Form 10-Q
period 1996-06-30
GLIMCHER REALTY TRUST
filed 1996-08-02
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-12482

                              GLIMCHER REALTY TRUST

             (Exact name of registrant as specified in its charter)

                     MARYLAND                               31-1390518
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

              20 SOUTH THIRD STREET                           43215
                 COLUMBUS, OHIO                             (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (614) 621-9000

           Securities registered pursuant to Section 12(b) of the Act:

                     Title of each class                         Name of each exchange on which registered
                     -------------------                         -----------------------------------------
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE

                      -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

As of July 26,1996, there were 21,888,931 Common Shares of Beneficial Interest outstanding, par value $ .01 per share.


                                  1 of 23 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX

PART I:  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                              3

         Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995            4

         Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995              5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995              6

         Notes to Consolidated Financial Statements                                                         8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations       13

PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            21

     Item 2.  Changes in Securities                                                                        21

     Item 3.  Defaults Upon Senior Securities                                                              21

     Item 4.  Submission of Matters to a Vote of Security Holders                                          21

     Item 5.  Other Information                                                                            22

     Item 6.  Exhibits and Reports on Form 8-K                                                             22

SIGNATURES                                                                                                 23

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                      ASSETS

                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 1996  DECEMBER 31, 1995
                                                                                  -------------  -----------------
Investment in real estate:
  Land .......................................................................      $ 83,703         $ 61,840
  Buildings, improvements and equipment ......................................       648,376          623,471
  Developments in progress ...................................................        25,289           11,361
                                                                                    --------         --------
         Investment in real estate ...........................................       757,368          696,672
  Less accumulated depreciation ..............................................        75,845           66,699
                                                                                    --------         --------
         Net investment in real estate .......................................       681,523          629,973

Cash and cash equivalents ....................................................         3,706            5,832
Cash in escrow ...............................................................        33,602            4,722
Tenant accounts receivable, net ..............................................        17,580           15,507
Deferred expenses, net .......................................................        10,089           11,542
Prepaid and other assets .....................................................         1,358            1,427
                                                                                    --------         --------
                                                                                    $747,858         $669,003
                                                                                    ========         ========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .......................................................      $298,896         $291,579
Notes payable ................................................................       102,300           33,200
Accounts payable and accrued expenses ........................................        14,360           14,011
Distributions payable ........................................................        11,776           11,773
                                                                                    --------         --------
                                                                                     427,332          350,563
                                                                                    --------         --------

Minority interest in partnerships ............................................        43,554           33,749

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,888,931 and 21,881,921 shares issued and
     outstanding at June 30, 1996 and December 31, 1995, respectively ........           219              219
  Additional paid-in capital .................................................       316,673          316,558
  Distributions in excess of accumulated earnings ............................       (39,920)         (32,086)
                                                                                    --------         --------
                                                                                    $747,858         $669,003
                                                                                    ========         ========




        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 1996              1995
                                                                                 ----              ----
Revenues:
     Minimum rents ....................................................       $    20,784       $    19,262
     Percentage rents .................................................               740               741
     Tenant recoveries ................................................             5,105             4,811
     Other ............................................................               466               404
                                                                              -----------       -----------
       Total revenues .................................................            27,095            25,218
                                                                              -----------       -----------


Operating Expenses:
     Real estate taxes ................................................             2,486             2,104
     Recoverable operating expenses ...................................             3,181             2,807
                                                                              -----------       -----------
                                                                                    5,667             4,911
    Provision for credit losses .......................................               502               297
    Other operating expenses ..........................................               167                96
    General and administrative ........................................             2,331             1,698
                                                                              -----------       -----------
       Total operating expenses .......................................             8,667             7,002
                                                                              -----------       -----------

       Net operating income ...........................................            18,428            18,216

    Depreciation and amortization .....................................             5,427             5,451
    Gain on sale of properties ........................................             1,119
    Interest income ...................................................                98               135
    Interest expense ..................................................             6,590             7,323
    Minority interest in partnerships .................................               826               683
                                                                              -----------       -----------
       Net income .....................................................       $     6,802       $     4,894
                                                                              ===========       ===========

Earnings per common share of beneficial interest ......................       $       .31       $       .26
                                                                              ===========       ===========

Cash distributions declared per common share of beneficial interest ...       $     .4808       $     .4808
                                                                              ===========       ===========

Weighted average number of  common shares of beneficial interest
    outstanding .......................................................        21,887,964        18,514,490
                                                                              ===========       ===========




        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 1996              1995
                                                                                 ----              ----
Revenues:
     Minimum rents ....................................................       $    41,217       $    38,757
     Percentage rents .................................................             1,607             1,547
     Tenant recoveries ................................................            10,674             9,522
     Other ............................................................               845               845
                                                                              -----------       -----------
       Total revenues .................................................            54,343            50,671
                                                                              -----------       -----------


Operating Expenses:
     Real estate taxes ................................................             4,917             4,285
     Recoverable operating expenses ...................................             6,739             5,787
                                                                              -----------       -----------
                                                                                   11,656            10,072
     Provision for credit losses ......................................             1,008               760
     Other operating expenses .........................................               325               227
     General and administrative .......................................             4,229             3,443
                                                                              -----------       -----------
       Total operating expenses .......................................            17,218            14,502
                                                                              -----------       -----------

       Net operating income ...........................................            37,125            36,169

    Depreciation and amortization .....................................            10,701            10,278
    Gain on sale of properties ........................................             1,119
    Interest income ...................................................               211               282
    Interest expense ..................................................            12,963            14,396
    Minority interest in partnerships .................................             1,577             1,460
                                                                              -----------       -----------
       Net income .....................................................       $    13,214       $    10,317
                                                                              ===========       ===========

Earnings per common share of beneficial interest ......................       $       .60       $       .56
                                                                              ===========       ===========

Cash distributions declared per common share of beneficial interest ...       $     .9616       $     .9483
                                                                              ===========       ===========

Weighted average number of  common shares of beneficial interest
    outstanding .......................................................        21,887,196        18,436,975
                                                                              ===========       ===========




        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                   1996            1995
                                                                                   ----            ----
Cash flows from operating activities:
     Net income ..........................................................       $ 13,214        $ 10,317
           Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for credit losses ................................          1,008             760
              Depreciation and amortization ..............................         10,701          10,278
              Gain on sale of properties .................................         (1,119)
              Other non-cash expenses ....................................            428             388
              Minority interest in partnerships ..........................          1,577           1,460
           Net changes in operating assets and liabilities:
              Tenant accounts receivable .................................         (3,028)         (2,239)
              Prepaid and other assets ...................................            559             (23)
              Accounts payable and accrued expenses ......................         (2,507)         (4,903)
                                                                                 --------        --------

         Net cash provided by operating activities .......................         20,833          16,038
                                                                                 --------        --------

Cash flows from investing activities:
              Proceeds from sale of properties ...........................          3,826
              Additions to investment in real estate .....................        (38,645)        (14,470)
              Acquisition of properties ..................................         (5,167)
              (Additions to) withdrawals from cash in escrow .............        (28,051)          3,836
              Additions to deferred expenses .............................            (88)           (184)
                                                                                 --------        --------


         Net cash used in investing activities ...........................        (68,125)        (10,818)
                                                                                 --------        --------




                                   (continued)
        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              1996            1995
                                                                                              ----            ----
Cash flows from financing activities:
              Proceeds from issuance of mortgage and notes payable .................         433,980          31,890
              Principal payments on mortgage and notes payable .....................        (365,342)        (89,605)
              Proceeds from the issuance of common shares of beneficial
                interest, net of underwriting and other offering costs of $4,025 ...                          69,110
              Proceeds from the issuance of common shares of beneficial
                interest under the Distribution Reinvestment and Share
                Purchase Plan and other ............................................              77              68
              Cash distributions, shareholders .....................................         (21,048)        (17,166)
              Cash distributions, Operating Partnership unit holders ...............          (2,501)         (2,434)
                                                                                           ---------        --------

         Net cash provided by (used in) financing activities .......................          45,166          (8,137)
                                                                                           ---------        --------

Net change in cash and cash equivalents ............................................          (2,126)         (2,917)

Cash and cash equivalents, at beginning of period ..................................           5,832           7,042
                                                                                           ---------        --------

Cash and cash equivalents, at end of period ........................................       $   3,706        $  4,125
                                                                                           =========        ========



Non-cash financing and investing transactions:

1995:
Glimcher Realty Trust accrued accounts payable of $2,779 and $3,131 for real estate improvements and other assets as of June 30, 1995 and December 31, 1994, respectively.

1996:
Glimcher Realty Trust accrued accounts payable of $1,909 and $2,152 for real estate improvements as of June 30, 1996 and December 31, 1995, respectively.

During the second quarter of 1996 and 1995, Glimcher Realty Trust accrued distributions payable for $11,776 and $10,080, respectively.

Glimcher Realty Trust, through Glimcher Properties Limited Partnership, acquired one community shopping center during the six months ended June 30, 1996. The purchase price of $12,550 was paid for with $5,167 in cash and the balance by the assumption of net liabilities and mortgage debt of $7,383.





        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include GRT, Glimcher Properties Limited Partnership (the "Operating Partnership") (89.4% owned by GRT at June 30, 1996 and 89.4% at December 31, 1995), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership), and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) all of which are wholly-owned; and one Colorado limited liability company (Olathe Mall, L.L.C.) . All significant inter-company balances and transactions have been eliminated.

           The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Glimcher Realty Trust's Form 10-K for year ended December 31, 1995.

2.       INVESTMENT IN REAL ESTATE

         Investment in Real Estate has increased $60,696 since December 31, 1995. The primary components of this increase are summarized below:

                         NAME OF PROPERTY/DESCRIPTION                       COST             PROJECT TYPE
          ---------------------------------------------------------------------------------------------------
          Delaware Community Center ................................       $12,500       Acquisition
          The Great Mall of the Great Plains - Investment ..........        25,233       Development
          The Great Mall of the Great Plains - Minority Interest ...        10,729       Development
          Georgesville Square ......................................         6,810       Development
          Meadowview Square ........................................         1,522       Development
          Grand Central Mall .......................................         1,080       Renovation/Expansion
          Morgantown Commons .......................................           855       Renovation/Expansion
          Various properties .......................................         1,967
                                                                           -------
                                                                           $60,696
                                                                           =======

3.       CASH IN ESCROW

         Cash in escrow consists primarily of cash held for real estate taxes, payments by tenants for early termination of their leases, and property maintenance and expansion or leasehold improvements as required by certain of the loan agreements. Cash in escrow may be released as certain income requirements have been met. At June 30, 1996, cash in escrow also includes $28,128 that was drawn under the revolving line of credit (the "Credit Facility") and deposited with two banks to secure letters of credit for $28,128. The letters of credit were deposited at the escrow closing of the Retail Property Investors Inc. (RPI) acquisition.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable at June 30, 1996 and December 31, 1995 consist of the following:

                                                              BALANCE                                JUNE 30, 1996
                                                      -----------------------      -------------------------------------------------
                                                      JUNE 30,       DEC. 31,      INTEREST  PAYMENT      PAYMENT AT       FINAL
                   DESCRIPTION                          1996           1995          RATE     TERMS       MATURITY     MATURITY DATE
- - ------------------------------------------------------------------------------------------------------------------------------------
Grand Central Limited Partnership ................    $ 25,000       $ 25,000       6.935%     (a)         $25,000      Oct. 1, 2000
Glimcher Holdings Limited Partnership - Loan A ...      40,000         40,000       6.995%     (a)          40,000      Feb. 1, 1999
Glimcher Holdings Limited Partnership - Loan B ...      40,000         40,000       7.505%     (a)          40,000      Feb. 1, 2003
Glimcher Centers Limited Partnership .............      76,000         76,000       7.625%     (a)          76,000      Aug. 1, 2000
                                                      --------       --------
                                                       181,000        181,000

Morgantown Mall Associates Limited Partnership ...      50,200         50,200       7.500%     (a)          50,200      Apr. 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership ....      50,000         50,000       7.470%     (a)          50,000     Oct. 26, 2000
      Georgesville Square ........................                      1,646
      Meadowview Square ..........................                        866
      Delaware Community Shopping Center .........       8,471                      7.875%     (b)                     April 1, 2016
   Construction Loan:
      Morgantown Commons ($10,500 available)  ....       9,225          7,867        (c)       (a)                      Jun. 1, 1998
                                                      --------       --------
Total Mortgage Notes Payable .....................    $298,896       $291,579
                                                      ========       ========


(a) The loan requires monthly payments of interest only.

(b) The loan requires monthly payments of interest only until May 1, 1996; thereafter, a $70 monthly payment of principal and interest.

(c) The loan bears interest at LIBOR plus 200 basis points (7.500% at June 30, 1996).

         All mortgage notes payable are collateralized by certain properties held within the respective partnerships. The loan agreement for $181,000 with Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains certain financial covenants regarding minimum net operating income and coverage ratios.

5.       NOTES PAYABLE

         At June 30, 1996, the Company maintained a Credit Facility with two banks, as agents, of $175,000 which is due in June 1998. All borrowings under the Credit Facility are unsecured and bear interest at variable rates ranging from LIBOR plus 150 basis points to LIBOR plus 250 basis points. The variable rate is set quarterly based on the Company's leverage ratio (as defined in the Credit Facility loan agreement) of total consolidated liabilities ($427,332 at June 30, 1996) to consolidated tangible net worth ($320,526 at June 30, 1996). Consolidated tangible net worth is defined as the Company's total assets less total liabilities and intangible assets. At June 30, 1996 the Credit Facility interest rate was LIBOR plus 150 basis points (7.000%). Effective July 1, 1996 the interest rate will be LIBOR plus 175 basis points.

         The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, net operating income requirements on the negative pledge pool, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the properties which are part of the negative pledge pool for the Credit Facility.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         At June 30, 1996 the balance outstanding on the Credit Facility was $101,800. In addition, $19,171 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility; $18,721 of the holdback relates to a letter of credit issued in connection with the escrow closing of the RPI acquisition. As of June 30, 1996 the unused balance of the Credit Facility available to the Company was $54,029.

         In connection with the Credit Facility the Company entered into a rate protection agreement on July 14, 1995 under which the obligor has agreed to reimburse the Company to the extent interest expense increases as a result of an increase in LIBOR above 8.500% per annum, and the Company has agreed to reimburse the obligor to the extent of interest expense decreases as a result of an decrease in LIBOR below 4.500% per annum. Thus, the majority of the Company's variable-rate debt has contractual protection against future economic uncertainties.

         On February 23, 1996, GRT entered into a note payable for its three year directors and officers liability insurance premium of $600 at a fixed rate of 7.575%. The note requires quarterly payments of principal and interest in the amount of $55 with the final payment due November 23, 1998. The balance outstanding was $500 at June 30, 1996.

6.       MINORITY INTEREST IN PARTNERSHIPS

         The $9,805 increase is primarily due to the outside partners' interest ($10,729 as of June 30, 1996) in Olathe Mall L.L.C. ("Olathe"), (see footnote
7).

7.       JOINT VENTURE

         On January 11, 1996, the Operating Partnership purchased a 65.0% controlling interest in Olathe which was formed to develop an enclosed value oriented regional mall, The Great Mall of the Great Plains (the "Mall"), in Olathe, Kansas. The Mall is currently under construction. The operations of the Olathe joint venture are included in the accompanying balance sheet using the consolidation method of accounting.

         During construction all cost associated with the development are being capitalized. Below is a summarized balance sheet of Olathe as of June 30, 1996:

            Assets:
                  Construction in progress                       $35,962
                                                                 -------
                                                                 $35,962
                                                                 =======

            Liabilities and Partner's Equity:
                  Accounts payable                               $   820
                  Advances from partner                           13,328
                  Partners' equity                                21,814
                                                                 -------
                                                                 $35,962
                                                                 =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.       SHAREHOLDERS' EQUITY

         The following table summarizes the change in the shareholders' equity since December 31, 1995:

                                                           COMMON SHARES OF          DISTRIBUTIONS
                                                          BENEFICIAL INTEREST        IN EXCESS OF     ADDITIONAL
                                                          -------------------        ACCUMULATED       PAID IN
                                                          SHARES         AMOUNT       EARNINGS         CAPITAL         TOTAL
                                                          ------         ------       --------         -------         -----
Balance, January 1, 1996 .......................        21,881,921        $219        $(32,086)       $316,558       $284,691
Distributions declared, $.4808 per Share .......                                       (21,048)                       (21,048)
Distribution Reinvestment and Share
   Purchase Plan ...............................             3,540                                          60             60
Stock based compensation .......................             3,470                                          57             57
Net income for the period January 1, 1996
   to June 30, 1996 ............................                                        13,214                         13,214
Transfer to minority interest in partnership ...                                                            (2)            (2)
                                                        ----------        ----        --------        --------       --------
Balance, June 30, 1996 .........................        21,888,931        $219        $(39,920)       $316,673       $276,972
                                                        ==========        ====        ========        ========       ========

9.       EARNINGS PER SHARE

         Primary earnings per share is computed based upon the weighted average number of Shares outstanding during the periods represented. Since fully diluted earnings per share is not materially dilutive or antidilutive, such amounts are not presented.

10.      COMMITMENT AND CONTINGENCIES

         Litigation

         In December 1994, the Estate of Amos Ginor ("Ginor") and Langhorne Plaza Associates ("Langhorne") commenced a lawsuit, The Estate of Amos Ginor, et al. v. Dennis Landsberg, et al., against various defendants, including Glimcher Holdings Limited Partnership ("GHLP") and GRT (collectively, the "Glimcher Entities"), that is pending in the United States District Court for the Southern District of New York.

           The complaint alleges that Langhorne's general partner, defendant Washington General Corp. ("Washington"), and its corporate parent, Concord Assets Group, Inc. ("Concord"), breached their fiduciary duty and defrauded Langhorne and Ginor, Langhorne's limited partner, by selling two single tenant retail properties to GHLP for a low price, without adequately taking into account the tax consequences of the sale, at a time when Ginor was seeking to oust Washington as Langhorne's general partner. Those claims are also asserted against the Glimcher Entities alleging that they had knowledge of the facts and failed to disclose or take other action. The complaint seeks compensatory and punitive damages against all the defendants in an unspecified amount and rescission of the sale of the two single tenant retail properties.

         The Glimcher Entities are seeking indemnification and contributions against all codefendants, and with respect to the rescission claims, indemnification pursuant to the title policies obtained by the Glimcher Entities in connection with the acquisition of the retail properties. At this stage of the proceedings, the Glimcher Entities maintain that the claims against them are not meritorious and intend to vigorously defend themselves in the lawsuit. In the event that any recovery against them exceeds the $2.0 million limit on the Concord indemnification, the Glimcher Entities will seek contributions from other defendants.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Environmental Matters

         The Company has been advised that the United States Environmental Protection Agency (the "EPA") is likely to include its Stewart Plaza in Mansfield, Ohio as part of a much larger National Priority List site, designated by the EPA for remedial activities under the Federal hazardous site cleanup program. This action is the result of the discovery of perchloroethylene (a solvent used predominantly in cleaning) in drinking water wells located near the property. In accordance with Federal law, the Company may, to some extent, be liable for costs associated with remedial activities which might be performed in connection with the site. However, no contamination has been discovered on the property itself and the company believes its liability may be limited by the fact that the property does not appear to be a source of the contamination on the site.

11.      RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUES

         Total revenues increased 7.4% , or $1.9 million, for the three months ended June 30, 1996. The total revenue increase is $2.1 million after adjusting for the net effect of 1995/1996 one-time items totaling $250,000. The $2.1 million increase was the result of increased revenues of $800,000 at the malls and $1.3 million at the community shopping centers.

Minimum rents

         Minimum rents increased 7.9%, or $1.5 million, for the three months ended June 30, 1996. The minimum rent increase was $1.4 million after the net effect of 1995/1996 one-time items totaling $100. The summary below identifies the 7.9% increase by its various components.

                                                       Increase (dollars in millions)                         Percent
                                                       ------------------------------                         -------
                                                         Community Shopping Centers/
                                             Malls     Single Tenant Retail Properties        Total            Total
                                             -----     -------------------------------        -----            -----
Same Center                                  $0.3                    $0.2                     $0.5              2.4%
Acquisitions/Developments                                              .9                       .9              5.1
One-time items                                0.2                    (0.1)                     0.1              0.4
                                             ----                    ----                     ----             ----
After one-time items                         $0.5                    $1.0                     $1.5              7.9%
                                             ====                    ====                     ====             ====

Tenant recoveries

         Tenant recoveries increased 6.1%, or $290,000, for the three months ended June 30, 1996. The tenant recoveries increase was $640,000 after adjusting for a 1995 one-time items totaling $350,000. Same center properties accounted for $480,000 of the $640,000 increase and related primarily to increased real estate tax assessments and increased snow removal costs due to the harsh winter. Acquisitions and openings of new developments during 1995 and 1996 accounted for $170,000 of the $640,000 increase. The recovery ratio for the three months ended June 30, 1996 was 90.1% compared to 90.8% for the corresponding period of 1995 (after adjusting for the effect of the $350,000 one-time item).

OPERATING EXPENSES

         Total operating expenses increased 23.8%, or $1.7 million, for the three months ended June 30, 1996. Recoverable expenses accounted for $760,000 of the increase with the balance primarily due to the provision for credit losses which increased $205,000 and general and administrative expenses which increased $630,000.

Recoverable expenses

         The $760,000 increase in recoverable expenses was the result of a $380,000 increase in real estate taxes resulting from reassessments and a $380,000 increase in recoverable operating expenses. $140,000 of the $760,000 increase relates to acquisitions and developments opened in 1995 and 1996.

Provision for credit losses

         The provision for credit losses increased $205,000 to 1.9% of total revenues for the three months ended June 30, 1996, compared to 1.2% of total revenues for the corresponding period of 1995. The Company has taken a more conservative approach in assessing tenant credit risks in light of the current retail environment. The Company's allowance for credit risk as a percent of tenant accounts receivable was 11.3%, or $2.2 million, at June 30, 1996, compared to 10.4%, or $1.7 million, at June 30, 1995.

General and administrative

         General and administrative expenses increased $630,000 to 8.6% of total revenue for the three months ended June 30, 1996. This increase includes a $100,000 one-time net expense savings. The general and administrative expense increase is due primarily to wage and benefit cost relating to staff expansions since June 30, 1995 to support acquisitions, developments, enhanced systems capabilities, and an expanded leasing function.

GAIN ON SALE OF PROPERTIES

         During the three months ended June 30, 1996, the Company sold one parcel of land in Lancaster, Ohio and one parcel of land in Allentown, Pennsylvania, which combined resulted in a gain of $1.1 million. There were no sales of land during the corresponding period of 1995.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the three months ended June 30, 1996 interest expense decreased 10.0%, or $730,000, and capitalized interest relating to developments in progress increased $380,000. The net interest decrease of $350,000 was due to a lower effective interest rate, partially off-set by increased debt levels. The effective interest rate and the weighted average debt balance for the three months ended June 30, 1996 were 7.39% and $367.7 million, respectively, compared to 8.07% and $352.8 million, respectively, for the corresponding period of 1995. The net interest decrease is summarized below:

Rate ($367,700,000 x 0.68% x 90/360)            $ 625,000
Borrowings ($14,885,000 x 7.39% x 90/360)        (275,000)
                                                ---------
Net interest expense                            $ 350,000
                                                =========

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

REVENUES

         Total revenues increased 7.2% , or $3.7 million, for the six months ended June 30, 1996. The total revenue increase is $4.2 million after adjusting for the net effect of 1995/1996 one-time items totaling $520,000. The $4.2 million increase was the result of increased revenues of $1.2 million at the malls and $3.0 million at the community shopping centers.

Minimum rents

         Minimum rents increased 6.3% or $2.5 million for the six months ended June 30, 1996. The minimum rent increase was $2.6 million after the net effect of 1995/1996 one-time items totaling $170,000. The summary below identifies the 6.3% increase by its various components.

                                                       Increase (dollars in millions)                           Percent
                                            ------------------------------------------------------
                                                         Community Shopping Centers/
                                             Malls     Single Tenant Retail Properties       Total                Total
                                             -----     -------------------------------       -----                -----
Same Center                                  $0.1                    $0.5                     $0.6                 1.5%
Acquisitions/Developments                                             2.1                      2.1                 5.2
One-time items                                0.2                    (0.4)                    (0.2)               (0.4)
                                             ----                    ----                     ----                ----

                                             $0.3                    $2.2                     $2.5                 6.3%
                                             ====                    ====                     ====                ====

Tenant recoveries

         Tenant recoveries increased 12.1%, or $1.2 million, for the six months ended June 30. The tenant recoveries increase was $1.5 million after adjusting for a 1995 one-time item totaling $350,000. Same center properties accounted for $1.2 million of the $1.5 million increase and related primarily to increases in real estate tax assessments and increased snow removal costs due to the harsh winter. Acquisitions and openings of new developments during 1995 and 1996 accounted for $330,000 of the $1.5 million increase. The recovery ratio for the six months ended June 30, 1996 was 91.6%, compared to 91.1% for the corresponding period of 1995 (after adjusting for the effect of the $350,000 one-time item).

OPERATING EXPENSES

         Total operating expenses increased 18.7%, or $2.7 million, for the six months ended June 30, 1996. Recoverable expenses accounted for $1.6 million of the increase with the balance primarily due to the provision for credit losses which increased $250,000 and general and administrative expenses which increased $790,000.

Recoverable expenses

         The $1.6 million increase in recoverable expenses was the result of a $630,000 increase in real estate taxes resulting from increased assessments and a $950,000 increase in recoverable operating expenses of which $560,000 was snow removal cost. $320,000 of the $1.6 million increases relate to acquisitions and developments opened in 1995 and 1996.

Provision for credit losses

         The provision for credit losses increased $250,000 to 1.9% of total revenues for the six months ended June 30, 1996, compared to 1.5% of total revenues for the corresponding period of 1995. The Company has taken a more conservative approach in assessing tenant credit risks in light of the current retail environment. The Company's allowance for credit risk as a percent of tenant accounts receivable was 11.3%, or $2.2 million, at June 30, 1996, compared to 10.4%, or $1.7 million, at June 30, 1995.

General and administrative

         General and administrative expenses increased $790,000 to 7.8% of total revenues for the six months ended June 30, 1996. This increase includes a $310,000 one-time net expense savings. The general and administrative expense increase is due primarily to wage and benefit cost for staff expansions since June 30, 1995 to support acquisitions, developments, enhanced systems capabilities, and an expanded leasing function.

GAIN ON SALE OF PROPERTIES

         During the six months ended June 30, 1996, the Company sold one parcel of land in Lancaster, Ohio and one parcel of land in Allentown, Pennsylvania, which combined resulted in a gain of $1.1 million. There were no sales of land during the corresponding period of 1995.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the six months ended June 30, 1996 interest expense decreased $1.4 million, and capitalized interest relating to developments in progress increased $630,000. The net interest decrease of $770,000 was due to a lower effective interest rate, partially offset by increased debt levels. The effective interest rate and the weighted average debt balance for the six months ended June 30, 1996 were 7.42% and $358.4 million, respectively, compared to 8.01% and $350.7 million, respectively, for the corresponding period of 1995. The net interest decrease is summarized below:

Rate ($358,400,000 x 0.59% x 180/360)           $ 1,057,000
Borrowings ($7,736,000 x 7.42% x 180/360)          (287,000)
                                                -----------
                                                $   770,000
                                                ===========

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources

         The Company has several active development, renovation and expansion projects and continues to review and evaluate acquisition and developments as part of its business strategy. Management anticipates that the funds available under its Credit Facility and the Company's plan to utilize construction financing, long-term mortgage debt and the joint venture structure to raise equity and financing for acquisitions and developments will provide sufficient capital resources to administer the Company's business strategy.

         At June 30, 1996 the Company's debt to total market capitalization was 49.3% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%. The Company is reviewing this policy and other measurements of leverage including its debt service coverage ratio and debt to asset values.

         Net cash provided by operating activities for the six months ended June 30, 1996 increased $4.8 million, or 29.9%. Net income accounted for $2.9 million of this increase with the remaining $1.9 million increase resulting from non-cash net operating income and operating asset and liability changes.

         Net cash used in investment activities for the six months ended June 30, 1996 increased $57.3 million. The increase was primarily the result of real estate development and acquisition activity (see footnote 2) and the cash escrow for the RPI transaction (see footnote 3)

         Net cash provided by financing activities for the six months ended June 30, 1996 increased $53.3 million primarily as a result of the increase in real estate investments (see footnote 2).

RPI Acquisition

          On July 1, 1996 the Company announced the RPI transaction closed in escrow on June 27, 1996. Final closing, which requires the approval of the transaction by the shareholders of RPI is scheduled to occur early in the fourth quarter of 1996. The acquisition consists of 22 Wal-Mart anchored community shopping centers located in nine central and eastern states and containing approximately 4.4 million square feet of retail space. Financing of the $197.0 million purchase price is in place. The Company will assume mortgage debt of $116.2 million on 16 properties with annual debt service of approximately $10.7 million and a weighted average effective interest rate of 8.3%. The debt matures 6% in 1997, 0% in 1998, 30% in 1999 and 64% between 2000 and 2015. A commitment for bridge financing for approximately $34.0 million on six properties is in place with financing for one year from the closing date with an option to extend for one year. Interest on the bridge financing will be LIBOR plus 175 basis points. The balance of the purchase price ($46.8 million) will be financed from the Credit Facility, of which $28.1 million is included in the Credit Facility outstanding balance at June 30, 1996 (see footnote 3) and $18.7 million represents a holdback on the available balance of the Credit Facility for letters of credit issued (see footnote 5). The 22 properties are projected to increase net operating income by approximately $20.0 million. The Company will receive an incentive management fee from May 14, 1996, to final closing, to be paid at final closing. The fee calculation will be based on various components tied to revenues, expenses, principal debt payments, and capital/tenant improvement payments.

Development, Expansion, and Renovation

         The Great Mall of the Great Plains This development is a single level enclosed super regional, value oriented mall totaling 1 million square feet of gross buildable area located in Olathe, Kansas, approximately 19 miles from downtown Kansas City, Missouri. The property will contain approximately 850,000 square feet of gross leasable area, consisting of 50.0% anchors, 48.0% retail shop space and 2.0% food court/kiosks/cart space. The estimated cost of the development is $107.0 million, of which $74.1 million will be financed from a construction loan and the balance representing equity of the Company (65.0%) and its joint venture partner (35.0%). The construction loan which was finalized July 2, 1996 carries interest at LIBOR plus 225 basis points and matures July 1, 1999. Glimcher Properties Limited Partnership (GPLP) has provided the lender with a completion guarantee and an unconditional guarantee of payment of the greater of 25.0% of the outstanding obligation or the indebtedness minus capped net operating income calculated in accordance with the agreement. The Olathe Mall L.L.C. operating agreement requires GPLP to make initial capital and additional capital contributions totaling $21.8 million of which $11.1 million has been contributed as of June 30, 1996. Current projections have the opening scheduled for mid 1997.

         Meadowview Square This development is a 151,000 square foot community shopping center located in Kent/Ravenna, Ohio. The center will be anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. The estimated cost of the development is $10.2 million. The Company is pursing a $9.8 million, three year construction loan at LIBOR plus 200 basis points. At June 30, 1996, the Company's invested capital in this project was $1.5 million.

         Georgesville Square- Phase I This development is a 232,000 square foot community shopping center located in Columbus, Ohio. The center will be anchored by a 132,000 square foot Lowes and a 63,000 square foot Kroger, with the balance of the space in small shops. The estimated cost of the development is $17.3 million. At June 30, 1996, the Company's invested capital in this project was $6.8 million.

         Grand Central Mall The renovation and expansion plan for this mall located in Parkersburg, West Virginia will bring its gross leasable area to 887,000 square feet. The plan renovates a portion of the existing mall which includes the addition of a food court and expands the mall with a 37,000 square foot 12 screen cinema and a 83,000 square foot Proffitts. The estimated cost of the renovation and expansion is $11.2 million. At June 30, 1996 the Company's invested capital in the renovation and expansion plan was $6.2 million.

PORTFOLIO DATA

         Tenants reporting sales data for the twelve month period ended June 30, 1996 and June 30, 1995 represented 7.8 million square feet, or 79.6% of the 1995/1996 "same store" population. Below is a summary of the "same store" data:

                                                                COMMUNITY                   SINGLE TENANT
                               ENCLOSED MALLS                SHOPPING CENTERS              RETAIL PROPERTIES
                         ------------------------        -------------------------     --------------------------
     PROPERTY TYPE       SALES PSF     % INCREASE        SALES PSF      % INCREASE     SALES PST      % DECREASED
     -------------       ---------     ----------        ---------      ----------     ---------      -----------
       Anchors             $160.71       1.9%              $210.01        2.0%           $177.9           (1.8)%
       Stores              $232.39       1.9%              $174.42        3.1%

         The total portfolio occupancy rates have remained relatively constant at 94.1% at June 30, 1996 and 95.3% at June 30, 1995. The Company has focused significant efforts on maintaining its occupancy levels during the difficult retail environment experienced over the past several years. The occupancy levels by property type are summarized below:

        PROPERTY TYPE                                            OCCUPANCY
- - -------------------------------          ----------------------------------------------------------
                                         6/30/96     3/31/96      12/31/95     9/30/95      6/30/95
                                         -------     -------      --------     -------      -------
Enclosed Malls:
     Anchors                              96.6%        96.6%       100.0%       100.0%       100.0%
     Stores                               83.9%        83.9%        84.7%        81.9%        80.6%
                                         -----        -----        -----        -----        -----
         Total                            91.5%        91.5%        93.9%        92.8%        92.3%
                                         -----        -----        -----        -----        -----

Community Shopping Centers:

     Anchors                              96.6%        96.8%        98.2%        98.6%        98.6%
     Stores                               88.0%        88.0%        88.4%        89.9%        89.0%
                                         -----        -----        -----        -----        -----
         Total                            94.4%        94.6%        95.8%        96.4%        96.2%
                                         -----        -----        -----        -----        -----
Single Tenant Retail Properties:         100.0%       100.0%       100.0%       100.0%       100.0%
                                         -----        -----        -----        -----        -----
Total Portfolio                           94.1%        94.2%        95.6%        95.6%        95.3%
                                         =====        =====        =====        =====        =====

         The 3.4% mall anchor tenant vacancy represents one space at Morgantown Mall which is being renovated for a Proffitts store with occupancy projected for the end of 1996. The 3.4% community shopping center anchor tenant vacancy represents five spaces totaling 198,000 square feet.

         In the first six months of 1996 new and rollover leases totaled 266,000 square feet. Rollover leases represent expiring leases where the tenant renewed. All other leases are categorized as new. The average annualized base rents for new and rollover leases show a positive trend when compared to the portfolio's average annualized base rents. The following chart illustrates this trend for the six months.

                                SQUARE FEET ANALYSIS                 AVERAGE ANNUALIZED BASE RENT
                          ---------------------------------        --------------------------------
                           NEW        ROLLOVER                      NEW       ROLLOVER                    PORTFOLIO
     PROPERTY TYPE        LEASES       LEASES         TOTAL        LEASES      LEASES         TOTAL        AVERAGE
     -------------        ------       ------         -----        ------      ------         -----        -------
Enclosed Malls:
Anchors                       --            --            --            --           --           --      $  4.17
Stores                    53,685        20,352        74,037       $ 21.80      $ 25.52      $ 23.59        21.14
Outparcels                 6,790            --         6,790         13.69           --        13.69         7.24
                         -------       -------       -------       -------      -------      -------      -------
                          60,475        20,352        80,827         20.72        25.52        21.93        10.18
                         -------       -------       -------       -------      -------      -------      -------

Community
Shopping Centers:
Anchors                  134,667            --       134,667          8.50           --         8.50         4.33
Stores                    70,831        17,453        88,284          6.56      $  9.51         7.14         8.09
Outparcels                    --            --            --            --           --           --         8.71
                         -------       -------       -------       -------      -------      -------      -------
                         205,498        17,453       222,951          7.83         9.51         7.96         5.22
                         -------       -------       -------       -------      -------      -------      -------

Single Tenant
Retail Properties:            --            --            --            --           --           --         4.27
                         -------       -------       -------       -------      -------      -------      -------
    Total                265,973        37,805       303,778       $ 10.76      $ 18.13      $ 11.68      $  6.57
                         =======       =======       =======       =======      =======      =======      =======

FUNDS FROM OPERATIONS

         Management considers funds from operations (the "FFO") to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with GAAP), excluding gains or losses from debt restructuring, plus real estate depreciation and amortization and minority interest in partnerships. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table illustrates the calculation of FFO for the three and six months ended June 30, 1996 and 1995:

                                                                1996 NAREIT FFO DEFINITION
                                                     -------------------------------------------------
                                                          THREE MONTHS                SIX MONTHS
                                                          ENDED JUNE 30,             ENDED JUNE 30,
                                                       1996          1995          1996          1995
                                                       ----          ----          ----          ----

Net income ...................................       $ 6,802       $ 4,894       $13,214       $10,317
Add back:
     Real estate depreciation and amortization         4,859         4,460         9,583         8,801
     Litigation settlement ...................                          98                         243
     Minority interest in partnership ........           826           683         1,577         1,460
                                                     -------       -------       -------       -------
Funds from operations ........................       $12,487       $10,135       $24,374       $20,821
                                                     =======       =======       =======       =======
Weighted average shares/units outstanding ....        24,492        21,118        24,491        21,041
                                                     =======       =======       =======       =======

         FFO increased 23.2%, or $2.4 million, for the three months ended June 30, 1996. The increase was the result of interest expense savings of $730,000, the gain on the sales of two outparcels of $1.1 million, improved revenues net of operating expense increases of $200,000, with the balance representing primarily litigation cost and non-real estate depreciation items for 1995 which were not incurred in 1996.

         FFO increased 17.3%, or $3.6 million, for the six months ended June 30, 1996. The increase was the result of interest expense savings of $1.4 million, the gain on the sales of two outparcels of $1.1 million, improved revenues net of operating expense increases of $1.0 million, with the balance representing primarily litigation cost and non-real estate depreciation items for 1995 which were not incurred in 1996.

INFLATION

         Inflation has remained relatively low during the past three years and has had a minimal impact on the Company's properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         However, inflation may have a negative impact on some of the Company's other operating items. Interest expense and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

OTHER

         The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

         The retail industry has experienced some difficulty, which is reflected in sales trends and in the bankruptcies and continued restructuring of several prominent retail organizations. Continuation of these trends could impact future earnings performance.

                                     PART II

                                OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS

                      Litigation

                      In May 1996, ACPA Fund II, Ltd. and various individual investors of certain limited partnerships (collectively, "Plaintiffs") commenced a lawsuit, ACPA Fund II, Ltd., et al. v. Dennis Landsberg, et al. ("Lawsuit"), against various defendants, including Glimcher Entities, that is pending in the United States District Court for the Southern District of Texas, Houston Division. Joint consent has been obtained to transfer venue of the Lawsuit to the United States District Court for the Southern District of New York.

                  The complaint alleges that the partnerships' general partner, Washington General Corp., and its corporate parent, Concord Assets Group, Inc., breached their fiduciary duty and defrauded the Plaintiffs by selling retail properties to GHLP for low prices, without adequately taking into account the tax consequences of the sales. Those claims are also asserted against the Glimcher Entities alleging that they had knowledge of the facts and failed to disclose or take other action. The complaint seeks compensatory and punitive damages against all the defendants in an unspecified amount and rescission of the sale of the two single tenant retail properties.

                      At this stage of the proceedings, the Glimcher Entities maintain that the claims against them are not meritorious and intend to vigorously defend themselves in the Lawsuit. The Glimcher Entities will seek indemnification and contributions against all co-defendants, and with respect to the rescission claims, indemnification pursuant to the title policies obtained by the Glimcher Entities in connection with the acquisition of the retail properties.

         ITEM 2.      CHANGES IN SECURITIES

                      None

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                      None

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      An Annual meeting of shareholders was held on May 23, 1996. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                      Votes of 11,874,983 shares were cast for the election of William R. Husted as a Trustee; votes of 61,430 shares were withheld.

                      Votes of 11,871,443 shares were cast for the election of Alan R., Weiler as a Trustee; votes of 64,970 shares were withheld.

                      In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                      Votes of 11,882,001 shares were cast for the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accounts; votes of 19.324 shares were against; and votes of 33,088 shares abstained. In addition, there were 33,088 broker non-votes in connection with such proposal.

         ITEM 5.      OTHER INFORMATION

                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                      Exhibits - None

                      No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

8/2/96                     /s/DAVID J. GLIMCHER
- - ----------------           -----------------------------------------------------
(Date)                     David J. Glimcher
                           Chief Executive Officer

8/2/96                     /s/TERRY A. SCHREINER
- - ----------------           -----------------------------------------------------
(Date)                     Terry A. Schreiner
                           Chief Financial Officer