Form 10-Q
period 1996-09-30
GLIMCHER REALTY TRUST
filed 1996-11-08
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

        As of October 31, 1996, there were 21,888,931 Common Shares of Beneficial Interest outstanding, par value $ .01 per share.


                                  1 of 25 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX
                                      -----

PART I:  FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                   ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995                                   3

         Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995                 4

         Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995                  5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995                  6

         Notes to Consolidated Financial Statements                                                                   8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations                 14

PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                      24

     Item 2.  Changes in Securities                                                                                  24

     Item 3.  Defaults Upon Senior Securities                                                                        24

     Item 4.  Submission of Matters to a Vote of Security Holders                                                    24

     Item 5.  Other Information                                                                                      24

     Item 6.  Exhibits and Reports on Form 8-K                                                                       24

SIGNATURES                                                                                                           25

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                             (UNAUDITED)

                                                                         SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                         ------------------     -----------------

Investment in real estate:
  Land...................................................................      $  56,180           $  57,181
  Buildings, improvements and equipment..................................        649,617             623,471
  Developments in progress:
     Land ...............................................................         27,578               4,885
     Developments........................................................         45,423              11,361
                                                                               ---------           ---------
                                                                                 778,798             696,898
  Less accumulated depreciation.........................................          80,730              66,699
                                                                               ---------           ---------
         Net investment in real estate..................................         698,068             630,199

Cash and cash equivalents................................................          5,996               5,832
Cash in escrow...........................................................         32,771               4,722
Tenant accounts receivable, net..........................................         19,617              15,507
Deferred expenses, net...................................................          9,352              11,542
Prepaid and other assets.................................................            806               1,201
                                                                               ---------           ---------
                                                                               $ 766,610           $ 669,003
                                                                               =========           =========


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable...................................................      $ 313,543           $ 291,579
Notes payable............................................................        109,254              33,200
Accounts payable and accrued expenses....................................         15,780              14,011
Distributions payable....................................................         11,776              11,773
                                                                               ---------           ---------
                                                                                 450,353             350,563
                                                                               ---------           ---------

Minority interest in partnerships........................................         43,131              33,749

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,888,931 and 21,881,921 shares issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively..............            219                 219
  Additional paid-in capital.............................................        316,672             316,558
  Distributions in excess of accumulated earnings........................        (43,765)            (32,086)
                                                                               ---------           ---------
                                                                               $ 766,610           $ 669,003
                                                                               =========           =========

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    1996              1995
                                                                                    ----              ----
Revenues:
    Minimum rents.........................................................    $   20,887           $  20,030
    Percentage rents......................................................           592                 634
    Tenant recoveries.....................................................         5,641               4,801
    Other.................................................................           514                 595
                                                                              ---------           ---------
       Total revenues.....................................................        27,634              26,060
                                                                              ----------          ----------


Operating Expenses:
    Real estate taxes.....................................................         2,536               2,024
    Recoverable operating expenses........................................         3,116               2,921
                                                                              ----------          ----------
                                                                                   5,652               4,945
    Provision for credit losses............................................          453                 448
    Other operating expenses...............................................          200                 114
    General and administrative.............................................        2,354               1,431
                                                                              ----------          ----------
       Total operating expenses............................................        8,659               6,938
                                                                              ----------          ----------

       Net operating income................................................       18,975              19,122

Depreciation and Amortization:
    Real estate depreciation...............................................        4,890               4,511
    Non-real estate depreciation...........................................          229                 205
    Loan fee amortization..................................................          337                 440
                                                                              ----------          ----------
                                                                                   5,456               5,156
Gain on sale of properties.................................................          382
Interest income............................................................          121                 122
Interest expense...........................................................        6,320               5,514
Amortization of interest rate buydown......................................          194                 194
Minority interest in partnerships..........................................          829                 899
                                                                              ----------          ----------
       Net income..........................................................   $    6,679          $    7,481
                                                                              ==========          ==========

Earnings per common share of beneficial interest...........................   $      .31          $      .34
                                                                              ==========          ==========
Cash distributions declared per common share of beneficial interest........   $    .4808          $    .4808
                                                                              ==========          ==========

Weighted average number of  common shares of beneficial interest
    outstanding............................................................   21,888,931          21,866,127
                                                                              ==========          ==========


        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    1996               1995
                                                                                    ----               ----
Revenues:
  Minimum rents............................................................    $  62,104            $ 58,787
  Percentage rents.........................................................        2,199               2,181
  Tenant recoveries........................................................       16,315              14,323
  Other....................................................................        1,359               1,441
                                                                               ---------            --------
       Total revenues......................................................       81,977              76,732
                                                                               ---------            --------

Operating Expenses:
  Real estate taxes........................................................        7,453               6,309
  Recoverable operating expenses...........................................        9,855               8,709
                                                                                --------            --------
                                                                                  17,308              15,018
  Provision for credit losses..............................................        1,461               1,208
  Other operating expenses.................................................          525                 341
  General and administrative...............................................        6,583               4,874
                                                                                --------            --------
       Total operating expenses............................................       25,877              21,441
                                                                                --------            --------

       Net operating income................................................       56,100              55,291

Depreciation and Amortization:
    Real estate depreciation...............................................       14,473              13,312
    Non-real estate depreciation...........................................          672                 599
    Loan fee amortization..................................................        1,012               1,523
                                                                                --------            --------
                                                                                  16,157              15,434
Gain on sale of properties.................................................        1,501
Interest income............................................................          332                 404
Interest expense...........................................................       18,895              19,522
Amortization of interest rate buydown......................................          582                 582
Minority interest in partnerships..........................................        2,406               2,359
                                                                                --------            --------
       Net income..........................................................     $ 19,893            $ 17,798
                                                                                ========            ========

Earnings per common share of beneficial interest...........................     $    .91            $    .91
                                                                                ========            ========

Cash distributions declared per common share of beneficial interest........     $ 1.4424            $ 1.4291
                                                                                ========            ========

Weighted average number of  common shares of beneficial interest
    outstanding............................................................   21,887,778          19,592,587
                                                                              ==========          ==========



        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                    1996                 1995
                                                                                    ----                 ----
Cash flows from operating activities:
     Net income .............................................................    $19,893             $17,798
           Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for credit losses....................................      1,461               1,208
              Depreciation and amortization..................................     16,157              15,434
              Gain on sale of properties.....................................     (1,501)
              Other non-cash expenses........................................        622                 582
              Minority interest in partnerships..............................      2,406               2,359
           Net changes in operating assets and liabilities:
              Tenant accounts receivable.....................................     (5,518)             (3,717)
              Prepaid and other assets.......................................        885                 194
              Accounts payable and accrued expenses..........................     (1,889)             (7,318)
                                                                                 -------             -------
         Net cash provided by operating activities...........................     32,516              26,540
                                                                                 -------             -------

Cash flows from investing activities:
              Proceeds from sale of properties ..............................      4,325
              Additions to investment in real estate.........................    (59,252)            (23,299)
              Acquisition of properties......................................     (5,167)             (5,601)
              (Additions to) withdrawals from cash in escrow.................    (27,132)              3,964
              Additions to deferred expenses.................................       (116)             (2,284)
                                                                                 -------             -------
         Net cash used in investing activities...............................    (87,342)            (27,220)
                                                                                 -------             -------

                                   (continued)

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                         1996                1995
                                                                                         ----                ----

Cash flows from financing activities:
              Proceeds from issuance of mortgage and notes payable..............          739,872           275,544
              Principal payments on mortgage and notes payable..................         (649,633)         (316,581)
              Proceeds from the issuance of common shares of beneficial
                interest, net of underwriting and other offering costs of $4,690                             68,810
              Proceeds from the issuance of common shares of beneficial
                interest under the Distribution Reinvestment and Share
                Purchase Plan and other.........................................               77               129
              Cash distributions, shareholders..................................          (31,572)          (25,993)
              Cash distributions, Operating Partnership unit holders............           (3,754)           (3,685)
                                                                                         --------          --------
         Net cash provided by (used in) financing activities....................           54,990            (1,776)
                                                                                         --------          --------

Net change in cash and cash equivalents.........................................              164            (2,456)

Cash and cash equivalents, at beginning of period...............................            5,832             7,042
                                                                                         --------          --------

Cash and cash equivalents, at end of period.....................................         $  5,996          $  4,586
                                                                                         ========          ========



Non-cash financing and investing transactions:

1995:
Glimcher Realty Trust accrued accounts payable of $1,196 and $3,131 for real estate improvements and other assets as of September 30, 1995 and December 31, 1994, respectively.

1996:
Glimcher Realty Trust accrued accounts payable of $2,623 and $2,152 for real estate improvements as of September 30, 1996 and December 31, 1995, respectively.

During the third quarter of 1996 and 1995, Glimcher Realty Trust accrued distributions payable for $11,776 and $11,770, respectively.

Glimcher Realty Trust, through Glimcher Properties Limited Partnership, acquired one community shopping center during the nine months ended September 30, 1996. The purchase price of $12,500 was paid with $5,167 in cash and the balance by the assumption of net liabilities and mortgage debt of $7,383.

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Glimcher Realty Trust, Glimcher Properties Limited Partnership (the "Operating Partnership") (89.4% owned by GRT at September 30, 1996 and December 31, 1995), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership), and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) all of which are directly or indirectly wholly-owned by the Operating Partnership; and one Colorado limited liability company (Olathe Mall, L.L.C.), collectively referred to as "GRT" or the "Company". All significant inter-company balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Glimcher Realty Trust's Form 10-K for year ended December 31, 1995.

2.       INVESTMENT IN REAL ESTATE

         Investment in real estate before depreciation consists of: (a) eight malls with an investment of $344,249; (b) 64 community shopping centers with an investment of $313,587; (c) 17 single tenant retail with an investment of $47,961; and (d) developments in progress which relate to the Company's renovation, expansion and development activities. The increase in investment in real estate is due primarily to the acquisition of one community shopping center and the Company's expansion, renovation and development activities.

3.       CASH IN ESCROW

         Cash in escrow consists primarily of cash held for real estate taxes, payments by tenants for early termination of their leases, and property maintenance and expansion or leasehold improvements as required by certain of the loan agreements. Cash in escrow may be released as certain income requirements have been met. At September 30, 1996, cash in escrow also includes $28,128 that was drawn under the revolving line of credit (the "Credit Facility") and deposited with two banks to secure letters of credit for $28,128. The letters of credit were deposited at the June 1996 escrow closing of the Retail Property Investors Inc. (RPI) acquisition.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.   MORTGAGE NOTES PAYABLE

     Mortgage notes payable at September 30, 1996 and December 31, 1995 consist of the following:

                                                                BALANCE                       SEPTEMBER 30, 1996
                                                          ---------------------    -------------------------------------------------
                                                          SEPT. 30,    DEC. 31,    INTEREST    PAYMENT     PAYMENT AT       FINAL
                 DESCRIPTION                                 1996        1995       RATE       TERMS       MATURITY    MATURITY DATE
------------------------------------------------------------------------------------------------------------------------------------
Grand Central Limited Partnership......................   $25,000      $ 25,000     6.935%       (a)      $25,000       Oct. 1, 2000
Glimcher Holdings Limited Partnership - Loan A.........    40,000        40,000     6.995%       (a)       40,000       Feb. 1, 1999
Glimcher Holdings Limited Partnership - Loan B.........    40,000        40,000     7.505%       (a)       40,000       Feb. 1, 2003
Glimcher Centers Limited Partnership...................    76,000        76,000     7.625%       (a)       76,000       Aug. 1, 2000
                                                         --------      --------
                                                          181,000       181,000

Morgantown Mall Associates Limited Partnership             50,200        50,200     7.500%       (a)       50,200       Apr. 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership..........    50,000        50,000     7.470%       (a)       50,000      Oct. 26, 2002
      Georgesville Square..............................                   1,646
      Meadowview Square................................                     866
      Delaware Community Shopping Center...............     8,426                   7.875%       (b)                   April 1, 2016
   Construction Loans:
      Morgantown Commons ($10,500 available)...........     9,403         7,867      (c)         (a)                    Jun. 1, 1998
      The Great Mall of the Great Plains
        ($74,100 available)............................    14,384                    (d)         (a)                    July 1, 1999
      Georgesville Square ($16,900 available)..........       130                    (c)         (a)                    Oct. 1, 1999
                                                         --------      --------
Total Mortgage Notes Payable...........................  $313,543      $291,579
                                                         ========      ========

(a)  The loan requires monthly payments of interest only.

(b) The loan required monthly payments of interest only until May 1, 1996; thereafter, a $70 monthly payment of principal and interest.

(c) The loan bears interest at LIBOR plus 200 basis points (7.438% at September 30, 1996).

(d) The loan bears interest at LIBOR plus 225 basis points (7.688% at September 30, 1996).

         All mortgage notes payable are collateralized by certain properties held within the respective partnerships. The loan agreement for $181,000 with Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains certain financial covenants regarding minimum net operating income and coverage ratios.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       NOTES PAYABLE

         At September 30, 1996, the Company maintained a Credit Facility with two banks, as agents, of $175,000 which is due in June 1998. All borrowings under the Credit Facility are unsecured and bear interest at variable rates ranging from LIBOR plus 150 basis points to LIBOR plus 250 basis points. The variable rate is set quarterly based on the Company's leverage ratio (as defined in the Credit Facility loan agreement) of total consolidated liabilities ($450,353 at September 30, 1996) to consolidated tangible net worth ($316,257 at September 30, 1996). Consolidated tangible net worth is defined as the Company's total assets less total liabilities and intangible assets. At September 30, 1996 the Credit Facility interest rate was LIBOR plus 175 basis points (7.413%).

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

         At September 30, 1996 the balance outstanding on the Credit Facility was $108,800. In addition, $19,171 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility; $18,721 of the holdback relates to a letter of credit issued in connection with the escrow closing of the RPI acquisition. As of September 30, 1996 the unused balance of the Credit Facility available to the Company was $47,029.

         In connection with the Credit Facility the Company entered into a rate protection agreement on July 14, 1995 under which the obligor has agreed to reimburse the Company to the extent interest expense increases as a result of an increase in LIBOR above 8.500% per annum, and the Company has agreed to reimburse the obligor to the extent of interest expense decreases as a result of an decrease in LIBOR below 4.500% per annum. Thus, the majority of the Company's variable-rate debt has contractual protection against interest rate fluctuations.

         On February 23, 1996, GRT entered into a note payable for its three year directors and officers liability insurance premium of $600 at a fixed rate of 7.575%. The note requires quarterly payments of principal and interest in the amount of $55 with the final payment due November 23, 1998. The balance outstanding was $454 at September 30, 1996.

6.       MINORITY INTEREST IN PARTNERSHIPS

         The $9,382 increase is primarily due to the unaffiliated members' interest ($10,729 as of September 30, 1996) in Olathe Mall L.L.C. ("Olathe").

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.       JOINT VENTURE

         On January 11, 1996, the Operating Partnership purchased a 65.0% controlling interest in Olathe which was formed to develop an enclosed value and entertainment oriented regional mall, The Great Mall of the Great Plains (the "Mall"), in Olathe, Kansas. On September 19, 1996 the operating agreement was amended to provide for the Operating Partnership to increase its ownership interest in Olathe from 65.0% to 90.0% provided that scheduled payments to the unaffiliated members are made. The Mall is currently under construction. The operations of the Olathe joint venture are included in the accompanying balance sheet using the consolidation method of accounting.

         During construction substantially all costs associated with the development have been capitalized. Below is a summarized balance sheet of Olathe as of September 30, 1996:

                         Assets:

                               Construction in progress                       $47,572
                               Cash and cash equivalents                          191
                                                                              -------
                                                                              $47,763
                                                                              =======
                         Liabilities and Partner's Equity:

                               Construction loan payable                      $14,384
                               Accounts payable                                 2,031
                               Advances from partner                            1,689
                               Partners' equity                                29,659
                                                                              -------
                                                                              $47,763
                                                                              =======

8.       SHAREHOLDERS' EQUITY

         The following table summarizes the change in the shareholders' equity since December 31, 1995:

                                                               COMMON SHARES OF         DISTRIBUTIONS
                                                              BENEFICIAL INTEREST        IN EXCESS OF  ADDITIONAL
                                                           -------------------------     ACCUMULATED     PAID IN
                                                           SHARES             AMOUNT       EARNINGS      CAPITAL       TOTAL
                                                           ------             ------       --------      -------       -----
Balance, January 1, 1996.............................      21,881,921           $219       $(32,086)     $316,558     $284,691
Distributions declared, $1.4424 per Share............                                       (31,572)                   (31,572)
Distribution Reinvestment and Share
   Purchase Plan and other...........................           3,540                                          60           60
Stock based compensation.............................           3,470                                          57           57
Net income for the period January 1, 1996
    to September 30, 1996............................                                        19,893                     19,893
Transfer to minority interest in partnership.........                                                          (3)          (3)
                                                           ----------           ----       ---------     --------     --------
Balance, September 30, 1996..........................      21,888,931           $219       $(43,765)     $316,672     $273,126
                                                           ==========           ====       =========     ========     ========

9.       EARNINGS PER SHARE

         Primary earnings per share is computed based upon the weighted average number of Shares outstanding during the periods represented. Since fully diluted earnings per share is not materially dilutive or antidilutive, such amounts are not presented.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         Certain land costs related to new developments have been reclassified to developments in progress for both the 1996 and 1995 presentations. This reclassification will reflect total project cost until a project's grand opening date, at which time the project cost will be transferred to land and buildings, improvements and equipment.

12.      SUBSEQUENT EVENT

         On October 17, 1996, the Company acquired from RPI 22 Wal-Mart anchored community shopping centers located in nine central and eastern states, containing approximately 4.4 million square feet of gross leasable area for a purchase price of $197,000.

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

           This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; failure to consummate financing and joint venture arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Total revenues increased 6.0%, or $1.6 million, for the three months ended September 30, 1996. The total revenue increase is $1.9 million after adjusting for the net effect of 1995/1996 non-comparable items totaling $330,000, of which $440,000 relates to a net 1995 increase in minimum rents, $290,000 relates to a 1996 increase in tenant recoveries and $180,000 relates to a 1995 increase in other income. The $1.9 million increase was primarily the result of increased revenues of $260,000 at the malls and $1.5 million at the community shopping centers.

Minimum rents

         Minimum rents increased 4.3%, or $860,000, for the three months ended September 30, 1996. The minimum rent increase was $1.3 million after the effect of non-comparable items totaling $440,000. Same center minimum rents increased 2.4%. The summary below identifies the 4.3% increase by its various components.

                                                          INCREASE (DOLLARS IN MILLIONS)              PERCENT
                                              --------------------------------------------------      -------
                                                             COMMUNITY SHOPPING CENTERS/
                                              MALLS     SINGLE TENANT RETAIL PROPERTIES    TOTAL        TOTAL
                                              -----     --------------------------------   -----        -----
Same center                                  $  0.3                   $ 0.2                $ 0.5         2.4%

Acquisitions/Developments                       0.0                     0.8                  0.8         4.1

Non-comparable items                           (0.3)                   (0.1)                (0.4)       (2.2)
                                             ------                  ------                -----        ----
After non-comparable items                   $  0.0                  $ 0 .9                $ 0.9         4.3%
                                             ======                  ======                =====        ====

Tenant recoveries

         Tenant recoveries increased 17.5%, or $840,000, for the three months ended September 30, 1996. The tenant recoveries increase was $550,000 after adjusting for the effect of 1996 non-comparable items totaling $290,000. Same center properties accounted for $710,000 of the $840,000 increase and related primarily to increased real estate tax assessments and the effect of the 1996 non-comparable item. Acquisitions and openings of new developments during 1995 and 1996 accounted for $130,000 of the $840,000 increase. The recovery ratio for the three months ended September 30, 1996 was 94.7% (after adjusting for the effect of the $290,000 non-comparable item) compared to 97.1% for the corresponding period of 1995.

OPERATING EXPENSES

         Total operating expenses increased 24.8%, or $1.7 million, for the three months ended September 30, 1996. Recoverable expenses increased $710,000, other operating expenses increased $90,000 and general and administrative expenses increased $920,000.

Recoverable expenses

         The $710,000 increase in recoverable expenses was the result of a $510,000 increase in real estate taxes resulting from reassessments and a $200,000 increase in recoverable operating expenses. Of the $710,000 increase, $120,000 relates to acquisitions and developments opened in 1995 and 1996.

Provision for credit losses

         The provision for credit losses remained constant at $450,000 and represented 1.6% and 1.7% of total revenues for the three months ended September 30, 1996, and 1995, respectively. The Company's allowance for credit risk as a percent of tenant accounts receivable was 9.4%, or $2.0 million, at September 30, 1996, compared to 14.2%, or $2.2 million, at September 30, 1995. The $200,000 decrease in the allowance for credit risk was due primarily to the write-off of $510,000 of tenant accounts receivable, the majority of which were previously reserved.

Other operating expenses

         The $90,000 increase in other operating expenses was primarily the result of increased net marketing costs and includes the effect of a 1995 non-comparable item totaling $40,000.

General and administrative

         General and administrative expenses increased $920,000 to 8.5% of total revenues for the three months ended September 30, 1996. This increase includes the effect of a $40,000 non-comparable item relating primarily to a 1995 litigation settlement. The general and administrative expense increase is due primarily to wage and benefit costs relating to staff expansions since September 30, 1995 to support the recent Retail Property Investors, Inc. (RPI) acquisition, current and future developments, an expanded leasing function and increased support staff.

GAIN ON SALE OF PROPERTIES

         During the three months ended September 30, 1996, the Company completed the sale of one parcel of land in Columbus, Ohio, which resulted in a gain of $380,000. There were no sales of land during the corresponding period of 1995.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the three months ended September 30, 1996 interest expense increased 14.6%, or $810,000. The increase was due to increased debt levels partially off-set by a lower effective interest rate. The effective interest rate and the weighted average debt balance for the three months ended September 30, 1996 were 7.42% and $414.0 million, respectively, compared to 7.57% and $298.8 million, respectively, for the corresponding period of 1995.

         Capitalized interest increased $1.2 million as a result of the Company's expanded development activity.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         Total revenues increased 6.8%, or $5.2 million, for the nine months ended September 30, 1996. The total revenue increase is $6.1 million after adjusting for the net effect of 1995/1996 non-comparable items totaling $840,000, of which $600,000 relates to a net 1995 increase in minimum rents, $60,000 relates to a net 1995 increase in tenant recoveries and $180,000 relates to a 1995 increase in other. The $6.1 million increase was primarily the result of increased revenues of $1.3 million at the malls and $4.6 million at the community shopping centers.

Minimum rents

         Minimum rents increased 5.6% or $3.3 million for the nine months ended September 30, 1996. The minimum rent increase was $3.9 million after the net effect of 1995/1996 non-comparable items totaling $600,000. Same center minimum rents increased 1.7%. The summary below identifies the 5.6% increase by its various components.

                                                             INCREASE (DOLLARS IN MILLIONS)            PERCENT
                                                   ------------------------------------------------    -------
                                                             COMMUNITY SHOPPING CENTERS/
                                                   MALLS     SINGLE TENANT RETAIL PROPERTIES  TOTAL     TOTAL
                                                   -----     -------------------------------  -----     -----
Same center                                         $0.4                   $0.6               $1.0       1.7%

Acquisitions/Developments                                                   2.9                2.9       4.9

Non-comparable items                                (0.1)                  (0.5)              (0.6)     (1.0)
                                                    ----                   ----               ----       ----
After non-comparable items                          $0.3                   $3.0               $3.3       5.6%
                                                    ====                   ====               ====       ====

Tenant recoveries

         Tenant recoveries increased 13.9%, or $2.0 million, for the nine months ended September 30, 1996. The tenant recoveries increase was $2.1 million after adjusting for the net effect of 1995/1996 non-comparable items totaling $60,000. Same center properties accounted for $1.5 million of the $2.0 million increase and related primarily to increases in real estate tax assessments and increased snow removal costs due to the harsh winter. Acquisitions and openings of new developments during 1995 and 1996 accounted for $460,000 of the $2.0 million increase. The recovery ratio for the nine months ended September 30, 1996 was 92.6% (after adjusting for the effect of the $290,000 non-comparable item), compared to 93.0% for the corresponding period of 1995 (after adjusting for the effect of the $350,000 non-comparable item).

OPERATING EXPENSES

         Total operating expenses increased 20.7%, or $4.4 million, for the nine months ended September 30, 1996. Recoverable expenses accounted for $2.3 million of the increase, the provision for credit losses increased $250,000, other operating expenses increased $180,000 and general and administrative expenses increased $1.7 million.

Recoverable expenses

         The $2.3 million increase in recoverable expenses was the result of a $1.1 increase in real estate taxes resulting from increased assessments and a $1.2 million increase in recoverable operating expenses of which $510,000 was an increase in snow removal cost. Of the $2.3 million increase, $440,000 relates to acquisitions and developments opened in 1995 and 1996.

Provision for credit losses

         The provision for credit losses increased $250,000 and represented 1.8% and 1.6% of total revenues for the nine months ended September 30, 1996, and 1995, respectively. The Company's allowance for credit risk as a percent of tenant accounts receivable was 9.4%, or $2.0 million, at September 30, 1996, compared to 14.2%, or $2.2 million, at September 30, 1995. The $200,000 decrease in the allowance for credit risk was due primarily to the write-off of $510,000 of tenant accounts receivable, the majority of which were previously reserved.

Other operating expenses

         The $180,000 increase in other operating expenses was primarily the result of increases in net marketing costs and the effect of 1995/1996 non-comparable items primarily relating to ground leases totaling $110,000.

General and administrative

         General and administrative expenses increased $1.7 million to 8.0% of total revenues for the nine months ended September 30, 1996. This increase includes the effect of a $340,000 non-comparable item relating primarily to rents for the corporate office, litigation settlement costs and state and local income taxes. The general and administrative expense increase is due primarily to wage and benefit costs for staff expansions since September 30, 1995 to support the recent RPI acquisition, current and future developments, an expanded leasing function and increased support staff.

GAIN ON SALE OF PROPERTIES

         During the nine months ended September 30, 1996, the Company sold one parcel of land in Lancaster, Ohio, one parcel of land in Allentown, Pennsylvania and one parcel of land in Columbus, Ohio, which combined resulted in a gain of $1.5 million. There were no sales of land during the corresponding period of 1995.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the nine months ended September 30, 1996 interest expense decreased 3.2%, or $630,000. The decrease was due to a lower effective interest rate, partially offset by increased debt levels. The effective interest rate and the weighted average debt balance for the nine months ended September 30, 1996 were 7.44% and $377.4 million, respectively, compared to 7.74% and $340.3 million, respectively, for the corresponding period of 1995.

         Capitalized interest increased $1.8 million as a result of the Company's expanded development activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and has plans for future development projects primarily relating to the announced joint venture commitment between the Company and Nomura Asset Capital Corporation ("Nomura") discussed below. Management anticipates that the funds available under its credit facility and the Company's plan to utilize construction financing, long-term mortgage debt and the joint venture structure to raise equity and financing for acquisitions and developments will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

         At September 30, 1996 the Company's debt to total market capitalization was 46.8% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%. The Company is reviewing this policy and other measurements of leverage including debt service coverage and debt to asset values.

         Net cash provided by operating activities for the nine months ended September 30, 1996 increased $6.0 million, or 22.5%. Net income accounted for $2.1 million of this increase with the remaining $3.9 million increase resulting from non-cash net operating income and operating asset and liability changes.

         Net cash used in investment activities for the nine months ended September 30, 1996 increased $60.1 million. The increase was primarily the result of real estate development and acquisition activity and the cash escrow for the RPI transaction discussed below.

         Net cash provided by financing activities for the nine months ended September 30, 1996 increased $56.8 million and was primarily used to fund the increase in real estate investments.

         Tenant accounts receivable, net has increased $4.1 million since December 31, 1995. The primary reasons for the increase were a $3.1 million increase in 1996 tenant recoveries resulting primarily from new properties, increased real estate tax assessments and snow removal costs and a $1.0 million increase relating to straight-line rents.

Retail Property Investors, Inc. Acquisition

          On October 17, 1996, the Company acquired from RPI 22 Wal-Mart anchored community shopping centers (the "Properties") located in nine central and eastern states and containing approximately 4.4 million square feet of gross leaseable area (GLA). The purchase price of the Properties was $197.0 million, which was the estimated value of the Properties and was paid (a) by the assumption by the Operating Partnership of debt of approximately $117.1 million, secured by first mortgage liens on 16 of the Properties, having an annual debt service of approximately $10.6 million and a weighted average effective interest rate of approximately 8.4%, with debt maturities of 6.0% in 1997, 30.0% in 1999, 35.0% in 2000 and 29.0% between 2001 and 2010, and (b) approximately $79.9 million in cash. The cash portion of the purchase price was obtained by the Company by borrowing (a) approximately $34.4 million from two banks pursuant to a loan which is secured by first mortgage liens on six of the Properties and matures on October 17, 1997, unless the Operating Partnership elects to exercise its option to renew such financing for an additional year, and pursuant to which interest is payable at the rate of LIBOR plus 175 basis points, and (b) approximately $45.5 million under the Operating Partnershp's credit facility, which currently bears interest at a rate of LIBOR plus 175 basis points per annum and of which $28.1 million is included in the credit facility outstanding balance at September 30, 1996. The 22 properties are projected to increase net operating income by approximately $20.0 million in 1997. The Company will receive an incentive management fee with respect to the operation of the Properties covering the period from May 14, 1996, through October 16, 1996. The incentive management fee calculation which is based on various components tied to revenues, expenses, tenant accounts receivable collections, debt service payments, and capital/tenant improvement payments is being finalized and will be reflected in the fourth quarter 1996.

Nomura Asset Capital Corporation Financing and Joint Venture

         On September 18, 1996, the Company announced the receipt of a commitment from Nomura to provide equity to the Company and permanent debt financing to joint ventures. These potential sources of capital would be used to fund three projects scheduled to be completed between 1997 and 1999. The ownership of the projects to be developed under the Nomura commitment will be joint ventures with the principal parties being the Company, Nomura and the various land owners. Prior to receipt of the permanent debt financing from Nomura, the joint ventures will obtain construction loans and municipal bond financing to fund the development of the projects. The closing of each transaction contemplated under the Nomura commitment with respect to a particular project is subject to due diligence which is in process.

         In addition to receiving equity for developments and a permanent financing commitment for development projects, the Company would receive income for development and leasing fees through its ownership interest in a non-qualified REIT subsidiary, to be formed and management fees for services provided to the properties by the Operating Partnership.

         Under the commitment, Nomura would be issued up to $135.0 million of convertible preferred shares of stock (the "Preferred Equity") in the Company. The Preferred Equity would earn dividends based upon one of the following two dividend options available to the Company: (a) a floating rate at the 90 day LIBOR, reset quarterly, plus 285 basis points; or, (b) a rate fixed at the time of funding for four years at a rate equal to the four year U.S. Treasury Security plus 285 basis points, then converted to the terms under (a) above. The payment obligation of the dividends and the redemption of the Preferred Equity would be secured by a pledge by the Company of its corresponding Preferred Equity interests in Glimcher Properties Limited Partnership (the "Operating Partnership"). Beginning in the 6th year the Preferred Equity is convertible at the option of Nomura to common shares of beneficial interest of the Company at varying discount rates from the then current market price, however, the Company may redeem the Preferred Equity at any time, prior to conversion, at its option without any penalty or premiums.

         The cash proceeds received by the Company from the Preferred Equity would be invested by the Company through the Operating Partnership in three proposed joint ventures as preferred equity (the "Joint Venture Equity"). The Joint Venture Equity would be entitled to receive a preferred yield at least equal to the dividend yield on the Preferred Equity. The Joint Venture Equity yield is cumulative and payable from the cash flow of each joint venture. The Preferred Equity dividend is payable quarterly by the Company. The issuance of Preferred Equity by the Company to Nomura and the related Joint Venture Equity investment by the Company in each joint venture is subject to due diligence. Currently due diligence is being done on The Great Mall of the Great Plains as discussed below; due diligence is also being done for the proposed development projects in Elizabeth, New Jersey and Carson, California.

         Under the Nomura commitment, Nomura, the Operating Partnership and the land owners, would hold, directly or indirectly, an interest in both the New Jersey and California joint ventures of 40.0%, 30.0% and 30.0%, respectively, and in the Olathe joint venture of 45.0%, 45.0% and 10.0%, respectively. These interests would be subordinate to the Joint Venture Equity interest held by the Operating Partnership.

         Additionally, under the Nomura commitment, and subject to Nomura's due diligence, Nomura would provide each of the joint ventures with permanent financing (the "Permanent Financing"). The principal amount of the Permanent Financing for each of the joint ventures would be based on the net operating income of the project, loan value and debt service coverage ratios and a debt service coverage constant. The Permanent Financing would mature 15 years following the closing of each of the loans and would amortize based on a 25 year amortization schedule containing level principal and interest payments.

Development, Expansion, and Renovation

         THE GREAT MALL OF THE GREAT PLAINS This development is a single level enclosed super regional, value and entertainment oriented mall totaling approximately 1.0 million square feet of gross buildable area located in Olathe, Kansas (Kansas City, Kansas metropolitan area). The property will contain approximately 850,000 square feet of gross leasable area (GLA), consisting of 10 anchors, a 16 screen cinema, approximately 150 small shop tenants and approximately 20 food court and kiosk units. Current projections have the opening scheduled for the third quarter of 1997. The estimated cost of the development is $107.0 million, of which $74.1 million is financed from a construction loan. The construction loan, which was finalized July 2, 1996, bears interest at LIBOR plus 225 basis points and matures July 1, 1999. The Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of the greater of 25.0% of the outstanding obligation or the indebtedness minus capitalized net operating income calculated in accordance with the agreement.

         The Olathe Mall L.L.C. operating agreement requires the Operating Partnership to make capital contributions to the joint venture totaling $21.8 million for its 65.0% interest. The operating agreement was amended September 19, 1996 to provide for the Operating Partnership to increase its interest from 65.0% to 90.0% if payments of $10.7 million plus interest at 10.0% from January 12, 1996 are made to the unaffiliated members. The Operating Partnership's interest of 90.0% would be reduced to 81.8% at the time the Nomura commitment for Olathe is funded. The 81.8% Olathe interest would equate to a 45.0 interest in the development level joint venture.

         MEADOWVIEW SQUARE This development is a community shopping center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center will be anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart is scheduled to open in the first quarter of 1997 with the small shops to follow. The estimated cost of the development is $11.1 million, of which $9.8 million will be financed from a construction loan which was finalized October 21, 1996, bears interest at LIBOR plus 200 basis points and matures November 1, 1999. At September 30, 1996, expended dollars total $5.4 million.

         GEORGESVILLE SQUARE - PHASE I This development is a community shopping center containing 232,000 square feet of GLA located in Columbus, Ohio. The center will be anchored by a 132,000 square foot Lowe's and a 63,000 square foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, with Kroger and the small shops expected to open in the second quarter of 1997. The estimated cost of the development is $17.4 million, of which $16.9 million will be financed from a construction loan which was finalized September 20, 1996, bears interest at LIBOR plus 200 basis points and matures October 1, 1999. At September 30, 1996, expended dollars total $10.3 million.

         GRAND CENTRAL MALL The renovation and expansion plan for this mall located in Parkersburg, West Virginia will bring its GLA to 887,000 square feet. The plan renovates a portion of the existing mall which includes the addition of a food court and expands the mall with a 37,000 square foot 12 screen cinema and an 83,000 square foot Proffitt's. The estimated cost of the renovation and expansion is $11.2 million. At September 30, 1996 expended dollars total $7.0 million.

         INDIAN MOUND MALL The expansion plans for this mall located in Newark/Heath, Ohio, will add approximately 120,000 square feet of GLA to the mall and bring its GLA to 539,000 square feet. The expansion includes the addition of a 92,000 square foot Sears, expanding the current cinema from 20,000 square feet to 42,000 square feet and adding 6,000 square feet of small shops. The estimated cost of the expansion is $4.4 million of which $320,000 has been expended as of September 30, 1996. The opening of the new retail is projected for the fall of 1997.

Capital Invested in Real Estate

         Investment in real estate consists of: (a) eight malls totaling 4.5 million square feet of GLA; (b) 64 community shopping centers totaling 7.5 million square feet of GLA; (c) 17 single tenant retail properties totaling 1.4 million square feet of GLA; and (d) developments in progress which relate to the Company's renovation, expansion and development activities totaling 1.2 million square feet of GLA.

         The investment in real estate has increased $81.9 million since December 31, 1995. The primary components of this increase are summarized below (in thousands):

NAME OF  PROPERTY/DESCRIPTION                                             COST                PROJECT TYPE
-------  --------------------                                             ----                ------------
Delaware Community Center.................................              $12,500               Acquisition
The Great Mall of the Great Plains........................               49,428               Development
Georgesville Square.......................................               10,590               Development
Meadowview Square.........................................                3,004               Development
Grand Central Mall........................................                1,738               Renovation/Expansion
Morgantown Commons........................................                  802               Renovation/Expansion
Capital expenditures......................................                2,936               Cap-X (a)
Retail Property Investors, Inc. ..........................                2,056               Acquisition
Sale of properties........................................               (2,757)              Property Sales
Various properties - other................................                1,603
                                                                        -------
                                                                        $81,900
                                                                        =======

(a) Capital expenditures include tenant allowances on second generation space, routine, recurring maintenance capital expenditures that can not be passed through to the tenants and leasing commissions on second generation space.

PORTFOLIO DATA

         Tenants reporting sales data for the twelve month period ended September 30, 1996 and September 30, 1995 represented 7.5 million square feet of GLA, or 75.1% of the 1995/1996 "same store" population. Below is a summary of the "same store" data:

                                                            COMMUNITY                        SINGLE TENANT
                            ENCLOSED MALLS                  SHOPPING CENTERS                 RETAIL PROPERTIES
                            --------------                  ----------------                 -----------------
     PROPERTY TYPE       SALES PSF     % INCREASE        SALES PSF      % INCREASE     SALES PSF      % DECREASED
     -------------       ---------     ----------        ---------      ----------     ---------      -----------
       Anchors             $161.75         1.1%            $204.70         2.3%          $164.37         (0.7)%
       Stores               251.94         1.8%             165.88         4.5%                -
                           -------                         -------                       -------
         Total             $193.95                         $199.19                       $164.37
                           =======                         =======                       =======

         The total portfolio occupancy rates have remained relatively constant at 94.1% at September 30, 1996 and 95.6% at September 30, 1995. The Company has focused significant efforts on maintaining its occupancy levels during the difficult retail environment experienced over the past several years. The occupancy levels by property type are summarized below:

        PROPERTY TYPE                                                     OCCUPANCY
        -------------                                                     ---------
                                            9/30/96       6/30/96     3/31/96     12/31/95      9/30/95      6/30/95
                                            -------       -------     -------     --------      -------      -------
Enclosed Malls:
     Anchors                                  95.7%        95.8%        95.8%       100.0%       100.0%       100.0%
     Stores                                   83.1%        84.2%        84.2%        85.0%        82.5%        81.2%
                                             ------       ------       ------       ------       ------       ------
      Total                                   90.6%        91.2%        91.2%        94.0%        93.1%        92.6%
                                             ------       ------       ------       ------       ------       ------

Community Shopping Centers:
     Anchors                                  97.8%        97.0%        97.2%        98.2%        98.6%        98.5%
     Stores                                   87.1%        87.9%        87.9%        88.2%        89.6%        88.8%
                                             ------       ------       ------       ------       ------       ------
      Total                                   95.1%        94.7%        94.9%        95.7%        96.3%        96.1%
                                             ------       ------       ------       ------       ------       ------

Single Tenant Retail Properties:             100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
                                             ------       ------       ------       ------       ------       ------
Total Portfolio                               94.1%        94.1%        94.2%        95.6%        95.6%        95.3%
                                             ======       ======       ======       ======       ======       ======

         The 4.3% mall anchor tenant vacancy totals 114,000 square feet of GLA and represents one space at Morgantown Mall which is being renovated to include a Proffitt's store with occupancy projected for the end of 1996, and one space at Southside Mall. The 2.2% community shopping center anchor tenant vacancy represents three spaces totaling 129,000 square feet of GLA. Mall store vacancies total 305,000 square feet of GLA and community shopping centers store vacancies total 238,000 square feet of GLA.

         In the first nine months of 1996 new and rollover leases totaled 423,000 square feet. Rollover leases represent expiring leases where the tenant renewed. All other leases are categorized as new. The average annualized base rents for new and rollover leases show a positive trend when compared to the portfolio's average annualized base rents. The following chart illustrates this trend for the nine months.

                                    SQUARE FEET ANALYSIS                     AVERAGE ANNUALIZED BASE RENT
                                    --------------------                     ----------------------------
                                NEW      ROLLOVER                     NEW      ROLLOVER                   PORTFOLIO
     PROPERTY TYPE            LEASES       LEASES      TOTAL        LEASES      LEASES         TOTAL        AVERAGE
     -------------            ------       ------      -----        ------      ------         -----        -------
       Enclosed Malls:
       Anchors                  -           -          -           $ -         $  -           $  -          $  4.13
       Stores                 85,966       42,481    128,447         22.54       22.79          22.62         20.61
       Outparcels              6,790       -           6,790         12.20        -             12.20          7.29
                             -------       ------    -------       -------     -------        -------       -------
                              92,756       42,481    135,237         21.78       22.79          22.10         10.05

       Community
       Shopping Centers:
       Anchors               171,291        -        171,291          7.35        -              7.35          4.36
       Stores                 64,500       51,850    116,350          8.40        8.54           8.46          7.97
       Outparcels              -            -           -             -          -               -             8.86
                             -------       ------    -------       -------     -------        -------       -------
                             235,791       51,850    287,641          7.63        8.54           7.80          5.19

       Single Tenant
       Retail Properties:      -            -          -              -           -              -             4.27
                             -------       ------    -------       -------     -------        -------       -------
           Total             328,547       94,331    422,878       $ 11.63     $ 14.96        $ 12.37       $  6.59
                             =======       ======    =======       =======     =======        =======       =======

FUNDS FROM OPERATIONS

         Management considers funds from operations (the "FFO") to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP), excluding gains or losses from debt restructuring, plus real estate depreciation and amortization and minority interest in partnerships. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                                             1996 NAREIT FFO DEFINITION
                                                             --------------------------
                                                      THREE MONTHS         NINE MONTHS
                                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                  -------------------    -------------------
                                                   1996       1995         1996      1995
                                                   ----       ----         ----      ----

Net income.....................................   $ 6,679     $ 7,481    $19,893   $17,798
Add back:
     Real estate depreciation and amortization.     4,890       4,511     14,473    13,312
     Litigation settlement.....................                    36                  279
     Gain on sale of cap and collar............                  (178)                (178)
     Minority interest in partnership..........       829         899      2,406     2,359
                                                  -------     -------    -------   -------
Funds from operations..........................   $12,398     $12,749    $36,772   $33,570
                                                  =======     =======    =======   =======
Weighted average shares/units outstanding......    24,493      24,470     24,492    22,196
                                                  =======     =======    =======   =======

         Under the new NAREIT definition of FFO, non-cash charges for non-real estate depreciation, loan amortization fees and interest rate buydown amortization are deducted in computing FFO. For the three months ended September 30, 1996 and 1995 these non-cash charges total $760,000 and $839,000, respectively. For the nine months ended September 30, 1996 and 1995, the non-cash charges total $2.3 million and $2.7 million, respectively.

         FFO decreased 2.7%, or $350,000, for the three months ended September 30, 1996. The decrease was the result of increased interest expense of $800,000, operating expense increases net of revenue increases of $150,000, the gain on the sale of one outparcel of $380,000, with the balance representing primarily litigation cost and net change in the non-cash charges noted above.

         FFO increased 9.5%, or $3.2 million, for the nine months ended September 30, 1996. The increase was the result of interest expense savings of $630,000, improved revenues net of operating expense increases of $810,000, the gain on the sales of three outparcels of $1.5 million with the balance representing primarily litigation settlement costs and the net change in the non-cash charges noted above.

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

                      None

         ITEM 2.      CHANGES IN SECURITIES

                      None

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                      None

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

         ITEM 5.      OTHER INFORMATION

                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                      Exhibits - None

                      No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLIMCHER REALTY TRUST

November 7, 1996              /s/ David J. Glimcher
----------------              ----------------------
(Date)                        David J. Glimcher
                              President and Trustee (Principal Executive
                              Officer)

November 7, 1996              /s/ Terry A. Schreiner
----------------              ----------------------
(Date)                        Terry A. Schreiner
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)