Form 10-K
period 1996-12-31
GLIMCHER REALTY TRUST
filed 1997-03-25
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
       Title of each class                          on which registered
       -------------------                          ---------------------

 COMMON SHARES OF BENEFICIAL INTEREST,              NEW YORK STOCK EXCHANGE
 PAR VALUE $.01 PER SHARE

                      -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 12, there were 21,888,931 Common Shares of Beneficial Interest outstanding, par value $.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $20.125 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1997 are incorporated by reference into Part III.


                                 1 of 73 pages

                                TABLE OF CONTENTS

                                                                                                       FORM
                                                                                                       10-K
                                                                                                      REPORT
                                                                                                       PAGE
                                                                                                       ----
ITEM NO.
--------
                                                 PART I

1.  Business....................................................................................        3
2.  Properties..................................................................................        8
3.  Legal Proceedings...........................................................................       20
4.  Submission of Matters to a Vote of Security Holders.........................................       21

                                                 PART II

5.  Market for the Registrant's Common Equity and Related Shareholder Matters...................       21
6.  Selected Financial Data.....................................................................       22
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......       23
8.  Financial Statements and Supplementary Data.................................................       35
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       35

                                                PART III

10. Directors and Executive Officers of the Registrant..........................................       35
11. Executive Compensation......................................................................       36
12. Security Ownership of Certain Beneficial Owners and Management..............................       36
13. Certain Relationships and Related Transactions..............................................       36

                                                 PART IV

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................       36

PART I

     This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; failure to consummate financing and venture arrangements, including the failure of Nomura Asset Capital Corporation ("Nomura") to purchase additional preferred shares (as discussed below under Developments, Acquisitions and Renovations During the 1996 Fiscal Year) or to provide permanent financing, development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the ability of Glimcher Development Corporation ("GDC"), GRT's newly formed non-qualified real estate investment trust ("REIT") subsidiary, to generate fees from future developments, as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS

(a)  General Development of Busines

     GRT is a Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating enclosed regional malls (the "Mall Properties"), community shopping center properties (the "Community Shopping Centers") and single tenant retail properties (the "Single Tenant Retail Properties"). The Mall Properties, Community Shopping Centers and Single Tenant Retail Properties are each individually referred to herein as a "Property" and collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 15,825,000 of its common shares of beneficial interest (the "Shares"). On February 3, 1994, GRT sold an additional 2,373,750 Shares as a result of the underwriters exercising the over-allotment option granted to them in connection with the IPO . The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, and to repay mortgage indebtedness with respect to one of the Properties acquired in connection with the IPO ( the "IPO Properties). The Operating Partnership and/or its subsidiaries applied the portion of the net proceeds received by it from GRT towards (i) the acquisition of 46 Properties (the "Acquisition Properties"), (ii) the repayment of certain mortgage indebtedness and prepayment penalties on 29 Properties (the "Glimcher Properties") contributed to the Operating Partnership and its affiliates by entities affiliated with Herbert Glimcher and David J. Glimcher or the beneficial owners of such entities (collectively, the "Glimcher Entities"),
(iii) the payment to persons unaffiliated with TGC of the purchase price for minority interests in certain of the Glimcher Properties, (iv) the payment of other costs and expenses associated with the IPO transactions, and (v) for working capital and other general business purposes. The net proceeds from the exercise of the over-allotment option were used entirely to reduce the then outstanding balance of GRT's credit facility. On June 27, 1995, the Company completed a public offering of an additional 3,500,000 Shares (the "Second Offering"). The net proceeds from the Second Offering were used by GRT to acquire additional units of limited partnership in the Operating Partnership. The Operating Partnership then used the proceeds obtained in exchange for the GRT units to reduce variable rate indebtedness.

     The Operating Partnership is a 99.0% limited partner of four Delaware limited partnerships, Glimcher Holdings Limited Partnership ("Holdings"), Glimcher Centers Limited Partnership ("Centers"), Grand Central Limited Partnership ("GCLP") and Glimcher York Associates Limited Partnership ("York") and of one Ohio limited partnership, Morgantown Mall Associates Limited Partnership ("Morgantown"). The general partner of Holdings, Centers, GCLP and York is a wholly owned corporate subsidiary of GPC, and the general partner of

Morgantown is GPC. In 1996, GRT also purchased interests in two unconsolidated ventures and one corporate subsidiary. The Operating Partnership is (i) an 81.8% member of a Colorado limited liability company, Olathe Mall L.L.C. ("Olathe") which is a 55.0% member in Great Plains Metro Mall L.L.C. ("Great Plains"), (ii) a 33.3% member of a Delaware limited liability company, Johnson City Venture L.L.C. ("Johnson City") and (iii) a common shareholder of GDC with 95.0% economic interest and no voting interest. GDC was incorporated on October 16, 1996; construction, development, leasing and legal departments of GRT were transferred to GDC on November 1, 1996 and will provide their services for a fee, to GRT to ventures in which GRT has an ownership interest and to third parties. The operation of GDC allows the Company to earn non-qualified revenues without jeopardizing its REIT status. The Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company".

     The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, through GDC, or, where appropriate, through outside professionals.

(b)  Developments, Acquisitions and Renovations During the 1996 Fiscal Year

     In the fiscal year ended December 31, 1996, the Company completed construction of the first phase of Georgesville Square containing 132,000 square feet of gross leasable area ("GLA") and began the construction of Meadowview Square, both located in Ohio. Additionally, the Company completed the first phase of the renovation and expansion of Grand Central Mall and completed the expansion of Morgantown Commons, both located in West Virginia, and began the expansion of Indian Mound Mall in Ohio. Finally, the Company, through its 45.0% investment in Olathe, began the development of The Great Mall of the Great Plains in Kansas containing an aggregate of 850,000 square feet of GLA (for more detail discussion of the foregoing, see the 1996 Development Activity and the 1996 Renovation/Expansion Activity in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     In the fiscal year ended December 31, 1996, the Company completed the acquisition of Delaware Community Plaza containing 153,000 square feet of GLA located in Ohio. Additionally, the Company completed the acquisition of a 22 Wal-Mart anchored Community Shopping Center portfolio containing an aggregate of
4.4 million square feet of GLA. Finally, the Company, through its 33.3% investment in Johnson City, completed the acquisition of The Mall at Johnson City, Tennessee containing an aggregate of 549,000 square feet of GLA (for more detail discussion of the foregoing see the 1996 Acquisitions Activity in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     On November 27, 1996, the Company sold 34,000 shares of its Series A convertible preferred shares (the "Preferred Shares"). The Preferred Shares were sold in a private placement to Partnership Acquisition Trust II, a Delaware business trust ("PAT II"), and no underwriter was used in connection with the sale of the Preferred Shares. The Preferred Shares were offered and sold for an aggregate cash consideration of $34.0 million, and as part of the transaction, PAT II also acquired an interest in Great Plains and a right to require Great Plains to purchase the Preferred Shares under certain circumstances.

     The sale of the Preferred Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of the fact that the Preferred Shares were sold to PAT II for its own account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the Preferred Shares, thus qualifying the sale of the Preferred Shares as a transaction by an issuer not involving any public offering in accordance with Section 4(2) of the Securities Act. In addition, PAT II is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     The Company may redeem the Preferred Shares, at any time, at par. PAT II may also convert the Preferred Shares at any time during the conversion period which commences on the earliest of (i) the date of default under the securities purchase agreement between PAT II, the Operating Partnership and GRT, or (ii) November 27, 2001, the beginning of the sixth year after the date when the Preferred Shares are issued, and ends on the close of business on the business day next preceding the date fixed for redemption or for payment of any amounts distributable on liquidation to the holders of the Preferred Shares. The number of fully-paid and nonassessable conversion Shares, is obtained by dividing the then applicable liquidation preference (generally, $1,000, but subject to adjustment based on when the conversion occurs) by the conversion price per Share which is equal to the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage. The applicable percentage means, based on when the calculation is made, a percentage between 70.0% and 90.0%.

(c)  Narrative Description of Business

     GENERAL The Company concentrates its business on various types of retail properties such as Mall Properties, Community Shopping Centers and Single Tenant Retail Properties, which are generally strategically located in markets where management of the Company has extensive operating experience and knowledge of market conditions. At December 31, 1996, the Properties consisted of nine Mall Properties (one of which is owned by Johnson City), 87 Community Shopping Centers and 17 Single Tenant Retail Properties, containing an aggregate of 18.6 million square feet of GLA (18.0 million square feet of GLA is wholly-owned by the Company) located in 24 states primarily throughout the East and the Midwest.

     As of December 31, 1996, the occupancy rate for all of the Properties was 95.4% of which 85.1%, 10.5% and 4.4% was leased to national retailers, regional retailers and local retailers, respectively. The Company focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

     As of December 31, 1996, the Properties had average annualized minimum rents of $6.32 per square foot of GLA. Approximately 78.6%, 13.4% and 8.0% of the annualized minimum rents of the Properties as of December 31, 1996 was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart, Kmart and Lowe's represented approximately 10.1%, 8.8%, and 4.8%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 1996; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties for such period.

     MALL PROPERTIES The Mall Properties provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Mall Properties is anchored by two to five department stores such as Elder-Beerman, JC Penney, Lazarus, Parisian, Proffitt's, Sears, Stone & Thomas and Wal-Mart. Mall stores, most of which are national retailers, include Fashion Bug, Footlocker, Hallmark, Lerner New York, Limited Express, Radio Shack, The Disney Store, The Gap, The Limited, Warner Brothers and Waldenbooks. To provide a complete shopping, dining and entertainment experience, the Mall Properties generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, multiple screen movie theaters and other entertainment activities. The largest of the Mall Properties is 1,041,000 square feet of GLA and has approximately 130 stores and the smallest is 225,000 square feet of GLA and has approximately 55 stores. One of the Mall Properties is owned by Johnson City. The Mall Properties also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys `R' Us located along the perimeter of the parking areas.

     As of December 31, 1996, the Mall Properties accounted for 27.3% of the total GLA of the Properties and had an overall occupancy rate of 93.0%. The Mall Properties accounted for 45.2% of the Properties' 1996 aggregate annualized minimum rents.

     COMMUNITY SHOPPING CENTERS The Company's Community Shopping Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Shopping Centers typically offer day-to-day necessities and value oriented merchandise. Community Anchors include nationally recognized retailers such as Hills, JC Penney, Kmart, Lowe's, Target and Wal-Mart and supermarkets such as Big Bear, Kroger and Winn-Dixie. Many of the Community Shopping Centers have retail businesses or restaurants such as The Huntington National Bank, Long John Silver's and McDonald's located along the perimeter of the parking areas.

     As of December 31, 1996, the Community Shopping Centers accounted for 65.3% of the total GLA of the Properties, and had an overall occupancy rate of 95.8%. The Community Shopping Centers accounted for 48.1% of the Properties' 1996 aggregate annualized minimum rents.

     SINGLE TENANT RETAIL PROPERTIES The Company's Single Tenant Retail Properties are occupied by Kmart, Lowe's, Walgreens and Grand Union. The net leases with the tenants at the Single Tenant Retail Properties expire between June 1997 and January 2025 and have an average remaining lease term of approximately 10 years without regard to renewal options.

     As of December 31, 1996, the Single Tenant Retail Properties had an overall occupancy rate of 100%. The Single Tenant Retail Properties accounted for 7.4% of the total GLA of the Properties, and 6.7% of the Properties' 1996 aggregate annualized minimum rents

     GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per Share growth in funds from operations ("FFO") is the critical factor in enhancing shareholder value. The Company's primary business objective is to achieve growth in FFO by developing and acquiring retail properties and by improving the operating performance and value of its existing portfolio through selective expansion and renovation of its Properties and by maintaining high occupancies, increasing minimum rents per square foot of GLA and aggressively controlling costs.

     Key elements of the Company's growth strategies and operating policies are to: (i) increase Property values by aggressively marketing available GLA and renewing existing leases; (ii) negotiate and sign leases which provide for regular or periodic fixed contractual increases to minimum rents; (iii) capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as explore the leverage inherent in a larger portfolio of properties to lease available space; (iv) utilize its team management approach to increase productivity and efficiency; (v) hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value; (vi) control operating costs by utilizing Company employees and/or GDC employees to do management, leasing, marketing, finance, accounting, construction supervision, legal and data processing activities; and
(vii) renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants. Additionally, the Company seeks to utilize its development capabilities to develop quality Properties at the lowest possible cost.

     The Company intends to make acquisitions in a manner consistent with the requirements of the Code, applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT.

     The Company's acquisition strategies are to selectively acquire strategically located Properties in regional markets where management generally has extensive operating experience and/or where it has been able to capitalize on its strong working relationships with national, regional and local retailers, to enhance such center's operating performance through a comprehensive program of leasing, merchandising, reconfiguration, proactive management, renovation and expansion.

     The following factors, among others, are considered by the Company in making acquisitions: (i) the geographic area and type of Property; (ii) the location, construction quality, condition and design of the Property; (iii) the current FFO generated by the Property and the ability to increase FFO through property repositioning and proactive management of the tenant base; (iv) the potential for capital appreciation; (v) the terms of tenant leases; (vi) the existing tenant mix at the Property; (vii) the potential for economic growth and the tax and regulatory environment of the communities in which the Properties are located; (viii) the occupancy and demand by tenants for Properties of similar type in the vicinity; and (ix) the prospects for financing or refinancing of the Property.

     The Company owns its Properties for long-term investment. Therefore, its focus is to provide for regular maintenance for its Properties and conduct periodic renovations and refurbishments to preserve and increase Property values while also increasing the retail sales prospects of its tenants. The projects usually include renovating existing facades, installing uniform signage, updating interior decor, resurfacing parking lots and increasing parking lot lighting. To meet the needs of existing or new tenants and changing consumer demands, the Company also reconfigures and expands its Properties, including utilizing land available for expansion and development of outparcels for the addition of new anchors. In addition, the Company works closely with its tenants to renovate their stores and enhance their merchandising capabilities.

     FINANCING STRATEGIES At December 31, 1996, the Company had a debt to total market capitalization ratio of 50.1%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 1996. The Company expects that it may from time to time reevaluate its policy with respect to its ratio of debt to total market capitalization in light of then current economic conditions, relative costs of debt and equity capital, market values of its Properties, acquisition, development and expansion opportunities and other factors, including meeting the taxable income distribution requirement for REITs under the Code if the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

     To the extent determined by its Board of Trustees, the Company may raise additional capital through equity offerings, debt financings, ventures, retention of FFO (subject to provisions in the Code concerning taxability of undistributed REIT income) or a combination of these methods. The Company may also finance acquisitions through the exchange of Properties.

     CORPORATE HEADQUARTERS The Company's headquarters are located at 20 South Third Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains leasing and management offices at each of its Mall Properties.

     COMPETITION All of the Properties are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company's Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from outlet malls, discount shopping clubs, catalog companies, direct mail and telemarketing.

     EMPLOYEES At December 31, 1996, the Company, its GDC subsidiary and the two ventures the Company has member interests in, had an aggregate of 521 employees of which 110 were employed at the Company headquarters, including 51 GDC employees, and 411 employees located at the Mall Properties, of which 321 were part-time.

     REAL ESTATE AND OTHER CONSIDERATIONS As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and the underlying real estate, including defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, environmental matters, financing availability, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns and other development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

     TAX STATUS The Company intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95.0% of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2. PROPERTIES

     The Company's 113 Properties, 112 of which are wholly-owned, are located in 24 states primarily throughout the East and the Midwest as follows: Ohio (27), Pennsylvania (12), Tennessee (10), Kentucky (8), West Virginia (8), South Carolina (7), New York (6), North Carolina (6), Indiana (5), Florida (3), Virginia (3), Illinois (2), Massachusetts (2), Missouri (2), Washington (2), Wisconsin (2), Alabama (1), Arizona (1), Colorado (1), Georgia (1) Kansas (1), Michigan (1), Nebraska (1), and Texas (1).

(a) Mall Properties

     Nine of the Properties, including one joint venture Property, are Mall Properties and range in size from 225,000 square feet of GLA to 1,041,000 square feet of GLA. Four of the Mall Properties are located in Ohio and five are located in the states of West Virginia (2), Kentucky (1), New York (1) and Tennessee (1). The location, general character and major tenant information with respect to the Mall Properties at December 31, 1996 are set forth below in the Summary of Mall Properties schedule.

                 SUMMARY OF MALL PROPERTIES AT DECEMBER 31, 1996
                 -----------------------------------------------


                                                                               % OF      % OF
                                          ANCHORS      STORES      TOTAL      ANCHORS   STORES                        LEASE
      PROPERTY/LOCATION                     GLA        GLA(1)       GLA       LEASED    LEASED   ANCHORS           EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------------
      Ashland Town Center                  226,862     189,764     416,626     100.0     77.2    JC Penney           10/31/04
        Ashland, KY ...................                                                          Proffitt's          01/31/10
                                                                                                 Wal-Mart            11/10/09

      Grand Central Mall                   442,833     366,177     809,010     100.0     82.6    Goody's             04/30/03
       Parkersburg, WV.................                                                          JC Penney           09/30/97
                                                                                                 Phar-Mor            04/30/07
                                                                                                 Sears               09/25/02
                                                                                                 Stone & Thomas (2)  01/31/33

      Indian Mound Mall                    233,634     187,519     421,153     100.0     79.0    Elder-Beerman       09/30/06
       Heath, OH.......................                                                          Hills               01/31/12
                                                                                                 JC Penney           10/31/01
                                                                                                 Lazarus             09/30/01

      Morgantown Mall                      359,171     183,226     542,397     100.0     84.9    Carmike
       Morgantown, WV .................                                                          Cinemas, Inc.       10/31/05
                                                                                                 Elder-Beerman       09/30/10
                                                                                                 JC Penney           09/30/05
                                                                                                 Proffitt's          03/15/11
                                                                                                 Sears               09/30/05

      New Towne Mall                       291,741     216,622     508,363     100.0     76.1    Elder-Beerman       10/31/08
       New Philadelphia, OH ...........                                                          Hills               01/31/14
                                                                                                 JC Penney           09/30/03
                                                                                                 Phar-Mor            06/30/10
                                                                                                 Sears               10/31/98

      River Valley Mall                    286,288     269,373     555,661     100.0     89.5    Elder-Beerman       09/30/07
        Lancaster, OH .................                                                          Hills               01/31/13
                                                                                                 JC Penney           09/30/02
                                                                                                 Lazarus             09/30/02
                                                                                                 Sears               10/31/99

      Southside Mall                       147,508      77,531     225,039      81.4     88.5    JC Penney           07/31/01
        Oneonta, NY ...................                                                          Kmart               06/30/08



      The Mall at Fairfield Commons        684,742     356,477   1,041,219     100.0     92.4    Elder-Beerman       10/31/13
       Beavercreek, OH ................                                                          JC Penney           10/31/08
                                                                                                 Lazarus (2)         01/31/15
                                                                                                 Parisian            01/31/14
                                                                                                 Sears               10/31/08
                                         ---------   ---------   ---------     ----      ----
      Company owned Properties           2,672,779   1,846,689   4,519,468      99.0     84.3

      PROPERTY OWNED IN A VENTURE

      The Mall at Johnson City             334,605     214,218     548,823     100.0     83.3    Goody's             05/31/06
       Johnson City, TN (3) ...........                                                          JC Penney           03/31/00
                                                                                                 Proffitt's for Her  10/31/12
                                                                                                 Proffitt's for Men, 06/30/06
                                                                                                 Kids & Home
                                                                                                 Sears               03/09/01

                                         ---------   ---------   ---------     ----      ----
      TOTAL ...........................  3,007,384   2,060,907   5,068,291     99.1      84.2
                                         =========   =========   =========     ====      ====

     1)   Includes outparcels.

     2)   Ground lease.

     3) The Company owns 33.3% of this Mall Property. As the venture's managing general partner, the Company, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

     4)  Lease expiration dates do not consider options to renew.

(b)  Community Shopping Centers


     Eighty-seven of the Properties are Community Shopping Centers ranging in size from 17,000 to 491,000 square feet of GLA. The Community Shopping Centers are located in 22 states primarily in the East and the Midwest as follows: Ohio
(20), Tennessee (9), Pennsylvania (7), South Carolina (7), Kentucky (6), North Carolina (6), West Virginia (6), New York (4), Florida (3), Indiana (3), Illinois (2), Missouri (2), Virginia (2), Wisconsin (2), Alabama (1), Arizona
(1), Colorado (1), Georgia (1), Kansas (1), Michigan (1), Texas (1), and Washington (1). The location, general character and major tenant information with respect to the Community Shopping Centers at December 31, 1996 are set forth below in the Summary of Community Shopping Centers schedule.

           SUMMARY OF COMMUNITY SHOPPING CENTERS AT DECEMBER 31, 1996
           ----------------------------------------------------------

                                                                             % OF        % OF
                                       ANCHORS      STORES      TOTAL       ANCHORS      STORES                        LEASE
       PROPERTY LOCATION                 GLA          GLA        GLA        LEASED       LEASED    ANCHOR(S)        EXPIRATION (4)
-----------------------------------------------------------------------------------------------------------------------------------


       Applewood Village                114,539      25,500     140,039     100.0         84.9     Food Town          10/31/10
        Fremont, OH...................                                                             Wal-Mart            1/26/10

       Arnold Plaza                     140,340      14,900     155,240     100.0        100.0     Kmart              11/30/02
        Arnold, MO....................                                                             Schnucks           07/31/98

       Artesian Square                  152,028      25,400     177,428     100.0        88.2      JC Penney          04/30/08
        Martinsville, IN..............                                                             Kroger             11/30/09
                                                                                                   Wal-Mart           09/39/09
       Ashland Plaza                     90,547      42,246     132,820     100.0         96.2     Hills              01/31/03
        Ashland, KY...................

       Audubon Village                   85,491      39,101     124,592     100.0         72.0     Wal-Mart           01/31/08
        Henderson, KY.................

       Aviation Plaza                   123,538      51,177     174,715     100.0         94.4     Piggly Wiggly      12/31/09
        Oshkosh, WI...................                                                             Wal-Mart           12/29/09

       Ayden Plaza                       21,000      11,800      32,800     100.0         84.7     Food Lion          10/31/07
        Ayden, NC...................

       Barren River Plaza               206,395      27,200     233,595     100.0         94.5     Goody's            10/31/00
        Glasgow, KY...................                                                             Wal-Mart           09/18/10
                                                                                                   Watson's           09/26/10
                                                                                                   Winn Dixie         10/31/10
       Bollweevil Shopping               30,625      12,760      43,385     100.0         92.5     Winn-Dixie         05/23/04
        Center Enterprise, AL..........

       Buckhannon Plaza                  70,951      13,865      84,816     100.0         85.6     Ames               05/31/00
        Tennerton, WV.................                                                             A&P                04/30/00

       Cambridge Plaza                   79,949      15,070      95,019     100.0        100.0     Hills              01/31/13
         Cambridge, OH................

       Canal Place Plaza                117,162      32,800     149,962     100.0         76.8     Kmart              08/31/19
        Rome, NY.....................

       Chillicothe Plaza                 91,508       6,654      98,162     100.0        100.0     Hills              01/31/13
        Chillicothe, OH..............



                                                                             % OF         % OF
                                        ANCHORS      STORES      TOTAL      ANCHORS      STORES                        LEASE
                                          GLA          GLA        GLA       LEASED       LEASED     ANCHOR(S)       EXPIRATION (4)
              PROPERTY LOCATION
----------------------------------------------------------------------------------------------------------------------------------
       Clarksville Plaza                 93,672       18,170     111,842     100.0        49.4     Crossroads        01/31/04
        Clarksville, IN...............                                                              Furniture
                                                                                                   Service           01/31/98
                                                                                                    Merchandise

       College Plaza                    148,181       30,250     178,431     100.0       100.0     Food Lion         09/29/12
         Bluefield, VA................                                                             Wal-Mart          05/29/12

       Corry Plaza                       87,768       20,599     108,367     100.0       100.0     GC Murphy         04/30/02
        Corry, PA.....................                                                              Company
                                                                                                   Quality Farm      08/31/04
                                                                                                    & Fleet
                                                                                                   Quality           09/30/99
                                                                                                    Markets

       Cross Creek Plaza                170,406       72,119     242,525     100.0        92.7     JC Penney         02/28/10
        Beaufort, SC..................                                                             Wal-Mart          11/10/09
                                                                                                   Winn Dixie        07/17/11

       Crossing Meadows                 178,599       55,385     233,984     100.0        96.8     Festival Foods    06/27/10
        Onalaska, WI..................
                                                                                                   Wal-Mart          08/23/11

       Crossroads Center                200,980       43,950     244,930     100.0        73.4     Goody's           10/31/01
        Knoxville, TN.................                                                             Ingles            09/25/10
                                                                                                   Wal-Mart          01/31/09

       Cumberland Crossing              100,034       44,700     144,734     100.0        96.6     Food City         12/13/10
        Jacksboro, TN.................                                                             Wal-Mart          09/28/10

       Cypress Bay Village              197,821       59,264     257,085     100.0        86.8     Food Lion         12/20/10
        Morehead City, NC.............                                                             Sears             02/13/00
                                                                                                   Wal-Mart          09/29/09

       Dallas Plaza                     112,609       10,500     123,109     100.0       100.0     Kmart             11/30/00
        Balch Springs, TX.............

       Daytona Plaza                    116,907       24,346     141,253     100.0        88.5     Kmart             10/30/98
        Daytona Beach, FL.............


       Delaware Community Plaza          54,152       99,299     153,451     100.0       100.0     Kroger            03/31/13
        Delaware, OH..................

       East Pointe Plaza                183,862       95,410     279,271     100.0       100.0     Food Lion         11/16/10
        Columbia, SC..................                                                             Superpetz         03/31/06
                                                                                                   Wal-Mart          01/31/09

       East Pointe Plaza                107,211       37,900     145,111     100.0        95.8     Big Bear          09/30/13
        Marysville, OH................                                                             Wal-Mart


       Franklin Square                  198,262       38,800     237,062     100.0        92.3     Goody's           05/31/99
        Spartanburg, SC...............                                                             Ingles            11/30/07
                                                                                                   Wal-Mart          07/31/07


                                                                           % OF         % OF
                                       ANCHORS      STORES      TOTAL      ANCHORS      SHORES                         LEASE
               PROPERTY/LOCATION         GLA         GLA         GLA       LEASED       LEASED    ANCHOR(S)        EXPIRATION (4)
----------------------------------------------------------------------------------------------------------------------------------
       Georgesville Square              131,644                 131,644     100.0                  Lowe's             10/31/16
         Columbus, OH.................


       Grand Union Plaza                 61,335                  61,335     100.0                  Grand Union        06/30/19
        South Glens Falls, NY........

       Gratiot  Center                  173,165      28,151     201,316      84.7        100.0     Kessel Food        10/31/09
        Saginaw, MI..................                                                               Market
                                                                                                   Kmart              11/30/13

       Hills Plaza East                  77,000      19,025      96,025     100.0         87.4     Hills              10/31/97
        Erie, PA.....................


       Hocking Valley Mall              147,817      31,670     179,487     100.0        100.0     Kmart              09/30/03
        Lancaster, OH.................                                                             Kroger             09/30/97


       Horizon Park                      84,180                  84,180     100.0                  Kmart              11/30/00
        Longmont, CO..................


       Hunter's Ridge Shopping           84,180      92,430     176,610     100.0         94.6     Kmart              06/30/01
        Center Gahanna, OH............


       Huntington Plaza                 100,671       7,200     107,871      24.8        100.0     Kroger             10/31/01
        Huntington, WV................


       Indian Mound Plaza                            16,600      16,600                   72.3     N/A
        Heath, OH.....................

       Kmart Shopping Center             91,657      38,509     130,166     100.0                  Kmart              11/30/03
        Puyallup, WA..................                                                    77.9

       Knox Village Square              173,033      34,400     207,433     100.0         94.8     Big Bear           01/29/13
        Mount Vernon, OH..............                                                             JC Penney          05/31/08
                                                                                                   Kmart              01/31/18

       Lexington Parkway Plaza          152,852      57,298     210,150     100.0         86.1     Goody's            03/31/00
        Lexington, NC..................                                                            Ingles             09/25/10
                                                                                                   Wal-Mart           12/29/09

       Liberty Plaza                     29,000      29,700      58,700      100.0        81.1     Food Lion          05/31/03
        Morristown, TN................


       Linden Corners                    80,000          10      80,010     100.0        100.0     Hills              01/31/14
        Buffalo, NY...................


      Logan Place                        89,848      24,900     114,748     100.0         83.1     Houchens           11/30/08
        Russellville, KY..............                                                             Wal-Mart           03/31/08

      Loyal Plaza                       174,617     138,858     313,475     100.0         75.2     Bi Lo              05/31/12
        Loyalsock, PA (3).............                                                             Family Toy         01/31/03
                                                                                                    Warehouse
                                                                                                   Kmart              08/31/01

                                                                          % OF           % OF
                                   ANCHORS     STORES     TOTAL          ANCHORS         SHORES                         LEASE
            PROPERTY/LOCATION         GLA          GLA        GLA        LEASED          LEASED       ANCHOR(S)     EXPIRATION (4)
----------------------------------------------------------------------------------------------------------------------------------
       Marion Towne Centre          102,913       53,630     156,543      100.0            89.3      Piggly Wiggly     08/31/12
        Marion, SC.................                                                                  Wal-Mart          06/19/12

       Middletown Plaza              77,000       53,125     130,125      100.0            23.5      Hills             02/28/02
        Middletown, OH.............

       Mill Run                     125,357       46,862     172,219      100.0           100.0      Lowe's            12/31/14
        Columbus, OH...............

       Monroe Shopping Center        64,746       28,450      93,196      100.0            88.8      Ingles            11/30/02
        Madisonville, TN...........                                                                  Wal-Mart          01/31/03

       Morgantown Commons           200,187       33,278     233,465      100.0            78.1      SuperKmart        02/28/21
        Morgantown, WV.............                                                                  OfficeMax         08/31/11
                                                                                                     Phar-Mor          06/30/06

       Morgantown Plaza              74,540       28,824     103,364      100.0           100.0      Hills             10/31/97
        Star City, WV..............

      Morningside Plaza              33,896       41,221      75,117      100.0            80.8      Kash N'Karry      06/30/05
        Dade City, FL..............

      Mount Vernon Plaza             49,932       12,759      62,691       49.9            17.4      Heilig-Meyers     09/12/06
        Mt.Vernon, OH..............

      New Boston Mall                84,180       44,550     128,730      100.0            94.6      Kmart             11/30/03
        Portsmouth, OH.............

      Newberry Square Shopping      104,588       22,240     126,828      100.0           100.0      Wal-Mart          09/30/07
        Center - Newberry, SC......                                                                  Winn Dixie        12/09/07

      Newport Plaza II               84,180       14,800      98,980      100.0            78.4      Kmart             06/13/04
        Newport, KY (3)............

      North Horner                   22,486       17,650      40,136      100.0            47.9      Food Lion         09/11/02
        Sanford, NC................

      Northtowne Square              42,130       29,500      71,630      100.0            90.8      Kroger            09/30/01
        Chattanooga, TN............

      Ohio River Plaza              105,857       43,136     148,993      100.0            94.4      Big Bear          11/18/09
        Gallipolis, OH.............                                                                  Hills             01/31/20

      Pea Ridge                     110,192       39,860     150,052      100.0            87.5      Kmart             10/31/04
        Huntington, WV.............                                                                  Kroger            02/29/00

      Perdido Point Plaza            36,987        9,600      46,587      100.0           100.0      Delchamps         04/30/05
        Pensacola, FL..............

      Piedmont Plaza                197,402       51,650     249,052       84.7            96.9      Food Lion         12/02/09
        Greenwood, SC..............                                                                  Lowe's            12/31/09
                                                                                                     Wal-Mart          09/29/09

                                                                           % OF          % OF
                                     ANCHORS     STORES       TOTAL      ANCHORS         STORES                         LEASE
             PROPERTY/LOCATION         GLA         GLA         GLA        LEASED         LEASED       ANCHOR(S)      EXPIRATION (4)
-----------------------------------------------------------------------------------------------------------------------------------
      Plaza Vista Mall               161,043     53,229       214,272     100.0           95.5        JC Penney         02/28/04
        Sierra Vista, AZ ..........                                                                   Wal-Mart          10/14/11

      Prestonsburg Village           107,715     67,632       175,347     100.0          100.0        Wal-Mart          09/30/05
        Center Prestonsburg, KY....                                                                   Winn Dixie        01/30/06

      Rend Lake Shopping Center       96,913     24,470       121,383     100.0           95.1        Big John's        10/31/99
        Benton, IL.................                                                                   Wal-Mart          01/31/07

      Rhea County Shopping            71,952     38,050       110,002     100.0           91.6        Ingles            02/28/03
         Center  - Dayton, TN......                                                                   Wal-Mart          09/30/03

      River Edge Plaza               108,829     27,396       136,225     100.0           92.1        Food City         11/01/08
        Sevierville, TN (3)........                                                                   Wal-Mart (1)      09/30/03

      River Valley Plaza             153,000     58,865       211,865     100.0           97.9        Big Bear          05/31/09
        Lancaster, OH..............                                                                   Target            10/03/14

       Roane County Plaza            124,848     35,350       160,198     100.0           87.8        Goody's           02/28/00
        Rockwood, TN...............                                                                   Ingles            02/28/10
                                                                                                      Wal-Mart          01/31/10

       Scott Town Plaza               55,134     22,500        77,634     100.0           50.5        Fashion Bug       03/31/97
        Bloomsburg, PA.............                                                                   Kmart             08/31/01

      Shady Springs Plaza             37,232     30,345        67,577     100.0           79.2        Kroger            09/30/08
        Beaver, WV.................

      Sidney Shopping Center          50,071                   50,071     100.0                       Grand Union       07/31/19
        Sidney, NY.................

      Southside  Plaza               147,693     24,600       172,293     100.0          100.0        Food Lion         12/17/11
        Sanford, NC................                                                                   Wal-Mart          12/29/11

      Springfield Commons West       180,167                  180,167     100.0                       Big Bear          03/31/15
        Springfield, OH.............                                                                  Lowe's            01/31/15

      Steamboat Bend                  81,272     25,420       106,692     100.0           86.3        Hannibal          08/25/02
        Hannibal, MO...............                                                                     Farm &
                                                                                                        Home Supply
                                                                                                      Wetterau          10/31/00

      Stewart Plaza                   30,979     27,069        58,048     100.0           83.4        Kroger            10/31/99
        Mansfield, OH..............

      Sunbury Plaza                   91,131     49,265       140,396     100.0           83.8        Acme              08/31/98
        Sunbury, PA................                                                                   Bi-Lo             08/31/98

      Sycamore Square                 66,304     28,500        94,804     100.0           55.1        Food Lion         01/20/10
        Ashland City, TN...........                                                                   Wal-Mart          11/11/08


                                                                          % OF      % OF
                                     ANCHORS      STORES       TOTAL      ANCHORS   STORES                            LEASE
              PROPERTY/LOCATION        GLA         GLA          GLA       LEASED    LEASED      ANCHOR(S)          EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------------
      Target Plaza                    97,000                   97,000      100.0                 Target              11/29/14
        Heath, OH..................

      Torresdale Plaza               130,882      11,400      142,282      100.0                 Acme (2)            01/31/97
        Philadelphia,PA...........                                                               Kmart               11/30/01

      Twin County Plaza              122,273      38,440      160,713      100.0      95.8       Ingles              01/31/07
        Galax, VA..................                                                              Wal-Mart            12/31/07

      Village Plaza                  450,870      40,100      490,970      100.0      96.0       Bi-Lo               11/30/08
        Augusta, GA................                                                              Goody's             11/30/98
                                                                                                 Home Quarters       01/31/09
                                                                                                 OfficeMax           01/31/02
                                                                                                 Sam's Club          07/11/08
                                                                                                 Wal-Mart            10/28/08

      Village Plaza                   24,510      31,197       55,707      100.0      95.5       Falley's Food       10/31/00
        Manhattan, KS..............                                                                4 Less

      Village Square                  11,624      28,450       40,074      100.0     100.0       IGA                 07/31/06
        Kutztown, PA...............                                                                Supermarket

      Vincennes                      108,682                  108,682      100.0                 Kmart               06/30/99
        Vincennes, IN (3)..........                                                              Kroger              12/31/98

      Wal-Mart Plaza                 155,198      45,305      200,503      100.0      66.8       All About           11/30/10
        Springfield, OH............                                                                Sports
         .                                                                                       Wal-Mart            10/27/15

      Walnut Cove                     32,000      26,450       58,450      100.0     100.0       Ingles              03/31/06
        Walnut Cove, NC............

      Walterboro Plaza                99,730      32,400      132,130      100.0      95.6       Piggly Wiggly       09/09/10
        Walterboro,                                                                              Wal-Mart            06/23/09
         SC........................

      Westpark Plaza                  31,170      24,152       55,322      100.0     100.0       Kroger              03/31/08
                                      ------      ------       ------      -----     -----
        Carbondale, IL (3).........


      COMPANY OWNED
        PROPERTIES.................9,270,357   2,849,636   12,119,993       98.3      87.7
                                  ==========   =========   ==========       ====      ====

    (1) Wal-Mart vacated the store on September 30, 1995 but continues to pay rent in accordance with their lease agreement.

    (2) Acme vacated the store upon expiration of its lease on January 31, 1997.

    (3)  Ground lease.

    (4)  Lease expiration dates do not consider options to renew.

(c)      Single Tenant Retail Properties

          Seventeen of the Properties are Single Tenant Retail Properties net leased to either Kmart (10), Lowe's (4), Walgreens (2) or Grand Union (1). The Single Tenant Retail Properties range in size from 13,000 to 125,000 square feet of GLA and are located in the following states: Pennsylvania (5), Ohio (3), Indiana (2), Massachusetts (2), Kentucky (1), Nebraska (1), New York (1), Virginia (1) and Washington (1). The location, general character and tenant information with respect to the Single Tenant Retail Properties at December 31, 1996 are set forth below in the Summary of Single Tenant Retail Properties schedule.

         SUMMARY OF SINGLE TENANT RETAIL PROPERTIES AT DECEMBER 31, 1996
         ---------------------------------------------------------------

                                                                    %          LEASE
         TENANT/LOCATION                    TOTAL GLA            LEASED     EXPIRATION (3)
---------------------------------           ---------            ------     --------------
Kmart/Alliance, NE (2) ..........             40,800              100.0       03/31/08

Lowe's/Altoona, PA ..............            121,148              100.0       07/31/14

Kmart/Bloomington, IN ...........             87,405              100.0       11/30/05

Grand Union/ Chatham, NY ........             21,756              100.0       07/31/19

Kmart/ Clifton Heights, PA ......             87,543              100.0       10/31/04

Lowe's/ Columbus, OH ............            125,357              100.0       12/31/14

Kmart/ Fairhaven,  MA ...........             91,653              100.0       11/30/02

Kmart/ Feasterville, PA .........             94,500              100.0       06/30/98

Kmart/ Langhorne, PA ............             95,810              100.0       11/30/99

Kmart/ Leechburg, PA ............             85,909              100.0       05/31/06

Walgreens/ Louisville, KY .......             13,000              100.0       01/31/25

Lowe's/ Marion, OH ..............             72,507              100.0       07/31/13

Walgreens/New Albany, IN ........             13,000              100.0       09/30/24

Kmart/ Norfolk, VA (2) ..........            120,997              100.0       07/30/99

Kmart/ Seekonk, MA. (1) (2) .....            105,900              100.0       06/30/97

Lowe's/ Wooster, OH .............             71,463              100.0       07/31/13

Kmart/ Yakima, WA ...............            116,799              100.0       09/30/99
                                           ---------              -----
   TOTAL COMPANY OWNED PROPERTIES          1,365,547              100.0
                                           =========              =====

(1) Kmart closed their store on February 12, 1995 but continues to pay rent in accordance with their lease agreement.

(2)  Ground lease.

(3)  Lease expiration dates do not consider options to renew.

(d)  Ground Leases

     Eight of the Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from May 2038 to April 2082. The Company pays rent, ranging from $1,500 to $60,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(e)  Properties Subject to Indebtedness

     To finance the acquisition and development of Properties, the Company has entered into mortgage loans and a credit facility. A description of all such loans is provided below.

THE NOMURA LOAN ($181.0 MILLION)
--------------------------------

     The Nomura loan is held by Nomura and is evidenced by four notes (collectively, the "Notes" and individually, a "Note"): (i) two notes, each in the principal amount of $40.0 million, one of which bears interest at the rate of 6.995% per annum and matures on February 1, 1999, and the other of which bears interest at the rate of 7.505% per annum and matures on February 1, 2003;
(ii) a note in the principal amount of $76.0 million which bears interest at the rate of 7.625% per annum and matures on August 1, 2000; and (iii) a note in the principal amount of $25.0 million which bears interest at the rate of 6.935% per annum and matures on October 1, 2000. Each of the Notes provides for monthly payments of interest only with the principal amount due on maturity. The borrowers under the Nomura loan are Holdings, Centers and GCLP (collectively, the "Borrowers").

     Each Note prohibits prepayment (other than upon casualty or condemnation), except that the Note executed by Holdings which matures on February 1, 1999 may be prepaid during the last six months of its term and the other three Notes may be prepaid during the last 12 months of their respective terms.

     The Nomura loan is a non-recourse loan. Payment of principal and interest on the Nomura loan is secured by first mortgage liens on 56 Properties (the "Nomura Properties"), 26 of which are owned by Holdings, 29 of which are owned by Centers and l of which is owned by GCLP, and a pledge of the partnership interests in each of the Borrowers, which interests are held by an affiliate of GRT. These mortgages are cross-collateralized and cross-defaulted.

     The Nomura loan contains customary representations, covenants and events of default. In addition, it requires that (i) the Borrowers comply with certain affirmative and negative covenants, including covenants restricting the incurrence of additional indebtedness on the Nomura Properties; (ii) each Borrower establish and maintain certain reserve funds; and (iii) the general partner of each Borrower have an independent director whose vote will be required for certain specified actions, including the making of any bankruptcy filing by the respective Borrower. Neither GRT nor the Operating Partnership is a party to, and neither has guaranteed any amount in respect of, the Nomura Loan, other than certain limited indemnification obligations primarily relating to potential environmental liabilities and the pledge of partnership interests as described above.

     The Nomura loan also provides that the Nomura Properties will be managed by the Company or a third party selected by the Company, provided that the Company, or any other party then managing such property, may be removed as manager of such properties if an event of default occurs under such loan or if the ratio of the sum of (i) the net operating income of the Nomura Properties during the preceding 12 calendar months and (ii) all interest earned during such period on U.S. government obligations delivered to Nomura as substituted collateral for the Nomura Properties released (as described in the paragraph above), decreases below an amount equal to 75.0% of the net operating income for the Nomura Properties determined as of September 30, 1993 (approximately $23.8 million) for three consecutive months.

THE MORGANTOWN LOAN ($50.2 MILLION)
-----------------------------------

     The Morgantown loan is held by Connecticut General Life Insurance Company ("CIGNA") and bears interest at a rate equal to 7.500% per annum and is payable interest only until maturity on April 1, 1999. Repayment of the Morgantown loan is principally secured by first mortgage liens on Morgantown Mall and Morgantown Commons.

THE CIGNA LOAN ($50.0 MILLION)
------------------------------

     The CIGNA loan is secured by first mortgage liens on 10 Properties, bears interest at a rate equal to 7.470% per annum and is payable interest only until maturity on October 26, 2002. These mortgages are cross-collateralized and cross-defaulted.

THE CREDIT FACILITY ($175.0 MILLION)
------------------------------------

     The Company has a credit facility with The Huntington National Bank pursuant to an Amended and Restated Loan Agreement dated as of June 30, 1995, as amended, with The Huntington National Bank and Key Bank, as agents (the "Agents") and a consortium of banks (the "Credit Facility") and pursuant to which the Company can borrow up to $175.0 million. In November 1996, the Company entered into a Second Amendment to the Credit Facility agreement which modified certain of the provisions of such agreement, as well as provided for additional covenants relating primarily to the Company's development activity and venture investments. As of December 31, 1996, $103.0 million had been advanced to the Company. Subject to certain limitations, the Credit Facility may be drawn upon for tenant improvements, acquisitions, working capital and general corporate purposes. All borrowings under the Credit Facility are unsecured and bear interest at variable rates ranging from LIBOR plus 150 basis points to LIBOR plus 250 basis points. The variable rate is set quarterly based on the Company's leverage ratio of total consolidated liabilities ($614.1 million at December 31, 1996) to consolidated tangible net worth ($335.3 million at December 31, 1996). Consolidated tangible net worth is defined as the Company's total assets less total liabilities and intangible assets. At December 31, 1996 the annual interest rate was LIBOR plus 175 basis points (7.250%). Interest only is payable monthly until maturity on June 30, 1998. On July 14, 1995, the Company entered into a rate protection agreement under which the obligor has agreed to reimburse the Company to the extent interest expense increased as a result of an increase in LIBOR above 8.500% per annum, and the Company has agreed to reimburse the obligor to the extent interest expense decreased as a result of a decrease in LIBOR below 4.500% per annum. The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, net operating income requirements on the negative pledge pool, restrictions on the incurrence of additional indebtedness, and approval of anchor leases with respect to the properties which are part of the negative pledge pool for the Credit Facility.

THE 1996 ACQUISITION PROPERTY LOANS ($159.7 MILLION)
----------------------------------------------------

     In January 1996 the Company acquired Delaware Community Plaza. In October 1996 the Company acquired 22 Community Shopping Centers from Retail Property Investors, Inc. (RPI). In these transactions the Company assumed 17 mortgage loans and financed six of the properties under a $34.4 million bridge facility.

     The following schedule summarizes these loans at December 31, 1996 (in thousands):


                                                              BALANCE
                                                            DECEMBER 31,  INTEREST      PAYMENT
             PROPERTY NAME                  LOCATION            1996        RATE         TERMS         MATURITY
------------------------------------    ---------------    -------------  ---------    ----------     -----------

Delaware Community Plaza                Delaware, OH           $8,380       7.875%           (a)        Apr. 1, 2016

RPI assumed loans:
       Applewood Village                Fremont, OH             3,797       9.000%           (a)        Jun. 1, 2010
       Artesian Square                  Martinsville, IN        5,340       8.000%           (b)         May 1, 2000
       Audubon Village                  Henderson, KY           4,350       8.750%           (a)        Jul. 1, 2000
       Aviation Plaza                   Oshkosh, WI             6,723       8.000%           (a)        Jun. 1, 1999
       Barren River Plaza               Glasgow, KY             8,101       8.750%           (a)       Jun. 10, 2001
       Crossing Meadows                 Onalaska, WI            9,375       8.000%           (a)        Jun. 1, 1999
       Crossroads Center                Knoxville, TN           6,590       8.000%           (b)        Jul. 1, 2000
       Cumberland Crossing              Jacksboro, TN           5,137       8.750%           (a)       Jun. 10, 2001
       East Pointe Plaza                Columbia, SC           11,111       8.750%           (a)       Jun. 10, 2001
       Lexington Parkway Plaza          Lexington, NC           7,538       9.125%           (a)        Mar. 1, 2000
       Logan Place                      Russellville, KY        2,415       8.000%           (b)         May 1, 2000
       Marion Towne Center              Marion, SC              5,740       7.375%           (a)        Jul. 1, 2002
       Piedmont Plaza                   Greenwood, SC          10,125       8.000%           (b)        Mar. 1, 2000
       Roane County Plaza               Rockwood, TN            5,123       9.125%           (a)        Mar. 1, 2000
       Southside Plaza                  Sanford, NC             6,547       8.000%           (a)        Nov. 5, 1997
       Village Plaza                    Augusta, GA            18,887       8.000%           (a)        Nov. 1, 1999
RPI bridge facility:                                           34,372         (c)            (b)       Oct. 17, 1997
       College Plaza                    Bluefield, VA
       Cross Creek Plaza                Beaufort, SC
       Cypress Bay Village              Morehead City, NC
       Franklin Square                  Spartanburg, SC
       Sycamore Square                  Ashland City, TN
       Walterboro Plaza                 Walterboro, SC
                                                             --------
                                                             $159,651
                                                             ========

(a)  The loan requires monthly payments of principal and interest.

(b)  The loan requires monthly payments of interest only.

(c) The loan bears interest at LIBOR plus 175 basis points (7.375% at December 31, 1996) and can be extended for a year.


THE CONSTRUCTION LOANS
----------------------

Georgesville Square Loan

     In September 1996, the Company entered into a construction loan to finance the development of Georgesville Square, a Community Shopping Center in Columbus, Ohio pursuant to which the Company has a right to borrow $16.9 million. The construction loan is due October 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.625% at December 31, 1996). As of December 31, 1996, the Company borrowed $13.5 million under the construction loan.

Meadowview Square Loan

     In October 1996, the Company entered into a construction loan to finance the development of Meadowview Square a Community Shopping Center in Kent, Ohio, pursuant to which the Company has a right to borrow $9.8 million. The construction loan is due November 1, 1999, is subject to two extension of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.625% at December 31, 1996). As of December 31, 1996, the Company had borrowed $7.1 million under the construction loan.

Morgantown Commons Loan

     In June 1995, the Company entered into a construction loan to finance the expansion of Morgantown Commons, a Community Shopping Center in Morgantown, West Virginia, pursuant to which the Company has a right to borrow $10.5 million. The construction loan is due June 1, 1998 and is payable monthly, interest only, at LIBOR plus 200 basis points (7.625% at December 31, 1996). As of December 31, 1996, the Company had borrowed $9.5 million under the construction loan.

Promissory Notes
----------------

The Georgesville Square Loan

     The Company acquired in 1995 parcels of land located at Georgesville Road, Columbus, Ohio for the construction and development of a Community Shopping Center. One of the parcels of land was acquired subject to a promissory note. The $1.6 million promissory note was due October 1996 and required monthly payments of interest and principal beginning January 1996 at a fixed rate of 8.000% per annum. The note was prepaid with no penalty with proceeds from the Credit Facility on February 2, 1996.

The Meadowview Square Loan

     The Company acquired in August 1994 and December 1995 parcels of land located in Kent, Ohio for the construction and development of a Community Shopping Center. One of the parcels of land was acquired subject to a promissory note in the amount of $870,000 which was due in full and paid in March 1996.

ITEM 3.  LEGAL PROCEEDINGS

     In December 1994, the Estate of Amos Ginor ("Ginor") and Langhorne Plaza Associates ("Langhorne") commenced a lawsuit, The Estate of Amos Ginor, et al.
v. Dennis Landsberg, et al., against various defendants, including Holdings and GRT (collectively, the "Glimcher Entities"), that was pending in the United States District Court for the Southern District of New York. Thereafter, the Glimcher Entities filed motions for summary judgment which, on December 16, 1996, were granted in their entirety.

     On January 26, 1996, ACPA Fund II, Ltd., et al. filed a lawsuit against Dennis Landsberg, et al., including as defendants the Glimcher Entities that was pending in the United States District Court for the Southern District of Texas, Houston Division. Venue of the lawsuit was transferred to the United States District Court for the Southern District of New York. The allegations contained in the complaint are similar to the allegations contained in the Ginor lawsuit. The Glimcher Entities filed motions for summary judgment on the Ginor lawsuit, which were granted in their entirety on December 16, 1996.

     The Company was previously advised that the United States Environmental Protection Agency (the "EPA") is likely to include its Stewart Plaza in Mansfield, Ohio as part of a much larger National Priority List site, designated by the EPA for remedial activities under the Federal hazardous site cleanup program. This action is the result of the discovery of perchlorethylene (a solvent used predominantly in cleaning) in drinking water wells located near the property. In accordance with Federal law, the Company may, to some extent be liable for costs associated with remedial activities which might be performed in connection with the site. However, no contamination has been discovered on the property itself and the Company believes its liability may be limited by the fact that the property does not appear to be a source of the contamination on the site. In the fourth quarter of 1996, the Company was advised by legal counsel that the investigation will no longer include Stewart Plaza.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a)  Market Information

     The Shares have been approved for listing and are currently traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 12, 1997, the last reported sales price of the Shares on the NYSE was $20.125 The following table shows the high and low sales prices for the Shares on the NYSE for the 1996 and 1995 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each such periods.

                                                             DISTRIBUTIONS
     QUARTER ENDED               HIGH             LOW          PER SHARE
     -------------               ----             ---          ---------
     March 31, 1995              $21.875        $19.500          $0.4675
     June 30, 1995                21.375         19.125           0.4808
     September 30, 1995           22.250         19.875           0.4808
     December 31, 1995            21.125         16.875           0.4808
     March 31, 1996               17.750         15.250           0.4808
     June 30, 1996                17.500         16.250           0.4808
     September 30, 1996           19.625         16.250           0.4808
     December 31, 1996            22.000         19.000           0.4808

(b)  Holders

     The number of holders of record of the Shares was 900 as of March 12, 1997.

(c)  Distributions

     Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

     GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 1996 250,000 Shares were authorized of which 14,959 Shares have been issued.

(d)  Recent Sales of Unregistered Securities

     The information required herein, is set forth under the Developments, Acquisitions and Renovations during the 1996 Fiscal Year.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth Selected Financial Data for the Company and for the Company's predecessor, Glimcher Properties. This information should be read in conjunction with the financial statements of the Company and Glimcher Properties and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                                               SELECTED FINANCIAL DATA

                                                        COMPANY                     GLIMCHER PROPERTIES
                                              FOR THE YEARS ENDED DECEMBER 31,  FOR THE YEARS ENDED DECEMBER 31,
                                              --------------------------------  -------------------------------
                                               1996         1995       1994            1993       1992
                                               ----         ----       ----            ----       ----
OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
Revenue:
  Minimum rents............................. $ 87,660    $ 79,323    $ 67,704        $ 32,528    $26,631
  Percentage rents..........................    2,896       2,921       3,397           1,260        832
  Tenant recoveries.........................   22,384      19,514      17,688           7,817      6,598
    Other...................................    4,738       2,490       2,003           1,524        726
                                              -------    --------    --------         -------    -------
      Total revenues........................  117,678     104,248      90,792          43,129     34,787
                                              -------    --------    --------         -------    -------
Operating expenses:
  Real estate taxes.........................   10,233       8,588       7,778           3,395      2,707
  Recoverable operating expenses............   13,893      11,920      11,635           5,926      4,997
                                              -------    --------    --------         -------    -------
                                               24,126      20,508      19,413           9,321      7,704
  Provision for credit losses...............    2,072       1,620       2,203           1,556        969
  Other operating expenses..................    1,014         578         462             516        499
                                              -------    --------    --------         -------    -------
    Total operating expenses................   27,212      22,706      22,078          11,393      9,172
                                              -------    --------    --------         -------    -------
      Property net operating income.........   90,466      81,542      68,714          31,736     25,615
Depreciation and amortization...............   22,418      20,560      17,599           7,888      6,851
General and administrative..................    9,371       6,409       6,182           2,323      1,724
Gain on sales of outparcels.................    1,506                                   1,017        281
Interest income.............................      506         649         655           1,208      1,742
Interest expense:
  Interest expense..........................   28,521      25,439      22,217          23,764     20,729
  Amortization of interest rate buydow......      776         776         711
Non-recurring transfer cost.................                            2,055
Income from unconsolidated entities, net....       42
Minority interest in partnership............    3,385       3,294       2,137             436
                                              -------    --------    --------         -------    -------
  Income (loss) before extraordinary items..   28,049      25,713      18,468            (450)    (1,666)
                                              -------    --------    --------         -------    -------
Extraordinary item:
  Extinguishment of debt-prepayment fees
  and write-off of deferred financing cost..                            5,864
                                              -------    --------    --------         -------    -------
Net income (loss)...........................   28,049      25,713      12,604            (450)    (1,666)
Preferred stock dividends...................      268
                                              -------    --------    --------         -------    -------
 Net income available to common shareholders. $27,781    $ 25,713    $ 12,604         $  (450)   $(1,666)
                                              =======    ========    ========         =======    =======
Per Common Share Data:
  Income before extraordinary item..........     1.27    $   1.27    $   1.08
  Extraordinary item........................                            (0.34)
                                             --------    --------    --------
     Net income available to common
        shareholders ....................... $   1.27    $   1.27    $   0.74
                                             ========    ========    ========
    Distributions........................... $ 1.9232    $ 1.9099    $ 1.7405
                                             ========    ========    ========
BALANCE SHEET DATA (IN THOUSANDS):
   Real estate, before accumulated
        depreciation........................ $949,138    $696,898    $644,379        $ 351,205   $241,630
   Total assets.............................  949,402     669,003     637,084          356,957    253,697
   Mortgage notes payable...................  470,929     291,579     268,676          350,123    252,844
   Total debt...............................  575,247     324,779     345,348          375,004    260,532
   Total shareholders' equity (deficit).....  269,211     284,691     230,246          (57,816)   (34,449)
OTHER DATA:
   Funds from operations (2) (in thousands). $ 51,382    $ 46,983    $ 38,686        $   6,857   $  4,904
   Number of properties (1).................      113          88          84               27         23
   Total GLA (in thousands) (3).............   18,554      13,154      12,298            6,228      4,336
   Occupancy (1) (3)........................     95.4%       95.6%       95.7%            92.7%      89.6%




(1) Number of Properties and occupancy are reflective of the Properties that were open and/or paying rent at the end of the periods.

(2) Management considers funds from operations (FFO) to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with Generally Accepted Accounting Principles (GAAP), less gains or losses from debt restructuring, plus real estate depreciation and amortization and plus minority interest in partnerships. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

(3) 1996 includes 549,000 square feet of GLA owned by a limited liability company in which the Company is a 33.3% member.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the Selected Financial Data and the Financial Statements of the Company and Glimcher Properties, including the respective notes thereto, all of which are included in this Form 10-K.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

         Total revenues increased 12.9%, or $13.4 million, for the year ended December 31, 1996. The total revenue increase was $12.2 million after eliminating the net effect of 1995/1996 non-comparable items totaling $1.1 million. The $12.2 million increase was primarily the result of increased revenues of $1.2 million at the Mall Properties and $10.9 million at the Community Shopping Centers.

Minimum rents

         Minimum rents increased 10.5%, or $8.3 million, for the year ended December 31, 1996. The minimum rent increase was $9.2 million after the net effect of 1995/1996 non-comparable items totaling $880,000. The summary below identifies the 10.5% increase by its various components.

                                                                     INCREASE (DOLLARS IN MILLIONS)
                                                        -------------------------------------------------------
                                                           MALL        COMMUNITY SHOPPING CENTERS/                       PERCENT
                                                        PROPERTIES  SINGLE TENANT RETAIL PROPERTIES       TOTAL           TOTAL
                                                        ----------  -------------------------------       -----           -----
                        Same center                        $0.2                  $0.1                      $0.3            0.4%
                        Acquisitions/Developments           0.0                   8.9                       8.9           11.2
                        Non-comparable items                0.0                  (0.9)                     (0.9)          (1.1)
                                                           ----                  ----                      ----           ----
                       After non-comparable items          $0.2                  $8.1                      $8.3           10.5%
                                                           ====                  ====                      ====           ====


Percentage rents

         Percentage rents remained constant at $2.9 million for both years ended December 31, 1996 and 1995. Of the $2.9 million in percentage rents for 1996, $1.6 million was earned at the Mall Properties and $1.3 million at the Community Shopping Centers.

Tenant recoveries

         Tenant recoveries increased 14.7%, or $2.9 million, for the year ended December 31, 1996. Same center properties accounted for $1.7 million of the $2.9 million increase and related primarily to increased real estate tax assessments and snow removal costs. Acquisitions and openings of new developments during 1995 and 1996 accounted for $1.2 million of the $2.9 million increase. The recovery ratio for the year ended December 31, 1996 was 91.6% (after eliminating the effect of the 1995/1996 non-comparable items) compared to 93.4% for the year ended December 31, 1995 (after eliminating the effect of the 1995/1996 non-comparable items).

Other revenues

         The $2.2 million increase in other revenues was primarily the result of the $2.3 million incentive management fee relating to net operating cash flow the Company earned during the escrow period of its acquisition of the RPI Properties.

OPERATING EXPENSES

         Total operating expenses increased 19.8%, or $4.5 million, for the year ended December 31, 1996. Recoverable expenses increased $3.6 million, the provision for credit losses increased $450,000 and other operating expenses increased $440,000.

Recoverable expenses

         The $3.6 million increase in recoverable expenses was the result of a $1.6 million increase in real estate taxes resulting from reassessments and a $2.0 million increase in recoverable operating expenses. Of the $3.6 million increase, $1.3 million relates to acquisitions and developments opened in 1995 and 1996, $1.6 million relates to the Mall Properties and $700,000 relates to the Community Shopping Centers.

Provision for credit losses

         The provision for credit losses was $2.1 million and represented 1.8% of total revenues for the year ended December 31, 1996, compared to 1.6% of total revenues for the year ended December 31, 1995.

Other operating expenses

         Other operating expenses increased $440,000. The majority of this increase relates to marketing costs.

GENERAL AND ADMINISTRATIVE

         Since June 1995 the Company increased its corporate staff from 75 employees to 84 employees as of December 31, 1995 and then to 110 employees as of December 31, 1996. The staff increases include several key officer positions in leasing and corporate management. This growth in corporate staff was initiated to accomplish the Company's development and acquisition growth strategy and enhanced core portfolio support. Primarily, as a result of these staff additions, general and administrative expense increased $3.0 million in 1996. The 1996 general and administrative expense increase was also affected by charges for developments not pursued which increased $500,000 for the year.

         The Company's focus on new developments has also contributed to increased general and administrative expense to support future revenue growth. In an effort to offset a portion of corporate general and administrative expense the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff will provide services for a fee, to the Company, to ventures in which the Company has an ownership interest and to third parties. GDC, an unconsolidated non-qualified REIT subsidiary, is permitted to earn non-qualified revenues but the income from such services will be subject to federal income taxes. The Company will also receive management fees for the services provided by its operations staff to ventures.

GAIN ON SALES OF OUTPARCELS

         During the year ended December 31, 1996, the Company completed the sale of three parcels of land which resulted in a gain of $1.5 million. There were no sales of land during the year ended December 31, 1995.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the year ended December 31, 1996 interest expense increased 12.1%, or $3.1 million. The increase was due to increased debt levels partially off-set by a lower effective interest rate. The effective interest rate and the weighted average debt balance for the year ended December 31, 1996 were 7.46% and $421.7 million, respectively, compared to 7.76% and $333.0 million, respectively, for the corresponding period of 1995. During 1996 and 1995, interest capitalized on development projects totaled $3.4 million, and $690,000, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

REVENUES

         Total revenues increased 14.8%, or $13.5 million, for the year ended December 31, 1995. The total revenue increase was $11.6 million after eliminating the effect of 1995 non-comparable items totaling $1.9 million. The $11.6 million increase was primarily the result of increased revenues of $1.4 million at the Mall Properties and $10.2 million at the Community Shopping Centers.

Minimum rents

         Minimum rents increased 17.2%, or $11.6 million, for the year ended December 31, 1995. The minimum rent increase was $10.3 million after eliminating the effect of 1995 non-comparable items totaling $1.3 million. The summary below identifies the 17.2% increase by its various components.

                                                                         INCREASE (DOLLARS IN MILLIONS)
                                                         ---------------------------------------------------------
                                                            MALL        COMMUNITY SHOPPING CENTERS/                    PERCENT
                                                         PROPERTIES   SINGLE TENANT RETAIL PROPERTIES        TOTAL      TOTAL
                                                         ----------   -------------------------------        -----      -----
                        Same center                         $ 0.8                $(0.1)                      $ 0.7        1.1%
                        Acquisitions/Developments             0.0                  9.6                         9.6       14.2
                        Non-comparable items                  0.4                  0.9                         1.3        1.9
                                                            -----                -----                       -----      -----
                        After non-comparable items          $ 1.2                $10.4                       $11.6       17.2%
                                                            =====                =====                       =====      =====


Percentage rents

         The $480,000 decrease in percentage rents was mainly the result of decreases at the Mall Properties. The amount of percentage rents recorded in 1994 included revenue of $290,000 relating to adjustments to certain tenant receivables. Additionally, actual sales reported by an anchor tenant subsequent to year-end 1994 were lower than originally estimated, resulting in a reduction to income during 1995.

Tenant recoveries

         Tenant recoveries increased 10.3%, or $1.8 million, for the year ended December 31, 1995. The tenant recoveries increase was $1.5 million after eliminating the effect of 1995 non-comparable items totaling $350,000. Same center Properties accounted for $730,000 of the $1.5 million increase and acquisitions and openings of new developments during 1995 and 1994 accounted for $740,000 of the $1.5 million increase. The recovery ratio for the year ended December 31, 1995 was 93.4% (after eliminating the effect of the 1995 non-comparable item) compared to 91.1% for the year ended December 31, 1994.

Other revenues

         The $490,000 increase in other revenues was the result of increases in temporary tenant income from the Mall Properties of $300,000 and the effect of a 1995 $180,000 non-comparable item relating to the sale of the interest rate protection agreement on the Company's credit facility.

OPERATING EXPENSES

         Total operating expenses increased 2.8%, or $630,000, for the year ended December 31, 1995. Recoverable expenses increased $1.1 million, the provision for credit losses decreased $580,000 and other operating expenses increased $120,000.

Recoverable expenses

         The $1.1 million increase in recoverable expenses was the result of an increase of $810,000 in real estate taxes and a $280,000 increase in recoverable operating expenses. All of the $1.1 million increase relates to acquisitions and developments opened in 1995 and 1994.

Provision for credit losses

         The provision for credit losses was $1.6 million and represented 1.6% of total revenues for the year ended December 31, 1995, compared to 2.4% of total revenues for the year ended December 31, 1994.

Other operating expenses

         The $120,000 increase in other operating expenses relates primarily to acquisitions and developments opened in 1995 and 1994.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $230,000 to 6.2% of total revenues for the year ended December 31, 1995. The general and administrative expense increase was $400,000 after the net effect of 1994/1995 non-comparable items totaling $170,000 relating to litigation costs and non-cash compensation expense to reflect the value of Operating Partnership units. The 1995 general and administrative expense increase was due primarily to staff expansion.

INTEREST EXPENSE/CAPITALIZED INTEREST

         For the year ended December 31, 1995 interest expense increased 14.3%, or $3.3 million. The increase was due to increased debt levels and an increase in interest rates. The effective interest rate and the weighted average debt balance for the year ended December 31, 1995 were 7.76% and $333.0 million, respectively, compared to 7.33% and $328.8 million, respectively, for the corresponding period of 1994. During 1995 and 1994, interest capitalized on development projects totaled $690,000 and $2.1 million, respectively.

NON-RECURRING TRANSFER COSTS AND EXTRAORDINARY ITEMS

         The year ended December 31, 1994 includes $2.1 million and $5.9 million of non-recurring transfer costs and extraordinary items, respectively, associated with the transfer of real estate, including transfer taxes, title costs, prepayment fees, and the write-off of deferred financing fees relating to mortgages repaid with the IPO proceeds.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to be active in these areas. Future development projects being considered include those relating to the commitment between the Company and Nomura discussed below. Management anticipates that the funds available under its Credit Facility and the Company's plan to utilize construction financing, long-term mortgage debt and the venture structure to raise equity and financing for acquisitions and developments and the issuance of preferred and common stock will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

         At December 31, 1996 the Company's debt to total market capitalization was 50.1% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%. The Company is reviewing this policy and other measurements of leverage including debt service coverage and debt to asset values.

         Net cash provided by operating activities for the year ended December 31, 1996 increased $12.8 million, or 31.1%. Net income adjusted for non-cash items accounted for $3.3 million of this increase, with the remaining $9.5 million increase resulting from changes in assets and liabilities.

         Tenant accounts receivable, net, has increased $5.8 million since December 31, 1995. The primary reasons for the increase relates to year-end tenant recovery billings for the increased recoverable expenses associated with new Properties, increased real estate tax assessments and snow removal costs and a $1.4 million increase in straight-line rents receivable.

         Net cash used in investment activities for the year ended December 31, 1996 increased $77.5 million. The increase was primarily the result of real estate development and acquisition activity, including the Company's investment in unconsolidated entities of $41.1 million.

         Net cash provided by financing activities for the year ended December 31, 1996 increased $69.1 million, resulting from additional borrowings and the issuance of preferred stock and was primarily used to fund the increase in real estate investments. Cash distributions increased from $41.4 million to $47.1 million.

Property Net Operating Income

         The Company's 1996 property net operating income was $90.5 million. The Properties owned for all of 1996 generated $82.5 million of property net operating income and consisted of eight Mall Properties, 64 Community Shopping Centers and 17 Single Tenant Retail Properties. Delaware Community Plaza, owned for approximately 11 months, generated $1.4 million of property net operating income. The RPI Properties which were acquired on October 17, 1996, generated $6.6 million of property net operating income which includes a $2.3 million incentive management fee relating to net operating cash flow for the period May 14, 1996 through October 16, 1996.

         The Company's solid base of assets going into the 1997 year include:
(a) the 88 Properties owned for all of 1996, (b) a full year's operations for Delaware Community Plaza, Georgesville Square-Phase I and the 22 RPI Properties,
(c) a full year's effect for the Company's one third interest in Johnson City, and (d) the anticipated openings of Georgesville Square-Phase II, Meadowview Square, and, The Great Mall of the Great Plains in which the Operating Partnership has a preferred interest.

ACQUISITION, EXPANSION AND DEVELOPMENT ACTIVITY

         The Company continues to be very active in its acquisition, expansion, and development activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow. A brief summary of the Company's acquisition, expansion and development activity follows:

1996 Acquisitions Activity
--------------------------

RPI

         On October 17, 1996, the Company acquired from RPI 22 Wal-Mart anchored Community Shopping Centers located in nine central and eastern states and containing approximately 4.4 million square feet of GLA. The $197.0 million purchase price was paid for (a) by the assumption by the Company of debt of approximately $117.1 million, secured by first mortgage loans on 16 of the Properties, and (b) approximately $79.9 million in cash. The cash portion of the purchase price was obtained from a $34.4 million bridge loan which is secured by first mortgage loans on six of the Properties. The bridge loan matures on October 17, 1997, but can be renewed for an additional year. Loan interest is payable at the rate of LIBOR plus 175 basis points. The remaining cash purchase price of $45.5 million was drawn under the Company's Credit Facility.

Delaware Community Plaza

         In January 1996, the Company purchased Delaware Community Plaza, a Community Shopping Center totaling 153,000 square feet of GLA located in Delaware, Ohio, for $12.5 million. The purchase price was paid for by the assumption of debt of $7.3 million, secured by the Property, and $5.2 million in cash.

The Mall at Johnson City

         The Mall at Johnson City, which totals 549,000 square feet of GLA located in Johnson City, Tennessee was purchased in mid November 1996 by Johnson City. The purchase price was $44.0 million and consisted of a first mortgage loan for $31.0 million, with the balance representing equity from the members. The loan expires November 15, 1999, however the borrower (Johnson City ) has the right to extend the loan for one year provided certain extension conditions are met. The loan interest rate is LIBOR plus 125 basis points (6.813% at December 31, 1996). The members in the venture are Property Acquisition Trust I (PAT I), an affiliate of Nomura, and the Operating Partnership. The venture's equity was funded one third by the Operating Partnership and two thirds by PAT I. PAT I's equity earns a preferred return at varying rates ranging from LIBOR plus 250 basis points to LIBOR plus 500 basis points after which the Operating Partnership receives its preferred return using the same preferred return rate structure. After both preferred return positions are satisfied additional distributions are allocated 50/50. The preferred return rate is capped at 12.0%.

1996 Renovation/Expansions Activity
-----------------------------------

Grand Central Mall

         The renovation and expansion of this Mall Property located in Parkersburg, West Virginia will bring its GLA to 887,000 square feet. The addition of a food court and the expansion of the existing cinema to a 37,000 square foot 12-screen cinema were completed and opened in 1996. Additional expansion of the Mall Property will include an 83,000 square foot Proffitt's which is projected to open in March 1998. The estimated cost of the Proffitt's expansion is $5.0 million of which $790,000 was expended as of December 31, 1996.

Indian Mound Mall

          The expansion of this Mall Property located in Newark/Heath, Ohio, will add approximately 120,000 square feet and bring its GLA to 539,000 square feet. The expansion includes the addition of a 92,000 square foot Sears, expanding the current cinema from 18,000 square feet to 42,000 square feet and adding 6,000 square feet of small shops. The opening of the new retail space is projected for the fall of 1997. The estimated cost of the expansion is $3.9 million of which $1.5 million was expended as of December 31, 1996.

1996 Development Activity
-------------------------

Georgesville Square

         This development is a Community Shopping Center containing 232,000 square feet of GLA located in Columbus, Ohio. The center will be anchored by a 132,000 square foot Lowe's and a 63,000 square foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, with Kroger and the small shops expected to open in the second quarter of 1997. The estimated cost of the development is $17.4 million, of which $16.9 million will be financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.625% at December 31, 1996) and matures October 1, 1999, subject to two extensions of six months each. As of December 31, 1996, expended dollars total $16.0 million of which $13.5 million was drawn under the construction loan. Additionally, the Company recently announced the construction of a 70,000 square foot 16-screen cinema on one of the center's outparcel lots which is scheduled to open in early 1998. The Company has also expended an additional $3.4 million relating to land costs for future phases of this development.

Meadowview Square

         This development is a Community Shopping Center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center is anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart opened in January 1997 and the small shops will open later in 1997. The estimated cost of the development is $11.1 million, of which $9.8 million will be financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.625% at December 31, 1996) and matures November 1, 1999 subject to two extensions of six months each. As of December 31, 1996, expended dollars total $8.6 million of which $7.1 million was drawn under the construction loan. The Company has also expended an additional $1.7 million relating to land costs for future phases of this development.

The Great Mall of the Great Plains

         The Operating Partnership maintains a 45.0% interest in Great Plains which owns The Great Mall of the Great Plains, a single level enclosed super-regional, value and entertainment oriented mall totaling approximately 850,000 square feet of GLA located in Olathe, Kansas (Kansas City, Kansas metropolitan area). The Property will consist of 10 anchors including a 16-screen cinema, approximately 150 small shop tenants and 20 food court and kiosk units. The grand opening of the Mall Property is scheduled for August 1997. The Operating Partnership has made a preferred equity contribution to Great Plains of $34.0 million (Member Preferred Equity) which accrues a preferred distribution of the greater of (a) 10.0% until the grand opening and 11.0% after the grand opening or (b) the dividend rate on the $34.0 million of Preferred Shares issued to Nomura on November 27, 1996. The estimated cost of Phase I of the development is $110.0 million, of which $74.1 million will be financed from a construction loan which bears interest at LIBOR plus 225 basis points (7.875% at December 31, 1996) and matures July 1, 1999. As of December 31, 1996 expended dollars total $65.7 million of which $27.3 million was drawn under the construction loan.

Proposed Developments with Nomura
---------------------------------

         On September 18, 1996, the Company announced the receipt of a commitment from Nomura, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for three developments: (a) The Great Mall of the Great Plains discussed above, (b) a Metro Mall in Elizabeth, New Jersey, and ( c) a Metro Mall in Carson, California.

         Under the Nomura commitment, Nomura would be issued up to $135.0 million of Preferred Shares in the Company of which $34.0 million was issued on November 27, 1996 in connection with The Great Mall of the Great Plains. The Preferred Shares would earn dividends based upon one of the following two dividend options available to the Company: (a) a floating rate at the 90 day LIBOR, reset quarterly, plus 285 basis points (8.350% at December 31, 1996); or,
(b) a four year fixed rate which can be set any time during the year after the issuance of Preferred Shares for a development project equal to the five year U.S. Treasury Security with approximately four years remaining plus 285 basis points (8.980% at December 31, 1996). After four years this fixed rate would be converted to the terms described above in clause (a). The dividend rate on the $34.0 million Preferred Shares is based on the terms described above in clause
(a), however the Company can elect to proceed under the terms described in clause (b) at anytime during the year after the issue date. The dividend payment obligation and the redemption of the Preferred Shares issued is secured by a pledge by the Company of its corresponding preferred equity interests in the Operating Partnership which totals $34.0 million as of December 31, 1996. Beginning in the sixth year after the Preferred Shares are issued, the Preferred Shares are convertible at the option of Nomura to Shares of the Company at varying discount rates from the then current market price ranging between 70.0% and 90.0%; however, the Company may redeem the Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums.

         The proceeds from the remaining $101.0 million Nomura commitment to purchase Preferred Shares would be invested by the Company in the Elizabeth and Carson projects as Member Preferred Equity. The Member Preferred Equity would be entitled to receive a preferred yield equal to the greater of (a) 10.0% until the grand opening and 11.0% thereafter or (b) the dividend yield on the Preferred Shares. The Member Preferred Equity yield is cumulative and payable from the cash flow of each venture. The purchase of Preferred Shares by Nomura and the related Member Preferred Equity investments by the Company in Elizabeth and Carson are subject to due diligence which is ongoing. Nomura, the Operating Partnership and the land owners, would hold member interests in both the Elizabeth and Carson ventures of 40.0%, 30.0% and 30.0%, respectively. These interests would be subordinate to the Member Preferred Equity interest held by the Operating Partnership. The Company's $34.0 million Member Preferred Equity investment in Great Plains is structured as outlined above, however, the Nomura and other member interests in Great Plains are 45.0% and 10.0%, respectively.

         Under the Nomura commitment, Nomura would provide Great Plains, and the Metro Mall developments in Elizabeth and Carson with permanent financing. The principal amount of the permanent financing would be based on the net operating income of the project, loan to value and debt service coverage ratios and a debt service coverage constant. The permanent financing would mature 15 years following the closing of each of the loans and would amortize based on a 25 year amortization schedule containing level principal and interest payments.

Capital Invested in Real Estate

         Investment in real estate consists of: (a) eight Mall Properties totaling 4.5 million square feet of GLA; (b) 87 Community Shopping Centers totaling 12.1 million square feet of GLA; (c) 17 Single Tenant Retail Properties totaling 1.4 million square feet of GLA; and (d) developments in progress which relate to the Company's renovation, expansion and developments in progress activities totaling 454,000 square feet of GLA.

         The investment in real estate has increased $252.2 million since December 31, 1995. The primary components of this increase are summarized below (in thousands):

NAME OF PROPERTY/DESCRIPTION                                  COST            PROJECT TYPE
-------------------------------------------------------------------------------------------------
RPI Properties............................................. $201,852        ACQUIsition
Delaware Community Plaza...................................   12,368        Acquisition
Georgesville Square........................................   16,281        Development
Meadowview Square..........................................    7,873        Development
Grand Central Mall.........................................    3,004        Renovation/Expansion
Morgantown Commons.........................................    1,438        Renovation/Expansion
Indian Mound Mall..........................................    1,116        Renovation/Expansion
Capital expenditures.......................................    5,177        Cap-X (1)
Various properties, net....................................    3,131
                                                            --------
                                                            $252,240
                                                            ========

(1) Capital expenditures include tenant improvements and tenant allowances on second generation space of $3,900, routine, recurring maintenance capital expenditures that can not be passed through to the tenants of $1,255 and leasing commissions on second generation space of $22.

PORTFOLIO DATA

             Tenants reporting sales data for the year ended December 31, 1996 and December 31, 1995 represented 11.9 million square feet of GLA, or 82.5% of the 1996/1995 "same store" population. Below is a summary of the "same store" data:

                                                                 COMMUNITY                  SINGLE TENANT
                             MALL PROPERTIES                  SHOPPING CENTERS             RETAIL PROPERTIES
                         ------------------------        -------------------------     -------------------------
PROPERTY TYPE            SALES PSF     % INCREASE        SALES PSF      % INCREASE     SALES PSF      % INCREASE
-------------            ---------     ----------        ---------      ----------     ---------      ----------
     Anchors............ $168.71          1.9%           $227.38            1.8%       $177.06           5.7%
     Stores.............  238.00          2.1             168.79             2.4            -
                         -------                         -------                       -------
       Total             $199.99                         $219.78                       $177.06
                         =======                         =======                       =======

         The total portfolio occupancy rates have remained relatively constant at 95.4% at December 31, 1996 and 95.6% at December 31, 1995, with the fourth quarter showing a positive trend when compared to the third quarter. The Company has focused significant efforts on maintaining its occupancy levels during the difficult retail environment experienced over the past several years. The occupancy levels by property type are summarized below:

PROPERTY TYPE                                                                    OCCUPANCY
----------------------------------------         ------------------------------------------------------------------------
                                                 12/31/96         9/30/96        6/30/96         3/31/96         12/31/95
                                                 --------         -------        -------         -------         --------
Malls Properties:
     Anchors ...........................           99.1%           95.7%           95.8%           95.8%          100.0%
     Stores ............................           84.2%           83.1%           84.2%           84.2%           85.0%
                                                  -----           -----           -----           -----           -----
           Total .......................           93.0%           90.6%           91.2%           91.2%           94.0%
                                                  -----           -----           -----           -----           -----

Community Shopping Centers:
     Anchors ...........................           98.3%           97.8%           97.0%           97.2%           98.2%
     Stores ............................           87.7%           87.1%           87.9%           87.9%           88.2%
           Total .......................           95.8%           95.1%           94.7%           94.9%           95.7%
                                                  -----           -----           -----           -----           -----
Single Tenant Retail Properties: .......          100.0%          100.0%          100.0%          100.0%          100.0%
                                                  -----           -----           -----           -----           -----
     Total Portfolio....................           95.4%           94.1%           94.1%           94.2%           95.6%
                                                  =====           =====           =====           =====           =====


         The 0.9% mall anchor tenant vacancy represents one space totaling 27,000 square feet of GLA. The 1.7% community shopping center anchor tenant vacancy represents four spaces totaling 157,000 square feet of GLA. Mall store vacancies total 326,000 square feet of GLA and community shopping centers store vacancies total 350,000 square feet of GLA.

         In the twelve months of 1996 new and rollover leases totaled 488,000 square feet. Rollover leases represent expiring leases where the tenant renewed. All other leases are categorized as new. The following table summarizes the new and rollover activity by type for the twelve months ended December 31, 1996:

                                           SQUARE FEET ANALYSIS                           AVERAGE ANNUALIZED BASE RENT
                                   ------------------------------------        --------------------------------------------------
                                    NEW          ROLLOVER                        NEW        ROLLOVER                    PORTFOLIO
PROPERTY TYPE                      LEASES         LEASES         TOTAL          LEASES       LEASES         TOTAL        AVERAGE
-------------                      ------         ------         -----          ------       ------         -----        -------
Malls Properties:
    Anchors ...................       --             --             --          $ --          $ --          $ --          $ 4.06
    Stores ....................     85,566         37,085        122,651         24.38         23.87         24.23         20.74
                                   -------        -------        -------        ------        ------        ------        ------
                                    85,566         37,085        122,651         24.38         23.87         24.23         10.05
                                   -------        -------        -------
     Community
Shopping Centers:
    Anchors ...................    196,291           --          196,291          6.86          --            6.86          4.35
    Stores ....................    104,268         65,095        169,363          8.24          9.47          8.71          8.24
                                   -------        -------        -------        ------        ------        ------        ------
                                   300,559         65,095        365,654          7.34          9.47          7.72          5.19
                                   -------        -------        -------
 Single Tenant
Retail Properties:
                                      --             --             --            --            --            --            4.27
                                   -------        -------        -------        ------        ------        ------        ------
           Total ..............    386,125        102,180        488,305        $11.11        $14.69        $11.86        $ 6.32
                                   =======        =======        =======        ======        ======        ======        ======

         The following table summarizes the Company's lease expirations as of December 31, 1996:

                                                                                                     TOTAL           ANCHOR
                                   TOTAL           ANCHOR            TOTAL          ANCHOR        ANNUALIZED      ANNUALIZED
  LEASE                         SQUARE FEET       SQUARE FEET      ANNUALIZED       ANNUALIZED     BASE RENTS/     BASE RENTS/
EXPIRATION        NUMBER OF        OF GLA           OF GLA           BASE RENTS      BASE RENTS     SQUARE FOOT     SQUARE FOOT
  YEAR             LEASES         EXPIRING         EXPIRING          EXPIRING        EXPIRING      EXPIRING (1)    EXPIRING (1)
---------------------------------------------------------------------------------------------------------------------------------
Month-to-month        62           148,553                  -    $   1,394,810     $         -      $  9.51         $    -
 1997                239         1,045,550            487,154        6,816,255       1,195,351         6.53           2.45
 1998                218         1,047,782            548,555        7,132,182       1,600,704         6.80           2.92
 1999                221         1,098,056            575,168        7,811,230       1,706,160         7.23           2.97
 2000                210         1,159,990            545,427        8,653,003       1,760,370         7.46           3.23
 2001                115           900,589            635,071        5,307,220       2,090,717         6.53           3.74
 Thereafter          539        12,292,075         10,666,928       71,950,472      47,578,225         6.02           4.60
                   -----        ----------         ----------    -------------     -----------
                   1,604        17,692,595         13,458,303    $ 109,065,172     $55,931,527      $  6.32         $ 4.28
                   =====                                         =============     ===========      =======         ======
Vacant GLA                         861,236            184,985
                                ----------         ----------
Total                           18,553,831         13,643,288
                                ==========         ==========


                                   PERCENT OF
                  PERCENT OF       ANNUALIZED
  LEASE          TOTAL GLA        BASE RENTS
EXPIRATION       REPRESENTED BY   REPRESENTED BY
  YEAR           EXPIRING LEASES  EXPIRING LEASES
-------------------------------------------------
Month-to-month       0.8%              1.3%
 1997                5.6%              6.2%
 1998                5.6%              6.5%
 1999                5.9%              7.2%
 2000                6.3%              7.9%
 2001                4.9%              4.9%
 Thereafter         66.3%             66.0%
                    ----             -----
                    95.4%            100.0%
                    ====             =====
Vacant GLA

Total


         The following table summarizes the Company's top ten tenants by annualized base rents as of December 31, 1996:

                  NUMBER OF        TOTAL                            ANNUALIZED        PERCENT OF    PERCENT OF
  TENANT           STORES      SQUARE FEET       ANNUALIZED        BASE RENTS/         OCCUPIED     ANNUALIZED
  NAME             LEASED          OF GLA        BASE RENTS       SQUARE FOOT (1)    SQUARE FEET    BASE RENTS
  ------------------------------------------------------------------------------------------------------------
  Wal-Mart            33         3,028,404   $   10,996,899            $3.63            16.3%          10.1%
  Kmart               29         2,708,854        9,644,839             3.56            14.6%           8.8%
  Lowe's              10           823,833        5,219,227             6.34             4.4%           4.8%
  Hills               11           874,072        3,180,192             3.64             4.7%           2.9%
  J.C.Penney          15           769,222        2,588,982             3.37             4.2%           2.4%
  Kroger              11           381,465        2,122,634             5.56             2.1%           1.9%
  Big Bear             5           246,369        1,908,930             7.75             1.3%           1.8%
  Sears                7           571,991        1,648,394             3.32             3.1%           1.5%
  Food Lion            9           234,486        1,548,306             6.60             1.3%           1.4%
  Goody's             10           248,378        1,529,946             6.16             1.3%           1.4%
                   -----        ----------   --------------
                     140         9,887,074       40,388,349
  All other        1,464         7,805,521       68,676,823             9.24            42.1%          63.0%
                   -----        ----------   --------------                             ----         ------
                   1,604        17,692,595   $  109,065,172           $6.32            95.4%         100.0%
                   =====        ==========   ===============           =====            ====          =====


(1) The base rents per square foot calculation excludes outlot and ground leases that do not pay rents or pay nominal amounts for rents.

(2) The lease expiration table and the top ten tenant's table include the Johnson City venture.

FUNDS FROM OPERATIONS

         Management considers FFO to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with Generally Accepted Accounting Principles
(GAAP)), less gains or losses from debt restructuring, plus real estate depreciation and amortization and plus minority interest in partnership. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

The following table illustrates the calculation of FFO for the year ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                            1996 NAREIT FFO DEFINITION
                                                                          --------------------------------
                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                          1996           1995        1994
                                                                          ----           ----        ----
Net income available to common shareholders .......................      $ 27,781       $25,713     $12,604
Add back (less):
     Real estate depreciation and amortization ....................        20,173        17,875      15,576
     Litigation settlement ........................................                         279
     Gain on sale of cap and collar ...............................                        (178)
     Minority interest in partnership .............................         3,385         3,294       2,137
     Extraordinary item ...........................................                                   5,864
     Non-recurring transfer cost ..................................                                   2,055
     Non-cash compensation expense to reflect
        values of operating partnership units .....................                                     450
     Income from unconsolidated entities ..........................           (42)
     FFO from unconsolidated entities .............................            85
                                                                        ---------       -------     -------
Funds from operations .............................................      $ 51,382       $46,983     $38,686
                                                                         ========       =======     =======

Weighted average shares/units outstanding .........................        24,492        22,773      19,468
                                                                         ========       =======     =======

         Under the new NAREIT definition of FFO, non-cash charges for non-real estate depreciation, loan amortization fees and interest rate buydown amortization are deducted in computing FFO. For the years ended December 31, 1996, 1995 and 1994 these non-cash charges total $3.0 million, $3.5 million and $2.7 million, respectively.

         FFO increased 9.4%, or $4.4 million for the year ended December 31, 1996. The increase was the result of improved property net operating income of $9.0 million including, the incentive management fee of $2.3 million relating to net operating cash flow the Company earned during the escrow period of its acquisition of the RPI portfolio, and the gain on the sales of three outparcels of $1.5 million. This increase was partially offset by increased interest expense of $3.1 million and increased general and administrative expense of $3.0 million.

         FFO increased 21.5%, or $8.3 million for the year ended December 31, 1995. The increase was primarily the result of improved property net operating income of $12.8 million, partially offset by increased interest expense of $3.3 million, increased non-real estate depreciation and loan fee amortization of $660,000, increased general and administrative expense of $230,000 and the 1994 $450,000 non-cash compensation expense to reflect values of Operating Partnership units.

INFLATION

         Inflation has remained relatively low during the past three years and has had a minimal impact on the Company's Properties. Many tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

         The retail industry has experienced some difficulty, which is reflected in sales and occupancy trends and in bankruptcies and restructuring of some prominent retail organizations. Continuation of these trends could impact future earnings performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule of Glimcher Realty Trust and the Report of Independent Accountants thereon are filed pursuant to this Item 8 and are included in this report in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1997.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page Number
                                                                                        -----------
(a)      (1)      Financial Statements
                  --------------------
                   - Report of Independent Accountants ..................................     41
                   - Glimcher Realty Trust Consolidated Balance Sheets...................     42
                   - Glimcher Realty Trust Consolidated Statements of Operations
                       for the years ended December 31, 1996, 1995, and 1994 ............     43
                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity ended December 31, 1996, 1995 and 1994.......................     44
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 1996, 1995, and 1994 ............     45
                   - Notes to Consolidated Financial Statements..........................     47

         (2)      Financial Statement Schedule
                  ----------------------------
                   - Schedule III - Real Estate and Accumulated Depreciation ............     64
                   -  Notes  to  Schedule  III ..........................................     73

         (3)      Exhibits
                  --------

                  3.1      Amended and Restated Declaration of Glimcher Realty Trust. (2)
                  3.2      Bylaws, as amended. (2)
                  3.3      Amendment to the Company's Amended and Restated Declaration of Trust.
                           (1)
                  4.1      Specimen certificate for Common Shares of Beneficial Interest. (2)
                  4.2      Specimen Certificate evidencing 34,000 shares of Series A Convertible
                           Preferred Shares. (7)
                  10.1     Loan Agreement between Glimcher Properties Limited Partnership,
                           Glimcher Realty Trust, Glimcher Properties Corporation and The
                           Huntington National Bank relating to the Credit Facility. (1)
                  10.2     First Amendment to Loan Agreement by and among The Huntington National
                           Bank, Glimcher Properties Limited Partnership, Glimcher Realty Trust
                           and Glimcher Properties Corporation relating to the Credit Facility.
                           (1)


                  10.3     Second Amendment to Loan Agreement, First Note Extension Agreement and
                           First Amendment to a Credit Line Deed of Trust by and among The
                           Huntington National Bank, Glimcher Properties Limited Partnership,
                           Glimcher Realty Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)

                  10.4     Revolving Note issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)

                  10.5     Executed Form of Open-End Mortgage, Assignment of Rents and Security
                           Agreement issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)

                  10.6     Promissory Note issued by Morgantown Mall Associates Limited
                           Partnership in connection with the Morgantown Loan. (2)

                  10.7     Credit Line Deed of Trust and Security Agreement, issued by Morgantown
                           Mall Associates Limited Partnership in connection with the Morgantown
                           Loan. (2)

                  10.8     Amended and Restated Loan Agreement among Nomura Asset Capital
                           Corporation, Glimcher Holdings Limited Partnership, Glimcher Centers
                           Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)

                  10.9     Holdings A Note, Nonrecourse Mortgage Note executed by Glimcher
                           Holdings Limited Partnership, Glimcher Centers Limited Partnership and
                           Grand Central Limited Partnership relating to the Nomura Loan. (1)

                  10.10    Holdings B Note, Nonrecourse Mortgage Note executed by Glimcher
                           Holdings Limited Partnership, Glimcher Centers Limited Partnership and
                           Grand Central Limited Partnership relating to the Nomura Loan. (1)

                  10.11    Centers Note, Nonrecourse Mortgage Note executed by Glimcher Holdings
                           Limited Partnership, Glimcher Centers Limited Partnership and Grand
                           Central Limited Partnership relating to the Nomura Loan. (1)

                  10.12    Grand Central Note, Nonrecourse Mortgage Note executed by Glimcher
                           Holdings Limited Partnership, Glimcher Centers Limited Partnership and
                           Grand Central Limited Partnership relating to the Nomura Loan. (1)

                  10.13    ISDA Master Agreement between The Huntington National Bank and
                           Glimcher Properties Limited Partnership. (1)

                  10.14    Agreement by and between Glimcher Properties Limited Partnership and
                           Start Marketing, Inc. (1)

                  10.15    Continuing Guaranty issued by Glimcher Realty Trust guaranteeing payment of obligations of Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)

                  10.16    Continuing Guaranty issued by Glimcher Properties Corporation guaranteeing payment of obligations of Glimcher Properties Limited
                           Partnership in connection with the Credit Facility. (1)

                  10.17    Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security
                           Agreement and Fixture Filing issued by Glimcher Holdings Limited
                           Partnership in connection with the Nomura Loan. (1)

                  10.18    Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security
                           Agreement and Fixture Filing and Modification of Mortgage/Deed of
                           Trust issued by Glimcher Centers Limited Partnership in connection with the Nomura Loan. (1)

                  10.19    Deed of Trust, Assignment of Leases, Security Agreement and Fixture
                           Filing and Modification of Deed of Trust issued by Grand Central
                           Limited Partnership in connection with the Nomura Loan. (1)

                  10.20    Glimcher Realty Trust 1993 Employee Share Option Plan. (2)

                  10.21    Glimcher Realty Trust 1993 Trustee Share Option Plan. (2)

                  10.22    First Amended and Restated Loan Agreement dated as of
                           June 30, 1995 between Glimcher Properties Limited
                           Partnership, Glimcher Realty Trust, Glimcher
                           Properties Corporation, The Huntington National Bank,
                           Society National Bank and a Bank Group. (3)


                  10.23    Revolving Promissory Note dated June 30, 1995 in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to The
                           Huntington National Bank. (3)
                  10.24    Revolving Promissory Note dated June 30, 1995 in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to Society
                           National Bank.(3)
                  10.25    Guaranty dated June 30, 1995 issued by Glimcher Realty Trust in favor of The Huntington National Bank. (3)
                  10.26    Guaranty dated June 30, 1995 issued by Glimcher
                           Properties Corporation in favor of The Huntington
                           National Bank. (3)
                  10.27    Guaranty dated June 30, 1995 issued by Glimcher
                           Realty Trust in favor of Society National Bank. (3)
                  10.28    Guaranty dated June 30, 1995 issued by Glimcher
                           Properties Corporation in favor of Society National
                           Bank. (3)
                  10.29    Promissory Note dated as of October 26, 1995 issued
                           by Glimcher Properties Limited Partnership in
                           the amount of twenty seven million six hundred
                           thousand dollars ($27,600,000). (4)
                  10.30    Exemplar Open-End Mortgage, Security Agreement and Fixture Filing
                           issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                  10.31    Exemplar Second Mortgage and Security Agreement dated as of October
                           26, 1995 issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan.
                           (4)
                  10.32    Exemplar Assignment of Rents and Leases dated as of October 26, 1995 issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                  10.33    Promissory Note dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership in the amount of six million two hundred thousand dollars ($6,200,000). (4)
                  10.34    Promissory Note dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership in the amount of three million six hundred thousand dollars ($3,600,000). (4)
                  10.35    Promissory Note dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership in the amount of three million three hundred thousand dollars ($3,300,000). (4)
                  10.36    Promissory Note dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership in the amount of four million two hundred thousand dollars ($4,200,000). (4)
                  10.37    Promissory Note dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership in the amount of five million one hundred thousand dollars ($5,100,000). (4)
                  10.38    Completion Guaranty dated as of October 26, 1995 issued by Glimcher
                           Properties Limited Partnership and Glimcher Realty Trust in favor of
                           Connecticut General Life Insurance Company. (4)
                  10.39    Purchase and Sale Agreement by and among the Company and Retail
                           Property Investors, Inc., PaineWebber Retail Property Investments,
                           Ltd., PaineWebber Retail Property Investments Joint Venture,
                           PaineWebber College Plaza, l.P., and PaineWebber Marion Towne, L.P.,
                           dated as of March 11, 1996, as amended. (6)
                  10.40    Securities Purchase Agreement among Partnership Acquisition Trust II,
                           Glimcher Properties Limited Partnership and Glimcher Realty Trust,
                           dated November 26, 1996. (7)

                  21.1     Subsidiaries of the Registrant

                  23.1     Consent of Independent Accountants

                  27       Financial Data Schedule. (5)

                  99       Second Amendment to First Amended and Restated Loan
                           Agreement
                                   ----------
(1) Incorporated by reference to GRT's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.

(2)      Incorporated by reference to GRT's Registration Statement No. 33-69740.

(3) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on July 26, 1995.

(4) Incorporated by reference to GRT's Form 8-K filed with the Securities and exchange Commission on December 13, 1995.

(5)      This exhibit is filed for EDGAR filing purposes only.

(6) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 7, 1996.

(7) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on February 5, 1997.

(b)      Reports on Form 8-K
         -------------------

         - During the fiscal year ended December 31, 1996, the Company filed a Report on Form 8-K with the Securities and Exchange Commission on November 7, 1996, in connection with the acquisition of the RPI Properties and Amendment on Form 8-K/A filed with the Securities and Exchange Commission on December 16, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLIMCHER REALTY TRUST

                                       /s/  David J. Glimcher
                                       -------------------------------------
                                       David J. Glimcher
                                       President and Chief Executive Officer

                                       March 20, 1997
                                       --------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                            TITLE                            DATE

 /s/ Herbert Glimcher                                    Chairman of the Board and Trustee       March 20, 1997
-----------------------------------------------                                                  --------
Herbert Glimcher

 /s/ David J. Glimcher                                  President, Chief  Executive Officer      March 20, 1997
-----------------------------------------------         (Principal Executive Officer) and        --------
David J. Glimcher                                                    Trustee

 /s/ Terry A. Schreiner                                        Senior Vice President             March 20, 1997
-----------------------------------------------              and Chief Financial Officer         --------
Terry A. Schreiner

/s/ William R. Husted                                          Senior Vice President             March 20, 1997
-----------------------------------------------              of Construction and Trustee         --------
William R. Husted

 /s/ Philip G. Barach                                        Member, Board of Trustees           March 20, 1997
-----------------------------------------------                                                  --------
Philip G. Barach

 /s/ Oliver Birckhead                                        Member, Board of Trustees           March 20, 1997
-----------------------------------------------                                                  --------
Oliver Birckhead


 /s/ E. Gordon Gee                                           Member, Board of Trustees           March 20, 1997
-----------------------------------------------                                                  --------
E. Gordon Gee

 /s/ Alan R. Weiler                                          Member, Board of Trustees           March 20, 1997
-----------------------------------------------                                                  --------
Alan R. Weiler