Form 10-K/A
period 1996-12-31
GLIMCHER REALTY TRUST
filed 1997-04-02
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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
Alan R. Weiler

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Glimcher Realty Trust

     We have audited the consolidated financial statements and financial statement schedule of Glimcher Realty Trust and subsidiaries as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of Glimcher Realty Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glimcher Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                             COOPERS & LYBRAND  L.L.P.





Columbus, Ohio
February 21, 1997

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                   ------------------------
                                                                                      1996             1995
                                                                                   -------          -------
Investment in real estate:
  Land.......................................................................    $  78,339        $  57,181
  Buildings, improvements and equipment......................................      846,500          623,471
         Developments in progress:
         Land................................................................        6,852            4,885
         Developments........................................................       17,447           11,361
                                                                                   -------          -------
                                                                                   949,138          696,898
  Less accumulated depreciation..............................................       86,421           66,699
                                                                                   -------          -------
         Net investment in real estate.......................................      862,717          630,199

Cash and cash equivalents....................................................        8,968            5,832
Cash in escrow...............................................................        5,008            4,722
Investment in unconsolidated entities........................................       41,133
Tenant accounts receivable, net..............................................       21,286           15,507
Deferred expenses, net.......................................................        8,644           11,542
Prepaid and other assets.....................................................        1,646            1,201
                                                                                   -------          -------
                                                                                  $949,402         $669,003
                                                                                   =======          =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.......................................................     $470,929         $291,579
Notes payable................................................................      104,318           33,200
Accounts payable and accrued expenses........................................       26,770           14,011
Distributions payable........................................................       12,044           11,773
                                                                                   -------          -------
                                                                                   614,061          350,563
Commitments and contingencies (notes 10 and 11)..............................

Minority interest in partnership.............................................       32,130           33,749

Redeemable preferred stock:
  Series A convertible preferred shares of beneficial interest, 40,000 shares
  authorized, 34,000 shares issued and outstanding as of December 31, 1996          34,000

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,888,931 shares issued and outstanding as of December 31,
  1996; 21,881,921 shares issued and outstanding as of
  December 31, 1995..........................................................          219              219
 Additional paid-in capital..................................................      316,673          316,558
 Distributions in excess of accumulated earnings.............................      (47,681)         (32,086)
                                                                                   -------          -------
                                                                                  $949,402         $669,003
                                                                                   =======          =======



The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          1996           1995           1994
                                                                       ----------     ----------     ----------
Revenues:
  Minimum rents....................................................   $    87,660    $    79,323    $    67,704
  Percentage rents.................................................         2,896          2,921          3,397
  Tenant recoveries................................................        22,384         19,514         17,688
  Other............................................................         4,738          2,490          2,003
                                                                       ----------     ----------     ----------
    Total revenues                                                        117,678        104,248         90,792
                                                                       ----------     ----------     ----------
Operating Expenses:
  Real estate taxes................................................        10,233          8,588          7,778
  Recoverable operating expenses...................................        13,893         11,920         11,635
                                                                       ----------     ----------     ----------
                                                                           24,126         20,508         19,413
  Provision for credit losses......................................         2,072          1,620          2,203
  Other operating expenses.........................................         1,014            578            462
                                                                       ----------     ----------     ----------
    Total operating expenses.......................................        27,212         22,706         22,078
                                                                       ----------     ----------     ----------
       Property net operating income...............................        90,466         81,542         68,714

Depreciation and Amortization:
    Real estate depreciation.......................................        20,173         17,875         15,576
    Non-real estate depreciation...................................           896            817            705
    Loan fee amortization..........................................         1,349          1,868          1,318
                                                                       ----------     ----------     ----------
                                                                           22,418         20,560         17,599
General and administrative.........................................         9,371          6,409          6,182
Gain on sales of outparcels........................................         1,506
Interest income....................................................           506            649            655
Interest expense...................................................        28,521         25,439         22,217
Amortization of interest rate buydown..............................           776            776            711
Non-recurring transfer cost........................................                                       2,055
Income from unconsolidated entities................................            42
Minority interest in partnership...................................         3,385          3,294          2,137
                                                                       ----------     ----------     ----------
Income before extraordinary item...................................        28,049         25,713         18,468
Extraordinary item:
   Extinguishment of debt-prepayment fees and write-off of
      deferred financing cost .....................................                                       5,864
                                                                       ----------     ----------     ----------
Net income.........................................................        28,049         25,713         12,604
Preferred stock dividends..........................................           268
                                                                       ----------     ----------     ----------
    Net income available to common shareholders....................   $    27,781    $    25,713    $    12,604
                                                                       ==========     ==========     ==========

Earnings per common share of beneficial interest...................   $      1.27    $      1.27    $      1.08
Extraordinary item.................................................                                       (0.34)
                                                                       ----------     ----------     ----------
    Earnings per share available to common shareholders............   $      1.27    $      1.27    $      0.74
                                                                       ==========     ==========     ==========

Cash distributions declared per common share of beneficial interest   $    1.9232    $    1.9099     $    1.7405
                                                                       ==========     ==========      ==========
Weighted average number of  common shares of beneficial interest
    outstanding....................................................    21,888,068     20,169,138      17,055,636
                                                                       ==========     ==========      ==========




The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST


     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND GLIMCHER PROPERTIES
                      COMBINED STATEMENT OF OWNERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                     DISTRI-
                                                                                                     BUTIONS
                                                     SERIES A           COMMON SHARES                IN EXCESS
                                                   CONVERTIBLE          OF BENEFICIAL    ADDITIONAL  OF ACCU-
                                                 PREFERRED SHARES          INTEREST      PAID-IN     MULATED    OWNERS'
                                                 SHARES    AMOUNT     SHARES    AMOUNT   CAPITAL     EARNINGS   DEFICIT     TOTAL
                                                 ------    ------     ------    ------   -------     --------   -------    -------
GLIMCHER PROPERTIES
  Balance, December 31, 1993....................                                                               $(57,816)  $(57,816)
                                                                                                                -------    -------
  Net income for the period January 1, 1994 to
    January 25, 1994............................                                                                    243        243
  Asset distribution............................                                                                 (1,265)    (1,265)
  Non-cash compensation to employees............                                                                    422        422
  Contributions to capital of amounts due
    to owners...................................                                                                  1,281      1,281
  Deemed distribution...........................                                                                   (406)      (406)
                                                                                                                -------    -------

Balance, January 25, 1994.......................                                                                (57,541)   (57,541)
                                                                                                                -------    -------

GLIMCHER REALTY TRUST
  Contribution of Glimcher Properties...........                       159,848   $  2   $(93,551)                57,541    (36,008)
  Net proceeds from the IPO.....................                    15,825,000    158    296,993                           297,151
  Net proceeds from the over-allotment option...                     2,373,750     24     45,053                            45,077
  Distributions declared, $1.7405 per Share.....                                                   $(31,953)               (31,953)
  Net income for the period January 26, 1994
    to December 31, 1994........................                                                     12,604                 12,604
  Transfer from minority interest in partnership                                             916                               916
                                                                    ----------   ----    -------    -------     -------    -------
Balance, December 31, 1994......................                    18,358,598    184    249,411    (19,349)          0    230,246
                                                                    ----------   ----    -------    -------     -------    -------

  Distributions declared, $1.9099 per Share.....                                                    (38,450)               (38,450)
  Proceeds from Distribution Reinvestment
    and Share Purchase Plan ....................                        11,419               227                               227
  Other issuance of Shares......................                        11,904               250                               250
  Net proceeds from second public offering......                     3,500,000     35     68,775                            68,810
  Net income....................................                                                     25,713                 25,713
  Transfer to minority interest in partnership..                                          (2,105)                           (2,105)
                                                                    ----------   ----    -------    -------     -------    -------
Balance, December 31, 1995......................                    21,881,921    219    316,558    (32,086)          0    284,691
                                                                    ----------   ----    -------    -------     -------    -------

  Distributions declared, $1.9232 per Share.....                                                    (42,096)               (42,096)
  Proceeds from Distribution Reinvestment
    and Share Purchase Plan ....................                         3,540                60                                60
  Other issuance of Shares......................                         3,470                57                                57
  Preferred equity                               34,000   $34,000                                    (1,280)                32,720
  Preferred stock dividends declared............                                                       (268)                  (268)
  Net income....................................                                                     28,049                 28,049
  Transfer to minority interest in partnership..                                              (2)                               (2)
                                                 ------    ------   ----------   ----    -------    -------     -------    -------
Balance, December 31, 1996...................... 34,000   $34,000   21,888,931   $219   $316,673   $(47,681)   $      0   $303,211
                                                 ======    ======   ==========   ====    =======    =======     =======    =======


The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1996          1995          1994
                                                                     -------       -------       -------
Cash flows from operating activities:
  Net income.................................................       $ 28,049      $ 25,713      $ 12,604
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for doubtful accounts......................          2,072         1,620         2,203
        Depreciation and amortization........................         22,418        20,560        17,599
        Other non-cash expenses..............................            816           776         1,133
        Minority interest in partnership.....................          3,385         3,294         2,137
        Gains on sales of outparcels.........................         (1,506)
        Write-off of deferred financing fees.................                                      1,091
        Loss on early extinguishment of debt.................                                      4,773
    Net changes in operating assets and liabilities:
        Tenant accounts receivable, net......................         (7,440)       (4,199)       (9,223)
        Prepaid and other assets.............................            898          (136)         (640)
        Accounts payable and accrued expenses................          5,050        (6,656)          (33)
                                                                     -------       -------       -------

    Net cash provided by operating activities................         53,742        40,972        31,644
                                                                     -------       -------       -------
Cash flows from investing activities:
        Sale of investments..................................                                      2,412
        Additions to investment in real estate...............        (36,615)      (44,789)      (76,648)
        Acquisition of properties............................        (54,110)       (5,601)     (120,017)
        Investment in unconsolidated entities................        (41,133)
        Purchase of third-party investor interests...........                                    (26,811)
        Proceeds from sales of outparcels....................          4,330
        Withdrawals from cash in escrow......................            997         4,203         5,841
        Additions to deferred expenses.......................           (172)       (3,008)       (4,072)
                                                                     -------       -------       -------
    Net cash used in investing activities....................       (126,703)      (49,195)     (219,295)
                                                                     -------       -------       -------




                                   (continued)

The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1996          1995          1994
                                                                     -------       -------       -------
Cash flows from financing activities:
   Proceeds from (payments to) revolving line of credit, net...       69,800       (39,972)       (4,888)
   Proceeds from issuance of mortgages and notes payable.......       23,756        66,152       127,738
   Principal payments on mortgage and notes payable............       (3,155)      (46,749)     (249,060)
   Purchase of interest rate buydown on mortgage...............                                   (4,009)
   Proceeds from the issuance of common shares of
     beneficial interest, net of underwriting and other
     offering costs of $4,690 and $26,296, respectively........                     68,810       342,228
   Proceeds from the issuance of Series A convertible
     preferred shares of beneficial interest, net of costs of
     $1,280....................................................       32,720
   Proceeds from Trustee Share Option Plan, Dividend
     Reinvestment and Share Purchase Plan......................           77           227
   Cash distributions, common shareholders.....................      (42,093)      (36,512)      (23,370)
   Cash distributions, Operating Partnership unit holders......       (5,008)       (4,943)       (3,300)
   Deemed distributions........................................                                     (406)
                                                                     -------       -------       -------

Net cash provided by financing activities......................       76,097         7,013       184,933
                                                                     -------       -------       -------
Net change in cash and cash equivalents........................        3,136        (1,210)       (2,718)

Cash and cash equivalents, at beginning of period..............        5,832         7,042         9,760
                                                                     -------       -------       -------
Cash and cash equivalents, at end of period....................     $  8,968      $  5,832      $  7,042
                                                                     =======       =======       =======











The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Glimcher Realty Trust (the "Company" or "GRT") is a Maryland real estate investment trust ("REIT"). GRT completed its initial public offering (the "IPO") of 15,825,000 common shares of beneficial interest (the "Shares") on January 26, 1994. On February 3, 1994, GRT sold an additional 2,373,750 Shares as a result of the underwriters' exercising the over-allotment option granted to them in connection with the IPO. In connection with the IPO, GRT acquired the business and operations of The Glimcher Company ("TGC") which consisted of owning, leasing, managing, acquiring, and developing enclosed regional malls, (the "Mall Properties") community shopping centers (the "Community Shopping Centers") and single tenant retail properties (the "Single Tenant Retail Properties"). On June 27, 1995, the Company completed a public offering of an additional 3,500,000 Shares.

     In connection with the IPO, TGC and various affiliated entities and individuals contributed the management, development, leasing and construction supervision activities of TGC and their ownership interests in 29 properties (the "Glimcher Properties"), to Glimcher Properties Limited Partnership, a Delaware limited partnership of which the general partner is a wholly owned subsidiary of GRT and the limited partner is GRT (the "Operating Partnership") in exchange for Shares of GRT and limited partnership units of the Operating Partnership. GRT contributed substantially all of the net proceeds of the IPO to the Operating Partnership. The Operating Partnership then acquired, from unrelated third-parties, 46 additional Community Shopping Centers and Single Tenant Retail properties (the "Acquisition Properties") in exchange for $93,413 in cash and the assumption of certain mortgage debt of $76,000.

     The Company concentrates its business on three types of retail properties:
Mall Properties, Community Shopping Centers and Single Tenant Retail Properties (the "Properties"), which are generally strategically located in under-served middle markets where management of the Company has extensive operating experience and in-depth knowledge of market conditions. At December 31, 1996, the Properties consisted of nine Mall Properties, 87 Community Shopping Centers, and 17 Single Tenant Retail Properties located in 24 states primarily throughout the East and the Midwest. One of the Mall Properties is owned by a limited liability company in which the Company is a 33.3% member.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of GRT, its majority owned partnerships and corporations, and the Acquisition Properties for the period January 26, 1994 through December 31, 1996. For the periods prior to the IPO, the financial statements include the combined accounts of 18 partnerships and eight sole proprietorships (which owned a combined total of 29 properties) and the accounts of the management activities of TGC (the "Glimcher Properties"). The Glimcher Properties were contributed to GRT on January 26, 1996. Net income of the Glimcher Properties of $243 for the period January 1 to January 25, 1994 has been classified as income allocated to minority interest in the consolidated statement of operations as it is attributable to the prior owners who have retained a continuing ownership in the assets contributed to the Operating Partnership. The exchange of the Glimcher Properties for interests in GRT and the Operating Partnership was accounted for as a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at historical cost in a manner similar to that in a pooling of interest.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Third Party Investors' Interest

     During January 1994, TGC acquired all third-party interests in Fairfield Commons Limited Partnership for $46,881 in cash and a note payable of $3,300. Under the terms of the agreement, the acquisition was made by the Operating Partnership using funds from the IPO. The acquisition was accounted for under the purchase method of accounting and the excess of the consideration over the carrying value of the partnership interests acquired of approximately $22,000 was recorded as an increase in the carrying value of the Property.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include GRT, the Operating Partnership (89.4% owned by GRT at December 31, 1996 and 1995), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in two corporate ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

     The net assets of TGC transferred to the Operating Partnership are included in the accompanying consolidated financial statements on a historical cost basis. Adjusted net liabilities of TGC, which relate to the management operations contributed to the Operating Partnership, were $2,620 at December 31, 1993. The changes in net assets between periods have been reflected as deemed capital contributions or distributions in the accompanying financial statements.

Revenue Recognition

     Minimum rents are recognized on an accrual basis over the terms of the related leases which approximates a straight-line basis. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are accrued.

     An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $4,463, $2,229 and $3,080 as of December 31, 1996, 1995 and 1994, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates are used to establish common area maintenance, real estate tax and insurance tenant accounts receivable, percentage rents and accounts receivable reserves. The Company bases its estimates on historical sales performance of tenants, changes in Property occupancy, mix of tenants and industry trends of tenant credit risk. Actual results could differ from those estimates.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Cash and Cash Equivalents

     For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The carrying amounts approximate fair value.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

     Accounts payable of $5,617, $2,152 and $3,131 were accrued for real estate improvements and other assets as of December 31, 1996, 1995 and 1994, respectively.

     GRT, through the Operating Partnership, acquired 23 Community Shopping Centers during the year ended December 31, 1996. The purchase price included cash of $54,110 and the assumption of net liabilities of $160,110. GRT, through the Operating Partnership, acquired one Community Shopping Center during the year ended December 31, 1995. The purchase price included cash of $5,601 and the assumption of net liabilities of $153. GRT, through the Operating Partnership, acquired six Community Shopping Centers and one Single Tenant Retail Property during the year ended December 31, 1994. The aggregate purchase prices included cash of $26,601, the issuance of Operating Partnership units at a value of $916 and the assumption of net liabilities and mortgage debt of $18,025.

     Share distributions of $10,524, $10,521 and $8,583, and Operating Partnership distributions of $1,252, $1,252 and $1,217 had been declared but not paid as of December 31, 1996, 1995 and 1994, respectively. Series A convertible preferred share distributions of $268 had been declared but not paid as of December 31, 1996.

     Amounts paid for interest were $30,295, $25,457 and $23,353, in 1996, 1995 and 1994, respectively.

     Amounts paid for state and local income taxes were $572, $810 and $82 in 1996, 1995 and 1994, respectively.

Cash in Escrow

     Cash in escrow consists primarily of cash held for real estate taxes, payments by tenants for early termination of their leases, and property maintenance and expansion or leasehold improvements as required by certain of the loan agreements. Cash in escrow may be released as certain income requirements have been met.

Deferred Expenses

     Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized on a straight-line basis over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $9,232 and $6,939 as of December 31, 1996 and 1995, respectively.

Investment in Real Estate

     Real estate assets are stated at cost. Costs incurred for the acquisition, development, construction and improvement of properties are capitalized, including direct costs incurred by GRT for these activities. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations. The Company adopted SFAS No. 121 in 1996 and the adoption had no effect on the results of operations or financial condition of the Company.

     Depreciation expense is computed using the straight-line method and estimated useful lives for building and improvements of 40 years and equipment and fixtures of five to 10 years.

     Expenditures for improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

Income Taxes

     GRT files as a REIT under Sections 856-860 of the internal revenue code (the "Code"). In order to qualify as a REIT, GRT is required to distribute at least 95.0% of its taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

     The Company's has an equity investment in Glimcher Development Corporation ("GDC"), which is a non-qualified REIT subsidiary under Section 856 (I) of the Code. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation.

Interest Costs

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1996        1995        1994
                                                    ------      ------      ------
     Interest capitalized......................    $ 3,394     $   690     $ 2,139
     Interest expense..........................     28,521      25,439      22,217
     Amortization of interest rate buydown.....        776         776         711
                                                    ------      ------      ------
        Total interest costs...................    $32,691     $26,905     $25,067
                                                    ======      ======      ======

Advertising Costs

     The Company promotes its Properties on behalf of its tenants through various media. The majority of the advertising expenses incurred are recovered from the tenants through lease obligations. Certain advertising expenses are directly related to certain specialty events which generate additional non-tenant revenues to offset such expenses. Net advertising expense (income) was $308, $106 and ($195) for the years ended December 31, 1996, 1995 and 1994, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

     Land costs related to new developments have been reclassified to developments in progress for both the 1996 and 1995 presentations. Developments in progress reflect total project cost until a project's grand opening date, at which time the project cost will be transferred to land and buildings, improvements and equipment.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






3.    MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 1996 AND 1995 CONSIST OF THE FOLLOWING:

                                                                                                       ESTIMATED
                                                   CARRYING AMOUNT OF                      PAYMENT   BALLOON PAYMENT     FINAL
                 DESCRIPTION                     MORTGAGE NOTES PAYABLE    INTEREST RATE    TERMS     AT MATURITY    MATURITY  DATE
------------------------------------------------------------------------------------------------------------------------------------
                                                   1996          1995      1996      1995
                                                   ----          ----      ----      ----
Grand Central Limited Partnership ............   $25,000   $    25,000     6.935%   6.935%    (a)       $25,000     October 1, 2000
Glimcher Holdings Limited Partnership - Loan A    40,000        40,000     6.995%   6.995%    (a)        40,000    February 1, 1999
Glimcher Holdings Limited Partnership - Loan B    40,000        40,000     7.505%   7.505%    (a)        40,000    February 1, 2003
Glimcher Centers Limited Partnership .........    76,000        76,000     7.625%   7.625%    (a)        76,000      August 1, 2000
Morgantown Mall Associates Limited Partnership    50,200        50,200     7.500%   7.500%    (a)        50,200       April 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership     50,000        50,000     7.470%   7.470%    (a)        50,000    October 26, 2002
      Georgesville Square ....................                   1,646              8.000%    (b)
      Meadowview Square ......................                     866                        (c)
      Delaware Community Plaza ...............     8,380                   7.875%             (d)                     April 1, 2016
      RPI Acquisition:
         Applewood Village ...................     3,797                   9.000%             (d)                      June 1, 2010
         Artesian Square .....................     5,340                   8.000%             (a)         5,190         May 1, 2000
         Audubon Village .....................     4,350                   8.750%             (d)         3,813        July 1, 2000
         Aviation Plaza ......................     6,723                   8.000%             (d)         6,561        June 1, 1999
         Barren River Plaza ..................     8,101                   8.750%             (d)         7,592       June 10, 2001
         Crossing Meadows ....................     9,375                   8.000%             (d)         9,096        June 1, 1999
         Crossroads Center ...................     6,590                   8.000%             (a)         6,590        July 1, 2000
         Cumberland Crossing .................     5,137                   8.750%             (d)         4,814       June 10, 2001
         East Pointe Plaza ...................    11,111                   8.750%             (d)        10,679       June 10, 2001
         Lexington Parkway Plaza .............     7,538                   9.125%             (d)         6,941       March 1, 2000
         Logan Place .........................     2,415                   8.000%             (a)         1,948         May 1, 2000
         Marion Towne Center .................     5,740                   7.375%             (d)         5,268        July 1, 2002
         Piedmont Plaza ......................    10,125                   8.000%             (a)         9,850       March 1, 2000
         Roane County Plaza ..................     5,123                   9.125%             (d)         4,722       March 1, 2000
         Southside Plaza .....................     6,547                   8.000%             (d)         6,452    November 5, 1997
         Village Plaza .......................    18,887                   8.000%             (d)        18,402    November 1, 1999
      RPI Bridge Facility ....................    34,372                    (f)            (a)(g)        34,372    October 17, 1997
   Construction Loans:
      Morgantown Commons ($10,500 available) .     9,455         7,867      (e)     (e)       (a)                      June 1, 1998
      Georgesville Square ($16,900 available)     13,515                    (e)            (a)(g)                   October 1, 1999
      Meadowview Square ($9,800 available) ...     7,108                    (e)            (a)(g)                  November 1, 1999
                                                --------      --------

         Total Mortgage Notes Payable ........  $470,929      $291,579
                                                ========      ========


(a)   The loan requires monthly payments of interest only.
(b)   The loan required monthly payments of principal and interest and was prepaid with no penalty on February 2, 1996. (c) The loan required no payments until maturity and was replaced with a construction loan bearing market interest.
(d)   The loan requires monthly payments of principal and interest only.
(e)   The loan bears interest at LIBOR plus 200 basis points (7.625% at December 31, 1996 and 7.938% at
      December 31, 1995, respectively).
(f)   The loan bears interest at LIBOR plus 175 basis points (7.375% at December 31, 1996).
(g)   The loan can be extended for up to one year.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         All mortgage notes payable are collateralized by certain Properties held within the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 1996, are as follows:
1997 - $42,508; 1998 - $11,277; 1999 - $146,711; 2000 - $141,186; 2001 -
$23,794; thereafter - $105,453.

4.       NOTES PAYABLE

         At December 31, 1996, the Company maintained a revolving line of credit (the "Credit Facility") with two banks, as agents, of $175,000 which is due in June 1998. All borrowings under the Credit Facility are unsecured and bear interest at variable rates ranging from LIBOR plus 150 basis points to LIBOR plus 250 basis points. The variable rate is set quarterly based on the Company's leverage ratio of total consolidated liabilities ($614,061 at December 31, 1996) to consolidated tangible net worth ($335,341 at December 31, 1996). Consolidated tangible net worth is defined as the Company's total assets less total liabilities and intangible assets. At December 31, 1996, the Credit Facility interest rate was LIBOR plus 175 basis points (7.250%). In November 1996, the Company entered into a second amendment to the Credit Facility which modified certain of the provisions of the Credit Facility loan agreement as well as provided for additional covenants relating primarily to the Company's development activity and venture investments. During 1996 and 1995, the weighted average interest rate was 7.112% and 7.892%, respectively.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, net operating income requirements on the negative pledge pool, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the properties which are part of the negative pledge pool for the Credit Facility.

         At December 31, 1996, the balance outstanding on the Credit Facility was $103,000. In addition, $450 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 1996, the unused balance of the Credit Facility available to the Company was $71,550.

         In connection with the Credit Facility the Company entered into a rate protection agreement on July 14, 1995, under which the obligor has agreed to reimburse the Company to the extent interest expense increased as a result of an increase in LIBOR above 8.500% per annum, and the Company has agreed to reimburse the obligor to the extent of interest expense decreased as a result of a decrease in LIBOR below 4.500% per annum. Thus, the majority of the Company's variable-rate debt has contractual protection against interest rate fluctuations.

         In February, 1996, GRT entered into a note payable for its three-year directors and officers liability insurance premium of $600 at a fixed rate of 7.575%. The note requires quarterly payments of principal and interest in the amount of $55 with the final payment due November 23, 1998. The balance outstanding was $408 at December 31, 1996. Additionally, in September, 1996, the Company entered into a note payable for its property and general liability insurance premium of $1.4 million at a fixed rate of 5.920%. The note requires monthly payments of principal and interest in the amount of $135 with the final payment due July 1997. The balance outstanding was $910 at December 31, 1996.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       REDEEMABLE PREFERRED STOCK

         On November 27, 1996, the Company sold 34,000 shares of its 40,000 authorized Series A convertible preferred shares (the "Preferred Shares"). Dividends on the Preferred Shares will be paid based upon one of the following two dividend options available to the Company: (a) a floating rate at the 90 day LIBOR, reset quarterly, plus 285 basis points (8.350% at December 31, 1996); or,
(b) a four-year fixed rate which can be set any time during the year after the issuance of Preferred Shares for a development project equal to the five-year U.S. Treasury Security with approximately four years remaining plus 285 basis points (8.980% at December 31, 1996). After four years this fixed rate would be converted to the terms described above in clause (a). The dividend rate on the $34.0 million Preferred Shares is based on the terms described above in clause
(a), however the Company can elect to proceed under the terms described in clause (b) at anytime during the year after the issue date. The dividend payment obligation and the redemption of the Preferred Shares issued is secured by a pledge by the Company of its corresponding preferred equity interests in the Operating Partnership which totals $34.0 million as of December 31, 1996. Beginning in the sixth year after the Preferred Shares are issued, the Preferred Shares are convertible at the option of Nomura to Shares of the Company. The number of conversion Shares is obtained by dividing the liquidation preference (generally, $1, but subject to adjustment based on when the conversion occurs), by the conversion price per Share which is equal to the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which ranges between 70.0% and 90.0%; however, the Company may redeem the Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. Interest rate protection agreements are used to reduce the potential impact of increases and decreases in interest rates on variable rate debt. In 1995, the Company entered into a rate protection agreement on its amended Credit Facility for a term of three years under which the obligor has agreed to reimburse the Company to the extent interest expense increased as a result of an increase in LIBOR above 8.500% per annum, and the Company has agreed to reimburse the obligor to the extent interest expense decreased as a result of a decrease in LIBOR below 4.500% per annum. The Company is exposed to credit loss in the event of non-performance by the obligor. However, the Company does not anticipate non-performance by the obligor.

7.       RENTALS UNDER OPERATING LEASES

         Minimum rents contain straight-line adjustments for rental revenue increases which are recorded in accordance with generally accepted accounting principles. The aggregate rental revenue increases resulting from the straight-line adjustments for the years ended December 31, 1996, 1995 and 1994 were $1,747, $1,686 and $1,255, respectively.

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2025. The minimum future base rentals under non-cancelable operating leases as of December 31, 1996 are as follows:

                  1997.............................  $102,426
                  1998.............................    96,270
                  1999.............................    90,002
                  2000.............................    82,034
                  2001.............................    75,881
                  Thereafter.......................   537,105
                                                    ---------
                                                     $983,718
                                                    =========

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses.

         In 1996, 1995 and 1994, the only tenant that collectively accounted for more than 10.0% of rental income was Kmart which represented approximately 10.9%, 11.3% and 11.1% of rentals, respectively. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

8.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investments in unconsolidated entities consist of preferred stock and non-voting common stock of GDC, a 45.0% interest in Great Plains and a 33.3% interest in Johnson City.

         The Company owns preferred and common stock in GDC entitling it to approximately 95.0% of the net profits of GDC and has the ability to exercise significant influence but not voting control with respect to GDC. The Company is accounting for its investment in GDC using the equity method of accounting.

         The Company accounts for its 45.0% interest in Great Plains and its 33.3% interest in Johnson City under the equity method of accounting and records its share of income or loss in accordance with the terms of the respective agreements.

         The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

         The summary financial information of the Company's unconsolidated entities were accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income from such unconsolidated entities which ranges from 33.3% to 95.0% are presented below:

         BALANCE SHEETS
                                                                                 DECEMBER 31, 1996
         Assets:
             Investment  properties  at cost, net......................              $   80,902
             Cash and cash equivalents.................................                     711
             Tenant accounts receivable................................                     218
             Other assets..............................................                     659
                                                                                     ----------
                                                                                     $   82,490
                                                                                     ==========
         Liabilities and Members' Equity:
             Mortgage note payable.....................................              $   31,000
             Accounts payable due Company..............................                   1,084
             Accounts payable and accrued expenses.....................                   2,475
                                                                                     ----------
                                                                                         34,559
             Members' equity...........................................                  47,931
                                                                                     ----------
                                                                                     $   82,490
                                                                                     ==========
         Operating Partnership's Share of:
             Total assets..............................................              $   45,645
                                                                                     ==========

             Members' equity...........................................              $   40,439
                                                                                     ==========


               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         STATEMENTS OF OPERATIONS                                                    FOR THE YEAR ENDED
                                                                                     DECEMBER 31, 1996
         Total revenues..........................................................       $        994
         Operating expenses......................................................                706
                                                                                        ------------
         Net operating income....................................................                288
         Depreciation and amortization...........................................                 84
         Interest expense........................................................                270
         Gain on sale of outparcel...............................................                286
                                                                                        ------------
                Net Income.......................................................       $        220
                                                                                        ============

         Operating Partnership's share of net income.............................       $         42
                                                                                        ============

         RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN
            UNCONSOLIDATED ENTITIES:
             Members' equity.....................................................       $     40,439
             Additional Company costs............................................                694
                                                                                        ------------
             Investment in unconsolidated entities...............................       $     41,133
                                                                                        ============


9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed Glimcher Development Corporation (GDC), an unconsolidated non-qualified REIT subsidiary which is owned by the Operating Partnership, Herbert Glimcher, David J. Glimcher and Michael P. Glimcher (the "Glimchers"). The Operating Partnership holds 95.0% of the ownership interest; the Glimchers hold 100.0% of the voting interest and 5.0% of the ownership interest. The Company transferred 51 employees in the construction, development, leasing and legal departments to GDC. GDC will provide services for a fee, to the Company, to ventures in which the Company has an ownership interest and to third parties. GDC will allow the REIT to earn non-qualified revenues without jeopardizing its REIT status.

         In 1996, the Company reimbursed TGC and Corporate Flight, Inc., companies in which Herbert Glimcher has an interest, $20 and $59, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane leased by Corporate Flight, Inc. In 1996, the Company purchased a parcel of land from TGC for $215.

         The Company executed during 1995 a lease termination agreement for one of the Mall Properties with a tenant owned by Herbert Glimcher and David J. Glimcher. As part of the lease termination agreement, the Company received equipment in the amount of $250 in consideration for the remaining lease obligation of the tenant in 1995 and 1996.

         In January 1995, the Company purchased a parcel of land for $129 from TGC. Also, during 1995, the Company reimbursed TGC $143 for the use of an airplane leased by TGC in connection with Company related matters. In September 1995, the Company purchased four automobiles from TGC for use at its Mall Properties for $32.

         Effective January 1994, the Company engaged Start Marketing, Inc. ("SMI"), a company wholly owned by Herbert Glimcher, to provide certain services which, if rendered by the Company, may have caused rental income from the Mall Properties to be non-qualified for purposes of maintaining the Company's REIT status. Total income and expenses recognized by SMI as of December 31, 1996, were approximately $224 and $223, respectively, with net income realized of approximately $1. In 1995, total income and expenses recognized were approximately $3,419 and $3,404, respectively, with net income realized of approximately $15. In 1994, total income and expense recognized were approximately $3,133 and $3,117, respectively, with net income realized of approximately $16.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Effective January 1994, the Company engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 1996, 1995 and 1994 were approximately $128, $170 and $141, respectively.

         Prior to March 1994, rental expense under a month-to-month building lease was included as general and administrative expenses in the amount of $55 for 1994. The building was owned by a partnership in which an officer of GRT holds a 25.0% interest.

         Certain of the properties also have tenants in which officers of GRT hold a financial interest. Annual base minimum rents and tenant accounts receivable from these tenants are as follows:

                                                                                    YEAR  ENDED DECEMBER 31,
                                                                                  ---------------------------
                                                                                  1996        1995       1994
                                                                                  ----        ----       ----
                  Minimum rents...................................                $580        $934       $635
                  Tenant accounts receivable......................                  27          60         25


10.      COMMITMENTS

         TGC entered into a new operating lease for office space on September 10, 1993, which was subsequently assigned to the Operating Partnership. The lease had an initial term of ten years commencing on March 21, 1994. Additionally, eight of GRT's properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $2 to $60 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 1996 are as follows:

                                                                                          OFFICE       GROUND
                                                                                           LEASE       LEASES
                                                                                          ------       ------
                  1997..............................................................      $  511       $  218
                  1998..............................................................         520          219
                  1999..............................................................         506          219
                  2000..............................................................         496          222
                  2001..............................................................         518          223
                  Thereafter........................................................       1,259        7,733
                                                                                         -------      -------
                                                                                          $3,810       $8,834
                                                                                         =======      =======


         Total rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 1996, 1995 and 1994 were $618, $457 and $367, respectively. Ground lease expenses for the years ended December 31, 1996, 1995 and 1994 were $336, $223 and $182, respectively.

         In connection with the development of The Great Mall of the Great Plains, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of the greater of 25.0% of the outstanding obligation on the indebtedness less capitalized net operating income calculated in accordance with the agreement.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         In connection with the mortgage note payable for Johnson City, the Operating Partnership provided the lender with an unconditional guarantee for the payment of the lesser of $6,200 or the outstanding balance of the loan plus interest at the default rate which is 200 basis points higher than the interest rate on the loan.

11.      CONTINGENCIES

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

         On January 26, 1996, ACPA Fund II, Ltd., et al. filed a lawsuit against Dennis Landsberg, et al., including as defendants the Glimcher Entities that was pending in the United States District Court for the Southern District of Texas, Houston Division. Venue of the lawsuit was transferred to the United States District Court for the Southern District of New York. The allegations contained in the complaint are similar to the allegations contained in the Ginor lawsuit. The Glimcher Entities filed motions for summary judgment in the Ginor lawsuit which were granted in their entirety on December 16, 1996.

Environmental Matters

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

12.      SHARE OPTION PLANS

         GRT has established the Employee Share Option Plan (the "Employee Plan") and the Trustee Share Option Plan (the "Trustee Plan") for the purpose of attracting and retaining the Company's trustees, executive and other employees. A maximum of 400,000 Shares have been reserved for issuance under the Employee Plan and a maximum of 700,000 Shares have been reserved for issuance under the Trustee Plan.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to options granted under the plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             1996                1995
                                                                             ----                ----
         Net income available to                   As reported               $27,781            $25,713
         common shareholders                       Pro forma                  27,742             25,710

         Net income per Share available            As reported                 $1.27              $1.27
         to common shareholders                    Pro forma                    1.27               1.27



         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 5.82% to 6.90%, expected average lives of five years, dividend rates of $1.9232 and volatility of 14.39%.

         The options exercisable at December 31, 1996, 1995 and 1994 under the Trustee Plan were 90,333, 45,667 and 2,000, respectively. The options exercisable at December 31, 1996 and 1995 under the Employee Plan were 76,333 and 49,333 respectively. There were no options exercisable under the Employee Plan at December 31, 1994.

         A summary of the status of the Company's two option plans at December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                      1994                     1995                      1996
                                                    WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                                    EXERCISE                 EXERCISE                 EXERCISE
                                        OPTIONS       PRICE       OPTIONS      PRICE      OPTIONS       PRICE
                                        -------     --------      -------    ---------    -------     ---------
TRUSTEE PLAN:
Outstanding at beginning of year            -        $    -      $127,000     $20.250      129,000     $20.250
Granted                                 127,000        20.250       2,000      20.250      114,000      17.000
Exercised                                   -             -            -           -        (1,000)     17.000
                                        -------                  --------                  -------
Outstanding at end of year              127,000        20.250     129,000      20.250      242,000      18.732
                                        =======                  ========                  =======

EMPLOYEE PLAN:
Outstanding at beginning of year            -        $    -      $155,650     $20.250      163,000     $20.262
Granted                                 168,200        20.250      15,000      20.375      181,800      17.092
Forfeited                               (12,550)       20.250      (7,650)     20.250      (60,000)     19.221
                                       --------                  --------                 --------
Outstanding at end of year              155,650        20.250     163,000      20.262      284,800      18.457
                                       ========                  ========                  =======

Options exercisable at year-end
under the Trustee Plan                    2,000                    45,667                   90,333

Options exercisable at year-end
under the Employee Plan                     -                      49,333                   76,333

Weighted-average fair value of
options granted during the year        $    -                    $ 0.8945                 $ 0.4781


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The following table summarizes information regarding the options outstanding at December 31, 1996 under the Company's two plans:


                                       OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                    ----------------------------------------------------------     -----------------------------------------
                          NUMBER          WEIGHTED-AVERAGE                              NUMBER
    RANGE OF          OUTSTANDING AT         REMAINING       WEIGHTED-AVERAGE       EXERCISABLE  AT    WEIGHTED-AVERAGE
EXERCISE PRICES     DECEMBER 31, 1996     CONTRACTUAL LIFE     EXERCISE PRICE      DECEMBER 31,1996     EXERCISE PRICE
---------------     -----------------     ----------------   -----------------     ----------------    ----------------
   TRUSTEE PLAN:
$          20.250         127,000                7.1         $    20.250                 85,333           $   20.250
           20.250           2,000                8.3              20.250                  2,000               20.250
           17.000         113,000                9.2              17.000                  3,000               17.000
                          -------                                                       -------
  17.000 - 20.250         242,000                8.1              18.732                 90,333               20.142
                          =======                                                       =======

  EMPLOYEE PLAN:
$          20.250         107,000                7.1         $    20.250                 71,333           $   20.250
           20.375          15,000                8.8              20.375                  5,000               20.375
  16.250 - 20.250         162,800                9.2              17.102                     -                    -
                          -------                                                       -------
  16.250 - 20.375         284,800                8.4              18.457                 76,333               20.258
                          =======                                                       =======


         All of the options granted in 1994 under the Employee Plan and all but 2,000 Shares granted in 1994 under the Trustee Plan will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 2,000 Shares which were granted under the Trustee Plan were exercisable immediately, and remain exercisable through the tenth anniversary of such date.

         All of the options granted in 1995 under the Trustee Plan were exercisable immediately. These options remain exercisable through the tenth anniversary of the grant. All of the options granted in 1995 under the Employee Plan will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.

         All but 20,000 Shares granted in 1996 under the Employee Plan will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 20,000 Shares will be exercisable at the rate of 50.0% per annum over a two-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. All but 4,000 Shares granted under the Trustee Plan in 1996 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 4,000 Shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

13.      EMPLOYEE BENEFIT PLAN - 401(K) PLAN

         In January 1996, the Company established a qualified retirement savings plan under IRC 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company matching will be in the form of GRT Shares. The Company contributed $66 to the plan in 1996.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


14.       DISTRIBUTIONS

         For the years ended December 31, 1996, 1995 and 1994, approximately 31.0%, 38.0% and 54.0%, respectively, of the distributions received by shareholders were considered to be a return of capital for tax purposes. Also, 0.68% of each quarterly distribution declared in 1996 was designated and considered to be long-term capital gain for tax purposes.

15.      EARNINGS PER SHARE

         Primary earnings per Share is computed based upon the weighted average number of Shares outstanding during the periods presented. Assumed exercise of outstanding share options are not materially dilutive for any of the periods presented. The assumed conversion of the Preferred Shares results in an anti-dilutive effect on the per Share amounts and are excluded from the calculation.

         In connection with GRT's IPO, an extraordinary loss of $5,864 was generated relating to the early extinguishment of debt. For purposes of the earnings per Share computation, GRT's share of the loss of $5,136 is approximately $0.34 per Share.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 7.10% to 8.00% per annum at December 31, 1996 and 7.63% to 8.23% per annum at December 31,
1995), the fair value of GRT's mortgage notes payable is estimated at $471,119 and $283,790 at December 31, 1996 and 1995, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and properties owned by GRT.


17.        ACQUISITIONS
                                                                                                     NET
                                                                      AMOUNT                     LIABILITIES
 ACQUISITION                 PROPERTY NAME                         ALLOCATED TO                    AND DEBT
    DATE                      AND LOCATION                        ASSETS ACQUIRED      CASH        ASSUMED
------------------------------------------------------------------------------------------------------------
ACQUISITION - 1995:
Sept. 1995            Twin County Plaza - Galax, VA...............    $  5,754      $  5,601      $    153
                                                                      ========      ========      ========

Acquisitions - 1996:
Jan. 1996             Delaware Community Plaza -
                      Delaware, OH................................    $ 12,368      $  5,167      $  7,201

Oct. 1996             RPI.........................................     201,852        48,943       152,909
                                                                      --------      --------      --------

Total.............................................................    $214,220      $ 54,110      $160,110
                                                                      ========      ========      ========


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



18.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                 FIRST      SECOND     THIRD     FOURTH        1995
                    YEAR ENDED DECEMBER 31, 1995                QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
-------------------------------------------------------------------------------------------------------------------
Total revenues  ..............................................  $25,453    $25,218    $26,060    $27,517   $104,248
Income before minority interest in partnership................    6,200      5,577      8,380      8,850     29,007
Net income applicable to Shares...............................    5,423      4,894      7,481      7,915     25,713
Net income per Share .........................................     0.30       0.26       0.34       0.37       1.27
Distributions declared per Share..............................   0.4675     0.4808     0.4808     0.4808     1.9099
Weighted average number of Shares outstanding
    (in thousands)............................................   18,359     18,514     21,866     21,880     20,169


                                                                  FIRST     SECOND      THIRD     FOURTH       1996
             YEAR ENDED DECEMBER 31, 1996                       QUARTER    QUARTER    QUARTER    QUARTER      TOTAL
-------------------------------------------------------------------------------------------------------------------
Total revenues  ..............................................  $27,248    $27,095    $27,634    $35,701   $117,678
Income before minority interest in partnership................    7,163      7,628      7,508      9,135     31,434
Preferred stock dividends.....................................                                       268        268
Net income available to common shareholders...................    6,412      6,802      6,679      7,888     27,781
Net income per Share available to common shareholders ........     0.29       0.31       0.31       0.36       1.27
Distributions declared per Share..............................   0.4808     0.4808     0.4808     0.4808     1.9232
Weighted average number of Shares outstanding
    (in thousands)............................................   21,886     21,888     21,889     21,889     21,888


               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


19.       PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The accompanying unaudited pro forma consolidated statements of operations for the years ended December 31, 1996 and 1995, are presented as if the acquisition of RPI and Delaware Community Plaza had been made as of January 1, 1996 and January 1, 1995, respectively.

         The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition of RPI and Delaware Community Plaza had been completed as of the beginning of the periods presented, nor are they indicative of the results of operations for future periods.

                                          PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNT)

                                                                                         1996           1995
                                                                                         ----           ----
     Total revenues...............................................................     $135,680       $130,623
                                                                                       --------       --------

     Operating expenses:
         Real estate taxes........................................................       11,426         10,036
         Recoverable operating expenses...........................................       15,393         13,664
                                                                                       --------       --------
                                                                                         26,819         23,700
         Other operating expenses.................................................        3,246          2,244
                                                                                       --------       --------
               Total operating expenses...........................................       30,065         25,944
                                                                                       --------       --------

                 Property net operating income....................................      105,615        104,679
     Depreciation and amortization................................................       26,101         25,461
     General and administrative...................................................        9,683          6,803
     Gain on sales of outparcels..................................................        1,506
     Interest income..............................................................          886          1,042
     Interest expense.............................................................       41,705         42,449
     Income from unconsolidated entities..........................................           42
     Minority interest in partnership.............................................        3,526          3,458
                                                                                       --------      ---------
     Net income...................................................................       27,034         27,550
     Preferred stock dividends....................................................          268
                                                                                       --------      ---------
                 Net income available to common shareholders......................     $ 26,766      $  27,550
                                                                                       ========      =========

              Earnings per common share of beneficial interest....................     $   1.22      $    1.37
                                                                                       ========      =========

                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT        GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES
Ashland Town Center -
  Ashland,
KY...............................                (g)             $3,866        $21,454       $5,108     $4,144   $26,562   $30,706

Grand Central Mall -
  Parkersburg, WV................               $25,000           3,960         41,136        8,085      3,960    49,221    53,181

Indian Mound Mall -
  Heath, OH......................                (f)                892         19,497        3,560        587    23,057    23,644

Morgantown Mall -
  Morgantown, WV.................                (i)              1,273         40,484        2,289      1,249    42,773    44,022

New Towne Mall -
  New Philadelphia, OH...........                (f)              1,190         23,475        7,529      1,248    31,004    32,252

River Valley Mall -
  Lancaster, OH..................                (g)                875         26,910       11,397      1,002    38,307    39,309

Southside Mall - Oneonta, NY.....                (g)              1,194         10,643          107      1,194    10,750    11,944

The Mall at Fairfield Commons -
  Beavercreek, OH................                (f)              5,438        102,914        4,521      5,438   107,435   112,873

COMMUNITY SHOPPING CENTERS AND SINGLE TENANT RETAIL PROPERTIES

Applewood Village - Fremont, OH                   3,797             410          3,676                     410     3,676     4,086

Arnold Plaza -  Arnold, MO.......                (g)                527          4,965           43        527     5,008     5,535

Artesian Square - Martinsville, IN                5,340             760          6,791                     760     6,791     7,551

Ashland Plaza - Ashland, KY......                (g)                312          1,633          457        312     2,090     2,402

Audubon Village -
   Henderson, KY.................                4,350              606          5,453                     606     5,453     6,059

Aviation Plaza - Oshkosh, WI.......              6,723              914          8,227                     914     8,227     9,141


                                                                DATE
                                                             CONSTRUCTION
DESCRIPTION AND LOCATION                   ACCUMULATED           WAS                DATE
   OF PROPERTY                            DEPRECIATION        COMPLETED            ACQUIRED
-------------------------------------------------------------------------------------------
MALL PROPERTIES
Ashland Town Center -
  Ashland,
KY...............................             $5,613            1989

Grand Central Mall -
  Parkersburg, WV................              4,521                             1993

Indian Mound Mall -
  Heath, OH......................              7,703            1986

Morgantown Mall -
  Morgantown, WV.................              8,912            1990

New Towne Mall -
  New Philadelphia, OH...........              8,214            1988

River Valley Mall -
  Lancaster, OH..................              9,882            1987

Southside Mall - Oneonta, NY.....                793                             1994

The Mall at Fairfield Commons -
  Beavercreek, OH................             10,738            1993

COMMUNITY SHOPPING CENTERS AND SINGLE TENANT RETAIL PROPERTIES

Applewood Village - Fremont, OH                   15                             1996

Arnold Plaza -  Arnold, MO.......                352                             1994

Artesian Square - Martinsville, IN                28                             1996

Ashland Plaza - Ashland, KY......                928            1968

Audubon Village -
   Henderson, KY.................                 23                             1996

Aviation Plaza - Oshkosh, WI.......               34                             1996





                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT        GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION   CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------  ---------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Ayden Plaza - Ayden, NC...........                (g)             $ 138        $ 1,243                  $  138   $ 1,243   $ 1,381

Barren River Plaza - Glasgow, KY                 $8,101           1,215         10,932                   1,215    10,932    12,147

Bollweevil Shopping Center -
  Enterprise, AL..................                (g)               215          1,916          $ 3        215     1,919     2,134

Buckhannon - Tennerton, WV........                (g)               269          2,464                     269     2,464     2,733

Cambridge Plaza -
  Cambridge, OH...................                (g)               195            691          344        195     1,035     1,230

Canal Place Plaza -
  Rome, NY........................                (h)               420          6,264          119        420     6,383     6,803

Chatham - Chatham, NY.............                                  227          2,042                     227     2,042     2,269

Chillicothe Plaza -
  Chillicothe,OH..................                (g)                78            410          161         78       571       649

Clarksville Plaza -
  Clarksville, IN.................                (f)               127            621          466        127     1,087     1,214

College Plaza - Bluefield, VA                     (j)             1,072          9,650                   1,072     9,650    10,722

Corry Plaza - Corry, PA...........                (g)               265          2,472           81        265     2,553     2,818

Cross Creek Plaza -
   Beaufort, SC...................                (j)             1,317         11,854                   1,317    11,854    13,171

Crossing Meadows -
   Onalaska, WI...................                9,375           1,334         12,006                   1,334    12,006    13,340

Crossroads Center -
  Knoxville, TN...................                6,590             883          7,944                     883     7,944     8,827






                                                                DATE
                                                             CONSTRUCTION
DESCRIPTION AND LOCATION                   ACCUMULATED           WAS                DATE
   OF PROPERTY                            DEPRECIATION        COMPLETED            ACQUIRED
-------------------------------------------------------------------------------------------

Ayden Plaza - Ayden, NC...........               $91                                1994

Barren River Plaza - Glasgow, KY                  46                                1996

Bollweevil Shopping Center -
  Enterprise, AL..................               140                                1994

Buckhannon - Tennerton, WV........               178                                1994

Cambridge Plaza -
  Cambridge, OH...................               610            1965

Canal Place Plaza -
  Rome, NY........................               404            1994

Chatham - Chatham, NY.............               128                                1994

Chillicothe Plaza -
  Chillicothe,OH..................               177            1964

Clarksville Plaza -
  Clarksville, IN.................               246            1968

College Plaza - Bluefield, VA                     40                                1996

Corry Plaza - Corry, PA...........               185                                1994

Cross Creek Plaza -
   Beaufort, SC...................                49                                1996

Crossing Meadows -
   Onalaska, WI...................                50                                1996

Crossroads Center -
  Knoxville, TN...................                33                                1996




                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

X                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT        GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Cumberland Crossing -
   Jacksboro, TN.................                $5,137            $729         $6,562                   $729    $6,562    $ 7,291

Cypress Bay Village
   Morehead City, NC.............                  (j)            1,121         10,089                  1,121    10,089     11,210

Dallas Plaza -
 Balch Springs, TX...............                  (g)              262          2,326                    262     2,326      2,588

Daytona Plaza -
  Daytona Beach, FL..............                  (g)              420          3,807          $45       420     3,852      4,272

Delaware Community Plaza -
   Delaware, OH..................                 8,380           1,250         11,118                  1,250    11,118     12,368

East Point Plaza -
   Columbia, SC..................                11,111           1,255         11,294                  1,255    11,294     12,549

East Pointe Plaza -
  Marysville, OH.................                  (f)              453          4,112        3,401       427     7,513      7,940

Franklin Square -
   Spartanburg, SC..............                   (j)              977          8,789                    977     8,789      9,766

Georgesville Square Phase I -
  Columbus, OH..................                 13,515                                       7,806     1,623     7,806      9,429



                                                               DATE
                                                            CONSTRUCTION
DESCRIPTION AND LOCATION                   ACCUMULATED           WAS                DATE
   OF PROPERTY                            DEPRECIATION        COMPLETED            ACQUIRED
------------------------------------------------------------------------------------------

Cumberland Crossing -
   Jacksboro, TN.................               $27                                1996

Cypress Bay Village
   Morehead City, NC.............                42                                1996

Dallas Plaza -
 Balch Springs, TX...............               169                                1994

Daytona Plaza -
  Daytona Beach, FL..............               285                                1994

Delaware Community Plaza -
   Delaware, OH..................               258                                1996

East Point Plaza -
   Columbia, SC..................                47                                1996

East Pointe Plaza -
  Marysville, OH.................               808                                1992

Franklin Square -
   Spartanburg, SC..............                 37                                1996

Georgesville Square Phase I -
  Columbus, OH..................                 16          1996




                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                        BUIDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
------------------------------------------------------------------------------------------------------------------------------------

Grand Union Plaza -
  South Glens Falls, NY..........                                  $507        $4,566                    $507   $ 4,566   $ 5,073

Gratiot Center - Saginaw, MI.....                   (h)           1,196         10,778          $12      1,196    10,790   11,986

Hills Plaza East - Erie, PA......                   (g)             241          2,240            9        241     2,249    2,490

Hocking Valley Mall -
  Lancaster, OH..................                   (g)             606          5,550           73        606     5,623    6,229

Horizon Park - Longmont, CO......                   (g)             219          1,908                     219     1,908    2,127

Hunter's Ridge Shopping
  Center - Gahanna,OH............                   (h)             850          7,713           11        850     7,724    8,574

Huntington Plaza -
  Huntington, WV.................                                   175            525           29        175       554      729

Indian Mound Plaza -
  Heath, OH......................                                    22            384           39         22       423      445

Kmart - Alliance, NE.............                   (g)             175          1,567            6        175     1,573    1,748

Kmart - Bloomington IN...........                   (g)             298          2,689                     298     2,689    2,987

Kmart - Clifton Heights, PA......                   (g)             277          2,491                     277     2,491    2,768

Kmart - Fairhaven, MA............                   (g)             221          1,995                     221     1,995    2,216

Kmart - Feasterville, PA.........                   (g)             244          2,204                     244     2,204    2,448

Kmart - Langhorne, PA............                   (g)             314          2,936                     314     2,936    3,250

Kmart - Leechburg, PA............                   (g)             261          2,338           12        261     2,350    2,611

Kmart - Norfolk, VA..............                   (g)             188          1,662                     188     1,662    1,850


                                                               DATE
                                                            CONSTRUCTION
DESCRIPTION AND LOCATION                  ACCUMULATED           WAS                DATE
   OF PROPERTY                           DEPRECIATION        COMPLETED            ACQUIRED
------------------------------------------------------------------------------------------

Grand Union Plaza -
  South Glens Falls, NY..........              $295                                1994

Gratiot Center - Saginaw, MI.....               696                                1994

Hills Plaza East - Erie, PA......               160                                1994

Hocking Valley Mall -
  Lancaster, OH..................               405                                1994

Horizon Park - Longmont, CO......               134                                1994

Hunter's Ridge Shopping
  Center - Gahanna, OH...........               441                                1994

Huntington Plaza -
  Huntington, WV.................               172            1966

Indian Mound Plaza -
  Heath, OH......................                86                                1988

Kmart - Alliance, NE.............               114                                1994

Kmart - Bloomington IN...........               193                                1994

Kmart - Clifton Heights, PA......               181                                1994

Kmart - Fairhaven, MA............               144                                1994

Kmart - Feasterville, PA.........               160                                1994

Kmart - Langhorne, PA............               211                                1994

Kmart - Leechburg, PA............               170                                1994

Kmart - Norfolk, VA..............               121                                1994



                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Kmart - Seekonk, MA...........                    (g)              $244         $2,182                    $244    $2,182    $2,426

Kmart Shopping Center -
   Puyallup, WA...............                    (g)               426          3,870                     426     3,870     4,296

Kmart - Yakima, WA............                    (g)               256          2,305                     256     2,305     2,561

Knox Village Square -
   Mount Vernon, OH...........                    (g)               865          8,479          $89        865     8,568     9,433

Lexington Parkway Plaza -
  Lexington, NC...............                   $7,538           1,003          9,029                   1,003     9,029    10,032

Liberty Plaza - Morristown,TN.                    (g)               369          3,312                     369     3,312     3,681

Linden Corners - Buffalo, NY..                    (g)               414          3,726                     414     3,726     4,140

Logan Place - Russellville, KY                    2,415             367          3,307                     367     3,307     3,674

Lowe's - Altoona, PA..........                    (h)             1,452          4,877            1      1,452     4,878     6,330

Lowe's -  Columbus, OH........                    (h)             1,330          4,569                   1,330     4,569     5,899

Lowe's -  Marion, OH..........                    (g)               626          2,454                     626     2,454     3,080

Lowe's - Wooster, OH..........                    (g)               500          2,515            4        520     2,519     3,039

Loyal Plaza - Loyalsock, PA...                    (g)             1,718         15,513            6      1,718    15,519    17,237

Marion  Towne Center -
   Marion, SC.................                    5,740            754           6,787                     754     6,787     7,541

Middletown Plaza -
  Middletown, OH..............                                     127           1,159           34        127     1,193     1,320

Mill Run - Columbus, OH.......                    (h)            2,711           6,935           74      2,711     7,009     9,720

                                                              DATE
                                                           CONSTRUCTION
DESCRIPTION AND LOCATION                     ACCUMULATED       WAS             DATE
   OF PROPERTY                               DEPRECIATION   COMPLETED         ACQUIRED
---------------------------------------------------------------------------------------

Kmart - Seekonk, MA...........                    $159                          1994

Kmart Shopping Center -
   Puyallup, WA...............                     281                          1994

Kmart - Yakima, WA............                     168                          1994

Knox Village Square -
   Mount Vernon, OH...........                     884         1992

Lexington Parkway Plaza -
  Lexington, NC...............                      38                           1996

Liberty Plaza - Morristown,TN.                     241                           1994

Linden Corners - Buffalo, NY..                     271                           1994

Logan Place - Russellville, KY                      14                           1996

Lowe's - Altoona, PA..........                     253         1994

Lowe's -  Columbus, OH........                     229         1994

Lowe's -  Marion, OH..........                     213         1993

Lowe's - Wooster, OH..........                     218         1993

Loyal Plaza - Loyalsock, PA...                   1,150                           1994

Marion  Towne Center -
   Marion, SC.................                      28                           1996

Middletown Plaza -
  Middletown, OH..............                     129                           1972

Mill Run - Columbus, OH.......                     330        1995


                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Monroe Shopping Center -
  Madisonville, TN.....................            (g)            $375          $3,522                    $375    $3,522    $3,897

Morgantown Commons -
  Morgantown, WV.......................            (i)             175           7,549         $120        358     7,669     8,027

Morgantown Commons
  Expansion - Morgantown, WV ..........          $9,455                                      10,698               10,698    10,698

Morgantown Plaza -
  Star City, WV........................            (f)             305           1,137          673        305     1,810     2,115

Morningside Plaza -
  Dade City, FL........................            (g)             487           4,300           63        487     4,363     4,850

Mount Vernon Plaza -
  Mount Vernon, OH.....................                             58             431          340         58       771       829

New Boston Mall -
  Portsmouth, OH.......................            (g)             537           4,906            6        537     4,912     5,449

Newberry Square Shopping
  Center - Newberry, SC................            (h)             594           5,355            1        594     5,356     5,950

Newport Plaza II -
  Newport, KY..........................            (g)             462           4,176                     462     4,176     4,638

North Horner - Sanford, NC.............            (g)             206           1,875                     206     1,875     2,081

Northtowne Square -
  Chattanooga,TN.......................            (g)             390           3,516           16        390     3,532     3,922

Ohio River Plaza -
  Gallipolis, OH.......................            (f)             502           6,373           29        461     6,402     6,863


                                                             DATE
                                                          CONSTRUCTION
DESCRIPTION AND LOCATION                    ACCUMULATED       WAS             DATE
   OF PROPERTY                              DEPRECIATION   COMPLETED         ACQUIRED
--------------------------------------------------------------------------------------

Monroe Shopping Center -
  Madisonville, TN.....................         $252                            1994

Morgantown Commons -
  Morgantown, WV.......................        1,335         1991

Morgantown Commons
  Expansion - Morgantown, WV ..........                      1996

Morgantown Plaza -
  Star City, WV........................           688        1967

Morningside Plaza -
  Dade City, FL........................           321                           1994

Mount Vernon Plaza -
  Mount Vernon, OH.....................           526        1963

New Boston Mall -
  Portsmouth, OH.......................           368                           1994

Newberry Square Shopping
  Center - Newberry, SC................           303                           1994

Newport Plaza II -
  Newport, KY..........................           304                           1994

North Horner - Sanford, NC.............           136                           1994

Northtowne Square -
  Chattanooga,TN.......................           257                           1994

Ohio River Plaza -
  Gallipolis, OH.......................         1,145        1989



                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                               BUILDINGS                       BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Pea Ridge - Huntington, WV.............           (g)             $687          $6,160          $49       $687    $6,209    $6,896

Perdido Point Plaza -
   Pensacola, FL.......................           (g)              329           2,957                     329     2,957     3,286

Piedmont Plaza -
   Greenwood, SC                                $10,125          1,070           9,632                   1,070     9,632    10,702

Plaza Vista Mall -
  Sierra Vista, AZ.....................           (f)            1,531           6,436        3,734      1,396    10,170    11,566

Prestonsburg Village Center -
  Prestonsburg, KY.....................           (h)              663           6,002                     663     6,002     6,665

Rend Lake Shopping Center  -
  Benton, IL...........................           (g)              462           4,175                     462     4,175     4,637

Rhea County Shopping Center  -
  Dayton, TN...........................           (g)              395           3,524                     395     3,524     3,919

River Edge Plaza -
  Sevierville, TN......................           (g)              553           5,054                     553     5,054     5,607

River Valley Plaza -
  Lancaster, OH........................           (g)              320           5,035          180        304     5,215     5,519

Roane County Plaza -
   Rockwood, TN........................          5,123             630           5,669                     630     5,669     6,299

Scott Town Plaza -
  Bloomsburg, PA.......................           (g)              188           1,730            1       188      1,731     1,919


                                                          DATE
                                                       CONSTRUCTION
DESCRIPTION AND LOCATION                 ACCUMULATED       WAS             DATE
   OF PROPERTY                           DEPRECIATION   COMPLETED         ACQUIRED
-----------------------------------------------------------------------------------


Pea Ridge - Huntington, WV.............        $450                          1994

Perdido Point Plaza -
   Pensacola, FL.......................         216                          1994

Piedmont Plaza -
   Greenwood, SC                                 40                          1996

Plaza Vista Mall -
  Sierra Vista, AZ.....................       1,586       1988

Prestonsburg Village Center -
  Prestonsburg, KY.....................         337                          1994

Rend Lake Shopping Center  -
  Benton, IL...........................         309                          1994

Rhea County Shopping Center  -
  Dayton, TN...........................         256                          1994

River Edge Plaza -
  Sevierville, TN......................         365                          1994

River Valley Plaza -
  Lancaster, OH........................         975       1988

Roane County Plaza -
   Rockwood, TN........................          24                          1996

Scott Town Plaza -
  Bloomsburg, PA.......................         134                          1994




                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                              BUILDINGS                        BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Shady Springs Plaza -
  Beaver, WV...........................           (g)             $455          $4,094          $84       $455    $4,178     $4,633

Sidney Shopping Center -
  Sidney, NY...........................                            518           4,656                     518     4,656      5,174

Southside Plaza - Sanford, NC..........         $6,547             960           8,644                     960     8,644      9,604

Springfield Commons West -
  Springfield, OH......................           (h)              859           8,707                     859     8,707      9,566

Steamboat Bend -
  Hannibal, MO.........................           (f)              100           1,649          402        100     2,051      2,151

Stewart Plaza -
 Mansfield, OH.........................                            563           1,867          140        264     2,007      2,271

Sunbury Plaza - Sunbury, PA............           (g)              448           4,074                     448     4,074      4,522

Sycamore Square -
   Ashland City, TN....................           (j)              334           3,010                     334     3,010      3,344

Target Plaza - Heath, OH...............                            171              17                     171        17        188

Torresdale Plaza -
  Philadelphia, PA.....................           (g)              476           4,282                     476     4,282      4,758

Twin County Plaza -
  Galax, VA............................                            575           5,199            6        575     5,205      5,780

Village Plaza - Augusta, GA............         18,887           2,194          19,747                   2,194    19,747     21,941

Village Plaza - Manhattan, KS..........                            100           1,481          269        100     1,750      1,850

Village Square - Kutztown, PA..........           (g)              225           2,013           36        225     2,049      2,274

Vincennes  - Vincinnes,  IN............           (g)              208           1,875                     208     1,875      2,083


                                                             DATE
                                                          CONSTRUCTION
DESCRIPTION AND LOCATION                    ACCUMULATED       WAS             DATE
   OF PROPERTY                              DEPRECIATION   COMPLETED         ACQUIRED
--------------------------------------------------------------------------------------

Shady Springs Plaza -
  Beaver, WV...........................           $298                           1994

Sidney Shopping Center -
  Sidney, NY...........................            291                           1994

Southside Plaza - Sanford, NC..........             36                           1996

Springfield Commons West -
  Springfield, OH......................            398       1995

Steamboat Bend -
  Hannibal, MO.........................            359                           1988

Stewart Plaza -
 Mansfield, OH.........................            834       1979

Sunbury Plaza - Sunbury, PA............            297                           1994

Sycamore Square -
   Ashland City, TN....................             12                           1996

Target Plaza - Heath, OH...............              1       1995

Torresdale Plaza -
  Philadelphia, PA.....................            312                           1994

Twin County Plaza -
  Galax, VA............................            174                           1995

Village Plaza - Augusta, GA............             82                           1996

Village Plaza - Manhattan, KS..........            360                           1988

Village Square - Kutztown, PA..........            147                           1994

Vincennes  - Vincinnes,  IN............            137                           1994



                                                                          GLIMCHER REALTY TRUST

                                                          SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                         AS OF DECEMBER 31, 1996
                                                                          (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED
                                                                                        SUBSEQUENT         GROSS AMOUNTS AT WHICH
                                                                   INITIAL COST        TO ACQUISITION    CARRIED AT CLOSE OF PERIOD
                                                              ---------------------  -----------------   --------------------------
                                                                              BUILDINGS                        BUILDINGS
                                                                                  AND                             AND
DESCRIPTION AND LOCATION                                                     IMPROVEMENTS                     IMPROVEMENTS  TOTAL
   OF PROPERTY                                ENCUMBRANCES (d)     LAND          (a)      IMPROVEMENTS   LAND     (e)       (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------

Walgreens - Louisville, KY.............           (g)             $128          $1,141          $27        $128    $1,168    $1,296

Walgreens - New Albany, IN.............           (g)              123           1,093           28         123     1,121     1,244

Wal-Mart Plaza -
  Springfield, OH......................           (h)              875           7,952                      875     7,952     8,827

Walnut Cove  -
  Walnut Cove, NC......................           (g)              209           1,855                      209     1,855     2,064

Walterboro Plaza -
   Walterboro, SC......................           (j)              629           5,660                      629     5,660     6,289

Westpark Plaza -
  Carbondale, IL.......................           (g)              432           3,881                      432     3,881     4,313

PARTNERSHIPS

Glimcher Properties Limited
  Partnership .........................                                          1,780        1,057                 2,837     2,837
                                                                ------         -------       ------      ------   -------   -------
                                                                76,896         772,616       73,884      78,339   846,500   924,839
                                                                ------         -------       ------      ------   -------   -------
DEVELOPMENTS IN PROGRESS

Georgesville Square
Phase II -
  Columbus, OH.........................        $13,515                                        5,279       4,628     5,279     9,907

Meadowview Square -
  Kent, OH.............................          7,108                                        8,185       2,114     8,185    10,299

Other Developments.....................                                                       3,983         110     3,983     4,093
                                                                ------         -------      -------      ------  --------  --------
                                                                                             17,447       6,852    17,447    24,299
                                                                                            -------      ------  --------  --------
TOTAL..................................                        $76,896        $772,616      $91,331      85,191  $863,947  $949,138
                                                               =======        ========      =======      ======  ========  ========

                                                            DATE
                                                         CONSTRUCTION
DESCRIPTION AND LOCATION                   ACCUMULATED       WAS          DATE
   OF PROPERTY                            DEPRECIATION    COMPLETED     ACQUIRED
--------------------------------------------------------------------------------

Walgreens - Louisville, KY.............          $83                        1994

Walgreens - New Albany, IN.............           80                        1994

Wal-Mart Plaza -
  Springfield, OH......................          234        1995

Walnut Cove  -
  Walnut Cove, NC......................          135                        1994

Walterboro Plaza -
   Walterboro, SC......................           24                        1996

Westpark Plaza -
  Carbondale, IL.......................          283                        1994

PARTNERSHIPS

Glimcher Properties Limited
  Partnership .........................        1,406
                                             -------
                                              86,421
                                             -------
DEVELOPMENTS IN PROGRESS

Georgesville Square
Phase II -
  Columbus, OH.........................

Meadowview Square -
  Kent, OH.............................

Other Developments.....................
                                             -------

                                             -------
TOTAL..................................      $86,421
                                             =======


                             GLIMCHER REALTY TRUST

                             NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 1996 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 1996.

         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $939,244.

         (c)                RECONCILIATION OF REAL ESTATE

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                            1996            1995            1994
                                            ----            ----            ----
Balance at beginning of year ........     $ 696,898      $ 644,379     $ 351,205
  Additions:
      Improvements ..................        41,841         46,765        99,697
      Acquisitions ..................       214,220          5,754       193,477
Deductions ..........................        (3,821)
                                          ---------      ---------     ---------
Balance at close of year ............     $ 949,138      $ 696,898     $ 644,379
                                          =========      =========     =========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                            YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                         1996        1995        1994
                                         ----        ----        ----
Balance at beginning of year ........  $ 66,699    $ 48,966   $ 33,496
  Depreciation expense ..............    20,124      17,733     15,470
  Deductions ........................      (402)
                                       --------    --------   --------
Balance at close of year ............  $ 86,421    $ 66,699   $ 48,966
                                       ========    ========   ========

     (d) See description of debt in notes 3 and 4 of Notes to Consolidated Financial Statements.

     (e)  Depreciation is computed based upon the following estimated lives:
               Buildings and improvement ....................  40 years
               Equipment and fixtures .......................5-10 years

     (f) Properties are unencumbered but constitute a negative pledge pool for the Credit Facility with a consortium of banks of up to $175,000.

     (g)  Properties cross-collateralize the following loans:
               Glimcher Holdings Limited Partnership  Loan A .........$40,000
               Glimcher Holdings Limited Partnership  Loan B .........$40,000
               Glimcher Centers Limited Partnership ..................$76,000

     (h)  Properties cross-collateralize the following loan:

               Glimcher Properties Limited Partnership .............. $50,000

     (i)  Properties cross-collateralize the following loan:

               Morgantown Mall Associates Limited Partnership ........$50,200

     (j)  Properties cross-collateralize a bridge facility for $34,372.