Form 10-Q
period 1997-03-31
GLIMCHER REALTY TRUST
filed 1997-05-05
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of April 25, 1997, there were 21,902,427 Common Shares of Beneficial Interest outstanding, par value $.01 per share.


                                  1 of 19 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX
                                      -----



PART I:  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996                              3

         Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996            4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996            5

         Notes to Consolidated Financial Statements                                                          7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         11

PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             18

     Item 2.  Changes in Securities                                                                         18

     Item 3.  Defaults Upon Senior Securities                                                               18

     Item 4.  Submission of Matters to a Vote of Security Holders                                           18

     Item 5.  Other Information                                                                             18

     Item 6.  Exhibits and Reports on Form 8-K                                                              18

SIGNATURES                                                                                                  19



                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                   as of March 31, 1997 and December 31, 1996
                (dollars in thousands, except par value amounts)


                                               ASSETS

                                                                             (Unaudited)
                                                                           March 31, 1997   December 31, 1996
                                                                           --------------   -----------------
Investment in real estate:
  Land ...................................................................     $  78,701      $  78,339
  Buildings, improvements and equipment ..................................       851,376        846,500
  Developments in progress:
         Land ............................................................         6,706          6,852
         Developments ....................................................        12,479         17,447
                                                                               ---------      ---------
                                                                                 949,262        949,138
  Less accumulated depreciation ..........................................        88,690         86,421
                                                                               ---------      ---------
         Net investment in real estate ...................................       860,572        862,717

Cash and cash equivalents ................................................         6,300          8,968
Cash in escrow ...........................................................         4,546          5,008
Investment in and advances to unconsolidated entities ....................        45,324         41,351
Tenant accounts receivable, net ..........................................        23,294         21,068
Deferred expenses, net ...................................................         8,129          8,644
Prepaid and other assets .................................................         1,623          1,646
                                                                               ---------      ---------
                                                                               $ 949,788      $ 949,402
                                                                               =========      =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ...................................................     $ 473,620      $ 470,929
Notes payable ............................................................       110,285        104,318
Accounts payable and accrued expenses ....................................        23,490         26,770
Distributions payable ....................................................        11,776         12,044
                                                                               ---------      ---------
                                                                                 619,171        614,061
Commitments and contingencies

Minority interest in partnership .........................................        31,715         32,130

Redeemable preferred stock:
      Series A convertible preferred shares of beneficial interest, 40,000 shares authorized, 34,000 shares issued and outstanding as of
      March 31, 1997 and December 31, 1996 ...............................        34,000         34,000

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,888,931 shares issued and outstanding as of
     March 31, 1997 and December 31, 1996 ................................           219            219
  Additional paid-in capital .............................................       316,673        316,673
  Distributions in excess of accumulated earnings ........................       (51,990)       (47,681)
                                                                               ---------      ---------
                                                                               $ 949,788      $ 949,402
                                                                               =========      =========

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)
           (dollars in thousands, except shares and per share amounts)


                                                                             1997               1996
                                                                             ----               ----

Revenues:
     Minimum rents ................................................          $26,904           $20,433
     Percentage rents .............................................            1,016               867
     Tenant recoveries ............................................            5,762             5,569
     Other ........................................................              708               379
                                                                          ----------        ----------
        Total revenues ............................................           34,390            27,248
                                                                          ----------        ----------
Operating expenses:
     Real estate taxes ............................................            2,563             2,431
     Recoverable operating expenses ...............................            3,609             3,558
     Other operating expenses .....................................              789               664
                                                                          ----------        ----------
        Total operating expenses ..................................            6,961             6,653
                                                                          ----------        ----------

        Property net operating income .............................           27,429            20,595

Depreciation and amortization .....................................            6,816             5,274
General and administrative ........................................            2,163             1,898
Interest income ...................................................              109               113
Interest expense ..................................................           10,267             6,373
Equity in income (loss) of unconsolidated entities ................             (523)
Minority interest in operating partnership ........................              837               751
                                                                          ----------        ----------
Net income ........................................................            6,932             6,412
Preferred stock dividends .........................................              715
                                                                          ----------        ----------
     Net income available to common shareholders ..................           $6,217            $6,412
                                                                          ==========        ==========
Earnings per share available to common shareholders ...............            $0.28             $0.29
                                                                          ==========        ==========
Cash distributions declared per common share of beneficial interest          $0.4808           $0.4808
                                                                          ==========        ==========
Weighted average number of  common shares of beneficial interest
     outstanding ..................................................       21,888,931        21,886,428
                                                                          ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)
                             (dollars in thousands)


                                                                               1997          1996
                                                                               ----          ----
Cash flows from operating activities:
     Net income .......................................................       $6,932        $6,412
           Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts .........................          629           506
              Depreciation and amortization ...........................        6,816         5,274
              Other non-cash expenses .................................          194           234
              Equity in income/loss of unconsolidated entities ........          523
              Minority interest in operating partnership ..............          837           751
           Net changes in operating assets and liabilities:
              Tenant accounts receivable, net .........................       (2,637)         (636)
              Prepaid and other assets ................................           23            73
              Accounts payable and accrued expenses ...................       (3,453)       (3,118)
                                                                              ------        ------
         Net cash provided by operating activities ....................        9,864         9,496
                                                                              ------        ------
Cash flows from investing activities:
              Additions to investment in real estate ..................       (4,009)      (17,034)
              Acquisition of properties ...............................                     (5,167)
              Investment in unconsolidated entities ...................       (4,714)
              Withdrawals from cash in escrow .........................          551           923
              Additions to deferred expenses ..........................         (257)          (99)
                                                                              ------        ------
         Net cash used in investing activities ........................       (8,429)      (21,377)
                                                                              ------        ------
Cash flows from financing activities:
              Proceeds from (payments to) revolving line of credit, net        6,400        23,600
              Proceeds from issuance of mortgage and notes payable ....        3,068         2,407
              Principal payments on mortgage and notes payable ........         (810)       (2,566)
              Proceeds from issuance of shares ........................                         60
              Cash distributions ......................................      (12,761)      (11,773)
                                                                              ------        ------
         Net cash (used in) provided by financing activities ..........       (4,103)       11,728
                                                                              ------        ------
Net change in cash and cash equivalents ...............................       (2,668)         (153)

Cash and cash equivalents, at beginning of period .....................        8,968         5,832
                                                                              ------        ------
Cash and cash equivalents, at end of period ...........................       $6,300        $5,679
                                                                              ======        ======

      The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share amounts)


1.        BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership")(89.4% owned by GRT as of March 31, 1997 and December 31, 1996), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are wholly-owned, directly or indirectly by GRT. The Operating Partnership has an investment in two corporate ventures and one other corporation which are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Glimcher Realty Trust's Form 10-K for year ended December 31, 1996.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $4,439 and $1,122 for real estate improvements as of March 31, 1997 and March 31, 1996, respectively.

         The Company, through the Operating Partnership, acquired one community shopping center during the three months ended March 31, 1996. The purchase price of $12,553 included $5,167 in cash and the assumption of net liabilities and mortgage debt of $7,386.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investments in unconsolidated entities consist of preferred stock and non-voting common stock of Glimcher Development Corporation ("GDC"), a 45.0% interest in Great Plains Metro Mall L.L.C. ("Great Plains") and a 33.3% interest in Johnson City Venture L.L.C.

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

           (dollars in thousands, except share and per share amounts)


         The summary financial information of the Company's unconsolidated entities accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income from such unconsolidated entities which ranges from 33.3% to 95.0% are presented below:



BALANCE SHEETS
                                                   For three months ended
                                                       March 31, 1997         December 31, 1996
                                                       --------------         -----------------
Assets:
    Investment properties at cost, net .............        $80,654               $80,902
    Cash and cash equivalents ......................            727                   711
    Tenant accounts receivable .....................            199                   218
    Other assets ...................................          4,082                   659
                                                            -------               -------
                                                            $85,662               $82,490
                                                            =======               =======

Liabilities and Members' Equity:
    Mortgage note payable ..........................        $31,000               $31,000
    Accounts payable and accrued expenses                     7,123                 3,559
                                                            -------               -------
                                                             38,123                34,559
    Members' equity ................................         47,539                47,931
                                                            -------               -------
                                                            $85,662               $82,490
                                                            =======               =======

Operating Partnership's Share of:
    Members' equity ................................        $39,921               $40,439
                                                            =======               =======




STATEMENT OF OPERATIONS
                                                   For three months ended
                                                       March 31, 1997
                                                       --------------

Total revenues .....................................       $  2,174
Operating expenses .................................          1,782
                                                           --------
Net operating income ...............................            392
Depreciation and amortization ......................            261
Interest expense ...................................            528
                                                           --------
       Net loss ....................................       $   (397)
                                                           ========
Operating Partnership's share of net loss ..........       $   (523)
                                                           ========

Reconciliation of members' equity to Company
    investment in unconsolidated entities:
    Members' equity ................................       $ 39,921
    Advances and additional costs ..................          5,403
                                                           --------
    Investment in unconsolidated entities ..........       $ 45,324
                                                           ========

           (dollars in thousands, except share and per share amounts)


3.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable at March 31, 1997 and December 31, 1996 consist of the following:


                                                                                                         Estimated
                                                             Carrying                                     Balloon
                                                        Amount of Mortgage                     Payment   Payment at    Final
                 Description                               Notes Payable     Interest Rate      Terms     Maturity   Maturity Date
------------------------------------------------------------------------------------------------------------------------------------
                                                       March 31,   Dec. 31,  March 31,  Dec. 31,
                                                          1997     1996       1997      1996
                                                          ----     ----       ----      ----
Grand Central Limited Partnership .....................  $25,000   $25,000     6.935    6.935    (a)      $25,000   October 1, 2000
Glimcher Holdings Limited Partnership - Loan A ........   40,000    40,000     6.995    6.995    (a)       40,000   February 1, 1999
Glimcher Holdings Limited Partnership - Loan B ........   40,000    40,000     7.505    7.505    (a)       40,000   February 1, 2003
Glimcher Centers Limited Partnership ..................   76,000    76,000     7.625    7.625    (a)       76,000   August 1, 2000
Morgantown Mall Associates Limited Partnership ........   50,200    50,200     7.500    7.500    (a)       50,200   April 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership .........   50,000    50,000     7.470    7.470    (a)       50,000   October 26, 2002
      Delaware Community Shopping Center ..............    8,333     8,380     7.875    7.875    (b)                April 1, 2016
      Retail Property Investors, Inc. - Assumed loans:
         Applewood Village ............................    3,760     3,797     9.000    9.000    (b)(g)
         Artesian Square ..............................    5,340     5,340     8.000    8.000    (b)        5,190   May 1, 2000
         Audubon Village ..............................    4,317     4,350     8.750    8.750    (b)        3,813   July 1, 2000
         Aviation Plaza ...............................    6,708     6,723     8.000    8.000    (b)        6,561   June 1, 1999
         Barren River Plaza ...........................    8,077     8,101     8.750    8.750    (b)        7,592   June 10, 2001
         Crossing Meadows .............................    9,348     9,375     8.000    8.000    (b)        9,096   June 1, 1999
         Crossroads Center ............................    6,590     6,590     8.000    8.000    (a)        6,590   July 1, 2000
         Cumberland Crossing ..........................    5,122     5,137     8.750    8.750    (b)        4,814   June 10, 2001
         East Pointe Plaza ............................   11,091    11,111     8.750    8.750    (b)       10,679   June 10, 2001
         Lexington Parkway Plaza ......................    7,496     7,538     9.125    9.125    (b)        6,941   March 1, 2000
         Logan Place ..................................    2,415     2,415     8.000    8.000    (a)        1,948   May 1, 2000
         Marion Towne Center ..........................    5,723     5,740     7.375    7.375    (b)        5.268   July 1, 2002
         Piedmont Plaza ...............................   10,118    10,125     8.000    8.000    (a)        9,850   March 1, 2000
         Roane County Plaza ...........................    5,095     5,123     9.125    9.125    (b)        4,722   March 1, 2000
         Southside Plaza ..............................    6,520     6,547     8.000    8.000    (b)        6,452   November 5, 1997
         Village Plaza ................................   18,849    18,887     8.000    8.000    (b)       18,402   November 1, 1999
      Retail Property Investors, Inc. - Bridge Facility   34,372    34,372      (e)       (e)    (a)(f)    34,372   October 17, 1997
   Construction Loans:
      Morgantown Commons ($10,500 available) ..........    9,455     9,455       (d)      (d)    (a)                Jun. 1, 1998
      Georgesville Square ($16,900 available) .........   15,350    13,515       (c)      (c)    (a)(f)             October 1, 1999
      Meadowview Square ($9,800 available) ............    8,341     7,108       (c)      (c)    (a)(f)             November 1, 1999
                                                        --------  --------
Total Mortgage Notes Payable........................... $473,620  $470,929
                                                        ========  ========

(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest only.
(c) The loan bears interest at LIBOR plus 200 basis points (7.375% at March 31, 1997 and 7.625% at December 31, 1996, respectively).
(d) The loan bears interest at LIBOR plus 200 basis points (7.438% at March 31, 1997 and 7.625% at December 31, 1996, respectively).
(e) The loan bears interest at LIBOR plus 175 basis points (7.188% at March 31, 1997 and 7.375% at December 31, 1996, respectively).
(f)  The loan can be extended for up to one year.
(g)  This property was sold on April 9, 1997.

           (dollars in thousands, except share and per share amounts)


         All mortgage notes payable are collateralized by certain properties held within the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         At March 31, 1997, the Company maintained a revolving line of credit (the "Credit Facility") with two banks, as agents, of $175,000 which is due in June 1998. All borrowings under the Credit Facility are unsecured and bear interest at variable rates ranging from LIBOR plus 150 basis points to LIBOR plus 250 basis points. At March 31, 1997, the Credit Facility interest rate was LIBOR plus 225 basis points (7.938%).

5.       RECLASSIFICATIONS

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

6.       ACCOUNTING CHANGE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS date presented after the effective date.

         The Company will adopt FAS 128 effective with its 1997 year end. The impact of FAS 128 on GRT Earnings Per Share is not expected to be material.

           (dollars in thousands, except share and per share amounts)


7.       SHAREHOLDERS' EQUITY

         The following table summarizes the change in the shareholders' equity since January 1, 1997:


                                                        DISTRIBUTIONS IN EXCESS
                                                        OF ACCUMULATED EARNINGS
                                                        -----------------------


          Balance, January 1, 1997 .....................     $(47,681)

               Distributions declared, $0.4808 per Share      (10,526)
               Preferred stock dividends ...............         (715)
               Net income ..............................        6,932
                                                             --------
          Balance, March 31, 1997 ......................     $(51,990)
                                                             ========

8.        PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         The accompanying unaudited pro forma consolidated statements of operations for the three months ended March 31, 1996, are presented as if the acquisition of Retail Properties Investors, Inc. properties (RPI) and Delaware Community Plaza had been made as of January 1, 1996.

         The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition of RPI and Delaware Community Plaza had been completed as of the beginning of the periods presented, nor are they indicative of the results of operations for future periods.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   for the three months ended March 31, 1996
                 (dollars in thousands, except per share amount)



      Total revenues ................................................    $33,840
                                                                         -------
      Operating expenses:
          Real estate taxes .........................................      2,803
          Recoverable operating expenses ............................      4,113
          Other operating expenses ..................................        665
                                                                         -------
                Total operating expenses ............................      7,581
                                                                         -------

                  Property net operating income .....................     26,259
      Depreciation and amortization .................................      6,444
      General and administrative ....................................      1,996
      Interest income ...............................................        235
      Interest expense ..............................................     10,305
      Minority interest in operating partnership ....................        824
                                                                         -------
      Net income ....................................................    $ 6,925
                                                                         =======
      Earnings per share available to common shareholders ...........    $  0.32
                                                                         =======

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

           This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; failure to consummate financing and venture arrangements, including the failure of Nomura Asset Capital Corporation ("Nomura") (as discussed below under Liquidity and Capital Resources) to provide permanent financing, development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the ability of Glimcher Development Corporation ("GDC"), GRT's newly formed non-qualified real estate investment trust subsidiary, to generate fees from future developments, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenues

         Total revenues increased 26.2%, or $7.1 million, for the three months ended March 31, 1997. Of the $7.1 million increase, $7.0 million was primarily the result of increased revenues at the Community Shopping Centers.

Minimum rents

         Minimum rents increased 31.7%, or $6.5 million, for the three months ended March 31, 1997. The table below summarizes the 31.7% increase :


                                         Increase (dollars in millions)
                                   -------------------------------------------
                                      Mall       Community Shopping Centers/           Percent
                                   Properties  Single Tenant Retail Properties  Total   Total
                                   ----------  -------------------------------  -----   -----
          Same center                 $  0.3              $  0.2               $ 0.5      2.3%
          Acquisitions/Developments      0.0                 6.0                 6.0     29.4
                                      ------              ------               -----     ----
                                      $  0.3              $  6.2               $ 6.5     31.7%
                                      ======              ======               =====     ====

Percentage rents

         Percentage rents increased $150,000 for the three months ended March 31, 1997. Of the $1.0 million in percentage rents for 1997, $400,000 was earned at the Mall Properties and $600,000 was earned at the Community Shopping Centers.

Tenant recoveries

         Tenant recoveries reflect a net of increase 3.5% or $190,000 for the three months ended March 31, 1997 compared to the first quarter of 1996. The recovery ratio for the three months ended March 31, 1997 was 91.1% compared to 93.0% for the three months ended March 31, 1996. The summary below identifies the 3.5% increase by its various components.


                                              Increase (dollars in millions)
                                     -------------------------------------------------
                                        Mall       Community Shopping Centers/            Percent
                                     Properties  Single Tenant Retail Properties  Total    Total
                                     ----------  -------------------------------  -----   -------
         Same center                  $ (0.4)             $ 0.0                  $ (0.4)   (7.8)%
         Acquisitions/Developments       0.0                0.6                     0.6    11.3
                                      ------              -----                   -----    ----
                                      $ (0.4)             $ 0.6                   $ 0.2     3.5%
                                      ======              =====                   =====    ====


       The same center decreases in recoveries reflect the lower first quarter 1997 expenses discussed below.

Other revenues

         The $330,000 increase in other revenues was primarily the result of an increase in temporary tenant revenues at the Mall Properties, and the management fee revenue the Company receives for the management of the ventures it participates in.

Operating Expenses

         Total operating expenses increased 4.6%, or $310,000, for the three months ended March 31, 1997. Recoverable expenses increased $190,000 and the provision for credit losses increased $120,000.

Recoverable expenses

         Recoverable operating expenses increased 3.1% or $190,000, for the three months ended March 31, 1997. The summary below identifies the 3.1% increase by its various components.


                                              Increase (dollars in millions)
                                     -------------------------------------------------
                                        Mall      Community Shopping Centers/            Percent
                                     Properties Single Tenant Retail Properties Total     Total
                                     ---------- ------------------------------- -----    -------
         Same center                  $  (0.5)            $ 0.0                $ (0.5)     (9.1)%
         Acquisitions/Developments        0.0               0.7                   0.7      12.2
                                      -------             -----                ------      ----
                                      $  (0.5)            $ 0.7                $  0.2       3.1%
                                      =======             =====                ======      ====

         The decline in the same center expenses at the malls reflect a net $300,000 reduction in real estate taxes, a $100,000 reduction in other operating expenses and an $80,000 decrease in snow removal costs compared to the prior year. Same center community center expenses reflected a net increase in real estate taxes of $220,000 offset by a decrease of $240,000 in snow removal costs.

Provision for credit losses

         The provision for credit losses was $630,000 and represented 1.8% of total revenues for the three months ended March 31, 1997, compared to 1.9% of total revenues for the three months ended March 31, 1996.

Depreciation and amortization

         The $1.5 million increase in depreciation and amortization was primarily the result of an increase of $1.1 million from acquisitions (principally the acquisition of 22 properties from Retail Property Investors, Inc. on October 17, 1996 (the "RPI transaction")); $100,000 from the opening at three new community center developments since the end of 1996 and an increase of $300,000 in the core portfolio properties.

General and administrative

         Beginning in the second quarter of 1996, the Company increased its staff levels to support the significant RPI acquisition and expanded developments and construction activities. Accordingly, general and administrative expense for the first quarter of 1997 is significantly higher than the first quarter of 1996 but is comparable to the level of general and administrative expense incurred in the fourth quarter of 1996. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provide services for a fee, to the Company, to ventures in which the Company has an ownership interest and to third parties. GDC, an unconsolidated non-qualified REIT subsidiary, is permitted to earn non-qualified revenues but the income from such services will be subject to federal income taxes. The Company will also receive management fees for the services provided by its operations staff to ventures.

         As a result, portions of general and administrative expense are now reflected both in the income statement of the Company and GDC:


                                                         Three months ended March 31,
                                                         ----------------------------
                                                                (in thousands)
                                                             1997          1996
                                                             ----          ----
            General and administrative expense            $  2,163      $  1,898
            Equity in loss of GDC                              612
                                                          --------      --------
                                                          $  2,775      $  1,898
                                                          ========      ========

Interest Expense/Capitalized Interest

         Interest expense increased 61.1% or $3.9 million, for the three months ended March 31, 1997. The summary below identifies the increase by its various components (dollars in thousands).

                                                                Three months ended March 31,
                                                                ----------------------------
                                                             1997            1996        Inc. (Dec.)
                                                             ----            ----        -----------
            Average loan balance                          $ 581,191       $ 349,585       $ 231,606
            Average rate                                       7.61%           7.45%           0.61%
                                                          ---------       ---------       ---------
            Total interest                                   11,057           6,511           4,546
            Less:  Capitalized interest                      (1,033)           (402)           (631)
            Add:  Amortization of rate buydown                  194             194
            Other                                                49              70             (21)
                                                          ---------       ---------       ---------
            Interest expense                              $  10,267       $   6,373       $   3,894
                                                          =========       =========       =========

         The primary reason for the increase in outstanding debt from March 31, 1996 to March 31, 1997 was the RPI Transaction in October, 1996. The $197.0 million purchase was financed through loan assumptions and increased borrowings.

Liquidity and Capital Resources

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to be active in these areas. Future development projects being considered include those relating to the commitment between the Company and Nomura, pursuant to which Nomura has agreed, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for certain of the Company's developments. Management anticipates that the funds available under its revolving line of credit (the "Credit Facility") and the Company's plan to utilize construction financing, long-term mortgage debt and the venture structure to raise equity and financing for acquisitions and developments and the issuance of preferred and common stock will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

         At March 31, 1997 the Company's debt to total market capitalization was 53.8% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%.

         Net cash provided by operating activities for the three months ended March 31, 1997 was $9.9 million for the first quarter of 1997 versus $9.5 million for the corresponding quarter of 1996. The increase reflects additional net income of $520,000, and an increase in depreciation and amortization offset by an increase in receivables.

         Net cash used in investment activities for the three months ended March 31, 1997 was $8.4 million, and reflects additional investments in real estate assets and unconsolidated entities.

         Net cash used in financing activities for the three months ended March 31, 1997 was $4.1 million. Cash was provided by additional borrowings of $8.6 million primarily used to fund the increase in real estate investments. Cash was used to fund distributions of $12.8 million and principal payments of $810,000.

RENOVATION, EXPANSION, DEVELOPMENT AND ACQUISITION ACTIVITY

         The Company continues to be very active in its renovation, expansion, development and acquisition activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow.

Renovation and Expansion Activity
---------------------------------

Grand Central Mall

         The renovation and expansion of this Mall Property located in Parkersburg, West Virginia continues and will increase this property's gross leasable area ("GLA") to 887,000 square feet upon its completion. The addition of a food court and the expansion of the existing cinema to a 37,000 square foot 12-screen cinema were completed and opened in 1996. Additional expansion of the Mall Property will include an 83,000 square foot Proffitt's which is projected to open in March 1998. The estimated cost of the Proffitt's expansion is $5.0 million of which $1.8 million has been expended at March 31, 1997.

Indian Mound Mall

          The expansion of this Mall Property located in Newark/Heath, Ohio, will add approximately 120,000 square feet and increase this property's GLA to 539,000 square feet. The expansion includes the addition of a 92,000 square foot Sears, expanding the current cinema from 18,000 square feet to 42,000 square feet and the addition of 6,000 square feet of small shops. The opening of the new retail space is projected for the fall of 1997. The estimated cost of the expansion is $3.9 million of which $1.9 million has been expended at March 31, 1997.

Development Activity
--------------------

Georgesville Square

         This development is a Community Shopping Center containing 232,000 square feet of GLA located in Columbus, Ohio. The center will be anchored by a 132,000 square foot Lowe's and a 63,000 square foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, with Kroger and the small shops expected to open in the second quarter of 1997. The estimated cost of the development is $18.2 million, of which $16.9 million is being financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.375% at March 31, 1997) and matures October 1, 1999, subject to two extensions of six months each. As of March 31, 1997, expended dollars totaled $17.1 million of which $15.4 million was drawn under the construction loan. Additionally, the Company announced the construction of a 70,000 square foot 16-screen cinema on one of the center's outparcel lots which is scheduled to open in early 1998. The Company has also expended an additional $3.4 million relating to land costs for future phases of this development.


Meadowview Square

         This development is a Community Shopping Center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center is anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart opened in January 1997 and the small shops will open later in 1997. The estimated cost of the development is $11.1 million, of which $9.8 million is being financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.375% at March 31, 1997) and matures November 1, 1999 subject to two extensions of six months each. As of March 31, 1997, expended dollars totaled $8.7 million of which $8.3 million was drawn under the construction loan. The Company has also expended an additional $1.7 million relating to land costs for future phases of this development.


The Great Mall of the Great Plains

         Glimcher Properties Limited Partnership (the "Operating Partnership") maintains a 45.0% interest in Great Plains Metro Mall L.L.C. which owns The Great Mall of the Great Plains, a single level enclosed super-regional, value and entertainment oriented mall totaling approximately 850,000 square feet of GLA located in Olathe, Kansas (Kansas City, Kansas metropolitan area). The cost of the project is being financed through the member contributions of investors and a construction loan of $74.1 million. The property will consist of 10 anchors including a 16-screen cinema, approximately 150 small shop tenants and 20 food court and kiosk units. The grand opening of the Mall Property is scheduled for August 1997.

Acquisition Activity
--------------------

         The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. In April, the Company announced that the Operating Partnership entered into a contract for the purchase of the Dayton Mall in Dayton, Ohio. Due diligence for the 1.3 million square foot mall is currently under way and the acquisition is expected to be completed in the second quarter of 1997.

PORTFOLIO DATA

         Tenants reporting sales data for the twelve month period ended March 31, 1997 and March 31, 1996 represented 11.6 million square feet of GLA, or 80.0% of the 1997/1996 "same store" population. Below is a summary of the "same store" data:


                                                  Community              Single Tenant
                   Mall Properties            Shopping Centers         Retail Properties
                ---------------------     ---------------------      -----------------------
Property Type   Sales PSF  % Increase     Sales PSF   % Increase     Sales PSF    % Increase
-------------   ---------  ----------     ---------   ----------     ---------    ----------

Anchors ....... $ 117.41      1.5%        $ 225.88         0.9%       $ 182.06        5.3%
Stores ........ $ 264.75      0.8%          178.77         3.2%            --          --

  Total ....... $ 208.57      1.2%        $ 216.69         1.1%       $ 182.06        5.3%

         The Company has focused significant efforts on maintaining its occupancy levels during the difficult retail environment experienced over the past several years. The occupancy levels by property type are summarized below:


Property Type                                                       Occupancy
-------------------------------           ----------------------------------------------------------------
                                          3/31/97     12/31/96        9/30/96       6/30/96       3/31/96
                                          -------     --------        -------       -------       -------
Malls Properties:
     Anchors...................            99.1%         99.1%         95.7%         95.8%         95.8%
     Stores....................            83.1%         84.2%         83.1%         84.2%         84.2%
        Total..................            92.6%         93.0%         90.6%         91.2%         91.2%

Community Shopping Centers:
     Anchors ..................            98.2%         98.3%         97.8%         97.0%         97.2%
     Stores....................            86.5%         87.7%         87.1%         87.9%         87.9%
        Total..................            95.5%         95.8%         95.1%         94.7%         94.9%

Single Tenant Retail Properties:          100.0%        100.0%        100.0%        100.0%        100.0%

         The 0.9% mall anchor tenant vacancy represents one space totaling 27,000 square feet of GLA. The 1.8% community shopping center anchor tenant vacancy represents 4 spaces totaling 168,000 square feet of GLA. Mall store vacancies total 349,000 square feet of GLA and community shopping centers store vacancies total 383,000 square feet of GLA.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three months ended March 31, 1997 and 1996 (in thousands):


                                                                        1996 NAREIT FFO Definition
                                                                        --------------------------
                                                                        Three Months Ended March 31,
                                                                        ---------------------------
                                                                           1997              1996
                                                                           ----              ----

Net income available to common shareholders.......................        $6,217          $ 6,412
Add back:
     Real estate depreciation and amortization....................         6,244            4,724
     Minority interest in operating partnership...................           837              751
     GRT share of joint venture depreciation and amortization.....           121
                                                                         -------          -------
Funds from operations.............................................       $13,419          $11,887
                                                                         =======          =======
Weighted average shares/units outstanding.........................        24,493           24,490
                                                                         =======          =======


         FFO increased 12.9%, or $1.5 million for the three months ended March 31, 1997. The increase was the result of improved property net operating income of $6.8 million partially offset by increased interest expense of $3.9 million, the loss from unconsolidated entities of $400,000, preferred stock dividends of $720,000 and increased general and administrative expense of $260,000.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             Exhibits - None

             During the three months ended March 31, 1997, the Company filed a Report on Form 8-K with the Securities and Exchange Commission on February 5, 1997, in connection with the sale of its Series A Convertible Preferred Shares. This report contained Items 5 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GLIMCHER REALTY TRUST

     4/30/97         /s/ David J. Glimcher
----------------     -------------------------------------------------------
(Date)               David J. Glimcher
                     Chief Executive Officer

     4/30/97         /s/ William G. Cornely
----------------     -------------------------------------------------------
(Date)               William G. Cornely
                     Chief Financial Officer