Form 10-Q
period 1997-06-30
GLIMCHER REALTY TRUST
filed 1997-07-31
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                             ---------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              ------    ------


As of July 23,1997, there were 21,907,687 Common Shares of Beneficial Interest outstanding, par value $ .01 per share.


                                 1 of 23 pages

                             GLIMCHER REALTY TRUST
                                   FORM 10-Q


                                     INDEX


PART I:  FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996                               3

         Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996             4

         Consolidated Statements of Operations for the six months ended June 30, 1997 and 1996               5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996               6

         Notes to Consolidated Financial Statements                                                          7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations        12


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             21

     Item 2.  Changes in Securities                                                                         21

     Item 3.  Defaults Upon Senior Securities                                                               21

     Item 4.  Submission of Matters to a Vote of Security Holders                                           21

     Item 5.  Other Information                                                                             21

     Item 6.  Exhibits and Reports on Form 8-K                                                              21


SIGNATURES                                                                                                  23

                                     PART 1
                             FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             GLIMCHER REALTY TRUST

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                                            (UNAUDITED)
                                                                           JUNE 30, 1997        DECEMBER 31, 1996
                                                                           -------------        -----------------
Investment in real estate:
  Land...................................................................     $ 78,364                $ 78,339
  Buildings, improvements and equipment..................................      853,665                 846,500
  Developments in progress:
         Land............................................................        6,632                   6,852
         Developments....................................................       11,917                  17,447
                                                                              --------                --------
                                                                               950,578                 949,138
Less accumulated depreciation..............................                     94,882                  86,421
                                                                              --------                --------
         Net investment in real estate..................................       855,696                 862,717


Cash and cash equivalents................................................        7,648                   8,968
Cash in escrow...........................................................        5,304                   5,008
Investment in and advances to unconsolidated entities....................       49,920                  41,351
Tenant accounts receivable, net..........................................       22,090                  21,068
Deferred expenses, net...................................................        7,771                   8,644
Prepaid and other assets.................................................        4,007                   1,646
                                                                              --------                --------
                                                                              $952,436                $949,402
                                                                              ========                ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable..................................................      $469,876                $470,929
Notes payable............................................................      121,443                 104,318
Accounts payable and accrued expenses....................................       22,992                  26,770
Distributions payable....................................................       11,783                  12,044
                                                                              --------                --------
                                                                               626,094                 614,061
Commitments and contingencies

Minority interest in partnership.........................................       31,345                  32,130

Redeemable preferred stock:
      Series A convertible preferred shares of beneficial interest, 40,000 shares authorized, 34,000 shares issued and
      outstanding as of June 30, 1997 and December 31, 1996..............       34,000                  34,000

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 21,904,249 and 21,888,931 shares issued and
     outstanding at June 30, 1997 and December 31, 1996, respectively....          219                     219
  Additional paid-in capital.............................................      316,939                 316,673
  Distributions in excess of accumulated earnings........................      (56,161)                (47,681)
                                                                              --------                --------
                                                                              $952,436                $949,402
                                                                              ========                ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             GLIMCHER REALTY TRUST


                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1997                1996
                                                                                  ----                ----
Revenues:
     Minimum rents.........................................................       $26,822            $20,784
     Percentage rents......................................................           831                740
     Tenant recoveries.....................................................         5,926              5,105
     Other.................................................................         1,142                466
                                                                                  -------            -------
       Total revenues ......................................................       34,721             27,095
                                                                                  -------            -------
Operating expenses:
     Real estate taxes.....................................................         2,644              2,486
     Recoverable operating expenses........................................         3,687              3,181
    Other operating expenses...............................................           831                669
                                                                                  -------            -------
       Total operating expenses............................................         7,162              6,336
                                                                                  -------            -------

       Property net operating income.......................................        27,559             20,759

Depreciation and amortization..............................................         6,841              5,427
General and administrative.................................................         2,140              2,331
Gain on sales of property/outparcels.......................................           155              1,119
Interest income............................................................           133                 98
Interest expense...........................................................        10,354              6,590
Equity in income (loss) of unconsolidated entities.........................          (552)
Minority interest in operating partnership.................................           874                826
                                                                                  -------            -------
Net income.................................................................         7,086              6,802
Preferred stock dividends..................................................           726
                                                                                  -------            -------
    Net income available to common shareholders............................       $ 6,360            $ 6,802
                                                                                  =======            =======

Earnings per share available to common shareholders........................       $  0.29            $  0.31
                                                                                  =======            =======

Cash distributions declared per common share of beneficial interest........       $0.4808            $0.4808
                                                                                  =======            =======

Weighted average number of common shares of beneficial interest
    outstanding.........................................................       21,901,123         21,887,964
                                                                               ==========         ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             GLIMCHER REALTY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1997                1996
                                                                                  ----                ----
Revenues:
     Minimum rents.........................................................       $53,726            $41,217
     Percentage rents......................................................         1,847              1,607
     Tenant recoveries.....................................................        11,688             10,674
     Other.................................................................         1,850                845
                                                                                  -------            -------
       Total revenues .....................................................        69,111             54,343
                                                                                  -------            -------
Operating expenses:
     Real estate taxes.....................................................         5,207              4,917
     Recoverable operating expenses........................................         7,296              6,739
     Other operating expenses..............................................         1,620              1,333
                                                                                  -------            -------
       Total operating expenses............................................        14,123             12,989
                                                                                  -------            -------

       Property net operating income.......................................        54,988             41,354

Depreciation and amortization..............................................        13,657             10,701
General and administrative.................................................         4,303              4,229
Gain on sales of property/outparcels.......................................           155              1,119
Interest income............................................................           242                211
Interest expense...........................................................        20,621             12,963
Equity in income (loss) of unconsolidated entities.........................        (1,075)
Minority interest in operating partnership.................................         1,711              1,577
                                                                                  -------            -------
Net income.................................................................        14,018             13,214
Preferred stock dividends..................................................         1,441
                                                                                  -------            -------
    Net income available to common shareholders............................       $12,577            $13,214
                                                                                  =======            =======

Earnings per share available to common shareholders........................       $  0.57            $  0.60
                                                                                  =======            =======

Cash distributions declared per common share of beneficial interest........       $0.9616            $0.9616
                                                                                  =======            =======

Weighted average number of common shares of beneficial interest
    outstanding............................................................    21,895,061         21,887,196
                                                                               ==========         ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             GLIMCHER REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        1997             1996
                                                                                        ----             ----
Cash flows from operating activities:
     Net income ..................................................                    $ 14,018         $ 13,214
           Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts................................            1,250            1,008
              Depreciation and amortization..................................           13,657           10,701
              Gain on sales of property/outparcels...........................             (155)          (1,119)
              Other non-cash expenses........................................              388              428
              Equity in income/loss of unconsolidated entities...............            1,075
              Minority interest in operating partnership.....................            1,711            1,577
           Net changes in operating assets and liabilities:
              Tenant accounts receivable, net................................           (2,087)          (3,028)
              Prepaid and other assets.......................................           (2,163)             559
              Accounts payable and accrued expenses..........................           (3,328)          (2,507)
                                                                                      --------         --------

         Net cash provided by operating activities...........................           24,366           20,833
                                                                                      --------         --------


Cash flows from investing activities:
              Proceeds of sales..............................................              253            3,826
              Additions to investment in real estate ........................           (9,714)         (38,645)
              Acquisition of properties......................................                            (5,167)
              Investment in and advances to unconsolidated entities..........           (9,863)
              Additions to cash in escrow ...................................             (296)         (28,051)
              Additions to deferred expenses.................................             (700)             (88)
                                                                                      --------         --------

         Net cash used in investing activities ..............................          (20,320)         (68,125)
                                                                                      --------         --------

Cash flows from financing activities:
              Proceeds from revolving line of credit, net....................           17,800           68,600
              Proceeds from issuance of mortgage and notes payable...........            3,574            2,680
              Principal payments on mortgage and notes payable...............           (1,752)          (2,642)
              Proceeds from issuance of shares...............................              273               77
              Cash distributions.............................................          (25,261)         (23,549)
                                                                                      --------         --------

           Net cash (used in) provided by financing activities...............           (5,366)          45,166
                                                                                      --------         --------
Net change in cash and cash equivalents......................................           (1,320)          (2,126)

Cash and cash equivalents, at beginning of period............................            8,968            5,832
                                                                                      --------         --------


Cash and cash equivalents, at end of period..................................         $  7,648         $  3,706
                                                                                      ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (89.4% owned by GRT as of June 30, 1997 and December 31, 1996), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are wholly-owned, directly or indirectly by GRT. The Operating Partnership has an investment in two corporate ventures and one other corporation which are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated.

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

    The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Glimcher Realty Trust's Form 10-K for year ended December 31, 1996.

Supplemental disclosure of non-cash financing and investing activities:

    The Company accrued accounts payable of $280 and $1,909 for real estate improvements as of June 30, 1997 and June 30, 1996, respectively.

    The Company, through the Operating Partnership, acquired one community shopping center during the six months ended June 30, 1996. The purchase price of $12,553 included $5,167 in cash and the assumption of net liabilities and mortgage debt of $7,386.

2.  INVESTMENT IN UNCONSOLIDATED ENTITIES

    Investments in unconsolidated entities consist of preferred stock and non-voting common stock of Glimcher Development Corporation ("GDC"), a 45.0% interest in Great Plains Metro Mall L.L.C. ("Great Plains") and a 33.3% interest in Johnson City Venture L.L.C.

    The Company owns preferred and common stock in GDC entitling it to approximately 95.0% of the net profits or losses of GDC and has the ability to exercise significant influence but not voting control with respect to GDC.
The Company is accounting for its investment in GDC using the equity method of accounting.

    The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


    The summary financial information of the Company's unconsolidated entities accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities which ranges from 33.3% to 95.0% are presented below:


         BALANCE SHEETS


                                                                                 JUNE 30, 1997         DECEMBER 31, 1996
                                                                                 -------------         -----------------
         Assets:
             Investment properties at cost, net........................              $133,780                $110,281
             Cash and cash equivalents.................................                 1,284                     409
             Tenant accounts receivable................................                   362                     228
             Other assets..............................................                 5,876                     673
                                                                                     --------                --------
                                                                                     $141,302                $111,591
                                                                                     ========                ========

         Liabilities and Members' Equity:
             Mortgage note payable.....................................              $ 78,695                $ 57,978
             Accounts payable and accrued expenses.....................                15,425                   5,682
                                                                                     --------                --------
                                                                                       94,120                  63,660
         Members' equity...............................................                47,182                  47,931
                                                                                     --------                --------
                                                                                     $141,302                $111,591
                                                                                     ========                ========

         Operating Partnership's Share of:
             Members' equity...........................................              $ 39,364                $ 40,439
                                                                                     ========                ========


         RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
             INVESTMENT IN UNCONSOLIDATED ENTITIES:
             Members' equity...........................................              $ 39,364                $ 40,439
             Advances and additional costs............                                 10,556                     912
                                                                                     --------                --------
             Investment in unconsolidated entities                                   $ 49,920                $ 41,351
                                                                                     ========                ========


         STATEMENTS OF OPERATIONS

                                                                             FOR THREE MONTHS ENDED        FOR SIX MONTHS ENDED
                                                                                 JUNE 30, 1997                JUNE 30, 1997
                                                                                 -------------                -------------
         Total revenues                                                               $2,279                     $ 4,467
         Operating expenses............................................                1,737                       3,533
                                                                                      ------                   ---------
         Net operating income..........................................                  542                         934
         Depreciation and amortization.................................                  264                         525
         Interest expense..............................................                  554                       1,082
                                                                                      ------                     -------
                Net loss...............................................               $ (276)                    $  (673)
                                                                                      ======                     =======

         Operating Partnership's share of net loss.....................               $ (552)                    $(1,075)
                                                                                      ======                     =======

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable at June 30, 1997 and December 31, 1996 consist of the following:

                                                                   CARRYING
                                                             AMOUNT OF MORTGAGE
                 DESCRIPTION                                     NOTES PAYABLE                  INTEREST RATE
--------------------------------------------------------------------------------------------------------------------
                                                             JUNE 30,      DEC. 31,           JUNE 30,     DEC. 31,
                                                              1997           1996              1997          1996
                                                              ----           ----              ----          ----
Grand Central Limited Partnership.....................       $ 25,000      $ 25,000           6.935%        6.935%
Glimcher Holdings Limited Partnership - Loan A........         40,000        40,000           6.995%        6.995%
Glimcher Holdings Limited Partnership - Loan B........         40,000        40,000           7.505%        7.505%
Glimcher Centers Limited Partnership..................         76,000        76,000           7.625%        7.625%
Morgantown Mall Associates Limited Partnership                 50,200        50,200           7.500%        7.500%
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership.........         50,000        50,000           7.470%        7.470%
      Delaware Community Shopping Center..............          8,286         8,380           7.875%        7.875%
      Retail Property Investors, Inc. - Assumed loans:
         Applewood Village............................                        3,797                         9.000%
         Artesian Square..............................          5,336         5,340           8.000%        8.000%
         Audubon Village..............................          4,283         4,350           8.750%        8.750%
         Aviation Plaza...............................          6,692         6,723           8.000%        8.000%
         Barren River Plaza...........................          8,053         8,101           8.750%        8.750%
         Crossing Meadows.............................          9,321         9,375           8.000%        8.000%
         Crossroads Center............................          6,590         6,590           8.000%        8.000%
         Cumberland Crossing..........................          5,106         5,137           8.750%        8.750%
         East Pointe Plaza............................         11,070        11,111           8.750%        8.750%
         Lexington Parkway Plaza......................          7,454         7,538           9.125%        9.125%
         Logan Place..................................          2,404         2,415           8.000%        8.000%
         Marion Towne Center..........................          5,705         5,740           7.375%        7.375%
         Piedmont Plaza...............................         10,098        10,125           8.000%        8.000%
         Roane County Plaza...........................          5,067         5,123           9.125%        9.125%
         Southside Plaza..............................          6,491         6,547           8.000%        8.000%
         Village Plaza................................         18,697        18,887           8.000%        8.000%
      Retail Property Investors, Inc.- Bridge Facility         34,372        34,372            (e)           (e)
   Construction Loans:
      Morgantown Commons ($10,500 available)..........          9,455         9,455            (f)           (f)
      Georgesville Square ($16,900 available).........         15,432        13,515            (g)           (g)
      Meadowview Square ($9,800 available)............          8,764         7,108            (g)           (g)
                                                             --------      --------
Total Mortgage Notes Payable..........................       $469,876      $470,929
                                                             ========      ========


                                                                      ESTIMATED
                                                                       BALLOON
                                                        PAYMENT       PAYMENT AT      FINAL
                 DESCRIPTION                             TERMS         MATURITY      MATURITY DATE
----------------------------------------------------------------------------------------------------
Grand Central Limited Partnership.....................      (a)         $25,000      October 1, 2000
Glimcher Holdings Limited Partnership - Loan A........      (a)          40,000     February 1, 1999
Glimcher Holdings Limited Partnership - Loan B........      (a)          40,000     February 1, 2003
Glimcher Centers Limited Partnership..................      (a)          76,000       August 1, 2000
Morgantown Mall Associates Limited Partnership              (a)          50,200        April 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership.........      (a)          50,000     October 26, 2002
      Delaware Community Shopping Center..............      (b)                        April 1, 2016
      Retail Property Investors, Inc. - Assumed loans:
         Applewood Village............................      (c)
         Artesian Square..............................      (b)           5,190         June 1, 2000
         Audubon Village..............................      (b)           3,813         July 1, 2000
         Aviation Plaza...............................      (b)           6,561         June 1, 1999
         Barren River Plaza...........................      (b)           7,592        June 10, 2001
         Crossing Meadows.............................      (b)           9,096         June 1, 1999
         Crossroads Center............................      (a)           6,590         July 1, 2000
         Cumberland Crossing..........................      (b)           4,814        June 10, 2001
         East Pointe Plaza............................      (b)          10,679        June 10, 2001
         Lexington Parkway Plaza......................      (b)           6,941        March 1, 2000
         Logan Place..................................      (b)           1,948          May 1, 2000
         Marion Towne Center..........................      (b)           5.268         July 1, 2002
         Piedmont Plaza...............................      (b)           9,850        March 1, 2000
         Roane County Plaza...........................      (b)           4,722        March 1, 2000
         Southside Plaza..............................      (b)           6,452     November 5, 1997
         Village Plaza................................      (b)          18,402     November 1, 1999
      Retail Property Investors, Inc.- Bridge Facility   (a)(d)          34,372     October 17, 1997
   Construction Loans:
      Morgantown Commons ($10,500 available)..........      (a)                         June 1, 1998
      Georgesville Square ($16,900 available).........   (a)(d)                      October 1, 1999
      Meadowview Square ($9,800 available)............   (a)(d)                     November 1, 1999

Total Mortgage Notes Payable..........................

(a)  The loan requires monthly payments of interest only.

(b)  The loan requires monthly payments of principal and interest only.

(c)  This property was sold on April 9, 1997.

(d)  The loan can be extended for up to one year.

(e) The loan bears interest at LIBOR plus 175 basis points (7.438% at June 30, 1997 and 7.375% at December 31, 1996, respectively).

(f) The loan bears interest at LIBOR plus 200 basis points (7.687% at June 30, 1997 and 7.625% at December 31, 1996, respectively).

(g) The loan bears interest at LIBOR plus 200 basis points (7.688% at June 30, 1997 and 7.625% at December 31, 1996, respectively).

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    All age notes payable are collateralized by certain properties held within the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

4.  NOTES PAYABLE

    On May 15, 1997, the Company, through the Operating Partnership, amended its existing line of credit (the "Credit Facility"). The amended Credit Facility provides for an increase in the amount the Company can borrow from $175,000 to $190,000, extends the term from June 30, 1998 to July 31, 1998, and provides an option to extend the term to July 31, 1999. The amended Credit Facility also provides for a reduction in the tiered interest rate schedule with borrowings bearing interest at a variable rate of not more than LIBOR plus 170 basis points. At June 30, 1997, the Company's interest rate under the amended agreement was LIBOR plus 160 basis points (7.319%).

5.  RECLASSIFICATIONS

    Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

6.  RECENTLY ISSUED ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 revised the method of computing and the form for presentation of earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Early adoption is not permitted and the statement requires restatement of all prior-period EPS date presented after the effective date.

    The Company will adopt FAS 128 effective with its 1997 year end. The impact of FAS 128 on GRT Earnings Per Share is not expected to be material.

7.  DISTRIBUTIONS IN EXCESS ACCUMULATED EARNINGS

    The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1997:


         Balance, January 1, 1997.........................     $(47,681)
                                                               --------

              Distributions declared, $0.9616 per Share...      (21,057)
              Preferred stock dividends...................       (1,441)
              Net income..................................       14,018
                                                               --------
         Balance, June 30, 1997...........................     $(56,161)
                                                               ========

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



8.  PRO FORMA FINANCIAL INFORMATION

    The accompanying unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 1996, are presented as if the acquisition of Retail Properties Investors, Inc. properties (RPI) and Delaware Community Plaza had been made as of January 1, 1996.

    The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition of RPI and Delaware Community Plaza had been completed as of the beginning of the periods presented, nor are they indicative of the results of operations for future periods.



                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS        SIX MONTHS
                                                                                   ENDED              ENDED
                                                                               JUNE 30, 1996      JUNE 30, 1996
     Total revenues.........................................................        $33,616           $67,456
                                                                                    -------           -------

     Operating expenses:
         Real estate taxes...................................................         2,862             5,665
         Recoverable operating expenses......................................         3,636             7,942
         Other operating expenses............................................           669             1,334
                                                                                    -------           -------
               Total operating expenses......................................         7,167            14,941
                                                                                    -------           -------

                 Property net operating income...............................        26,449            52,515

     Depreciation and amortization...........................................         6,582            13,469
     General and administrative........................................               2,429             4,617
     Gain on sales of outparcels.............................................         1,119             1,119
     Interest income.........................................................           216               451
     Interest expense........................................................        10,487            20,556
     Minority interest in operating partnership..............................           881             1,635
                                                                                    -------           -------
     Net income..............................................................       $ 7,405           $13,808
                                                                                    =======           =======

                 Earnings per share available to common shareholders.........       $  0.34           $  0.63
                                                                                    =======           =======

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

      This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain statements which may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Such statements are not guaranties of future performance, future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to consummate financing and venture arrangements, including the failure of Nomura Asset Capital Corporation ("Nomura") (as discussed below under Liquidity and Capital Resources) to acquire preferred shares or provide permanent financing; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the ability of Glimcher Development Corporation ("GDC"), GRT's non-qualified real estate investment trust subsidiary, to generate fees from future developments, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

REVENUES

    Total revenues increased 28.1%, or $7.6 million, for the three months ended June 30, 1997. Of the $7.6 million increase, $6.7 million was primarily the result of increased revenues at the Community Shopping Centers ("Community Centers"), $360,000 was the result of increased revenues at the mall properties ("Malls"), and $540,000 related to other income increases.

Minimum rents

    Minimum rents increased 29.1%, or $6.0 million, for the three months ended June 30, 1997. The summary below identifies the 29.1% increase.

                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
    Same Center                      $0.1               $0.0             $0.1        0.9%
    Acquisitions/Developments         0.0                5.9              5.9       28.2
                                     ----               ----             ----       ----
                                     $0.1               $5.9             $6.0       29.1%
                                     ====               ====             ====       ====

Percentage rents

    Percentage rents increased $90,000 for the three months ended June 30, 1997. Of the $830,000 in percentage rents for the second quarter of 1997, $440,000 was earned at the mall properties and $390,000 was earned at the community shopping centers.

Tenant recoveries

    Tenant recoveries reflect a net increase of 16.1% or $820,000 for the three months ended June 30, 1997 compared to the second quarter of 1996. The recovery ratio for the three months ended June 30, 1997 was 93.6% compared to 90.1% for the second quarter of 1996. The summary below identifies the 16.1% increase by its various components.

                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
        Same center                   $0.1            $(0.1)             $0.0        0.4%
        Acquisitions/Developments      0.0              0.8               0.8       15.7
                                      ----            -----              ----       ----
                                      $0.1            $ 0.7              $0.8       16.1%
                                      ====            =====              ====       ====

Other revenues

    The $680,000 increase in other revenues was the result of an increase in temporary tenant revenues at the Malls and increases in management fee revenues

OPERATING EXPENSES

    Total operating expenses increased 13.0%, or $830,000, for the three months ended June 30, 1997. Recoverable expenses increased $660,000, the provision for credit losses increased $120,000 and other operating expenses increased $50,000.

Recoverable expenses

    Recoverable operating expenses increased 11.7% or $660,000 for the three months ended June 30, 1997. The summary below identifies the 11.7% increase by its various components.


                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
         Same center                $(0.3)              $0.1             $(0.2)    (5.0)%
        Acquisitions/Developments     0.0                0.9               0.9     16.7
                                    -----               ----             -----     ----
                                    $(0.3)              $1.0             $ 0.7     11.7%
                                    =====               ====             =====     ====


    The decline in the same center expenses at the Malls reflect a net $400,000 increase in real estate taxes and a $40,000 increase in other operating expenses. Same center Community Center expenses reflected a net increase in real estate taxes of $40,000 and an increase of $40,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the Retail Property Investors, Inc. properties ("RPI Properties") acquisition.

Provision for credit losses

    The provision for credit losses was $620,000 and represented 1.8% of total revenues for the three months ended June 30, 1997, compared to 1.9% of total revenues for the second quarter of 1996.

Depreciation and amortization

    The $1.4 million increase in depreciation and amortization was primarily the result of an increase of $1.1 million from acquisitions (principally the RPI Properties), $100,000 from the opening of two new Community Centers since the end of 1996 and an increase of $180,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

    In the second quarter of 1996, the Company began to increase its staff levels to support the RPI Properties acquisition and expand developments and construction activities. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provide services to the Company, to ventures in which the Company has an ownership interest and to third parties for a fee. GDC, an unconsolidated non-qualified REIT subsidiary, is subject to federal income taxes. The Company also receives management fees for the services provided by its operations staff to ventures.

    As a result, portions of general and administrative expense are now reflected both in the GDC statement operations of the Company and GDC:

                                                         THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------
                                                                (IN THOUSANDS)
                                                             1997          1996
                                                             ----          ----
                  General and administrative expense        $2,140        $2,331
                  Equity in loss of GDC                        765            --
                                                            ------        ------
                                                            $2,905        $2,331
                                                            ======        ======

INTEREST EXPENSE/CAPITALIZED INTEREST

    Interest expense increased 57.1% or $3.8 million, for the three months ended June 30, 1997. The summary below identifies the increase by its various components (dollars in thousands).

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                     1997           1996          INC. (DEC.)
                                                                     ----           ----          -----------
                  Average loan balance                             $589,504      $367,144           $222,360
                  Average rate                                         7.69%         7.40%              0.29%
                                                                   --------      --------           --------
                  Total interest                                     11,333         6,792              4,541
                  Less:  Capitalized interest                        (1,240)         (473)              (767)
                  Add:  Amortization of rate buydown                    194           194
                  Other                                                  67            77                (10)
                                                                   --------      --------           --------
                  Interest expense                                 $ 10,354      $  6,590           $  3,764
                                                                   ========      ========           ========

    The primary reason for the increase in outstanding debt from June 30, 1996 to June 30, 1997 was the RPI Properties acquisition which was financed through loan assumptions and increased borrowings.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES

    Total revenues increased 27.2%, or $14.8 million, for the six months ended June 30, 1997. Of the $14.8 million increase, $370,000 was primarily the result of increased revenues at the Malls, $13.7 million was the result of increased revenues at the Community Centers, and $660,000 related to other income increases.

Minimum rents

    Minimum rents increased 30.3%, or $12.5 million, for the six months ended June 30, 1997. The summary below identifies the 30.3% increase.

                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
        Same Center                  $0.4                 0.2            $ 0.6      1.5%
        Acquisitions/Developments    $0.0                11.9             11.9     28.8
                                     ----               -----            -----     ----
                                     $0.4               $12.1            $12.5     30.3%
                                     ====               =====            =====     ====

Percentage rents

    Percentage rents increased $240,000 for the six months ended June 30, 1997. Of the $1.8 million in percentage rents for 1997, $860,000 was earned at the Malls and $990,000 was earned at the Community Centers.

Tenant recoveries

    Tenant recoveries reflect a net increase of 9.5% or $1.0 million for the six months ended June 30, 1997. The recovery ratio for the six months ended June 30, 1997 was 93.5% compared to 91.6% for the same period of 1996. The summary below identifies the 9.5% increase by its various components.


                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
         Same center                 $(0.3)             $(0.1)          $(0.4)     (3.9)%
         Acquisitions/Developments     0.0                1.4             1.4      13.4
                                     -----              -----           -----
                                     $(0.3)             $ 1.3           $ 1.0       9.5%
                                     =====              =====           =====      ====

Other revenues

    The $1.0 million increase in other revenues was the result of an increase in temporary tenant revenues at the Malls and increases in management fee revenues.


OPERATING EXPENSES

    Total operating expenses increased 8.7%, or $1.1 million, for the six months ended June 30, 1997. Recoverable expenses increased $850,000, the provision for credit losses increased $240,000 and other operating expenses increased $50,000.

Recoverable expenses

    Recoverable operating expenses increased 7.3% or $850,000, for the six months ended June 30, 1997. The summary below identifies the 7.3% increase by its various components.

                                          INCREASE (DOLLARS IN MILLIONS)
                                    -----------------------------------------
                                                                                  PERCENT
                                    MALLS        COMMUNITY CENTERS      TOTAL      TOTAL
                                    -----        -----------------      -----     -------
         Same center                $(0.9)              $0.0             $(0.9)    (7.1)%
         Acquisitions/Developments    0.0                1.7               1.7     14.4
                                    -----               ----             -----     ----
                                    $(0.9)              $1.7             $ 0.8      7.3%
                                    =====               ====             =====     ====


    The decline in the same center expenses at the malls reflect a net $900,000 reduction in real estate taxes, a $180,000 increase in other operating expenses, and a $170,000 decrease in snow removal costs compared to the same period in the prior year. Same center Community Center expenses reflect a net increase in real estate taxes of $260,000 offset by decreases of $150,000 in snow removal costs and $50,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the RPI Properties acquisition.


Provision for credit losses

    The provision for credit losses was $1.2 million and represented 1.8% of total revenues for the six months ended June 30, 1997, compared to 1.9% of total revenues for the six months ended June 30, 1996.

Depreciation and amortization

    The $3.0 million increase in depreciation and amortization was primarily the result of an increase of $2.3 million from acquisitions (principally the RPI Properties), $190,000 from the opening of two new Community Centers since the end of 1996 and an increase of $470,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

    In the second quarter of 1996, the Company began to increase its staff levels to support the RPI Properties acquisition and expand developments and construction activities. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provide services to the Company, to ventures in which the Company has an ownership interest and to third parties for a fee. GDC, an unconsolidated non-qualified REIT subsidiary, is subject to federal income taxes. GDC also receives management fees for the services provided by its operations staff to ventures.

    As a result, portions of general and administrative expense are now reflected both in the GDC statement of the Company and GDC:

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------
                                                (IN THOUSANDS)
                                             1997          1996
                                             ----          ----
General and administrative expense          $4,303        $4,229
Equity in loss of GDC                        1,377
                                            ------        ------
                                            $5,680        $4,229
                                            ======        ======

INTEREST EXPENSE/CAPITALIZED INTEREST

    Interest expense increased 59.1% or $7.7 million, for the six months ended June 30, 1997. The summary below identifies the increase by its various components (dollars in thousands).

                                                                    SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------------------
                                                             1997            1996         INC. (DEC.)
                                                             ----            ----         -----------
           Average loan balance                            $585,522        $358,543          $226,979
           Average rate                                        7.65%           7.43%             0.22%
                                                           --------        --------          --------
           Total interest                                    22,396          13,320             9,076
           Less:  Capitalized interest                       (2,274)           (875)           (1,399)
           Add:  Amortization of rate buydown                   388             388
           Other                                                111             130               (19)
                                                           --------        --------          --------
           Interest expense                                $ 20,621        $ 12,963          $  7,658
                                                           ========        ========          ========

    The primary reason for the increase in outstanding debt from June 30, 1996 to June 30, 1997 was the RPI Properties acquisition. The $197.0 million purchase price was financed through loan assumptions and increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    The Company has several active development, renovation and expansion projects and will continue to be active in these areas. Future development projects being considered include those relating to the commitment between the Company and Nomura, pursuant to which Nomura has agreed, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for certain of the Company's developments. Management anticipates that the funds available under its revolving line of credit ("Credit Facility") and the Company's plan to utilize construction financing, long-term mortgage debt and the venture structure to raise equity and financing for acquisitions and developments and the issuance of preferred and common stock will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

    At June 30, 1997 the Company's debt to total market capitalization was 52.3% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%.

    Net cash provided by operating activities for the six months ended June 30, 1997 was $24.4 million versus $20.8 million for the corresponding period of 1996. The increase reflects additional net income of $800,000 and an increase in depreciation and amortization.

    Net cash used in investing activities for the six months ended June 30, 1997 was $20.3 million, and reflects additional direct investments in real estate assets and additional indirect investments in real estate through investments in unconsolidated entities.

    Net cash used in financing activities for the six months ended June 30, 1997 was $5.4 million. Cash was provided by additional borrowings of $21.3 million primarily used to fund the increase in real estate investments. Cash was used to fund distributions of $25.3 million and principal payments or mortgages and notes payable of $1.8 million.

RENOVATION, EXPANSION, DEVELOPMENT AND ACQUISITION ACTIVITY

    The Company continues to be very active in its renovation, expansion, development and acquisition activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow.

RENOVATION AND EXPANSION ACTIVITY

Grand Central Mall

    The renovation and expansion of this Mall located in Parkersburg, West Virginia, continues and will increase this property's gross leasable area ("GLA") to 887,000 square feet upon its completion. The addition of a food court and the expansion of the existing cinema to a 37,000 square foot 12-screen cinema were completed and opened in 1996. Additional expansion of the Mall will include an 83,000 square foot Proffitt's which is projected to open in March 1998. The estimated cost of the Proffitt's expansion is $5.0 million of which $3.0 million has been expended at June 30, 1997.

Indian Mound Mall

     The expansion of this Mall located in Newark/Heath, Ohio, will add approximately 120,000 square feet and increase this property's GLA to 539,000 square feet. The expansion includes the addition of a 92,000 square foot Sears, expanding the current cinema from 18,000 square feet to 42,000 square feet and the addition of 6,000 square feet of small shops. The opening of the new retail space is projected for the fall of 1997. The estimated cost of the expansion is $4.1 million of which $2.0 million has been expended at June 30, 1997.

DEVELOPMENT ACTIVITY

Georgesville Square

    This development is a Community Center containing 232,000 square feet of GLA located in Columbus, Ohio. The center is anchored by a 132,000 square foot Lowe's and a 63,000 square foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, and Kroger and the small shops opened in the second quarter of 1997. The estimated cost of the development is $18.4 million, of which $16.9 million is being financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.688% at June 30, 1997) and matures October 1, 1999, subject to two extensions of six months each. As of June 30, 1997, expended dollars totaled $17.6 million of which $15.4 million was drawn under the construction loan. Additionally, the Company announced the construction of a 70,000 square foot 16-screen cinema on one of the center's outparcel lots which is scheduled to open in early 1998. The Company has also expended an additional $2.5 million relating to land costs for future phases of this development.

Meadowview Square

    This development is a Community Center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center is anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart opened in January 1997 and the small shops opened in the second quarter of 1997. The estimated cost of the development is $11.1 million, of which $9.8 million is being financed from a construction loan which bears interest at LIBOR plus 200 basis points (7.688% at June 30, 1997) and matures November 1, 1999 subject to two extensions of six months each. As of June 30, 1997, expended dollars totaled $9.0 million of which

$8.8 million was drawn under the construction loan. The Company has also expended an additional $1.7 million relating to land costs for future phases of this development.

The Great Mall of the Great Plains

    Glimcher Properties Limited Partnership (the "Operating Partnership") maintains a 45.0% interest in Great Plains Metro Mall L.L.C. which owns The Great Mall of the Great Plains, a single level enclosed super-regional, value and entertainment oriented mall totaling approximately 850,000 square feet of GLA located in Olathe, Kansas (Kansas City, Kansas metropolitan area). The cost of the project is being financed through the member contributions of investors and a construction loan of $74.1 million. The property will consist of 10 anchors including a 16-screen cinema, approximately 150 small shop tenants and 20 food court and kiosk units. The grand opening of the Mall Property is scheduled for August 14, 1997.

ACQUISITION ACTIVITY

    The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On July 2, 1997, the Company, in a joint venture partnership with Nomura, completed the acquisition of the Dayton Mall in Dayton, Ohio for a purchase price of $91.0 million. The Mall consists of approximately 1.3 million square feet of GLA including four anchors.

    Also in July 1997, the Company announced it had entered into a contract, subject to due diligence, to acquire the entities which own Colonial Park Mall in Harrisburg, Pennsylvania. This Mall consists of approximately 744,000 square feet of GLA including three anchors.

PORTFOLIO DATA

    Tenants reporting sales data for the twelve month period ended June 30, 1997 and June 30, 1996 represented 9.6 million square feet of GLA, or 68.4% of the 1997/1996 "same store" population. Below is a summary of the "same store" data:


                                                    MALLS                        COMMUNITY CENTERS
                                           ------------------------           ------------------------
     PROPERTY TYPE                         SALES PSF     % INCREASE           SALES PSF     % INCREASE
     --------------------------            ---------     ----------           ---------     ----------
     Anchors...................             $178.93         3.0%               $228.98          0.0%
     Stores....................             $275.61         0.2%               $206.45          2.9%
     Total.....................             $193.79         2.4%               $226.96          0.2%

    The occupancy levels by property type are summarized below:

                                                                     OCCUPANCY
                                          ---------------------------------------------------------------
                                          6/30/97      3/31/97       12/31/96       9/30/96       6/30/96
                                          -------      -------       --------       -------       -------
     Mall Anchors.......................   99.1%         99.1%         99.1%         95.7%         95.8%
     Mall Stores........................   81.1%         81.2%         82.4%         81.4%         82.6%
     Total Mall portfolio ..............   92.8%         92.6%         93.0%         90.6%         91.2%

     Community Centers Anchors..........   97.9%         98.2%         98.3%         97.8%         97.0%
     Community Centers Stores...........   86.0%         86.0%         87.1%         86.2%         87.1%
     Total Community Centers ...........   95.4%         95.5%         95.8%         95.1%         94.7%
     Single Tenant Retail Properties....  100.0%        100.0%        100.0%        100.0%        100.0%
     Total Community Center Portfolio...   95.8%         96.0%         96.2%         95.9%         95.5%

    The Mall anchor tenant vacancy represents one space totaling 27,500 square feet of GLA. The 2.1% Community Center anchor tenant vacancy represents 5 spaces totaling 194,700 square feet of GLA. Mall store vacancies total 338,000 square feet of GLA and community shopping centers store vacancies total 367,900 square feet of GLA.


FUNDS FROM OPERATIONS

    Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and six months ended June 30, 1997 and 1996 (in thousands):

                                                                    1996 NAREIT FFO DEFINITION
                                                          -----------------------------------------------
                                                             THREE MONTHS                   SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                          ------------------             ----------------
                                                          1997          1996             1997        1996
                                                          ----          ----             ----        ----
Net income available to common shareholders.........    $ 6,360       $ 6,802          $12,577      $13,214
Less:
       Gain on sale of property                            (155)                          (155)
Add back:
     Real estate depreciation and amortization......      6,238         4,859           12,482        9,583
     Minority interest in partnership...............        874           826            1,711        1,577
     GRT share of joint venture depreciation
         and amortization                                   121                            242
                                                        -------       -------          -------      -------
Funds from operations...............................    $13,438       $12,487          $26,857      $24,374
                                                        =======       =======          =======      =======

Weighted average shares/units outstanding...........     24,505        24,492           24,499       24,491
                                                        =======       =======          =======      =======

    FFO increased 7.6%, or $950,000 for the three months ended June 30, 1997. The increase was the result of improved property net operating income of $6.8 million combined with decreased general and administrative expense of $190,000, and partially offset by increased interest expense of $3.8 million, the loss from unconsolidated entities of $430,000, preferred stock dividends of $730,000 and a decrease in gain on sale of outparcels of $1.1 million.

    FFO increased 10.2%, or $2.5 million for the six months ended June 30, 1997. The increase was the result of improved property net operating income of $13.6 million partially offset by increased interest expense of $7.7 million, the loss from unconsolidated entities of $830,000, preferred stock dividends of $1.4 million and a decrease in gain on sale of out parcels of $1.1 million.

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

                      None

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                      None

        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      An Annual meeting of shareholders was held on May 12, 1997. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                      Votes of 18,697,982 Shares were cast for the election of Herbert Glimcher as Trustee; votes of 1,789,409 Shares were withheld.

                      Votes of 18,697,932 Shares were cast for the election of David J. Glimcher as Trustee; votes of 1,789,459 Shares were withheld.

                      In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                      Votes of 20,262,757 Shares were cast for the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accounts; votes of 154,217 Shares were against; and votes of 47,290 Shares abstained.

         ITEM 5.      OTHER INFORMATION

                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                      (a)  Exhibits

                      10.41 Operating Agreement of Dayton Mall Venture, LLC dated July 1, 1997 executed by Glimcher Properties Limited Partnership, Glimcher Dayton Mall, Inc., and Property Acquisition Trust 1.


                      10.42 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and George A. Schmidt, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.43 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and Herbert Glimcher, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.44 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and David J. Glimcher, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.45 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and Michael P. Glimcher, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.46 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and William G. Cornely, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.47 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and William R. Husted, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      10.48 Severance Benefits Agreement by and between Glimcher Properties Limited Partnership and Timothy C. Getz, dated June 11, 1997 executed by Glimcher Realty Trust and Glimcher Properties Limited Partnership.

                      (b) During the three months ended June 30, 1997, the Company filed a report on Form 8-K with the Securities and Exchange Commission on June 17, 1997, in connection with an amendment to the Company's Credit Facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GLIMCHER REALTY TRUST




July 31, 1997                   /s/ David J. Glimcher
----------------------          ---------------------------------------------
(Date)                          David J. Glimcher,
                                President & Chief Operating Officer



July 31, 1997                   /s/ William G. Cornely
----------------------          ---------------------------------------------
(Date)                          William G. Cornely,
                                Senior Vice President Chief Financial Officer