Form 10-Q
period 1997-09-30
GLIMCHER REALTY TRUST
filed 1997-11-03
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

As of October 24, 1997, there were 23,667,381 Common Shares of Beneficial Interest outstanding, par value $ .01 per share.


                                  1 of 22 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I:  FINANCIAL INFORMATION                                                                            PAGE
                                                                                                          ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996                          3

         Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996        4

         Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996         5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996         6

         Notes to Consolidated Financial Statements                                                          7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations        12


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             21

     Item 2.  Changes in Securities and Use of Proceeds                                                     21

     Item 3.  Defaults Upon Senior Securities                                                               21

     Item 4.  Submission of Matters to a Vote of Security Holders                                           21

     Item 5.  Other Information                                                                             21

     Item 6.  Exhibits                                                                                      21


SIGNATURES                                                                                                  22


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                        ASSETS
                                                                                  (UNAUDITED)
                                                                               SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                                               ------------------      -----------------
Investment in real estate:
  Land...................................................................         $    78,717            $    78,339
  Buildings, improvements and equipment..................................             860,680                846,500
  Developments in progress:
         Land............................................................               6,281                  6,852
         Developments....................................................              11,876                 17,447
                                                                                   ----------              ---------
                                                                                      957,554                949,138
Less accumulated depreciation............................................             101,193                 86,421
                                                                                   ----------              ---------

         Net investment in real estate...................................             856,361                862,717

Cash and cash equivalents................................................               7,345                  8,968
Cash in escrow...........................................................               5,138                  5,008
Investment in and advances to unconsolidated entities....................              69,962                 41,351
Tenant accounts receivable, net..........................................              22,369                 21,068
Deferred expenses, net...................................................               6,971                  8,644
Prepaid and other assets.................................................              10,144                  1,646
                                                                                   ----------              ---------
                                                                                   $  978,290              $ 949,402
                                                                                   ==========              =========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable...................................................           $ 470,550              $ 470,929
Notes payable............................................................             152,064                104,318
Accounts payable and accrued expenses....................................              22,743                 26,770
Distributions payable....................................................              11,787                 12,044
                                                                                   ----------              ---------
                                                                                      657,144                614,061
Commitments and contingencies

Minority interest in partnership.........................................              30,884                 32,130

Redeemable preferred stock:
  Series A convertible preferred shares of beneficial interest,
     34,000 shares issued and outstanding as of September 30, 1997
     and December 31, 1996...............................................              34,000                 34,000

Shareholders' equity:
  Common shares of beneficial interest, $.01 par value,
     21,910,544 and 21,888,931 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively..............                 219                    219
  Additional paid-in capital.............................................             317,061                316,673
  Distributions in excess of accumulated earnings........................             (61,018)               (47,681)
                                                                                   ----------              ---------
                                                                                   $  978,290              $ 949,402
                                                                                   ==========              =========



   The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              1997           1996
                                                                              ----           ----
Revenues:
     Minimum rents ................................................     $    26,813     $    20,887
     Percentage rents .............................................             873             592
     Tenant recoveries ............................................           5,887           5,641
     Other ........................................................             828             514
                                                                        -----------     -----------
       Total revenues..............................................          34,401          27,634
                                                                        -----------     -----------
Operating expenses:
     Real estate taxes ............................................           2,852           2,536
     Recoverable operating expenses ...............................           3,697           3,116
     Other operating expenses .....................................             863             653
                                                                        -----------     -----------
       Total operating expenses ...................................           7,412           6,305
                                                                        -----------     -----------

       Property net operating income ..............................          26,989          21,329

Depreciation and amortization .....................................           7,001           5,456
General and administrative ........................................           1,952           2,354
Gain on sales of property/outparcels ..............................                             382
Interest income ...................................................             265             121
Interest expense ..................................................          11,229           6,514
Equity in income (loss) of unconsolidated entities ................             124
Minority interest in operating partnership ........................             791             829
                                                                        -----------     -----------
Net income ........................................................           6,405           6,679
Preferred stock dividends .........................................             728
                                                                        -----------     -----------
    Net income available to common shareholders ...................     $     5,677     $     6,679
                                                                        ===========     ===========

Earnings per share available to common shareholders ...............     $      0.26     $      0.31
                                                                        ===========     ===========

Cash distributions declared per common share of beneficial interest     $    0.4808     $    0.4808
                                                                        ===========     ===========

Weighted average number of  common shares of beneficial interest
    outstanding ...................................................      21,907,885      21,888,931
                                                                        ===========     ===========










   The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             1997               1996
                                                                             ----               ----
Revenues:
     Minimum rents ................................................     $     80,539      $     62,104
     Percentage rents .............................................            2,720             2,199
     Tenant recoveries ............................................           17,575            16,315
     Other ........................................................            2,678             1,359
                                                                        ------------      ------------
       Total revenues .............................................          103,512            81,977
                                                                        ------------      ------------
Operating expenses:
     Real estate taxes ............................................            8,059             7,453
     Recoverable operating expenses ...............................           10,993             9,855
     Other operating expenses......................................            2,483             1,986
                                                                        ------------      ------------
       Total operating expenses ...................................           21,535            19,294
                                                                        ------------      ------------

       Property net operating income ..............................           81,977            62,683

Depreciation and amortization .....................................           20,658            16,157
General and administrative ........................................            6,255             6,583
Gain on sales of property/outparcels ..............................              155             1,501
Interest income ...................................................              507               332
Interest expense ..................................................           31,850            19,477
Equity in income (loss) of unconsolidated entities ................             (951)
Minority interest in operating partnership ........................            2,502             2,406
                                                                        ------------      ------------
Net income ........................................................           20,423            19,893
Preferred stock dividends .........................................            2,169
                                                                        ------------      ------------
     Net income available to common shareholders ..................     $     18,254      $     19,893
                                                                        ============      ============

Earnings per share available to common shareholders ...............     $       0.83      $       0.91
                                                                        ============      ============

Cash distributions declared per common share of beneficial interest     $     1.4424      $     1.4424
                                                                        ============      ============

Weighted average number of  common shares of beneficial interest
     outstanding ..................................................       21,899,383        21,887,778
                                                                        ============      ============

















   The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           1997         1996
                                                                           ----         ----
Cash flows from operating activities:
     Net income ....................................................     $ 20,423      $ 19,893
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ......................        1,865         1,461
              Depreciation and amortization ........................       20,658        16,157
              Gain on sales of property/outparcels .................         (155)       (1,501)
              Other non-cash expenses ..............................          582           622
              Equity in loss of unconsolidated entities ............          951
              Minority interest in operating partnership ...........        2,502         2,406

         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ......................       (2,981)       (5,518)
              Prepaid and other assets .............................          577           885
              Accounts payable and accrued expenses ................       (3,501)       (1,889)
                                                                         --------      --------

         Net cash provided by operating activities .................       40,921        32,516
                                                                         --------      --------

Cash flows from investing activities:
         Proceeds of sales .........................................          253         4,325
         Additions to investment in real estate ....................      (16,766)      (59,252)
         Acquisition of properties .................................                     (5,167)
         Investment in and advances to unconsolidated entities .....      (29,780)
         Additions to cash in escrow ...............................         (130)      (27,132)
         Additions to deferred expenses and other ..................       (9,711)         (116)
                                                                         --------      --------

         Net cash used in investing activities .....................      (56,134)      (87,342)
                                                                         --------      --------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ...............       48,600        75,600
         Proceeds from issuance of mortgage and notes payable ......        4,559        17,372
         Principal payments on mortgage and notes payable ..........       (2,192)       (2,733)
         Proceeds from issuance of shares ..........................          395            77
         Cash distributions ........................................      (37,772)      (35,326)
                                                                         --------      --------

         Net cash provided by financing activities .................       13,590        54,990
                                                                         --------      --------

Net change in cash and cash equivalents ............................       (1,623)          164

Cash and cash equivalents, at beginning of period ..................        8,968         5,832
                                                                         --------      --------

Cash and cash equivalents, at end of period ........................     $  7,345      $  5,996
                                                                         ========      ========

        The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.        BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (89.4% owned by GRT as of September 30, 1997 and December 31, 1996), four Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, and Glimcher York Associates Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are wholly-owned, directly or indirectly by GRT. The Operating Partnership has an investment in three corporate ventures and one other corporation which are accounted for under the equity method. All significant inter-company balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in Glimcher Realty Trust's Form 10-K for year ended December 31, 1996.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $356 and $2,623 for real estate improvements as of September 30, 1997 and September 30, 1996, respectively.

         The Company, through the Operating Partnership, acquired one community shopping center during the nine months ended September 30, 1996. The purchase price of $12,553 included $5,167 in cash and the assumption of net liabilities and mortgage debt of $7,386.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investments in unconsolidated entities consist of preferred stock and non-voting common stock of Glimcher Development Corporation ("GDC"), a 45.0% interest in Great Plains Metro Mall L.L.C., a 33.3% interest in Johnson City Venture L.L.C. and a 40.0% interest in Dayton Mall L.L.C.

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

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


         The summary financial information of the Company's unconsolidated entities accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities which ranges from 33.3% to 95.0% are presented below:



BALANCE SHEETS

                                                    SEPTEMBER 30, 1997      DECEMBER 31, 1996
                                                    ------------------      -----------------
Assets:
     Investment properties at cost, net ....               $254,648               $110,281
     Cash and cash equivalents .............                  2,508                    409
     Tenant accounts receivable ............                  2,228                    228
     Other assets ..........................                 14,810                    673
                                                           --------               --------
                                                           $274,194               $111,591
                                                           ========               ========

Liabilities and Members' Equity:
     Mortgage note payable .................                163,909               $ 57,978
     Accounts payable and accrued expenses .                 32,917                  5,682
                                                           --------               --------
                                                            196,826                 63,660
Members' equity ............................                 77,368                 47,931
                                                           --------               --------
                                                           $274,194               $111,591
                                                           ========               ========

Operating Partnership's Share of:
     Members' equity .......................               $ 51,250               $ 40,439
                                                           ========               ========


RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
     INVESTMENT IN UNCONSOLIDATED ENTITIES:
     Members' equity .......................               $ 51,250               $ 40,439
     Advances and additional costs .........                 18,712                    912
                                                           --------               --------
     Investment in unconsolidated entities .               $ 69,962               $ 41,351
                                                           ========               ========



STATEMENTS OF OPERATIONS

                                                    FOR THREE MONTHS ENDED  FOR NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1997      SEPTEMBER 30, 1997
                                                      ------------------      ------------------

Total revenues .............................               $  8,401               $ 12,867
Operating expenses .........................                 (4,029)                (7,562)
                                                           --------               --------
Net operating income .......................                  4,372                  5,305
Depreciation and amortization ..............                 (1,415)                (1,940)
Interest expense ...........................                 (2,416)                (3,498)
                                                           --------               --------
     Net income (loss) .....................               $    541               $   (133)
                                                           ========               ========

Operating Partnership's share of net income (loss)         $    124               $   (951)
                                                           ========               ========

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE

         Mortgage notes payable at September 30, 1997 and December 31, 1996 consist of the following:


                                                                 CARRYING
                                                             AMOUNT OF MORTGAGE
             DESCRIPTION                                       NOTES PAYABLE                  INTEREST RATE
--------------------------------------------------------------------------------------------------------------------
                                                            SEPT 30,        DEC. 31,       SEPT 30,      DEC. 31,
                                                             1997             1996          1997          1996
                                                             ----             ----          ----          ----
Grand Central Limited Partnership.................      $   25,000       $   25,000         6.935%        6.935%
Glimcher Holdings Limited Partnership - Loan A....          40,000           40,000         6.995%        6.995%
Glimcher Holdings Limited Partnership - Loan B....          40,000           40,000         7.505%        7.505%
Glimcher Centers Limited Partnership..............          76,000           76,000         7.625%        7.625%
Morgantown Mall Associates Limited Partnership              50,200           50,200         7.500%        7.500%
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership.....          50,000           50,000         7.470%        7.470%
      Delaware Community Shopping Center..........           8,237            8,380         7.875%        7.875%
      Retail Property Investors, Inc. - Assumed loans:
         Applewood Village........................                            3,797                       9.000%
         Artesian Square..........................           5,326            5,340         8.000%        8.000%
         Audubon Village..........................           4,249            4,350         8.750%        8.750%
         Aviation Plaza...........................           6,676            6,723         8.000%        8.000%
         Barren River Plaza.......................           8,028            8,101         8.750%        8.750%
         Crossing Meadows.........................           9,294            9,375         8.000%        8.000%
         Crossroads Center........................           6,580            6,590         8.000%        8.000%
         Cumberland Crossing......................           5,090            5,137         8.750%        8.750%
         East Pointe Plaza........................          11,049           11,111         8.750%        8.750%
         Lexington Parkway Plaza..................           7,411            7,538         9.125%        9.125%
         Logan Place..............................           2,370            2,415         8.000%        8.000%
         Marion Towne Center......................           5,686            5,740         7.375%        7.375%
         Piedmont Plaza...........................          10,077           10,125         8.000%        8.000%
         Roane County Plaza.......................           5,038            5,123         9.125%        9.125%
         Southside Plaza..........................           6,462            6,547         8.000%        8.000%
         Village Plaza............................          18,769           18,887         8.000%        8.000%
      Retail Property Investors, Inc. - Bridge Facility     34,372           34,372          (f)           (f)
   Construction Loans:
      Morgantown Commons ($10,500 available)......           9,455            9,455          (g)           (g)
      Georgesville Square ($16,900 available).....          16,142           13,515          (h)           (h)
      Meadowview Square ($9,800 available)........           9,039            7,108          (h)           (h)
                                                          --------         --------
Total Mortgage Notes Payable......................        $470,550         $470,929
                                                          ========         ========


                                                                     ESTIMATED
                                                                      BALLOON
                                                         PAYMENT     PAYMENT AT          FINAL
             DESCRIPTION (Continued)                      TERMS       MATURITY        MATURITY DATE
---------------------------------------------------------------------------------------------------



Grand Central Limited Partnership.................          (a)         $25,000      October 1, 2000
Glimcher Holdings Limited Partnership - Loan A....          (a)          40,000     February 1, 1999
Glimcher Holdings Limited Partnership - Loan B....          (a)          40,000     February 1, 2003
Glimcher Centers Limited Partnership..............          (a)          76,000       August 1, 2000
Morgantown Mall Associates Limited Partnership              (a)          50,200        April 1, 1999
Glimcher Properties Limited Partnership -
   Mortgage Notes Payable:
      Glimcher Properties Limited Partnership.....          (a)          50,000     October 26, 2002
      Delaware Community Shopping Center..........          (b)                        April 1, 2016
      Retail Property Investors, Inc. - Assumed loans:
         Applewood Village........................          (c)
         Artesian Square..........................          (b)           5,190         June 1, 2000
         Audubon Village..........................          (b)           3,813         July 1, 2000
         Aviation Plaza...........................          (b)           6,561         June 1, 1999
         Barren River Plaza.......................          (b)           7,592        June 10, 2001
         Crossing Meadows.........................          (b)           9,096         June 1, 1999
         Crossroads Center........................          (b)           6,203         July 1, 2000
         Cumberland Crossing......................          (b)           4,814        June 10, 2001
         East Pointe Plaza........................          (b)          10,679        June 10, 2001
         Lexington Parkway Plaza..................          (b)           6,941        March 1, 2000
         Logan Place..............................          (b)           1,948          May 1, 2000
         Marion Towne Center......................          (b)           5,268         July 1, 2002
         Piedmont Plaza...........................          (b)           9,850        March 1, 2000
         Roane County Plaza.......................          (b)           4,722        March 1, 2000
         Southside Plaza..........................          (b)           6,452     November 5, 1997
         Village Plaza............................          (b)          18,402     November 1, 1999
      Retail Property Investors, Inc. - Bridge Facility  (a)(d)          34,372       April 17, 1998
   Construction Loans:
      Morgantown Commons ($10,500 available)......          (a)                         June 1, 1998
      Georgesville Square ($16,900 available).....       (a)(e)                      October 1, 1999
      Meadowview Square ($9,800 available)........       (a)(e)                     November 1, 1999

Total Mortgage Notes Payable......................



(a) The loan requires monthly payments of interest only. (b) The loan requires monthly payments of principal and interest only.
(c)  This property was sold on April 9, 1997.
(d) The loan has been extended from October 17, 1997 until April 17, 1998 and can be extended for an additional six months.
(e)  The loan can be extended for up to one year.
(f) The loan bears interest at LIBOR plus 175 basis points (7.438% at September 30, 1997 and 7.375% at December 31, 1996, respectively).
(g) The loan bears interest at LIBOR plus 200 basis points (7.687% at September 30, 1997 and 7.625% at December 31, 1996, respectively).
(h) The loan bears interest at LIBOR plus 200 basis points (7.6328% at September 30, 1997 and 7.625% at December 31, 1996, respectively).

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

4.       NOTES PAYABLE

         On May 15, 1997, the Company, through the Operating Partnership, amended its existing line of credit (the "Credit Facility"). The amended Credit Facility provides for an increase in the amount the Company can borrow from $175,000 to $190,000, extends the term from June 30, 1998 to July 31, 1998, and provides an option to extend the term to July 31, 1999. The amended Credit Facility also provides for a reduction in the tiered interest rate schedule with borrowings bearing interest at a variable rate of not more than LIBOR plus 170 basis points. At September 30, 1997, the Company's interest rate under the amended agreement was LIBOR plus 170 basis points (7.356%).

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

7.        SHAREHOLDERS EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1997:


         Balance, January 1, 1997.........................        $  (47,681)
                                                                  ----------

              Distributions declared, $1.4424 per Share...           (31,591)
              Preferred stock dividends...................            (2,169)
              Net income..................................            20,423
                                                                  ----------
         Balance, September 30, 1997......................        $  (61,018)
                                                                  ==========

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


8.        SUBSEQUENT EVENT

         On October 6, 1997, the Company completed a public offering of an additional 1,750,000 common shares of beneficial interest to the public, resulting in net proceeds to the Company of $37,885. The Company used the net proceeds to repay a portion of the outstanding borrowings on the Company's Credit Facility.


9.        PRO FORMA FINANCIAL INFORMATION

         The accompanying unaudited pro forma consolidated statements of operations for the three and nine months ended September 30, 1996, are presented as if the acquisition of Retail Properties Investors, Inc. properties (RPI) and Delaware Community Plaza had been made as of January 1, 1996.

         The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the acquisition of RPI and Delaware Community Plaza had been completed as of the beginning of the periods presented, nor are they indicative of the results of operations for future periods.



                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS          NINE MONTHS
                                                                          ENDED                ENDED
                                                                      SEPT 30, 1996         SEPT 30, 1996
                                                                      -------------         -------------


Total revenue .................................................          $33,681               $101,137
                                                                         -------               --------

Operating expenses:
    Real estate taxes .........................................            2,905                  8,570
    Recoverable operating expenses ............................            3,519                 11,640
    Other operating expenses ..................................              653                  2,138
                                                                         -------               --------
          Total operating expenses ............................            7,077                 22,348
                                                                         -------               --------

            Property net operating income .....................           26,604                 78,789

Depreciation and amortization .................................            6,611                 20,499
General and administrative ....................................            2,452                  6,870
Gain on sales of outparcels ...................................              382                  1,501
Interest income ...............................................              261                    712
Interest expense ..............................................           10,411                 30,785
Minority interest in operating partnership ....................              826                  2,433
                                                                         -------               --------
Net income ....................................................          $ 6,947               $ 20,415
                                                                         =======               ========

            Earnings per share available to common shareholders          $  0.32               $   0.93
                                                                         =======               ========


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Total revenues increased 24.5%, or $6.8 million, for the three months ended September 30, 1997. Of the $6.8 million increase, $6.6 million was the result of increased revenues at the Community Shopping Centers ("Community Centers") and $150,000 related to other revenue increases.

Minimum rents

         Minimum rents increased 28.4%, or $5.9 million, for the three months ended September 30, 1997. The summary below identifies the 28.4% increase.



                                                          INCREASE (DOLLARS IN MILLIONS)
                                                      ----------------------------------------
                                                                                                      PERCENT
                                             MALLS           COMMUNITY CENTERS       TOTAL             TOTAL
Same Center                                 $   0.0               $ (0.1)           $ (0.1)             (0.3)%
Acquisitions/Developments                       0.0                  6.0               6.0              28.7
                                            -------              -------           -------              ----
                                            $   0.0               $  5.9            $  5.9              28.4%
                                            =======               ======            ======              ====

Percentage rents

         Percentage rents increased $280,000 for the three months ended September 30, 1997. Of this increase, $130,000 was earned at the mall properties ("Malls") and $150,000 was earned at the Community Centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 4.4% or $250,000 for the three months ended September 30, 1997 compared to the third quarter of 1996. The summary below identifies the 4.4% increase by its various components.


                                       INCREASE (DOLLARS IN MILLIONS)
                                   ---------------------------------------        PERCENT
                                    MALLS   COMMUNITY CENTERS     TOTAL            TOTAL
                                                                                   -----
Same center                        $ (0.2)        $ (0.3)        $ (0.5)            (9.4)%
Acquisitions/Developments             0.0            0.8            0.8             13.8
                                   ------         ------         ------          -------
                                   $ (0.2)        $  0.5         $  0.3              4.4%
                                   ======         ======         ======          =======

Other revenues

         The $310,000 increase in other revenues is primarily the result of increases in management fee revenues from unconsolidated joint ventures. During the third quarter of 1997, joint ventures in which the Company has an interest, acquired The Dayton Mall and opened The Great Mall of the Great Plains.

OPERATING EXPENSES

         Total operating expenses increased 17.6%, or $1.1 million, for the three months ended September 30, 1997. Recoverable expenses increased $900,000, the provision for credit losses increased $160,000 and other operating expenses increased $50,000, primarily as a result of the acquisition and development activities described above.

Recoverable expenses

         Recoverable operating expenses increased 15.9% or $900,000 for the three months ended September 30, 1997. The summary below identifies the 15.9% increase by its various components.


                                                            INCREASE (DOLLARS IN MILLIONS)
                                                          -----------------------------------    PERCENT
                                               MALLS        COMMUNITY CENTERS        TOTAL        TOTAL
                                             -------        -----------------       ------       -------
Same center                                  $  0.2              $  (0.2)           $  0.0         0.0%
Acquisitions/Developments                       0.0                  0.9               0.9        15.9
                                             ------              -------            ------        ----
                                             $  0.2              $   0.7            $  0.9        15.9%
                                             ======              =======            ======        ====


         The increase in the same center expenses at the Malls reflect a $130,000 decrease in real estate taxes and a $350,000 increase in other operating expenses. Same center Community Center expenses reflect a decrease in real estate taxes of $70,000 and a decrease of $140,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the Retail Property Investors, Inc. properties ("RPI Properties") acquisition.

Provision for credit losses

         The provision for credit losses was $620,000 and represented 1.8% of total revenues for the three months ended September 30, 1997, compared to 1.6% of total revenues for the third quarter of 1996.

Depreciation and amortization

         The $1.5 million increase in depreciation and amortization consists of an increase of $1.1 million from acquisitions (principally the RPI Properties), $130,000 from the opening of two new Community Centers since the end of 1996 and an increase of $270,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         In the second quarter of 1996, the Company began to increase its staff levels to support the RPI Properties acquisition and expand development and construction activities. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provide services to the Company, to ventures in which the Company has an ownership interest and to third parties for a fee. GDC, an unconsolidated non-qualified REIT subsidiary, is subject to federal income taxes. The Company also receives management fees for the services provided by its operations staff to ventures.

         As a result, portions of general and administrative expense are now reflected both in the GDC statement operations of the Company and GDC:


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                       1997          1996
                                                       ----          ----
          General and administrative expense        $  1,952      $  2,354
          Equity in loss of GDC                          117

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 72.4% or $4.7 million, for the three months ended September 30, 1997. The summary below identifies the increase by its various components (dollars in thousands).


                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------
                                                     1997            1996        INC. (DEC.)
                                                     ----            ----        -----------
           Average loan balance                   $ 614,208       $ 413,965       $ 200,243
           Average rate                                7.65%           7.42%           0.23%
                                                  ----------      ---------       ---------
           Total interest                            11,747           7,679           4,068
           Less:  Capitalized interest                 (766)         (1,427)            661
           Add:  Amortization of rate buydown           194             194
           Other                                         54              68             (14)
                                                  ---------       ---------       ---------
           Interest expense                       $  11,229       $   6,514       $   4,715
                                                  =========       =========       =========

         The primary reason for the increase in outstanding debt from September 30, 1996 to September 30, 1997 was the RPI Properties acquisition which was financed through loan assumptions and increased borrowings.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

         Total revenues increased 26.3%, or $21.5 million, for the nine months ended September 30, 1997. Of the $21.5 million increase, $400,000 was the result of increased revenues at the Malls, $20.2 million was the result of increased revenues at the Community Centers, and $940,000 related to other revenue increases.

Minimum rents

         Minimum rents increased 29.7%, or $18.4 million, for the nine months ended September 30, 1997. The summary below identifies the 29.7% increase.


                                                      INCREASE (DOLLARS IN MILLIONS)
                                             ---------------------------------------------------       PERCENT
                                               MALLS           COMMUNITY CENTERS      TOTAL             TOTAL
                                               -----           -----------------      -----             -----
Same Center                                  $  0.4               $  0.2            $  0.6               0.9%
Acquisitions/Developments                       0.0                 17.8              17.8              28.8
                                             ------               ------            ------              ----
                                             $  0.4               $ 18.0            $ 18.4              29.7%
                                             ======               ======            ======              ====


Percentage rents

         Percentage rents increased $520,000 for the nine months ended September 30, 1997. Of the $2.7 million in percentage rents for 1997, $1.3 million was earned at the Malls and $1.4 million was earned at the Community Centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 7.7% or $1.3 million for the nine months ended September 30, 1997. The recovery ratio for the nine months ended September 30, 1997 was 92.2% compared to 94.3% for the same period of 1996. The summary below identifies the 7.7% increase by its various components.


                                                        INCREASE (DOLLARS IN MILLIONS)
                                           --------------------------------------------------------    PERCENT
                                            MALLS              COMMUNITY CENTERS      TOTAL             TOTAL
                                            -----              -----------------      -----             -----
       Same center                         $ (0.5)                 $ (0.4)          $ (0.9)             (5.8)%
       Acquisitions/Developments              0.0                     2.2              2.2              13.5
                                           ------                  ------           ------               ---
                                           $ (0.5)                 $  1.8           $  1.3               7.7%
                                           ======                  ======           ======               ===

Other revenues

       The $1.3 million increase in other revenues was the result of an increase in temporary tenant revenues of $315,000 and increases in management fee revenues of 1.0 million from unconsolidated joint ventures. During the third quarter of 1997, joint ventures in which the Company has an interest, acquired The Dayton Mall and opened The Great Mall of the Great Plains.

OPERATING EXPENSES


         Total operating expenses increased 11.6%, or $2.2 million, for the nine months ended September 30, 1997. Recoverable expenses increased $1.7 million, the provision for credit losses increased $400,000 and other operating expenses increased $90,000, primarily as a result of the acquisition and development activities described above.

Recoverable expenses

         Recoverable operating expenses increased 10.1% or $1.7 million, for the nine months ended September 30, 1997. The summary below identifies the 10.1% increase by its various components.


                                                        INCREASE (DOLLARS IN MILLIONS)
                                                 ----------------------------------------------
                                                                   COMMUNITY                           PERCENT
                                                   MALLS            CENTERS           TOTAL             TOTAL
                                                   -----            -------           -----             -----
       Same center                               $ (0.7)           $ (0.2)          $ (0.9)             (4.8)%
       Acquisitions/Developments                    0.0               2.6              2.6              14.9
                                                 ------            ------           ------              ----
                                                 $ (0.7)           $  2.4           $  1.7              10.1%
                                                 ======            ======           ======              ====

         The decline in the same center expenses at the Malls reflect a $1.1 million reduction in real estate taxes, a $520,000 increase in other operating expenses, and a $160,000 decrease in snow removal costs compared to the same period in the prior year. Same center Community Center expenses reflect an increase in real estate taxes of $190,000 offset by decreases of $240,000 in snow removal costs and $110,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the RPI Properties acquisition.


Provision for credit losses

         The provision for credit losses was $1.9 million and represented 1.8% of total revenues for the nine months ended September 30, 1997, compared to 1.8% of total revenues for the nine months ended September 30, 1996.

Depreciation and amortization

         The $4.5 million increase in depreciation and amortization was primarily the result of an increase of $3.5 million from acquisitions (principally the RPI Properties), $300,000 from the opening of two new Community Centers since the end of 1996 and an increase of $740,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         In the second quarter of 1996, the Company began to increase its staff levels to support the RPI Properties acquisition and expand development and construction activities. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provide services to the Company, to ventures in which the Company has an ownership interest and to third parties for a fee. GDC, an unconsolidated non-qualified REIT subsidiary, is subject to federal income taxes. GDC also receives management fees for the services provided by its operations staff to ventures.

         As a result, portions of general and administrative expense are now reflected both in the GDC statement of the Company and GDC:



                                           NINE MONTHS ENDED SEPTEMBER 30, 1997
                                           ------------------------------------
                                                        1997               1996
                                                        ----               ----
        General and administrative expense            $ 6,255          $ 6,583
        Equity in loss of GDC                           1,494


INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 63.5% or $12.4 million, for the nine months ended September 30, 1997. The summary below identifies the increase by its various components (dollars in thousands).


                                                              NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                              ------------------------------------
                                                          1997                 1996             INC. (DEC.)
                                                          ----                 ----             -----------
           Average loan balance                        $ 595,338            $ 377,271            $ 218,067
           Average rate                                     7.65%                7.42%                0.23%
                                                       ---------            ---------
           Total interest                                 34,158               20,995               13,163
           Less:  Capitalized interest                    (3,039)              (2,302)                (737)
           Add:  Amortization of rate buydown                582                  582
           Other                                             149                  202                  (53)
                                                       ---------            ---------            ---------
           Interest expense                            $  31,850            $  19,477            $  12,373
                                                       =========            =========            =========

         The primary reason for the increase in outstanding debt from September 30, 1996 to September 30, 1997 was the RPI Properties acquisition which was financed through loan assumptions and increased borrowings.

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

         At September 30, 1997 the Company's debt to total market capitalization was 51.1% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%. On October 6, 1997, the Company completed a public offering of an additional 1,750,000 shares of beneficial interest to the public, resulting in net proceeds to the Company of $37.9 million. The Company used the net proceeds to repay a portion of the outstanding borrowings on the Company's revolving line of credit. The Company's total debt to total market capitalization as of September 30, 1997, would be reduced to 47.9%, on a pro forma basis, as a result of this offering.

         Net cash provided by operating activities for the nine months ended September 30, 1997 was $40.9 million versus $32.5 million for the corresponding period of 1996. Net income adjusted for non-cash items accounted for a $7.8 million increase, while changes in operating assets and liabilities accounted for a $620,000 increase.

         Net cash used in investing activities for the nine months ended September 30, 1997 was $56.1 million, and reflects additional direct investments in real estate assets and additional indirect investments in real estate through investments in unconsolidated entities.

         Net cash provided by financing activities for the nine months ended September 30, 1997 was $13.6 million. Cash was provided by additional borrowings of $53.2 million primarily used to fund the increase in real estate investments. Cash was used to fund distributions of $37.8 million and principal payments or mortgages and notes payable of $2.2 million.

RENOVATION, EXPANSION, DEVELOPMENT AND ACQUISITION ACTIVITY

         The Company continues to be very active in its renovation, expansion, development and acquisition activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow.

Renovation and Expansion Activity
---------------------------------

Grand Central Mall

         The renovation and expansion of this Mall located in Parkersburg, West Virginia, continues and will increase this property's gross leasable area ("GLA") to 882,000 square feet upon its completion. The addition of a food court and the expansion of the existing cinema to a 37,000 square foot 12-screen cinema were completed and opened in 1996. Additional expansion of the Mall will include an 83,000 square foot Proffitt's which is projected to open in March 1998. The estimated cost of the Proffitt's expansion is $5.4 million of which $4.6 million had been expended at September 30, 1997.

Indian Mound Mall

          The expansion of this Mall located in Newark/Heath, Ohio, will add approximately 122,000 square feet and increase this property's GLA to 543,000 square feet. The expansion includes the addition of a 93,000 square foot Sears, which opened in late September 1997 expanding the current cinema from 18,000 square feet to 42,000 square feet and the addition of 5,000 square feet of small shops. The opening of the remainder of the new retail space is projected for the fourth quarter of 1997. The estimated cost of the expansion is $3.9 million of which $2.5 million had been expended at September 30, 1997.

Development Activity
--------------------

Georgesville Square

         This development is a Community Center containing 232,000 square feet of GLA located in Columbus, Ohio. The center is anchored by a 132,000 square foot Lowe's and a 63,000 square foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, and Kroger and the small shops opened in the second quarter of 1997. The cost of the development was $18.4 million of which $16.1 million has been advanced from a construction loan as of September 30, 1997. An additional $800,000 is available from the construction loan which bears interest at LIBOR plus 200 basis points (7.633% at September 30, 1997) and matures October 1, 1999, subject to two extensions of six months each. Additionally, the Company announced the construction of a 70,000 square foot 16-screen cinema on one of the center's outparcel lots which is scheduled to open in the fourth quarter of 1997. The Company has also expended an additional $2.5 million relating to land costs for future phases of this development.

Meadowview Square

         This development is a Community Center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center is anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart opened in January 1997 and the small shops opened in the second quarter of 1997. The cost of the development was $11.1 million of which $9.0 million had been advanced from a construction loan as of September 30, 1997. An additional $800,000 is available from the construction loan which bears interest at LIBOR plus 200 basis points (7.633% at September 30, 1997) and matures October 1, 1999, subject to two extensions of six months each. The Company has also expended an additional $1.7 million relating to land costs for future phases of this development.

The Great Mall of the Great Plains

         Glimcher Properties Limited Partnership maintains a 45.0% interest in Great Plains Metro Mall L.L.C. which owns The Great Mall of the Great Plains, a single level enclosed super-regional, value and entertainment oriented mall totaling approximately 782,000 square feet of GLA located in Olathe, Kansas (Kansas City, Kansas metropolitan area). The cost of the project through September 30, 1997, was financed through member equity and advances and a construction loan of $74.1 million of which $71.5 million was outstanding at September 30, 1997. The property consists of 10 anchors including a 16-screen cinema, approximately 150 small shop tenants and 20 food court and kiosk units. The grand opening of the Mall Property was on August 14, 1997.

Acquisition Activity
--------------------

         The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On July 2, 1997, the Company, in a joint venture partnership with Nomura, completed the acquisition of The Dayton Mall in Dayton, Ohio for a purchase price of $91.0 million. The Mall consists of approximately 1.3 million square feet of GLA including four anchors. On October 1, 1997, the Company, in a joint venture with Nomura, completed the acquisition of Colonial Park Mall in Harrisburg, Pennsylvania for a purchase price of $48.0 million. Colonial Park Mall consists of approximately 744,000 square feet of GLA including three anchors.

PORTFOLIO DATA

         Tenants reporting sales data for the twelve month period ended September 30, 1997 and September 30, 1996 represented 9.8 million square feet of GLA, or 68.7% of the 1997/1996 "same store" population. Below is a summary of the "same store" data:



                         MALLS                   COMMUNITY CENTERS
                  --------------------       ------------------------
PROPERTY TYPE     SALES PSF  %INCREASE       SALES PSF      %INCREASE
-------------     ---------  ---------       ---------      ---------

Anchors           $170.42       5.0%         $237.28          1.9%
Stores            $244.00       1.2%         $186.48          3.1%
Total             $194.43       3.5%         $231.73          2.0%



         Portfolio occupancy statistics (1) by property type are summarized below:


                                                                  OCCUPANCY (2)
                                         ---------------------------------------------------------------
                                         9/30/97      6/30/97        3/31/97      12/31/96       9/30/96
                                         -------      -------        -------      --------       -------

Mall Anchors(3)                           99.4%         99.1%         99.1%         99.1%         95.7%
Mall Stores                               79.4%         82.6%         83.1%         84.2%         83.1%
Total Mall portfolio                      91.7%         92.8%         92.6%         93.0%         90.6%

Community Centers Anchors(3)              97.6%         97.9%         98.2%         98.3%         97.8%
Community Centers Stores                  83.8%         86.0%         86.0%         87.1%         87.1%
  Total Community Centers                 94.4%         95.4%         95.5%         95.8%         95.1%
Single Tenant Retail Properties           92.2%        100.0%        100.0%        100.0%        100.0%
Total Community Center Portfolio          94.2%         95.8%         96.0%         96.2%         95.5%

     The Mall store occupancy at September 30, 1997, reflects the acquisition of The Dayton Mall, expansion and renovation activities at Grand Central Mall and at Indian Mound Mall and the opening of The Great Mall of the Great Plains. The stabilized Mall portfolio, (excluding The Great Mall of the Great Plains which opened recently) had Mall store occupancy of 80.9% at September 30, 1997.

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) The 0.6% Mall anchor tenant vacancy represents one space totaling 27,500 square feet of GLA. The 2.4% Community Center anchor tenant vacancy represents 6 spaces totaling 225,300 square feet of GLA.
(3) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial terms of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and nine months ended September 30, 1997 and 1996 (in thousands):



                                                                    1996 NAREIT FFO DEFINITION
                                                      ------------------------------------------------------
                                                             THREE MONTHS                  NINE MONTHS
                                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                      -----------------------          ---------------------
                                                         1997            1996          1997           1996
                                                         ----            ----          ----           ----

Net income available to common shareholders ..        $  5,677         $ 6,679        $18,254        $19,893
     Real estate depreciation and amortization           6,298           4,890         18,780         14,473
     Gain on sale of property ................                                           (155)
     GRT share of joint venture depreciation
         and amortization ....................             967                          1,209
     Minority interest in partnership ........             791             829          2,502          2,406
                                                      --------         -------        -------        -------

Funds from operations ........................        $ 13,733         $12,398        $40,590        $36,772
                                                      ========         =======        =======        =======

Weighted average shares/units outstanding ....          24,512          24,493         24,503         24,492
                                                      ========         =======        =======        =======


         FFO increased 10.8%, or $1.3 million for the three months ended September 30, 1997. The increase was the result of improved property net operating income of $5.7 million, a decrease in general and administrative expense of $400,000 and an increase in the FFO from unconsolidated entities of $1.1 million, partially offset by increased interest expense of $4.7 million, a decrease in gain on sale of outparcels of $380,000 and an increase in preferred stock dividends of $730,000.

         FFO increased 10.4%, or $3.8 million for the nine months ended September 30, 1997. The increase was the result of improved property net operating income of $19.3 and an increase in the FFO from unconsolidated entities of $260,000, partially offset by increased interest expense of $12.4 million, a decrease in gain on sale of outparcels of $1.3 million and an increase in preferred stock dividends of $2.2 million.

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

                                     PART II


                                OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS

                      None

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

                      None

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                      None

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      None

         ITEM 5.      OTHER INFORMATION

                      None

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                      (a)   Exhibits

                      3.1 Amendment of Declaration of Trust of the Company, dated July 23, 1997, and filed with the Maryland State Department of Assessments and Taxation on July 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST




November 3, 1997                    /s/ David J. Glimcher
-------------------                 ---------------------------------
(Date)                              David J. Glimcher, President &
                                    Chief Operating Officer



November 3, 1997                    /s/ William G. Cornely
-------------------                 ---------------------------------
(Date)                              William G. Cornely, Senior Vice President &
                                    Chief Financial Officer