Form 10-K
period 1997-12-31
GLIMCHER REALTY TRUST
filed 1998-03-31
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

 COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                        NEW YORK STOCK EXCHANGE
9-1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL                    NEW YORK STOCK EXCHANGE
               INTEREST, PAR VALUE $0.01 PER SHARE

                      -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ______NO __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 10, 1998, there were 23,676,041 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $526,416,548 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 1998 are incorporated by reference into Part III.

                                 1 of 66 pages

                               TABLE OF CONTENTS

                                                                                                           FORM
                                                                                                           10-K
                                                                                                          REPORT
                                                                                                           PAGE
                                                                                                           ----
ITEM NO.
--------
                                                      PART I
1.       Business....................................................................................        3
2.       Properties..................................................................................        9
3.       Legal Proceedings...........................................................................       21
4.       Submission of Matters to a Vote of Security Holders.........................................       21

                                                      PART II
5.       Market for the Registrant's Common Equity and Related Shareholder Matters...................       22
6.       Selected Financial Data.....................................................................       23
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......       24
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................       32
8.       Financial Statements and Supplementary Data.................................................       33
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       33

                                                     PART III
10.      Directors and Executive Officers of the Registrant..........................................       33
11.      Executive Compensation......................................................................       33
12.      Security Ownership of Certain Beneficial Owners and Management..............................       33
13.      Certain Relationships and Related Transactions..............................................       33

                                                      PART IV
14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................       33

PART I

         This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; failure to consummate financing and joint venture arrangements, including the failure of Nomura Asset Capital Corporation ("Nomura") to purchase additional preferred shares or to provide permanent financing; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls (including, most recently, value-oriented super-regional malls) (the "Mall Properties") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Mall Properties and Community Centers are each individually referred to herein as a "Property" and the Mall Properties and Community Centers in which GRT holds an ownership position are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 15,825,000 of its common shares of beneficial interest (the "Shares"). On February 3, 1994, GRT sold an additional 2,373,750 Shares as a result of the underwriters exercising the over-allotment option granted to them in connection with the IPO . The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, and to repay mortgage indebtedness with respect to one of the Properties acquired in connection with the IPO ( the "IPO Properties). The Operating Partnership and/or its subsidiaries applied the portion of the net proceeds received by it from GRT towards (i) the acquisition of 46 Properties (the "Acquisition Properties"),
(ii) the repayment of certain mortgage indebtedness and prepayment penalties on 29 Properties (the "Glimcher Properties") contributed to the Operating Partnership and its affiliates by entities affiliated with Herbert Glimcher and David J. Glimcher or the beneficial owners of such entities (collectively, the "Glimcher Entities"), (iii) the payment to persons unaffiliated with TGC of the purchase price for minority interests in certain of the Glimcher Properties,
(iv) the payment of other costs and expenses associated with the IPO transactions, and (v) for working capital and other general business purposes. The net proceeds from the exercise of the over-allotment option were used entirely to reduce the then outstanding balance of GRT's credit facility.

         On June 27, 1995 and October 6, 1997, GRT completed public offerings for an additional 3,500,000 and 1,750,000 Shares, respectively, (the "Additional Offerings"). The net proceeds from the Additional Offerings were used by GRT to acquire additional units of limited partnership in the Operating Partnership. The Operating Partnership then used the proceeds obtained in exchange for the GRT units to reduce variable rate indebtedness. On November 17, 1997, GRT completed a public offering of 4,800,000 shares of 9-1/4% Series B cumulative redeemable preferred shares of beneficial interest (the "Series B Preferred Shares"), par value $0.01 per share, with each share having a liquidation preference of $25.00. On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. The net proceeds were used by GRT to (i) repay the balance of a $34.4 million bridge loan facility and (ii) to repay a portion of the outstanding borrowings on GRT's credit facility.

         On November 27, 1996, the Company issued 34,000 shares of its 40,000 authorized Series A convertible preferred shares. The Series A Preferred Shares were offered and sold in a private placement to an affiliate of Nomura, for an aggregate cash consideration of $34.0 million and may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. On November 7, 1997, the Series A preferred shares were exchanged for Series A-1 preferred shares (the "Series A-1 Preferred Shares") having substantially the same terms. Beginning in 2001, the Series A-1 Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which ranges between 70.0% and 90.0%.

         On December 5, 1997, the Company issued 56,000 shares of its Series C convertible preferred shares (the "Series C Preferred Shares"). The Series C Preferred Shares were issued pursuant to a purchase agreement dated December 4, 1997, among the Company and an affiliate of Nomura, to obtain equity funding for the purchase by Elizabeth Metro Mall, LLC, of real estate on which to construct and develop a value-oriented super-regional mall in Elizabeth, New Jersey. It is contemplated that, subject to satisfactory completion of its due diligence and satisfaction of certain other conditions, a Nomura affiliate will purchase a series of the Company's preferred shares and that the proceeds of such sale will be used to redeem the Series C Preferred Shares.

         The Series C Preferred Shares were offered and sold for an aggregate cash consideration of $56.0 million and may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. Beginning in December 1998, the Series C Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which ranges between 70.0% and 80.0%.

         The sale of the Series A-1 and Series C Preferred Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of the fact that the Series A-1 and Series C Preferred Shares were sold to Nomura affiliates for their account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the Series A-1 and Series C Preferred Shares, thus qualifying the sale as a transaction by an issuer not involving any public offering in accordance with Section 4(2) of the Securities Act. In addition the Nomura affiliates are "accredited investors" as defined in Rule 501 (a) under the Securities Act.

         The Operating Partnership is a 99.0% limited partner of five Delaware limited partnerships, Glimcher Holdings Limited Partnership ("Holdings"), Glimcher Centers Limited Partnership ("Centers"), Grand Central Limited Partnership ("GCLP"), Glimcher York Associates Limited Partnership ("York") and Glimcher University Mall Limited Partnership ("University") and of one Ohio limited partnership, Morgantown Mall Associates Limited Partnership ("Morgantown"). The general partner in each entity is either (i) GPC, (ii) wholly-owned by GPC, or (iii) wholly-owned by GRT. The Operating Partnership is
(i) an 81.8% member of a Colorado limited liability company, Olathe Mall LLC ("Olathe") which is a 55.0% member in Great Plains Metro Mall LLC, a Delaware limited liability company ("Great Plains"), (ii) a 32.3% member of a Delaware limited liability company, Johnson City Venture, LLC, whose managing member, Glimcher Johnson City, Inc., a Delaware corporation, is a 1.0% member (collectively "Johnson City"); (iii) a 39.0% member of a Delaware limited liability company, Dayton Mall Venture, LLC, whose managing member, Glimcher Dayton Mall, Inc., is a 1.0% member (collectively "Dayton"); (iv) a 39.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively "Colonial"), with an option to acquire the remaining 11.0% interest in the entity which owns the Colonial Park Mall; (v) a 50.0% member of a Delaware limited liability company, Glimcher New Jersey Metro Mall, LLC ("NJM"), which is a 60.0% member in Elizabeth Metro Mall, LLC, a Delaware limited liability company; and (vi) a common shareholder of Glimcher Development Corporation ("GDC"), a Delaware corporation, with 95.0% economic interest and no voting interest. GDC was incorporated on October 16, 1996; the construction, development, leasing and legal departments of GRT were transferred to GDC on November 1, 1996, and provide their services for a fee paid by GRT to ventures in which GRT has an ownership interest, as well as to third parties. The operation of GDC allows the Company to earn non-qualified revenues without jeopardizing its REIT status. The Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company."

         The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, through GDC, or, where appropriate, through outside professionals.

(b) Acquisitions, Expansions, Renovations and Developments During the 1997 Fiscal Year

ACQUISITIONS

         The Company's objective is to acquire retail properties which appeal to a wide range of national and regional tenants. The Company focuses primarily on Properties which individually or in combination with other Properties owned by the Company, are capable of becoming a dominant retail property in their respective trade areas. Additionally, the Company seeks accretive acquisitions which can achieve increases in cash flow as a result of the Company's management and leasing expertise. Consistent with this strategy, during 1997 the Company acquired interests in joint ventures which purchased two Mall Properties totaling approximately 2.1 million square feet of gross leasable area ("GLA") (of which approximately 1.0 million square feet of GLA is owned by certain anchor store tenants) for a total purchase price of approximately $139.0 million and acquired one Mall Property totaling approximately 1.3 million square feet of GLA (of which approximately 652,000 square feet of GLA is owned by certain anchor tenants) for approximately $121.0 million. Additionally, effective October 1, 1997, GDC became the leasing agent for one Mall Property aggregating approximately 933,000 square feet of GLA and, effective November 1, 1997, the Company and GDC became the management and leasing agent, respectively, for two other Mall Properties aggregating approximately 1.6 million square feet of GLA.

         The 1997 acquisitions of The Dayton Mall, Colonial Park Mall, and University Square are examples of management's implementation of the Company's acquisition strategy. The Dayton Mall, located in Dayton, Ohio, was acquired in a joint venture with Nomura on July 2, 1997 for a total purchase price of approximately $91.0 million. This Mall Property is a super-regional mall that contains approximately 1.3 million square feet of GLA. Tenants include four anchors (J.C. Penney, Lazarus, McAlpin's and Sears), 142 mall shops, an eight-screen theater and 14 food court units. The Company also developed and currently owns The Mall at Fairfield Commons, an approximately 1.0 million square foot super-regional mall located in the Dayton, Ohio metropolitan area which opened in 1993. With The Dayton Mall acquisition, the Company believes it has secured its position as the dominant retailer within the Dayton, Ohio market.

         Colonial Park Mall, located in Harrisburg, Pennsylvania, was acquired in a joint venture with Nomura on October 1, 1997 for a total purchase price of approximately $48.0 million. This Mall Property is a regional mall that contains approximately 752,000 square feet of GLA. Tenants include three anchors (Boscov's, The Bon Ton and Sears), 89 mall shops and 11 kiosks. The acquisition of this asset added to the Company's portfolio a Mall Property that is well positioned in a strong market and provided additional tenant diversification.

         University Square, located in Tampa, Florida, was acquired by the Company on December 18, 1997 for a total purchase price of approximately $121.0 million. This Mall Property is an expanded and re-developed super-regional mall that contains approximately 1.3 million square feet of GLA. Tenants include five anchors (Burdines, Dillard's, J.C. Penney, Montgomery Ward and Sears), 152 mall shops and a 16-screen theater.

EXPANSIONS AND RENOVATIONS

         The Company maintains a strategy of selective expansion and renovation of its Properties in order to improve the operating performance and the competitive position of its existing Properties. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the Properties. Certain examples of the Company's recent Property expansions and renovations are described below.

         The expansion and renovation in 1996 of the Grand Central Mall in Parkersburg, West Virginia, focused on enhancing the entertainment component of the Mall Property, adding a food court and expanding the existing cinema into an approximately 37,000 square foot 12-screen complex. The Company plans to make certain additional revenue-enhancing expansions of this Mall Property, including an approximately 83,000 square foot Proffitt's which is expected to open in March 1998.

         In 1997, the Company also expanded the Indian Mound Mall, located in Newark/Heath, Ohio by approximately 122,000 square feet of GLA, which increased its total GLA to approximately 543,000 square feet. The Company believes that this expansion enables this Mall Property to continue to dominate its market. The expansion is consistent with the Company's focus of combining strong anchor tenants with an expanded entertainment component to provide a compelling destination focus for shoppers. An approximately 93,000 square foot Sears store opened in September 1997, and the expansion of the current cinema from approximately 18,000 square feet to approximately 42,000 square feet, as well as the addition of approximately 5,000 square feet of mall shops was completed during the fourth quarter of 1997.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties in stable markets. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, predevelopment leasing, construction financing and construction management.

         The Company has begun developing value-oriented super-regional malls while continuing to acquire and develop traditional regional mall and community shopping center properties. These value-oriented, super-regional malls transcend the typical design and format of the value-oriented mall by combining the amenities and comforts of a contemporary regional mall with significant entertainment facilities and diversified tenants. The Company has recently strengthened its management team with the addition of senior executives with substantial experience in leasing and developing properties of this type. On August 14, 1997, the Company opened The Great Mall of the Great Plains, located in Olathe, Kansas, the first of its value-oriented and entertainment super-regional malls. The approximately 782,000 square foot initial phase of the mall features 10 anchors and 150 mall shops. The Great Mall of the Great Plains features a unique mix of tenants, including department stores, manufacturers' retail outlets, factory outlets, factory direct retailers and specialty stores. The entertainment area includes a 16-screen stadium seating cinema complex, a 12 restaurant food court and Jeepers!, a 30,000 square foot family entertainment anchor. A planned second phase of the project, not yet under construction, is expected to include theme restaurants and additional entertainment venues.

         In December, the Company, through a joint venture, purchased the land for a value-oriented super-regional mall located in Elizabeth New Jersey (the "Jersey Gardens"). Also, the Company has an option to acquire the land for another value-oriented super-regional mall located in Carson, California, (the "LA Metro Mall") with the seller, who is also expected to participate in the joint venture which will develop and own such Mall Property.

         The Company's recent development of Community Centers has been focused on developments in strategic locations in markets where the Company believes that the Properties either alone, or in combination with other Properties owned by the Company, are capable of becoming the market's dominant retail center. Georgesville Square is an approximately 232,000 square foot development located in a rapidly growing area in Columbus, Ohio that was developed at a cost of approximately $18.4 million. An anchor tenant, Lowe's, opened in October 1996, while Kroger and the specialty shops opened during the second quarter of 1997.

         Meadowview Square is an approximately 151,000 square foot development located in the Kent/Ravenna, Ohio area that was developed at a cost of approximately $9.6 million. An anchor tenant, Wal-Mart, opened in January 1997, while the specialty shops opened during the second half of 1997.

(c)      Narrative Description of Business

         General The Company concentrates its business on various types of retail properties such as Mall Properties and Community Centers, which are generally strategically located in markets where management of the Company has extensive operating experience and knowledge of market conditions. At December 31, 1997, the Properties consisted of 13 Mall Properties containing an aggregate of 9.3 million square feet of GLA (3.4 million square feet of GLA is owned in joint ventures) and 104 Community Centers (including 17 single tenant retail properties) containing an aggregate of 13.6 million square feet of GLA. Additionally, effective October 1, 1997, the Company became the leasing agent for one Mall Property aggregating approximately 932,904 square feet of GLA and, effective November 1, 1997, became the management and leasing agent for two other Mall Properties aggregating approximately 1,573,741 square feet of GLA.

         As of December 31, 1997, the occupancy rate for all of the Properties was 94.0% of which 90.0%, 6.0% and 4.0% was leased to national retailers, regional retailers and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 1997, the Properties had average annualized minimum rents of $7.43 per square foot of GLA. Approximately 84.0%, 8.0% and 8.0% of the annualized minimum rents of the Properties as of December 31, 1997 was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart, Kmart, The Limited, Inc. and its consolidated entities and Lowe's represented approximately 8.3%, 6.5%, 3.8% and 3.6%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 1997; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties for such period.

         Mall Properties The Mall Properties provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Mall Properties is anchored by two to five department stores including Bon Ton, Boscov's, Dillard's, Elder-Beerman, J.C. Penney, Lazarus, Parisian, Proffitt's, and Sears. Mall stores, most of which are national retailers, include Footlocker, Hallmark, Lerner New York, Limited Express, Radio Shack, The Disney Store, The Gap, The Limited, Warner Brothers and Waldenbooks. To provide a complete shopping, dining and entertainment experience, the Mall Properties generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, multiple screen movie theaters and other entertainment activities. The largest of the Mall Properties has 1.3 million square feet of GLA and approximately 180 stores and the smallest has 225,000 square feet of GLA and has approximately 55 stores. The Mall Properties also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 1997, the Mall Properties accounted for 40.7% of the total GLA, 53.8% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.3%.

         Community Centers The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as J.C. Penney, Kmart, Lowe's, Target and Wal-Mart and supermarkets such as Big Bear, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Toys "R" Us and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, and Wendy's located along the perimeter of the parking areas.

         As of December 31, 1997, the Community Centers accounted for 59.3% of the total GLA, 46.2% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 94.4%.

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

         Key elements of the Company's growth strategies and operating policies are to: (i) increase Property values by aggressively marketing available GLA and renewing existing leases; (ii) negotiate and sign leases which provide for regular or periodic fixed contractual increases to minimum rents; (iii) capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties to lease available space; (iv) utilize its team management approach to increase productivity and efficiency; (v) hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value; (vi) control operating costs by utilizing Company employees and/or GDC employees to do management, leasing, marketing, finance, accounting, construction supervision, legal and data processing activities; and
(vii) renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants. Additionally, the Company seeks to utilize its development capabilities to develop quality Properties at the lowest possible cost.

         The Company intends to operate in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the "Code"), applicable to REITs and related regulations with respect to the composition of the Company's portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees of the Company determine that it is no longer in the best interests of the Company to qualify as a REIT.

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

         Financing Strategies At December 31, 1997, the Company had a debt to total market capitalization ratio of 42.2%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 1997. The Company expects that it may from time to time reevaluate its policy with respect to its ratio of total debt to total market capitalization in light of then current economic conditions, relative costs of debt and equity capital, market values of its Properties, acquisition, development and expansion opportunities and other factors, including meeting the taxable income distribution requirement for REITs under the Code if the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

         On November 17, 1997, the Company completed a public offering of 5,118,000 Series B Preferred Shares (including 318,000 Series B Preferred Shares sold as a result of the underwriters exercising the over-allotment option granted to them). The net proceeds of approximately $123.1 million were contributed by the Company to the Operating Partnership and were used to: (i) repay the balance of a $34.4 million bridge loan facility and (ii) to repay a portion of the outstanding borrowings on the Operating Partnership's credit facility.

         On October 6, 1997, the Company completed a second offering of 1,750,000 Shares and used the net proceeds of approximately $37.8 million to acquire additional units of limited partnership in the Operating Partnership. The Operating Partnership then used the proceeds obtained in exchange for the GRT units to repay a portion of the outstanding borrowings on its credit facility.

         Corporate Headquarters The Company's headquarters are located at 20 South Third Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Mall Properties.

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

         Employees At December 31, 1997, the Company, GDC and the ventures the Company has interests in, had an aggregate of 849 employees of which 565 were part-time.

         Real Estate and Other Considerations As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and the underlying real estate, including unknown deficiencies of and inability to manage recently acquired Properties, poor economic conditions in those areas where Properties are located, joint venturer bankruptcies, unanticipated conflicts of interest between the Company and joint venturers, failure to obtain consents of joint venturers with respect to sale, refinancing and other activities, the joint venturers removing the Company as managing agent or managing member with respect to a Property, buy-sell arrangements with joint venturers exercised at inopportune times, defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays, unavailability of satisfactory financing and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT, and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

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

ITEM 2.  PROPERTIES

         At December 31, 1997, the Company managed and leased a total of 120 operating properties, 113 of which were wholly-owned, four of which were partially owned in ventures and three of which were managed or leased under contractual arrangements (the "Operating Properties"). The Operating Properties are located in 24 states primarily throughout the East and the Midwest as follows: Ohio (27), Pennsylvania (12), Tennessee (10), West Virginia (7), Kentucky (8), South Carolina (8), New York (6), North Carolina (6), Indiana (5), Florida (3), Virginia (3), Illinois (2), Massachusetts (2), Missouri (2), Washington (2), Wisconsin (2), Alabama (1), Arizona (1), Colorado (1), Georgia
(1) Kansas (1), Michigan (1), Nebraska (1), and Texas (1).

(a)      Mall Properties

         Sixteen of the Operating Properties are Mall Properties and range in size from 225,000 square feet of GLA to 1.3 million square feet of GLA. Five are located in Ohio and 11 are located in the states of Texas (2), West Virginia
(2), Florida (1), Kansas (1), Kentucky (1), New York (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                 SUMMARY OF MALL PROPERTIES AT DECEMBER 31, 1997


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHORS             (4)
---------------------------------------------------------------------------------------------------------------------------------

     COMPANY OWNED PROPERTIES:

     Ashland Town Center                                                                              J.C. Penney         10/31/04
     Ashland, KY...............      226,862      189,964     416,826       100.0        84.5         Proffitt's          01/31/10
                                                                                                      Wal-Mart            11/10/09

     Grand Central Mall                                                                               Goody's             04/30/03
       Parkersburg/Vienna, WV..      479,189      316,345     795,534       100.0        80.9         J.C. Penney         09/30/02
                                                                                                      Phar-Mor            04/30/07
                                                                                                      Regal Cinema        11/30/16
                                                                                                      Sears               09/25/02
                                                                                                      Stone & Thomas (2)  01/31/33

     Indian Mound Mall                                                                                Crown Cinema        12/31/07
       Newark/Heath, OH........      369,215      172,528     541,743       100.0        80.8         Elder-Beerman       09/30/06
                                                                                                      Hills               01/31/12
                                                                                                      J.C. Penney         10/31/01
                                                                                                      Lazarus             09/30/01
                                                                                                      Sears               09/23/27

     Mall at Fairfield Commons, The                                                                   Elder-Beerman       10/31/13
       Beavercreek/Dayton, OH..      684,742      356,477   1,041,219       100.0        93.6         J.C. Penney         10/31/08
                                                                                                      Lazarus (2)         01/31/15
                                                                                                      Parisian            01/31/14
                                                                                                      Sears               10/31/08

     Morgantown Mall                                                                                  Carmike Cinemas     10/31/05
       Morgantown, WV..........      359,171      183,226     542,397       100.0        81.3         Elder-Beerman       09/30/10
                                                                                                      J.C. Penney         09/30/05
                                                                                                      Proffitt's          03/15/11
                                                                                                      Sears               09/30/05

     New Towne Mall                                                                                   Elder-Beerman       10/31/08
       New Philadelphia, OH....      338,838      169,507     508,345       100.0        68.0         Hills               01/31/14
                                                                                                      Hoyt's Cinema       03/31/05
                                                                                                      J.C. Penney         09/30/03
                                                                                                      OfficeMax           11/30/11
                                                                                                      Phar-Mor            06/30/10
                                                                                                      Sears               10/31/98

     River Valley Mall                                                                                Elder-Beerman       09/30/07
       Lancaster, OH...........      316,947      238,644     555,591       100.0        85.0         Hills               01/31/13
                                                                                                      Hoyt's Cinema       12/31/04
                                                                                                      J.C. Penney         09/30/02
                                                                                                      Lazarus             09/30/02
                                                                                                      Sears               10/31/99

     Southside Mall                                                                                   J.C. Penney         07/31/01
       Oneonta, NY.............      147,508       77,585     225,093        81.4        82.7         Kmart               06/30/08

                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHORS             (4)
---------------------------------------------------------------------------------------------------------------------------------


     University Mall                                                                                  Burdines            01/31/99
       Tampa, FL...............      890,743      412,009    1,302,752      100.0        81.4         Cobb Theatre        12/31/11
                                                                                                      Dillard's           02/01/09
                                                                                                      J.C. Penney         10/31/04
                                                                                                      Montgomery Ward     01/31/99
                                                                                                      Sears               08/12/09

                                   ---------    ---------    ---------
     Subtotal .................    3,813,215    2,116,285    5,929,500       99.3        83.0
                                   ---------    ---------    ---------


     PROPERTIES OWNED IN VENTURES (3):

     Colonial Park Mall                                                                               Bon Ton             01/29/05
       Harrisburg, PA..........      504,446      247,590      752,036      100.0        95.4         Boscov's            05/31/12
                                                                                                      Sears               10/14/90

     Dayton Mall, The                                                                                 J.C. Penney         03/31/11
       Dayton, OH .............      844,825      483,994    1,328,819      100.0        82.4         Lazarus             12/31/49
                                                                                                      McAlpin's           12/31/11
                                                                                                      Sears               12/31/11

     Great Mall of the Great Plains,                                                                  Burlington Coat     01/31/08
      The                                                                                              Factory
      Olathe, KS..............      397,652      384,594      782,246      100.0        71.3          Dickinson Theatres  12/31/08
                                                                                                      Dillard's Clearance 08/14/01
                                                                                                      Foozles             08/13/02
                                                                                                      Group USA           08/13/07
                                                                                                      Jeepers!            12/31/06
                                                                                                      Kitchen & Co.       01/31/08
                                                                                                      Linens'n Things     01/31/08
                                                                                                      Marshalls           01/31/13
                                                                                                      Oshman's
                                                                                                       SuperSports USA    01/31/13


     Mall at Johnson City, The                                                                        Goody's             05/31/06
       Johnson City, TN........      334,605      215,205      549,810      100.0        84.1         J.C. Penney         03/31/00
                                                                                                      Proffitt's for Her  10/31/12
                                                                                                      Proffitt's for Men,
                                                                                                       Kids & Home        06/30/06
                                                                                                      Sears               03/09/01
                                   ---------    ---------    ---------
     Subtotal..................    2,081,528    1,331,383    3,412,911      100.0        81.9
                                   ---------    ---------    ---------

     PROPERTIES CURRENTLY LEASED AND/OR MANAGED:

     Almeda Mall,                                                                                     Foley's               (5)
       Houston, TX.............      584,403      207,722      792,125       95.4        76.9         J.C. Penney           (5)
                                                                                                      Palais Royal        12/31/09
                                                                                                      Ross Stores         03/31/03

     Northwest Mall                                                                                   Foley's               (5)
       Houston, TX.............      558,047      223,569      781,616      100.0        71.8         J.C. Penney           (5)
                                                                                                      OfficeMax           06/30/00
                                                                                                      Palais Royal        12/31/09

                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHORS             (4)
---------------------------------------------------------------------------------------------------------------------------------


     SuperMall of the Great Northwest                                                                 Ann Taylor Loft     01/31/06
       Auburn, WA..............      512,718      420,186      932,904       69.1        75.4         Bed Bath &
                                                                                                       Beyond             08/31/05
                                                                                                      Burlington          08/31/05
                                                                                                      Marshall's          12/31/11
                                                                                                      Nordstrom Rack      08/31/05
                                                                                                      Off 5th Saks        12/31/10
                                                                                                      Oshman's
                                                                                                       SuperSports USA    01/31/11

                                   ---------     --------   ----------
     Subtotal..................    1,655,168      851,477    2,506,645       88.8        74.7
                                   ---------     --------   ----------

     Total.....................    7,549,911    4,299,145   11,849,056       97.2        81.0
                                   =========    =========   ==========

(1)   Includes outparcels.
(2)   Ground lease.
(3) The Operating Partnership has investments in these Mall Properties ranging from 33.3% to 45.0%. The Company as the venture's managing general partner and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.
(4)   Lease expiration dates do not consider options to renew.
(5)   Tenant operates under Operating Agreement.

(b)      Community Centers

          One hundred four of the Operating Properties are Community Centers (including 17 single tenant retail properties) ranging in size from 13,000 to 490,400 square feet of GLA. They are located in 24 states primarily in the East and the Midwest as follows: Ohio (23), Pennsylvania (12), Indiana (7), Kentucky
(7), South Carolina (7), Tennessee (7), North Carolina (6), West Virginia (6), New York (5), Florida (3), Virginia (3), Alabama (2), Illinois (2), Massachusetts (2), Missouri (2), Washington (2), Wisconsin (1), Arizona (1), Colorado (1), Georgia (1), Kansas (1), Michigan (1), Nebraska (1) and Texas (1). The location, general character and major tenant information are set forth below.

                SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 1997

                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------

 Arnold Plaza                                                                                         Kmart              11/30/02
   Arnold, MO..................       140,340       14,860      155,200       100.0     100.0         Schnucks           07/31/98

 Artesian Square                                                                                      J.C. Penney        04/30/08
   Martinsville, IN............       150,601       25,400      176,001       100.0      94.1         Kroger             11/30/09
                                                                                                      Wal-Mart           09/29/09

 Ashland Plaza
   Ashland, KY.................        90,574       42,246      132,820       100.0      96.2         Hills              01/31/03

 Audubon Village
   Henderson, KY...............        85,491       39,099      124,590       100.0      64.5         Wal-Mart           01/31/08

 Aviation Plaza                                                                                       Piggly Wiggly      12/31/09
   Oshkosh, WI.................       123,538       51,177      174,715       100.0      83.3         Wal-Mart           12/29/09

 Ayden Plaza
    Ayden, NC..................        21,000       11,800       32,800       100.0      69.5         Food Lion          10/31/07

                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------

 Barren River Plaza                                                                                   Goody's            10/31/00
   Glasgow, KY.................       216,895       28,400      245,295       100.0      77.8         Wal-Mart           09/18/10
                                                                                                      Watson's           09/26/10
                                                                                                      Winn-Dixie         10/03/10
 Bollweevil Shopping Center
   Enterprise, AL..............        30,625       12,760       43,385       100.0      92.5         Winn-Dixie         05/30/04

 Buckhannon Plaza                                                                                     Ames               05/31/00
   Tennerton, WV...............        70,951       13,865       84,816       100.0      85.6         A&P                04/30/00

 Cambridge Plaza
   Cambridge, OH...............        79,949       15,070       95,019       100.0     100.0         Hills              01/31/13

 Canal Place Plaza
   Rome, NY....................       117,162       32,800      149,962       100.0      76.8         Kmart              08/31/19

 Chillicothe Plaza
   Chillicothe, OH.............        91,508        7,675       99,183       100.0     100.0         Hills              01/31/13

 Clarksville Plaza                                                                                    Crossroads
   Clarksville, IN.............        93,672       18,170      111,842       100.0     100.0            Furniture       01/31/04
                                                                                                      Service
                                                                                                         Merchandise     01/31/03

 College Plaza                                                                                        Food Lion          09/29/12
   Bluefield, VA...............       148,181       30,250      178,431       100.0     100.0         Wal-Mart           05/29/12

 Corry Plaza                           69,698       38,669      108,367       100.0     100.0         G.C. Murphy
   Corry, PA..................                                                                           Co.             04/30/02
                                                                                                      Quality Farm
                                                                                                          & Fleet        08/31/04

 Cross Creek Plaza                                                                                    J.C. Penney        02/28/10
   Beaufort, SC................       170,406       71,712      242,118       100.0     100.0         Wal-Mart           11/10/09
                                                                                                      Winn-Dixie         07/17/11

 Crossing Meadows                                                                                     Festival Foods     06/27/10
   Onalaska, WI................       178,599       55,385      233,984       100.0      91.8         Wal-Mart           08/23/11

 Crossroads Centre                                                                                    Goody's            10/31/01
   Knoxville, TN...............       200,980       41,450      242,430       100.0      92.3         Ingles             09/25/10
                                                                                                      Wal-Mart           01/31/09

 Cumberland Crossing                                                                                  Food City          12/13/10
   Jacksboro, TN...............       100,034       44,700      144,734       100.0     100.0         Wal-Mart           09/28/10

 Cypress Bay Village                                                                                  Food Lion          12/20/10
   Morehead City, NC...........       197,821       59,200      257,021       100.0      94.6         Sears              02/13/00
                                                                                                      Wal-Mart           09/29/09

 Dallas Plaza
   Balch Springs, TX...........       112,609       10,500      123,109       100.0     100.0         Kmart              11/30/00

 Daytona Plaza
  Daytona Beach, FL............       116,907       24,346      141,253       100.0      57.2         Kmart              10/30/98


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------


 Delaware Community Plaza
  Delaware, OH.................        54,152       99,299      153,451       100.0      94.2         Kroger             03/31/13

 East Pointe Plaza                                                                                    Food Lion          11/16/10
  Columbia, SC.................       183,340       95,410      278,750       100.0      81.5         SuperPetz          03/31/06
                                                                                                      Wal-Mart           01/31/09

 East Pointe Plaza                                                                                    Big Bear           09/30/13
  Marysville, OH...............       107,211       37,900      145,111       100.0      95.8         Wal-Mart           11/09/10

 Franklin Square                                                                                      Goody's            05/31/99
   Spartanburg, SC.............       197,764       38,800      236,564       100.0     100.0         Ingles             11/30/07
                                                                                                      Wal-Mart           07/31/07

 Georgesville Square                                                                                  Lowe's             10/31/16
   Columbus, OH................       194,909       36,793      231,702       100.0      41.3         Kroger             04/30/17

 Grand Union
   Chatham, NY.................        21,756          N/A       21,756       100.0       N/A         Grand Union        07/31/19

 Grand Union Plaza
   South Glens Falls, NY.......        61,335          N/A       61,335       100.0       N/A         Grand Union        06/30/19

 Gratiot  Center                                                                                      Kessel Food
   Saginaw, MI.................       173,160       28,151      201,311        84.7     100.0           Market           10/31/09
                                                                                                      Kmart              11/30/13

 Hills Plaza East
   Erie, PA....................        77,000       19,025       96,025       100.0      87.4         Hills              10/31/02

 Hocking Valley Mall                                                                                  Kmart              09/30/03
  Lancaster, OH................       147,817       31,670      179,487       100.0     100.0         Kroger             09/30/02

 Horizon Park
  Longmont, CO.................        84,180          N/A       84,180       100.0       N/A         Kmart              11/30/00

 Hunter's Ridge Shopping Center
  Gahanna, OH..................        84,180       92,430      176,610       100.0      92.3         Kmart              06/30/01

 Huntington Plaza
  Huntington, WV...............       100,671        7,200      107,871        24.8     100.0         Kroger             10/31/01

 Indian Mound Plaza
  Heath, OH....................           N/A       16,600       16,600         N/A      72.3         N/A                  N/A

 Kmart
  Alliance, NE (2).............        40,800          N/A       40,800       100.0       N/A         Kmart              03/31/08

 Kmart
  Bloomington, IN..............        87,405          N/A       87,405       100.0       N/A         Kmart              11/30/05

 Kmart
  Clifton Heights, PA..........        87,543          N/A       87,543       100.0       N/A         Kmart              10/31/04

 Kmart
  Fairhaven, MA................        91,653          N/A       91,653       100.0       N/A         Kmart              11/30/02


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------


Kmart
  Feasterville, PA.............        94,500          N/A       94,500       100.0       N/A         Kmart              06/30/03

Kmart
  Langhorne, PA................        95,810          N/A       95,810       100.0       N/A         Kmart              11/30/99

Kmart
  Leechburg, PA................        85,909          N/A       85,909       100.0       N/A         Kmart              05/31/06

Kmart
  Norfolk, VA (2)..............       120,997          N/A      120,997       100.0       N/A         Kmart              07/30/99

Kmart Shopping Center
  Puyallup, WA.................        91,657       38,509      130,166       100.0      72.7         Kmart              11/30/03

Kmart
  Seekonk, MA (5)..............       105,900          N/A      105,900         0.0       N/A         N/A                  N/A

Kmart
  Yakima, WA...................       116,799          N/A      116,799       100.0       N/A         Kmart              09/30/99

Knox Village Square                                                                                   Big Bear           01/29/13
  Mount Vernon, OH.............       173,033       34,400      207,433       100.0     100.0         J.C. Penney        05/31/08
                                                                                                      Kmart              01/31/18

Lexington Parkway Plaza                                                                               Belks              04/10/11
  Lexington, NC (4)............       152,852       57,298      210,150       100.0     100.0         Goody's            03/31/00
                                                                                                      Ingles             09/25/10
                                                                                                      Wal-Mart           12/29/09

Liberty Plaza
  Morristown, TN...............        29,000       29,700       58,700       100.0      75.8         Food Lion          05/31/03

Linden Corners
  Buffalo, NY..................        80,000           10       80,010       100.0     100.0         Hills              01/31/14

Logan Place                                                                                           Houchens           11/30/08
  Russellville, KY.............        89,848       24,900      114,748       100.0      83.1         Wal-Mart           03/31/08

Lowe's
  Altoona, PA..................       121,148          N/A      121,148       100.0       N/A         Lowe's             11/30/14

Lowe's
  Columbus, OH.................       125,357          N/A      125,357       100.0       N/A         Lowe's             12/31/14

Lowe's
  Marion, OH...................        72,507          N/A       72,507       100.0       N/A         Lowe's             07/31/13

Lowe's
  Wooster, OH..................        71,463          N/A       71,463       100.0       N/A         Lowe's             07/31/13

Loyal Plaza                                                                                           Bi-Lo              05/31/12
  Loyalsock,  PA  (2)..........       204,058      109,417      313,475        85.6     100.0         Family Toy
                                                                                                        Warehouse        01/31/03
                                                                                                      Kmart              08/31/01

Marion Towne Centre                                                                                   Piggly Wiggly      08/31/12
  Marion, SC...................       102,913       53,630      156,543       100.0      82.7         Wal-Mart           06/19/12


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------

Meadowview Square
  Ravenna/Kent, OH.............       126,242       25,000      151,242       100.0      14.0         Wal-Mart           01/28/17

Middletown Plaza
  Middletown, OH...............       104,125       26,000      130,125        73.9      50.0         Hills              02/28/02

Mill Run
  Columbus, OH.................       125,357       46,862      172,219       100.0     100.0         Lowe's             12/31/14

Monroe Shopping Center                                                                                Ingles             11/30/02
  Madisonville, TN.............        64,746       28,450       93,196       100.0     100.0         Wal-Mart           01/31/03

Morgantown Commons                                                                                    OfficeMax          08/31/11
  Morgantown, WV...............       200,187       30,656      230,843       100.0      95.8         Phar-Mor           06/30/06
                                                                                                      SuperKmart         02/28/21

Morgantown Plaza
  Star City, WV................        74,540       28,824      103,364       100.0     100.0         Hills              10/31/02

Morningside Plaza
  Dade City, FL................        33,896       41,221       75,117       100.0      77.9         Kash N' Karry      06/30/05

Mount Vernon Plaza                                                                                    Heilig-Meyers      09/12/06
  Mt.Vernon, OH................        49,932       12,759       62,691       100.0      64.4         Odd Lots           01/31/04

New Boston Mall
  Portsmouth, OH...............        84,180       44,550      128,730       100.0      62.1         Kmart              11/30/03

Newberry Square Shopping                                                                              Wal-Mart           09/30/07
  Center - Newberry, SC........       104,588       22,240      126,828       100.0     100.0         Winn-Dixie         12/09/07

Newport Plaza II
  Newport, KY (2)..............        84,180       14,800       98,980       100.0      78.4         Kmart              06/13/04

North Horner Shopping Center
  Sanford, NC..................        22,486       17,650       40,136       100.0      47.9         Food Lion          09/11/02

Northtowne Square
  Chattanooga, TN..............        42,130       29,200       71,330       100.0      59.9         Kroger             09/30/01

Ohio River Plaza                                                                                      Big Bear           11/18/09
  Gallipolis, OH...............       105,857       43,136      148,993       100.0      91.0         Hills              01/31/20

Pea Ridge Shopping Center                                                                             Kmart              10/31/04
  Huntington, WV...............       110,192       39,860      150,052       100.0      90.0         Kroger             02/29/00

Perdido Point Plaza
  Pensacola, FL................        36,987        9,600       46,587       100.0     100.0         Delchamps          04/30/05

Piedmont Plaza                                                                                        Food Lion          12/02/09
  Greenwood, SC (4)............       197,402       51,650      249,052        84.7      69.8         Lowe's             12/31/09
                                                                                                      Wal-Mart           09/29/09

Plaza Vista Mall                                                                                      J.C. Penney        02/28/04
  Sierra Vista, AZ.............       161,043       53,229      214,272       100.0     100.0         Wal-Mart           10/14/11


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------

Prestonsburg Village Center                                                                           Big Lots           12/31/00
  Prestonsburg, KY.............       134,057       41,290      175,347       100.0      84.5         Wal-Mart           09/30/05
                                                                                                      Winn-Dixie         01/30/06

Rend Lake Shopping Center                                                                             Big John's         10/31/99
  Benton, IL...................        96,913       24,470      121,383       100.0      90.2         Wal-Mart           01/31/07

Rhea County Shopping                                                                                  Ingles             02/28/03
  Dayton, TN...................        71,952       40,050      112,002       100.0     100.0         Wal-Mart           09/30/03

River Edge Plaza                                                                                      Food City          11/01/08
  Sevierville, TN (2)..........       108,829       27,396      136,225       100.0      47.0         Wal-Mart (1)       09/30/03

River Valley Plaza                                                                                    Big Bear           05/31/09
  Lancaster, OH................       173,000       38,865      211,865       100.0     100.0         Family Toy
                                                                                                       Warehouse         10/30/99
                                                                                                      Target             10/03/14

Roane County Plaza                                                                                    Goody's            02/28/00
  Rockwood, TN.................       124,848       35,350      160,198       100.0      93.2         Ingles             02/28/10
                                                                                                      Wal-Mart           01/31/10

Scott Town Plaza
  Bloomsburg, PA...............        47,334       30,300       77,634       100.0      72.3         Kmart              08/31/01

Shady Springs Plaza
  Beaver, WV...................        37,232       30,345       67,577       100.0      70.0         Kroger             09/30/08

Sidney Shopping Center
  Sidney, NY...................        50,071          N/A       50,071       100.0       N/A         Grand Union        07/31/19

Southside  Plaza                                                                                      Food Lion          12/17/11
  Sanford, NC..................       147,693       24,600      172,293       100.0     100.0         Wal-Mart           12/29/11

Springfield Commons West                                                                              Big Bear           03/31/15
  Springfield, OH..............       180,167          N/A      180,167       100.0       N/A         Lowe's             01/31/15

Steamboat Bend                                                                                        Hannibal Farm
  Hannibal, MO.................        81,272       25,420      106,692       100.0      95.3            & Home          08/25/02
                                                                                                      Wetterau           10/31/00

Stewart Plaza
  Mansfield, OH................        30,979       27,069       58,048       100.0     100.0         Kroger             10/31/99

Sunbury Plaza                                                                                         Acme               09/10/98
  Sunbury, PA..................        91,131       49,265      140,396       100.0      75.6         Bi-Lo              08/31/98

Sycamore Square                                                                                       Food Lion          01/20/10
  Ashland City, TN.............        66,304       27,000       93,304       100.0      74.1         Wal-Mart           11/11/08

Target Plaza
  Heath, OH....................        97,000          N/A       97,000       100.0       N/A         Target             11/29/14

Torresdale Plaza
  Philadelphia, PA.............       130,882       11,400      142,282        73.2       0.0         Kmart              11/30/01

Twin County Plaza                                                                                     Ingles             01/31/07
  Galax, VA....................       122,273       38,440      160,713       100.0      88.6         Wal-Mart           12/31/07


                                                                            % OF       % OF                             LEASE
                                     ANCHORS       STORES      TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION            GLA        GLA (1)       GLA       LEASED      LEASED         ANCHOR(S)           (3)
---------------------------------------------------------------------------------------------------------------------------------

Village Plaza                                                                                         Bi-Lo              11/30/08
  Augusta, GA..................       450,331       40,100      490,431       100.0      88.0         Goody's            11/30/98
                                                                                                      Home Quarters      01/31/09
                                                                                                      OfficeMax          01/31/02
                                                                                                      Sam's Club         07/11/08
                                                                                                      Wal-Mart           10/28/08

Village Plaza                                                                                         Falley's Food
  Manhattan, KS................        24,510       31,197       55,707       100.0      96.6            4 Less          10/31/00

Village Square
  Kutztown, PA.................           N/A       40,074       40,074         N/A      71.0         N/A                N/A

Vincennes                                                                                             Kmart              06/30/99
  Vincennes, IN (2)............       108,682          N/A      108,682       100.0       N/A         Kroger             12/31/98

Walgreens
  Louisville, KY...............        13,000          N/A       13,000       100.0       N/A         Walgreens          01/31/25

Walgreens
New Albany, IN.................        13,000          N/A       13,000       100.0       N/A         Walgreens          09/30/24

Wal-Mart Plaza
  Springfield, OH..............       155,198       45,305      200,503        80.3      64.3         Wal-Mart           10/27/15

Walnut Cove
  Walnut Cove, NC..............        32,000       26,450       58,450       100.0      72.8         Ingles             03/31/06

Walterboro Plaza                                                                                      Piggly Wiggly      09/09/10
  Walterboro, SC...............        99,730       32,400      132,130       100.0     100.0         Wal-Mart           06/23/09

Westpark Plaza
  Carbondale, IL (2)...........        31,170       24,152       55,322       100.0      84.0         Kroger             03/31/08
                                   ----------    ---------   ----------

Company owned properties.......    10,783,796    2,817,301   13,601,097        96.6      85.9
                                   ==========    =========   ==========

    (1) Wal-Mart vacated the store on September 30, 1995 but continues to pay rent through lease expiration 9/30/03.
    (2) Ground lease.
    (3) Lease expiration dates do not consider options to renew.
    (4) Tenant operates under Operating Agreement.
    (5) Kmart vacated the store upon expiration of their lease.

         Eight of the Operating Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from May 2038 to April 2082. The Company pays rent, ranging from $1,500 to $60,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(d)      Properties Subject to Indebtedness

         To finance the acquisition and development of the Operating Properties, the Company has entered into mortgage loans and a credit facility which is described below.

The Nomura Loan ($181.0 million)

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

         The Nomura loan is a non-recourse loan. Payment of principal and interest on the Nomura loan is secured by first mortgage liens on 56 properties, 26 of which are owned by Holdings, 29 of which are owned by Centers and one of which is owned by GCLP, (the "Nomura Properties"), and a pledge of the partnership interests in each of the Borrowers, which interests are held by an affiliate of GRT. These mortgages are cross-collateralized and cross-defaulted.

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

         The Nomura loan also provides that the Nomura Properties will be managed by the Company or a third party selected by the Company, provided that the Company, or any other party then managing such property, may be removed as manager of such properties if an event of default occurs under such loan or if the ratio of the sum of (i) the net operating income of the Nomura Properties during the preceding 12 calendar months and (ii) all interest earned during such period on U.S. government obligations delivered to Nomura as substituted collateral for the Nomura Properties released (as described in the paragraph above), decreases below an amount equal to 75.0% of the net operating income for the Nomura Properties determined as of September 30, 1993, (approximately $23.8 million) for three consecutive months.

The Morgantown Loan ($50.2 million)

         The Morgantown loan is held by Connecticut General Life Insurance Company ("CIGNA") and bears interest at a rate equal to 7.500% per annum and is payable interest only until maturity on April 1, 1999. Repayment of the Morgantown loan is principally secured by first mortgage liens on Morgantown Mall and Morgantown Commons. On January 1, 1998, CIGNA sold the Morgantown Loan to The Lincoln National Life Insurance Company.

The CIGNA Loan ($50.0 million)

         The CIGNA loan is secured by first mortgage liens on 10 properties, bears interest at a rate equal to 7.470% per annum and is payable, interest only, until maturity on October 26, 2002. These mortgages are cross-collateralized and cross-defaulted. On January 1, 1998, CIGNA sold this loan to The Lincoln National Life Insurance Company.

The Credit Facility ($190.0 million)

         In May 1997, the Company amended its credit facility to (i) increase the amount the Company can borrow thereunder from $175.0 million to $190.0 million, (ii) extend the term of the credit facility from June 30, 1998, to July 31, 1998, which term may at the Company's option be extended to July 31, 1999, and (iii) reduce the variable tiered interest rate schedule. Borrowings under the credit facility currently bear interest at a rate equal to LIBOR plus 170 basis points per annum (7.4375% at December 31, 1997). In connection therewith, the Company granted first mortgage liens on 11 of the properties to secure borrowings under the credit facility, which previously were unsecured. Payments due under the credit facility are guaranteed by GRT and by GPC. As of December 31, 1997, the Company had outstanding borrowings of approximately $90.0 million under the Credit Facility.

The University Mall Loan ($71.4 million)

         The University Mall Loan is held by Nomura and is secured by a first mortgage lien on University Mall. The loan consists of (i) a note in the principal amount of $64.9 million with interest at a rate of approximately 8.23% per annum and maturing in January 2028 and (ii) a buy up payment from Nomura of $6.5 million which reduces the effective interest rate to 7.09% per annum.

The Community Center Loans ($113.5 million)

         The Community Center loans are secured by first mortgage liens on 15 properties, bear interest at rates ranging from 7.375% to 9.125% per annum, require payments of principal and interest and mature between June 1999 and April 2016.

The Construction Loans

Georgesville Square Loan

         In September 1996, the Company entered into a construction loan to finance the development of Georgesville Square, a Community Center in Columbus, Ohio, pursuant to which the Company has a right to borrow $16.9 million. The construction loan is due October 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.6875% at December 31, 1997). As of December 31, 1997, the Company had borrowed $16.6 million under the construction loan.

Georgesville Cinema Loan

         In December 1997, the Company entered into a construction loan to finance the development of a 63,000 square foot Regal Cinema at Georgesville Square, a Community Center in Columbus, Ohio pursuant to which the Company has the right to borrow $6.2 million. The construction loan is due October 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only at LIBOR plus 200 basis points (7.6875% at December 31, 1997). The Company had not borrowed under this construction loan as of December 31, 1997.

Meadowview Square Loan

         In October 1996, the Company entered into a construction loan to finance the development of Meadowview Square, a Community Center in Kent, Ohio, pursuant to which the Company has a right to borrow $9.8 million. The construction loan is due November 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.6875% at December 31, 1997). As of December 31, 1997, the Company had borrowed $9.1 million under the construction loan.

Morgantown Commons Loan

         In June 1995, the Company entered into a construction loan to finance the expansion of Morgantown Commons, a Community Shopping Center in Morgantown, West Virginia, pursuant to which the Company has a right to borrow $10.5 million. The construction loan is due June 1, 1998 and is payable monthly, interest only, at LIBOR plus 200 basis points (8.000% at December 31, 1997). As of December 31, 1997, the Company had borrowed $9.5 million under the construction loan.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

 (a)     Market Information

         The Shares have been approved for listing and are currently traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 10, 1998, the last reported sales price of the Shares on the NYSE was $22.2500. The following table shows the high and low sales prices for the Shares on the NYSE for the 1997 and 1996 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.

                                                               DISTRIBUTIONS
       QUARTER ENDED                  HIGH          LOW          PER SHARE
       -------------                  ----          ---          ---------
       March 31, 1996               $17.750       $15.250          $0.4808
       June 30, 1996                 17.500        16.250           0.4808
       September 30, 1996            19.625        16.250           0.4808
       December 31, 1996             22.000        19.000           0.4808
       March 31, 1997                21.750        19.500           0.4808
       June 30, 1997                 21.250        17.875           0.4808
       September 30, 1997            23.000        20.438           0.4808
       December 31, 1997             23.063        20.875           0.4808

 (b)     Holders

         The number of holders of record of the Shares was 950 as of March 10, 1998.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional shares and/or automatically reinvest their distributions in shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 1997, 250,000 shares were authorized of which 26,170 common shares have been issued.

         (d)       Recent Sales of Unregistered Securities

         The information required herein, is set forth under the General Development of Business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth Selected Financial Data for the Company and for the Company's predecessor, Glimcher Properties. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA

                                                                      COMPANY                                    GLIMCHER PROPERTIES
                                                               FOR THE YEARS ENDED                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,                                       DECEMBER 31,
                                                   ------------------------------------------                    -------------------
                                                              1997            1996           1995         1994            1993
                                                              ----            ----           ----         ----            ----
OPERATING DATA (IN THOUSANDS, EXCEPT
  PER SHARE AMOUNTS):
Total revenues.................................           $  140,138      $ 117,678      $ 104,248    $ 90,792         $  43,129
Operating expenses.............................               29,548         27,212         22,706      22,078            11,393
Depreciation and amortization..................               27,869         22,418         20,560      17,599             7,888
General and administrative.....................                8,286          9,371          6,409       6,182             2,323
Interest expense...............................               42,146         29,297         26,215      22,928            23,764
Equity in income (loss) from unconsolidated
  entities.....................................                 (661)            42
Interest income................................                1,032            506            649         655             1,208
Gain on sales of property/outparcels...........                  155          1,506                                        1,017
Non-recurring transfer cost....................                                                          2,055
Minority interest in operating partnership.....                3,022          3,385          3,294       2,137               436
Extraordinary item:
  Extinguishment of debt-prepayment fees
  and write-off of deferred financing cost.....                                                          5,864
Net income (loss)..............................               29,793         28,049         25,713      12,604              (450)
Preferred stock dividends......................                4,705            268
Net income available to common shareholders....               25,088         27,781         25,713      12,604              (450)
Per Common Share Data:
  Earnings per share (basic and diluted).......           $     1.12      $    1.27      $    1.27    $   0.74
  Distributions................................           $   1.9232      $  1.9232      $  1.9099    $ 1.7405

BALANCE SHEET DATA (IN THOUSANDS):
Real estate, before accumulated depreciation...           $1,091,422      $ 949,138      $ 696,898    $644,379         $ 351,205
Real estate, after accumulated depreciation....              983,811        862,717        630,199     595,413           317,709
Total assets...................................            1,164,229        949,402        669,003     637,084           356,957
Total debt.....................................              591,688        575,247        324,779     345,348           375,004
Total shareholders' equity (deficit)...........              411,055        269,211        284,691     230,246           (57,816)

OTHER DATA:
Ratio of earnings to combined fixed charges and
    preferred stock dividends..................                1.49x          1.81x          1.98x       1.70x             0.97x
Funds from operations (1) (in thousands).......           $   55,898      $  51,382      $  46,983    $ 38,686         $   6,857
Cash provided by operating activities
   (in thousands)..............................               56,406         53,918         40,972      31,644             7,992
Cash (used in) investing activities
   (in thousands)..............................             (244,823)      (161,251)       (49,195)   (219,295)         (116,717)
Cash provided by financing activities
   (in thousands)..............................              186,883        110,469          7,013     184,933           111,989
Number of properties (2).......................                  120            113             88          84                27
Total GLA (in thousands) (3) (4)...............               25,450         18,554         13,154      12,298             6,228
Occupancy rate % (2) (3).......................                 94.0%          95.4%          95.6%       95.7%             92.7%

(1) Management considers funds from operations (FFO) to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), less gains or losses from debt restructuring, plus real estate depreciation and amortization and plus minority interest in partnership. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.
(2) Number of Operating Properties open at the end of the period including three properties at December 31, 1997, leased or managed by the Company, in which the Company did not hold an ownership interest. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3) 1997 includes 3.4 million square feet of GLA, and 1996 includes 549,000 square feet of GLA, owned by joint ventures in which the Operating Partnership has interests ranging from 33.3% to 45.0% .
(4) 1997 includes 2.5 million square feet of GLA leased or managed by the Company in which the Company did not hold an ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Total revenues increased 19.1%, or $22.5 million, for the year ended December 31, 1997. Of the $22.5 million increase, $1.1 million was the result of increased revenues at the malls, $21.7 million was the result of increased revenues at the Community Centers, and $345,000 was related to non-property revenue decreases.

Minimum rents

         Minimum rents increased 23.1%, or $20.2 million, for the year ended December 31, 1997.

                                              INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------
                                                        COMMUNITY                   PERCENT
                                           MALLS         CENTERS         TOTAL       TOTAL
                                           -----         -------         -----       -----
       Same Center....................    $ 0.6          $  0.1          $  0.7        0.8%
       Acquisitions/Developments......      0.4            19.1            19.5       22.3
                                          -----          ------          ------       ----
                                          $ 1.0          $ 19.2          $ 20.2       23.1%
                                          =====          ======          ======       ====

Percentage rents

         Percentage rents increased $600,000 for the year ended December 31, 1997. Of this increase, $160,000 was earned at the malls and $440,000 was earned at the community centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 8.1% or $1.8 million for the year ended December 31, 1997 compared to the year ended December 31, 1996.

                                              INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------
                                                        COMMUNITY                   PERCENT
                                           MALLS         CENTERS         TOTAL       TOTAL
                                           -----         -------         -----       -----
       Same center..................      $ (0.5)         $ (0.3)        $ (0.8)     (3.6%)
       Acquisitions/Developments....         0.2             2.4            2.6      11.7
                                          ------          ------         ------      ----
                                          $ (0.3)         $  2.1         $  1.8       8.1%
                                          ======          ======         ======      ====

Other revenues

         The $180,000 decrease in other revenues is primarily the result of increases in management fee revenues from unconsolidated joint ventures of $1.2 million and an increase of $410,000 in temporary tenant income at the malls, offset by a decrease of $2.0 million from the RPI Properties incentive management fee in 1996.

OPERATING EXPENSES

         Total operating expenses increased 8.6%, or $2.3 million, for the year ended December 31, 1997. Recoverable expenses increased $2.2 million, the provision for credit losses increased $170,000 and other operating expenses decreased $80,000 primarily as a result of the acquisition and development activities described above.

Recoverable expenses

         Recoverable operating expenses increased 9.4% or $2.2 million for the year ended December 31, 1997.

                                              INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------
                                                        COMMUNITY                   PERCENT
                                           MALLS         CENTERS         TOTAL       TOTAL
                                           -----         -------         -----       -----
       Same center.................       $ (0.7)        $ (0.1)        $ (0.8)       (3.4%)
       Acquisitions/Developments...          0.2            2.8            3.0        12.8
                                          ------         ------         ------        ----
                                          $ (0.5)        $  2.7         $  2.2         9.4%
                                          ======         ======         ======        ====

         The decrease in the same center expenses at the malls reflects a $1.0 million decrease in real estate taxes and a $330,000 increase in other operating expenses. Same center community center expenses reflect an increase in real estate taxes of $30,000 and a decrease of $120,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the RPI Properties acquisition.

Provision for credit losses

         The provision for credit losses was $2.2 million and represented 1.6% of total revenues for the year ended December 31, 1997, compared to 1.8% of total revenues for the year ended December 31, 1996.

Depreciation and amortization

         The $5.5 million increase in depreciation and amortization consists of an increase of $3.9 million from acquisitions (principally the RPI Properties), $450,000 from the opening of two new community centers, an increase of $710,000 in the core portfolio properties and the balance from increased loan fee amortization on the Company's credit facility.

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

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 43.9% or $12.8 million, for the year ended December 31, 1997. The summary below identifies the increase by its various components (dollars in thousands).

                                                   YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------
                                           1997             1996          INC. (DEC.)
                                           ----             ----          -----------
Average loan balance.................   $ 586,916        $ 421,661        $ 165,255
Average rate.........................        7.66%            7.46%            0.20%
                                                         ---------        ---------
Total interest.......................      44,970           31,456           13,514
Less:  Capitalized interest..........      (3,053)          (3,394)             341
Add:  Amortization of rate buydown...         776              776
Other................................        (547)             459           (1,006)
                                        ---------        ---------        ---------
Interest expense.....................   $  42,146        $  29,297        $  12,849
                                        =========        =========        =========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES

         Total revenues increased 12.9%, or $13.4 million, for the year ended December 31, 1996. Of the $13.4 million increase, $640,000 was the result of increased revenues at the Mall Properties, $10.5 million was the result of increased revenues at the Community Centers, and $2.3 million related to other revenue increases.

Minimum rents

         Minimum rents increased 10.5%, or $8.3 million, for the year ended December 31, 1996.

                                                 INCREASE (DOLLARS IN MILLIONS)
                                           -----------------------------------------
                                                           COMMUNITY                           PERCENT
                                           MALLS            CENTERS            TOTAL            TOTAL
                                           -----            -------            -----            -----
Same Center.........................       $  0.2           $ 0.1             $ 0.3            0.4%
Acquisitions/Developments...........          0.0             8.0               8.0           10.1
                                           ------           -----             -----           ----
                                           $  0.2           $ 8.1             $ 8.3           10.5%
                                           ======           =====             =====           ====

Percentage rents

         Percentage rents decreased $25,000 for the year ended December 31, 1996. Of the $2.9 million in percentage rents for 1996, $1.6 million was earned at the malls and $1.3 million was earned at the community centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 14.7% or $2.9 million for the year ended December 31, 1996, compared to the year ended December 31, 1995.

                                                     INCREASE (DOLLARS IN MILLIONS)
                                            -----------------------------------------------
                                                                 COMMUNITY                          PERCENT
                                            MALLS                 CENTERS             TOTAL          TOTAL
       Same Center....................      $ 0.6                 $ 1.1              $ 1.7            8.6%
       Acquisitions/Developments......        0.0                   1.2                1.2            6.1
                                            -----                 -----              -----           ----
                                            $ 0.6                 $ 2.3              $ 2.9           14.7%
                                            =====                 =====              =====           ====


Other revenues

       The $2.2 million increase in other revenues was primarily the result of the $2.3 million incentive management fee relating to net operating cash flow the Company earned during the escrow period of its acquisition of the RPI Properties.

OPERATING EXPENSES

         Total operating expenses increased 19.8%, or $4.5 million, for the year ended December 31, 1996. Recoverable expenses increased $3.6 million, the provision for credit losses increased $450,000 and other operating expenses increased $440,000, primarily as a result of the acquisition and development activities described above.

Recoverable expenses

       Recoverable operating expenses increased 17.6% or $3.6 million, for the year ended December 31, 1996.

                                                  INCREASE (DOLLARS IN MILLIONS)
                                           ---------------------------------------------
                                                              COMMUNITY                            PERCENT
                                           MALLS               CENTERS             TOTAL            TOTAL
                                           -----               -------             -----            -----
       Same center....................      $ 1.6                $ 0.7            $ 2.3               11.2%
       Acquisitions/Developments......        0.0                  1.3              1.3                6.4
                                            -----                -----            -----               ---
                                            $ 1.6                $ 2.0            $ 3.6               17.6%
                                            =====                =====            =====               ====

         The increase in the same center expenses at the malls reflect a $1.1 million increase in real estate taxes, a $410,000 increase in other operating expenses, and a $110,000 increase in snow removal costs compared to the same period in the prior year. Same center community center expenses reflect a decrease in real estate taxes of $20,000 offset by increases of $380,000 in snow removal costs and $380,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the RPI Properties acquisition.

Provision for credit losses

         The provision for credit losses was $2.1 million and represented 1.8% of total revenues for the year ended December 31, 1996, compared to 1.6% of total revenues for the year ended December 31, 1995.

Depreciation and amortization

         The $1.9 million increase in depreciation and amortization was primarily the result of an increase of $1.0 million from acquisitions (principally the RPI Properties), $20,000 from the opening of one new community center and an increase of $700,000 in the core portfolio properties.

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

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 11.8% or $3.1 million, for the year ended December 31, 1996. The summary below identifies the increase by its various components (dollars in thousands).

                                                   YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------
                                             1996              1995            INC. (DEC.)
                                             ----              ----            ----------
Average loan balance.................     $ 421,661          $ 333,024          $ 88,637
Average rate.........................          7.46%              7.76%            (0.30)%
                                                             ---------          --------
Total interest.......................        31,456             25,843             5,613
Less:  Capitalized interest..........        (3,394)              (690)           (2,704)
Add:  Amortization of rate buydown...           776                776
Other................................           459                286               173
                                          ---------          ---------          --------
Interest expense.....................     $  29,297          $  26,215          $  3,082
                                          =========          =========          ========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to be active in these areas. Future development projects being considered include those relating to the commitment between the Company and Nomura, pursuant to which Nomura has agreed, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for certain of the Company's developments. Management anticipates that the funds available under its credit facility, the Company's plans to utilize construction financing, long-term mortgage debt and the venture structure to raise equity and financing for acquisitions and developments, and the issuance of preferred and common stock will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

         At December 31, 1997, the Company's debt to total market capitalization was 42.2% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%. On October 6, 1997, the Company completed an additional offering of 1,750,000 Shares. The net proceeds to the Company of approximately $37.8 million were used to reduce variable rate indebtedness.

         On November 17, 1997, GRT completed a public offering of 4,800,000 shares of 9-1/4% Series B cumulative redeemable preferred shares of beneficial interest (the "Series B Preferred Shares"), par value $0.01 per share, with each share having a liquidation preference of $25.00. On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. The net proceeds were contributed by the Company to the Operating Partnership and were used to: (i) repay the balance of a $34.4 million bridge loan facility and (ii) to repay a portion of the outstanding borrowings on the Operating Partnership's credit facility.

         On December 5, 1997, the Company issued 56,000 shares of its Series C convertible preferred shares (the "Series C Preferred Shares"). The Series C Preferred Shares were issued pursuant to a purchase agreement dated December 4, 1997, among the Company and an affiliate of Nomura, to obtain equity funding for the purchase by Elizabeth Metro Mall, LLC, of real estate on which to construct and develop a value-oriented super-regional mall in Elizabeth, New Jersey. It is contemplated that, subject to satisfactory completion of its due diligence and satisfaction of certain other conditions, a Nomura affiliate will purchase a series of Nomura preferred shares and that the proceeds of such will be used to redeem the Series C Preferred Shares.

         Net cash provided by operating activities for the year ended December 31, 1997, was $56.4 million versus $53.9 million for the corresponding period of 1996. Net income adjusted for non-cash items accounted for a $9.0 million increase, while changes in operating assets and liabilities accounted for a $6.5 million decrease.

         Tenant accounts receivable, net, has increased $2.9 million since December 31, 1996. The primary reasons for the increase relate to year-end tenant recovery billings for the increased recoverable expenses associated with the Properties.

         Net cash used in investing activities for the year ended December 31, 1997, was $244.8 million, and reflects additional direct investments in real estate assets and additional indirect investments in real estate through investments in unconsolidated entities.

         Net cash provided by financing activities for the year ended December 31, 1997, was $186.9 million. Cash was provided by additional borrowings of $76.5 million and proceeds from common stock and preferred stock offerings aggregating approximately $217.5 million. Cash was used to fund distributions of $50.7 million, principal payments on mortgage and notes payable of $43.5 million and payments on the Company's credit facility of $13.0 million.

ACQUISITION, RENOVATION, EXPANSION AND DEVELOPMENT ACTIVITY

         The Company continues to be very active in its renovation, expansion, development and acquisition activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow.

Acquisitions

         The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On July 2, 1997, the Company, in a joint venture partnership with Nomura, completed the acquisition of The Dayton Mall in Dayton, Ohio, for a purchase price of $91.0 million. This Mall Property consists of approximately 1.3 million square feet of GLA including four anchors. On October 1, 1997, the Company, in a joint venture with Nomura, completed the acquisition of Colonial Park Mall in Harrisburg, Pennsylvania, for a purchase price of $48.0 million. Colonial Park Mall consists of approximately 752,000 square feet of GLA including three anchors. On December 18, 1997, the Company completed the acquisition of University Square in Tampa, Florida, for a purchase price of $121.0 million. University Square consists of approximately 1.3 million square feet of GLA including five anchors.

Renovations and Expansions

Grand Central Mall

         The expansion and renovation of this Mall Property located in Parkersburg, West Virginia, continues and will increase its GLA to 882,000 square feet upon its completion. The addition of a food court and the expansion of the existing cinema to a 37,000 square-foot 12-screen cinema were completed and opened in 1996. Additional expansion of the Mall Property will include an 83,000 square-foot Proffitt's which is projected to open in March 1998. The estimated cost of the Proffitt's expansion is $5.4 million of which $4.8 million had been expended at December 31, 1997.

Indian Mound Mall

          The expansion of this Mall Property located in Newark/Heath, Ohio, will add approximately 122,000 square feet and increase its GLA to 543,000 square feet. The expansion includes the addition of a 93,000 square foot Sears, which opened in late September 1997, expanding the current cinema from 18,000 square feet to 42,000 square feet and the addition of 5,000 square feet of small shops. The expansion was completed in the fourth quarter of 1997. The estimated cost of the expansion is $3.9 million of which $3.6 million had been expended at December 31, 1997.

Developments

Georgesville Square

         This development is a Community Center containing 232,000 square feet of GLA located in Columbus, Ohio. The center is anchored by a 132,000 square-foot Lowe's and a 63,000 square-foot Kroger, with the balance of the GLA in small shops. Lowe's opened in October 1996, and Kroger and the small shops opened in the second quarter of 1997. The cost of the development was $18.4 million of which $16.6 million has been advanced from a construction loan as of December 31, 1997. The construction loan bears interest at LIBOR plus 200 basis points (7.6875% at December 31, 1997) and matures October 1, 1999, subject to two extensions of six months each. Additionally, the Company commenced the construction of a 70,000 square-foot 16-screen cinema on one of the center's outparcel lots which is scheduled to open in early 1998. The cinema has budgeted costs of $6.2 million with costs to date of $2.0 million. The Company has also expended an additional $2.5 million relating to land costs for future phases of this development.

Meadowview Square

         This development is a Community Center containing 151,000 square feet of GLA located in Kent/Ravenna, Ohio. The center is anchored by a 126,000 square foot Wal-Mart with the balance of the space in small shops. Wal-Mart opened in January 1997 and the small shops opened in the second quarter of 1997. The cost of the development was $9.6 million of which $9.1 million had been advanced from a construction loan as of December 31, 1997. The construction loan bears interest at LIBOR plus 200 basis points (7.6875% at December 31, 1997) and matures October 1, 1999, subject to two extensions of six months each. The Company has also expended an additional $1.7 million relating to land costs for future phases of this development.

The Great Mall of the Great Plains

         The Operating Partnership maintains a 45.0% interest in Great Plains which owns The Great Mall of the Great Plains, a single level, enclosed, value and entertainment-oriented mega mall totaling approximately 782,000 square feet of GLA located in Olathe, Kansas (Kansas City, Kansas metropolitan area) which opened on August 14, 1997. The cost of the project through December 31, 1997, was financed through member equity and a construction loan of $81.9 million of which $76.8 million was outstanding at December 31, 1997. This Mall Property consists of 10 anchors including a 16-screen cinema, approximately 150 small shop tenants and 20 food court and kiosk units.

Capital Invested in Real Estate

         Investment in real estate has increased $142.3 million since December 31, 1996 (in thousands):

NAME OF PROPERTY/DESCRIPTION                                      COST           PROJECT TYPE
----------------------------------------------------------------------------------------------
University Mall...............................................   $ 121,544      Acquisition
Georgesville Square...........................................       3,476      Development
Meadowview Square.............................................         780      Development
Grand Central Mall............................................      10,266      Renovation/Expansion
Cross Creek Plaza.............................................       1,590      Expansion
Indian Mound Mall.............................................       2,377      Renovation/Expansion
Applewood Village.............................................      (4,086)     Sale
Capital expenditures..........................................       6,858      Cap-X (1)
Various properties, net.......................................        (521)
                                                                 ---------
                                                                 $ 142,284
                                                                 =========

(1) Capital expenditures include tenant improvements and tenant allowances on second generation space of $3,547 and routine, recurring maintenance capital expenditures that cannot be passed through to the tenants of $3,311.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended December 31, 1997 and 1996, represent 12.5 million square feet of GLA, or 80.6% of the 1997/1996 "same store" population.

                                                       MALLS                        COMMUNITY CENTERS
                                             --------------------------          ----------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE          SALES PSF    %INCREASE
     -------------                           ---------       ----------          ---------    ---------

     Anchors............................       $167.68          3.3%              $224.31       3.1%
     Stores.............................       $258.17          2.8%              $165.56       3.5%
     Total..............................       $210.67          3.0%              $216.17       3.1%

         Portfolio occupancy statistics by property type are summarized below:

                                                                OCCUPANCY (1) (2)
                                            -------------------------------------------------------------
                                            12/31/97      9/30/97      6/30/97       3/31/97     12/31/96
                                            --------      -------      -------       -------     --------
     Mall Anchors.......................      99.5%        99.4%        99.1%          99.1%        99.1%
     Mall Stores........................      82.6%        79.4%        82.6%          83.1%        84.2%
     Total Mall portfolio...............      93.3%        91.7%        92.8%          92.6%        93.0%

     Community Center Anchors...........      97.3%        97.6%        97.9%          98.2%        98.3%
     Community Center Stores............      85.9%        83.8%        86.0%          86.0%        87.1%
     Total Community Centers............      94.7%        94.4%        95.4%          95.5%        95.8%
     Single Tenant Retail Properties....      92.2%        92.2%       100.0%         100.0%       100.0%
     Total Community Center Portfolio...      94.4%        94.2%        95.8%          96.0%        96.2%

         The stabilized mall portfolio (excluding The Great Mall of the Great Plains which opened in August 1997), had a Mall store occupancy rate of 84.0% and 80.9% at December 31, 1997, and September 30, 1997, respectively.

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers FFO to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the years ending December 31, 1997, 1996 and 1995 (in thousands):

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                   1997        1996          1995
                                                                   ----        ----          ----
Net income available to common shareholders...............      $25,088       $27,781       $25,713
Add back (less):
     Real estate depreciation and amortization............       25,283        20,173        17,875
     Litigation settlement................................                                      279
     Gain on sale.........................................         (155)                       (178)
     GRT share of joint venture depreciation
        and amortization..................................        2,660            43
     Minority interest in partnership.....................        3,022         3,385         3,294
                                                                -------       -------       -------
Funds from operations.....................................      $55,898       $51,382       $46,983
                                                                =======       =======       =======

         FFO increased 8.8%, or $4.5 million for the year ended December 31, 1997. The increase was the result of improved property net operating income of $20.1 million and an increase in the FFO from unconsolidated entities of $2.6 million, partially offset by increased interest expense of $12.8 million, a decrease in gain on sale of outparcels of $1.4 million and an increase in preferred stock dividends of $4.4 million.

         FFO increased 9.4%, or $4.4 million for the year ended December 31, 1996. The increase was the result of improved property net operating income of $9.0 million, including the incentive management fee of $2.3 million relating to net operating cash flow the Company earned during the escrow period of its acquisition of the RPI portfolio, and the gain on the sales of three outparcels of $1.5 million. This increase was partially offset by increased interest expense of $3.1 million and increased general and administrative expense of $3.0 million.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS No. 131 in 1998.

         The Company is assessing the impact of the year 2000 issue as it relates to the Company's information systems and vendor supplied application software. Management does not currently anticipate any significant or material impact on the Company as a result of implications associated with that issue.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 15, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 15, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 15, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 15, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements                                                       Page Number
                  --------------------                                                       -----------
                   - Report of Independent Accountants..................................         39
                   - Glimcher Realty Trust Consolidated Balance Sheets as of
                     December 31, 1997 and 1996.........................................         40
                   - Glimcher Realty Trust Consolidated Statements of Operations
                       for the years ended December 31, 1997, 1996, and 1995............         41
                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity ended December 31, 1997, 1996 and 1995......................         42
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 1997, 1996, and 1995............         43
                   - Notes to Consolidated Financial Statements.........................         44
         (2)   Financial Statement Schedule
                   - Schedule III - Real Estate and Accumulated Depreciation............         57
                   - Notes to Schedule III..............................................         66

         (3)    Exhibits
                --------

                  3.1     Amended and Restated Declaration of Glimcher Realty Trust. (2)
                  3.2     Bylaws, as amended. (2)
                  3.3     Amendment to the Company's Amended and Restated Declaration of Trust. (1)
                  3.4     Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  3.5     Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  3.6     Amendment No.1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  3.7     Amendment No.2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  3.8     Amendment No.3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  3.9     Amendment No.4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership.
                  4.1     Specimen Certificate for Common Shares of Beneficial Interest. (2)
                  4.2     Specimen Certificate evidencing 34,000 shares of Series A Convertible Preferred Shares. (8)
                  4.3     Specimen Certificate evidencing Series A-1 Convertible Preferred Shares. (11)
                  4.4     Specimen Certificate evidencing 9-1/4% Series B Cumulative Redeemable Preferred Shares of
                          Beneficial Interest. (11)
                  4.5     Specimen Certificate evidencing Series C Convertible Preferred Shares.
                 10.1     Loan Agreement between Glimcher Properties Limited Partnership, Glimcher Realty Trust,
                          Glimcher Properties Corporation and The Huntington National Bank relating to the Credit
                          Facility. (1)
                 10.2     First Amendment to Loan Agreement by and among The Huntington National Bank, Glimcher Realty
                          Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)
                 10.3     Second Amendment to Loan Agreement, First Note
                          Extension Agreement and First Amendment to a Credit
                          Line Deed of Trust by and among The Huntington
                          National Bank, Glimcher Properties Limited
                          Partnership, Glimcher Realty Trust and Glimcher
                          Properties Corporation relating to the Credit
                          Facility. (1)
                 10.4     Revolving Note issued by Glimcher Properties Limited Partnership in connection with the
                          Credit Facility. (1)
                 10.5     Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement issued by
                          Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
                 10.6     Promissory Note issued by Morgantown Mall Associates Limited Partnership in connection with the Morgantown Loan. (2)
                 10.7     Credit Line Deed of Trust and Security Agreement, issued by Morgantown Mall Associates
                          Limited Partnership in connection with the Morgantown Loan. (2)
                 10.8     Amended and Restated Loan Agreement among Nomura Asset Capital Corporation, Glimcher
                          Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited
                          Partnership relating to the Nomura Loan. (1)
                 10.9     Holdings A Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited
                          Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership
                          relating to the Nomura Loan. (1)
                 10.10    Holdings B Note, Nonrecourse Mortgage Note executed by
                          Glimcher Holdings Limited Partnership, Glimcher
                          Centers Limited Partnership and Grand Central Limited
                          Partnership relating to the Nomura Loan. (1)
                 10.11    Centers Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited Partnership,
                          Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the
                          Nomura Loan. (1)
                 10.12    Grand Central Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited
                          Partnership, Glimcher Centers Limited Partnership and Grand Central Limited
                          Partnership relating to the Nomura Loan. (1)
                 10.13    ISDA Master Agreement between The Huntington National Bank and Glimcher Properties Limited
                          Partnership. (1)
                 10.14    Agreement by and between Glimcher Properties Limited Partnership and Start Marketing, Inc. (1)

                 10.15    Continuing Guaranty issued by Glimcher Realty Trust guaranteeing payment of obligations of Glimcher
                          Properties Limited Partnership in connection with the Credit Facility. (1)
                 10.16    Continuing Guaranty issued by Glimcher Properties Corporation guaranteeing payment of obligations of
                          Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
                 10.17    Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing issued by Glimcher Holdings Limited Partnership in connection with the Nomura Loan. (1)
                 10.18    Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing and
                          Modification of Mortgage/Deed of Trust issued by Glimcher Centers Limited Partnership in connection with the Nomura Loan. (1)
                 10.19    Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing and Modification of Deed
                          of Trust issued by Grand Central Limited Partnership in connection with the Nomura Loan. (1)
                 10.20    Glimcher Realty Trust 1993 Employee Share Option Plan. (2)
                 10.21    Glimcher Realty Trust 1993 Trustee Share Option Plan. (2)
                 10.22    First Amended and Restated Loan Agreement dated as of June 30, 1995 between Glimcher Properties Limited
                          Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank,
                          Society National Bank and a Bank Group. (3)
                 10.23    Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher
                          Properties Limited Partnership to The Huntington National Bank. (3)
                 10.24    Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher
                          Properties Limited Partnership to Society National Bank. (3)
                 10.25    Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of The Huntington
                          National Bank. (3)
                 10.26    Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of The
                          Huntington National Bank. (3)
                 10.27    Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of Society National
                          Bank. (3)
                 10.28    Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of Society
                          National Bank. (3)
                 10.29    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of twenty seven million six hundred thousand dollars ($27,600,000). (4)
                 10.30    Exemplar Open-End Mortgage, Security Agreement and Fixture Filing issued by Glimcher
                          Properties Limited Partnership in connection with the Connecticut General Life Insurance
                          Company Loan. (4)
                 10.31    Exemplar Second Mortgage and Security Agreement dated as of October 26, 1995, issued by Glimcher
                          Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                 10.32    Exemplar Assignment of Rents and Leases dated as of October 26, 1995, issued by Glimcher Properties
                          Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                 10.33    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of six million two hundred thousand dollars ($6,200,000). (4)
                 10.34    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million six hundred thousand dollars ($3,600,000). (4)
                 10.35    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million three hundred thousand dollars ($3,300,000). (4)
                 10.36    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of four million two hundred thousand dollars ($4,200,000). (4)
                 10.37    Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of five million one hundred thousand dollars ($5,100,000). (4)

                 10.38    Completion Guaranty dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership and
                          Glimcher Realty Trust in favor of Connecticut General Life Insurance Company. (4)
                 10.39    Purchase and Sale Agreement by and among the Company and Retail Property Investors, Inc., PaineWebber
                          Retail Property Investments, Ltd., PaineWebber Retail Property Investments Joint Venture, PaineWebber
                          College Plaza, LP., and PaineWebber Marion Towne, L.P., dated as of March 11, 1996, as amended. (6)
                 10.40    Securities Purchase Agreement among Partnership Acquisition Trust II, Glimcher Properties
                          Limited Partnership and Glimcher Realty Trust, dated November 26, 1996. (7)
                 10.41    Articles Supplementary designating 40,000 Shares of Series A Convertible Preferred Shares
                          Beneficial Interest. (8)
                 10.42    Second Amendment to First Amended and Restated Loan Agreement. (7)
                 10.43    Second Amended and Restated Loan Agreement dated as of May 15, 1997 between Glimcher Properties Limited
                          Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank,
                          ("Huntington"), KeyBank National Association ("KeyBank"), Fleet National Bank ("Fleet"), Star Bank,
                          National Association ("Star"), PNC Bank, National Association ("PNC"), The Provident Bank ("Provident"),
                          National City Bank of Columbus ("National City") and Bankers Trust Company ("Bankers Trust"). (9)
                 10.44    Form of Revolving Note for each of the eight (8) individual notes, dated May 15, 1997, and executed by Glimcher Properties Limited Partnership. (9)
                          a.  Huntington in the amount of $32.5 million;
                          b.  KeyBank in the amount of $32.5 million;
                          c.  Fleet in the amount of $20 million;
                          d.  Star in the amount of $20 million;
                          e.  PNC in the amount of $25 million;
                          f.  Provident in the amount of $10 million;
                          g.  National City in the amount of $20 million; and
                          h.  Bankers Trust in the amount of $30 million.
                 10.45    Form of Guaranty for each of the eight (8) individual guarantees, dated May 15, 1997, and issued by Glimcher Realty Trust and Glimcher Properties Corporation (9)
                          a.  Huntington to the extent of $32.5 million;
                          b.  KeyBank to the extent of $32.5 million;
                          c.  Fleet to the extent of $20 million;
                          d.  Star to the extent of $20 million;
                          e.  PNC to the extent of $25 million;
                          f.  Provident to the extent of $10 million;
                          g.  National City to the extent of $20 million; and
                          h.  Bankers Trust to the extent of $30 million.
                 10.46    Security Agreement - Interest Rate Protection Contract dated May 15, 1997, executed by Glimcher Properties
                          Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (9)
                 10.47    Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement for each of the three (3)
                          individual mortgages, dated May 15, 1997, and issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (9)
                 10.48    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties
                          Limited Partnership and Herbert Glimcher.
                 10.49    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trusts,
                          Glimcher Properties Limited Partnership and William G. Cornely.
                 10.50    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust,
                          Glimcher Properties Limited Partnership and William R. Husted.
                 10.51    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust,
                          Glimcher Properties Limited Partnership and Michael P. Glimcher.
                 10.52    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust,
                          Glimcher Properties Limited Partnership and George A. Schmidt.
                 10.53    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust,
                          Glimcher Properties Limited Partnership and Timothy C. Getz.

                 10.54    Underwriting Agreement, dated as of September 30, 1997, among Glimcher Realty Trust,
                          Glimcher Properties Limited Partnership and Prudential Securities Incorporated. (10)
                 10.55    Amendment No. 1 dated as of November 6, 1997, to Securities Purchase Agreement among
                          Partnership Acquisition Trust II, Glimcher Properties Limited Partnership and Glimcher
                          Realty Trust, dated November 26, 1996. (11)
                 10.56    Articles Supplementary classifying 5,520,000 Shares of beneficial interest on Series B Cumulative
                          Redeemable Preferred Shares of Beneficial Interest.
                 10.57    Articles Supplementary designating 40,000 Shares of Series A-1 Convertible Preferred Shares
                          Beneficial Interest.
                 10.58    Articles Supplementary designating 56,000 Shares of Series C Convertible Preferred Shares
                          Beneficial Interest.
                 10.59    Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars
                          ($64,898,546). (12)
                 10.60    Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited
                          Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (12)
                 10.61    Glimcher Realty Trust 1997 Incentive Plan.
                 10.62    Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC.

                  21.1    Subsidiaries of the Registrant
                  23.1    Consent of Independent Accountants
                  27      Financial Data Schedule. (5)

         (1) Incorporated by reference to GRT's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
         (2) Incorporated by reference to GRT's Registration Statement No. 33-69740.
         (3)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and Exchange Commission on July 26, 1995.
         (4)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and exchange Commission on December 13, 1995.
         (5)    This exhibit is filed for EDGAR filing purposes only.
         (6)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and Exchange Commission on November 7, 1996.
         (7)    Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1996, filed with the
                Securities and Exchange Commission on March 25, 1997.
         (8) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on February 5, 1997.
         (9)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and Exchange Commission June 23, 1997.
        (10)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and Exchange Commission on November 4, 1997.
        (11) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 14, 1997.
        (12) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 31, 1997.

         (b)  Reports on Form 8-K
              During the fiscal year ended December 31, 1997, the Company filed the following Reports on Form 8-K.
              o     Form 8-K dated February 5, 1997, filed February 5, 1997.
              o     Form 8-K dated June 17, 1997, filed June 23, 1997.
              o     Form 8-K dated November 4, 1997, filed November 4, 1997.
              o     Form 8-K dated November 13, 1997, filed November 14, 1997.
              o     Form 8-K dated December 31, 1997, filed December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GLIMCHER REALTY TRUST

                    /s/  HERBERT GLIMCHER
                    ------------------------------------------------------------
                    Herbert Glimcher
                    Chairman of the Board, President and Chief Executive Officer March 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                            DATE
---------                                           -----                            ----
 /s/ HERBERT GLIMCHER                 Chairman of the Board, President          March 24, 1998
-----------------------------------  Chief Executive Officer (Principal
Herbert Glimcher                       Executive Officer) and Trustee

 /s/ WILLIAM G. CORNELY                     Senior Vice President               March 24, 1998
-----------------------------------      and Chief Financial Officer
William G. Cornely


/s/ WILLIAM R. HUSTED                       Senior Vice President               March 24, 1998
-----------------------------------      of Construction and Trustee
William R. Husted


/s/ MICHAEL P. GLIMCHER                     Senior Vice President               March 24, 1998
-----------------------------------        of Leasing and Trustee
Michael P. Glimcher

 /s/ PHILIP G. BARACH                     Member, Board of Trustees             March 24, 1998
-----------------------------------
Philip G. Barach


 /s/ OLIVER BIRCKHEAD                     Member, Board of Trustees             March 24, 1998
-----------------------------------
Oliver Birckhead


 /s/ E. GORDON GEE                        Member, Board of Trustees             March 24, 1998
-----------------------------------
E. Gordon Gee


 /s/ DAVID J. GLIMCHER                    Member, Board of Trustees             March 24, 1998
-----------------------------------
David J. Glimcher


/s/ ALAN R. WEILER                        Member, Board of Trustees             March 24, 1998
-----------------------------------
Alan R. Weiler


/s/ HARVEY WEINBERG                       Member, Board of Trustees             March 24, 1998
-----------------------------------
Harvey Weinberg

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glimcher Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                   COOPERS & LYBRAND L.L.P.



Columbus, Ohio
February 20, 1998

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                               ------------------------------
                                                                                     1997               1996
                                                                                     ----               ----
Investment in real estate:
   Land................................................................         $   92,247           $ 78,339
   Buildings, improvements and equipment...............................            976,645            846,500
   Developments in progress:
    Land ..............................................................              6,541              6,852
    Developments.......................................................             15,989             17,447
                                                                                ----------           --------
                                                                                 1,091,422            949,138
   Less accumulated depreciation.......................................            107,611             86,421
                                                                                ----------           --------
    Net investment in real estate......................................            983,811            862,717
Cash and cash equivalents..............................................              7,434              8,968
Cash in escrow.........................................................              7,668              5,008
Investment in unconsolidated entities..................................            118,195             41,351
Tenant accounts receivable, net........................................             23,938             21,068
Deferred expenses, net.................................................              7,980              8,644
Prepaid and other assets...............................................             15,203              1,646
                                                                                ----------           --------
                                                                                $1,164,229           $949,402
                                                                                ==========           ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.................................................         $  501,272           $470,929
Notes payable..........................................................             90,416            104,318
Accounts payable and accrued expenses..................................             25,500             26,770
Distributions payable..................................................             14,079             12,044
                                                                                ----------           --------
                                                                                   631,267            614,061
Commitments and contingencies

Minority interest in partnership.......................................             31,907             32,130

Redeemable preferred shares:
   Series A-1 and Series C convertible preferred shares of beneficial interest, $0.01 par value, 90,000 and 34,000 shares issued and
     outstanding as of December 31, 1997 and 1996, respectively........             90,000             34,000

Shareholders' equity:
   Series B cumulative redeemable preferred shares of beneficial
     interest, $0.01 par value, 5,118,000 shares issued and outstanding            127,950
   Common shares of beneficial interest, $0.01 par value, 23,669,960 and 21,888,931 shares issued and outstanding as of December 31,
     1997 and 1996, respectively.......................................                237                219
  Additional paid-in capital...........................................            348,433            316,673
  Distributions in excess of accumulated earnings......................            (65,565)           (47,681)
                                                                                ----------           --------
                                                                                $1,164,229           $949,402
                                                                                ==========           ========

       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                              1997             1996          1995
                                                                              ----             ----          ----
Revenues:
     Minimum rents ................................................        $ 107,895         $ 87,660        $ 79,323
     Percentage rents .............................................            3,499            2,896           2,921
     Tenant recoveries ............................................           24,186           22,384          19,514
     Other ........................................................            4,558            4,738           2,490
                                                                           ---------         --------        --------
       Total revenues .............................................          140,138          117,678         104,248
                                                                           ---------         --------        --------
Operating expenses:
     Real estate taxes ............................................           10,868           10,233           8,588
     Recoverable operating expenses ...............................           15,515           13,893          11,920
                                                                           ---------         --------        --------
                                                                              26,383           24,126          20,508
     Other operating expenses .....................................            3,165            3,086           2,198
                                                                           ---------         --------        --------
     Total operating expenses .....................................           29,548           27,212          22,706
                                                                           ---------         --------        --------

       Property net operating income ..............................          110,590           90,466          81,542

Depreciation and amortization .....................................           27,869           22,418          20,560
General and administrative ........................................            8,286            9,371           6,409
Gain on sales of property/outparcels ..............................              155            1,506
Interest income ...................................................            1,032              506             649
Interest expense ..................................................           42,146           29,297          26,215
Equity in income (loss) of unconsolidated entities ................             (661)              42
Minority interest in operating partnership ........................            3,022            3,385           3,294
                                                                           ---------         --------        --------
       Net income .................................................           29,793           28,049          25,713
Preferred stock dividends .........................................            4,705              268
                                                                           ---------         --------        --------
       Net income available to common shareholders ................        $  25,088         $ 27,781        $ 25,713
                                                                           =========         ========        ========

Earnings per share (basic and diluted) ............................        $    1.12         $   1.27        $   1.27
                                                                           =========         ========        ========

Cash distributions declared per common share of beneficial
     interest......................................................        $  1.9232         $ 1.9232        $ 1.9099
                                                                           =========         ========        ========







        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 COMMON SHARES OF
                                                    SERIES A-1 AND C  SERIES B CUMULATIVE       BENEFICIAL INTEREST
                                                      CONVERTIBLE          REDEEMABLE           -------------------
                                                    PREFERRED SHARES    PREFERRED SHARES        SHARES       AMOUNT
                                                    ----------------    ----------------        ------       ------

Balance, December 31, 1994 .....................                                            18,358,598        $184
                                                                                                              ----

 Distributions declared, $1.9099 per Share .....
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan ................                                                11,419
 Other issuance of Shares ......................                                                11,904
 Net proceeds from public offering .............                                             3,500,000          35
 Net income ....................................
 Transfer to minority interest in partnership...
                                                                                            ----------        ----
Balance, December 31, 1995 .....................                                            21,881,921         219
                                                                                            ----------        ----

 Distributions declared, $1.9232 per Share .....
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan                                                                  3,540
 Other issuance of Shares ......................                                                 3,470
 Preferred equity ..............................          $34,000
 Preferred stock dividends declared ............
 Net income ....................................
                                                                                            ----------        ----
Balance, December 31, 1996 .....................           34,000                           21,888,931         219
                                                          -------                           ----------        ----

 Distributions declared, $1.9232 per Share .....
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan ................                                                11,211
 Other issuance of Shares ......................                                                19,818
 Proceeds from Series B public offering ........                             $127,950
 Net proceeds from public offering .............                                             1,750,000          18
 Preferred equity ..............................           56,000
 Preferred stock dividends declared ............
 Net income ....................................
 Transfer to minority interest in partnership...
                                                          -------            --------       ----------        ----
Balance, December 31, 1997 .....................          $90,000            $127,950       23,669,960        $237
                                                          =======            ========       ==========        ====


                                                                      DISTRIBUTIONS
                                                      ADDITIONAL       IN EXCESS OF
                                                       PAID-IN         ACCUMULATED
                                                       CAPITAL           EARNINGS          TOTAL
                                                       -------           --------          -----

Balance, December 31, 1994 .....................       $249,411          $(19,349)       $230,246
                                                       --------          --------        --------

 Distributions declared, $1.9099 per Share .....                          (38,450)        (38,450)
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan ................            227                               227
 Other issuance of Shares ......................            250                               250
 Net proceeds from public offering .............         68,775                            68,810
 Net income ....................................                           25,713          25,713
 Transfer to minority interest in partnership...         (2,105)                           (2,105)
                                                       --------          --------        --------
Balance, December 31, 1995 .....................        316,558           (32,086)        284,691
                                                       --------          --------        --------

 Distributions declared, $1.9232 per Share .....                          (42,096)        (42,096)
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan                              60                                60
 Other issuance of Shares ......................             55                                55
 Preferred equity ..............................                           (1,280)         32,720
 Preferred stock dividends declared ............                             (268)           (268)
 Net income ....................................                           28,049          28,049
                                                       --------          --------        --------
Balance, December 31, 1996 .....................        316,673           (47,681)        303,211
                                                       --------          --------        --------

 Distributions declared, $1.9232 per Share .....                          (42,972)        (42,972)
 Proceeds from Distribution Reinvestment
        and Share Purchase Plan ................            232                               232
 Other issuance of Shares ......................            342                               342
 Proceeds from Series B public offering ........         (4,878)                          123,072
 Net proceeds from public offering .............         37,828                            37,846
 Preferred equity ..............................                                           56,000
 Preferred stock dividends declared ............                           (4,705)         (4,705)
 Net income ....................................                           29,793          29,793
 Transfer to minority interest in partnership...         (1,764)                           (1,764)
                                                       --------          --------        --------
Balance, December 31, 1997 .....................       $348,433          $(65,565)       $501,055
                                                       ========          ========        ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                    1997              1996              1995
                                                                    ----              ----              ----
Cash flows from operating activities:
 Net income .................................................     $  29,793         $  28,049         $ 25,713
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for doubtful accounts .........................         2,242             2,072            1,620
    Depreciation and amortization ...........................        27,869            22,418           20,560
    Equity in (income) loss of unconsolidated entities ......           661               (42)
    Other non-cash expenses .................................           776               816              776
    Minority interest in partnership ........................         3,022             3,385            3,294
    Gains on sales of outparcels ............................          (155)           (1,506)
 Net changes in operating assets and liabilities:
    Tenant accounts receivable, net .........................        (5,190)           (7,222)          (4,199)
    Deferred expenses, prepaid and other assets .............         1,065               898             (136)
    Accounts payable and accrued expenses ...................        (3,677)            5,050           (6,656)
                                                                  ---------         ---------         --------

 Net cash provided by operating activities ..................        56,406            53,918           40,972
                                                                  ---------         ---------         --------

Cash flows from investing activities:
 Additions to investment in real estate .....................       (26,909)          (36,615)         (44,789)
 Acquisition of properties ..................................      (122,579)          (88,482)          (5,601)
 Investment in unconsolidated entities ......................       (77,505)          (41,309)
 Proceeds from sales of outparcels ..........................           253             4,330
 (Payments to) withdrawals from cash in escrow ..............        (1,875)              997            4,203
 Additions to deferred expenses, prepaid and other assets....       (16,208)             (172)          (3,008)
                                                                  ---------         ---------         --------

 Net cash used in investing activities ......................      (244,823)         (161,251)         (49,195)
                                                                  ---------         ---------         --------

Cash flows from financing activities:
 (Payments to) proceeds from revolving line of credit, net...       (13,000)           69,800          (39,972)
 Proceeds from issuance of mortgages and notes payable ......        76,538            58,128           66,152
 Principal payments on mortgage and notes payable ...........       (43,497)           (3,155)         (46,749)
 Net proceeds from issuance of common shares ................        38,418                77           69,037
 Net proceeds from issuance of redeemable preferred shares...       179,072            32,720
 Cash distributions .........................................       (50,648)          (47,101)         (41,455)
                                                                  ---------         ---------         --------

Net cash provided by financing activities ...................       186,883           110,469            7,013
                                                                  ---------         ---------         --------

Net change in cash and cash equivalents .....................        (1,534)            3,136           (1,210)

Cash and cash equivalents, at beginning of period ...........         8,968             5,832            7,042
                                                                  ---------         ---------         --------

Cash and cash equivalents, at end of period .................     $   7,434         $   8,968         $  5,832
                                                                  =========         =========         ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Properties") consisting of regional malls ("Mall Properties") and community shopping centers, (including single tenant retail properties) ("Community Centers"). At December 31, 1997, the Company, managed and leased a total of 120 operating properties, 113 of which were wholly owned, four of which were partially owned in ventures and three of which were managed or leased under contractual agreements, consisting of 16 Mall Properties and 104 Community Centers, and owned interests in and operated 113 Properties at December 31, 1996, consisting of nine Mall Properties and 104 Community Centers. Glimcher Properties Limited Partnership (the "Operating Partnership") also holds substantially all of the economic interest in Glimcher Development Corporation ("GDC"), a non-qualified REIT subsidiary which provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of GRT, the Operating Partnership (90.1% owned by GRT at December 31, 1997 and 89.4% at December 31, 1996), five Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, and Glimcher University Mall Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

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

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized on a straight-line basis over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $12,187 and $9,232 as of December 31, 1997 and 1996, respectively.

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases which approximates a straight-line basis. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are accrued.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $5,030, $4,463 and $2,229 as of December 31, 1997, 1996 and 1995, respectively.

Interest Costs

                                                             YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                        1997          1996            1995
                                                        ----          ----            ----
     Interest capitalized........................      $ 3,053      $  3,394         $   690
     Interest expense............................       41,370        28,521          25,439
     Amortization of interest rate buydown.......          776           776             776
                                                       -------      --------         -------
     Total interest costs........................      $45,199       $32,691         $26,905
                                                       =======       =======         =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. The majority of the advertising expenses incurred are recovered from the tenants through lease obligations. Net advertising expense was $269, $308 and $106 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

         The Company has an equity investment in GDC, which is a non-qualified REIT subsidiary under Section 856 (I) of the Code. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $5,991, $5,617 and $2,152 were accrued for real estate improvements and other assets as of December 31, 1997, 1996 and 1995, respectively.

         GRT, through the Operating Partnership, acquired one Mall Property during the year ended December 31, 1997. The purchase price included cash of $122,579 and the assumption of net liabilities of $606. GRT, through the Operating Partnership, acquired 23 Community Centers during the year ended December 31, 1996. The purchase price included cash of $88,482 and the assumption of net liabilities of $125,738.

         Share distributions of $11,381, $10,524 and $10,521 and Operating Partnership distributions of $ 1,252, $1,252 and $1,252 had been declared but not paid as of December 31, 1997, 1996 and 1995, respectively. Series A-1 convertible preferred share distributions of $268 had been declared but not paid as of December 31, 1996. Series B cumulative redeemable preferred share distributions of $1,446 had been declared but not paid as of December 31, 1997.

         Amounts paid for interest were $44,935, $30,295 and $25,457 in 1997, 1996 and 1995, respectively.

         Amounts paid for state and local income taxes were $878, $572 and $810 in 1997, 1996 and 1995, respectively.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.       MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 1997 AND 1996 CONSIST OF THE
FOLLOWING:

                                               CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                        MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-----------------------------------------------------------------------------------------------------------------------------
                                              1997          1996         1997        1996
                                              ----          ----         ----        ----

Grand Central Limited Partnership.....     $ 25,000       $ 25,000      6.935%      6.935%     (a)     $25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan A.......       40,000         40,000      6.995%      6.995%     (a)      40,000   Feb. 1, 1999
Glimcher Holdings L.P. - Loan B.......       40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P..................       76,000         76,000      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Morgantown Mall Associates L.P........       50,200         50,200      7.500%      7.500%     (a)      50,200   Apr. 1, 1999
Glimcher Properties L.P. Mortgage.....
  Notes Payable:
Glimcher Properties L.P...............       50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
Other Mortgage Notes..................      113,456        125,279         (d)         (d)     (b)     101,079            (h)
University Mall Limited Partnership...       71,376                        (i)                 (b)          (i)           (i)
RPI Bridge Facility...................                      34,372                     (g)     (e)
Construction Loans....................       35,240         30,078         (c)         (c)     (a)                        (f)
                                           --------       --------
Total Mortgage Notes Payable..........     $501,272       $470,929
                                           ========       ========



(a) The loan requires monthly payments of interest only.
(b) The loans require monthly payments of principal and interest.
(c) Interest rates ranging from 7.6875% to 8.000% in 1997 (7.625% in 1996).
(d) Interest rates ranging from 7.375% to 9.125%.
(e) The loan was paid off November 17, 1997.
(f) Final maturity dates ranging from June 1998 to November 1999.
(g) The loan bore interest at LIBOR plus 175 basis points (7.375% at December 31, 1996).
(h) Final maturity dates ranging from June 1999 to April 2016.
(i) The loan has an effective interest rate of 7.090% and matures in January 2028, with an optional prepayment rate in January 2013.


         All mortgage notes payable are collateralized by certain Properties owned by the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 1997, are as follows:
1998 - $11,917; 1999 - $152,613; 2000 - $141,515; 2001 - $24,483; 2002 -
$56,576; thereafter - $114,168.

4.       NOTES PAYABLE

         In May 1997, the Company amended its revolving line of credit (the "Credit Facility") to (i) increase the amount the Company can borrow thereunder from $175,000 to $190,000, (ii) extend the term of the Credit Facility from June 30, 1998, to July 31, 1998, which term may at the Company's option be extended to July 31, 1999, (iii) reduce the variable tiered interest rate schedule, and
(iv) grant first mortgage liens on 11 of the Properties to secure borrowings under the Credit Facility. Borrowings under the Credit Facility currently bear interest at a rate equal to LIBOR plus 170 basis points per annum (7.4375% at December 31, 1997). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company. During 1997 and 1996, the weighted average interest rate was 7.465% and 7.112%, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility.

         At December 31, 1997, the balance outstanding on the Credit Facility was $90,000. As of December 31, 1997, the unused balance of the Credit Facility available to the Company was $99,750.

5.       SERIES A-1, B AND C PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 Shares of the Company, consisting of common shares or one or more series of preferred shares of beneficial interest.

         On November 27, 1996, the Company sold 34,000 of its Series A convertible preferred shares. On November 7, 1997, the Series A preferred shares were exchanged for Series A-1 preferred shares (the "A-1 Preferred Shares") having substantially the same terms. Distributions on the A-1 Preferred Shares will be paid quarterly based upon 90 day LIBOR plus 285 basis points (8.631% at December 31, 1997 and 8.350% at December 31, 1996). The Company may redeem the A-1 Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in 2001, the A-1 Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which ranges between 70.0% and 90.0%.

         On November 17, 1997, the Company completed a $120,000 public offering of 4,800,000 shares of 9-1/4 % Series B cumulative redeemable preferred shares of beneficial interest (the "B Preferred Shares"). On November 25, 1997, the Company sold an additional 318,000 B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the B Preferred Shares are payable quarterly in arrears. The Company generally may redeem the B Preferred Shares any time on or after November 15, 2002, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to the Operating Partnership in exchange for preferred units. The Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the B Preferred Shares.

         On December 5, 1997, the Company sold 56,000 shares of its Series C convertible preferred shares (the "C Preferred Shares"). Distributions on the C Preferred Shares will be paid quarterly based upon 90 day LIBOR plus 285 basis points. The C Preferred Shares may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. Beginning in December 1998, the C Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by
(ii) the applicable conversion percentage which ranges between 70.0% and 80.0%.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to manage interest rate risks. In 1995, the Company entered into a rate protection agreement for up to $175,000 of borrowings on its amended Credit Facility for a term of three years. Under the agreement the obligor agreed to reimburse the Company to the extent interest expense

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


increased as a result of an increase in LIBOR above 8.500% per annum, and the Company agreed to reimburse the obligor to the extent interest expense decreased as a result of a decrease in LIBOR below 4.500% per annum. The Company is exposed to credit loss in the event of non-performance by the obligor. However, the Company does not anticipate non-performance by the obligor.

7.       RENTALS UNDER OPERATING LEASES

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2025. The minimum future base rentals under non-cancelable operating leases as of December 31, 1997 are as follows:

             1998.......................................       $  113,294
             1999.......................................          107,223
             2000.......................................           98,533
             2001.......................................           91,493
             2002.......................................           84,744
             Thereafter.................................          507,739
                                                               ----------
                                                               $1,003,026
                                                               ==========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $1,324, $1,747 and $1,686 for the years ended December 31, 1997, 1996 and 1995, respectively.

         In 1997, no tenant collectively accounted for more than 10.0% of rental income. In 1996 and 1995, Kmart represented approximately 10.0% and 11.3% of rental income, respectively. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

8.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investments in unconsolidated entities consist of preferred stock and non-voting common stock of GDC, a 45.0% interest in Great Plains Metro Mall L.L.C., a 33.3% interest in Johnson City Venture L.L.C., a 40.0% interest in Dayton Mall L.L.C., a 40.0% interest in Colonial Park Mall Limited Partnership, and a 30.0% interest in Elizabeth Metro Mall, L.L.C.

         The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

         The summary financial information of the Company's unconsolidated entities accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


BALANCE SHEETS
                                                                             DECEMBER 31,
                                                                    ----------------------------
                                                                       1997               1996
                                                                    ----------------------------
Assets:
     Investment properties at cost, net .....................        $ 357,416         $ 110,281
     Other assets ...........................................           20,452             1,310
                                                                     ---------         ---------
                                                                     $ 377,868         $ 111,591
                                                                     =========         =========
Liabilities and Members' Equity:
     Mortgage note payable ..................................        $ 205,058         $  57,978
     Accounts payable and accrued expenses ..................           26,842             5,682
                                                                     ---------         ---------
                                                                       231,900            63,660
     Members' equity ........................................          145,968            47,931
                                                                     ---------         ---------
                                                                     $ 377,868         $ 111,591
                                                                     =========         =========
Operating Partnership's Share of:
     Members' equity ........................................        $ 111,529         $  40,439
                                                                     =========         =========


RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
     INVESTMENT IN UNCONSOLIDATED ENTITIES:
     Members' equity ........................................        $ 111,529         $  40,439
     Advances and additional costs ..........................            6,666               912
                                                                     ---------         ---------
     Investment in unconsolidated entities ..................        $ 118,195         $  41,351
                                                                     =========         =========

STATEMENTS OF OPERATIONS
                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                        1997              1996
                                                                   --------------------------------

Total revenues ..............................................        $  26,427         $     994
Operating expenses ..........................................          (13,608)             (706)
                                                                     ---------         ---------
Net operating income ........................................           12,819               288
Depreciation and amortization ...............................           (4,039)              (84)
Interest expense ............................................           (7,569)             (270)
Gain on sale ................................................                                286
                                                                     ---------         ---------
     Net income .............................................        $   1,211         $     220
                                                                     =========         =========

Operating Partnership's share of net (loss) income ..........        $    (661)        $      42
                                                                     =========         =========


9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed GDC, an unconsolidated non-qualified REIT subsidiary which is owned by the Operating Partnership, Herbert Glimcher, David J. Glimcher and Michael P. Glimcher. The Operating Partnership holds 95.0% of the ownership interest; the Glimchers hold 100.0% of the voting interest and 5.0% of the ownership interest. GDC provides services for a fee, to the Company, to ventures in which the Company has an ownership interest and to third parties. In 1997, GDC recognized fee income of $1,293 for services provided to these ventures.

         In 1997, the Company reimbursed The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI") $11 and $179, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI; GDC reimbursed the same two companies $25 and $895, respectively. In 1996, the

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company purchased a parcel of land from TGC for $215 and reimbursed TGC and CFI $20 and $59, respectively In 1995, the Company purchased a parcel of land from TGC for $129 reimbursed TGC $143 for the use of an airplane and purchased four automobiles from TGC for use at its Mall Properties for $32.

         In 1995, the Company executed a lease termination agreement with a tenant owned by Herbert Glimcher and David J. Glimcher. As part of the lease termination agreement, the Company received equipment in the amount of $250 in consideration for the remaining lease obligation of the tenant.

          Effective January 1994, the Company engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 1997, 1996 and 1995 were approximately $137, $128, and $170, respectively.

         Certain of the properties also have tenants in which officers of GRT hold a financial interest. Annual base minimum rents and tenant accounts receivable from these tenants are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                            1997        1996       1995
                                                            ----        ----       ----
         Minimum rents....................................  $559        $580       $934
         Tenant accounts (payable) receivable.............    (9)         27         60

10.      COMMITMENTS

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, eight of GRT's properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $2 to $60 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 1997 are as follows:
                                                OFFICE LEASE       GROUND LEASES
                                                ------------       -------------
         1998.................................    $  697             $  263
         1999.................................       689                219
         2000.................................       682                222
         2001.................................       709                223
         2002.................................       625                177
         Thereafter...........................       715              7,556
                                                  ------             ------
                                                  $4,117             $8,660
                                                  ======             ======

         Total rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 1997, 1996 and 1995 were $612, $618, and $457, respectively. Ground lease expenses for the years ended December 31, 1997, 1996 and 1995 were $256, $336, and $223, respectively.

         In connection with the development of The Great Mall of the Great Plains, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of the greater of (i) 25.0% of the outstanding obligation on the indebtedness, or (ii) the indebtedness less capitalized net operating income calculated in accordance with the agreement.

         In connection with a mortgage note payable for Johnson City Venture, L.L.C., the Operating Partnership provided an unconditional guarantee for the payment of the lesser of $6,200 or the outstanding balance of the loan.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11.      SHARE OPTION PLANS

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

                                                                         1997         1996
                                                                         ----         ----

         Net income available to                  As reported......    $25,088       $27,781
           common shareholders                    Pro forma........     24,961        27,742

         Earnings per share (basic and diluted)   As reported......      $1.12         $1.27
         Earnings per share (basic and diluted)   Pro forma........      $1.12         $1.27

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 5.79% to 6.90%, expected average lives of five years, annual dividend rates of $1.9232 and volatility of 14.39%.

         The options exercisable at December 31, 1997, 1996 and 1995 under the Trustee Plan were 144,800, 90,333, and 45,667, respectively. The options exercisable at December 31, 1997, 1996 and 1995 under the Employee Plan were 136,386, 76,333 and 49,333, respectively.

         A summary of the status of the Company's two option plans at December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              1995                   1996                    1997
                                                            WEIGHTED               WEIGHTED                WEIGHTED
                                                             AVERAGE                AVERAGE                 AVERAGE
                                                            EXERCISE               EXERCISE                EXERCISE
                                                OPTIONS       PRICE      OPTIONS     PRICE      OPTIONS      PRICE
                                                -------       -----      -------     -----      -------      -----
TRUSTEE PLAN:
Outstanding at beginning of year............   127,000      $20.250      129,000     $20.250    242,000      $18.732
Granted.....................................     2,000       20.250      114,000      17.000    371,000       18.750
Exercised...................................         -           -        (1,000)     17.000     (1,500)      18.750
Forfeited...................................         -           -            -            -    (35,000)      19.320
                                               -------                   -------                -------
Outstanding at end of year..................   129,000       20.250      242,000      18.732    576,500       18.707
                                               =======                   =======                =======

EMPLOYEE PLAN:
Outstanding at beginning of year............   149,300      $20.250      150,250     $20.262    284,550      $18.456
Granted.....................................    15,000       20.375      181,800      17.092    141,500       19.606
Exercised...................................         -            -            -           -    (18,128)      17.069
Forfeited...................................   (14,050)      20.250      (47,500)     18.950    (47,550)      18.337
                                               -------                   -------                -------
Outstanding at end of year..................   150,250       20.262      284,550      18.456    360,372       18.993
                                               =======                   =======                =======

Options exercisable at year-end under
the Trustee Plan............................    45,667                    90,333                144,800

Options exercisable at year-end under
the Employee Plan...........................    49,333                    76,333                136,386

Weighted-average of fair value of
options granted during the year.............   $0.8945                   $0.4781                $0.8384


         The following table summarizes information regarding the options outstanding at December 31, 1997 under the Company's two plans:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                    -----------------------------------------------------------     ------------------------------------
                         NUMBER            WEIGHTED-AVERAGE                               NUMBER
     RANGE OF         OUTSTANDING AT           REMAINING       WEIGHTED-AVERAGE       EXERCISABLE AT    WEIGHTED-AVERAGE
  EXERCISE PRICES   DECEMBER 31, 1997      CONTRACTUAL LIFE     EXERCISE PRICE      DECEMBER 31, 1997    EXERCISE PRICE
-----------------   -----------------      ----------------     --------------      -----------------    --------------

   Trustee Plan:
-----------------
       $20.250            102,000             6.1             $20.250                   102,000         $20.250
        20.250              2,000             7.3              20.250                     2,000          20.250
        17.000            103,000             8.2              17.000                    36,300          17.000
18.750 - 20.750           369,500             9.1              19.833                     4,500          18.750
                          -------                                                       -------
17.000 - 20.750           576,500             8.4              19.402                   144,800          19.389
                          =======                                                       =======

  Employee Plan:
-----------------
       $20.250             87,700             6.1             $20.250                    87,700         $20.250
        20.375             15,000             7.8              20.375                    10,000          20.375
16.250 - 19.750           116,172             8.3              17.118                    38,686          17.118
18.750 - 22.000           141,500             9.4              19.606                        --              --
                          -------                                                       -------
16.250 - 22.000           360,372             8.2              18.993                   136,386          19.371
                          =======                                                       =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

         All of the options granted in 1997 under the Employee Plan will be exercisable at the rate of 33.3% per annum over a three year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. All but 6,000 options granted under the Trustee Plan in 1997 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 6,000 Shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

12.      EMPLOYEE BENEFIT PLAN - 401(k) PLAN

         In January 1996, the Company established a qualified retirement savings plan under IRC 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company matching will be in the form of GRT Shares. The Company contributed $109 and $89 to the plan in 1997 and 1996, respectively.

13.       DISTRIBUTIONS

         For the years ended December 31, 1997, 1996 and 1995, approximately 30.6%, 31.0%, and 38.0%, respectively, of the distributions received by common shareholders were considered to be a return of capital for tax purposes. Also, 0.68% of each quarterly distribution declared in 1996 was designated and considered to be long-term capital gain for tax purposes.

14.      EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------
                                               1997                           1996                        1995
                                  --------------------------------  -------------------------- ---------------------------
                                                           PER                          PER                         PER
                                    INCOME     SHARES     SHARE      INCOME  SHARES    SHARE    INCOME   SHARES    SHARE
                                    ------     ------     -----      ------  ------    -----    ------   ------    -----

BASIC EPS
Income available to
common stockholders..............     $25,088    22,321     $1.12    $27,781   21,888   $1.27   $25,713    20,169   $1.27

EFFECT OF DILUTIVE SECURITIES
Operating partnership units......       3,022     2,604        --      3,386    2,604      --     3,294     2,604      --
Options..........................          --        71        --         --       10      --        --        --      --

DILUTED EPS
Income available plus...........      -------    ------     -----    -------   ------   -----   -------    ------   -----
assumed conversions..............     $28,110    24,996     $1.12    $31,167   24,502   $1.27   $29,007    22,773   $1.27
                                      =======    ======     =====    =======   ======   =====   =======    ======   =====

The Series A-1 and Series C Preferred Shares include certain conversion features that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 6.82% to 8.88% per annum at December 31, 1997 and 7.10% to 8.00% per annum at December 31,
1996), the fair value of GRT's mortgage notes payable is estimated at $500,470 and $471,119 at December 31, 1997 and 1996, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and properties owned by GRT.

16.      PROPERTY ACQUISITIONS

                                                                                                         NET
                                                                        AMOUNT                       LIABILITIES
ACQUISITION                   PROPERTY NAME                          ALLOCATED TO                     AND DEBT
   DATE                       AND LOCATION                          ASSETS ACQUIRED         CASH       ASSUMED
-----------------------------------------------------------------------------------------------------------------
Acquisitions - 1996:
--------------------
Jan. 1996             Delaware Community Plaza -
                         Delaware, OH.........................         $  12,368        $   5,167    $    7,201
Oct. 1996             RPI.....................................           201,852           83,315       118,537
                                                                       ---------        ---------     ---------

Total.........................................................          $214,220         $ 88,482      $125,738
                                                                        ========         ========      ========

Acquisitions - 1997:
--------------------
Dec. 1997             University Mall - Tampa, FL.............          $123,185         $122,579    $      606
                                                                        ========         ========    ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


17.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1996                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues  ..............................................     $27,248     $27,095     $27,634    $35,701
Income before minority interest in partnership................       7,163       7,628       7,508      9,135
Preferred stock dividends.....................................                                            268
Net income available to common shareholders...................       6,412       6,802       6,679      7,888
Earnings per share (basic and diluted)........................        0.29        0.31        0.31       0.36
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808


                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1997                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues  ..............................................     $34,390     $34,721     $34,401    $36,626
Income before minority interest in partnership................       7,769       7,960       7,196      9,890
Preferred stock dividends.....................................         715         726         728      2,536
Net income available to common shareholders...................       6,217       6,360       5,677      6,834
Earnings per share (basic and diluted)........................        0.28        0.29        0.26       0.29
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                              COSTS CAPITALIZED
                                                                                 SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                           INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                      ----------------------  ---------------------------------------------------
                                                               BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                     IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY               ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
--------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
     Ashland, KY                    [g]              $ 3,866     $ 21,454         $ 5,565      $ 4,144        $ 26,741   $ 30,885
Grand Central Mall
     Parkersburg/Vienna, WV               $ 25,000     3,960       41,136           8,345        3,960          49,481     53,441
Indian Mound Mall
     Newark/Heath, OH               [f]                  892       19,497           5,786          801          25,374     26,175
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH         [f]                5,438      102,914           4,739        5,438         107,653    113,091
Morgantown Mall
     Morgantown, WV                 [i]                1,273       40,484           2,465        1,249          42,973     44,222
New Towne Mall
     New Philadelphia, OH           [f]                1,190       23,475           7,741        1,248          31,158     32,406
River Valley Mall
     Lancaster, OH                  [g]                  875       26,910          11,528        1,002          38,311     39,313
Southside Mall
     Oneonta, NY                    [g]                1,194       10,643             244        1,194          10,887     12,081
University Mall
     Tampa, FL                              71,376    13,314      108,230                       13,314         108,230    121,544


COMMUNITY CENTERS

Arnold Plaza
     Arnold, MO                     [g]                  527        4,965              92          527           5,057      5,584
Artesian Square
     Martinsville, IN                        5,314       760        6,791               5          760           6,796      7,556
Ashland Plaza
     Ashland, KY                    [g]                  312        1,633             486          312           2,119      2,431



                                                                                             LIFE UPON WHICH
                                                              DATE                           DEPRECIATION IN
                                                          CONSTRUCTION                        LATE STATEMENT
      DESCRIPTION AND LOCATION          ACCUMULATED            WAS             DATE           OF OPERATIONS
            OF PROPERTY                DEPRECIATION         COMPLETED        ACQUIRED          IS COMPUTED
------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
     Ashland, KY                         $ 5,813                1989                                [e]
Grand Central Mall
     Parkersburg/Vienna, WV                6,022                              1993                  [e]
Indian Mound Mall
     Newark/Heath, OH                      6,940                1986                                [e]
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH               14,413                1993                                [e]
Morgantown Mall
     Morgantown, WV                       10,424                1990                                [e]
New Towne Mall
     New Philadelphia, OH                  8,877                1988                                [e]
River Valley Mall
     Lancaster, OH                        10,692                1987                                [e]
Southside Mall
     Oneonta, NY                           1,082                              1994                  [e]
University Mall
     Tampa, FL                                 -                              1997


COMMUNITY CENTERS

Arnold Plaza
     Arnold, MO                              478                              1994                  [e]
Artesian Square
     Martinsville, IN                        199                              1996                  [e]
Ashland Plaza
     Ashland, KY                             992                1968                                [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                              COSTS CAPITALIZED
                                                                                 SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                           INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                      ----------------------  ---------------------------------------------------
                                                               BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                     IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY               ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
--------------------------------------------------------------------------------------------------------------------------------
Audubon Village
     Henderson, KY                 $       4,213       $ 606     $  5,453          $ (7)       $ 606         $ 5,446      $ 6,052
Aviation Plaza
     Oshkosh, WI                           6,660         914        8,227                        914           8,227        9,141
Ayden Plaza
     Ayden, NC                       [g]                 138        1,243                        138           1,243        1,381
Barren River Plaza
     Glasgow, KY                           8,002       1,215       10,932                      1,215          10,932       12,147
Bollweevil Shopping Center
     Enterprise, AL                  [g]                 215        1,916             3          215           1,919        2,134
Buckhannon Plaza
     Tennerton, WV                   [g]                 269        2,464                        269           2,464        2,733
Cambridge Plaza
     Cambridge, OH                   [g]                 195          691           365          195           1,056        1,251
Canal Place Plaza
     Rome, NY                        [h]                 420        6,264           110          420           6,374        6,794
Chillicothe Plaza
     Chillicothe, OH                 [g]                  78          410           180           78             590          668
Clarksville Plaza
     Clarksville, IN                 [f]                 127          621           470          127           1,091        1,218
College Plaza
     Bluefield, VA                                     1,072        9,650                      1,072           9,650       10,722
Corry Plaza
     Corry, PA                       [g]                 265        2,472           164          265           2,636        2,901
Cross Creek Plaza
     Beaufort, SC                                      1,317       11,854         1,590        1,317          13,444       14,761
Crossing Meadows
     Onalaska, WI                          9,266       1,334       12,006                      1,334          12,006       13,340






                                                                             LIFE UPON WHICH
                                                     DATE                    DEPRECIATION IN
                                                  CONSTRUCTION               LATE STATEMENT
      DESCRIPTION AND LOCATION     ACCUMULATED        WAS          DATE      OF OPERATIONS
            OF PROPERTY           DEPRECIATION     COMPLETED     ACQUIRED      IS COMPUTED
------------------------------------------------------------------------------------------------

Audubon Village                   $  159                            1996           [e]
     Henderson, KY
Aviation Plaza                       241                            1996           [e]
     Oshkosh, WI
Ayden Plaza                          122                            1994           [e]
     Ayden, NC
Barren River Plaza                   319                            1996           [e]
     Glasgow, KY
Bollweevil Shopping Center           189                            1994           [e]
     Enterprise, AL
Buckhannon Plaza                     240                            1994           [e]
     Tennerton, WV
Cambridge Plaza                      645              1965                         [e]
     Cambridge, OH
Canal Place Plaza                    587              1994                         [e]
     Rome, NY
Chillicothe Plaza                    193              1964                         [e]
     Chillicothe, OH
Clarksville Plaza                    279              1968                         [e]
     Clarksville, IN
College Plaza                        282                            1996           [e]
     Bluefield, VA
Corry Plaza                          254                            1994           [e]
     Corry, PA
Cross Creek Plaza                    365                            1996           [e]
     Beaufort, SC
Crossing Meadows                     350                            1996           [e]
     Onalaska, WI



                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                          INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                     ----------------------  ---------------------------------------------------
                                                              BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                    IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY              ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
-------------------------------------------------------------------------------------------------------------------------------
Crossroads Centre
     Knoxville, TN               $        6,550      $ 883       $ 7,944                       $   883      $ 7,944       $ 8,827
Cumberland Crossing
     Jacksboro, TN                        5,074        729         6,562        $       5          729        6,567         7,296
Cypress Bay Village
     Morehead City, NC                               1,121        10,089               66        1,121       10,155        11,276
Dallas Plaza
     Balch Springs, TX              [g]                262         2,326                           262        2,326         2,588
Daytona Plaza
     Daytona Beach, FL              [g]                420         3,807              114          420        3,921         4,341
Delaware Community Plaza
     Delaware, OH                         8,188      1,250        11,118                         1,250       11,118        12,368
East Pointe Plaza
     Columbia, SC                        11,027      1,255        11,294                         1,255       11,294        12,549
East Pointe Plaza
     Marysville, OH                 [f]                453         4,112            3,408          427        7,546         7,973
Franklin Square
     Spartanburg, SC                                   977         8,789                           977        8,789         9,766
Georgesville Square
     Columbus, OH                        16,641                                    17,435        2,005       15,430        17,435
Grand Union
     Chatham, NY                                       227         2,042                           227        2,042         2,269
Grand Union Plaza
     South Glens Falls, NY                             507         4,566                           507        4,566         5,073
Gratiot Center
     Saginaw, MI                    [h]              1,196        10,778               12        1,196       10,790        11,986
Hills Plaza East
     Erie, PA                       [g]                241         2,240              217          241        2,457         2,698





                                                                                               LIFE UPON WHICH
                                                                DATE                           DEPRECIATION IN
                                                            CONSTRUCTION                        LATE STATEMENT
      DESCRIPTION AND LOCATION            ACCUMULATED            WAS             DATE           OF OPERATIONS
            OF PROPERTY                  DEPRECIATION         COMPLETED        ACQUIRED          IS COMPUTED
--------------------------------------------------------------------------------------------------------------------
Crossroads Centre                           $    232                              1996                 [e]
     Knoxville, TN
Cumberland Crossing                              192                              1996                 [e]
     Jacksboro, TN
Cypress Bay Village                              297                              1996                 [e]
     Morehead City, NC
Dallas Plaza                                     228                              1994                 [e]
     Balch Springs, TX
Daytona Plaza                                    399                              1994                 [e]
     Daytona Beach, FL
Delaware Community Plaza                         536                              1996                 [e]
     Delaware, OH
East Pointe Plaza                                329                              1996                 [e]
     Columbia, SC
East Pointe Plaza                              1,003                              1992                 [e]
     Marysville, OH
Franklin Square                                  256                              1996                 [e]
     Spartanburg, SC
Georgesville Square                              308                1996
     Columbus, OH
Grand Union                                      179                              1994                 [e]
     Chatham, NY
Grand Union Plaza                                409                              1994                 [e]
     South Glens Falls, NY
Gratiot Center                                   966                              1994                 [e]
     Saginaw, MI
Hills Plaza East                                 220                              1994                 [e]
     Erie, PA


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                                COSTS CAPITALIZED
                                                                                   SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                             INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                        ----------------------  ---------------------------------------------------
                                                                 BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                       IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY                 ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
----------------------------------------------------------------------------------------------------------------------------------
Hocking Valley Mall
     Lancaster, OH                      [g]            $ 606       $ 5,550           $ 101        $ 606        $ 5,651      $ 6,257
Horizon Park
     Longmont, CO                       [g]              219         1,908              40          219          1,948        2,167
Hunter's Ridge Shopping Center
     Gahanna, OH                        [h]              850         7,713             140          850          7,853        8,703
Huntington Plaza
     Huntington, WV                                      175           525              29          175            554          729
Indian Mound Plaza
     Heath, OH                                            22           384              39           22            423          445
Kmart
     Alliance, NE                       [g]              175         1,567               6          175          1,573        1,748
Kmart
     Bloomington, IN                    [g]              298         2,689                          298          2,689        2,987
Kmart
     Clifton Heights, PA                [g]              277         2,491             122          277          2,613        2,890
Kmart
     Fairhaven, MA                      [g]              221         1,995                          221          1,995        2,216
Kmart
     Feasterville, PA                   [g]              244         2,204                          244          2,204        2,448
Kmart
     Langhorne, PA                      [g]              314         2,936                          314          2,936        3,250
Kmart
     Leechburg, PA                      [g]              261         2,338              12          261          2,350        2,611
Kmart
     Norfolk, VA                        [g]              188         1,662                          188          1,662        1,850
Kmart
     Seekonk, MA                        [g]              244         2,182                          244          2,182        2,426


                                                                                               LIFE UPON WHICH
                                                                DATE                           DEPRECIATION IN
                                                            CONSTRUCTION                        LATE STATEMENT
      DESCRIPTION AND LOCATION            ACCUMULATED            WAS             DATE           OF OPERATIONS
            OF PROPERTY                  DEPRECIATION         COMPLETED        ACQUIRED          IS COMPUTED
--------------------------------------------------------------------------------------------------------------------
Hocking Valley Mall                          $ 550                              1994                  [e]
     Lancaster, OH
Horizon Park                                   182                              1994                  [e]
     Longmont, CO
Hunter's Ridge Shopping Center                 642                              1994                  [e]
     Gahanna, OH
Huntington Plaza                               186                1966                                [e]
     Huntington, WV
Indian Mound Plaza                              96                              1988                  [e]
     Heath, OH
Kmart                                          153                              1994                  [e]
     Alliance, NE
Kmart                                          260                              1994                  [e]
     Bloomington, IN
Kmart                                          246                              1994                  [e]
     Clifton Heights, PA
Kmart                                          194                              1994                  [e]
     Fairhaven, MA
Kmart                                          215                              1994                  [e]
     Feasterville, PA
Kmart                                          284                              1994                  [e]
     Langhorne, PA
Kmart                                          229                              1994                  [e]
     Leechburg, PA
Kmart                                          162                              1994                  [e]
     Norfolk, VA
Kmart                                          213                              1994                  [e]
     Seekonk, MA

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                              COSTS CAPITALIZED
                                                                                 SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                           INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                      ----------------------  ---------------------------------------------------
                                                               BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                     IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY               ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
--------------------------------------------------------------------------------------------------------------------------------
Kmart
     Puyallup, WA                     [g]            $ 426       $ 3,870           $ 34           $ 426       $ 3,904      $ 4,330
Kmart
     Yakima, WA                       [g]              256         2,305                            256         2,305        2,561
Knox Village Square
     Mount Vernon, OH                 [g]              865         8,479             89             865         8,568        9,433
Lexington Parkway Plaza
     Lexington, NC               $          7,367   1,0037         9,029             31           1,003         9,060       10,063
Liberty Plaza
     Morristown, TN                   [g]              369         3,312                            369         3,312        3,681
Linden Corners
     Buffalo, NY                      [g]              414         3,726                            414         3,726        4,140
Logan Place
     Russellville, KY                       2,335      367         3,307                            367         3,307        3,674
Lowe's
     Altoona, PA                      [h]            1,452         4,877              1           1,452         4,878        6,330
Lowe's
     Columbus, OH                     [h]            1,330         4,569             24           1,330         4,593        5,923
Lowe's
     Marion, OH                       [g]              626         2,454                            626         2,454        3,080
Lowe's
     Wooster, OH                      [g]              500         2,515             37             520         2,532        3,052
Loyal Plaza
     Loyalsock, PA                    [g]            1,718        15,513            397           1,718        15,910       17,628
Marion Towne Center
     Marion, SC                             5,668      754         6,787                            754         6,787        7,541
Meadowview Square
     Kent, OH                               9,144                                 9,370             408         8,962        9,370

                                                                                   LIFE UPON WHICH
                                                        DATE                       DEPRECIATION IN
                                                    CONSTRUCTION                    LATE STATEMENT
      DESCRIPTION AND LOCATION    ACCUMULATED            WAS             DATE       OF OPERATIONS
            OF PROPERTY          DEPRECIATION         COMPLETED        ACQUIRED      IS COMPUTED
--------------------------------------------------------------------------------------------------------
Kmart
     Puyallup, WA                  $ 382                                  1994             [e]
Kmart
     Yakima, WA                      226                                  1994             [e]
Knox Village Square
     Mount Vernon, OH              1,119                    1992                           [e]
Lexington Parkway Plaza
     Lexington, NC                   264                                  1996             [e]
Liberty Plaza
     Morristown, TN                  324                                  1994             [e]
Linden Corners
     Buffalo, NY                     364                                  1994             [e]
Logan Place
     Russellville, KY                 97                                  1996             [e]
Lowe's
     Altoona, PA                     375                    1994                           [e]
Lowe's
     Columbus, OH                    344                    1994                           [e]
Lowe's
     Marion, OH                      274                    1993                           [e]
Lowe's
     Wooster, OH                     281                    1993                           [e]
Loyal Plaza
     Loyalsock, PA                 1,552                                  1994             [e]
Marion Towne Center
     Marion, SC                      198                                  1996             [e]
Meadowview Square
     Kent, OH                        166


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)



                                                                                COSTS CAPITALIZED
                                                                                   SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                             INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                        ----------------------  ---------------------------------------------------
                                                                 BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                       IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY                 ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
----------------------------------------------------------------------------------------------------------------------------------
Middletown Plaza
     Middletown, OH                     [f]            $   127     $ 1,159           $ 175        $ 127        $ 1,334      $ 1,461
Mill Run
     Columbus, OH                       [h]              2,711       6,935              74        2,711          7,009        9,720
Monroe Shopping Center
     Madisonville, TN                   [g]                375       3,522              47          375          3,569        3,944
Morgantown Commons
     Morgantown, WV                     [i]                175       7,549             408          358          7,774        8,132
Morgantown Commons-Expansion
     Morgantown, WV                   $     9,455                                   10,691                      10,691       10,691
Morgantown Plaza
     Star City, WV                      [f]                305       1,137             704          305          1,841        2,146
Morningside Plaza
     Dade City, FL                      [g]                487       4,300              67          487          4,367        4,854
Mount Vernon Plaza
     Mount Vernon, OH                                       58         431             736           58          1,167        1,225
New Boston Mall
     Portsmouth, OH                     [g]                537       4,906              82          537          4,988        5,525
Newberry Square Shopping Center
     Newberry, SC                       [h]                594       5,355               1          594          5,356        5,950
Newport Plaza II
     Newport, KY                        [g]                462       4,176              24          462          4,200        4,662
North Horner Shopping Center
     Sanford, NC                        [g]                206       1,875                          206          1,875        2,081
Northtowne Square
     Chattanooga, TN                    [g]                390       3,516              48          390          3,564        3,954
Ohio River
     Gallipolis, OH                     [f]                502       6,373              53          461          6,467        6,928



                                                                                     LIFE UPON WHICH
                                                          DATE                       DEPRECIATION IN
                                                      CONSTRUCTION                    LATE STATEMENT
      DESCRIPTION AND LOCATION      ACCUMULATED            WAS             DATE       OF OPERATIONS
            OF PROPERTY            DEPRECIATION         COMPLETED        ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------
Middletown Plaza                      $ 187                                1972           [e]
     Middletown, OH
Mill Run                                511                1995                           [e]
     Columbus, OH
Monroe Shopping Center                  341                                1994           [e]
     Madisonville, TN
Morgantown Commons                    1,843                1991                           [e]
     Morgantown, WV
Morgantown Commons-Expansion                               1996
     Morgantown, WV
Morgantown Plaza                        738                1967                           [e]
     Star City, WV
Morningside Plaza                       446                                1994           [e]
     Dade City, FL
Mount Vernon Plaza                      614                1963                           [e]
     Mount Vernon, OH
New Boston Mall                         494                                1994           [e]
     Portsmouth, OH
Newberry Square Shopping Center         438                                1994           [e]
     Newberry, SC
Newport Plaza II                        408                                1994           [e]
     Newport, KY
North Horner Shopping Center            183                                1994           [e]
     Sanford, NC
Northtowne Square                       348                                1994           [e]
     Chattanooga, TN
Ohio River                            1,307                1989                           [e]
     Gallipolis, OH

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                COSTS CAPITALIZED
                                                                                   SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                             INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                        ----------------------  ---------------------------------------------------
                                                                 BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                       IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY                 ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]        [B] [C]
----------------------------------------------------------------------------------------------------------------------------------
Pea Ridge Shopping Center
     Huntington, WV                   [g]              $ 687       $   6,160      $    153      $   687        $ 6,313      $ 7,000
Perdido Point Plaza
     Pensacola, FL                    [g]                329           2,957                        329          2,957        3,286
Piedmont Plaza
     Greenwood, SC                $      10,055        1,070           9,632          (291)       1,070          9,341       10,411
Plaza Vista Mall
     Sierra Vista, AZ                 [f]              1,531           6,436         3,599        1,396         10,170       11,566
Prestonsburg Village Center
     Prestonsburg, KY                 [h]                663           6,002            54          663          6,056        6,719
Rend Lake Shopping Center
     Benton, IL                       [g]                462           4,175            (5)         462          4,170        4,632
Rhea County Shopping Center
     Dayton, TN                       [g]                395           3,524                        395          3,524        3,919
River Edge Plaza
     Sevierville, TN                  [g]                553           5,054                        553          5,054        5,607
River Valley Plaza
     Lancaster, OH                    [g]                320           5,035           164          304          5,215        5,519
Roane County Plaza
     Rockwood, TN                         5,008          630           5,669                        630          5,669        6,299
Scott Town Plaza
     Bloomsburg, PA                   [g]                188           1,730             8          188          1,738        1,926
Shady Springs Plaza
     Beaver, WV                       [g]                455           4,094           116          455          4,210        4,665
Sidney Shopping Center                                        .
     Sidney, NY                                          518           4,656                        518          4,656        5,174
Southside Plaza
     Sanford, NC                                         960           8,644                        960          8,644        9,604




                                                                                     LIFE UPON WHICH
                                                          DATE                       DEPRECIATION IN
                                                      CONSTRUCTION                    LATE STATEMENT
      DESCRIPTION AND LOCATION      ACCUMULATED            WAS             DATE       OF OPERATIONS
            OF PROPERTY            DEPRECIATION         COMPLETED        ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------
Pea Ridge Shopping Center
     Huntington, WV                   $ 621                                 1994           [e]
Perdido Point Plaza
     Pensacola, FL                      290                                 1994           [e]
Piedmont Plaza
     Greenwood, SC                      280                                 1996           [e]
Plaza Vista Mall
     Sierra Vista, AZ                 1,847                1988                            [e]
Prestonsburg Village Center
     Prestonsburg, KY                   488                                 1994           [e]
Rend Lake Shopping Center
     Benton, IL                         408                                 1994           [e]
Rhea County Shopping Center
     Dayton, TN                         345                                 1994           [e]
River Edge Plaza
     Sevierville, TN                    492                                 1994           [e]
River Valley Plaza
     Lancaster, OH                    1,109                1988                            [e]
Roane County Plaza
     Rockwood, TN                       165                                 1996           [e]
Scott Town Plaza
     Bloomsburg, PA                     176                                 1994           [e]
Shady Springs Plaza
     Beaver, WV                         406                                 1994           [e]
Sidney Shopping Center
     Sidney, NY                         407                                 1994           [e]
Southside Plaza
     Sanford, NC                        252                                 1996           [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                COSTS CAPITALIZED
                                                                                   SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                             INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                        ----------------------  ---------------------------------------------------
                                                                 BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                       IMPROVEMENTS                                IMPROVEMENTS   TOTAL
       OF PROPERTY                 ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]       [B] [C]
----------------------------------------------------------------------------------------------------------------------------------
Springfield Commons West
     Springfield, OH                   [h]              $ 859      $ 8,707                         $ 859       $ 8,707     $ 9,566
Steamboat Bend
     Hannibal, MO                      [f]                100        1,649                409        100         2,058       2,158
Stewart Plaza
     Mansfield, OH                     [f]                563        1,867               (148)       264         2,018       2,282
Sunbury Plaza
     Sunbury, PA                       [g]                448        4,074                 33        448         4,107       4,555
Sycamore Square
     Ashland City, TN                                     334        3,010                  6        334         3,016       3,350
Target Plaza
     Heath, OH                                            171           17                           171            17         188
Torresdale Plaza
     Philadelphia, PA                  [g]                476        4,282                 60        476         4,342       4,818
Twin County Plaza
     Galax, VA                                            575        5,199                  6        575         5,205       5,780
Village Plaza
     Augusta, GA                     $       18,728     2,194       19,747                 34      2,194        19,781      21,975
Village Plaza
     Manhattan, KS                                        100        1,481                269        100         1,750       1,850
Village Square
     Kutztown, PA                      [g]                225        2,013                 69        225         2,082       2,307
Vincennes
     Vincennes, IN                     [g]                208        1,875                136        208         2,011       2,219
Walgreens
     Louisville, KY                    [g]                128        1,141                 27        128         1,168       1,296
Walgreens
     New Albany, IN                    [g]                123        1,093                 28        123         1,121       1,244







                                                                                   LIFE UPON WHICH
                                                          DATE                     DEPRECIATION IN
                                                      CONSTRUCTION                  LATE STATEMENT
      DESCRIPTION AND LOCATION      ACCUMULATED            WAS           DATE       OF OPERATIONS
            OF PROPERTY            DEPRECIATION         COMPLETED      ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------
Springfield Commons West
     Springfield, OH                $ 615                   1995                         [e]
Steamboat Bend
     Hannibal, MO                     411                                 1988           [e]
Stewart Plaza
     Mansfield, OH                    891                   1979                         [e]
Sunbury Plaza
     Sunbury, PA                      403                                 1994           [e]
Sycamore Square
     Ashland City, TN                  89                                 1996           [e]
Target Plaza
     Heath, OH                          1                   1995                         [e]
Torresdale Plaza
     Philadelphia, PA                 420                                 1994           [e]
Twin County Plaza
     Galax, VA                        306                                 1995           [e]
Village Plaza
     Augusta, GA                      580                                 1996           [e]
Village Plaza
     Manhattan, KS                    432                                 1988           [e]
Village Square
     Kutztown, PA                     199                                 1994           [e]
Vincennes
     Vincennes, IN                    185                                 1994           [e]
Walgreens
     Louisville, KY                   112                                 1994           [e]
Walgreens
     New Albany, IN                   108                                 1994           [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT           GROSS AMOUNTS AT WHICH
                                                          INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                                     ----------------------  ---------------------------------------------------
                                                              BUILDINGS AND                               BUILDINGS AND
  DESCRIPTION AND LOCATION                                    IMPROVEMENTS                                IMPROVEMENTS      TOTAL
       OF PROPERTY              ENCUMBRANCES [D]      LAND        [A]          IMPROVEMENTS    LAND [B]       [C]          [B] [C]
----------------------------------------------------------------------------------------------------------------------------------
Walmart Plaza
     Springfield, OH                [h]           $    875       $ 7,952        $      44        $ 875      $ 7,996        $ 8,871
Walnut Cove
     Walnut Cove, NC                [g]                209         1,855                           209        1,855          2,064
Walterboro Plaza
     Walterboro, SC                                    629         5,660                4          629        5,664          6,293
Westpark Plaza
     Carbondale, IL                 [g]                432         3,881                           432        3,881          4,313

PARTNERSHIPS

Glimcher Properties Limited
     Partnership                                        --         1,780            2,433           --        4,213          4,213
                                                  --------     ---------        ---------      -------    ---------    -----------
                                                    89,800       877,174          101,918       92,247      976,645      1,068,892
                                                  --------     ---------        ---------      -------    ---------    -----------

DEVELOPMENTS IN PROGRESS

Georgesville Square
     Columbus, OH                                                                   5,311        4,246        1,065          5,311
Grand Central Mall
     Parkersburg, WV                                                               12,260                    12,260         12,260
Meadowview Square
     Kent, OH                                                                       1,752        1,710           42          1,752
Other Developments                                      --            --            3,207          585        2,622          3,207
                                                  --------     ---------        ---------      -------    ---------    -----------
                                                        --            --           22,530        6,541       15,989         22,530
                                                  --------     ---------        ---------      -------    ---------    -----------

Total                                             $ 89,800     $ 877,174        $ 124,448      $98,788    $ 992,634    $ 1,091,422
                                                  ========     =========        =========      =======    =========    ===========

                                                                                   LIFE UPON WHICH
                                                          DATE                     DEPRECIATION IN
                                                      CONSTRUCTION                  LATE STATEMENT
      DESCRIPTION AND LOCATION      ACCUMULATED            WAS           DATE       OF OPERATIONS
            OF PROPERTY            DEPRECIATION         COMPLETED      ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------
Walmart Plaza                          $    472
     Springfield, OH                                         1995                         [e]
Walnut Cove                                 181
     Walnut Cove, NC                                                        1994          [e]
Walterboro Plaza                            165
     Walterboro, SC                                                         1996          [e]
Westpark Plaza                              380
     Carbondale, IL                                                         1994          [e]

PARTNERSHIPS

Glimcher Properties Limited               1,228
     Partnership                      ---------              1994                         [e]
                                        107,611
                                      ---------


DEVELOPMENTS IN PROGRESS

Georgesville Square
     Columbus, OH
Grand Central Mall
     Parkersburg, WV
Meadowview Square
     Kent, OH                                --
Other Developments                    ---------
                                             --
                                      ---------

                                      $ 107,611
Total                                 =========

                             GLIMCHER REALTY TRUST
                             NOTES TO SCHEDULE III
                             (dollars in thousands)

     (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 1997 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 1997.

     (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income purposes is approximately $1,080,237.

     (c)             RECONCILIATION OF REAL ESTATE

                                                     YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                               1997           1996            1995
                                               ----           ----            ----
Balance at beginning of year.........       $  949,138      $696,898        $644,379
  Additions:
    Improvements.....................           29,375        41,841          46,765
    Acquisitions.....................          121,254       214,220           5,754
Deductions...........................           (8,345)       (3,821)
                                            ----------      --------        --------
Balance at close of year.............       $1,091,422      $949,138        $696,898
                                            ==========      ========        ========



                   RECONCILIATION OF ACCUMULATED DEPRECIATION



                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------
                                               1997           1996            1995
                                               ----           ----            ----
Balance at beginning of year.........       $   86,421      $ 66,699        $ 48,966
 Depreciation expense................           25,150        20,124          17,733
 Deductions..........................           (3,960)         (402)
                                            ----------      --------        --------
Balance at close of year.............       $  107,611      $ 86,421        $ 66,699
                                            ==========      ========        ========

         (d) See description of debt in notes 3 and 4 of Notes to Consolidated Financial Statements.

         (e) Depreciation is computed based upon the following estimated lives:

                 Buildings and improvements                          40 years
                 Equipment and fixtures                            5-10 years

         (f) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $190,000.

         (g) Properties cross-collateralize the following loans:
             Glimcher Holdings Limited Partnership Loan A.........    $40,000
             Glimcher Holdings Limited Partnership Loan B.........    $40,000
             Glimcher Centers Limited Partnership.................    $76,000

         (h) Properties cross-collateralize the following loan:
             Glimcher Properties Limited Partnership..............    $50,000

         (i) Properties cross-collateralize the following loan:
             Morgantown Mall Associates Limited Partnership.......    $50,200