Form 10-Q
period 1998-03-31
GLIMCHER REALTY TRUST
filed 1998-05-06
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
            Title of each class                           on which registered
            -------------------                           -------------------
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE
  $0.01 PER SHARE                                        NEW YORK STOCK EXCHANGE
9 1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED
  SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01
  PER SHARE                                              NEW YORK STOCK EXCHANGE

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

As of April 29, 1998, there were 23,687,901 Common Shares of Beneficial Interest outstanding, par value $ 0.01 per share.

                                  1 of 18 pages

                                              GLIMCHER REALTY TRUST
                                                    FORM 10-Q


                                                      INDEX
                                                      -----
PART I:  FINANCIAL INFORMATION                                                                             PAGE
                                                                                                           ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                              3

         Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997            4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997            5

         Notes to Consolidated Financial Statements                                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations        10


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             17

     Item 2.  Changes in Securities                                                                         17

     Item 3.  Defaults Upon Senior Securities                                                               17

     Item 4.  Submission of Matters to a Vote of Security Holders                                           17

     Item 5.  Other Information                                                                             17

     Item 6.  Exhibits and Reports on Form 8-K                                                              17

SIGNATURES                                                                                                  18

                                                      PART 1
                                               FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                               GLIMCHER REALTY TRUST
                                            CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                                      ASSETS
                                                                                (UNAUDITED)
                                                                               MARCH 31, 1998   DECEMBER 31, 1997
                                                                               --------------   -----------------
Investment in real estate:
  Land .....................................................................     $   91,177         $   92,247
  Buildings, improvements and equipment ....................................        977,609            976,645
  Developments in progress:
     Land ..................................................................          6,521              6,541
     Developments ..........................................................         11,162             15,989
                                                                                 ----------         ----------
                                                                                  1,086,469          1,091,422
  Less accumulated depreciation ............................................        114,554            107,611
                                                                                 ----------         ----------
     Net investment in real estate .........................................        971,915            983,811
Cash and cash equivalents ..................................................          5,619              7,434
Cash in escrow .............................................................          7,062              7,668
Investment in and advances to unconsolidated entities ......................        176,452            118,195
Tenant accounts receivable, net ............................................         25,043             23,938
Deferred expenses, net .....................................................          7,623              7,980
Prepaid and other assets ...................................................         17,321             15,203
                                                                                 ----------         ----------
                                                                                 $1,211,035         $1,164,229
                                                                                 ==========         ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .....................................................     $  494,149         $  501,272
Notes payable ..............................................................        142,167             90,416
Accounts payable and accrued expenses ......................................         21,915             25,500
Distributions payable ......................................................         17,726             14,079
                                                                                 ----------         ----------
                                                                                    675,957            631,267
Commitments and contingencies

Minority interest in operating partnership .................................         35,733             31,907

Redeemable preferred shares:
    Series A-1 and Series C convertible preferred shares of beneficial interest, $0.01 par value, 90,000 and 34,000 shares issued and outstanding as of March 31, 1998 and December 31, 1997,
     respectively ..........................................................         90,000             90,000

Shareholders' equity:
    Series B cumulative redeemable preferred shares of beneficial
     interest, $0.01 par value, 5,118,000 shares issued and outstanding ....        127,950            127,950
    Common shares of beneficial interest, $0.01 par value, 23,681,312 and 23,669,960 shares issued and outstanding as of March 31, 1998
     and December 31, 1997, respectively ...................................            237                237
  Additional paid-in capital ...............................................        352,804            348,433
  Distributions in excess of accumulated earnings ..........................        (71,646)           (65,565)
                                                                                 ----------         ----------
                                                                                 $1,211,035         $1,164,229
                                                                                 ==========         ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                         GLIMCHER REALTY TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                              (UNAUDITED)
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                 1998            1997
                                                                                 ----            ----
Revenues:
     Minimum rents ....................................................        $29,638         $26,904
     Percentage rents .................................................          1,175           1,016
     Tenant recoveries ................................................          7,190           5,762
     Other ............................................................          1,661             708
                                                                               -------         -------
       Total revenues .................................................         39,664          34,390
                                                                               -------         -------
Operating expenses:
     Real estate taxes ................................................          3,796           2,563
     Recoverable operating expenses ...................................          4,152           3,609
                                                                               -------         -------
                                                                                 7,948           6,172
     Other operating expenses .........................................            875             789
                                                                               -------         -------
       Total operating expenses .......................................          8,823           6,961
                                                                               -------         -------

Depreciation and amortization .........................................          8,051           6,816
General and administrative ............................................          2,138           2,163
Interest income .......................................................            620             109
Interest expense ......................................................         10,205          10,267
Equity in income (loss) of unconsolidated entities ....................           (188)           (523)
Minority interest in operating partnership ............................            667             837
                                                                               -------         -------
       Net income .....................................................         10,212           6,932
Preferred stock dividends .............................................          4,908             715
                                                                               -------         -------
       Net income available to common shareholders ....................        $ 5,304         $ 6,217
                                                                               =======         =======

Earnings per share (basic and diluted) ................................        $  0.22         $  0.28
                                                                               =======         =======

Cash distributions declared per common share of beneficial interest....        $0.4808         $0.4808
                                                                               =======         =======

        The accompanying notes are an integral part of these consolidated financial statements.

                                         GLIMCHER REALTY TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                              (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)
                                                                              1998             1997
                                                                              ----             ----
Cash flows from operating activities:
     Net income ....................................................        $ 10,212         $  6,932
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ......................             536              629
              Depreciation and amortization ........................           8,051            6,816
              Other non-cash expenses ..............................             207              194
              Equity in (income) loss of unconsolidated entities ...             229              523
              Minority interest in operating partnership ...........             667              837
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ......................          (1,704)          (2,637)
              Deferred expenses, prepaid and other assets ..........            (644)              23
              Accounts payable and accrued expenses ................          (3,820)          (3,453)
                                                                            --------         --------

     Net cash provided by operating activities .....................          13,734            9,864
                                                                            --------         --------

Cash flows from investing activities:
         Additions to investment in real estate ....................          (5,368)          (4,009)
         Investment in unconsolidated entities .....................         (49,669)          (4,714)
         Withdrawals from cash in escrow ...........................             582              551
         Additions to deferred expenses, prepaid and other assets ..          (1,681)            (257)
                                                                            --------         --------

     Net cash used in investing activities .........................         (56,136)          (8,429)
                                                                            --------         --------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ...............          51,800            6,400
         Proceeds from issuance of mortgage and notes payable ......           3,339            3,068
         Principal payments on mortgage and notes payable ..........            (618)            (810)
         Proceeds from issuance of shares ..........................             145
         Cash distributions ........................................         (14,079)         (12,761)
                                                                            --------         --------

     Net cash provided by (used in) financing activities ...........          40,587           (4,103)
                                                                            --------         --------

Net change in cash and cash equivalents ............................          (1,815)          (2,668)

Cash and cash equivalents, at beginning of period ..................           7,434            8,968
                                                                            --------         --------

Cash and cash equivalents, at end of period ........................        $  5,619         $  6,300
                                                                            ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust, (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.8% owned by GRT at March 31, 1998 and 90.1% at December 31, 1997), five Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership and Glimcher University Mall Limited Partnership) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1997.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $3,439 and $4,439 for real estate improvements as of March 31, 1998 and March 31, 1997, respectively.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 45.0% interest in Great Plains Metro Mall LLC, a 33.3% interest in Johnson City Venture LLC, a 40.0% interest in Dayton Mall LLC, a 40.0% interest in Colonial Park Mall Limited Partnership, a 30.0% interest in Elizabeth Metro Mall, LLC, a 34.85% interest in Glimcher SuperMall Venture LLC, a 20.0% interest in San Mall LLC, and a 50.0% interest in Polaris Center LLC.

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

         The summary financial information of the Company's unconsolidated entities accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


BALANCE SHEETS
                                                              MARCH 31, 1998   DECEMBER 31, 1997
                                                              --------------   -----------------
Assets:
    Investment properties at cost, net ...................        $494,851         $357,416
    Other assets .........................................          26,207           20,452
                                                                  --------         --------
                                                                  $521,058         $377,868
                                                                  ========         ========

Liabilities and Members' Equity:
    Mortgage notes payable ...............................        $268,796         $205,058
    Accounts payable and accrued expenses ................          52,344           26,842
                                                                  --------         --------
                                                                   321,140          231,900
Members' equity ..........................................         199,918          145,968
                                                                  --------         --------
                                                                  $521,058         $377,868
                                                                  ========         ========

Operating Partnership's Share of:
    Members' equity ......................................        $142,153         $111,529
                                                                  ========         ========


RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:
    Members' equity ......................................        $142,153         $111,529
    Advances and additional costs ........................          34,299            6,666
                                                                  --------         --------
    Investment in unconsolidated entities ................        $176,452         $118,195
                                                                  ========         ========

STATEMENTS OF OPERATIONS
                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                    1998             1997
                                                                    ----             ----
Total revenues ...........................................        $ 16,062         $  2,174
Operating expenses .......................................          (7,052)          (1,782)
                                                                  --------         --------
Net operating income .....................................           9,010              392
Depreciation and amortization ............................          (3,132)            (261)
Interest expense .........................................          (5,316)            (528)
                                                                  --------         --------
       Net income (loss) .................................        $    562         $   (397)
                                                                  ========         ========

Operating Partnership's share of net income (loss) .......        $   (188)        $   (523)
                                                                  ========         ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. MORTGAGE NOTES PAYABLE AS OF MARCH 31, 1998 AND DECEMBER 31, 1997 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                            PAYMENT  PAYMENT AT    MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE       INTEREST RATE      TERMS    MATURITY       DATE
------------------------------------------------------------------------------------------------------------------------
                                           1998        1997         1998        1997
                                           ----        ----         ----        ----
Grand Central Limited Partnership ....   $ 25,000    $ 25,000      6.935%      6.935%    (a)     $25,000    Oct. 1, 2000
Glimcher Holdings L.P. - Loan A ......     40,000      40,000      6.995%      6.995%    (a)      40,000    Feb. 1, 1999
Glimcher Holdings L.P. - Loan B ......     40,000      40,000      7.505%      7.505%    (a)      40,000    Feb. 1, 2003
Glimcher Centers L.P. ................     76,000      76,000      7.625%      7.625%    (a)      76,000    Aug. 1, 2000
Morgantown Mall Associates L.P. ......     50,200      50,200      7.500%      7.500%    (a)      50,200    Apr. 1, 1999
Glimcher Properties L.P. Mortgage
  Notes Payable:
Glimcher Properties L.P. .............     50,000      50,000      7.470%      7.470%    (a)      50,000   Oct. 26, 2002
Other Mortgage Notes .................    102,992     113,456         (d)         (d)    (b)      91,229              (f)
University Mall Limited Partnership ..     71,231      71,376         (g)         (g)    (b)          (g)             (g)
Construction Loans ...................     38,726      35,240         (c)         (c)    (a)                          (e)
                                         --------    --------
Total Mortgage Notes Payable .........   $494,149    $501,272
                                         ========    ========

(a)  The loan requires monthly payments of interest only.
(b)  The loans require monthly payments of principal and interest.
(c) Interest rates ranging from 7.6875% to 7.8800% in 1998 and 7.6875% to 8.0000% in 1997.
(d)  Interest rates ranging from 7.3750% to 9.1250%.
(e)  Final maturity dates ranging from June 1998 to November 1999.
(f)  Final maturity dates ranging from June 1999 to April 2016.
(g) The loan has an effective interest rate of 7.0900% and matures in January 2028, with an optional prepayment rate in January 2013.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         At March 31, 1998, the Company maintained a revolving line of credit (the "Credit Facility") of $190,000. Borrowings under the Credit Facility are secured by 11 properties and currently bear interest at a rate equal to LIBOR plus 150 basis points per annum (7.1875% at March 31, 1998). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------------------------
                                                               1998                         1997
                                                    --------------------------    ------------------------
                                                                          PER                         PER
                                                    INCOME    SHARES     SHARE    INCOME   SHARES    SHARE
                                                    ------    ------     -----    ------   ------    -----
          BASIC EPS
          Income available to common
              stockholders..................        $5,304    23,675     $0.22    $6,217   21,889    $0.28

          EFFECT OF DILUTIVE SECURITIES
          Operating Partnership units.......           667     2,944
          Options...........................                     196                           55
                                                    ------    ------     -----    ------   ------    -----

          DILUTED EPS
          Income available plus assumed
              conversions...................        $5,971    26,815     $0.22    $6,217   21,944    $0.28
                                                    ======    ======     =====    ======   ======    =====


         The Series A-1 and Series C convertible preferred shares of beneficial interest include certain conversion features that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented.

6.       SHAREHOLDERS' EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1998:

         Balance, January 1, 1998.........................     $(65,565)
                                                               --------

              Distributions declared, $0.4808 per share...      (11,385)
              Preferred stock dividends...................       (4,908)
              Net income..................................       10,212
                                                               --------
         Balance, March 31, 1998..........................     $(71,646)
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

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain statements which may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to consummate financing and venture arrangements, including the failure of Nomura Asset Capital Corporation, ("Nomura") to purchase additional preferred shares or to provide permanent financing; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

         Total revenues increased 15.3%, or $5.3 million, for the three months ended March 31, 1998. Of the $5.3 million increase, $4.8 million was the result of increased revenues at the malls, $320,000 was the result of increased revenues at the community centers, $510,000 was the result of decreased revenues from dispositions and $700,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 10.2%, or $2.7 million, for the three months ended March 31, 1998.

                                       INCREASE (DOLLARS IN MILLIONS)
                                       ------------------------------
                                                 COMMUNITY               PERCENT
                                        MALLS     CENTERS      TOTAL      TOTAL
                                        -----     -------      -----      -----
       Same center....................  $0.2       $(0.2)      $ 0.0       0.0%
       Acquisitions/Developments......   2.7         0.3         3.0      11.3
       Dispositions...................   0.0        (0.3)       (0.3)     (1.1)
                                        ----       -----       -----      ----
                                        $2.9       $(0.2)      $ 2.7      10.2%
                                        ====       =====       =====      ====

Percentage rents

         Percentage rents increased $160,000 for the three months ended March 31, 1998. Of this increase, $300,000 was earned at the malls, which was partially offset by a $40,000 decrease at the community centers and a $100,000 decrease from dispositions.

Tenant recoveries

         Tenant recoveries reflect a net increase of 24.8% or $1.4 million for the three months ended March 31, 1998.

                                      INCREASE (DOLLARS IN MILLIONS)
                                      ------------------------------
                                                COMMUNITY                PERCENT
                                      MALLS      CENTERS      TOTAL       TOTAL
                                      -----      -------      -----       -----
Same center........................   $0.3        $(0.1)      $ 0.2         3.6%
Acquisitions/Developments..........    1.1          0.2         1.3        23.0
Dispositions.......................    0.0         (0.1)       (0.1)       (1.8)
                                      ----        -----       -----        ----
                                      $1.4        $ 0.0       $ 1.4        24.8%
                                      ====        =====       =====        ====

Other revenues

         The $950,000 increase in other revenues is primarily the result of increases in management fee revenues from unconsolidated joint ventures of $670,000 and an increase of $230,000 in temporary tenant income at the malls.

OPERATING EXPENSES

         Total operating expenses increased 26.7%, or $1.9 million, for the three months ended March 31, 1998. Recoverable expenses increased $1.8 million, the provision for credit losses decreased $100,000 and other operating expenses increased $180,000.

Recoverable expenses

       Recoverable operating expenses increased 28.8% or $1.8 million for the three months ended March 31, 1998.

                                        INCREASE (DOLLARS IN MILLIONS)
                                        ------------------------------
                                                  COMMUNITY              PERCENT
                                        MALLS      CENTERS      TOTAL     TOTAL
                                        -----      -------      -----     -----
         Same center..................  $0.4        $ 0.1       $ 0.5       8.0%
         Acquisitions/Developments....   1.1          0.3         1.4      22.4
         Dispositions.................   0.0         (0.1)       (0.1)     (1.6)
                                        ----        -----       -----      ----
                                        $1.5        $ 0.3       $ 1.8      28.8%
                                        ====        =====       =====      ====


         The increase in the same center expenses at the malls reflects a $360,000 increase in real estate taxes due to increased assessments in certain of the properties.

Provision for credit losses

         The provision for credit losses was approximately $540,000 and represented 1.3% of total revenues for the three months ended March 31, 1998, compared to 1.8% of total revenues for the three months ended March 31, 1997.

Depreciation and amortization

         The $1.2 million increase in depreciation and amortization consists of an increase of $800,000 from acquisitions, $100,000 from the opening of two new community centers, an increase of $170,000 in the core portfolio properties and the balance from increased loan fee amortization on the Company's credit facility.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.1 million and represented 5.4% of total revenues for the three months ended March 31, 1998, compared to $2.2 million and 6.3% of total revenues for the corresponding period in 1997.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 0.6% or $60,000, for the three months ended March 31, 1998. The summary below identifies the increase by its various components (dollars in thousands).

                                                THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                              1998         1997      INC. (DEC.)
                                              ----         ----      -----------
      Average loan balance................. $625,565     $582,409      $43,156
      Average rate.........................     7.54%        7.59%       (0.05)%
                                            --------     --------
      Total interest.......................   11,792       11,051          741
      Less:  Capitalized interest..........   (1,484)      (1,033)        (451)
      Add:  Amortization of rate buydown...      194          194
      Other................................     (297)          55         (352)
                                            --------     --------      -------
      Interest expense..................... $ 10,205     $ 10,267      $   (62)
                                            ========     ========      =======

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

         At March 31, 1998 the Company's debt to total market capitalization was 44.3% which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%.

         Net cash provided by operating activities for the three months ended March 31, 1998 was $13.7 million versus $9.9 million for the corresponding period of 1997. Net income adjusted for non-cash items accounted for a $4.0 million increase, while changes in operating assets and liabilities accounted for a $100,000 decrease.

         Net cash used in investing activities for the three months ended March 31, 1998, was $56.1 million, and reflects additional direct investments in real estate assets and additional indirect investments in real estate through investments in unconsolidated entities.

         Net cash provided by financing activities for the three months ended March 31, 1998, was $40.6 million. Cash was provided by additional borrowings of $51.8 million and issuance of mortgage and notes payable of $3.3 million. Cash was used to fund distributions of $14.1 million and principal payments on mortgage and notes payable of $620,000.

ACQUISITION, RENOVATION, EXPANSION AND DEVELOPMENT ACTIVITY

         The Company continues to be very active in its acquisition, renovation, expansion and development activities. Its business strategy is to set in place activities that will allow the Company's assets and cash flow to grow.

Acquisitions
------------

         The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On January 15, 1998, the Company, in a joint venture with Nomura completed a transaction for the recapitalization of the ownership of the SuperMall of the Great Northwest in Seattle, Washington, for $103.0 million. The SuperMall of the Great Northwest consists of approximately 933,000 square feet of GLA including seven anchors. The Company has a 34.85% ownership interest in this property.

         On March 31, 1998, the Company purchased an interest in a joint venture which owned Almeda Mall and Northwest Mall, both in Houston, Texas. The two malls were previously purchased by Nomura for $41.5 million. Almeda Mall consists of approximately 792,000 square feet of GLA including three anchors and Northwest Mall consists of approximately 782,000 square feet of GLA including three anchors. The Company managed these malls since November 1, 1997. The Company has a 20.0% ownership interest in these properties.

Renovations and Expansions
--------------------------

Grand Central Mall

         The expansion and renovation of this mall located in Parkersburg, West Virginia, continues and will increase its GLA to approximately 900,000 square feet upon its completion. The initial expansion which was completed in 1996 added a food court and relocated and enlarged the cinema. A new 83,600 square foot Proffitt's opened in March 1998 and an approximately 23,500 square foot OfficeMax opened in January 1998.

River Valley Mall

         In March 1998, the Company announced plans for an expansion at this mall with the addition of an approximately 23,500 square foot OfficeMax on one of the mall's outparcels. Opening is projected for late summer 1998.

Developments
------------

Polaris Towne Center

         In February 1998, the Company in a joint venture in which it has a 50% ownership interest announced plans for the development of an approximately 700,000 square foot power community center in northern Columbus, Ohio. Upon completion, the center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial phase of this development is projected to open in late 1998 with the remainder to open in late 1999.

The Mall at Polaris

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet in northern Columbus, Ohio. The Mall at Polaris will be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and four restaurants. The mall, which will be located across the street from Polaris Towne Center, is projected to open in the year 2000.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, is currently developing a 1.3 million square foot value-oriented fashion and entertainment megamall, located in Elizabeth, New Jersey. Construction is underway, and completion is projected for late 1999.

Georgesville Square

         Construction of this community center continues on one of the center's outparcels. A new 70,000 square-foot 16-screen cinema is scheduled to open in the second quarter of 1998. The cinema has budgeted costs of $6.2 million with costs to date of $3.2 million.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended March 31, 1998 and 1997, represent 13.8 million square feet of GLA, or 84.8% of the 1998/1997 "same store" population.

                                       MALLS                COMMUNITY CENTERS
                                ---------------------     ---------------------
     PROPERTY TYPE              SALES PSF  % INCREASE     SALES PSF   %INCREASE
     -------------              ---------  ----------     ---------   ---------
     Anchors..................   $161.66       2.6%        $230.55       3.5%
     Stores...................   $253.29       4.1%        $178.16       4.4%
     Total....................   $204.56       3.4%        $224.40       3.6%


         Portfolio occupancy statistics by property type are summarized below:

                                                       OCCUPANCY (1) (2)
                                         ---------------------------------------------
                                         3/31/98  12/31/97  9/30/97  6/30/97   3/31/97
                                         -------  --------  -------  -------   -------
     Mall Anchors.......................  97.6%     99.5%    99.4%    99.1%     99.1%
     Mall Stores........................  79.6%     82.6%    79.4%    82.6%     83.1%
     Total Mall portfolio...............  91.1%     93.3%    91.7%    92.8%     92.6%

     Community Center Anchors...........  97.6%     97.3%    97.6%    97.9%     98.2%
     Community Center Stores............  85.9%     85.9%    83.8%    86.0%     86.0%
     Total Community Centers............  94.9%     94.7%    94.4%    95.4%     95.5%
     Single Tenant Retail Properties....  92.2%     92.2%    92.2%   100.0%    100.0%
     Total Community Center Portfolio...  94.6%     94.4%    94.2%    95.8%     96.0%

         The stabilized mall portfolio (excluding The Great Mall of the Great Plains which opened in August 1997), had a mall store occupancy rate of 80.4% and 84.0% at March 31, 1998, and December 31, 1997, respectively.

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three months ended March 31, 1998, and 1997 (in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1998            1997
                                                       ----            ----
Net income available to common shareholders.........  $ 5,304         $ 6,217
Add back (less):
     Real estate depreciation and amortization......    7,298           6,244
     GRT share of joint venture depreciation
        and amortization............................    1,938             121
     Minority interest in operating partnership.....      667             837
                                                      -------         -------
Funds from operations...............................  $15,207         $13,419
                                                      =======         =======

         FFO increased 13.3%, or $1.8 million for the three months ended March 31, 1998. The Company's aggressive acquisition program was the primary reason for such increase.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS No. 131 in its 1998 annual report on Form 10-K.

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

                 None

    ITEM 5.      OTHER INFORMATION

                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits - None

                 (b) Reports on Forms 8-K

                  During the three months ended March 31, 1998, the Company filed a Report on Form 8-K/A with the Securities and Exchange Commission on January 28, 1998, in connection with the acquisition of University Mall.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLIMCHER REALTY TRUST

May 5, 1998                 /s/ Herbert Glimcher
-----------                 ---------------------------------------------------
(Date)                      Herbert Glimcher, Chairman, Chief Executive Officer
                            & President



May 5, 1998                 /s/ William G. Cornely
-----------                 ---------------------------------------------------
(Date)                      William G. Cornely, Senior Executive Vice President
                            Chief Operating Officer & Chief Financial Officer