Form 10-Q
period 1998-06-30
GLIMCHER REALTY TRUST
filed 1998-08-14
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE           NEW YORK STOCK EXCHANGE
 9 1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF                NEW YORK STOCK EXCHANGE
           BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE

                     -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

As of August 10, 1998, there were 23,699,710 Common Shares of Beneficial Interest outstanding, par value $ 0.01 per share.



                                  1 of 23 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX


PART I: FINANCIAL INFORMATION                                                                                 PAGE
     Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                                  3

          Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997                4

          Consolidated Statements of Operations for the six months ended June 30, 1998 and 1997                  5

          Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997                  6

          Notes to Consolidated Financial Statements                                                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             12


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                 21

     Item 2.  Changes in Securities                                                                             21

     Item 3.  Defaults Upon Senior Securities                                                                   21

     Item 4.  Submission of Matters to a Vote of Security Holders                                               21

     Item 5.  Other Information                                                                                 22

     Item 6.  Exhibits and Reports on Form 8-K                                                                  22

SIGNATURES                                                                                                      23


                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              GLIMCHER REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                (UNAUDITED)
                                                                              JUNE 30, 1998         DECEMBER 31, 1997
                                                                              -------------         -----------------
Investment in real estate:
  Land......................................................................   $   105,357            $   92,247
  Buildings, improvements and equipment.....................................     1,027,629               976,645
  Developments in progress:
     Land...................................................................         5,608                 6,541
     Developments...........................................................         4,710                15,989
                                                                            --------------            ----------
                                                                                 1,143,304             1,091,422
  Less accumulated depreciation.............................................       119,816               107,611
                                                                              ------------            ----------
     Net investment in real estate..........................................     1,023,488               983,811
Cash and cash equivalents...................................................         1,624                 7,434
Cash in escrow..............................................................         6,303                 7,668
Investment in and advances to unconsolidated entities.......................       209,177               118,195
Tenant accounts receivable, net.............................................        25,298                23,938
Deferred expenses, net......................................................         8,702                 7,980
Prepaid and other assets....................................................        17,721                15,203
                                                                             -------------            ----------
                                                                                $1,292,313            $1,164,229
                                                                                ==========            ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable......................................................   $   576,354            $  501,272
Notes payable...............................................................       145,918                90,416
Accounts payable and accrued expenses.......................................        24,414                25,500
Distributions payable.......................................................        17,719                14,079
                                                                               -----------            ----------
                                                                                   764,405               631,267
Commitments and contingencies

Minority interest in operating partnership..................................        34,916                31,907

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest,
     $0.01 par value, 90,000 shares issued and outstanding as of June 30, 1998 and December 31, 1997,
     respectively...........................................................        90,000                90,000

Shareholders' equity:
    Series B cumulative redeemable preferred shares of beneficial
     interest,  $0.01 par value, 5,118,000 shares issued and outstanding....       127,950               127,950
    Common shares of beneficial interest, $0.01 par value, 23,695,247 and 23,669,960 shares issued and outstanding as of June 30, 1998
     and December 31, 1997, respectively....................................           237                   237
  Additional paid-in capital................................................       353,037               348,433
  Distributions in excess of accumulated earnings..........................        (78,232)              (65,565)
                                                                             -------------            ----------
                                                                                $1,292,313            $1,164,229
                                                                                ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1998                1997
                                                                                      ----                ----
Revenues:
     Minimum rents............................................................ $    30,254         $      26,822
     Percentage rents.........................................................         666                   831
     Tenant recoveries........................................................       7,612                 5,926
     Other....................................................................       1,658                 1,142
                                                                              ------------          ------------
       Total revenues.........................................................      40,190                34,721
                                                                              ------------           -----------
Operating expenses:
     Real estate taxes........................................................       3,564                 2,644
    Recoverable operating expenses............................................       4,790                 3,687
                                                                              ------------          ------------
                                                                                     8,354                 6,331
    Other operating expenses..................................................         513                   831
                                                                              ------------         -------------
       Total operating expenses...............................................       8,867                 7,162
                                                                              ------------          ------------

Depreciation and amortization.................................................       8,304                 6,841
General and administrative....................................................       2,370                 2,140
Gain on sales of property/outparcels..........................................                               155
Interest income...............................................................         614                   133
Interest expense..............................................................       9,992                10,354
Equity in income (loss) of unconsolidated entities............................        (967)                 (552)
Minority interest in operating partnership....................................         603                   874
                                                                              ------------         -------------
       Net income.............................................................       9,701                 7,086
Preferred stock dividends.....................................................       4,894                   726
                                                                              ------------         -------------
       Net income available to common shareholders............................$      4,807           $     6,360
                                                                              ============           ===========

Earnings per share (basic and diluted)........................................$       0.20          $       0.29
                                                                              ============          ============


Cash distributions declared per common share of beneficial interest........... $    0.4808            $   0.4808
                                                                               ===========            ==========






The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       1998               1997
                                                                                       ----               ----
Revenues:
     Minimum rents............................................................     $   59,892         $   53,726
     Percentage rents.........................................................          1,841              1,847
     Tenant recoveries........................................................         14,802             11,688
     Other....................................................................          3,319              1,850
                                                                                   ----------         ----------
       Total revenues.........................................................         79,854             69,111
                                                                                   ----------         ----------
Operating expenses:
     Real estate taxes........................................................          7,360              5,207
    Recoverable operating expenses............................................          8,942              7,296
                                                                                   ----------         ----------
                                                                                       16,302             12,503
    Other operating expenses..................................................          1,388              1,620
                                                                                   ----------         ----------
       Total operating expenses...............................................         17,690             14,123
                                                                                   ----------         ----------

Depreciation and amortization.................................................         16,355             13,657
General and administrative....................................................          4,508              4,303
Gain on sales of property/outparcels..........................................                               155
Interest income...............................................................          1,234                242
Interest expense..............................................................         20,197             20,621
Equity in income (loss) of unconsolidated entities............................         (1,155)            (1,075)
Minority interest in operating partnership....................................          1,270              1,711
                                                                                   ----------         ----------
       Net income.............................................................         19,913             14,018
Preferred stock dividends.....................................................          9,802              1,441
                                                                                   ----------         ----------
       Net income available to common shareholders............................     $   10,111         $   12,577
                                                                                   ==========         ==========

Earnings per share (basic and diluted)........................................     $     0.43         $     0.57
                                                                                   ==========         ==========

Cash distributions declared per common share of beneficial interest...........     $   0.9616         $   0.9616
                                                                                   ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities:
     Net income ................................................................    $    19,913     $     14,018
          Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts...................................            762            1,250
              Depreciation and amortization.....................................         16,355           13,657
              Gain on sales of properties/outparcels............................                            (155)
              Other non-cash expenses...........................................            401              388
              Equity in (income) loss of unconsolidated entities................          1,155            1,075
              Minority interest in operating partnership........................          1,271            1,711
          Net changes in operating assets and liabilities:
              Tenant accounts receivable, net...................................         (2,185)          (2,087)
              Deferred expenses, prepaid and other assets.......................           (166)          (2,163)
              Accounts payable and accrued expenses.............................           (961)          (3,328)
                                                                                    -----------        ---------

     Net cash provided by operating activities..................................         36,545           24,366
                                                                                    -----------        ---------

Cash flows from investing activities:
          Proceeds from sales of properties.....................................                             253
          Additions to investment in real estate................................        (11,190)          (9,714)
          Acquisition of properties ............................................        (54,961)
          Investment in unconsolidated entities.................................        (83,320)          (9,863)
          Withdrawals from (payments to) cash in escrow.........................          2,242             (296)
          Additions to deferred expenses, prepaid and other assets..............         (4,187)            (700)
                                                                                    -----------        ---------

     Net cash used in investing activities .....................................       (151,416)         (20,320)
                                                                                    -----------        ---------

Cash flows from financing activities:
          Proceeds from revolving line of credit, net...........................         55,600           17,800
          Proceeds from issuance of mortgage and notes payable..................         95,418            3,574
          Principal payments on mortgage and notes payable......................        (10,542)          (1,752)
          Proceeds from issuance of shares......................................            390              273
          Cash distributions....................................................        (31,805)         (25,261)
                                                                                    -----------        ---------

     Net cash provided by (used in) financing activities........................        109,061           (5,366)
                                                                                    -----------        ---------

Net change in cash and cash equivalents.........................................         (5,810)          (1,320)

Cash and cash equivalents, at beginning of period...............................          7,434            8,968
                                                                                    -----------        ---------

Cash and cash equivalents, at end of period.....................................    $     1,624        $   7,648
                                                                                    ===========        =========




The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.         BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust, (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.8% owned by GRT at June 30, 1998 and 90.1% at December 31, 1997), five Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership and Glimcher University Mall Limited Partnership), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and one Delaware limited liability company (Glimcher Northtown Venture, LLC), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1997.

          During the second quarter of 1998 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 98-9 relating to the recognition of contingent rental income in interim periods. Under EITF 98-9 the Company is required to recognize percentage rents in interim periods only after the contingent sales level is exceeded rather than estimating and accruing percentage rents as if earned ratably over the lease year. The Company has adopted EITF 98-9 on a prospective basis beginning second quarter 1998 and has not restated the first quarter of 1998 or the comparable interim periods of 1997. The adoption of EITF 98-9 reduced net income available to common shareholders by approximately $600,000 ($.03 per share) for the three months and six months ended June 30, 1998. Comparative pro forma results if the standard had been adopted at the beginning of 1997 are as follows:


                                                                            Three months ended       Six months ended
                                                                                  June 30                June 30
                                                                                  -------                -------
          1998 Earnings per share (basic and diluted)....................          $0.20                   $0.43

          1997 Earnings per share .......................................          $0.29                   $0.57

          1997 Pro Forma Earnings per share if EITF 98-9 adopted
          at 1/1/97......................................................          $0.27                   $0.55


Supplemental disclosure of non-cash financing and investing activities:

        The Company accrued accounts payable of $2,814 and $280 for real estate improvements as of June 30, 1998 and June 30, 1997, respectively.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.        INVESTMENT IN UNCONSOLIDATED ENTITIES

          Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 45.00% interest in Great Plains Metro Mall, LLC, a 33.33% interest in Johnson City Venture, LLC, a 40.00% interest in Dayton Mall Venture, LLC, a 40.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LP and a 50.00% interest in Polaris Center, LLC.

          The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

          The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

          BALANCE SHEETS
                                                                                  JUNE 30, 1998           DECEMBER 31, 1997
                                                                                  -------------           -----------------
          Assets:
             Investment properties at cost, net..........................           $   578,861              $   357,416
             Other assets................................................                30,222                   20,452
                                                                                    -----------              -----------
                                                                                    $   609,083              $   377,868
                                                                                    ===========              ===========
          Liabilities and Members' Equity:
             Mortgage notes payable......................................           $   317,221              $   205,058
             Accounts payable and accrued expenses.......................                84,979                   26,842
                                                                                    -----------              -----------
                                                                                        402,200                  231,900
          Members' equity................................................               206,883                  145,968
                                                                                    -----------              -----------
                                                                                    $   609,083              $   377,868
                                                                                    ===========              ===========

          Operating Partnership's share of:
             Members' equity.............................................           $   140,240              $   111,529
                                                                                    ===========              ===========

          RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
             INVESTMENT IN UNCONSOLIDATED ENTITIES:
             Members' equity.............................................           $   140,240              $   111,529
             Advances and additional costs...............................                68,937                    6,666
                                                                                    -----------              -----------
             Investment in unconsolidated entities.......................           $   209,177              $   118,195
                                                                                    ===========              ===========

          STATEMENTS OF OPERATIONS                                                 FOR THE THREE            FOR THE SIX
                                                                                   MONTHS ENDED            MONTHS ENDED
                                                                                   JUNE 30, 1998           JUNE 30, 1998
                                                                                   -------------           -------------

          Total revenues.................................................           $    22,456              $    38,518
          Operating expenses.............................................               (12,590)                 (19,642)
                                                                                    -----------              -----------
          Net operating income...........................................                 9,866                   18,876
          Depreciation and amortization..................................                (3,628)                  (6,760)
          Interest expense...............................................                (6,193)                 (11,509)
                                                                                    -----------              -----------
                Net income (loss)........................................           $        45              $       607
                                                                                    ===========              ===========
          Operating Partnership's share of net income (loss)............            $      (967)             $    (1,155)
                                                                                    ===========              ===========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.        MORTGAGE NOTES PAYABLE AS OF JUNE 30, 1998 AND DECEMBER 31, 1997 CONSIST OF THE FOLLOWING:

                                                CARRYING AMOUNT OF                            PAYMENT    PAYMENT AT        MATURITY
               DESCRIPTION                   MORTGAGE NOTES PAYABLE      INTEREST RATE        TERMS      MATURITY           DATE
-----------------------------------------------------------------------------------------------------------------------------------
                                              1998            1997    1998          1997
                                              ----            ----    ----          ----
Grand Central Limited Partnership.....      $ 25,000        $ 25,000  6.935%       6.935%      (a)       $25,000     Oct. 1, 2000
Glimcher Holdings L.P. - Loan A.......        40,000          40,000  6.995%       6.995%      (a)        40,000     Feb. 1, 1999
Glimcher Holdings L.P. - Loan B.......        40,000          40,000  7.505%       7.505%      (a)        40,000     Feb. 1, 2003
Glimcher Centers L.P..................        76,000          76,000  7.625%       7.625%      (a)        76,000     Aug. 1, 2000
Morgantown Mall Associates L.P........        50,200          50,200  7.500%       7.500%      (a)        50,200     Apr. 1, 1999
University Mall Limited Partnership...        71,060          71,376  7.090%       7.090%      (b)        (g)           (g)
Northtown Mall, LLC...................        40,000                   (i)                     (a)        40,000    Aug. 30, 2001
Glimcher Properties L.P. Mortgage
  Notes Payable:
Glimcher Properties L.P...............        50,000          50,000  7.470%       7.470%      (a)        50,000    Oct. 26, 2002
Bridge Facility.......................        50,000                  (h)                      (a)        50,000    July 31, 1999
Other Mortgage Notes..................       102,573         113,456  (d)           (d)        (b)        91,229         (f)
Construction Loans....................        31,521          35,240  (c)           (c)        (a)                       (e)
                                            --------        --------
Total Mortgage Notes Payable..........      $576,354        $501,272
                                            ========        ========



(a)     The loan requires monthly payments of interest only.
(b)     The loans require monthly payments of principal and interest.
(c) Interest rates of 7.656% at June 30, 1998 and ranging from 7.688% to 8.000% in 1997.
(d)     Interest rates ranging from 7.375% to 9.125%.
(e)     Final maturity dates ranging from October 1999 to November 1999.
(f)     Final maturity dates ranging from June 1999 to April 2016.
(g) The loan matures in January 2028. The interest rate is fixed until January 2013, at which date the unamortized balance can be repaid without penalty.
(h)     Interest rate of LIBOR plus 160 basis points (7.256% at June 30, 1998).
(i)     Interest rate of LIBOR plus 125 basis points (6.906% at June 30, 1998).

          All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. The loan agreement for Grand Central Limited Partnership, Glimcher Holdings Limited Partnership and Glimcher Centers Limited Partnership contains financial covenants regarding minimum net operating income and coverage ratios.

4.        NOTES PAYABLE

          At June 30, 1998, the Company maintained a revolving line of credit (the "Credit Facility") of $190,000. Borrowings under the Credit Facility are secured by 11 properties and currently bear interest at a rate equal to LIBOR plus 160 basis points per annum (7.260% at June 30, 1998). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company. On April 29, 1998, the Company elected to extend the Credit Facility to July 31, 1999.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.        EARNINGS PER SHARE

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:


                                                                       FOR THE THREE MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------------
                                                                   1998                     1997
                                                   ----------------------------    -----------------------------
                                                                            PER                             PER
                                                    INCOME      SHARES     SHARE    INCOME    SHARES       SHARE
          BASIC EPS
          Income available to common
             stockholders.....................      $ 4,807     23,691   $ 0.20    $ 6,360     21,901    $ 0.29

          EFFECT OF DILUTIVE SECURITIES
          Operating Partnership units.........          603      2,978
          Options.............................                      76                             38


          DILUTED EPS                               -------     ------   ------    -------     ------    ------
          Income available plus assumed
             conversions......................      $ 5,410     26,745   $ 0.20    $ 6,360     21,939    $ 0.29
                                                    =======     ======   ======    =======     ======    ======



                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------------

                                                                  1998                        1997
                                                   ----------------------------    --------------------------------
                                                                            PER                             PER
                                                    INCOME      SHARES     SHARE    INCOME    SHARES       SHARE
          BASIC EPS
          Income available to common
             stockholders.....................      $10,111     23,683   $ 0.43    $12,577     21,895    $ 0.57

          EFFECT OF DILUTIVE SECURITIES
          Operating Partnership units.........        1,270      2,961
          Options.............................                      97                             47
                                                    -------     ------   ------    -------     ------    ------
          DILUTED EPS
          Income available plus assumed
             conversions......................      $11,381     26,741   $ 0.43    $12,577     21,942    $ 0.57
                                                    =======     ======   ======    =======     ======    ======



          The Series A-1 and Series D convertible preferred shares of beneficial interest include certain conversion features that could potentially dilute EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.        SHAREHOLDERS' EQUITY

          The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

          The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1998:

          Balance, January 1, 1998..........................        $   (65,565)
                                                                    -----------

              Distributions declared, $0.9616 per share.....            (22,778)
              Preferred stock dividends.....................             (9,802)
              Net income....................................             19,913
                                                                   ------------
          Balance, June 30, 1998............................        $   (78,232)
                                                                    ===========

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

RESULTS OF OPERATIONS

          The Emerging Issues Task Force (EITF) addressed the timing of income recognition for percentage rents by a lessor in Issue 98-9, Accounting for Contingent Rent in Interim Financial Periods. This issue provides that a lessor should defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent rent are met. The EITF concluded that this issue may be applied on a prospective basis. The effect of this issue was the deferral of approximately $600,000 ($.03 per share) from the second quarter until the fourth quarter of 1998. The Company elected not to restate the 1997 quarterly results or the first quarter of 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

          Total revenues increased 15.8%, or $5.5 million, for the three months ended June 30, 1998. Of the $5.5 million increase, $5.4 million was the result of increased revenues at the malls, $130,000 was the result of increased revenues at the community centers, $390,000 was the result of decreased revenues from dispositions and $360,000 was related to other revenue increases.

Minimum rents

          Minimum rents increased 12.8%, or $3.4 million, for the three months ended June 30, 1998.

                                                     INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------
                                                             COMMUNITY                          PERCENT
                                          MALLS               CENTERS               TOTAL         TOTAL
          Same center..................   $  0.4               $  0.0               $  0.4          1.5%
          Acquisitions/Developments....      3.0                  0.3                  3.3         12.4
          Dispositions.................      0.0                 (0.3)                (0.3)        (1.1)
                                         -------              -------              -------        -----
                                          $  3.4               $  0.0               $  3.4         12.8%
                                          ======               ======               ======        =====

Percentage rents

          Percentage rents decreased $170,000 for the three months ended June 30, 1998. Of this decrease, $30,000 was earned at the malls, which was offset by a $160,000 decrease at the community centers and a $40,000 decrease from dispositions. The overall decrease in the second quarter of 1998, was a result of the prospective adoption of a change in accounting for percentage rents as required by EITF 98-9.

Tenant recoveries

          Tenant recoveries reflect a net increase of 28.5% or $1.7 million for the three months ended June 30, 1998.

                                                INCREASE (DOLLARS IN MILLIONS)
                                                              COMMUNITY                         PERCENT
                                           MALLS              CENTERS               TOTAL         TOTAL
                                           -----              -------               -----         -----
          Same center..................   $  0.2              $  (0.2)              $  0.0           0.0%
          Acquisitions/Developments....      1.6                  0.1                  1.7          28.5
          Dispositions.................      0.0                  0.0                  0.0           0.0
                                         -------             --------              -------         -----
                                          $  1.8              $  (0.1)              $  1.7          28.5%
                                          ======              =======               ======         =====

Other revenues

          The $520,000 increase in other revenues is primarily the result of increases in management fee revenues of $370,000 and an increase of $160,000 in temporary tenant income at the malls.

OPERATING EXPENSES

          Total operating expenses increased 23.8%, or $1.7 million, for the three months ended June 30, 1998. Recoverable expenses increased $2.0 million, the provision for credit losses decreased $400,000 and other operating expenses increased $80,000.

Recoverable expenses

        Recoverable operating expenses increased 32.0% or $2.0 million for the three months ended June 30, 1998.

                                                   INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------
                                                               COMMUNITY                          PERCENT
                                           MALLS                CENTERS              TOTAL         TOTAL
          Same center..................   $  0.2                $  0.1             $  0.3            4.8%
          Acquisitions/Developments....      1.6                   0.1                1.7           27.2
          Dispositions.................      0.0                   0.0                0.0            0.0
                                          ------                ------             ------           ----
                                          $  1.8                $  0.2             $  2.0           32.0%
                                          ======                ======             ======           ====


Provision for credit losses

          The provision for credit losses was approximately $230,000 and represented 0.6% of tenant revenues for the three months ended June 30, 1998, compared to 1.8% of tenant revenues for the three months ended June 30, 1997.

Depreciation and amortization

          The $1.5 million increase in depreciation and amortization primarily consists of an increase of $890,000 from acquisitions, $100,000 from the opening of two new community centers, and an increase of $280,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

          General and administrative expense was $2.4 million and represented 5.9% of total revenues for the three months ended June 30, 1998, compared to $2.1 million and 6.2% of total revenues for the corresponding period in 1997. The increase primarily reflects annual salary and fringe benefit increases which were implemented at the start of the second quarter.

INTEREST EXPENSE/CAPITALIZED INTEREST

          Interest expense decreased 3.5%, or $360,000, for the three months ended June 30, 1998. The summary below identifies the decrease by its various components (dollars in thousands).


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------------------------
                                                                1998              1997           INC. (DEC.)
                                                                ----              ----           -----------
          Average loan balance......................         $680,112         $589,924           $   90,188
          Average rate..............................             7.51%            7.69%               (0.18)%

          Total interest............................         $ 12,769         $ 11,341           $    1,428
          Less:  Capitalized interest...............           (1,781)          (1,047)                (734)
          Add:  Amortization of rate buydown......                194              194
          Other.....................................           (1,190)            (134)             ( 1,056)
                                                             --------         ---------          ----------
          Interest expense..........................         $  9,992         $ 10,354           $     (362)
                                                             ========         =========          ==========


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

        Total revenues increased 15.5%, or $10.7 million, for the six months ended June 30, 1998. Of the $10.7 million increase, $10.2 million was the result of increased revenues at the malls, $310,000 was the result of increased revenues at the community centers, $910,000 was the result of decreased revenues from dispositions and $1.1 million was related to other revenue increases.

Minimum rents

          Minimum rents increased 11.5%, or $6.2 million, for the six months ended June 30, 1998.

                                                     INCREASE (DOLLARS IN MILLIONS)
                                            ------------------------------------------------
                                                             COMMUNITY                              PERCENT
                                             MALLS               CENTERS               TOTAL         TOTAL
          Same center..................   $  0.6              $  (0.1)              $  0.5          0.9%
          Acquisitions/Developments....      5.8                  0.5                  6.3         11.6
          Dispositions.................      0.0                 (0.6)                (0.6)        (1.0)
                                         -------             --------              -------        -----
                                          $  6.4              $  (0.2)              $  6.2         11.5%
                                          ======              =======               ======        =====

Percentage rents

          Percentage rents decreased $10,000 for the six months ended June 30, 1998. An increase of $340,000 was earned at the malls, which was offset by a $210,0000 decrease at the community centers and a $140,000 decrease from dispositions. The overall decrease was a result of the adoption of a change in accounting for percentage rents as discussed earlier.

Tenant recoveries

          Tenant recoveries reflect a net increase of 26.6% or $3.1 million for the six months ended June 30, 1998.

                                                   INCREASE (DOLLARS IN MILLIONS)
                                                              COMMUNITY                           PERCENT
                                            MALLS              CENTERS               TOTAL         TOTAL
          Same center..................   $  0.5              $  (0.3)             $   0.2           1.7%
          Acquisitions/Developments....      2.7                  0.4                  3.1          26.6
          Dispositions.................      0.0                 (0.2)                (0.2)         (1.7)
                                          ------              -------              -------          ----
                                          $  3.2              $  (0.1)             $   3.1          26.6%
                                          ======              =======              =======          ====

Other revenues

          The $1.5 million increase in other revenues is primarily the result of increases in management fee revenues of $1.0 million, and an increase of $490,000 in temporary tenant income at the malls.

OPERATING EXPENSES

          Total operating expenses increased 25.3%, or $3.6 million, for the six months ended June 30, 1998. Recoverable expenses increased $3.8 million, the provision for credit losses decreased $490,000 and other operating expenses increased $260,000.

Recoverable expenses

          Recoverable operating expenses increased 30.4% or $3.8 million for the six months ended June 30, 1998.

                                                       INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------
                                                               COMMUNITY                           PERCENT
                                           MALLS                CENTERS              TOTAL          TOTAL
                                           -----                -------              -----          -----
          Same center..................   $  0.6                $  0.2             $  0.8            6.4%
          Acquisitions/Developments....      2.7                   0.4                3.1           24.8
          Dispositions.................      0.0                  (0.1)              (0.1)          (0.8)
                                          ------                ------             ------           ----
                                          $  3.3                $  0.5             $  3.8           30.4%
                                          ======                ======             ======           ====


          The increase in the same center expenses at the malls reflects a $350,000 increase in real estate taxes due to increased assessments in certain of the properties.

Provision for credit losses

          The provision for credit losses was approximately $760,000 and represented 1.0% of tenant revenues for the six months ended June 30, 1998, compared to 1.8% of tenant revenues for the six months ended June 30, 1997.

Depreciation and amortization

          The $2.7 million increase in depreciation and amortization consists primarily of an increase of $1.7 million from acquisitions, $200,000 from the opening of two new community centers, and an increase of $800,000 in the core portfolio properties.

 GENERAL AND ADMINISTRATIVE

          General and administrative expense was $4.5 million and represented 5.6% of total revenues for the six months ended June 30, 1998, compared to $4.3 million and 6.2% of total revenues for the corresponding period in 1997. The increase consists primarily of annual salary and fringe benefit increases implemented at the start of second quarter 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

          Interest expense decreased 2.1% or $420,000, for the six months ended June 30, 1998. The summary below identifies the decrease by its various components (dollars in thousands).

                                                                         SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------------------------
                                                                1998              1997             INC. (DEC.)
                                                                ----              ----             -----------
          Average loan balance......................         $653,024          $585,768             $  67,256
          Average rate..............................             7.52%             7.65%                (0.13)%

          Total interest............................         $ 24,554          $ 22,406             $   2,148
          Less:  Capitalized interest...............           (3,265)           (2,081)               (1,184)
          Add:  Amortization of rate buydown........              388               388
          Other.....................................           (1,480)              (92)               (1,388)
                                                             --------          --------             ---------
          Interest expense..........................         $ 20,197          $ 20,621             $    (424)
                                                             ========          ========             =========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

          The Company has several active development, renovation and expansion projects and will continue to be active in these areas. Certain development projects relate to the commitment between the Company and Nomura, pursuant to which Nomura has agreed, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for certain of the Company's developments. On April 29, 1998 the company elected to extend its credit facility to July 31, 1999. Management anticipates that the funds available under its credit facility, its construction financing, long-term mortgage debt, venture structure for acquisitions and developments, and the issuance of preferred and common stock, will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments discussed herein.

          At June 30, 1998, the Company's debt to total market capitalization was 49.5% which is consistent with the current policy of the Company to maintain this ratio between 40% and 60%.

          Net cash provided by operating activities for the six months ended June 30, 1998, was $36.5 million versus $24.4 million for the corresponding period of 1997. Net income adjusted for non-cash items accounted for a $7.9 million increase, while changes in operating assets and liabilities accounted for a $4.3 million increase.

          Net cash used in investing activities for the six months ended June 30, 1998, was $151.4 million, and reflects additional direct investments in real estate assets, including the acquisition of Northtown Mall for approximately $54 million, and additional indirect investments in real estate through investments in unconsolidated entities of $83.3 million.

          Net cash provided by financing activities for the six months ended June 30, 1998 was $109.1 million. Cash was provided by additional borrowings of $55.6 million and issuance of mortgage and notes payable of $95.4 million. Cash was used to fund distributions of $31.8 million and principal payments on mortgage and notes payable of $10.5 million.

ACQUISITION, RENOVATION, EXPANSION AND DEVELOPMENT ACTIVITY

          The Company continues to be very active in its acquisition, renovation, expansion and development activities. Its business strategy is to grow the Company's assets and cash flow available to provide for dividend requirements.

ACQUISITIONS

          The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On January 15, 1998, the Company, in a joint venture with Nomura completed a transaction for the recapitalization of the ownership of the SuperMall of the Great Northwest in Seattle, Washington, for $103.0 million. The SuperMall of the Great Northwest consists of approximately 933,000 square feet of GLA including eight anchors. The Company has a 34.85% ownership interest in this property.

          On March 31, 1998, the Company purchased an interest in a joint venture which owned Almeda Mall and Northwest Mall, both in Houston, Texas. The two malls were previously purchased by Nomura for $39 million. Almeda Mall consists of approximately 792,000 square feet of GLA including four anchors and Northwest Mall consists of approximately 798,000 square feet of GLA including four anchors. The Company managed these malls since November 1, 1997. The Company has a 20.0% ownership interest in these properties.

          On June 1, 1998, the Company completed the acquisition of Northtown Mall in Blaine, Minnesota, for a purchase price of approximately $54 million. Northtown Mall consists of approximately 825,000 square feet of GLA. Its tenants include anchors Kohl's, Mervyn's California and Montgomery Ward and 116 mall shops.

          On July 16, 1998, the Company completed the acquisition of Montgomery Mall in Montgomery, Alabama, for a purchase price of approximately $70 million. Montgomery Mall consists of approximately 730,000 square feet of GLA and includes anchors Gayfers, JC Penney and Parisian.

          On August 1, 1998, the Company completed the acquisition of Weberstown Mall in Stockton, California, for a purchase price of approximately $23 million. Weberstown Mall has approximately 827,000 square feet of GLA and includes anchors Dillards, JC Penney and Sears.

RENOVATIONS  AND EXPANSIONS

          The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the properties.

Grand Central Mall

          The expansion and renovation of this mall located in Parkersburg, West Virginia, continues and will increase its GLA to approximately 900,000 square feet upon its completion. The initial expansion which was completed in 1996 added a food court and relocated and enlarged the cinema. An approximately 23,500 square foot OfficeMax opened in January 1998 and a new 83,600 square foot Proffitt's opened in March 1998. Early in 1999 County Market is expected to relocate to a new 58,000 square foot outparcel building which is currently under construction.

Georgesville Square

          A new 63,000 square-foot 16-screen cinema opened in May 1998. The budgeted construction costs for the cinema totaled approximately $6.2 million, of which to date $5.4 million has been spent.

River Valley Mall

          In March 1998, the Company announced plans for an expansion at this mall with the addition of an approximately 23,500 square foot OfficeMax on one of the mall's outparcels. Opening is projected for August, 1998.

Indian Mound Mall

          The Company is in process of expanding the existing Elder-Beerman store at this mall by approximately 21,000 square feet of GLA. Upon completion in the fourth quarter 1998, the mall's GLA will increase to approximately 563,000 square feet.

DEVELOPMENTS

Polaris Towne Center

          In February 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, announced plans for the development of an approximately 696,000 square foot power community center in northern Columbus, Ohio. Upon completion, the center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial phase of this development is projected to open in the fourth quarter of 1998 with the remainder to open in the second quarter of 1999.

 The Mall at Polaris

          In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet in northern Columbus, Ohio. The Mall at Polaris is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and 4 restaurants. The mall, which will be located across the street from Polaris Towne Center, is projected to open in the fourth quarter of 2000.

Jersey Gardens

          The Company, in a joint venture in which the Company has a 30% ownership interest, is currently developing a 1.3 million square foot value-oriented fashion and entertainment megamall, located in Elizabeth, New Jersey. Construction of the mall and related infrastructure is underway, and completion is projected for fourth quarter of 1999.

PORTFOLIO DATA

          Tenants reporting sales data in the table below for the twelve month periods ended June 30, 1998, and 1997, represent 16.6 million square feet of GLA, or 84.8% of the 1998/1997 "same store" population.

                                                         MALLS                       COMMUNITY CENTERS
                                               ------------------------------      ----------------------
     PROPERTY TYPE                             SALES PSF        % INCREASE          SALES PSF   %INCREASE
     -------------                             ---------        ----------          ---------   ---------

     Anchors ..............................     $168.86             2.0%             $238.72       2.6%
     Stores................................     $255.61             4.2%             $164.77       4.2%
     Total ................................     $206.71             3.1%             $227.75       2.8%

          Portfolio occupancy statistics by property type are summarized below:

                                                                             OCCUPANCY (1) (2)
                                                    ---------------------------------------------------------
                                                    6/30/98      3/31/98    12/31/97      9/30/97     6/30/97
                                                    -------      -------    --------      -------     -------
     Mall Anchors...........................         97.7%        97.6%       99.5%        99.4%       99.1%
     Mall Stores............................         79.2%        79.6%       82.6%        79.4%       82.6%
     Mall Stores Comparable 12 Months.......         82.8%        81.5%       83.5%        81.7%       82.6%
     Total Mall portfolio...................         91.0%        91.1%       93.3%        91.7%       92.8%

     Community Center Anchors...............         97.9%        97.6%       97.3%        97.6%       97.9%
     Community Center Stores................         87.6%        85.9%       85.9%        83.8%       86.0%
     Total Community Centers................         95.5%        94.9%       94.7%        94.4%       95.4%
     Single Tenant Retail Properties........         92.2%        92.2%       92.2%        92.2%      100.0%
     Total Community Center Portfolio.......         95.2%        94.6%       94.4%        94.2%       95.8%


          The stabilized mall portfolio (excluding The Great Mall of the Great Plains which opened in August 1997), had a mall store occupancy rate of 79.8%, 80.4% and 84.0% at June 30, 1998, March 31, 1998, and December 31, 1997,
respectively.

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

          Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and six months ended June 30, 1998, and 1997 (in thousands):

                                                                      THREE MONTHS                 SIX MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                               ------------------------     ------------------------
                                                                   1998          1997          1998           1997
                                                                   ----          ----          ----           ----
Net income available to common shareholders.................   $   4,807   $    6,360       $  10,111     $   12,577
Add back (less):
     Real estate depreciation and amortization..............       7,480        6,238          14,778         12,482
     GRT share of joint venture depreciation
        and amortization....................................       2,150          121           4,088            242
     Gain on sale of property...............................                     (155)                          (155)
     Minority interest in operating partnership.............         603          874           1,270          1,711
                                                             ----------- ------------     -----------   ------------
Funds from operations.......................................    $ 15,040    $  13,438       $  30,247     $   26,857
                                                                ========    =========       =========     ==========


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

          The Company recognizes that Year 2000 issues may have an impact on its business, operations and financial condition. The Company has completed an assessment of its Year 2000 readiness with respect to all of its information technology ("IT") systems and is currently addressing the reliability and condition of its non-IT systems. These assessments will continue to be updated as additional information becomes available and as new concerns are identified.

          The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased systems. The Company has evaluated the Year 2000 compliance status of each vendor and believes that its existing systems or planned upgrades during 1998 will be Year 2000 compliant. Implementation of planned upgrades will not result in significant additional cost to the Company.

          The Company's non-IT systems which may result in Year 2000 issues are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls. The Company is currently addressing the potential impact of Year 2000 in these areas and has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems.

          The significant risks to the Company in the event that Year 2000 issues are not identified and corrected are that IT system problems could cause delays or errors in processing financial and operation information and non-IT system problems could result in certain facilities being unavailable which could limit the efficient operation of the Company's properties.

          While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

OTHER

          The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

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

                                     PART II

                                OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

                  None

    ITEM 2.       CHANGES IN SECURITIES

                        On December 5, 1997, the Company issued 56,000 shares of
                  its Series C convertible preferred shares (the "Series C Preferred Shares"). The Series C Preferred Shares were offered and sold in a private placement to an affiliate of Nomura, for an aggregate consideration of $56.0 million in order to finance the construction of the New Jersey MetroMall to be located in Elizabeth, New Jersey. On June 4, 1998, the Series C Preferred Shares were exchanged for Series D preferred shares (the "Series D Preferred Shares") having substantially the same terms. The Company may redeem the Series D Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in December 2002, the Series D Preferred Shares are convertible into the number of common shares of beneficial interest, $.01 par value (the "Shares") obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share of the 30 trading days prior to the conversion, multiplied by
                  (ii) the applicable conversion percentage which ranges between 70.0% and 90.0%.

                        The sale of the Series D Preferred Shares was exempt
                  from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of the fact that the Series D Preferred Shares were issued to a Nomura affiliate for its account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the Series D Preferred Shares, thus qualifying the sale as transaction by an issuer not involving any public offering in accordance with Section 4(2) of the Securities Act. In addition, the Nomura affiliatre is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

    ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        An annual meeting of shareholders was held on May 15,
                  1998. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                  Votes of 20,348,837 shares were cast for the election of Philip G. Barach as a Trustee; votes of 1,835,092 shares were withheld.

                  Votes of 20,284,093 shares were cast for the election of Oliver Birckhead as a Trustee; votes of 1,899,836 shares were withheld.

                  Votes of 20,334,734 shares were cast for the election of E. Gordon Gee as a Trustee; votes of 1,849,195 shares were withheld.

                  In connection with Proposal 2, there was no solicitation in opposition of the approval of the Company's Long-Term Incentive Performance Plan as set forth in the proxy statement and such proposal was approved.

                  Votes of 10,587,754 shares were cast for the approval of the Company's Long-Term Incentive Performance Plan; votes of 5,780,985 shares were against; and votes of 244,046 shares abstained. In addition, there were 5,571,144 broker non-votes in connection with such proposal.

                  In connection with Proposal 3, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                  Votes of 22,075,588 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 47,787 shares were against; and votes of 60,554 shares abstained. In addition, there were no broker non-votes in connection with such proposal.

ITEM 5.            OTHER INFORMATION

                        On December 5, 1997, the Company sold 56,000 shares of
                   its Series C Preferred Shares. On June 4, 1998, the Series C Preferred Shares were exchanged for Series D Preferred Shares having substantially the same terms. The Company may redeem the Series D Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in December 2002, the Series D Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which ranges between 70.0% and 90.0%.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

                   3.10 Articles Supplementary Classifying and Designating 56,000 Shares of Beneficial Interest as 56,000 Shares of Series D Convertible Preferred Beneficial Interest (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 File No. 333-61339 and incorporated by reference herein).

                   4.6 Specimen Certificate evidencing 56,000 shares of Series D Convertible Preferred Shares of Beneficial Interest (filed as Exhibit 4.2 to the Registrant's Registration statement on Form S-3 (File No. 333-61339) and incorporated by reference herein).

                   27.1 Financial Data Schedule (filed for EDGAR filing purposes only).

                   (b)  Reports on Forms 8-K

                   During its fiscal quarter ended June 30, 1998, the Company filed the following Reports on Form 8-K.

                            Form 8-K dated June 19, 1998, filed June 19, 1998,
                   reporting information under Item 2 and Item 7 and containing the (i) statement of revenues and certain expenses for the year ended December 31, 1997 and the three months ended March 31, 1998 (unaudited) for each of Northtown Mall and Lloyd Center Mall, (ii) pro forma consolidated balance sheet as of March 31, 1998 (unaudited) for the Company and (iii) pro forma consolidated statements of operations for the three months ended March 31, 1998 (unaudited) and for the year ended December 31, 1997 in connection with the acquisition of Northtown Mall and the pending acquisition of Lloyd Center Mall.
                                       22

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GLIMCHER REALTY TRUST




August 11, 1998            /s/ George A. Schmidt
---------------            ---------------------
(Date)                     George A. Schmidt, Senior Vice President,
                           General Counsel



August 11, 1998            /s/ William G. Cornely
---------------            ----------------------
(Date)                     William G. Cornely, Senior Executive Vice President
                           Chief Operating Officer & Chief Financial Officer