Form 10-Q
period 1998-09-30
GLIMCHER REALTY TRUST
filed 1998-11-13
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-12482

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
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE               NEW YORK STOCK EXCHANGE
    9-1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF                 NEW YORK STOCK EXCHANGE
         BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE


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

As of October 30, 1998, there were 23,705,469 Common Shares of Beneficial Interest outstanding, par value $16.1875 per share.

                                  1 of 23 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                                      INDEX
                                                      -----
PART I: FINANCIAL INFORMATION                                                                              PAGE
                                                                                                           ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997                          3

         Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997        4

         Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997         5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997         6

         Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         12


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             22

     Item 2.  Changes in Securities                                                                         22

     Item 3.  Defaults Upon Senior Securities                                                               22

     Item 4.  Submission of Matters to a Vote of Security Holders                                           22

     Item 5.  Other Information                                                                             22

     Item 6.  Exhibits and Reports on Form 8-K                                                              22

SIGNATURES                                                                                                  23

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                GLIMCHER REALTY TRUST
                                             CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                     ASSETS
                                                                                (UNAUDITED)
                                                                             SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                             ------------------    -----------------
Investment in real estate:
  Land ......................................................................     $  170,893           $   92,247
  Buildings, improvements and equipment .....................................      1,230,955              976,645
  Developments in progress:
     Land ...................................................................          5,608                6,541
     Developments ...........................................................         15,604               15,989
                                                                                  ----------           ----------
                                                                                   1,423,060            1,091,422
  Less accumulated depreciation .............................................        135,164              107,611
                                                                                  ----------           ----------
     Net investment in real estate ..........................................      1,287,896              983,811
Cash and cash equivalents ...................................................         11,703                7,434
Cash in escrow ..............................................................          9,813                7,668
Investment in and advances to unconsolidated entities .......................        192,550              118,195
Tenant accounts receivable, net .............................................         26,341               23,938
Deferred expenses, net ......................................................         10,300                7,980
Prepaid and other assets ....................................................          6,464               15,203
                                                                                  ----------           ----------
                                                                                  $1,545,067           $1,164,229
                                                                                  ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ......................................................     $  773,208           $  501,272
Notes payable ...............................................................        177,400               90,000
Other notes payable .........................................................         25,267                  416
Accounts payable and accrued expenses .......................................         31,062               25,500
Distributions payable .......................................................         17,810               14,079
                                                                                  ----------           ----------
                                                                                   1,024,747              631,267
Commitments and contingencies

Minority interest in operating partnership ..................................         34,065               31,907

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of September 30, 1998 and December 31, 1997, respectively ...........         90,000               90,000

Shareholders' equity:
    Series B cumulative redeemable preferred shares of beneficial
     interest,  $0.01 par value, 5,118,000 shares issued and outstanding.....        127,950              127,950
    Common shares of beneficial interest, $0.01 par value, 23,700,549 and
      23,669,960 shares issued and outstanding as of September 30, 1998
     and December 31, 1997, respectively ....................................            237                  237
  Additional paid-in capital ................................................        353,097              348,433
  Distributions in excess of accumulated earnings ...........................        (85,029)             (65,565)
                                                                                  ----------           ----------
                                                                                  $1,545,067           $1,164,229
                                                                                  ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                            GLIMCHER REALTY TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                    1998              1997
                                                                                    ----              ----
Revenues:
     Minimum rents .....................................................          $34,109           $26,813
     Percentage rents ..................................................              640               873
     Tenant recoveries .................................................            9,854             5,887
     Other .............................................................            1,899               828
                                                                                  -------           -------
       Total revenues ..................................................           46,502            34,401
                                                                                  -------           -------
Operating expenses:
     Real estate taxes .................................................            4,243             2,852
    Recoverable operating expenses .....................................            6,342             3,697
                                                                                  -------           -------
                                                                                   10,585             6,549
    Other operating expenses ...........................................              827               863
                                                                                  -------           -------
       Total operating expenses ........................................           11,412             7,412
                                                                                  -------           -------

Depreciation and amortization ..........................................            8,949             7,001
General and administrative .............................................            2,461             1,952
Interest income ........................................................              338               265
Interest expense .......................................................           12,872            11,229
Equity in income (loss) of unconsolidated entities .....................             (497)              124
Minority interest in operating partnership .............................              578               791
                                                                                  -------           -------
Income before extraordinary item .......................................           10,071             6,405
Extraordinary item:
    Extinguishment of debt-payment fees and write-off of deferred
     financing fees ....................................................              490
                                                                                  -------           -------
       Net income ......................................................            9,581             6,405
Preferred stock dividends ..............................................            4,982               728
                                                                                  -------           -------
       Net income available to common shareholders .....................          $ 4,599           $ 5,677
                                                                                  =======           =======

Earnings per share before extraordinary item (basic and diluted) .......          $  0.21           $  0.26
Extraordinary item .....................................................             0.02
                                                                                  -------           -------
Earnings per share (basic and diluted) .................................          $  0.19           $  0.26
                                                                                  =======           =======


Cash distributions declared per common share of beneficial interest.....          $0.4808           $0.4808
                                                                                  =======           =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               GLIMCHER REALTY TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                    (UNAUDITED)
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                       1998               1997
                                                                                       ----               ----
Revenues:
     Minimum rents ........................................................          $ 94,001           $ 80,539
     Percentage rents .....................................................             2,481              2,720
     Tenant recoveries ....................................................            24,656             17,575
     Other ................................................................             5,218              2,678
                                                                                     --------           --------
       Total revenues .....................................................           126,356            103,512
                                                                                     --------           --------
Operating expenses:
     Real estate taxes ....................................................            11,603              8,059
    Recoverable operating expenses ........................................            15,284             10,993
                                                                                     --------           --------
                                                                                       26,887             19,052
    Other operating expenses ..............................................             2,215              2,483
                                                                                     --------           --------
       Total operating expenses ...........................................            29,102             21,535
                                                                                     --------           --------

Depreciation and amortization .............................................            25,304             20,658
General and administrative ................................................             6,969              6,255
Gain on sales of property/outparcels ......................................                                  155
Interest income ...........................................................             1,572                507
Interest expense ..........................................................            33,069             31,850
Equity in income (loss) of unconsolidated entities ........................            (1,652)              (951)
Minority interest in operating partnership ................................             1,848              2,502
                                                                                     --------           --------
Income before extraordinary item ..........................................            29,984             20,423
Extraordinary item:
    Extinquishment of debt-prepayment fees and write-off of deferred
      financing fees ......................................................               490
                                                                                     --------           --------
       Net income .........................................................            29,494             20,423
Preferred stock dividends .................................................            14,784              2,169
                                                                                     --------           --------
       Net income available to common shareholders ........................          $ 14,710           $ 18,254
                                                                                     ========           ========

Earnings per share before extraordinary item (basic and diluted) ..........          $   0.64           $   0.83
Extraordinary item ........................................................              0.02
                                                                                     --------           --------
Earnings per share (basic and diluted) ....................................          $   0.62           $   0.83
                                                                                     ========           ========

Cash distributions declared per common share of beneficial interest........          $ 1.4424           $ 1.4424
                                                                                     ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                GLIMCHER REALTY TRUST

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                     (UNAUDITED)
                                               (DOLLARS IN THOUSANDS)
                                                                                          1998               1997
                                                                                          ----               ----
Cash flows from operating activities:
     Net income .............................................................          $  29,494           $ 20,423
         Adjustments to reconcile net income to net cash provided by operating activities:
              Extraordinary loss on long term debt extinguishment ...........                490
              Provision for doubtful accounts ...............................              1,177              1,865
              Depreciation and amortization .................................             25,304             20,658
              Gain on sales of properties/outparcels ........................                                  (155)
              Other non-cash expenses .......................................                537                582
              Equity in (income) loss of unconsolidated entities ............              1,653                951
              Minority interest in operating partnership ....................              1,848              2,502
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ...............................             (3,584)            (2,981)
              Deferred expenses, prepaid and other assets ...................             (2,376)               577
              Accounts payable and accrued expenses .........................              1,474             (3,501)
                                                                                       ---------           --------

     Net cash provided by operating activities ..............................             56,017             40,921
                                                                                       ---------           --------

Cash flows from investing activities:
         Proceeds from sales of properties ..................................                                   253
         Additions to investment in real estate .............................            (20,230)           (16,766)
         Acquisition of properties ..........................................           (296,393)
         Investment in unconsolidated entities ..............................            (67,191)           (29,780)
         Withdrawals from (payments to) cash in escrow ......................              1,892               (130)
         Additions to deferred expenses, prepaid and other assets ...........             (3,204)            (9,711)
                                                                                       ---------           --------

     Net cash used in investing activities ..................................           (385,126)           (56,134)
                                                                                       ---------           --------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ........................             87,400             48,600
         Proceeds from issuance of mortgage and notes payable ...............            356,467              4,559
         Principal payments on mortgage and notes payable ...................            (61,419)            (2,192)
         Proceeds from issuance of shares ...................................                454                395
         Cash distributions .................................................            (49,524)           (37,772)
                                                                                       ---------           --------

     Net cash provided by financing activities ..............................            333,378             13,590
                                                                                       ---------           --------

Net change in cash and cash equivalents .....................................              4,269             (1,623)

Cash and cash equivalents, at beginning of period ...........................              7,434              8,968
                                                                                       ---------           --------

Cash and cash equivalents, at end of period .................................          $  11,703           $  7,345
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust, (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.8% owned by GRT at September 30, 1998 and 90.1% at December 31, 1997), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1997.

         During the second quarter of 1998 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 98-9 relating to the recognition of contingent rental income in interim periods. Under EITF 98-9 the Company is required to recognize percentage rents in interim periods only after the contingent sales level is exceeded rather than estimating and accruing percentage rents as if earned ratably over the lease year. The Company has adopted EITF 98-9 on a prospective basis beginning second quarter 1998 and has not restated the first quarter of 1998 or the comparable interim periods of 1997. The adoption of EITF 98-9 reduced net income available to common shareholders by approximately $500,000 ($0.02 per share) for the three months and $1.1 million ($0.04 per share) for the nine months ended September 30, 1998. Comparative pro forma results if the standard had been adopted at the beginning of 1997 are as follows:

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30          SEPTEMBER 30
                                                                         ------------------    -----------------
         1998 Earnings per share (basic and diluted)...................        $0.19                 $0.62

         1997 Earnings per share.......................................        $0.26                 $0.83

         1997 Pro Forma Earnings per share if EITF 98-9 adopted
         at 1/1/97.....................................................        $0.25                 $0.79


Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $2,898 and $356 for real estate improvements as of September 30, 1998 and September 30, 1997, respectively.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 45.00% interest in Great Plains Metro Mall, LLC, a 33.33% interest in Johnson City Venture, LLC, a 40.00% interest in Dayton Mall Venture, LLC, a 40.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC and a 20.00% interest in Eastland Mall, LLC.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

         BALANCE SHEETS
                                                                       SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                       ------------------  -----------------
         Assets:
             Investment properties at cost, net ..................          $636,297            $357,416
             Other assets ........................................            34,747              20,452
                                                                            --------            --------
                                                                            $671,044            $377,868
                                                                            ========            ========
         Liabilities and Members' Equity:
             Mortgage notes payable ..............................          $376,372            $205,058
             Accounts payable and accrued expenses ...............            88,692              26,842
                                                                            --------            --------
                                                                             465,064             231,900

         Members' equity .........................................           205,980             145,968
                                                                            --------            --------
                                                                            $671,044            $377,868
                                                                            ========            ========

         Operating Partnership's share of:
             Members' equity .....................................          $140,255            $111,529
                                                                            ========            ========

         RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
             INVESTMENT IN UNCONSOLIDATED ENTITIES:
             Members' equity .....................................          $140,255            $111,529
             Advances and additional costs .......................            52,295               6,666
                                                                            --------            --------
             Investment in unconsolidated entities ...............          $192,550            $118,195
                                                                            ========            ========

         STATEMENTS OF OPERATIONS                                        FOR THE THREE        FOR THE NINE
                                                                          MONTHS ENDED        MONTHS ENDED
                                                                       SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                                                       ------------------  -----------------
         Total revenues ..........................................          $ 21,904            $ 60,422
         Operating expenses ......................................           (10,735)            (30,377)
                                                                            --------            --------
         Net operating income ....................................            11,169              30,045
         Depreciation and amortization ...........................            (3,879)            (10,639)

         Interest expense ........................................            (6,864)            (18,373)
                                                                            --------            --------
                Net income (loss) ................................          $    426            $  1,033
                                                                            ========            ========
         Operating Partnership's share of net income (loss).......          $   (497)           $ (1,652)
                                                                            ========            ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 CONSIST OF THE FOLLOWING:

                                            CARRYING AMOUNT OF                          PAYMENT  PAYMENT AT     MATURITY
             DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
---------------------------------------------------------------------------------------------------------------------------
                                              1998       1997         1998      1997
                                              ----       ----         ----      ----
Grand Central Limited Partnership......     $ 25,000   $ 25,000      6.935%    6.935%     (a)     $ 25,000     Oct. 1, 2000
Glimcher Holdings L.P. - Loan A........       40,000     40,000      6.995%    6.995%     (a)       40,000     Feb. 1, 1999
Glimcher Holdings L.P. - Loan B........       40,000     40,000      7.505%    7.505%     (a)       40,000     Feb. 1, 2003
Glimcher Centers L.P...................       76,000     76,000      7.625%    7.625%     (a)       76,000     Aug. 1, 2000
Morgantown Mall Associates L.P.........       58,350     50,200      6.890%    7.500%     (b)        (c)           (c)
University Mall Limited Partnership....       70,886     71,376      7.090%    7.090%     (b)        (d)           (d)
Northtown Mall, LLC....................       40,000                 6.912%               (a)       40,000    Aug. 30, 2001
Montgomery Mall Associates, LP.........       47,718                 6.740%               (b)        (e)           (e)
Weberstown Mall .......................       11,587                 8.800%               (b)                 Nov. 15, 2016
Glimcher Lloyd Venture, LLC............      130,000                  (f)                 (a)      130,000    Oct. 11, 2001
Glimcher Properties L.P. Mortgage
   Notes Payable:
Glimcher Properties L.P................       50,000     50,000      7.470%    7.470%     (a)       50,000    Oct. 26, 2002
Other Mortgage Notes...................      102,146    113,456       (g)       (g)       (b)       91,229         (h)
Bridge Facility........................       50,000                  (i)                 (a)       50,000    July 31, 1999
Construction Loans.....................       31,521     35,240       (j)       (j)       (a)                      (k)
                                            --------   --------
Total Mortgage Notes Payable...........     $773,208   $501,272
                                            ========   ========

(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d)  The loan matures in January 2028, with an optional prepayment date in 2013.
(e)  The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of Libor plus 125 basis points per annum (6.840% at September 30, 1998).
(g)  Interest rates ranging from 7.375% to 9.125% per annum.
(h)  Final maturity dates ranging from June 1999 to April 2016.
(i) Interest rate of Libor plus 160 basis points per annum (7.225% at September 30, 1998).
(j) Interest rates of 7.625% at September 30, 1998 and ranging from 7.688% to 8.000% per annum in 1997.
(k)  Final maturity dates ranging from October 1999 to November 1999.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         At September 30, 1998, the Company maintained a revolving line of credit (the "Credit Facility") of $190,000. Borrowings under the Credit Facility are secured by 11 properties and currently bear interest at a rate equal to LIBOR plus 160 basis points per annum (6.975% at September 30, 1998). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company. On April 29, 1998, the Company elected to extend the Credit Facility to July 31, 1999.

         The Company has other short term notes payable of $25,000, of which $10,000 has a maturity date of December 15, 1998, with an extension option to March 15, 1999 and $15,000 has a maturity date of February 1, 1999.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------------------
                                                          1998                          1997
                                                -------------------------    --------------------------
                                                                     PER                           PER
                                                INCOME     SHARES   SHARE    INCOME    SHARES     SHARE
                                                ------     ------   -----    ------    ------     -----
         BASIC EPS
         Income available to common
            stockholders....................    $4,599     23,699   $0.19    $5,677    21,908     $0.26

         EFFECT OF DILUTIVE SECURITIES
         Operating Partnership units........       578      2,978
         Options............................                   13                          83

         DILUTED EPS
         Income available plus assumed          ------     ------   -----    ------    ------     -----
            conversions.....................    $5,177     26,690   $0.19    $5,677    21,991     $0.26
                                                ======     ======   =====    ======    ======     =====

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------------------
                                                          1998                          1997
                                                -------------------------    --------------------------
                                                                     PER                           PER
                                                INCOME     SHARES   SHARE    INCOME    SHARES     SHARE
                                                ------     ------   -----    ------    ------     -----
         BASIC EPS
         Income available to common
            stockholders....................   $14,710     23,689   $0.62    $18,254    21,899    $0.83

         EFFECT OF DILUTIVE SECURITIES
         Operating Partnership units........     1,848      2,966
         Options............................                   56                           56

         DILUTED EPS
         Income available plus assumed         -------     ------   -----    -------    ------    -----
            conversions.....................   $16,558     26,711   $0.62    $18,254    21,955    $0.83
                                               =======     ======   =====    =======    ======    =====


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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1998:

         Balance, January 1, 1998.........................           $(65,565)
                                                                     --------

              Distributions declared, $1.4424 per share...            (34,174)
              Preferred stock dividends...................            (14,784)
              Net income..................................             29,494
                                                                     --------
         Balance, September 30, 1998......................           $(85,029)
                                                                     ========

7.       PROPERTY ACQUISITIONS

                                                                                             NET
                                                             AMOUNT                      LIABILITIES
   ACQUISITION                 PROPERTY NAME               ALLOCATED TO                    AND DEBT
      DATE                     AND LOCATION              ASSETS ACQUIRED      CASH         ASSUMED
----------------------------------------------------------------------------------------------------
June 1998             Northtown Mall-
                         Blaine, Minnesota.............     $ 55,131        $ 54,961       $   170
July 1998             Montgomery Mall-
                         Montgomery, Alabama...........       71,023          70,602           421
August 1998           Weberstown Mall-
                         Stockton, California..........       24,586                        24,586
September 1998        Lloyd Center Mall-
                         Portland, Oregon..............      173,192         170,830         2,362
                                                            --------        --------       -------
Total..................................................     $323,932        $296,393       $27,539
                                                            ========        ========       =======

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

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain statements which may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to consummate financing and venture arrangements, including the failure of Nomura Asset Capital Corporation ("Nomura") to purchase additional preferred shares or to provide permanent financing, particularly in light of certain adverse factors disclosed recently about Nomura's financial condition; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The Emerging Issues Task Force ("EITF") addressed the timing of income recognition for percentage rents by a lessor in EITF 98-9, Accounting for Contingent Rent in Interim Financial Periods. This issue provides that a lessor should defer recognition of contingent rental income in interim periods until specified targets that trigger the contingent rent are met. The EITF concluded that this issue may be applied on a prospective basis. The effect of this issue was the deferral of approximately $600,000 ($0.03 per diluted share) of percentage rents from the second quarter and approximately $500,000 ($0.02 per diluted share) of percentage rents from the third quarter until the fourth quarter of 1998. The Company elected not to restate the 1997 quarterly results or the first quarter of 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Total revenues increased 35.2%, or $12.1 million, for the three months ended September 30, 1998. Of the $12.1 million increase, $11.3 million was the result of increased revenues at the malls, $550,000 was the result of increased revenues at the community centers, $350,000 was the result of decreased revenues from dispositions and $600,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 27.2%, or $7.3 million, for the three months ended September 30, 1998.

                                                 INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------
                                                   COMMUNITY                 PERCENT
                                          MALLS     CENTERS       TOTAL       TOTAL
                                          -----     -------       -----       -----
         Same center..................    $0.5       $ 0.5        $ 1.0        3.7%
         Acquisitions/Developments....     6.6                      6.6       24.6
         Dispositions.................                (0.3)        (0.3)      (1.1)
                                          ----       -----        -----       ----
                                          $7.1       $ 0.2        $ 7.3       27.2%
                                          ====       =====        =====       ====

Percentage rents

         After reflecting the adoption of EITF 98-9 as described above, percentage rents decreased $230,000 for the three months ended September 30, 1998. Of this decrease, $40,000 was from the malls, $180,000 was from the community centers, and $10,000 was from dispositions. The overall decrease in the third quarter of 1998 was a result of the prospective adoption of a change in accounting for percentage rents as required by EITF 98-9, without a restatement of the prior year amounts.

Tenant recoveries

         Tenant recoveries reflect a net increase of 67.4% or $4.0 million for the three months ended September 30, 1998.

                                                 INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------
                                                   COMMUNITY                 PERCENT
                                          MALLS     CENTERS       TOTAL       TOTAL
                                          -----     -------       -----       -----
         Same center..................    $0.4       $ 0.2        $ 0.6       10.1%
         Acquisitions/Developments....     3.5                      3.5       59.0
         Dispositions.................                (0.1)        (0.1)      (1.7)
                                          ----       -----        -----       ----
                                          $3.9       $ 0.1        $ 4.0       67.4%
                                          ====       =====        =====       ====

Other revenues

         The $1.1 million increase in other revenues is primarily the result of increases in management fee revenues of $570,000 and an increase of $430,000 in temporary tenant income at the malls.

OPERATING EXPENSES

         Total operating expenses increased 54.0%, or $4.0 million, for the three months ended September 30, 1998. Recoverable operating expenses increased $4.0 million, the provision for credit losses decreased $200,000 and other operating expenses increased $160,000.

Recoverable expenses

         Recoverable operating expenses increased 61.6% or $4.0 million for the three months ended September 30, 1998.

                                                 INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------
                                                   COMMUNITY                 PERCENT
                                          MALLS     CENTERS       TOTAL       TOTAL
                                          -----     -------       -----       -----
         Same center..................    $0.4       $ 0.2        $ 0.6        9.2%
         Acquisitions/Developments....     3.5                      3.5       53.9
         Dispositions.................                (0.1)        (0.1)      (1.5)
                                          ----       -----        -----       ----
                                          $3.9       $ 0.1        $ 4.0       61.6%
                                          ====       =====        =====       ====


Provision for credit losses

         The provision for credit losses was approximately $420,000 and represented 1.0% of tenant revenues for the three months ended September 30, 1998, compared to 1.8% of tenant revenues for the three months ended September 30, 1997.

Depreciation and amortization

         The $1.9 million increase in depreciation and amortization consists primarily of an increase of $1.5 million from mall acquisitions, an increase of $430,000 in the core portfolio properties, offset with a decrease of $60,000 from dispositions.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.5 million and represented 5.3% of total revenues for the three months ended September 30, 1998, compared to $2.0 million and 5.7% of total revenues for the corresponding period in 1997. The increase is primarily due to an increase in corporate associates in 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 14.6%, or $1.6 million, for the three months ended September 30, 1998. The summary below identifies the increase by its various components (dollars in thousands).

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------
                                                       1998                1997             INC. (DEC.)
                                                       ----                ----             -----------
         Average loan balance ...............        $815,191            $614,580            $200,611
         Average rate .......................            7.53%               7.65%              (0.12)%

         Total interest .....................        $ 15,346            $ 11,754            $  3,592
         Less:  Capitalized interest ........          (1,651)               (484)             (1,167)
         Add:  Amortization of rate buydown..             129                 194                 (65)
         Other ..............................            (952)               (235)               (717)
                                                     --------            --------            --------
         Interest expense ...................        $ 12,872            $ 11,229            $  1,643
                                                     ========            ========            ========


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

         Total revenues increased 22.1%, or $22.8 million, for the nine months ended September 30, 1998. Of the $22.8 million increase, $21.5 million was the result of increased revenues at the malls, $950,000 was the result of increased revenues at the community centers, $1.2 million was the result of decreased revenues from dispositions and $1.5 million was related to other revenue increases.

Minimum rents

         Minimum rents increased 16.7%, or $13.5 million, for the nine months ended September 30, 1998.

                                                 INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------
                                                   COMMUNITY                 PERCENT
                                          MALLS     CENTERS       TOTAL       TOTAL
                                          -----     -------       -----       -----
         Same center..................    $ 1.0       $ 0.1        $ 1.1        1.4%
         Acquisitions/Developments....     12.4         0.9         13.3       16.4
         Dispositions.................                 (0.9)        (0.9)      (1.1)
                                          -----       -----        -----       ----
                                          $13.4       $ 0.1        $13.5       16.7%
                                          =====       =====        =====       ====

Percentage rents

         After reflecting the adoption of EITF 98-9 as described above, percentage rents decreased $240,000 for the nine months ended September 30, 1998. An increase of $290,000 at the malls was offset by a $380,000 decrease at the community centers and a $150,000 decrease from dispositions. The overall decrease was a result of the adoption of a change in accounting for percentage rents as required by EITF 98-9, without a restatement of the prior year amounts.

Tenant recoveries

         Tenant recoveries reflect a net increase of 40.3% or $7.1 million for the nine months ended September 30, 1998.

                                             INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------
                                                 COMMUNITY              PERCENT
                                         MALLS    CENTERS     TOTAL      TOTAL
                                         -----   ---------    -----     -------
         Same center..................   $0.9      $(0.2)     $ 0.7       4.0%
         Acquisitions/Developments....    6.1        0.5        6.6      37.4
         Dispositions.................              (0.2)      (0.2)     (1.1)
                                         ----      -----      -----      ----
                                         $7.0      $ 0.1      $ 7.1      40.3%
                                         ====      =====      =====      ====


Other revenues

         The $2.5 million increase in other revenues is primarily the result of increases in management fee revenues of $1.6 million, and an increase of $870,000 in temporary tenant income at the malls.

OPERATING EXPENSES

         Total operating expenses increased 35.1%, or $7.6 million, for the nine months ended September 30, 1998. Recoverable operating expenses increased $7.8 million, the provision for credit losses decreased $690,000 and other operating expenses increased $420,000.

Recoverable expenses

         Recoverable expenses increased 41.1% or $7.8 million for the nine months ended September 30, 1998.

                                             INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------
                                                 COMMUNITY              PERCENT
                                         MALLS    CENTERS     TOTAL      TOTAL
                                         -----   ---------    -----     -------
         Same center..................   $1.0      $ 0.3      $ 1.3       6.9%
         Acquisitions/Developments....    6.2        0.5        6.7      35.3
         Dispositions.................              (0.2)      (0.2)     (1.1)
                                         ----      -----      -----      ----
                                         $7.2      $ 0.6      $ 7.8      41.1%
                                         ====      =====      =====      ====


Provision for credit losses

         The provision for credit losses was approximately $1.2 million and represented 1.0% of tenant revenues for the nine months ended September 30, 1998, compared to 1.8% of tenant revenues for the nine months ended September 30, 1997.

Depreciation and amortization

         The $4.6 million increase in depreciation and amortization consists primarily of an increase of $3.2 million from mall acquisitions, $300,000 from the opening of two new community centers, an increase of $920,000 in the core portfolio properties, offset with a decrease of $190,000 from dispositions.

 GENERAL AND ADMINISTRATIVE

         General and administrative expense was $7.0 million and represented 5.5% of total revenues for the nine months ended September 30, 1998, compared to $6.3 million and 6.0% of total revenues for the corresponding period in 1997. The increase is primarily due to an increase in corporate associates in 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 3.8% or $1.2 million, for the nine months ended September 30, 1998. The summary below identifies the increase by its various components (dollars in thousands).

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------------------------
                                                              1998                1997             INC. (DEC.)
                                                            --------            --------           -----------
         Average loan balance ....................          $707,680            $595,461            $112,219
         Average rate ............................              7.52%               7.65%              (0.13)%

         Total interest ..........................          $ 39,913            $ 34,165            $  5,748
         Less:  Capitalized interest .............            (4,916)             (2,564)             (2,352)
         Add:  Amortization of rate buydown.......               517                 582                 (65)
         Other ...................................            (2,445)                333              (2,112)
                                                            --------            --------            --------
         Interest expense ........................          $ 33,069            $ 31,850            $  1,219
                                                            ========            ========            ========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to secure other projects in these areas. Certain development projects relate to the commitment between the Company and Nomura, pursuant to which Nomura has agreed, subject to satisfaction of certain conditions, to provide equity to the Company and permanent debt financing for certain of the Company's developments.

         On April 29, 1998, the Company elected to extend its credit facility to July 31, 1999. In June 1998, the Company, in connection with the Northtown Mall acquisition, secured a $40.0 million mortgage note payable which matures on August 30, 2001 and bears interest at Libor plus 125 points. In August 1998, the Company entered into a SWAP agreement which fixed the Libor rate at 5.662% per annum. In July 1998, the Company, in connection with the Montgomery Mall acquisition, secured a $47.8 million mortgage note payable which matures in August 2028 and bears interest at 6.740% per annum. In August 1998, the Company, in connection with the Weberstown Mall acquisition, assumed the existing mortgage of $11.6 million which matures in November 2016 and bears interest at 8.800% per annum. Also in August 1998, the Company refinanced its existing $50.2 million mortgage note payable on Morgantown Mall, with a new $58.4 million mortgage note payable which matures in September 2028 and bears interest at 6.890% per annum. In September 1998, the Company, in connection with the Lloyd Center Mall acquisition, secured a $130.0 million mortgage note payable which matures on October 2001 and bears interest at Libor plus 125 basis points. The Company entered into an interest rate protection agreement for this loan which capped Libor at 7.750% per annum. Additionally, the Company entered into two short term note payable agreements of $25.0 million, of which $10.0 million has a maturity date of December 15, 1998, with an extension option to March 15, 1999 and $15.0 million has a maturity date of February, 1999.

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

         At September 30, 1998, the Company's debt to total market capitalization was 59.1%, which is consistent with the current policy of the Company to maintain this ratio between 40.0% and 60.0%.

         Net cash provided by operating activities for the nine months ended September 30, 1998, was $56.0 million versus $40.9 million for the corresponding period of 1997. Net income adjusted for non-cash items accounted for a $13.7 million increase, while changes in operating assets and liabilities accounted for a $1.4 million increase.

         Net cash used in investing activities for the nine months ended September 30, 1998, was $385.1 million, and reflects additional direct investments in real estate assets, including the acquisition of Northtown Mall for approximately $54.0 million, Montgomery Mall for $70.0 million and Lloyd Center Mall for $168.0 million and additional indirect investments in real estate through investments in unconsolidated entities of $67.2 million.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $333.4 million. Cash was provided by additional borrowings under the credit facility of $87.4 million and issuance of mortgage and notes payable of $356.5 million. Cash was used to fund distributions of $49.5 million and principal payments on mortgage and notes payable of $61.4 million.

ACQUISITION, RENOVATION, EXPANSION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its acquisition, renovation, expansion and development activities. Its business strategy is to grow the Company's assets and cash flow available to provide for dividend requirements.

Acquisitions
------------

         The Company continues to pursue strategic acquisitions which will complement and enhance its existing portfolio. On January 15, 1998, the Company, in a joint venture with Nomura completed a transaction for the recapitalization of the ownership of the SuperMall of the Great Northwest in Seattle, Washington, for $103.0 million. The SuperMall of the Great Northwest consists of approximately 933,000 square feet of gross leasable area ("GLA") including eight anchors. The Company has a 34.85% ownership interest in this property.

         On March 31, 1998, the Company purchased an interest in a joint venture which owned Almeda Mall and Northwest Mall, both in Houston, Texas. The two malls were previously purchased by Nomura for $39.0 million. Almeda Mall consists of approximately 792,000 square feet of GLA including four anchors and Northwest Mall consists of approximately 798,000 square feet of GLA including four anchors. The Company managed these malls since November 1, 1997. The Company has a 20.0% ownership interest in the entity that owns these properties.

         On June 1, 1998, the Company completed the acquisition of Northtown Mall in Blaine, Minnesota, for a purchase price of approximately $54.0 million. Northtown Mall consists of approximately 825,000 square feet of GLA and includes anchors Kohl's, Mervyn's California and Montgomery Ward.

         On July 16, 1998, the Company completed the acquisition of Montgomery Mall in Montgomery, Alabama, for a purchase price of approximately $70.0 million. Montgomery Mall consists of approximately 730,000 square feet of GLA and includes anchors Gayfers, JC Penney and Parisian.

         On August 1, 1998, the Company completed the acquisition of Weberstown Mall in Stockton, California, for a purchase price of approximately $23.0 million. Weberstown Mall has approximately 827,000 square feet of GLA and includes anchors Dillard's, JC Penney and Sears.

         On August 20, 1998, the Company, in a joint venture with Nomura completed the acquisition of Eastland Mall in Charlotte, North Carolina, for a purchase price of $54.0 million. Eastland Mall consists of approximately 1.0 million square feet of GLA and includes anchors JC Penney, Sears, Dillard's and Belk.

         On September 15, 1998, the Company completed the acquisition of Lloyd Center Mall in Portland, Oregon, for a purchase price of approximately $168.0 million. Lloyd Center Mall consists of approximately 1.5 million square feet of GLA and includes anchors Nordstrom and Meier & Frank.

Renovations and Expansions
--------------------------

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the properties.

Grand Central Mall

         The expansion and renovation of this mall located in Parkersburg, West Virginia, continues and will increase its GLA to approximately 900,000 square feet upon its completion. The initial phase which was completed in 1996 added a food court and relocated and enlarged the cinema. An approximately 23,500 square foot OfficeMax opened in January 1998 and a new 83,600 square foot Proffitt's opened in March 1998. Early in 1999 County Market is expected to relocate to a new 58,000 square foot outparcel building which is currently under construction.

Georgesville Square

         A new 63,000 square-foot 16-screen cinema opened in May 1998. The budgeted construction costs for the cinema totaled approximately $6.2 million, of which $5.6 million has been spent to date.

River Valley Mall

         In March 1998, the Company announced plans for an expansion at this mall with the addition of an approximately 23,500 square foot OfficeMax on one of the mall's outparcels which opened in August 1998.

Indian Mound Mall

         The Company is in the process of expanding the existing Elder-Beerman store at this mall by approximately 21,000 square feet of GLA. Upon completion in the fourth quarter of 1998, the mall's GLA will increase to approximately 563,000 square feet.

Developments
------------

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

The Mall at Polaris

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet in northern Columbus, Ohio. The Mall at Polaris is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and 4 restaurants. The mall, which will be located across the street from Polaris Towne Center, is projected to open in 2001.

Carson

         The Company has a contingent contract to acquire the land for a value oriented super-regional mall located in Carson, California.

Bolingbrook

         In October 1998, the Company announced plans for the development of a
1.0 million square foot super regional mall in the Chicago suburb of Bolingbrook, Illinois. The Company has obtained an option to acquire a 203 acre parcel as the site of this project which could open in 2001.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended September 30, 1998, and 1997, represent 18.8 million square feet of GLA, or 86.5% of the 1998/1997 "same store" population.

                                                  MALLS                 COMMUNITY CENTERS
                                         -----------------------     -----------------------
       PROPERTY TYPE                     SALES PSF    % INCREASE     SALES PSF     %INCREASE
       -------------                     ---------    ----------     ---------     ---------
       Anchors .................          $164.21         2.1%        $240.64         2.7%
       Stores...................          $261.60         4.5%        $177.86         4.1%
       Total ...................          $209.61         3.4%        $232.71         2.8%

         Portfolio occupancy statistics by property type are summarized below:

                                                                     OCCUPANCY (1) (2)
                                                  -------------------------------------------------------
                                                  9/30/98     6/30/98    3/31/98     12/31/97     9/30/97
                                                  -------     -------    -------     --------     -------
     Mall Anchors ........................         96.5%       97.7%       99.1%       99.5%       99.4%
     Mall Stores .........................         82.5%       79.2%       83.1%       82.6%       79.4%
     Mall Stores Comparable 12 Months.....         82.3%       80.8%       80.0%       81.6%       79.4%
     Total Mall Portfolio ................         91.3%       91.0%       92.6%       93.3%       91.7%

     Community Center Anchors ............         97.9%       97.9%       98.2%       97.3%       97.6%
     Community Center Stores .............         88.1%       87.6%       86.0%       85.9%       83.8%
     Total Community Centers .............         95.6%       95.5%       95.5%       94.7%       94.4%
     Single Tenant Retail Properties .....         92.2%       92.2%      100.0%       92.2%       92.2%
     Total Community Center Portfolio ....         95.3%       95.2%       96.0%       94.4%       94.2%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and nine months ended September 30, 1998 and 1997 (in thousands):

                                                                     THREE MONTHS                  NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                 --------------------          --------------------
                                                                   1998         1997             1998        1997
                                                                 -------      -------          -------     -------
Net income available to common shareholders ...........          $ 4,599      $ 5,677          $14,710     $18,254
Add back (less):
     Real estate depreciation and amortization ........            8,116        6,298           22,894      18,780
     GRT share of joint venture depreciation
        and amortization ..............................            2,219          967            6,307       1,209
         Gain on sale of property .....................                                                       (155)
     Extraordinary item ...............................              490                           490
     Minority interest in operating partnership--------              578          791            1,848       2,502
                                                                 -------      -------          -------     -------
Funds from operations .................................          $16,002      $13,733          $46,249     $40,590
                                                                 =======      =======          =======     =======


ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company plans to adopt SFAS No. 131 in its 1998 annual report on Form 10-K.

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

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION

             Shareholder Proposals
             ---------------------

             Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after February 12, 1999.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits - None

               (b)  Reports on Form 8-K

              During its fiscal quarter ended September 30, 1998, the Company filed the following Reports on Form 8-K:

              o Form 8-K dated September 29, 1998, filed September 29, 1998, reporting information under Item 2 and Item 7 in connection with the acquisition of Lloyd Center Mall and containing the (i) statement of revenues and certain expenses for the year ended December 31, 1997 (audited) and the six months ended June 30, 1998 (unaudited) for Lloyd Center Mall, and (ii) unaudited pro forma consolidated balance sheet as of June 30, 1998 and unaudited pro forma consolidated balance sheet as of June 30, 1998 and unaudited pro forma consolidated statements of operations for the six months ended June 30, 1998 and for the year ended December 31, 1997 for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GLIMCHER REALTY TRUST


November 12, 1998          /s/ Herbert Glimcher
-----------------          -----------------------------------------------------
(Date)                     Herbert Glimcher, Chairman of the Board, President
                           Chief Executive Officer (Principle Executive Officer)
                             and Trustee


November 12, 1998          /s/ William G. Cornely
-----------------          -----------------------------------------------------
(Date)                     William G. Cornely, Senior Executive Vice President
                           Chief Operating Officer & Chief Financial Officer