Form 10-K
period 1998-12-31
GLIMCHER REALTY TRUST
filed 1999-03-30
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (614) 621-9000
           Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                                      Name of Each Exchange on which Registered
 -------------------                                      -----------------------------------------
 COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE        NEW YORK STOCK EXCHANGE
$0.01 PER SHARE 9 1/4% SERIES B CUMULATIVE REDEEMABLE   NEW YORK STOCK EXCHANGE
      PREFERRED SHARES OF BENEFICIAL INTEREST,
            PAR VALUE $0.01 PER SHARE

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

As of March 10, 1999, there were 23,720,755 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $351,168,105 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III.


                                 1 of 74 pages

                               TABLE OF CONTENTS

                                                                                                           FORM
                                                                                                           10-K
                                                                                                          REPORT
                                                                                                           PAGE
                                                                                                           ----
ITEM NO.
--------
                                                         PART I
1.       Business....................................................................................        3
2.       Properties..................................................................................       10
3.       Legal Proceedings...........................................................................       22
4.       Submission of Matters to a Vote of Security Holders.........................................       22

                                                         PART II
5.       Market for the Registrant's Common Equity and Related Shareholder Matters...................       23
6.       Selected Financial Data.....................................................................       24
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......        25
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................       35
8.       Financial Statements and Supplementary Data.................................................       36
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       36

                                                         PART III
10.      Directors and Executive Officers of the Registrant..........................................       36
11.      Executive Compensation......................................................................       36
12.      Security Ownership of Certain Beneficial Owners and Management..............................       36
13.      Certain Relationships and Related Transactions..............................................       36

                                                         PART IV
14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................       37

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

ITEM 1.  BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls (including, most recently, value-oriented super-regional malls) (the "Mall Properties") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Mall Properties and Community Centers are each individually referred to herein as a "Property" and the Mall Properties and Community Centers in which GRT holds an ownership position are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 15,825,000 of its common shares of beneficial interest (the "Shares"). On February 3, 1994, GRT sold an additional 2,373,750 Shares as a result of the underwriters exercising the over-allotment option granted to them in connection with the IPO. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, and to repay mortgage indebtedness with respect to one of the Properties acquired in connection with the IPO (the "IPO Properties). The Operating Partnership and/or its subsidiaries applied the portion of the net proceeds received by it from GRT towards (i) the acquisition of 46 Properties (the "Acquisition Properties"), (ii) the repayment of certain mortgage indebtedness and prepayment penalties on 29 Properties (the "Glimcher Properties") contributed to the Operating Partnership and its affiliates by entities affiliated with Herbert Glimcher and David J. Glimcher or the beneficial owners of such entities (collectively, the "Glimcher Entities"),
(iii) the payment to persons unaffiliated with TGC of the purchase price for minority interests in certain of the Glimcher Properties, (iv) the payment of other costs and expenses associated with the IPO transactions, and (v) for working capital and other general business purposes. The net proceeds from the exercise of the over-allotment option were used entirely to reduce the then outstanding balance of GRT's credit facility.

         On June 27, 1995 and October 6, 1997, GRT completed public offerings for an additional 3,500,000 and 1,750,000 Shares, respectively, (the "Additional Offerings"). The net proceeds from the Additional Offerings were used by GRT to acquire additional units of limited partnership in the Operating Partnership. The Operating Partnership then used the proceeds obtained in exchange for the GRT units to reduce variable rate indebtedness. On November 17, 1997, GRT completed a public offering of 4,800,000 shares of 9 1/4% Series B cumulative redeemable preferred shares of beneficial interest (the "Series B Preferred Shares"), par value $0.01 per share, with each share having a liquidation preference of $25.00. On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. The net proceeds were contributed to the Operating Partnership and were used to (i) repay the balance of a $34.4 million bridge loan facility and (ii) to repay a portion of the outstanding borrowings on GRT's credit facility.

         On November 27, 1996, the Company issued 34,000 shares of its 40,000 authorized Series A convertible preferred shares. The Series A preferred shares were offered and sold in a private placement to an affiliate of Nomura Asset Capital Corporation ("Nomura"), for an aggregate cash consideration of $34.0 million and may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. On November 7, 1997, the Series A preferred shares were exchanged for Series A-1 preferred shares (the "Series A-1 Preferred Shares") having substantially the same terms. Beginning in November 2001, the Series A-1 Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%.

         On December 5, 1997, the Company issued 56,000 shares of its Series C convertible preferred shares (the "Series C Preferred Shares"). The Series C Preferred Shares were offered and sold in a private placement to an affiliate of Nomura for an aggregate cash consideration of $56.0 million and may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. On June 4, 1998, the Series C Preferred Shares were exchanged for Series D preferred shares (the "Series D Preferred Shares") having substantially the same terms. Beginning in December 2002, the Series D Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%.

         The sale of the Series A-1 and Series D Preferred Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of the fact that the Series A-1 and Series D Preferred Shares were sold to Nomura affiliates for their account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the Series A-1 and Series D Preferred Shares, thus qualifying the sale as a transaction by an issuer not involving any public offering in accordance with Section 4(2) of the Securities Act. In addition the Nomura affiliates are "accredited investors" as defined in Rule 501 (a) under the Securities Act.

        The Operating Partnership is a 99.0% limited partner of six Delaware limited partnerships, Glimcher Holdings Limited Partnership ("Holdings"), Glimcher Centers Limited Partnership ("Centers"), Grand Central Limited Partnership ("GCLP"), Glimcher York Associates Limited Partnership ("York"), Glimcher University Mall Limited Partnership ("University"), Montgomery Mall Associates Limited Partnership ("Montgomery"), one Ohio limited partnership, Morgantown Mall Associates Limited Partnership ("Morgantown") and three Delaware limited liability companies, Glimcher Northtown Venture, LLC ("Northtown"), Weberstown Mall, LLC ("Weberstown") and Glimcher Lloyd Venture, LLC ("Lloyd"). The general partner in each entity is either (i) GPC, (ii) wholly-owned by GPC, or (iii) wholly-owned by GRT. The Operating Partnership is (i) an 81.8% member of a Colorado limited liability company, Olathe Mall LLC ("Olathe") which is a 55.0% member in Great Plains Metro Mall LLC, a Delaware limited liability company ("Great Plains"), (ii) a 32.3% member of a Delaware limited liability company, Johnson City Venture, LLC, whose managing member, Glimcher Johnson City, Inc., a Delaware corporation, is a 1.0% member (collectively ,"Johnson City"); (iii) a 39.0% member of a Delaware limited liability company, Dayton Mall Venture, LLC, whose managing member, Glimcher Dayton Mall, Inc., is a 1.0% member (collectively, "Dayton"); (iv) a 39.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively, "Colonial"), with an option to acquire the remaining 11.0% interest in the entity which owns the Colonial Park Mall; (v) a 50.0% member of a Delaware limited liability company, Glimcher New Jersey Metro Mall, LLC ("NJM"), which is a 60.0% member in Elizabeth Metro Mall, LLC, a Delaware limited liability company; (vi) a 33.85% member of Glimcher SuperMall Venture LLC, ("SuperMall"), a Delaware limited liability company, whose managing member, Glimcher Auburn Inc., a Delaware corporation, is a 1.0% member, (vii) a 20.0% interest in San Mall, LLC, a Delaware limited liability company, which is a 99.5% member of San Mall Limited Partnership, a Delaware limited partnership, whose managing member, San Mall Corporation, a Delaware corporation, is a 0.5% member, (viii) a 50.0% interest in Polaris Center, LLC, a Delaware limited liability company, (ix) a 20.0% interest in Eastland Mall, LLC, a Delaware limited liability company, which is a 99.5% member of Eastland Mall Limited Partnership, a Delaware limited partnership, whose managing member, Eastland Retail Corporation, a Delaware Corporation, is a 0.5% member and (x) a common shareholder of Glimcher Development Corporation ("GDC"), a Delaware corporation, with 95.0% economic interest and no voting interest. GDC was incorporated on October 16, 1996; the construction, development, leasing and legal departments of GRT were transferred to GDC on November 1, 1996, and provide their services for a fee to ventures in which GRT has an ownership interest, as well as to third parties. The operation of GDC allows the Company to earn non-qualified revenues without jeopardizing its REIT status. The Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company."

         The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, through GDC, or, where appropriate, through outside professionals.

(b) Acquisitions, Expansions, Renovations and Developments During the 1998 Fiscal Year

ACQUISITIONS

         The Company's objective is to acquire retail properties which appeal to a wide range of national and regional tenants. The Company focuses primarily on properties which individually or in combination with other Properties owned by the Company, are capable of becoming a dominant retail property in their respective trade areas. Additionally, the Company seeks accretive acquisitions which can achieve increases in cash flow as a result of the Company's management and leasing expertise. Consistent with this strategy, during 1998 the Company acquired interests in joint ventures which purchased four Mall Properties totaling approximately 3.5 million square feet of gross leasable area ("GLA") for a total purchase price of approximately $196.0 million and acquired four Mall Properties totaling approximately 3.9 million square feet of GLA in which it invested approximately $315.0 million.

          On January 15, 1998, the Company, in a joint venture with Nomura completed a transaction for the recapitalization of the ownership of the SuperMall of the Great Northwest in Seattle, Washington, for $103.0 million. The SuperMall of the Great Northwest consists of approximately 933,000 square feet of GLA including nine anchors. The Company has a 34.85% ownership interest in this Property.

         On March 31, 1998, the Company purchased an interest in a joint venture which owned Almeda Mall and Northwest Mall, both in Houston, Texas. The two Properties were previously purchased by Nomura for $39.0 million. Almeda Mall consists of approximately 792,000 square feet of GLA including five anchors and Northwest Mall consists of approximately 799,000 square feet of GLA including four anchors. The Company had managed these Properties since November 1, 1997. The Company has a 20.0% ownership interest in the entity that owns these Properties.

         On June 1, 1998, the Company completed the acquisition of Northtown Mall in Blaine, Minnesota, for a purchase price of approximately $54.0 million. Northtown Mall consists of approximately 825,000 square feet of GLA and includes anchors Best Buy, HomePlace, Kohl's, Mervyn's California and Montgomery Ward.

         On July 16, 1998, the Company completed the acquisition of Montgomery Mall in Montgomery, Alabama, for a purchase price of approximately $70.0 million. Montgomery Mall consists of approximately 728,000 square feet of GLA and includes anchors Dillard's, JCPenney and Parisian.

         On August 1, 1998, the Company completed the acquisition of Weberstown Mall in Stockton, California, for a purchase price of approximately $23.0 million. Weberstown Mall has approximately 839,000 square feet of GLA and includes anchors Barnes & Noble, Dillard's, JCPenney and Sears.

         On August 20, 1998, the Company, in a joint venture with Nomura completed the acquisition of Eastland Mall in Charlotte, North Carolina, for a purchase price of $54.0 million. The Company has a 20.0% ownership interest in the entity that owns this Property. Eastland Mall consists of approximately 1.1 million square feet of GLA and includes anchors Belk, Dillard's, Ice Chalet, JCPenney and Sears.

         On September 15, 1998, the Company completed the acquisition of Lloyd Center in Portland, Oregon, for a purchase price of approximately $168.0 million. Lloyd Center consists of approximately 1.5 million square feet of GLA and includes anchors Ice Chalet, Lloyd Mall Cinemas, Marshalls, Meier & Frank, Nordstrom and Toys "R" Us.

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

         In 1996, the Company began expanding and renovating the Grand Central Mall in Parkersburg, West Virginia. The renovation focused on enhancing the entertainment component of the Mall Property, adding a food court and expanding the existing cinema into an approximately 37,000 square-foot 12-screen complex. The Company has made additional revenue enhancing expansions of this Mall Property, including an approximately 83,000 square-foot Proffitt's which opened in March 1998 and a County Market store, currently under construction. County Market will be relocating to the new 58,000 square-foot outparcel building in March 1999 and the Company expects to retenant the existing 38,500 square-foot building during 1999.

         In 1997, the Company expanded the Indian Mound Mall, located in Newark/Heath, Ohio, by approximately 122,000 square feet of GLA, which increased its total GLA to approximately 543,000 square feet. The Company believes that this expansion has enabled this Mall Property to continue to dominate its market. The expansion is consistent with the Company's focus of combining strong anchor tenants with an expanded entertainment component to provide a compelling destination focus for shoppers. An approximately 93,000 square- foot Sears store opened in September 1997, and the expansion of the current cinema from approximately 18,000 square feet to approximately 42,000 square feet, as well as the addition of approximately 5,000 square feet of mall shops, was completed during the fourth quarter of 1997. The existing Elder-Beerman store is being expanded by approximately 21,000 square feet of GLA and is set to open early in 1999. Upon completion of the Elder-Beerman store, the Property's GLA will increase to approximately 564,000 square feet.

         In 1998, the Company expanded Georgesville Square, in Columbus, Ohio, by adding a 63,000 square-foot 16-screen cinema. Additionally, the Company expanded River Valley Mall, in Lancaster, Ohio, by adding a 23,500 square-foot OfficeMax on one of the Property's outparcels, which opened in August 1998. Finally, the Company announced an expansion at The Mall of Fairfield Commons, with the addition of an approximately 89,000 square-foot Regal Cinemas on one of the Property's outparcels, which is under construction and expected to open in the second quarter of 1999.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, predevelopment leasing, construction financing and construction management.

         The Company has begun developing value-oriented super-regional malls while continuing to acquire and develop traditional regional mall and community shopping center properties. These value-oriented super-regional malls transcend the typical design and format of the value-oriented mall by combining the amenities and comforts of a contemporary regional mall with significant entertainment facilities and diversified tenants.

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, is currently developing a 1.3 million square-foot value-oriented fashion and entertainment megamall, located in Elizabeth, New Jersey ("Jersey Gardens"). Construction of the Mall Property and related infrastructure is underway, and completion is projected for October of 1999.

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center in northern Columbus, Ohio ("Polaris Towne Center"). Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. Kroger opened in December 1998 with approximately 64,000 square feet of GLA. The remainder of the shops are set to open through the fall of 1999.

         In March 1998, the Company announced plans for the development of an approximately 1.5 million square-foot new super-regional Mall Property in northern Columbus, Ohio ("Polaris Fashion Place"). Polaris Fashion Place is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and 4 restaurants, which will be located across the street from Polaris Towne Center and is projected to open in 2001.

         In October 1998, the Company announced plans for the development of a
1.0 million square-foot super-regional Mall Property in the Chicago suburb of Bolingbrook, Illinois. The Company has obtained an option to acquire a 203 acre parcel as the site of this project which could open in 2001.

          The Company has a contingent contract to acquire the land for a value-oriented super-regional mall located in Carson, California.

(c)      Narrative Description of Business

         GENERAL The Company concentrates its business on two broad types of retail properties, Mall Properties and Community Centers. At December 31, 1998, the Properties consisted of 21 Mall Properties containing an aggregate of 16.9 million square feet of GLA (7.0 million square feet of GLA is owned in joint ventures) and 104 Community Centers (including 17 single tenant retail properties) containing an aggregate of 13.4 million square feet of GLA (64,000 square feet of GLA is owned in a joint venture).

         As of December 31, 1998, the occupancy rate for all of the Properties was 93.8%, of which 89.3%, 4.5% and 6.2% was leased to national retailers, regional retailers and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 1998, the Properties had average annualized minimum rents of $8.23 per square-foot of GLA. Approximately 83.3%, 5.8% and 10.9% of the annualized minimum rents of the Properties as of December 31, 1998, was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart, Kmart and The Limited, Inc. and its consolidated entities, represented approximately 6.0%, 4.7% and 4.6%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 1998; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties for such period.

         MALL PROPERTIES The Mall Properties provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Mall Properties is anchored by two to five department stores including Bon-Ton, Boscov's, Dillard's, Elder-Beerman, JCPenney, Kohl's, Lazarus, Nordstrom, Meier & Frank Co., Parisian, Proffitt's and Sears. Mall stores, most of which are national retailers, include Footlocker, Hallmark, Lerner New York, Limited Express, Radio Shack, The Disney Store, The Gap, The Limited, Warner Brothers and Waldenbooks. To provide a complete shopping, dining and entertainment experience, the Mall Properties generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, multiple screen movie theaters and other entertainment activities. The largest of the Mall Properties has 1.5 million square feet of GLA and approximately 250 stores and the smallest has 225,000 square feet of GLA and approximately 40 stores. The Mall Properties also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 1998, the Mall Properties accounted for 55.8% of the total GLA, 65.1% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 91.8%.

         COMMUNITY CENTERS The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart, Lowe's, Target and Wal-Mart and supermarkets such as Big Bear, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Toys "R" Us and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, and Wendy's located along the perimeter of the parking areas.

         As of December 31, 1998, the Community Centers accounted for 44.2% of the total GLA, 34.9% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 96.3%.

         GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per share growth in funds from operations ("FFO") is the critical factor in enhancing shareholder value. The Company's primary business objective is to achieve growth in FFO by developing and acquiring retail properties, by improving the operating performance and value of its existing portfolio through selective expansion and renovation of its Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

         Key elements of the Company's growth strategies and operating policies are to: (i) increase Property values by aggressively marketing available GLA and renewing existing leases; (ii) negotiate and sign leases which provide for regular or periodic fixed contractual increases to minimum rents; (iii) capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space; (iv) utilize its team management approach to increase productivity and efficiency; (v) hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value; (vi) control operating costs by utilizing Company employees and/or GDC employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and data processing activities; and (vii) renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants. Additionally, the Company seeks to utilize its development capabilities to develop quality Properties at the lowest possible cost.

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

         The following factors, among others, are considered by the Company in making acquisitions: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the current FFO generated by the property and the ability to increase FFO through property repositioning and proactive management of the tenant base; (iv) the potential for capital appreciation; (v) the terms of tenant leases; (vi) the existing tenant mix at the property; (vii) the potential for economic growth and the tax and regulatory environment of the communities in which the properties are located; (viii) the occupancy rates and demand by tenants for properties of similar type in the vicinity; and (ix) the prospects for financing or refinancing the property.

         The Company acquires and develops its Properties as long-term investments. Therefore, its focus is to provide for regular maintenance of its Properties and to conduct periodic renovations and refurbishments to preserve and increase Property values while also increasing the retail sales prospects of its tenants. The projects usually include renovating existing facades, installing uniform signage, updating interior decor, resurfacing parking lots and increasing parking lot lighting. To meet the needs of existing or new tenants and changing consumer demands, the Company also reconfigures and expands its Properties, including utilizing land available for expansion and development of outparcels for the addition of new anchors. In addition, the Company works closely with its tenants to renovate their stores and enhance their merchandising capabilities.

         FINANCING STRATEGIES At December 31, 1998, the Company had a debt-to-total-market-capitalization ratio of 61.0%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 1998. The Company expects that it may from time to time reevaluate its policy with respect to its ratio of total-debt-to-total market-capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

         On November 17, 1997, the Company completed a public offering of 5,118,000 Series B Preferred Shares (including 318,000 Series B Preferred Shares sold as a result of the underwriters exercising the over-allotment option granted to them). The net proceeds of approximately $123.1 million were contributed by the Company to the Operating Partnership and were used to: (i) repay the balance of a $34.4 million bridge loan facility and (ii) repay a portion of the outstanding borrowings on the Operating Partnership's credit facility.

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

         COMPETITION All of the Properties are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company's Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such Properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from the Internet, outlet malls, discount shopping clubs, catalog companies, direct mail and telemarketing.

         EMPLOYEES At December 31, 1998, the Company, GDC and the ventures in which the Company has an interest, had an aggregate of 541 employees, of which 154 were part-time.

         REAL ESTATE AND OTHER CONSIDERATIONS As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the inability to manage recently acquired Properties, poor economic conditions in those areas where Properties are located, joint venture bankruptcies, unanticipated conflicts of interest between the Company and joint venturers, failure to obtain consents of joint venturers with respect to sale, refinancing and other activities, the joint venturers removing the Company as managing agent or managing member with respect to a Property, buy-sell arrangements with joint venturers exercised at inopportune times, defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent unleased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays, unavailability of satisfactory financing and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

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

ITEM 2.  PROPERTIES

         At December 31, 1998, the Company managed and leased a total of 125 Properties, 116 of which were wholly-owned and nine of which were partially owned in ventures. The Properties are located in 27 states primarily throughout the East and the Midwest as follows: Ohio (29), Pennsylvania (13), Tennessee
(10), Kentucky (8), West Virginia (8), North Carolina (7), New York (6), South Carolina (6), Indiana (5), Florida (4), Texas (3), Virginia (3), Washington (3), Alabama (2), Illinois (2), Kansas (2), Massachusetts (2), Missouri (2), Wisconsin (2), Arizona (1), California (1), Colorado (1), Georgia (1), Michigan
(1), Minnesota (1), Nebraska (1), Oregon (1).

(a)      Mall Properties

         Twenty-one of the Properties are Mall Properties and range in size from 225,000 square feet of GLA to 1.5 million square feet of GLA. Five of the Mall Properties are located in Ohio and 16 are located throughout the country in the states of Texas (2), West Virginia (2), Alabama (1), California (1), Florida
(1), Kansas (1), Kentucky (1), Minnesota (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                 SUMMARY OF MALL PROPERTIES AT DECEMBER 31, 1998
                 -----------------------------------------------

                                                                           % OF      % OF                             LEASE
                                        ANCHORS    STORES      TOTAL      ANCHORS     STORES                        EXPIRATION
          PROPERTY/LOCATION               GLA       GLA (1)     GLA       OCCUPIED   OCCUPIED   ANCHORS                 (3)
--------------------------------------------------------------------------------------------------------------------------------
     COMPANY OWNED PROPERTIES:

     Ashland Town Center                                                                       JCPenney              10/31/04
     Ashland, KY...............         226,862    189,793     416,655       100.0     82.4    Proffitt's            01/31/10
                                                                                               Wal-Mart              11/10/09


     Grand Central Mall                                                                        Goody's               04/30/03
       Parkersburg/Vienna, WV..         562,394    335,923     898,317       100.0     85.1    JCPenney              09/30/02
                                                                                               Phar-Mor              04/30/07
                                                                                               Regal Cinemas         11/30/16
                                                                                               Sears                 09/25/02
                                                                                               Elder-Beerman (2)     01/31/33
                                                                                               Proffitt's            03/31/18

     Indian Mound Mall                                                                         Crown Cinema          12/31/07
       Newark/Heath, OH........         369,215    173,569     542,784       100.0      75.3   Elder-Beerman         09/30/06
                                                                                               Hills                 01/31/12
                                                                                               JCPenney              10/31/01
                                                                                               Lazarus               09/30/01
                                                                                               Sears (2)             09/23/27

     Lloyd Center                                                                              Ice Chalet            12/31/00
        Portland, OR...........         752,484    732,313   1,484,797        75.1      92.6   Lloyd Mall Cinemas    01/31/12
                                                                                               Marshalls             01/31/04
                                                                                               Meier & Frank Co.     01/31/06
                                                                                               Nordstrom                (5)
                                                                                               Toys "R" Us           11/30/05



    Mall at Fairfield Commons, The                                                             Elder-Beerman         10/31/13
     Beavercreek/Dayton, OH.......      683,703    356,840   1,040,543       100.0      93.9   JCPenney              10/31/08
                                                                                               Lazarus (2)           01/31/15
                                                                                               Parisian              01/31/14
                                                                                               Sears                 10/31/08



     Montgomery Mall                                                                           Dillard's             01/31/01
        Montgomery, AL.........         460,341    267,687     728,028       100.0      96.1   JCPenney              04/30/00
                                                                                               Parisian                (5)



                                                                           % OF      % OF                             LEASE
                                        ANCHORS    STORES      TOTAL      ANCHORS     STORES                        EXPIRATION
          PROPERTY/LOCATION               GLA       GLA (1)     GLA       OCCUPIED   OCCUPIED   ANCHORS                 (3)
--------------------------------------------------------------------------------------------------------------------------------
     Morgantown Mall                                                                           Carmike Cinemas       10/31/05
       Morgantown, WV..........         359,171    183,226     542,397       100.0      78.2   Elder-Beerman         09/30/10
                                                                                               JCPenney              09/30/05
                                                                                               Proffitt's            03/15/11
                                                                                               Sears                 09/30/05




 New Towne Mall                                                                                Elder-Beerman         10/31/08
  New Philadelphia, OH.........         338,838    169,516     508,354       100.0      78.4   Hills                 01/31/14
                                                                                               Regal Cinemas         03/31/05
                                                                                               JCPenney              09/30/03
                                                                                               OfficeMax             11/30/11
                                                                                               Phar-Mor              06/30/10
                                                                                               Sears                 10/31/03




 Northtown Mall                                                                                Best Buy              01/31/10
   Blaine, MN .............             488,546    336,803     825,349       100.0      74.0   HomePlace             10/31/11
                                                                                               Kohl's                08/31/08
                                                                                               Mervyn's California   01/31/03
                                                                                               Montgomery Ward          (5)


River Valley Mall                                                                              Elder-Beerman         09/30/07
  Lancaster, OH................         316,947    261,391     578,338       100.0      88.3   Hills                 01/31/13
                                                                                               Regal Cinemas         12/31/04
                                                                                               JCPenney              09/30/02
                                                                                               Lazarus               09/30/02
                                                                                               Sears                 10/31/04



Southside Mall                                                                                 JCPenney              07/31/01
  Oneonta, NY.............              142,719     81,821     224,540       100.0      77.0   Kmart                 06/30/08
                                                                                               OfficeMax             12/31/12


University Mall                                                                                Burdines                 (5)
  Tampa, FL....................         890,743    411,707   1,302,450       100.0      85.8   Cobb Theatre          12/31/11
                                                                                               Dillard's                (5)
                                                                                               JCPenney              10/31/04
                                                                                               Montgomery Ward          (5)
                                                                                               Sears                    (5)



Weberstown Mall                                                                                Barnes & Noble        01/31/09
   Stockton, CA................         602,817    235,895     838,712       100.0      79.7   Dillard's                (5)
                                                                                               JCPenney              03/31/04
                                                                                               Sears (2)             01/31/03
                                     ----------  ---------   ---------
SUBTOTAL ......................       6,194,780  3,736,484   9,931,264        97.0      85.7
                                      ---------  ---------   ---------

PROPERTIES OWNED IN VENTURES: (4)

Almeda Mall,                                                                                   Foley's                  (5)
  Houston, TX..................         584,403    207,359     791,762        95.4      72.6   JCPenney                 (5)
                                                                                               Palais Royal          12/31/09
                                                                                               Ross Stores           03/31/03

Colonial Park Mall                                                                             Bon-Ton               01/29/05
  Harrisburg, PA..........              504,446    244,254     748,700       100.0      92.6   Boscov's                 (5)
                                                                                               Sears                    (5)


Dayton Mall, The                                                                               JCPenney              03/31/11
  Dayton, OH .............              836,967    484,838   1,321,805       100.0      84.5   Lazarus                  (5)
                                                                                               Sears                    (5)
                                                                                               Elder-Beerman            (5)


                                                                           % OF      % OF                             LEASE
                                        ANCHORS    STORES      TOTAL      ANCHORS     STORES                        EXPIRATION
          PROPERTY/LOCATION               GLA       GLA (1)     GLA       OCCUPIED   OCCUPIED   ANCHORS                 (3)
--------------------------------------------------------------------------------------------------------------------------------


Eastland Mall                                                                                  Belk                     (5)
 Charlotte, NC............              725,720    341,022   1,066,742       100.0      89.0   Dillard's                (5)
                                                                                               Ice Chalet            08/01/05
                                                                                               JCPenney                 (5)
                                                                                               Sears                    (5)


Great Mall of the Great Plains, The                                                            Burlington Coat
  Olathe, KS..............              397,211    384,664     781,875       100.0      73.7    Factory              01/31/08
                                                                                               Dickinson Theatres    12/31/08
                                                                                               Dillard's Clearance   08/14/01
                                                                                               Foozles               08/13/02
                                                                                               Group USA             08/13/07
                                                                                               Jeepers!              12/31/06
                                                                                               Kitchen & Co.         01/31/08
                                                                                               Linens'n Things       01/31/08
                                                                                               Marshalls             01/31/13
                                                                                               Oshman's
                                                                                                SuperSports USA      01/31/13




Mall at Johnson City, The                                                                      Goody's               05/31/06
  Johnson City, TN.............         334,605    215,138     549,743       100.0      86.7   JCPenney              03/31/00
                                                                                               Proffitt's for Her    10/31/12
                                                                                               Proffitt's for Men,
                                                                                                Kids & Home          06/30/06
                                                                                               Sears                 03/09/01



Northwest Mall                                                                                 Foley's                  (5)
  Houston, TX..................         558,047    240,747     798,794       100.0      72.7   JCPenney                 (5)
                                                                                               OfficeMax             06/30/00
                                                                                               Palais Royal          12/31/09

SuperMall of the Great Northwest
  Auburn, WA...................                                                                Ann Taylor Loft       01/31/06
                                        532,750    400,274     933,024        65.6      80.6   Bed Bath &
                                                                                                  Beyond             08/31/05
                                                                                               Burlington Coat
                                                                                               Factory               08/31/05
                                                                                               Foozles               12/31/05
                                                                                               Marshalls             12/31/11
                                                                                               Nordstrom Rack        08/31/05
                                                                                               Oshman's
                                                                                                SuperSports USA      01/31/11
                                     ----------  ---------  -----------
SUBTOTAL.......................       4,474,149  2,518,296   6,992,445        95.3      81.7
                                     ----------  ---------  ----------

TOTAL..........................      10,668,929  6,254,780  16,923,709        96.3      84.1
                                     ==========  =========  ==========

(1)      Includes outparcels.

(2)      This is a ground lease. The Company owns the land and not the building.

(3)      Lease expiration dates do not consider options to renew.

(4) The Operating Partnership has investments in these Mall Properties ranging from 20.0% to 45.0%. The Company as the venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

(5) The tenant owns the land and the building and operates under an operating agreement.

(b)      Community Centers

          One hundred four of the Properties are Community Centers (including 17 single tenant retail properties) ranging in size from 13,000 to 490,400 square feet of GLA. They are located in 24 states primarily in the East and the Midwest as follows: Ohio (24), Pennsylvania (12), Tennessee (9), Kentucky (7), North Carolina (6), South Carolina (6), West Virginia (6), Indiana (5), New York (5), Florida (3), Virginia (3), Illinois (2), Massachusetts (2), Missouri (2), Washington (2), Wisconsin (2), Alabama (1), Arizona (1), Colorado (1), Georgia
(1), Kansas (1), Michigan (1), Nebraska (1) and Texas (1). The location, general character and major tenant information are set forth below.


                SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 1998

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
 COMPANY OWNED PROPERTIES:

 Arnold Plaza                                                                                      Kmart              11/30/02
   Arnold, MO..................           140,340       14,860      155,200       100.0     100.0  National           07/31/03
                                                                                                    Supermarket

 Artesian Square                                                                                   JCPenney           04/30/08
   Martinsville, IN............           150,601       25,400      176,001       100.0     100.0  Kroger             11/30/09
                                                                                                   Wal-Mart           09/29/09

 Ashland Plaza
   Ashland, KY.................            90,574       42,126      132,700       100.0     100.0  Hills              01/31/03

 Audubon Village
   Henderson, KY...............            85,491       39,099      124,590       100.0      77.5  Wal-Mart           01/31/08

 Aviation Plaza                                                                                    Piggly Wiggly      12/31/09
   Oshkosh, WI.................           123,538       51,177      174,715       100.0      74.8  Wal-Mart           12/31/09

 Ayden Plaza
    Ayden, NC..................            21,000       11,800       32,800       100.0      69.5  Food Lion          10/31/07

 Barren River Plaza                                                                                Goody's            10/31/00
   Glasgow, KY.................           216,895       28,400      245,295       100.0      95.8  Wal-Mart           09/18/10
                                                                                                   Peebles            09/26/10
                                                                                                   Winn-Dixie         10/03/10

 Bollweevil Shopping Center
   Enterprise, AL..............            30,625       12,760       43,385       100.0      92.2  Winn-Dixie         05/30/04

 Buckhannon Plaza                                                                                  Ames               05/31/00
   Tennerton, WV...............            70,951       13,865       84,816       100.0      85.6  A&P                04/30/00

 Cambridge Plaza
   Cambridge, OH...............            79,949       15,070       95,019       100.0     100.0  Hills              01/31/13

 Canal Place Plaza
   Rome, NY....................           117,162       32,800      149,962       100.0      89.0  Kmart              08/31/19

 Chillicothe Plaza
   Chillicothe, OH.............            91,508        7,675       99,183       100.0     100.0  Hills              01/31/13

 Clarksville Plaza                                                                                 Crossroads
   Clarksville, IN.............            93,672       18,170      111,842       100.0     100.0   Furniture         01/31/04
                                                                                                   Service
                                                                                                    Merchandise       01/31/03

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
 College Plaza                                                                                     Food Lion          09/29/12
   Bluefield, VA...............           148,181       30,250      178,431       100.0     100.0  Wal-Mart           05/29/12

 Corry Plaza                                                                                       G.C. Murphy Co.    04/30/02
   Corry, PA..................             69,698       38,669      108,367       100.0     100.0  Quality Farm
                                                                                                     & Fleet          08/31/04

 Cross Creek Plaza                                                                                 JCPenney           02/28/10
   Beaufort, SC................           170,406       71,712      242,118       100.0      92.9  Wal-Mart           11/10/09
                                                                                                   Winn-Dixie         07/17/11

 Crossing Meadows                                                                                  Festival Foods     06/27/10
   Onalaska, WI................           178,599       55,385      233,984       100.0     100.0  Wal-Mart           08/23/11

 Crossroads Centre                                                                                 Goody's            10/31/01
   Knoxville, TN...............           200,980       41,450      242,430       100.0      83.1  Ingles             09/25/10
                                                                                                   Wal-Mart           01/31/09

 Cumberland Crossing                                                                               Food City          12/13/10
   Jacksboro, TN...............           100,034       44,700      144,734       100.0     100.0  Wal-Mart           09/28/10

 Cypress Bay Village                                                                               Food Lion          12/20/10
   Morehead City, NC...........           197,821       59,032      256,853       100.0     100.0  Sears              02/13/00
                                                                                                   Wal-Mart           09/29/09

 Dallas Plaza
   Balch Springs, TX...........           112,609       10,500      123,109       100.0     100.0  Kmart              11/30/00

 Daytona Plaza
  Daytona Beach, FL............           116,907       24,346      141,253       100.0      57.2  Kmart              11/30/03

 Delaware Community Plaza
  Delaware, OH.................            54,152       99,299      153,451       100.0      94.2  Kroger             03/31/13

 East Pointe Plaza                                                                                 Food Lion          11/16/10
  Columbia, SC.................           183,340       90,768      274,108       100.0      96.7  SuperPetz          03/31/06
                                                                                                   Wal-Mart           01/31/09

 East Pointe Plaza                                                                                 Big Bear           09/30/13
  Marysville, OH...............           107,211       37,900      145,111       100.0      91.6  Wal-Mart           11/09/10

  Franklin Square                                                                                  Goody's            05/31/99
   Spartanburg, SC.............           197,764       38,800      236,564       100.0     100.0  Ingles             11/30/07
                                                                                                   Wal-Mart           07/31/07

  Georgesville Square                                                                              Lowe's             10/31/16
   Columbus, OH................           194,909       99,793      294,702       100.0      92.8  Kroger             04/30/17

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
                                                                                                   Kmart              11/30/13

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
 Hills Plaza East
   Erie, PA....................            77,000       19,025       96,025       100.0      66.4   Hills             10/31/02

Hocking Valley Mall                                                                                Kmart              09/30/03
  Lancaster, OH................           147,817       31,670      179,487       100.0     100.0  Kroger             09/30/02

Horizon Park
  Longmont, CO (3).............            84,180          N/A       84,180       100.0       N/A  Kmart              11/30/00

Hunter's Ridge Shopping Center
  Gahanna, OH..................            84,180       92,430      176,610       100.0      92.7  Kmart              06/30/01

Huntington Plaza
  Huntington, WV...............            24,975        7,200       32,175       100.0     100.0  Kroger             10/31/01

Indian Mound Plaza
  Heath, OH....................               N/A       16,600       16,600         N/A      36.1  N/A                  N/A

Kmart
  Alliance, NE (3).............            40,800          N/A       40,800       100.0       N/A  Kmart              03/31/08

Kmart
 Bloomington, IN...............            87,405          N/A       87,405       100.0       N/A  Kmart              11/30/05

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

Kmart
  Fairhaven, MA................            91,653          N/A       91,653       100.0       N/A  Kmart              11/30/02

Kmart
  Feasterville, PA.............            94,500          N/A       94,500       100.0       N/A  Kmart              06/30/03

Kmart
  Langhorne, PA................            95,810          N/A       95,810       100.0       N/A  Kmart              11/30/99

Kmart
  Leechburg, PA................            85,909          N/A       85,909       100.0       N/A  Kmart              05/31/06

Kmart
  Norfolk, VA (3)..............           120,997          N/A      120,997       100.0       N/A  Kmart              07/30/99

Kmart Shopping Center
  Puyallup, WA.................            91,657       38,509      130,166       100.0      76.6  Kmart              11/30/03

Kmart
  Seekonk, MA..................           105,900          N/A      105,900         0.0       N/A  N/A                  N/A

Kmart
  Yakima, WA...................           116,799          N/A      116,799       100.0       N/A  Kmart              09/30/99

Knox Village Square                                                                                Big Bear           01/29/13
  Mount Vernon, OH.............           173,033       34,400      207,433       100.0     100.0  JCPenney           05/31/08
                                                                                                   Kmart              01/31/18

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
Lexington Parkway Plaza                                                                            Belk (2)           04/10/11
  Lexington, NC................           152,852       57,298      210,150       100.0     100.0  Goody's            03/31/00
                                                                                                   Ingles             09/25/10
                                                                                                   Wal-Mart           12/29/09
Liberty Plaza
  Morristown, TN...............            29,000       29,700       58,700       100.0      81.1  Food Lion          05/31/03

Linden Corners
  Buffalo, NY..................            80,000           10       80,010       100.0     100.0  Hills              01/31/14

Logan Place                                                                                        Houchens           11/30/08
  Russellville, KY.............            89,848       24,900      114,748       100.0     100.0  Wal-Mart           03/31/08

Lowe's
  Altoona, PA..................           121,148          N/A      121,148       100.0       N/A  Lowe's             11/30/14

Lowe's
  Columbus, OH.................           125,357          N/A      125,357       100.0       N/A  Lowe's             12/31/14

Lowe's
  Marion, OH...................            72,507          N/A       72,507       100.0       N/A  Lowe's             07/31/13

Lowe's
  Wooster, OH..................            71,463          N/A       71,463       100.0       N/A  Lowe's             07/31/13

Loyal Plaza                                                                                         Bi-Lo             05/31/12
  Loyalsock,  PA  (3)..........           174,617      109,417      284,034       100.0     100.0   Family Toy
                                                                                                      Warehouse       01/31/03
                                                                                                    Kmart             08/31/01

Marion Towne Centre                                                                                Piggly Wiggly      08/31/12
  Marion, SC...................           102,913       53,630      156,543       100.0     97.5   Wal-Mart           06/19/12


Meadowview Square
  Ravenna/Kent, OH.............           126,242       25,000      151,242       100.0      38.0  Wal-Mart           01/28/17

Middletown Plaza
  Middletown, OH...............           104,125       26,000      130,125        73.9      59.6  Hills              02/28/02

Mill Run
  Columbus, OH.................           125,357       46,862      172,219       100.0     100.0  Lowe's             12/31/14

Monroe Shopping Center                                                                             Ingles             11/30/02
  Madisonville, TN.............            64,746       28,450       93,196       100.0     100.0  Wal-Mart           01/31/03

Morgantown Commons                                                                                 OfficeMax          08/31/11
  Morgantown, WV...............           200,187       30,656      230,843       100.0      90.1  Phar-Mor           06/30/06
                                                                                                   SuperKmart         02/28/21

Morgantown Plaza
  Star City, WV................            74,540       28,824      103,364       100.0      86.5  Hills              10/31/02

Morningside Plaza
  Dade City, FL................            33,896       41,221       75,117       100.0      77.9  Kash `N Karry      06/30/05

Mount Vernon Plaza                                                                                 Heilig-Meyers      09/12/06
  Mt.Vernon, OH................            49,932       11,756       61,688       100.0     100.0  Odd Lots           01/31/04

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
New Boston Mall
  Portsmouth, OH...............            84,180       44,550      128,730       100.0      90.0  Kmart              11/30/03

Newberry Square Shopping                                                                           Wal-Mart           09/30/07
  Center - Newberry, SC........           104,588       22,240      126,828       100.0     100.0  Winn-Dixie         12/09/07

Newport Plaza II
  Newport, KY (3)..............            84,180       14,800       98,980       100.0     100.0  Kmart              06/13/04

North Horner Shopping Center
  Sanford, NC..................            22,486       17,650       40,136       100.0      47.9  Food Lion          09/11/02

Northtowne Square
  Chattanooga, TN..............            42,130       29,200       71,330       100.0      95.9  Bi-Lo              09/30/01

Ohio River Plaza                                                                                   Big Bear           11/18/09
  Gallipolis, OH...............           105,857       43,136      148,993       100.0      94.4  Hills              01/31/20

Pea Ridge Shopping Center                                                                          Kmart              10/31/04
  Huntington, WV...............           110,192       39,860      150,052       100.0     100.0  Kroger             02/29/00

Perdido Point Plaza
  Pensacola, FL................            36,987        9,600       46,587       100.0     100.0  Delchamps          04/30/05

Plaza Vista Mall                                                                                   JCPenney           02/28/04
  Sierra Vista, AZ.............           161,043       53,229      214,272       100.0     100.0  Wal-Mart           10/14/11

Prestonsburg Village Center                                                                        Big Lots           12/31/00
  Prestonsburg, KY.............           134,057       41,290      175,347       100.0      94.2  Wal-Mart           09/30/05
                                                                                                   Winn-Dixie         01/30/06

Rend Lake Shopping Center                                                                          Big John's         10/31/99
  Benton, IL...................            96,913       24,470      121,383       100.0      95.1  Wal-Mart           01/31/07

Rhea County Shopping                                                                               Ingles             02/28/03
  Dayton, TN...................            71,952       40,050      112,002       100.0      96.0  Wal-Mart           09/30/03

River Edge Plaza                                                                                   Food City          11/01/08
  Sevierville, TN (3)..........           108,829       27,396      136,225       100.0      55.9  Wal-Mart (6)       09/30/03

River Valley Plaza                                                                                 Big Bear           05/31/09
  Lancaster, OH................           173,000       50,865      223,865       100.0     100.0  Family Toy
                                                                                                    Warehouse         10/30/99
                                                                                                   Target             10/03/14

Roane County Plaza                                                                                 Goody's            02/28/00
  Rockwood, TN.................           124,848       35,350      160,198       100.0     100.0  Ingles             02/28/10
                                                                                                   Wal-Mart           01/31/10

Scott Town Plaza
  Bloomsburg, PA...............            47,334       30,300       77,634       100.0      72.3   Kmart             08/31/01

Shady Springs Plaza
  Beaver, WV...................            37,232       30,345       67,577       100.0      74.6  Kroger             09/30/08

Sidney Shopping Center
  Sidney, NY...................            50,071          N/A       50,071       100.0       N/A  Grand Union        07/31/19

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
Southside  Plaza                                                                                    Food Lion         12/17/11
  Sanford, NC..................           147,693       24,600      172,293       100.0     100.0   Wal-Mart          12/29/11

Springfield Commons West                                                                            Big Bear          03/31/15
  Springfield, OH..............           213,017          N/A      213,017       100.0       N/A   Lowe's            01/31/15
                                                                                                    Toys "R" Us       01/31/08

Steamboat Bend                                                                                     Hannibal Farm
  Hannibal, MO.................            81,272       25,420      106,692       100.0     100.0     & Home          08/25/02
                                                                                                   Wetterau           10/31/00

Stewart Plaza
  Mansfield, OH................            30,979       27,069       58,048       100.0     100.0  Kroger             10/31/99

Sunbury Plaza                                                                                      Ames               08/14/03
  Sunbury, PA..................            91,131       49,265      140,396       100.0      75.6  Bi-Lo (5)          08/31/03

Sycamore Square                                                                                    Food Lion          01/20/10
  Ashland City, TN.............            75,552       27,000      102,552       100.0      83.0  Wal-Mart           11/11/08

Target Plaza
  Heath, OH....................            97,000          N/A       97,000       100.0       N/A  Target             11/29/14

Torresdale Plaza
  Philadelphia, PA.............           130,882       11,400      142,282        73.2       0.0  Kmart              11/30/01

Twin County Plaza                                                                                  Ingles             01/31/07
  Galax, VA....................           122,273       38,440      160,713       100.0      95.8  Wal-Mart           12/31/07

Village Plaza                                                                                      Bi-Lo              11/30/08
  Augusta, GA..................           450,331       40,100      490,431       100.0      83.0  Goody's            11/30/98
                                                                                                   Home Quarters      01/31/09
                                                                                                   OfficeMax          01/31/02
                                                                                                   Sam's Club         07/11/08
                                                                                                   Wal-Mart           10/28/08

Village Plaza                                                                                      Falley's Food
  Manhattan, KS................            31,431       24,276       55,707       100.0      89.9   4 Less            10/31/00

Village Square
  Kutztown, PA.................               N/A       28,450       28,450         N/A     100.0    N/A                N/A

Vincennes                                                                                          Kmart              06/30/99
  Vincennes, IN (3)............           108,682          N/A      108,682       100.0       N/A  Kroger             12/31/00

Walgreens
  Louisville, KY...............            13,000          N/A       13,000       100.0       N/A  Walgreens          01/31/25

Walgreens
New Albany, IN.................            13,000          N/A       13,000       100.0       N/A  Walgreens          09/30/24

Wal-Mart Plaza
  Springfield, OH..............           155,198       45,305      200,503        80.3      58.8  Wal-Mart           10/27/15

Walnut Cove
  Walnut Cove, NC..............            32,000       26,450       58,450       100.0      72.8  Ingles             03/31/06

                                                                                 % OF      % OF                        LEASE
                                        ANCHORS       STORES         TOTAL      ANCHORS     STORES                   EXPIRATION
          PROPERTY/LOCATION               GLA          GLA (1)       GLA        OCCUPIED   OCCUPIED   ANCHORS            (4)
--------------------------------------------------------------------------------------------------------------------------------
Walterboro Plaza                                                                                   Piggly Wiggly      09/09/10
  Walterboro, SC...............            99,730       32,400      132,130       100.0     100.0  Wal-Mart           06/23/09

Westpark Plaza
  Carbondale, IL (3)...........            31,170       24,152       55,322       100.0      78.2   Kroger            03/31/08
                                       ---------     ---------   ----------


SUBTOTAL.......................        10,530,276    2,816,173   13,346,449        97.9      90.2
                                       ----------    ---------   ----------

PROPERTY OWNED IN VENTURE: (7)

Polaris Towne Center
  Columbus, OH.................            64,280      N/A           64,280       100.0       N/A  Kroger             11/30/18
                                       ---------     ---------   ----------


SUBTOTAL.......................            64,280      N/A           64,280       100.0       N/A
                                       ---------     ---------   ----------


TOTAL..........................        10,594,556    2,816,173   13,410,729        97.9      90.2
                                       ==========    =========   ==========


    (1)  Includes outparcels

    (2) This is a ground lease. The Company owns the land and not the building.

    (3) The Company ground leases the land for this Community Center.

    (4) Lease expiration dates do not consider options to renew.

    (5) Bi-Lo vacated the store on October 31, 1998, but continues to pay rent through lease expiration 08/31/03.

    (6) Wal-Mart vacated the store on September 30, 1995, but continues to pay rent through lease expiration 9/30/03.

    (7) The Operating Partnership has an investment in this Community Center of 50.0%. The Company as the venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

         Eight of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from May 2038 to April 2082. The Company pays rent, ranging from $1,500 to $60,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(d)      Properties Subject to Indebtedness

         To finance the acquisition and development of the Properties, the Company has entered into mortgage loans and a credit facility which are described below.

THE NOMURA LOAN ($181.0 MILLION)

         The Nomura loan was originated by Nomura and is evidenced by four notes (collectively, the "Notes" and individually, a "Note"): (i) two notes, each in the principal amount of $40.0 million, one of which bears interest at the rate of 6.995% per annum and matures on February 1, 1999, and the other of which bears interest at the rate of 7.505% per annum and that was scheduled to mature on February 1, 2003; (ii) a note in the principal amount of $76.0 million which bears interest at the rate of 7.625% per annum and matures on August 1, 2000; and (iii) a note in the principal amount of $25.0 million which bears interest at the rate of 6.935% per annum and matures on October 1, 2000. Each of the Notes provides for monthly payments of interest only with the principal amount due on maturity. The borrowers under the Nomura loan are Holdings, Centers and GCLP (collectively, the "Borrowers").

         Each Note prohibits prepayment (other than upon casualty or condemnation), except that the $40.0 million Note executed by Holdings which was scheduled to mature on February 1, 1999 may be prepaid during the last six months of its term and the other three Notes may be prepaid during the last 12 months of their respective terms. The $40.0 million note was prepaid, in full, without penalty on January 28, 1999 in conjunction with the refinancing of Grand Central Mall. Upon payment of the $40.0 million note, Grand Central Mall was released from the loan collateral and GCLP was released as Borrower.

         The Nomura loan is a non-recourse loan. Payment of principal and interest on the Nomura loan is secured by first mortgage liens on 55 Properties, 26 of which are owned by Holdings and 29 of which are owned by Centers (the "Nomura Properties"), and a pledge of the partnership interests in each of the Borrowers, which interests are held by an affiliate of GRT. These mortgages are cross-collateralized and cross-defaulted.

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

THE CREDIT FACILITY ($190.0 MILLION)

         In May 1997, the Company amended its credit facility to (i) increase the amount the Company can borrow thereunder to $190.0 million, (ii) extend the term of the credit facility, to July 31, 1998, which term could be extended to July 31, 1999 (iii) reduce the interest rate schedule, and (iv) grant first mortgage liens on 11 Properties. On April 29, 1998, the Company extended the term of the credit facility to July 31, 1999. Borrowings under the credit facility currently bear interest at a rate equal to LIBOR plus 170 basis points per annum (6.8125% at December 31, 1998). Payments due under the credit facility are guaranteed by GRT and by GPC. As of December 31, 1998, the Company had outstanding borrowings of approximately $163.0 million under the credit facility.

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

THE UNIVERSITY MALL LOAN ($71.4 MILLION)

         The University Mall loan was originated by Nomura and is secured by a first mortgage lien on University Mall. The loan consists of (i) a note in the principal amount of $64.9 million with interest at a rate of approximately 8.23% per annum and maturing in January 2028 with a prepayment option in January 2013 and (ii) a buy up payment from Nomura of $6.5 million which reduces the effective interest rate to 7.09% per annum.

THE COMMUNITY CENTER LOANS ($101.9 MILLION)

         The Community Center loans are secured by first mortgage liens on 15 Properties. The loans bear interest at rates ranging from 7.375% to 9.125% per annum, require payments of principal and interest and mature between June 1999 and April 2016.

THE BRIDGE LOANS ($89.0 MILLION)

         The bridge loans are secured by first mortgage liens on 15 Properties and second mortgage liens on two Properties. The bridge loans bear interest at interest rates ranging from LIBOR plus 160 to 575 basis points per annum (7.147% to 11.375% at December 31, 1998), require payments of interest only and mature between February 1999 and July 1999. A $15.0 million bridge loan on Montgomery Mall was paid off at maturity on February 1, 1999 and a one-time principal payment of $1.0 million on Weberstown Mall was due and paid on January 13, 1999.

THE NORTHTOWN MALL LOAN ($40.0 MILLION)

         The Northtown Mall loan was originated by Nomura and is secured by a first mortgage lien on Northtown Mall. The loan bears interest at a rate equal to LIBOR, which is fixed at 5.662% per annum during the loan term pursuant to an existing interest rate swap agreement, plus 125 basis points per annum (6.912% at December 31, 1998) and is payable interest only until maturity on August 30, 2001.

THE WEBERSTOWN MALL LOAN ($11.5 MILLION)

         The Weberstown Mall loan is secured by a first mortgage lien on Weberstown Mall. The loan bears interest at a rate equal to 8.80% per annum and requires payments of principal and interest until maturity on November 15, 2016.

THE MONTGOMERY MALL LOAN ($47.6 MILLION)

         The Montgomery Mall loan was originated by Lehman Brothers and is secured by a first mortgage lien on Montgomery Mall. The loan bears interest at a rate equal to 6.74% per annum and requires payments of principal and interest until maturity on August 1, 2028. The loan has a prepayment option in August 2005.

THE MORGANTOWN MALL LOAN ($58.2 MILLION)

         The Morgantown Mall loan was originated by Nomura and is secured by first mortgage liens on Morgantown Mall and Morgantown Commons. The loan bears interest at a rate equal to 6.89% per annum and requires payments of principal and interest until maturity on September 11, 2028. The loan has a prepayment option in September 2008. Both Properties were previously encumbered under a $50.2 million loan which was prepaid without penalty on September 1, 1998.

THE LLOYD CENTER LOAN ($130.0 MILLION)

         The Lloyd Center loan was originated by Goldman Sachs and is secured by a first mortgage lien on Lloyd Center. The loan bears interest at a rate equal to LIBOR plus 125 basis points per annum (6.790% at December 31, 1998) and is payable interest only until maturity on October 11, 2001.

THE CONSTRUCTION LOANS

Georgesville Square Loan

         In September 1996, the Company entered into a construction loan to finance the development of Georgesville Square, a Community Center in Columbus, Ohio, pursuant to which the Company has a right to borrow $16.9 million. The construction loan is due October 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.626% at December 31, 1998). As of December 31, 1998, the Company had borrowed $16.9 million under this construction loan.

Georgesville Cinema Loan

         In December 1997, the Company entered into a construction loan to finance the development of a 63,000 square-foot Regal Cinema at Georgesville Square, a Community Center in Columbus, Ohio, pursuant to which the Company has the right to borrow $6.2 million. The construction loan is due October 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only at LIBOR plus 200 basis points (7.626% at December 31, 1998).
As of December 31, 1998, the Company had borrowed $5.6 million under this construction loan.

Meadowview Square Loan

         In October 1996, the Company entered into a construction loan to finance the development of Meadowview Square, a Community Center in Kent, Ohio, pursuant to which the Company has a right to borrow $9.8 million. The construction loan is due November 1, 1999, is subject to two extensions of six months each, and is payable monthly, interest only, at LIBOR plus 200 basis points (7.626% at December 31, 1998). As of December 31, 1998, the Company had borrowed $9.5 million under this construction loan.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1998.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

 (a)     Market Information

         The Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 10, 1999, the last reported sales price of the Shares on the NYSE was $15.000. The following table shows the high and low sales prices for the Shares on the NYSE for the 1998 and 1997 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.

                                                                                      DISTRIBUTIONS
                    QUARTER ENDED                   HIGH             LOW                PER SHARE
                    -------------                   ----             ---                ---------
                  March 31, 1997                    $21.750       $19.500               $0.4808
                  June 30, 1997                      21.250        17.875                0.4808
                  September 30, 1997                 23.000        20.438                0.4808
                  December 31, 1997                  23.063        20.875                0.4808
                  March 31, 1998                     22.750        21.125                0.4808
                  June 30, 1998                      22.125        19.438                0.4808
                  September 30, 1998                 20.125        16.250                0.4808
                  December 31, 1998                  17.125        15.000                0.4808

(b)      Holders

         The number of holders of record of the Shares was 969 as of March 10, 1999.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 1998, 250,000 Shares were authorized of which 45,713 Shares have been issued.

(d)      Recent Sales of Unregistered Securities

         The information required herein, is set forth under Item 1 (a), General Development of Business.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                      1998         1997     1996      1995      1994
                                                      ----         ----     ----      ----      ----
OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
Total revenues.................................  $   184,091 $   140,138 $ 117,678 $ 104,248 $ 90,792
Operating expenses.............................       44,824      29,548    27,212    22,706   22,078
Depreciation and amortization..................       35,825      27,869    22,418    20,560   17,599
General and administrative.....................       10,011       8,286     9,371     6,409    6,182
Interest expense...............................       48,823      42,146    29,297    26,215   22,928
Equity in income (loss) from unconsolidated entities  (2,388)       (661)       42
Interest income................................        1,883       1,032       506       649      655
Gain on sales of property/outparcels...........                      155     1,506
Non-recurring transfer cost....................                                                 2,055
Minority interest in operating partnership.....        2,623       3,022     3,385     3,294    2,137
Extraordinary item:
  Extinguishment of debt-prepayment fees
   and write-off of deferred financing cost....          490                                    5,864
Net income.....................................       40,990      29,793    28,049    25,713   12,604
Preferred stock dividends......................       20,079       4,705       268
Net income available to common shareholders....       20,911      25,088    27,781    25,713   12,604
Per Common Share Data:
  Earnings per share (basic and diluted).......   $     0.88   $    1.12 $    1.27 $    1.27 $   0.74
  Distributions................................   $   1.9232   $  1.9232 $  1.9232 $  1.9099 $ 1.7405

BALANCE SHEET DATA (IN THOUSANDS):
Real estate, before accumulated depreciation...   $1,428,641  $1,091,422 $ 949,138  $696,898 $644,379
Real estate, after accumulated depreciation....    1,291,412     983,811   862,717   630,199  595,413
Total assets...................................    1,558,495   1,163,798   949,402   669,003  637,084
Total debt.....................................      994,011     591,688   575,247   324,779  345,348
Total shareholders' equity  (deficit)..........      391,075     411,055   269,211   284,691 (230,246)

OTHER DATA:
Ratio of earnings to combined fixed charges and
    preferred stock dividends..................        1.54x       1.59x     1.81x      1.98x    1.70x
Funds from operations (1) (in thousands).......     $ 64,803   $  55,898  $ 51,382   $ 46,983 $ 38,686
Cash provided by operating activities (in thousands)  76,796      56,406    53,918     40,972   31,644
Cash (used in) investing activities (in thousands)  (408,951)   (244,823) (161,251)   (49,195)(219,295)
Cash provided by financing activities (in thousands) 333,670     186,883   110,469      7,013  184,933
Number of properties (2).......................          125         120       113         88       84
Total GLA (in thousands) (3) (4)...............       30,334      25,450    18,554     13,154   12,298
Occupancy rate % (2) (3).......................        93.8%       94.0%     95.4%      95.6%    95.7%

(1) Management considers funds from operations (FFO) to be a supplemental measure of the Company's operating performance. FFO, as modified in January 1996 by NAREIT is defined as net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), less gains or losses from debt restructuring, plus real estate depreciation and amortization and plus minority interest in partnership. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.
(2) Number of Properties open at the end of the period including three Properties at December 31, 1997, leased or managed by the Company, in which the Company did not hold an ownership interest. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3) 1998 includes 7.1 million square feet of GLA, 1997 includes 3.4 million square feet of GLA and 1996 includes 549,000 square feet of GLA, owned by joint ventures in which the Operating Partnership has interests ranging from 20.0% to 50.0%.
(4) 1997 includes 2.5 million square feet of GLA leased or managed by the Company in which the Company did not hold an ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

        Total revenues increased 31.4%, or $44.0 million, for the year ended December 31, 1998. Of the $44.0 million increase, $41.1 million was the result of increased revenues at the Mall Properties, $2.1 million was the result of increased revenues at the Community Centers, $1.5 million was the result of decreased revenues from dispositions and $2.3 million was related to other revenue increases.

Minimum rents

         Minimum rents increased 22.3%, or $24.0 million, for the year ended December 31, 1998.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                              MALL            COMMUNITY                          PERCENT
                                           PROPERTIES          CENTERS            TOTAL            TOTAL
                                           ----------          -------            -----            -----
         Same center..................      $  1.6            $  1.5             $  3.1              2.9%
         Acquisitions/Developments....        22.0               0.1               22.1             20.5
         Dispositions.................         0.0              (1.2)              (1.2)            (1.1)
                                           -------            ------              -----             -----
                                             $23.6             $ 0.4              $24.0             22.3%
                                            ======             =====              =====             ====

Percentage rents

        Percentage rents increased $1.5 million for the year ended December 31, 1998. Percentage rents at the Mall Properties increased $1.7 million while percentage rents at the Community Centers decreased $200,000.


Tenant recoveries

        Tenant recoveries reflect a net increase of 56.8%, or $13.7 million, for the year ended December 31, 1998.


                                                          INCREASE (DOLLARS IN MILLIONS)
                                            ------------------------------------------------------------
                                              MALL            COMMUNITY                          PERCENT
                                            PROPERTIES         CENTERS            TOTAL            TOTAL
                                            ----------         -------            -----            -----
         Same center..................        $1.4            $   0.4             $ 1.8             7.5%
         Acquisitions/Developments....        12.1                0.0              12.1            50.1
         Dispositions.................         0.0               (0.2)             (0.2)           (0.8)
                                           -------            -------             -----            ----
                                             $13.5            $   0.2             $13.7            56.8%
                                             =====            =======             =====            ====

Other revenues

         The $4.7 million increase in other revenues is primarily the result of increases in management fee revenues of $2.4 million, and an increase of $2.3 million in temporary tenant income at the Mall Properties.

OPERATING EXPENSES

         Total operating expenses increased 51.7%, or $15.3 million, for the year ended December 31, 1998. Recoverable operating expenses increased $15.1 million, the provision for credit losses decreased $600,000 and other operating expenses increased $700,000.

Recoverable expenses

         Recoverable expenses increased 57.4%, or $15.1 million for the year ended December 31, 1998.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                            -----------------------------------------------------------
                                              MALL           COMMUNITY                           PERCENT
                                            PROPERTIES         CENTERS           TOTAL            TOTAL
                                            ----------         -------           -----            -----
         Same center..................       $ 2.0             $ 0.7             $ 2.7             10.3%
         Acquisitions/Developments...         12.7               0.0              12.7             48.2
         Dispositions.................         0.0              (0.3)             (0.3)            (1.1)
                                             -----             -----             -----            -----
                                             $14.7             $ 0.4             $ 15.1            57.4%
                                             =====             =====             ======           =====

Provision for credit losses

         The provision for credit losses was approximately $1.7 million and represented 1.0% of tenant revenues for the year ended December 31, 1998, compared to 1.6% of tenant revenues for the year ended December 31, 1997.

Depreciation and amortization

         The $8.0 million increase in depreciation and amortization consists primarily of an increase of $5.9 million from Mall Property acquisitions, an increase of $1.5 million in the core portfolio Properties and an $800,000 increase in corporate expense, offset with a decrease of $200,000 from dispositions.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $10.0 million and represented 5.4% of total revenues for the year ended December 31, 1998, compared to $8.3 million and 5.9% of total revenues for the corresponding period in 1997. The increase in expense is primarily due to an increase in the number of corporate associates as a result of the Company's growth during 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 15.8%, or $6.7 million, for the year ended December 31, 1998. The summary below identifies the increase by its various components (dollars in thousands).

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                           1998             1997                 INC. (DEC.)
                                                           ----             ----                 -----------
         Average loan balance.....................       $806,253          $586,916               $219,337
         Average rate.............................            7.25%            7.66%                 (0.41)%

         Total interest...........................         58,453            44,970                 13,483
         Less:  Capitalized interest..............         (6,666)           (3,053)                (3,613)
         Add:  Amortization of rate buydown.......            517               776                   (259)
         Other (1)................................         (3,481)             (547)                (2,934)
                                                         --------         ---------              ---------
         Interest expense.........................       $ 48,823         $  42,146              $   6,677
                                                         ========         =========              =========

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Total revenues increased 19.1%, or $22.5 million, for the year ended December 31, 1997. Of the $22.5 million increase, $1.1 million was the result of increased revenues at the Mall Properties, $21.7 million was the result of increased revenues at the Community Centers, and $345,000 was related to non-property revenue decreases.

Minimum rents

         Minimum rents increased 23.1%, or $20.2 million, for the year ended December 31, 1997.

                                                      INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------------
                                              MALL           COMMUNITY                   PERCENT
                                           PROPERTIES         CENTERS       TOTAL         TOTAL
                                           ----------        ---------      -----        -------
       Same center...................        $  0.6          $   0.1       $   0.7         0.8%
       Acquisitions/Developments.....           0.4             19.0          19.4        22.2
       Dispositions..................           0.0              0.1           0.1         0.1
                                            -------          -------       -------       -----
                                             $  1.0          $  19.2       $  20.2        23.1%
                                             ======          =======       =======        ====

Percentage rents

         Percentage rents increased $600,000 for the year ended December 31, 1997. Of this increase, $160,000 was earned at the Mall Properties and $440,000 was earned at the Community Centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 8.1%, or $1.8 million, for the year ended December 31, 1997 compared to the year ended December 31, 1996.


                                                      INCREASE (DOLLARS IN MILLIONS)
                                            -----------------------------------------------------
                                              MALL           COMMUNITY                   PERCENT
                                            PROPERTIES        CENTERS       TOTAL         TOTAL
                                            ----------       ---------      -----        -------
       Same center...................        $ (0.5)          $ (0.1)       $ (0.6)        (2.7)%
       Acquisitions/Developments.....           0.2              2.2           2.4         10.8
                                             ------           ------        ------         ----
                                             $ (0.3)          $  2.1        $  1.8          8.1%
                                             ======           ======        ======         =====

Other revenues

         The $180,000 decrease in other revenues is primarily the result of increases in management fee revenues from unconsolidated joint ventures of $1.2 million and an increase of $410,000 in temporary tenant income at the Mall Properties, offset by a decrease of $2.0 million from the RPI Properties incentive management fee in 1996.

OPERATING EXPENSES

         Total operating expenses increased 8.6%, or $2.3 million, for the year ended December 31, 1997. Recoverable expenses increased $2.2 million, the provision for credit losses increased $170,000 and other operating expenses decreased $90,000 primarily as a result of the acquisition and development activities.

Recoverable expenses

Recoverable operating expenses increased 9.4%, or $2.2 million, for the year ended December 31, 1997.

                                                       INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------
                                              MALL          COMMUNITY                    PERCENT
                                           PROPERTIES        CENTERS         TOTAL        TOTAL
                                           ----------       ---------        -----       -------
         Same center..................      $ (0.7)          $ (0.1)        $ (0.8)        (3.4)%
         Acquisitions/Developments....         0.2              2.8            3.0         12.8
                                           -------           ------         ------         ----
                                            $ (0.5)          $  2.7         $  2.2          9.4%
                                            ======           ======         ======         ====


         The decrease in the same center expenses at the Mall Properties reflects a $1.0 million decrease in real estate taxes and a $330,000 increase in other operating expenses. Same center Community Center expenses reflect an increase in real estate taxes of $30,000 and a decrease of $120,000 in other operating expenses. The increase in recoverable operating expenses from acquisitions and developments was primarily the result of the RPI Properties acquisition.

Provision for credit losses

         The provision for credit losses was $2.2 million and represented 1.6% of tenant revenues for the year ended December 31, 1997, compared to 1.8% of tenant revenues for the year ended December 31, 1996.

Depreciation and amortization

         The $5.5 million increase in depreciation and amortization consists of an increase of $3.9 million from acquisitions (principally the RPI Properties), an increase of $450,000 from the opening of two new Community Centers, an increase of $710,000 in the core portfolio Properties and the balance from increased loan fee amortization on the Company's credit facility.

GENERAL AND ADMINISTRATIVE

         In the second quarter of 1996, the Company began to increase its staff levels to support the RPI Properties acquisition and expand development and construction activities. In addition, the Company formed GDC on October 16, 1996, and transferred 51 employees in the construction, development, leasing and legal departments to GDC. The GDC staff provides services to the Company, to ventures in which the Company has an ownership interest and to third parties for a fee. GDC, an unconsolidated non-qualified REIT subsidiary, is subject to federal income taxes. The Company also receives management fees for the services provided by its operations staff to ventures.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 43.9%, or $12.8 million, for the year ended December 31, 1997. The summary below identifies the increase by its various components (dollars in thousands).

                                                                         YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                             1997              1996             INC. (DEC.)
                                                             ----              ----             -----------
         Average loan balance.....................         $586,916          $421,661             $165,255
         Average rate.............................             7.66%             7.46%                0.20%
         Total interest...........................           44,970            31,456               13,514
         Less:  Capitalized interest..............           (3,053)           (3,394)                 341
         Add:  Amortization of rate buydown.......              776               776
         Other....................................             (547)              459               (1,006)
                                                          ---------         ---------            ---------
         Interest expense.........................        $  42,146         $  29,297            $  12,849
                                                          =========         =========            =========

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to secure other projects in these areas.

         On April 29, 1998, the Company elected to extend the term of its credit facility to July 31, 1999. The Company is currently in discussions with its bank group and expects to execute an 18 month extension of its credit facility prior to July 31, 1999. In June 1998, the Company, in connection with the Northtown Mall acquisition, secured a $40.0 million mortgage note payable which matures on August 30, 2001 and bears interest at LIBOR plus 125 points. In August 1998, the Company entered into a SWAP agreement which fixed the LIBOR rate at 5.662% per annum and fixed the interest rate on this note at 6.912% per annum. In July 1998, the Company, in connection with the Montgomery Mall acquisition, secured a $47.6 million mortgage note payable which matures in August 2028 with a prepayment option in August 2005 and bears interest at 6.740% per annum. In August 1998, the Company, in connection with the Weberstown Mall acquisition, assumed an existing mortgage of $11.5 million which matures in November 2016 and bears interest at 8.800% per annum. Also in August 1998, the Company refinanced a maturing $50.2 million mortgage note payable on Morgantown Mall, with a new $58.2 million mortgage note payable which matures in September 2028 with a prepayment option in September 2008 and bears interest at 6.890% per annum. In September 1998, the Company, in connection with the Lloyd Center acquisition, secured a $130.0 million mortgage note payable which matures in October 2001 and bears interest at LIBOR plus 125 basis points. The Company entered into an interest rate protection agreement for this loan which capped LIBOR at 7.750% per annum. Additionally, the Company entered into three short term notes payable agreements of $39.0 million, of which $10.0 million has a maturity date of March 15, 1999, $15.0 million has a maturity date of February 1999 and $14.0 million has a maturity date of April 13, 1999. The $15.0 million note payable was paid-off at maturity.

         Management anticipates that the funds available under its credit facility, its construction financing, long-term mortgage debt, venture structure for acquisitions and developments, the issuance of preferred and common stock and the proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the renovations, expansions and developments discussed herein. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has access to additional equity capital.

         At December 31, 1998, the Company's debt-to-total-market capitalization was 61.0%, as a result of a lower equity price for the Company's Shares and an increase in outstanding debt. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 1999.

         Net cash provided by operating activities for the twelve months ended December 31, 1998, was $76.8 million versus $56.4 million for the corresponding period of 1997. Net income adjusted for non-cash items accounted for a $20.3 million increase, while changes in operating assets and liabilities accounted for a $75,000 increase.

         Net cash used in investing activities for the twelve months ended December 31, 1998, was $409.0 million, and reflects additional direct investments in real estate assets, including the acquisition of Northtown Mall for approximately $54.0 million, Montgomery Mall for $70.0 million and Lloyd Center for $168.0 million and additional indirect investments in real estate through investments in unconsolidated entities of $75.6 million.

         Net cash provided by financing activities for the twelve months ended December 31, 1998, was $333.7 million. Cash was provided by net additional borrowings under the credit facility of $73.0 million and issuance of mortgage and notes payable of $390.0 million. Cash was used to fund distributions of $67.3 million and principal payments on mortgage and notes payable of $62.4 million.

ACQUISITION, EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its acquisition, expansion, renovation and development activities. Its business strategy is to grow the Company's assets and cash flow available to, among other things, provide for dividend requirements.

ACQUISITIONS

         During 1998, the Company completed certain strategic acquisitions which will complement and enhance its existing portfolio. On January 15, 1998, the Company, in a joint venture with Nomura, completed a transaction for the recapitalization of the ownership of the SuperMall of the Great Northwest in Seattle, Washington, for $103.0 million. The SuperMall of the Great Northwest consists of approximately 933,000 square feet of GLA including nine anchors. The Company has a 34.85% ownership interest in this Property.

         On March 31, 1998, the Company purchased an interest in a joint venture which owns Almeda Mall and Northwest Mall, both in Houston, Texas. The two Properties were previously purchased by Nomura on October 1, 1997 for $39.0 million. Almeda Mall consists of approximately 792,000 square feet of GLA including five anchors and Northwest Mall consists of approximately 799,000 square feet of GLA including four anchors. The Company had managed these Properties since November 1, 1997. The Company has a 20.0% ownership interest in the entity that owns these Properties.

         On June 1, 1998, the Company completed the acquisition of Northtown Mall in Blaine, Minnesota, for a purchase price of approximately $54.0 million. Northtown Mall consists of approximately 825,000 square feet of GLA and includes as anchors Best Buy, HomePlace, Kohl's, Mervyn's California and Montgomery Ward.

         On July 16, 1998, the Company completed the acquisition of Montgomery Mall in Montgomery, Alabama, for a purchase price of approximately $70.0 million. Montgomery Mall consists of approximately 728,000 square feet of GLA and includes as anchors Dillard's, Parisian and JCPenney.

         On August 1, 1998, the Company completed the acquisition of Weberstown Mall in Stockton, California, for a purchase price of approximately $23.0 million. Weberstown Mall has approximately 839,000 square feet of GLA and includes as anchors Barnes & Noble, Dillard's, JCPenney and Sears.

         On August 20, 1998, the Company, in a joint venture with Nomura completed the acquisition of Eastland Mall in Charlotte, North Carolina, for a purchase price of $54.0 million. The Company has a 20.0% ownership interest in the entity that owns this Property. Eastland Mall consists of approximately 1.1 million square feet of GLA and includes as anchors Belk, Dillard's, Ice Chalet, JCPenney and Sears.

         On September 15, 1998, the Company completed the acquisition of Lloyd Center in Portland, Oregon, for a purchase price of approximately $168.0 million. Lloyd Center consists of approximately 1.5 million square feet of GLA and includes as anchors Ice Chalet, Lloyd Mall Cinemas, Marshalls, Meier & Frank, Nordstrom and Toys "R" Us.

EXPANSIONS AND RENOVATIONS

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the Properties.

Grand Central Mall

         The expansion and renovation of this Mall Property located in Parkersburg, West Virginia, continues and will increase its GLA to approximately 900,000 square feet upon completion. The initial phase, which was completed in 1996, added a food court as well as relocated and enlarged the cinema. An approximately 23,500 square-foot OfficeMax opened in January 1998 and a new 83,000 square-foot Proffitt's opened in March 1998.

County Market will be relocating to a new 58,000 square-foot outparcel building currently under construction in March 1999 and the Company expects to retenant the existing 38,500 square-foot building in 1999.

Georgesville Square

         A new 63,000 square-foot 16-screen cinema opened in May 1998. The budgeted construction costs for the cinema totaled approximately $6.2 million, of which $5.6 million has been spent to date.

River Valley Mall

         In March 1998, the Company announced plans for an expansion at this Mall Property with the addition of an approximately 23,500 square-foot OfficeMax on one of the Property's outparcels, which opened in August 1998.

Indian Mound Mall

         The Company is in the process of expanding the existing Elder-Beerman store at this Mall Property by approximately 21,000 square feet of GLA. Upon completion in the first quarter of 1999, the mall's GLA will increase to approximately 564,000 square feet.

The Mall at Fairfield Commons

         The Company is in the process of expanding this Mall Property with the addition of an 89,000 square-foot Regal Cinemas on one of the Property's outparcels, which is expected to open in the second quarter of 1999.

DEVELOPMENTS

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 696,000 square-foot power Community Center in northern Columbus, Ohio. Upon completion, the Community Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, Kroger, opened in the fourth quarter of 1998 with the remainder of the space expected to open through the fall of 1999. The required equity for Polaris Towne Center was funded in the joint venture during 1998 and the joint venture has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, is currently developing a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the Mall Property and related infrastructure is underway and completion is projected for fourth quarter of 1999. The required equity for Jersey Gardens and off-site improvements have been funded. The Company has also arranged a construction loan facility for the project and has met the pre-leasing requirements of the loan.

 Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional Mall Property of approximately 1.5 million square feet in northern Columbus, Ohio. Polaris Fashion Place is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and four restaurants, which will be located across the street from Polaris Towne Center and is projected to open in 2001.

Carson

         The Company has a contingent contract to acquire the land for a value-oriented super-regional Mall Property located in Carson, California.

Bolingbrook

         In October 1998, the Company announced plans for the development of a
1.0 million square-foot super-regional Mall Property in the Chicago suburb of Bolingbrook, Illinois. The Company has obtained an option to acquire a 203-acre parcel as the site of this project, which could open in 2001.

Capital Invested in Real Estate

         Investment in real estate has increased $337.2 million since December 31, 1997 (in thousands):

NAME OF  PROPERTY/DESCRIPTION                                      COST                PROJECT TYPE
----------------------------------------------------------------------------------------------------
Northtown Mall                                                   $  53,902            Acquisition
Montgomery Mall                                                     70,567            Acquisition
Weberstown Mall                                                     26,454            Acquisition
Lloyd Center                                                       168,456            Acquisition
Georgesville Square                                                  3,738             Development
Grand Central Mall                                                   5,181         Renovation/Expansion
Indian Mound Mall                                                    1,774         Renovation/Expansion
The Mall at Fairfield Commons                                        1,484              Expansion
River Valley Mall                                                    1,557         Renovation/Expansion
Piedmont Plaza                                                     (10,414)               Sale
Capital Expenditures                                                 7,787             Various (1)
Various Properties, Net                                              6,733
                                                                  --------
                                                                  $337,219
                                                                  ========

(1) Capital expenditures include tenant improvements and tenant allowances on second generation space of $5,501 and routine, recurring maintenance capital expenditures that cannot be passed through to the tenants of $2,286.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended December 31, 1998 and 1997, represent 15.4 million square feet of GLA, or 84.9% of the 1998/1997 "same store" population.

                                                   MALL PROPERTIES                 COMMUNITY CENTERS
                                              -------------------------          ----------------------
     PROPERTY TYPE                            SALES PSF      % INCREASE          SALES PSF    %INCREASE
     -------------                            ---------      ----------          ---------    ---------
     Anchors............................       $ 164.83          (0.1)%           $ 239.12     2.7%
     Stores.............................       $ 266.48           3.8 %           $ 190.13     6.2%
     Total..............................       $ 213.87           2.1 %           $ 233.15     3.0%

      Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                            -------------------------------------------------------------
                                            12/31/98      9/30/98      6/30/98       3/31/98     12/31/97
                                            --------      -------      -------       -------     --------
     Mall Anchors........................     96.3%        96.5%        97.7%         97.6%        99.5%
     Mall Stores.........................     84.1%        82.5%        79.2%         79.8%        82.6%
     Mall Stores Comparable 12 Months....     84.1%        82.3%        82.8%         82.1%        82.6%
     Total Mall Portfolio................     91.8%        91.3%        91.0%         91.1%        93.3%

     Community Center Anchors............     98.7%        97.9%        97.9%         97.6%        97.3%
     Community Center Stores.............     90.2%        88.1%        87.6%         85.9%        85.9%
     Total Community Centers.............     96.7%        95.6%        95.5%         94.9%        94.7%
     Single Tenant Retail Properties.....     92.2%        92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     96.3%        95.3%        95.2%         94.6%        94.4%

(1) Occupancy statistics included in the above table are based on the total Company Portfolio which includes Properties owned by the Company and Properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers FFO to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the years ending December 31, 1998, 1997 and 1996 (in thousands):

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                 1998          1997          1996
                                                                 ----          ----          ----
Net income available to common shareholders...............       $20,911      $25,088       $27,781
Add back (less):
     Real estate depreciation and amortization............        32,151       25,283        20,173
     GRT share of joint venture depreciation
        and amortization..................................         8,628        2,660            43
     Gain on sale.........................................                      (155)
     Extraordinary item...................................           490
     Minority interest in partnership.....................         2,623        3,022         3,385
                                                                --------    ---------     ---------
Funds from operations.....................................       $64,803      $55,898       $51,382
                                                                 =======      =======       =======

         FFO increased 15.9%, or $8.9 million for the year ended December 31, 1998. The increase was the result of improved property net operating income of $28.7 million and an increase in the FFO from unconsolidated entities of $4.2 million, partially offset by increased interest expense of $6.7 million, and an increase in preferred stock dividends of $15.4 million.

         FFO increased 8.8%, or $4.5 million for the year ended December 31, 1997. The increase was the result of improved property net operating income of $20.1 million and an increase in the FFO from unconsolidated entities of $2.6 million, partially offset by increased interest expense of $12.8 million and an increase in preferred stock dividends of $4.4 million.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company has adopted SFAS No. 131 in its 1998 annual report on Form 10-K.

         In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarter of fiscal years beginning after June 15, 1999. The Company will be required to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

         The Company recognizes that Year 2000 issues may have an impact on its business, operations and financial condition. The Company has completed an assessment of its Year 2000 readiness with respect to all of its information technology ("IT") systems and the reliability and condition of its non-IT systems. The Company has obtained status updates regarding Year 2000 issues on these systems either via contacting the manufacturers and vendors, or by acquiring the necessary information from their websites.

         The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased systems. The Company has evaluated the Year 2000 compliance status of each vendor and believes that its existing systems and planned upgrades, to be completed by second quarter 1999, will be Year 2000 compliant. Implementation of planned upgrades will not result in significant additional cost to the Company. The Company does not have any mainframe/midrange computer codes to verify. The data generated using off-the-shelf packages is being analyzed and fixed to use the proper date format.

         All of the Company's servers and workstations use Intel based processors and the Company has used third party applications to verify these systems. Planned upgrades and new purchases have eliminated several non-compliant systems. The Company plans to phase-out the remaining older computers during the second quarter 1999. The majority of the remaining issues will be resolved via a planned upgrade to Windows 2000 and MS Office 2000 later this year. The Company is currently negotiating with IT firms to verify its tests and validate its correction and testing methods.

         The costs incurred by the Company at the present time have been internal costs only. The Company expects to spend no more than $30,000 for outside consultants to give additional assurance on its IT systems. The source of these funds will be from operations. The significant risks to the Company in the event that Year 2000 issues are not identified and corrected include the possibility that IT system problems could cause delays or errors in processing financial and operation information. The Year 2000 issue has not affected any of the Company's IT system decisions. At the present time the Company has planned upgrades in progress that will not be delayed or accelerated due to Year 2000 issues.

         The Company's contingency plan recognizes that the biggest exposures are non-IT systems which may result in Year 2000 issues. These exposures are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls, as well as our reliance on outside contractors for services such as security, janitorial and exterior maintenance. At the present time, the Company has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems. If failure does incur in any of these provided services as a result of Year 2000 issues, the Company is prepared to correct the problem with manual labor, either hired or internally which could cause a short term limitation in the efficiency of the Company's Properties operations.

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

         Inflation may however, have a negative impact on some of the Company's other operating items. Interest expense and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at December 31, 1998, and which are sensitive to changes in interest rates. The Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the 30-day forward LIBOR rate which at December 31, 1998 was 5.113%.

         In August 1998, the Company entered into a three-year interest-rate swap agreement which fixed LIBOR at 5.662% per annum on a notional amount of $40,000. In September 1998, the Company also entered into a three-year interest rate protection agreement on $130,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 7.750% per annum. Both of these agreements have been reflected in the table below.

All amounts are reflected in thousands:

                                                                                                           FAIR
                               1999      2000         2001       2002     2003    THEREAFTER    TOTAL      VALUE
                               ----      ----         ----       ----     ----    ----------    -----      -----
LIABILITIES:
   Fixed rate............  $ 78,065   $ 133,045   $  66,005    $58,216   $43,116   $201,510    $579,957     $582,433
   Average interest rate.     7.259%      7.729%      7.934%     8.289%    7.183%     6.745%      7.253%
   Variable rate.........  $284,055                $130,000                                    $414,055     $414,055
   Average interest rate.     7.163%                  6.363%                                      6.913%

INTEREST RATE DERIVATIVES:

   Notional amount.......  $170,000    $170,000    $170,000                                    $170,000     $   (572)
   Average pay rate......     5.242%      5.242%      5.242%                                      5.242%
   Average receive rate..     5.113%      5.113%      5.113%                                      5.113%

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Trustees and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 12, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS                                                       PAGE NUMBER
                  --------------------                                                       -----------
                   - Report of Independent Accountants..................................         44
                   - Glimcher Realty Trust Consolidated Balance Sheets as of
                     December 31, 1998 and 1997.........................................         45
                   - Glimcher Realty Trust Consolidated Statements of Operations
                       for the years ended December 31, 1998, 1997 and 1996.............         46
                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity ended December 31, 1998, 1997 and 1996......................         47
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 1998, 1997 and 1996.............         48
                   - Notes to Consolidated Financial Statements.........................         49
         (2)   FINANCIAL STATEMENT SCHEDULE
                   - Schedule III - Real Estate and Accumulated Depreciation............         64
                   - Notes to Schedule III..............................................         73

         (3)      EXHIBITS

                  3.1 Amended and Restated Declaration of Trust of Glimcher Realty Trust. (2)

                  3.2      Bylaws, as amended. (2)

                  3.3 Amendment to the Company's Amended and Restated Declaration of Trust. (1)

                  3.4 Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.5 Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.6 Amendment No.1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.7 Amendment No.2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.8 Amendment No.3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.9 Amendment No.4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  4.1 Specimen Certificate for Common Shares of Beneficial Interest. (2)

                  4.2 Specimen Certificate evidencing 34,000 Shares of Series A Convertible Preferred Shares. (8)

                  4.3 Specimen Certificate evidencing Series A-1 Convertible Preferred Shares. (11)

                  4.4 Specimen Certificate evidencing 9 1/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

                  4.5 Specimen Certificate evidencing Series C Convertible Preferred Shares. (13)

                  4.6 Specimen Certificate evidencing 56,000 Shares of Series D Convertible Preferred Shares of Beneficial interest. (14)

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

                  10.21    Glimcher Realty Trust 1993 Trustee Share Option Plan.
                           (2)

                  10.22 First Amended and Restated Loan Agreement dated as of June 30, 1995, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank, Society National Bank and a Bank Group. (3)

                  10.23 Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to The Huntington National Bank. (3)

                  10.24 Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to Society National Bank. (3)

                  10.25 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of The Huntington National Bank. (3)

                  10.26 Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of The Huntington National Bank.(3)

                  10.27 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of Society National Bank.(3)

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

                  10.42 Second Amendment to First Amended and Restated Loan Agreement. (7)

                  10.43 Second Amended and Restated Loan Agreement dated as of May 15, 1997, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank, ("Huntington"), KeyBank National Association ("KeyBank"), Fleet National Bank ("Fleet"), Star Bank, National Association ("Star"), PNC Bank, National Association ("PNC"), The Provident Bank ("Provident"), National City Bank of Columbus ("National City") and Bankers Trust Company ("Bankers Trust"). (9)

                  10.44 Form of Revolving Note for each of the eight (8) individual notes, dated May 15, 1997, and executed by Glimcher Properties Limited Partnership. (9)

                           a.  Huntington in the amount of $32.5 million;
                           b.  KeyBank in the amount of $32.5 million;
                           c.  Fleet in the amount of $20 million;
                           d.  Star in the amount of $20 million;
                           e.  PNC in the amount of $25 million;
                           f.  Provident in the amount of $10 million;
                           g.  National City in the amount of $20 million; and
                           h.  Bankers Trust in the amount of $30 million.

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

                  10.48 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (13)

                  10.49 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William G. Cornely. (13)

                  10.50 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William R. Husted. (13)

                  10.51 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (13)

                  10.52 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (13)

                  10.53 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Timothy C. Getz. (13)

                  10.54 Underwriting Agreement, dated as of September 30, 1997, among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Prudential Securities Incorporated. (10)

                  10.55 Amendment No. 1 dated as of November 6, 1997 to Securities Purchase Agreement among Partnership Acquisition Trust II, Glimcher Properties Limited Partnership and Glimcher Realty Trust, dated November 26, 1996. (11)

                  10.56 Articles Supplementary classifying 5,520,000 Shares of beneficial interest on Series B Cumulative Redeemable Preferred Shares of Beneficial Interest.
                           (13)

                  10.57 Articles Supplementary designating 40,000 Shares of Series A-1 Convertible Preferred Shares Beneficial Interest. (13)

                  10.58 Articles Supplementary designating 56,000 Shares of Series C Convertible Preferred Shares Beneficial Interest. (13)

                  10.59 Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars ($64,898,546). (12)

                  10.60 Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (12)

                  10.61    Glimcher Realty Trust 1997 Incentive Plan. (13)

                  10.62 Articles Supplementary designating 56,000 Shares of Series D Convertible Preferred Shares of Beneficial interest. (14)

                  10.63 Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC. (13)

                  10.64 Promissory Note dated as of June 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifty million dollars ($50,000,000).

                  10.65 Mortgage, assignment of leases and rents and security agreement to Nomura Asset Capital Corporation dated as of June 1, 1998.

                  10.66 Promissory Note dated as of June 1, 1998, issued by Glimcher Northtown Venture, LLC in the amount of forty million dollars ($40,000,000).

                  10.67 Mortgage, assignment of leases and rents, security agreement and fixture financing statement by Glimcher Northtown Venture, LLC to Nomura Asset Capital Corporation dated as of June 1, 1998.

                  10.68 Promissory note dated as of July 15, 1998, issued by Montgomery Mall Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000).

                  10.69 Mortgage and security agreement by Montgomery Mall Associates Limited Partnership to Lehman Brothers Holdings, Inc. dated as of July 15, 1998.

                  10.70 Promissory note dated as of July 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifteen million dollars ($15,000,000).

                  10.71 Mortgage loan assumption agreement by and among Weberstown Shopping Center, Center Properties, Weberstown Mall, LLC and Aid Association for Lutherans dated as of August 1, 1998.

                  10.72 Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000).

                  10.73 Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998.

                  10.74 Promissory Note dated as of September 15, 1998, issued by Glimcher Lloyd Venture, LLC in the amount of one hundred thirty million dollars ($130,000,000).

                  10.75 Mortgage loan cooperation agreement to Goldman Sachs Mortgage Company dated as of September 15, 1998.

                  10.76 Promissory Note dated as of September 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of ten million dollars ($10,000,000).

                  10.77 Promissory Note dated as of October 13, 1998, issued by Glimcher Properties Limited Partnership in the amount of fourteen million dollars ($14,000,000).

                  10.78 Mortgage, assignment of rents and security agreement by Glimcher Development Corporation to The Huntington National Bank dated as of October 13, 1998.

                  10.79 Mortgage, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998.

                  10.80 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998.

                  10.81 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998.

                  10.82 Mortgage loan to Bankers Trust Company for Ohio property, dated as of October 30, 1998.

                  10.83 Mortgage loan to Bankers Trust Company for Kansas property, dated as of October 30, 1998.

                  10.84 Mortgage loan to Bankers Trust Company for New York property, dated as of October 30, 1998.

                  10.85 Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000).

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

         (9) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission June 23, 1997.

         (10) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 4, 1997.

         (11) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 14, 1997.

         (12) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 31, 1997.

         (13) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

         (14) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 11, 1998.

        (b)    REPORTS ON FORM 8-K
               -------------------

               During the fiscal year ended December 31, 1998, the Company filed the following Reports on Form 8-K.

                  - Form 8-K/A dated January 27, 1998, filed January 28, 1998.
                  - Form 8-K dated June 19, 1998, filed June 19, 1998.
                  - Form 8-K dated September 29, 1998, filed September 29, 1998.
                  - Form 8-K/A dated October 1, 1998, filed October 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GLIMCHER REALTY TRUST

                                     /s/  Herbert Glimcher
                                    -------------------------------------------
                                     Herbert Glimcher
                                     Chairman of the Board, President and Chief
                                     Executive Officer
                                     March 9, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                            TITLE                            DATE
---------                                                            -----                            ----
 /s/ Herbert Glimcher                                  Chairman of The Board, President          March 9, 1999
--------------------------------------------------    Chief Executive Officer (Principal
Herbert Glimcher                                        Executive Officer) and Trustee


 /s/ William G. Cornely                                Senior Executive Vice President,          March 9, 1999
-------------------------------------------------           Chief Operating Officer
William G. Cornely                                        and Chief Financial Officer


/s/ William R. Husted                                        Senior Vice President               March 9, 1999
--------------------------------------------------        of Construction and Trustee
William R. Husted


/s/ Michael P. Glimcher                                      Senior Vice President               March 9, 1999
-------------------------------------------------              of Development,
Michael P. Glimcher                                           Leasing and Trustee


 /s/ Philip G. Barach                                      Member, Board of Trustees             March 9, 1999
--------------------------------------------------
Philip G. Barach


 /s/ Oliver Birckhead                                      Member, Board of Trustees             March 9, 1999
--------------------------------------------------
Oliver Birckhead


 /s/ E. Gordon Gee                                         Member, Board of Trustees             March 9, 1999
--------------------------------------------------
E. Gordon Gee


 /s/ David J. Glimcher                                     Member, Board of Trustees             March 9, 1999
--------------------------------------------------
David J. Glimcher


/s/ Alan R. Weiler                                         Member, Board of Trustees             March 9, 1999
--------------------------------------------------
Alan R. Weiler


/s/ Harvey Weinberg                                        Member, Board of Trustees             March 9, 1999
--------------------------------------------------
Harvey Weinberg

                           REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Trustees and Shareholders of Glimcher Realty Trust


         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)
(2) present fairly, in all material respects, the information set forth therein. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Columbus, Ohio
February 15, 1999
   except for the last paragraph of Note 5, for which the date is March 9, 1999

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                     1998               1997
                                                                                     ----               ----
Investment in real estate:
   Land................................................................         $  171,266        $    92,247
   Buildings, improvements and equipment...............................          1,240,121            976,645
   Developments in progress:
    Land ..............................................................              6,183              6,541
    Developments.......................................................             11,071             15,989
                                                                                ----------         ----------
                                                                                 1,428,641          1,091,422
   Less accumulated depreciation.......................................            137,229            107,611
                                                                                ----------         ----------
    Net investment in real estate......................................          1,291,412            983,811
Cash and cash equivalents..............................................              8,949              7,434
Cash in escrow.........................................................             11,327              7,668
Investment in unconsolidated entities..................................            200,205            118,195
Tenant accounts receivable, net........................................             29,050             23,507
Deferred expenses, net.................................................             10,742              7,980
Prepaid and other assets...............................................              6,810             15,203
                                                                                ----------         ----------
                                                                                $1,558,495         $1,163,798
                                                                                ==========         ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.................................................         $  831,011         $  501,688
Notes payable..........................................................            163,000             90,000
Accounts payable and accrued expenses..................................             31,927             25,069
Distributions payable..................................................             18,126             14,079
                                                                                ----------          ---------
                                                                                 1,044,064            630,836
Commitments and contingencies

Minority interest in partnership.......................................             33,356             31,907

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares of beneficial interest,
     $0.01 par value, 90,000 shares issued and
     outstanding as of December 31, 1998 and 1997, respectively........             90,000             90,000

Shareholders' equity:
   Series B cumulative preferred shares of beneficial
     interest, $0.01 par value, 5,118,000 shares issued and outstanding            127,950            127,950
   Common shares of beneficial interest, $0.01 par value, 23,711,098 and 23,669,960 shares  issued and outstanding as of December 31,
     1998 and 1997, respectively.......................................                237                237
  Additional paid-in capital...........................................            353,117            348,433
  Distributions in excess of accumulated earnings......................            (90,229)           (65,565)
                                                                                ----------         ----------
                                                                                $1,558,495         $1,163,798
                                                                                ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                           1998             1997         1996
                                                                           ----             ----         ----
Revenues:
     Minimum rents....................................................    $131,918       $107,895    $   87,660
     Percentage rents.................................................       4,989          3,499         2,896
     Tenant recoveries................................................      37,928         24,186        22,384
     Other............................................................       9,256          4,558         4,738
                                                                         ---------      ---------    ----------
       Total revenues.................................................     184,091        140,138       117,678
                                                                         ---------      ---------    ----------
Operating expenses:
     Real estate taxes................................................      16,662         10,868        10,233
     Recoverable operating expenses...................................      24,866         15,515        13,893
                                                                         ---------      ---------    ----------
                                                                            41,528         26,383        24,126
     Other operating expenses.........................................       3,296          3,165         3,086
                                                                         ---------      ---------    ----------
       Total operating expenses.......................................      44,824         29,548        27,212
                                                                         ---------      ---------    ----------

       Property net operating income..................................     139,267        110,590        90,466

Depreciation and amortization.........................................      35,825         27,869        22,418
General and administrative............................................      10,011          8,286         9,371
Gain on sales of property/outparcels..................................                        155         1,506
Interest income.......................................................       1,883          1,032           506
Interest expense......................................................      48,823         42,146        29,297
Equity in income (loss) of unconsolidated entities....................      (2,388)          (661)           42
Minority interest in operating partnership............................       2,623          3,022         3,385
                                                                         ---------      ---------    ----------
Income before extraordinary item......................................      41,480         29,793        28,049
Extraordinary item:
    Extinguishment of debt prepayment fees and write-off of
      deferred financing fees.........................................         490
                                                                         ---------      ---------    ----------
       Net income.....................................................      40,990         29,793        28,049
Preferred stock dividends.............................................      20,079          4,705           268
                                                                         ---------      ---------    ----------
       Net income available to common shareholders....................   $  20,911      $  25,088    $   27,781
                                                                         =========      =========    ==========

Earnings per share before extraordinary item (basic and diluted)......   $    0.90      $    1.12    $     1.27
Extraordinary item ...................................................        0.02
                                                                         ---------      ---------    -----------
Earnings per share (basic and diluted)................................   $    0.88      $    1.12    $     1.27
                                                                         =========      =========    ==========

Cash distributions declared per common share of beneficial interest...   $  1.9232      $  1.9232    $   1.9232
                                                                         =========      =========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                           COMMON SHARES OF
                                               SERIES A-1 AND D      SERIES B            BENEFICIAL INTEREST
                                                 CONVERTIBLE        CUMULATIVE         -----------------------
                                               PREFERRED SHARES  PREFERRED SHARES       SHARES         AMOUNT
                                               ---------------- -----------------       ------         ------

         Balance, December 31, 1995........                                           21,881,921        $219
                                                                                      ----------        ----

 Distributions declared, $1.9232 per share.
 Proceeds from Distribution Reinvestment
  and Share Purchase Plan                                                                  3,540
 Other issuance of shares..................                                                3,470
 Preferred equity..........................        $34,000
 Preferred stock dividends declared........
 Net income................................
                                                   -------                            ----------        ----
Balance, December 31, 1996.................         34,000                            21,888,931         219
                                                   -------                            ----------        ----

 Distributions declared, $1.9232 per share.
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan                                                                11,211
 Other issuance of shares..................                                               19,818
 Proceeds from Series B public offering....                         $ 127,950
 Net proceeds from public offering.........                                            1,750,000          18
 Preferred equity..........................         56,000
 Preferred stock dividends declared........
 Net income................................
 Transfer to minority interest in partnership.
                                                   -------          ---------         ----------        ----
Balance, December 31, 1997.................         90,000            127,950         23,669,960         237
                                                   -------          ---------         ----------        ----

 Distributions declared, $1.9232 per share
 Proceeds from Distribution Reinvestment
  and Share Purchase Plan                                                                 19,103
 Other issuance of shares..................                                               16,921
 OP unit conversion........................                                                5,114
 Additional OP units issued ...............
 Preferred stock dividends declared........
 Net income................................
 Transfer to minority interest in partnership.
                                                   -------          ---------         ----------        ----
Balance, December 31, 1998.................        $90,000          $ 127,950         23,711,098        $237
                                                   =======          =========         ==========        ====





                                                                  DISTRIBUTIONS
                                                 ADDITIONAL       IN EXCESS OF
                                                   PAID-IN         ACCUMULATED
                                                   CAPITAL          EARNINGS        TOTAL
                                                 ----------        -----------    ----------

         Balance, December 31, 1995........         $316,558        $  (32,086)   $  284,691
                                                    --------        ----------     ----------

 Distributions declared, $1.9232 per share.                            (42,096)      (42,096)
 Proceeds from Distribution Reinvestment
  and Share Purchase Plan                                 60                              60
 Other issuance of shares..................               55                              55
 Preferred equity..........................                             (1,280)       32,720
 Preferred stock dividends declared........                               (268)         (268)
 Net income................................                             28,049        28,049
                                                    --------        ----------    ----------
Balance, December 31, 1996.................          316,673           (47,681)      303,211
                                                    --------        ----------    ----------

 Distributions declared, $1.9232 per share.                            (42,972)      (42,972)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan                               232                             232
 Other issuance of shares..................              342                             342
 Proceeds from Series B public offering....           (4,878)                        123,072
 Net proceeds from public offering.........           37,828                          37,846
 Preferred equity..........................                                           56,000
 Preferred stock dividends declared........                             (4,705)       (4,705)
 Net income................................                             29,793        29,793
 Transfer to minority interest in partnership.        (1,764)                         (1,764)
                                                    --------        ----------    ----------
Balance, December 31, 1997.................          348,433           (65,565)      501,055
                                                    --------        ----------    ----------

 Distributions declared, $1.9232 per share                             (45,575)      (45,575)
 Proceeds from Distribution Reinvestment
  and Share Purchase Plan                                275                             275
 Other issuance of shares..................              209                             209
 OP unit conversion........................               16                              16
 Additional OP units issued ...............            4,235                           4,235
 Preferred stock dividends declared........                            (20,079)      (20,079)
 Net income................................                             40,990        40,990
 Transfer to minority interest in partnership.           (51)                            (51)
                                                    --------        ----------    ----------
Balance, December 31, 1998.................         $353,117        $  (90,229)   $  481,075
                                                    ========        ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                          1998            1997           1996
                                                                          ----            ----           ----
Cash flows from operating activities:
 Net income...................................................       $    40,990     $   29,793      $   28,049
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for doubtful accounts..........................             1,670          2,242           2,072
     Depreciation and amortization............................            35,825         27,869          22,418
     Equity in (income) loss of unconsolidated entities.......             2,388            661             (42)
     Other non-cash expenses..................................               537            776             816
     Minority interest in partnership.........................             2,623          3,022           3,385
     Gains on sales of outparcels.............................                             (155)         (1,506)
     Extraordinary loss on long term debt extinguishment......               490
 Net changes in operating assets and liabilities:
     Tenant accounts receivable, net..........................            (7,217)        (4,759)         (7,222)
     Deferred expenses, prepaid and other assets..............            (2,723)         1,065            (898)
     Accounts payable and accrued expenses....................             2,213         (4,108)         (5,050)
                                                                     -----------    -----------    ------------

        Net cash provided by operating activities.............            76,796         56,406          53,918
                                                                      ----------     ----------      ----------

Cash flows from investing activities:
 Additions to investment in real estate.......................           (32,570)       (26,909)        (36,615)
 Acquisition of properties....................................          (296,393)      (122,579)        (88,482)
 Investment in unconsolidated entities........................           (75,581)       (77,505)         41,309
 Proceeds from sales of properties/outparcels.................                              253           4,330
 Withdrawals from (payments to) cash in escrow................               379         (1,875)            997
 Additions to deferred expenses, prepaid and other assets.....            (4,786)       (16,208)           (172)
                                                                   -------------    -----------    ------------

        Net cash used in investing activities.................          (408,951)      (244,823)       (161,251)
                                                                     -----------     ----------       ---------

Cash flows from financing activities:
 Proceeds from (payments to) revolving line of credit, net....            73,000        (13,000)        (69,800)
 Proceeds from issuance of mortgages and notes payable........           390,006         76,538          58,128
 Principal payments on mortgage and notes payable.............           (62,422)       (43,497)         (3,155)
 Net proceeds from issuance of common shares..................               420         38,418              77
 Net proceeds from issuance of redeemable preferred shares...                           179,072          32,720
 Cash distributions...........................................           (67,334)       (50,648)        (47,101)
                                                                    ------------     ----------    ------------

        Net cash provided by financing activities.............           333,670        186,883         110,469
                                                                      ----------     ----------      ----------

Net change in cash and cash equivalents.......................             1,515        (1,534)           3,136

Cash and cash equivalents, at beginning of period.............             7,434          8,968           5,832
                                                                    ------------   ------------    ------------

Cash and cash equivalents, at end of period...................       $     8,949    $     7,434     $     8,968
                                                                     ===========    ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Mall Properties") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 1998, the Company, managed and leased a total of 125 Properties, 116 of which were wholly owned and nine of which were partially owned in ventures, consisting of 21 Mall Properties and 104 Community Centers. Glimcher Properties Limited Partnership (the "Operating Partnership") also holds substantially all of the economic interest in Glimcher Development Corporation ("GDC"), a non-qualified REIT subsidiary which provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of GRT, the Operating Partnership (88.9% owned by GRT at December 31, 1998 and 90.1% at December 31, 1997), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies, (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, and Glimcher Lloyd Venture, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Real Estate

         Real estate assets including acquired assets, are stated at cost. Costs incurred for the development, construction and improvement of Properties are capitalized, including direct costs incurred by GRT for these activities. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Depreciation expense is computed using the straight-line method and estimated useful lives for building and improvements of 40 years and equipment and fixtures of five to 10 years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the remaining life of the initial terms of each lease. Maintenance and repairs are charged to expense when incurred.

         Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of. " This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. The carrying amounts approximate fair value.

Cash in Escrow

         Cash in escrow consists primarily of cash held for real estate taxes, insurance and Property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized on a straight-line basis over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $11,927 and $12,187 as of December 31, 1998 and 1997, respectively.

Derivative Financial Instruments

         Gains and losses related to interest rate swaps, caps, collars and floors are recognized as an adjustment to interest expense over the life of the agreement. Any premiums paid are recorded as assets and amortized over the life of the underlying derivative agreement.

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases which approximate a straight-line basis. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are accrued.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $3,995, $5,030 and $4,463 as of December 31, 1998, 1997 and 1996, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Costs                                                                   YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                          1998          1997             1996
                                                                          ----          ----             ----
                  Interest capitalized........................          $  6,666      $  3,053         $  3,394
                  Interest expense............................            48,306        41,370           28,521
                  Amortization of interest rate buydown.......               517           776              776
                                                                         -------       -------          -------
                  Total interest costs........................           $55,489       $45,199          $32,691
                                                                         =======       =======          =======

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. The majority of the advertising expenses incurred are recovered from the tenants through lease obligations. Net advertising expense was $79, $269 and $308 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $3,390, $5,991 and $5,617 were accrued for real estate improvements and other assets as of December 31, 1998, 1997 and 1996, respectively.

         GRT, through the Operating Partnership, acquired four Mall Properties during the year ended December 31, 1998. The purchase price included cash of $296,393 and the assumption of net liabilities of $27,539. GRT, through the Operating Partnership, acquired one Mall Property during the year ended December 31, 1997. The purchase price included cash of $122,579 and the assumption of net liabilities of $606. GRT, through the Operating Partnership, acquired 23 Community Centers during the year ended December 31, 1996. The purchase price included cash of $88,482 and the assumption of net liabilities of $125,738.

         Share distributions of $11,400, $11,381 and $10,524 and Operating Partnership distributions of $1,429, $1,252 and $1,252 had been declared but not paid as of December 31, 1998, 1997 and 1996, respectively. Series A-1 convertible preferred share distributions of $883, $734 and $268 had been declared but not paid as of December 31, 1998, 1997 and 1996, respectively. Series D convertible preferred share distributions of $1,454 and $355 had been declared but not paid as of December 31, 1998 and 1997, respectively. Series B cumulative preferred share distributions of $2,959 and $357 had been declared but not paid as of December 31, 1998 and 1997, respectively.

         Amounts paid for interest were $46,384, $44,935 and $30,295 in 1998, 1997 and 1996, respectively.

         Amounts paid for state and local income taxes were $1,017, $878 and $572 in 1998, 1997 and 1996, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1998 presentation.

3.       MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 1998 AND 1997 CONSIST OF THE
         FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-----------------------------------------------------------------------------------------------------------------------
                                        1998          1997         1998        1997
                                        ----          ----         ----        ----
Grand Central Limited Partnership    $ 25,000       $ 25,000      6.935%      6.935%     (a)     $25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan A..      40,000         40,000      6.995%      6.995%     (a)      40,000   Feb. 1, 1999
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P.............      76,000         76,000      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Morgantown Mall Associates L.P...      58,214         50,200      6.890%      7.500%     (b)        (c)        (c)
University Mall Limited Partnership    70,695         71,376      7.090%      7.090%     (b)        (d)        (d)
Northtown Mall, LLC..............      40,000                       (e)                  (a)     40,000   Aug. 30, 2001
Montgomery Mall Associates, LP...      47,602                     6.740%                 (b)        (f)        (f)
Weberstown Mall .................      11,520                     8.800%                 (b)              Nov. 15, 2016
Glimcher Lloyd Venture, LLC......     130,000                       (g)                  (a)     130,000  Oct. 11, 2001
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Other Mortgage Notes.........     101,925        113,872        (h)         (h)      (b)      91,229       (i)
    Other Bridge Facilities......      89,000                       (j)                  (a)      89,000       (k)
    Tax Exempt Bonds.............      19,000                     6.000%                 (n)              Nov. 1, 2028
    Construction Loans...........      32,055         35,240        (l)         (l)      (a)                   (m)
                                     --------       --------
Total Mortgage Notes Payable.....    $831,011       $501,688
                                     ========       ========


(a)      The loan requires monthly payments of interest only.
(b)      The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) Interest rate of LIBOR (fixed at 5.662% until maturity) plus 125 basis points (6.912% at December 31, 1998).
(f) The loan matures in August 2028, with an optional prepayment date in 2005.
(g) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (6.790% at December 31, 1998).
(h)      Interest rates ranging from 7.375% to 9.125%.
(i)      Final maturity dates ranging from June 1999 to April 2016.
(j) Interest rates of LIBOR plus 160-575 basis points (7.147% - 11.375% at December 31, 1998).
(k)      Final maturity dates ranging from February 1999 to July 1999.
(l) Interest rates of 7.626% at December 31, 1998 and ranging from 7.688% to 8.000% in 1997.
(m) Maturity dates ranging from October 1999 to November 1999 with one year extension options.
(n)      The loan requires semi-annual payments of interest.

         All mortgage notes payable are collateralized by certain Properties owned by the respective partnerships. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 1998, are as follows:
1999-$199,120; 2000-$133,045; 2001-$196,005; 2002-$58,216; 2003-$43,116;
thereafter-$201,510.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         In May 1997, the Company amended its revolving line of credit (the "Credit Facility") to (i) increase the amount the Company can borrow thereunder to $190,000, (ii) extend the term of the Credit Facility to July 31, 1998, which term could be extended to July 31, 1999, (iii) reduce the interest rate schedule, and (iv) grant first mortgage liens on 11 Properties. On April 29, 1998, the Company extended the term of the Credit Facility to July 31, 1999. Borrowings under the Credit Facility currently bear interest at a rate equal to LIBOR plus 170 basis points per annum (6.8125% at December 31, 1998 and 7.4375% at December 31, 1997). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company. During 1998 and 1997, the weighted average interest rate was 7.241% and 7.465%, respectively.

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


         At December 31, 1998, the balance outstanding on the Credit Facility was $163,000. In addition, $1,725 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 1998, the unused balance of the Credit Facility available to the Company was $25,275.

5.       SERIES A-1, B, D AND E PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares or one or more series of preferred shares of beneficial interest.

         On November 27, 1996, the Company sold 34,000 of its Series A convertible preferred shares. On November 7, 1997, the Series A preferred shares were exchanged for Series A-1 preferred shares (the "A-1 Preferred Shares") having substantially the same terms. Distributions on the A-1 Preferred Shares are paid quarterly based upon 90-day LIBOR plus a spread based on leverage (10.163% at December 31, 1998 and 8.631% at December 31, 1997). The Company may redeem the A-1 Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in November 2001, the A-1 Preferred Shares are convertible into the number of shares obtained by dividing the liquidation preference by the conversion price per share. The conversion price per share is the product of (i) the average market price per share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%.

         On December 5, 1997, the Company sold 56,000 shares of its Series C convertible preferred shares. On June 4, 1998, the Series C convertible preferred shares were converted to Series D convertible preferred shares (the "D Preferred Shares") having substantially the same terms. Terms of the D Preferred Shares are substantially the same as the A-1 Preferred Shares except that the holder can redeem the shares beginning in December 2002.

         On November 17, 1997, the Company completed a $120,000 public offering of 4,800,000 shares of 9 1/4% Series B cumulative preferred shares of beneficial interest (the "B Preferred Shares"). On November 25, 1997, the Company sold an additional 318,000 B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the B Preferred Shares are payable quarterly in arrears. The Company generally may redeem the B Preferred Shares anytime on or after November 15, 2002, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the"Plan") pursuant to which a distribution will be made of one preferred share purchase right (a "Right") for each outstanding common share. The distribution is payable on March 22, 1999 to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the "Preferred Shares"), at a price of $55.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire, beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an "Acquiring Person"). Alternatively each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the right to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to manage interest rate risks associated with long-term, floating rate debt. In August 1998, the Company entered into a three-year interest rate swap agreement which fixed LIBOR at 5.662% per annum on a notional amount of $40,000. In September 1998, the Company also entered into a three-year interest rate protection agreement on $130,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 7.750% per annum. The Company is exposed to credit loss in the event of non-performance by the obligors. However, the Company does not anticipate non-performance by the obligors.

7.       RENTALS UNDER OPERATING LEASES

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2025. The minimum future base rentals under non-cancelable operating leases as of December 31, 1998 are as follows:

                  1999..................................       $  141,638
                  2000..................................          132,811
                  2001..................................          121,485
                  2002..................................          111,033
                  2003..................................           96,851
                  Thereafter............................          566,684
                                                               ----------
                                                               $1,170,502
                                                               ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,115, $1,324 and $1,747 for the years ended December 31, 1998, 1997 and 1996, respectively.

         In 1998 and 1997, no tenant collectively accounted for more than 10.0% of rental income. In 1996, Kmart represented approximately 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                                  DECEMBER 31,
                                                       ---------------------------------
                                                          1998                    1997
                                                       ----------            -----------
Assets:
     Investment properties at cost, net...........      $ 675,993             $  357,416
     Other assets.................................         41,701                 19,423
                                                       ----------            -----------
                                                        $ 717,694             $  376,839
                                                        =========             ==========
Liabilities and Members' Equity:
     Mortgage note payable........................      $ 401,927             $  205,058
     Accounts payable and accrued expenses........        113,837                 25,813
                                                       ----------            -----------
                                                          515,764                230,871
     Members' equity..............................        201,930                145,968
                                                       ----------             ----------
                                                        $ 717,694             $  376,839
                                                        =========             ==========
Operating Partnership's Share of:
     Members' equity..............................      $ 136,645             $  111,529
                                                        =========             ==========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
     INVESTMENT IN UNCONSOLIDATED ENTITIES:

     Members' equity..............................      $ 136,645             $  111,529
     Advances and additional costs................         63,560                  6,666
                                                        ---------             ----------
     Investment in unconsolidated entities........      $ 200,205             $  118,195
                                                        =========             ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                  1998                   1997
                                                                             -------------           ------------
Total revenues.........................................................       $   85,662           $       26,427
Operating expenses.....................................................          (43,160)                 (13,608)
                                                                             -----------             ------------
Net operating income...................................................           42,502                   12,819
Depreciation and amortization..........................................          (14,784)                  (4,039)
Interest expense.......................................................          (25,564)                  (7,569)
                                                                             -----------            -------------
Net income.............................................................      $     2,154            $       1,211
                                                                             ===========            =============
Operating Partnership's share of net loss..............................      $    (2,388)           $        (661)
                                                                             ===========            =============

9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed GDC, an unconsolidated non-qualified REIT subsidiary which is owned by the Operating Partnership, Herbert Glimcher and Michael P. Glimcher. The Operating Partnership holds 95.0% of the ownership interest; the Glimchers hold 100.0% of the voting interest and 5.0% of the ownership interest. GDC provides services for a fee, to the Company, to ventures in which the Company has an ownership interest and to third parties. In 1998 and 1997, GDC recognized fee income of $8,893 and $1,293, respectively, for services provided to these ventures.

         The Company reimbursed The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI") $2 and $36 in 1998 and $11 and $179 in 1997, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI; GDC reimbursed the same two companies $5 and $688 in 1998 and $25 and $895 in 1997, respectively. In 1996, the Company purchased a parcel of land from TGC for $215 and reimbursed TGC and CFI $20 and $59, respectively.

         Effective January 1994, the Company engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 1998, 1997 and 1996 were approximately $179, $137 and $128, respectively.

         Certain of the properties also have tenants in which officers of GRT hold a financial interest. Annual base minimum rents and tenant accounts receivable from these tenants are as follows:

                                                                                    YEAR  ENDED DECEMBER 31,
                                                                                  ---------------------------
                                                                                  1998        1997       1996
                                                                                  ----        ----       ----
         Minimum rents.....................................................       $506        $559       $580
         Tenant accounts receivable (payable)..............................        162          (9)        27

10.      COMMITMENTS

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, eight of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $2 to $60 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 1998 are as follows:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              OFFICE LEASE       GROUND LEASES
                                                                              ------------       -------------
         1999........................................................          $   798             $  220
         2000........................................................              818                223
         2001........................................................              848                224
         2002........................................................              683                178
         2003........................................................              570                147
         Thereafter..................................................              144              7,427
                                                                              --------            -------
                                                                                $3,861             $8,419
                                                                                ======             ======

         Total rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 1998, 1997 and 1996 were $707, $612 and $618, respectively. Ground lease expenses for the years ended December 31, 1998, 1997 and 1996 were $258, $256 and $330, respectively.

         In connection with the development of The Great Mall of the Great Plains, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of the greater of (i) 25.0% of the outstanding obligation on the indebtedness, or (ii) the indebtedness less capitalized net operating income calculated in accordance with the agreement.

         In connection with a mortgage note payable for Johnson City Venture, LLC, the Operating Partnership provided an unconditional guarantee for the payment of the lesser of $6,200 or the outstanding balance of the loan.

         In connection with the development of Polaris Towne Center, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of 50.0% of the outstanding obligation on the indebtedness until the Property achieves a coverage ratio of 1.2 at which time the guarantee is reduced to 25.0%.

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and payment of interest on the senior portion of the construction facility to a maximum of $25.0 million until the Property achieves a coverage ratio of 1.25.

11.      SHARE OPTION PLANS

         GRT has established the Employee Share Option Plan (the "Employee Plan"), the Trustee Share Option Plan (the "Trustee Plan") and the 1997 Incentive Plan (the "Incentive Plan") for the purpose of attracting and retaining the Company's trustees, executive and other employees. A maximum of 400,000 shares have been reserved for issuance under the Employee Plan, a maximum of 700,000 shares have been reserved for issuance under the Trustee Plan and a maximum of 3,000,000 shares have been reserved for issuance under the Incentive Plan.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         1998          1997          1996
                                                                         ----          ----          ----

              Net income available to common shareholders:
                 As reported...................................        $20,911        $25,088       $27,781
                 Pro forma.....................................         20,640         24,961        27,742

              Earnings per share (basic and diluted)
                 As reported...................................        $  0.88        $  1.12       $  1.27
                 Pro forma.....................................           0.87           1.12          1.27

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 5.38% to 6.74%, expected average lives of five years, annual dividend rates of $1.9232 and volatility of 14.32%.

         A summary of the status of the Company's three option plans at December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                                                              1996                   1997                    1998
                                                            WEIGHTED-              WEIGHTED-               WEIGHTED-
                                                             AVERAGE                AVERAGE                 AVERAGE
                                                            EXERCISE               EXERCISE                EXERCISE
                                                OPTIONS       PRICE      OPTIONS     PRICE      OPTIONS      PRICE
                                                -------       -----      -------     -----      -------      -----
TRUSTEE PLAN:
-------------
Outstanding at beginning of year............   129,000      $20.250      242,000     $18.732     576,500     $18.707
Granted.....................................   114,000       17.000      371,000      18.750     115,000      20.500
Exercised...................................    (1,000)      17.000       (1,500)     18.750           -           -
Forfeited...................................         -            -      (35,000)     19.320           -           -
                                               -------                   -------                 -------
Outstanding at end of year..................   242,000       18.732      576,500      18.707     691,500      19.585
                                               =======                   =======                 =======

EMPLOYEE PLAN:
--------------
Outstanding at beginning of year............    150,250     $20.262      284,550     $18.456     360,372     $18.993
Granted.....................................    181,800      17.092      141,500      19.606     270,500      20.520
Exercised...................................                             (18,128)     17.069     (16,921)     17.645
Forfeited...................................    (47,500)     18.950      (47,550)     18.337     (76,302)     20.175
                                                -------                  -------                 -------
Outstanding at end of year..................    284,550      18.456      360,372      18.993     537,649      19.636
                                                =======                  =======                 =======

Options exercisable at year-end under
  the Trustee Plan..........................    90,333                   144,800                 314,867
Options exercisable at year-end under
  the Employee Plan.........................    76,333                   136,386                 177,483
Weighted-average fair value of options
  granted during the year...................   $0.4781                   $0.8384                 $0.8067

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes information regarding the options outstanding at December 31, 1998 under the Company's two plans:

                                   OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                   ----------------------------------------------------    ---------------------------------------
                                             WEIGHTED-        WEIGHTED
                        NUMBER                AVERAGE          AVERAGE           NUMBER                WEIGHTED
     RANGE OF        OUTSTANDING AT          REMAINING        EXERCISE       EXERCISABLE AT             AVERAGE
  EXERCISE PRICES   DECEMBER 31, 1998    CONTRACTUAL LIFE       PRICE       DECEMBER 31,1998        EXERCISE PRICE
-----------------   -----------------    ----------------       -----       ----------------        --------------
   TRUSTEE PLAN:
   -------------
      $20.250            102,000                5.1            $20.250            102,000              $20.250
       20.250              2,000                6.2             20.250              2,000               20.250
       17.000            103,000                7.2             17.000             69,700               17.000
 18.750 - 20.750         369,500                8.4             19.833            126,167               19.833
 20.500 - 21.500         115,000                9.4             20.500             15,000               20.500
                         -------                                                  -------
 17.000 - 21.500         691,500                7.9             19.585            314,867               19.375
                         =======                                                  =======

  EMPLOYEE PLAN:
  --------------
      $20.250             76,650                5.1            $20.250             76,650              $20.250
  16.250 - 19.750         92,999                7.3             17.065             62,000               17.065
  18.750 - 21.875        116,500                8.4             19.371             38,833               19.371
  18.750 - 22.250        251,500                9.4             20.517                  -                    -
                         -------                                                  -------
  16.250 - 22.250        537,649                8.3             19.636            177,483               18.945
                         =======                                                  =======


         All but 20,000 options granted in 1996 under the Employee Plan will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 20,000 shares will be exercisable at the rate of 50.0% per annum over a two-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. All but 4,000 options granted under the Trustee Plan in 1996 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 4,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

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

         All but 15,000 options granted under the Incentive Plan in 1998 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 15,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.      EMPLOYEE BENEFIT PLAN - 401(k) PLAN

         In January 1996, the Company established a qualified retirement savings plan under IRC 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company matching will be in the form of GRT shares. The Company contributed $127, $109 and $89 to the plan in 1998, 1997 and 1996, respectively.

13.       DISTRIBUTIONS

         For the years ended December 31, 1998, 1997 and 1996, approximately 54.8%, 30.6% and 31.0%, respectively, of the distributions received by common shareholders were considered to be a return of capital for tax purposes. Also, 0.68% of each quarterly distribution declared in 1996 was designated and considered to be long-term capital gain for tax purposes.

14.      EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                           1998                           1997                        1996
                                ------------------------------ --------------------------- -------------------------
                                                       PER                         PER                       PER
                                  INCOME    SHARES    SHARE     INCOME   SHARES   SHARE    INCOME  SHARES   SHARE
                                  ------    ------    -----     ------   ------   -----    ------  ------   -----
BASIC EPS
Income available to
Common stockholders............    $20,911    23,694   $0.88    $25,088    22,321  $1.12   $27,781  21,888    $1.27

EFFECT OF DILUTIVE SECURITIES
Operating Partnership units....      2,623     2,969              3,022     2,604      -     3,386   2,604
                                                           -                                                      -
Options........................          -        31                  -        71      -                10
                                                           -                                     -                -

DILUTED EPS
Income available plus
                                   -------    ------   -----    -------    ------  -----   -------  ------    -----
  assumed conversions..........    $23,534    26,694   $0.88    $28,110    24,996  $1.12   $31,167  24,502    $1.27
                                   =======    ======   =====    =======    ======  =====   =======  ======    =====

The Series A-1 and Series D Preferred Shares include certain conversion features that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 6.00% to 11.38% per annum at December 31, 1998 and 6.82% to 8.88% per annum at December 31,
1997), the fair value of GRT's mortgage notes payable is estimated at $833,487 and $500,470 at December 31, 1998 and 1997, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on quotes from the market makers of these instruments and represent the estimated amounts that GRT would expect to receive or pay to terminate such agreements. All derivatives have no carrying value. Because the Company hedges only with instruments that have high correlations with the underlying transaction, changes in derivatives fair value are expected to be offset by changes in pricing. At December 31, 1998, the total notional amounts hedged were $170,000 with fair values totaling ($572).

16.      PROPERTY ACQUISITIONS                                                                            NET
                                                                        AMOUNT                        LIABILITIES
ACQUISITION                   PROPERTY NAME                          ALLOCATED TO                      AND DEBT
   DATE                        AND LOCATION                         ASSETS ACQUIRED          CASH       ASSUMED
-----------------------------------------------------------------------------------------------------------------
ACQUISTIONS - 1998

June 1998             Northtown Mall -
                         Blaine, Minnesota.....................        $  55,131       $   54,961     $     170

July 1998             Montgomery Mall -
                         Montgomery, Alabama...................           71,023           70,602           421

August 1998           Weberstown Mall -
                          Stockton, California.................           24,586                         24,586

September 1998        Lloyd Center -
                         Portland, Oregon......................          173,192          170,830         2,362
                                                                       ---------       ----------     ---------
Total..........................................................         $323,932        $ 296,393     $  27,539
                                                                        ========        =========     =========

ACQUISITIONS - 1997

December 1997         University Mall -
                         Tampa, Florida........................        $ 123,185        $ 122,579     $     606
                                                                       =========        =========     =========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.      SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders, as summarized in the table below:

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                ---------------------------------------------------------
                                                                  COMMUNITY
                                                   MALLS          CENTERS     CORPORATE          TOTAL
                                                   -----          -------     ---------          -----
         Total revenues....................     $105,249         $  78,842     $      -      $   184,091
         Total operating expenses..........       31,247            13,577                        44,824
                                                --------         ---------     --------      -----------
         Property net operating income.....     $ 74,002         $  65,265     $      -      $   139,267
                                                ========         =========     ========      ===========


         Net investment in real estate          $744,177         $ 543,813     $  3,422      $ 1,291,412
                                                ========         =========     ========      ===========


                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                ---------------------------------------------------------
                                                                  COMMUNITY
                                                   MALLS          CENTERS      CORPORATE        TOTAL
                                                   -----          -------      ---------        -----
         Total revenues....................     $ 61,801         $  78,337    $       -      $   140,138
         Total operating expenses..........       16,099            13,449            -           29,548
                                                --------         ---------    ---------      -----------
         Property net operating income.....     $ 45,702         $  64,888    $              $   110,590
                                                ========         =========    =========      ===========

         Net investment in real estate.....     $422,996          $557,831    $   2,984      $   983,811
                                                ========          ========    =========      ===========

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                                 --------------------------------------------------------
                                                                  COMMUNITY
                                                   MALLS          CENTERS        CORPORATE       TOTAL
                                                   -----          -------        ---------       -----
         Total revenues....................    $  61,074         $  56,604    $        -     $   117,678
         Total operating expenses..........       17,009            10,203             -          27,212
                                               ---------         ---------     ---------     -----------
         Property net operating income.....    $  44,065         $  46,401    $        -     $    90,466
                                                ========         =========    ==========     ===========

         Net investment in real estate.....     $294,132         $ 566,281    $    2,304     $   862,717
                                                ========         =========    ==========     ===========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1998                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues ...............................................     $39,664     $40,190     $46,502    $57,735
Income before minority interest in partnership and
  extraordinary item..........................................      10,879      10,305      10,650     12,269
Extraordinary item............................................                                 490
Preferred stock dividends.....................................       4,908       4,894       4,982      5,295
Net income available to common shareholders...................       5,304       4,808       4,600      6,199
Earnings per share before extraordinary item..................
  (basic and diluted).........................................        0.22        0.20        0.21       0.26
Earnings per share (basic and diluted)........................        0.22        0.20        0.19       0.26
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1997                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues  ..............................................     $34,390     $34,721     $34,401    $36,626
Income before minority interest in partnership................       7,769       7,960       7,196      9,890
Preferred stock dividends.....................................         715         726         728      2,536
Net income available to common shareholders...................       6,217       6,360       5,677      6,834
Earnings per share (basic and diluted)........................        0.28        0.29        0.26       0.29
Pro forma earnings per share if EITF 98-9 adopted 1/1/97......        0.27        0.27        0.25       0.33
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   -------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
--------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
        Ashland, KY                        [g]          $ 3,866       $ 21,454           $ 5,504
Grand Central Mall
        Parkersburg/Vienna, WV             [g]            3,960         41,136            34,841
Indian Mound Mall
        Newark/Heath, OH                   [f]              892         19,497             6,815
Lloyd Center Mall
        Portland, OR                   $ 130,000                                         168,456
The Mall at Fairfield Commons
        Beavercreek/Dayton, OH             [f]            5,438        102,914             5,492
Montgomery Mall
        Montgomery, AL                     [n]                                            70,693
Morgantown Mall
        Morgantown, WV                     [i]            1,273         40,484             2,702
New Towne Mall
        New Philadelphia, OH               [f]            1,190         23,475             8,198
Northtown Mall
        Blaine, MN                        40,000                                          54,252
River Valley Mall
        Lancaster, OH                      [g]              875         26,910            13,463
Southside Mall
        Oneonta, NY                        [g]            1,194         10,643             1,608
University Mall
        Tampa, FL                         70,695         13,314        108,230             1,141
Weberstown Mall
        Stockton, CA                     [l],[m]                                          26,716



                                      Gross Amounts at Which
                                    Carried at Close of Period
                                   ----------------------------
                                                                                                                    Life Upon Which
                                                                                               Date                 Depreciation in
                                             Buildings and                                 Construction              Late Statement
Description and Location                      Improvements      Total     Accumulated         Was            Date     of Operations
   of Property                   Land [b]        [c]          [b] [c]    Depreciation      Completed       Acquired   is Computed
-----------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
        Ashland, KY              $ 4,144      $ 26,680       $ 30,824        $ 6,273          1989                        [e]
Grand Central Mall
        Parkersburg/Vienna, WV     3,961        63,716         67,677          7,797                            1993      [e]
Indian Mound Mall
        Newark/Heath, OH             802        26,402         27,204          7,814          1986                        [e]
Lloyd Center Mall
        Portland, OR              51,918       116,538        168,456            751                            1998
The Mall at Fairfield Commons
        Beavercreek/Dayton, OH     5,438       108,406        113,844         18,151          1993                        [e]
Montgomery Mall
        Montgomery, AL            10,382        60,311         70,693            739                            1998
Morgantown Mall
        Morgantown, WV             1,249        43,210         44,459         11,847          1990                        [e]
New Towne Mall
        New Philadelphia, OH       1,249        31,614         32,863          9,366          1988                        [e]
Northtown Mall
        Blaine, MN                13,264        40,988         54,252            605                            1998
River Valley Mall
        Lancaster, OH              1,001        40,247         41,248         11,463          1987                        [e]
Southside Mall
        Oneonta, NY                1,194        12,251         13,445          1,433                             1994     [e]
University Mall
        Tampa, FL                 13,314       109,371        122,685          3,157                             1997
Weberstown Mall
        Stockton, CA               3,237        23,479         26,716            437                             1998


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                  Costs Capitalized
                                                                                      Subsequent
                                                               Initial Cost        to Acquisition
                                                          ----------------------  ------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
----------------------------------------------------------------------------------------------------
COMMUNITY CENTERS
Arnold Plaza
        Arnold, MO                         [g]            $ 527        $ 4,965             $ 143
Artesian Square
        Martinsville, IN                 $ 5,268            760          6,791                35
Ashland Plaza
        Ashland, KY                        [g]              312          1,633               493
Audubon Village
        Henderson, KY                      4,063            606          5,453                 7
Aviation Plaza
        Oshkosh, WI                        6,592            914          8,227                19
Ayden Plaza
        Ayden, NC                          [g]              138          1,243
Barren River Plaza
        Glasgow, KY                        7,894          1,215         10,932
Bollweevil Shopping Center
        Enterprise, AL                     [g]              215          1,916                 2
Buckhannon Plaza
        Tennerton, WV                      [g]              269          2,464
Cambridge Plaza
        Cambridge, OH                      [g]              195            691               365
Canal Place Plaza
        Rome, NY                           [h]              420          6,264               134
Chillicothe Plaza
        Chillicothe, OH                    [g]               78            410               180
Clarksville Plaza
        Clarksville, IN                    [f]              127            621               470
College Plaza
        Bluefield, VA                      [j]            1,072          9,650



                              Gross Amounts at Which
                              Carried at Close of Period
                              ---------------------------

                                                                                                     Date
                                               Buildings and                                       Construction
Description and Location                       Improvements        Total       Accumulated             Was          Date
   of Property                    Land [b]         [c]            [b] [c]      Depreciation        Completed       Acquired
----------------------------------------------------------------------------------------------------------------------------
COMMUNITY CENTERS
Arnold Plaza
        Arnold, MO               $ 527           $ 5,108          $ 5,635            $ 607                             1994
Artesian Square
        Martinsville, IN           760             6,826            7,586              372                             1996
Ashland Plaza
        Ashland, KY                312             2,126            2,438            1,048            1968
Audubon Village
        Henderson, KY              606             5,460            6,066              297                             1996
Aviation Plaza
        Oshkosh, WI                914             8,246            9,160              449                             1996
Ayden Plaza
        Ayden, NC                  138             1,243            1,381              153                             1994
Barren River Plaza
        Glasgow, KY              1,215            10,932           12,147              592                             1996
Bollweevil Shopping Center
        Enterprise, AL             215             1,918            2,133              237                             1994
Buckhannon Plaza
        Tennerton, WV              269             2,464            2,733              301                             1994
Cambridge Plaza
        Cambridge, OH              195             1,056            1,251              674            1965
Canal Place Plaza
        Rome, NY                   420             6,398            6,818              776            1994
Chillicothe Plaza
        Chillicothe, OH             78               590              668              210            1964
Clarksville Plaza
        Clarksville, IN            127             1,091            1,218              312            1968
College Plaza
        Bluefield, VA            1,072             9,650           10,722              523                             1996

                              Gross Amounts at Which
                              Carried at Close of Period
                              ---------------------------
                               Life Upon Which
                               Depreciation in
                                 Late Statement
Description and Location         of Operations
   of Property                    is Computed
-------------------------------------------------
COMMUNITY CENTERS
Arnold Plaza
        Arnold, MO                  [e]
Artesian Square
        Martinsville, IN            [e]
Ashland Plaza
        Ashland, KY                 [e]
Audubon Village
        Henderson, KY               [e]
Aviation Plaza
        Oshkosh, WI                 [e]
Ayden Plaza
        Ayden, NC                   [e]
Barren River Plaza
        Glasgow, KY                 [e]
Bollweevil Shopping Center
        Enterprise, AL              [e]
Buckhannon Plaza
        Tennerton, WV               [e]
Cambridge Plaza
        Cambridge, OH               [e]
Canal Place Plaza
        Rome, NY                    [e]
Chillicothe Plaza
        Chillicothe, OH             [e]
Clarksville Plaza
        Clarksville, IN             [e]
College Plaza
        Bluefield, VA               [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   ----------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
----------------------------------------------------------------------------------------------------------

Corry Plaza
        Corry, PA                          [g]            $ 265        $ 2,472             $ 184
Cross Creek Plaza
        Beaufort, SC                       [j]            1,317         11,854             1,590
Crossing Meadows
        Onalaska, WI                      $ 9,147         1,334         12,006                50
Crossroads Centre
        Knoxville, TN                       6,424           883          7,944
Cumberland Crossing
        Jacksboro, TN                       5,006           729          6,562                 5
Cypress Bay Village
        Morehead City, NC                  [j]            1,121         10,089                66
Dallas Plaza
        Balch Springs, TX                  [g]              262          2,326                19
Daytona Plaza
        Daytona Beach, FL                  [g]              420          3,807               119
Delaware Community Plaza
        Delaware, OH                         7,980        1,250         11,118                 9
East Pointe Plaza
        Columbia, SC                        10,936        1,255         11,294
East Pointe Plaza
        Marysville, OH                     [f]              453          4,112             3,430
Franklin Square
        Spartanburg, SC                    [j]              977          8,789
Georgesville Square
        Columbus, OH                       22,512                                         28,334
Grand Union
        Chatham, NY                        [k]              227          2,042
Grand Union Plaza
        South Glens Falls, NY              [k]              507          4,566




                                 Gross Amounts at Which
                                 Carried at Close of Period
                                 ---------------------------

                                                                                                      Date
                                                Buildings and                                      Construction
Description and Location                        Improvements        Total       Accumulated            Was            Date
   of Property                    Land [b]          [c]            [b] [c]      Depreciation        Completed       Acquired
------------------------------------------------------------------------------------------------------------------------------

Corry Plaza
        Corry, PA                $ 265            $ 2,656          $ 2,921            $ 326                             1994
Cross Creek Plaza
        Beaufort, SC             1,317             13,444           14,761              702                             1996
Crossing Meadows
        Onalaska, WI             1,334             12,056           13,390              656                             1996
Crossroads Centre
        Knoxville, TN              883              7,944            8,827              430                             1996
Cumberland Crossing
        Jacksboro, TN              729              6,567            7,296              357                             1996
Cypress Bay Village
        Morehead City, NC        1,121             10,155           11,276              565                             1996
Dallas Plaza
        Balch Springs, TX          262              2,345            2,607              290                             1994
Daytona Plaza
        Daytona Beach, FL          420              3,926            4,346              511                             1994
Delaware Community Plaza
        Delaware, OH             1,250             11,127           12,377              814                             1996
East Pointe Plaza
        Columbia, SC             1,255             11,294           12,549              612                             1996
East Pointe Plaza
        Marysville, OH             427              7,568            7,995            1,201                             1992
Franklin Square
        Spartanburg, SC            977              8,789            9,766              476                             1996
Georgesville Square
        Columbus, OH             2,921             20,102           23,023              863              1996
Grand Union
        Chatham, NY                227              2,042            2,269              230                             1994
Grand Union Plaza
        South Glens Falls, NY      507              4,566            5,073              523                             1994

                                 Gross Amounts at Which
                                 Carried at Close of Period
                                 ---------------------------
                                Life Upon Which
                                Depreciation in
                                 Late Statement
Description and Location          of Operations
   of Property                    is Computed
------------------------------------------------

Corry Plaza
        Corry, PA                   [e]
Cross Creek Plaza
        Beaufort, SC                [e]
Crossing Meadows
        Onalaska, WI                [e]
Crossroads Centre
        Knoxville, TN               [e]
Cumberland Crossing
        Jacksboro, TN               [e]
Cypress Bay Village
        Morehead City, NC           [e]
Dallas Plaza
        Balch Springs, TX           [e]
Daytona Plaza
        Daytona Beach, FL           [e]
Delaware Community Plaza
        Delaware, OH                [e]
East Pointe Plaza
        Columbia, SC                [e]
East Pointe Plaza
        Marysville, OH              [e]
Franklin Square
        Spartanburg, SC             [e]
Georgesville Square
        Columbus, OH
Grand Union
        Chatham, NY                 [e]
Grand Union Plaza
        South Glens Falls, NY       [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   -------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
-----------------------------------------------------------------------------------------------------
Gratiot Center
        Saginaw, MI                        [h]          $ 1,196       $ 10,778              $ 12
Hills Plaza East
        Erie, PA                           [g]              241          2,240               249
Hocking Valley Mall
        Lancaster, OH                      [g]              606          5,550               101
Horizon Park
        Longmont, CO                       [g]              219          1,908                40
Hunter's Ridge Shopping Center
        Gahanna, OH                        [h]              850          7,713               264
Huntington Plaza
        Huntington, WV                                      175            525                41
Indian Mound Plaza
        Heath, OH                                            22            384                40
Kmart
        Alliance, NE                       [g]              175          1,567                 6
Kmart
        Bloomington, IN                    [g]              298          2,689
Kmart
        Clifton Heights, PA                [g]              277          2,491               122
Kmart
        Fairhaven, MA                      [g]              221          1,995
Kmart
        Feasterville, PA                   [g]              244          2,204
Kmart
        Langhorne, PA                      [g]              314          2,936
Kmart
        Leechburg, PA                      [g]              261          2,338                12
Kmart
        Norfolk, VA                        [g]              188          1,662                49





                                Gross Amounts at Which
                                Carried at Close of Period
                               ----------------------------

                                                                                                     Date
                                             Buildings and                                       Construction
Description and Location                     Improvements        Total        Accumulated             Was            Date
   of Property                     Land [b]       [c]            [b] [c]      Depreciation        Completed        Acquired
-----------------------------------------------------------------------------------------------------------------------------
Gratiot Center
        Saginaw, MI             $ 1,196        $ 10,790         $ 11,986          $ 1,236                              1994
Hills Plaza East
        Erie, PA                    241           2,489            2,730              281                              1994
Hocking Valley Mall
        Lancaster, OH               606           5,651            6,257              699                              1994
Horizon Park
        Longmont, CO                219           1,948            2,167              230                              1994
Hunter's Ridge Shopping Center
        Gahanna, OH                 850           7,977            8,827              847                              1994
Huntington Plaza
        Huntington, WV              175             566              741              200             1966
Indian Mound Plaza
        Heath, OH                    22             424              446              107                              1988
Kmart
        Alliance, NE                175           1,573            1,748              193                              1994
Kmart
        Bloomington, IN             298           2,689            2,987              327                              1994
Kmart
        Clifton Heights, PA         277           2,613            2,890              311                              1994
Kmart
        Fairhaven, MA               221           1,995            2,216              244                              1994
Kmart
        Feasterville, PA            244           2,204            2,448              270                              1994
Kmart
        Langhorne, PA               314           2,936            3,250              358                              1994
Kmart
        Leechburg, PA               261           2,350            2,611              288                              1994
Kmart
        Norfolk, VA                 188           1,711            1,899              204                              1994



                                Gross Amounts at Which
                                Carried at Close of Period
                               ----------------------------
                                  Life Upon Which
                                  Depreciation in
                                  Late Statement
Description and Location           of Operations
   of Property                     is Computed
-------------------------------------------------
Gratiot Center
        Saginaw, MI                  [e]
Hills Plaza East
        Erie, PA                     [e]
Hocking Valley Mall
        Lancaster, OH                [e]
Horizon Park
        Longmont, CO                 [e]
Hunter's Ridge Shopping Center
        Gahanna, OH                  [e]
Huntington Plaza
        Huntington, WV               [e]
Indian Mound Plaza
        Heath, OH                    [e]
Kmart
        Alliance, NE                 [e]
Kmart
        Bloomington, IN              [e]
Kmart
        Clifton Heights, PA          [e]
Kmart
        Fairhaven, MA                [e]
Kmart
        Feasterville, PA             [e]
Kmart
        Langhorne, PA                [e]
Kmart
        Leechburg, PA                [e]
Kmart
        Norfolk, VA                  [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   --------------------

                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
-------------------------------------------------------------------------------------------------------
Kmart
        Seekonk, MA                        [g]            $ 244        $ 2,182               $ 1
Kmart
        Puyallup, WA                       [g]              426          3,870                34
Kmart
        Yakima, WA                         [g]              256          2,305
Knox Village Square
        Mount Vernon, OH                   [g]              865          8,479               159
Lexington Parkway Plaza
        Lexington, NC                  $ 7,181            1,003          9,029                31
Liberty Plaza
        Morristown, TN                     [g]              369          3,312
Linden Corners
        Buffalo, NY                        [g]              414          3,726
Logan Place
        Russellville, KY                 2,190              367          3,307                20
Lowe's
        Altoona, PA                        [h]            1,452          4,877                 2
Lowe's
        Columbus, OH                       [h]            1,330          4,569                18
Lowe's
        Marion, OH                         [g]              626          2,454                 2
Lowe's
        Wooster, OH                        [g]              500          2,515                37
Loyal Plaza
        Loyalsock, PA                      [g]            1,718         15,513               498
Marion Towne Center
        Marion, SC                       5,590              754          6,787                17
Meadowview Square
        Kent, OH                         9,542                                             9,522



                               Gross Amounts at Which
                               Carried at Close of Period
                              ----------------------------

                                                                                                    Date
                                             Buildings and                                       Construction
Description and Location                     Improvements         Total       Accumulated            Was              Date
   of Property                   Land [b]         [c]            [b] [c]      Depreciation        Completed         Acquired
------------------------------------------------------------------------------------------------------------------------------
Kmart
        Seekonk, MA             $ 244           $ 2,183          $ 2,427            $ 268                               1994
Kmart
        Puyallup, WA              426             3,904            4,330              487                               1994
Kmart
        Yakima, WA                256             2,305            2,561              283                               1994
Knox Village Square
        Mount Vernon, OH          865             8,638            9,503            1,356           1992
Lexington Parkway Plaza
        Lexington, NC           1,003             9,060           10,063              494                               1996
Liberty Plaza
        Morristown, TN            369             3,312            3,681              407                               1994
Linden Corners
        Buffalo, NY               414             3,725            4,139              457                               1994
Logan Place
        Russellville, KY          367             3,327            3,694              180                               1996
Lowe's
        Altoona, PA             1,452             4,879            6,331              497           1994
Lowe's
        Columbus, OH            1,330             4,587            5,917              459           1994
Lowe's
        Marion, OH                626             2,455            3,081              335           1993
Lowe's
        Wooster, OH               520             2,532            3,052              345           1993
Loyal Plaza
        Loyalsock, PA           1,718            16,011           17,729            1,981                               1994
Marion Towne Center
        Marion, SC                754             6,804            7,558              370                               1996
Meadowview Square
        Kent, OH                  408             9,114            9,522              418

                               Gross Amounts at Which
                               Carried at Close of Period
                              ----------------------------
                                  Life Upon Which
                                  Depreciation in
                                  Late Statement
Description and Location          of Operations
   of Property                    is Computed
-------------------------------------------------
Kmart
        Seekonk, MA                 [e]
Kmart
        Puyallup, WA                [e]
Kmart
        Yakima, WA                  [e]
Knox Village Square
        Mount Vernon, OH            [e]
Lexington Parkway Plaza
        Lexington, NC               [e]
Liberty Plaza
        Morristown, TN              [e]
Linden Corners
        Buffalo, NY                 [e]
Logan Place
        Russellville, KY            [e]
Lowe's
        Altoona, PA                 [e]
Lowe's
        Columbus, OH                [e]
Lowe's
        Marion, OH                  [e]
Lowe's
        Wooster, OH                 [e]
Loyal Plaza
        Loyalsock, PA               [e]
Marion Towne Center
        Marion, SC                  [e]
Meadowview Square
        Kent, OH

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   --------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
-----------------------------------------------------------------------------------------------------------
Middletown Plaza
        Middletown, OH                     [f]            $ 127        $ 1,159             $ 175
Mill Run
        Columbus, OH                       [h]            2,711          6,935                68
Monroe Shopping Center
        Madisonville, TN                   [g]              375          3,522                72
Morgantown Commons
        Morgantown, WV                     [i]              175          7,549            11,196
Morgantown Plaza
        Star City, WV                      [f]              305          1,137               704
Morningside Plaza
        Dade City, FL                      [g]              487          4,300                67
Mount Vernon Plaza
        Mount Vernon, OH                   [k]               58            431               866
New Boston Mall
        Portsmouth, OH                     [g]              537          4,906               167
Newberry Square Shopping Center
        Newberry, SC                       [h]              594          5,355
Newport Plaza II
        Newport, KY                        [g]              462          4,176               154
North Horner Shopping Center
        Sanford, NC                        [g]              206          1,875
Northtowne Square
        Chattanooga, TN                    [g]              390          3,516                61
Ohio River
        Gallipolis, OH                     [f]              502          6,373                85
Pea Ridge Shopping Center
        Huntington, WV                     [g]              687          6,160               265
Perdido Point Plaza
        Pensacola, FL                      [g]              329          2,957


                                Gross Amounts at Which
                                Carried at Close of Period
                               ----------------------------

                                                                                                   Date
                                               Buildings and                                    Construction
Description and Location                       Improvements        Total       Accumulated          Was                Date
   of Property                     Land [b]        [c]            [b] [c]      Depreciation     Completed           Acquired
------------------------------------------------------------------------------------------------------------------------------
Middletown Plaza
        Middletown, OH            $ 127          $ 1,334          $ 1,461            $ 247                              1972
Mill Run
        Columbus, OH              2,711            7,003            9,714              688         1995
Monroe Shopping Center
        Madisonville, TN            375            3,594            3,969              430                              1994
Morgantown Commons
        Morgantown, WV              358           18,562           18,920            2,359         1991
Morgantown Plaza
        Star City, WV               305            1,841            2,146              789         1967
Morningside Plaza
        Dade City, FL               487            4,367            4,854              570                              1994
Mount Vernon Plaza
        Mount Vernon, OH             58            1,297            1,355              719         1963
New Boston Mall
        Portsmouth, OH              537            5,073            5,610              621                              1994
Newberry Square Shopping Center
        Newberry, SC                594            5,355            5,949              573                              1994
Newport Plaza II
        Newport, KY                 462            4,330            4,792              516                              1994
North Horner Shopping Center
        Sanford, NC                 206            1,875            2,081              230                              1994
Northtowne Square
        Chattanooga, TN             390            3,577            3,967              441                              1994
Ohio River
        Gallipolis, OH              461            6,499            6,960            1,473         1989
Pea Ridge Shopping Center
        Huntington, WV              687            6,425            7,112              813                              1994
Perdido Point Plaza
        Pensacola, FL               329            2,957            3,286              363                              1994
                                Gross Amounts at Which
                                Carried at Close of Period
                               ----------------------------
                                  Life Upon Which
                                  Depreciation in
                                  Late Statement
Description and Location            of Operations
   of Property                      is Computed
--------------------------------------------------
Middletown Plaza
        Middletown, OH               [e]
Mill Run
        Columbus, OH                 [e]
Monroe Shopping Center
        Madisonville, TN             [e]
Morgantown Commons
        Morgantown, WV               [e]
Morgantown Plaza
        Star City, WV                [e]
Morningside Plaza
        Dade City, FL                [e]
Mount Vernon Plaza
        Mount Vernon, OH             [e]
New Boston Mall
        Portsmouth, OH               [e]
Newberry Square Shopping Center
        Newberry, SC                 [e]
Newport Plaza II
        Newport, KY                  [e]
North Horner Shopping Center
        Sanford, NC                  [e]
Northtowne Square
        Chattanooga, TN              [e]
Ohio River
        Gallipolis, OH               [e]
Pea Ridge Shopping Center
        Huntington, WV               [e]
Perdido Point Plaza
        Pensacola, FL                [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   ------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
----------------------------------------------------------------------------------------------------
Plaza Vista Mall
        Sierra Vista, AZ                   [f]          $ 1,531        $ 6,436           $ 3,585
Prestonsburg Village Center
        Prestonsburg, KY                   [h]              663          6,002               112
Rend Lake Shopping Center
        Benton, IL                         [g]              462          4,175                11
Rhea County Shopping Center
        Dayton, TN                         [g]              395          3,524                31
River Edge Plaza
        Sevierville, TN                    [g]              553          5,054
River Valley Plaza
        Lancaster, OH                      [g]              320          5,035               676
Roane County Plaza
        Rockwood, TN                     $ 4,883            630          5,669
Scott Town Plaza
        Bloomsburg, PA                     [g]              188          1,730                56
Shady Springs Plaza
        Beaver, WV                         [g]              455          4,094               116
Sidney Shopping Center                                           .
        Sidney, NY                         [k]              518          4,656
Southside Plaza
        Sanford, NC                        [j]              960          8,644
Springfield Commons West
        Springfield, OH                  [h],[l]            859          8,707             2,904
Steamboat Bend
        Hannibal, MO                       [f]              100          1,649               409
Stewart Plaza
        Mansfield, OH                      [f]              563          1,867              (149)
Sunbury Plaza
        Sunbury, PA                        [g]              448          4,074                33

                               Gross Amounts at Which
                               Carried at Close of Period
                               ---------------------------

                                                                                                      Date
                                              Buildings and                                       Construction
Description and Location                      Improvements        Total       Accumulated             Was              Date
   of Property                    Land [b]        [c]            [b] [c]      Depreciation        Completed         Acquired
-------------------------------------------------------------------------------------------------------------------------------
Plaza Vista Mall
        Sierra Vista, AZ       $ 1,395         $ 10,157         $ 11,552          $ 2,095            1988
Prestonsburg Village Center
        Prestonsburg, KY           663            6,114            6,777              641                                 1994
Rend Lake Shopping Center
        Benton, IL                 462            4,186            4,648              512                                 1994
Rhea County Shopping Center
        Dayton, TN                 395            3,555            3,950              434                                 1994
River Edge Plaza
        Sevierville, TN            553            5,054            5,607              618                                 1994
River Valley Plaza
        Lancaster, OH              304            5,727            6,031            1,255            1988
Roane County Plaza
        Rockwood, TN               630            5,669            6,299              307                                 1996
Scott Town Plaza
        Bloomsburg, PA             188            1,786            1,974              234                                 1994
Shady Springs Plaza
        Beaver, WV                 455            4,210            4,665              517                                 1994
Sidney Shopping Center
        Sidney, NY                 518            4,656            5,174              524                                 1994
Southside Plaza
        Sanford, NC                960            8,644            9,604              468                                 1996
Springfield Commons West
        Springfield, OH          1,139           11,331           12,470              880            1995
Steamboat Bend
        Hannibal, MO               100            2,058            2,158              466                                 1988
Stewart Plaza
        Mansfield, OH              263            2,018            2,281              950            1979
Sunbury Plaza
        Sunbury, PA                448            4,107            4,555              512                                 1994



                               Gross Amounts at Which
                               Carried at Close of Period
                               ---------------------------

                                 Life Upon Which
                                 Depreciation in
                                 Late Statement
   of Property                     is Computed
-------------------------------------------------
Plaza Vista Mall
        Sierra Vista, AZ           [e]
Prestonsburg Village Center
        Prestonsburg, KY           [e]
Rend Lake Shopping Center
        Benton, IL                 [e]
Rhea County Shopping Center
        Dayton, TN                 [e]
River Edge Plaza
        Sevierville, TN            [e]
River Valley Plaza
        Lancaster, OH              [e]
Roane County Plaza
        Rockwood, TN               [e]
Scott Town Plaza
        Bloomsburg, PA             [e]
Shady Springs Plaza
        Beaver, WV                 [e]
Sidney Shopping Center
        Sidney, NY                 [e]
Southside Plaza
        Sanford, NC                [e]
Springfield Commons West
        Springfield, OH            [e]
Steamboat Bend
        Hannibal, MO               [e]
Stewart Plaza
        Mansfield, OH              [e]
Sunbury Plaza
        Sunbury, PA                [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)


                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   ------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
-----------------------------------------------------------------------------------------------------
Sycamore Square
        Ashland City, TN                   [j]            $ 334        $ 3,010               $ 6
Target Plaza
        Heath, OH                          [l]              171             17
Torresdale Plaza
        Philadelphia, PA                   [g]              476          4,282                60
Twin County Plaza
        Galax, VA                          [l]              575          5,199                42
Village Plaza
        Augusta, GA                      $ 18,556         2,194         19,747                41
Village Plaza
        Manhattan, KS                      [k]              100          1,481               273
Village Square
        Kutztown, PA                       [g]              225          2,013                68
Vincennes
        Vincennes, IN                      [g]              208          1,875               136
Walgreens
        Louisville, KY                     [g]              128          1,141                27
Walgreens
        New Albany, IN                     [g]              123          1,093                28
Walmart Plaza
        Springfield, OH                    [h]              875          7,952                36
Walnut Cove
        Walnut Cove, NC                    [g]              209          1,855                14
Walterboro Plaza
        Walterboro, SC                     [j]              629          5,660                96
Westpark Plaza
        Carbondale, IL                     [g]              432          3,881                33

                            Gross Amounts at Which
                            Carried at Close of Period
                        -------------------------------

                                                                                                  Date
                                          Buildings and                                       Construction
Description and Location                  Improvements        Total       Accumulated             Was              Date
   of Property                Land [b]        [c]            [b] [c]      Depreciation        Completed           Acquired
----------------------------------------------------------------------------------------------------------------------------
Sycamore Square
        Ashland City, TN     $ 334          $ 3,016          $ 3,350            $ 165                                 1996
Target Plaza
        Heath, OH              171               17              188                1           1995
Torresdale Plaza
        Philadelphia, PA       476            4,342            4,818              528                                 1994
Twin County Plaza
        Galax, VA              575            5,241            5,816              437                                 1995
Village Plaza
        Augusta, GA          2,194           19,788           21,982            1,081                                 1996
Village Plaza
        Manhattan, KS          100            1,754            1,854              502                                 1988
Village Square
        Kutztown, PA           225            2,080            2,305              250                                 1994
Vincennes
        Vincennes, IN          208            2,011            2,219              236                                 1994
Walgreens
        Louisville, KY         128            1,168            1,296              141                                 1994
Walgreens
        New Albany, IN         123            1,121            1,244              136                                 1994
Walmart Plaza
        Springfield, OH        875            7,988            8,863              711           1995
Walnut Cove
        Walnut Cove, NC        209            1,869            2,078              228                                 1994
Walterboro Plaza
        Walterboro, SC         721            5,664            6,385              308                                 1996
Westpark Plaza
        Carbondale, IL         432            3,914            4,346              477                                 1994
                            Gross Amounts at Which
                            Carried at Close of Period
                        -------------------------------
                           Life Upon Which
                           Depreciation in
                            Late Statement
Description and Location     of Operations
   of Property               is Computed
--------------------------------------------
Sycamore Square
        Ashland City, TN       [e]
Target Plaza
        Heath, OH              [e]
Torresdale Plaza
        Philadelphia, PA       [e]
Twin County Plaza
        Galax, VA              [e]
Village Plaza
        Augusta, GA            [e]
Village Plaza
        Manhattan, KS          [e]
Village Square
        Kutztown, PA           [e]
Vincennes
        Vincennes, IN          [e]
Walgreens
        Louisville, KY         [e]
Walgreens
        New Albany, IN         [e]
Walmart Plaza
        Springfield, OH        [e]
Walnut Cove
        Walnut Cove, NC        [e]
Walterboro Plaza
        Walterboro, SC         [e]
Westpark Plaza
        Carbondale, IL         [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1998
                             (dollars in thousands)

                                                                                    Costs Capitalized
                                                                                        Subsequent
                                                               Initial Cost          to Acquisition
                                                          ----------------------   -------------------


                                                                    Buildings and
Description and Location                                             Improvements
   of Property                      Encumbrances [d]       Land          [a]        Improvements
--------------------------------------------------------------------------------------------------
PARTNERSHIPS

Glimcher Properties Limited
        Partnership                                                      1,780             2,433
                                                     ----------     ----------        ----------
                                                         88,730        867,542           471,769
                                                     ----------     ----------        ----------

DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH
Grand Central Mall
        Parkersburg, WV
Indian Mound Mall
        Heath, OH
Mall at Fairfield Commons
        Beavercreek, OH
Meadowview Square
        Kent, OH                                                                           1,752
Other Developments                                           -              -              3,207
                                                     ----------     ----------        ----------
                                                             -              -              4,959
                                                     ----------     ----------        ----------
Total                                                  $ 88,730      $ 867,542         $ 476,728
                                                     ==========     ==========        ==========


                               Gross Amounts at Which
                               Carried at Close of Period
                              ----------------------------

                                                                                                       Date
                                                Buildings and                                       Construction
Description and Location                        Improvements        Total       Accumulated             Was               Date
   of Property                      Land [b]        [c]            [b] [c]      Depreciation        Completed           Acquired
---------------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS

Glimcher Properties Limited
        Partnership                                 5,133            5,133            1,711            1994
                              ----------     ------------     ------------       ----------
                                 171,266        1,240,121        1,411,387          137,229
                              ----------     ------------     ------------       ----------

DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH               3,330              130            3,460
Grand Central Mall
        Parkersburg, WV                             4,363            4,363
Indian Mound Mall
        Heath, OH                                   1,648            1,648
Mall at Fairfield Commons
        Beavercreek, OH                             1,808            1,808
Meadowview Square
        Kent, OH                   1,711               31            1,742
Other Developments                 1,142            3,091            4,233               -
                              ----------     ------------     ------------       ----------
                                   6,183           11,071           17,254               -
                              ----------     ------------     ------------       ----------
Total                          $ 177,449      $ 1,251,192      $ 1,428,641        $ 137,229
                              ==========     ============     ============       ==========
                               Gross Amounts at Which
                               Carried at Close of Period
                              ----------------------------
                                Life Upon Which
                                Depreciation in
                                 Late Statement
Description and Location         of Operations
   of Property                   is Computed
----------------------------------------------
PARTNERSHIPS

Glimcher Properties Limited
        Partnership                   [e]




DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH
Grand Central Mall
        Parkersburg, WV
Indian Mound Mall
        Heath, OH
Mall at Fairfield Commons
        Beavercreek, OH
Meadowview Square
        Kent, OH
Other Developments



Total


                                                                            73
                              GLIMCHER REALTY TRUST
                              NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 1998 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 1998.

         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $1,427,041.

         (c)              RECONCILIATION OF REAL ESTATE

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                           1998             1997         1996
                                                                           ----             ----         ----
Balance at beginning of year......................................      $1,091,422    $   949,138     $ 696,898
  Additions:
      Improvements................................................          27,725         29,375        41,841
      Acquisitions................................................         322,284        121,254       214,220
Deductions........................................................         (12,790)        (8,345)       (3,821)
                                                                        ----------    -----------     ---------
Balance at close of year..........................................      $1,428,641     $1,091,422     $ 949,138
                                                                        ==========     ==========     =========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------
                                                                           1998            1997          1996
                                                                           ----            ----          ----
Balance at beginning of year......................................     $   107,611   $     86,421    $   66,699
  Depreciation expense............................................          32,090         25,150        20,124
  Deductions......................................................          (2,472)        (3,960)         (402)
                                                                     -------------  -------------   ------------
Balance at close of year..........................................     $   137,229    $   107,611    $   86,421
                                                                       ===========    ===========    ==========

         (d)  See description of debt in notes 3 and 4 of Notes to Consolidated Financial Statements.

         (e)  Depreciation is computed based upon the following estimated lives:
                  Buildings and improvements                                                               40 years
                  Equipment and fixtures                                                                 5-10 years

         (f) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $190,000.

         (g) Properties cross-collateralize the following loans:
               Glimcher Holdings Limited Partnership Loan A.............................                    $40,000
               Glimcher Holdings Limited Partnership Loan B.............................                    $40,000
               Glimcher Centers Limited Partnership.....................................                    $76,000
               Grand Central Limited Partnership........................................                    $25,000

         (h) Properties cross-collateralize the following loan:
               Glimcher Properties Limited Partnership..................................                    $50,000

         (i) Properties cross-collateralize the following loan:
               Morgantown Mall Associates Limited Partnership...........................                    $58,214

         (j) Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership..................................                    $50,000

         (k) Properties cross-collaterize the following bridge loan:
               Glimcher Properties Limited Partnership..................................                    $10,000

         (l) Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership..................................                    $14,000

         (m) The Property collateralizes the following loan:
               Weberstown Mall, LLC.....................................................                    $11,520

         (n) The Property collateralizes the following loans:
               Montgomery Mall Associates Limited Partnership...........................                    $47,602
               Glimcher Properties Limited Partnership..................................                    $15,000
