Form 10-Q
period 1999-03-31
GLIMCHER REALTY TRUST
filed 1999-05-14
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

As of April 28, 1999, there were 23,736,162 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.






                                  1 of 20 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                               PAGE
                                                                                                           ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                              3

         Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998            4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998            5

         Notes to Consolidated Financial Statements                                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    18


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             19

     Item 2.  Changes in Securities                                                                         19

     Item 3.  Defaults Upon Senior Securities                                                               19

     Item 4.  Submission of Matters to a Vote of Security Holders                                           19

     Item 5.  Other Information                                                                             19

     Item 6.  Exhibits and Reports on Form 8-K                                                              19

SIGNATURES                                                                                                  20

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS
                                                                                      (UNAUDITED)
                                                                                    MARCH 31, 1999   DECEMBER 31, 1998
                                                                                    --------------   -----------------
Investment in real estate:
  Land .........................................................................      $   171,374       $   171,266
  Buildings, improvements and equipment ........................................        1,245,609         1,240,121
  Developments in progress:
     Land ......................................................................           11,008             6,183
     Developments ..............................................................           12,802            11,071
                                                                                      -----------       -----------
                                                                                        1,440,793         1,428,641
  Less accumulated depreciation ................................................          146,637           137,229
                                                                                      -----------       -----------
     Net investment in real estate .............................................        1,294,156         1,291,412
Cash and cash equivalents ......................................................            6,387             8,949
Cash in escrow .................................................................           12,014            11,327
Investment in and advances to unconsolidated entities ..........................          203,824           200,205
Tenant accounts receivable, net ................................................           27,951            29,050
Deferred expenses, net .........................................................           10,794            10,742
Prepaid and other assets .......................................................            7,135             6,810
                                                                                      -----------       -----------
                                                                                      $ 1,562,261       $ 1,558,495
                                                                                      ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .........................................................      $   829,840       $   830,795
Notes payable ..................................................................          173,200           163,000
Accounts payable and accrued expenses ..........................................           33,509            32,143
Distributions payable ..........................................................           18,207            18,126
                                                                                      -----------       -----------
                                                                                        1,054,756         1,044,064
Commitments and contingencies

Minority interest in partnership ...............................................           32,524            33,356

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest,
     $0.01 par value, 90,000 shares issued and outstanding
     as of March 31, 1999 and December 31, 1998, respectively ..................           90,000            90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest, $0.01 par
     value, 5,118,000 shares issued and outstanding ............................          127,950           127,950
    Common shares of beneficial interest, $0.01 par value, 23,726,480 and 23,711,098 shares issued and outstanding as of March 31, 1999
     and December 31, 1998, respectively .......................................              237               237
  Additional paid-in capital ...................................................          353,338           353,117
  Distributions in excess of accumulated earnings ..............................          (96,544)          (90,229)
                                                                                      -----------       -----------
                                                                                      $ 1,562,261       $ 1,558,495
                                                                                      ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           1999           1998
                                                                           ----           ----
Revenues:
     Minimum rents ................................................      $ 37,796       $ 29,638
     Percentage rents .............................................         1,556          1,175
     Tenant recoveries ............................................        12,155          7,190
     Other ........................................................         2,579          1,661
                                                                         --------       --------
       Total revenues .............................................        54,086         39,664
                                                                         --------       --------
Operating expenses:
     Real estate taxes ............................................         5,073          3,796
     Recoverable operating expenses ...............................         8,105          4,152
                                                                         --------       --------
                                                                           13,178          7,948
     Other operating expenses .....................................         1,227            875
                                                                         --------       --------
       Total operating expenses ...................................        14,405          8,823
                                                                         --------       --------

Depreciation and amortization .....................................        10,350          8,051
General and administrative ........................................         2,687          2,138
Interest income ...................................................           231            620
Interest expense ..................................................        14,883         10,205
Equity in income (loss) of unconsolidated entities ................          (908)          (188)
Minority interest in operating partnership ........................           627            667
                                                                         --------       --------
       Net income .................................................        10,457         10,212
Preferred stock dividends .........................................         5,366          4,908
                                                                         --------       --------
       Net income available to common shareholders ................      $  5,091       $  5,304
                                                                         ========       ========

Earnings per share (basic and diluted) ............................      $   0.21       $   0.22
                                                                         ========       ========


Cash distributions declared per common share of beneficial interest      $ 0.4808       $ 0.4808
                                                                         ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             1999          1998
                                                                             ----          ----
Cash flows from operating activities:
     Net income ....................................................      $ 10,457       $ 10,212
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ......................           622            536
              Depreciation and amortization ........................        10,350          8,051
              Other non-cash expenses ..............................                          207
              Equity in (income) loss of unconsolidated entities ...           908            229
              Minority interest in operating partnership ...........           627            667
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ......................           477         (1,704)
              Deferred expenses, prepaid and other assets ..........           327           (644)
              Accounts payable and accrued expenses ................        (1,674)        (1,226)
                                                                          --------       --------

                 Net cash provided by operating activities .........        22,094         16,328
                                                                          --------       --------

Cash flows from investing activities:
         Additions to investment in real estate ....................        (9,700)        (7,962)
         Investment in unconsolidated entities .....................        (4,527)       (49,669)
         (Payments to) withdrawals from cash in escrow .............          (688)           582
         Additions to deferred expenses, prepaid and other assets ..          (994)        (1,681)
                                                                          --------       --------

                 Net cash used in investing activities .............       (15,909)       (58,730)
                                                                          --------       --------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ...............        10,200         51,800
         Proceeds from issuance of mortgage and notes payable ......        66,104          3,339
         Principal payments on mortgage and notes payable ..........       (67,059)          (618)
         Proceeds from issuance of shares ..........................           126            145
         Cash distributions ........................................       (18,118)       (14,079)
                                                                          --------       --------

                 Net cash (used in) provided by financing activities        (8,747)        40,587
                                                                          --------       --------

Net change in cash and cash equivalents ............................        (2,562)        (1,815)

Cash and cash equivalents, at beginning of period ..................         8,949          7,434
                                                                          --------       --------

Cash and cash equivalents, at end of period ........................      $  6,387       $  5,619
                                                                          ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership, (the "Operating Partnership") (88.9% owned by GRT at March 31, 1999 and December 31, 1998), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies, (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1998.

         During the second quarter of 1998 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 98-9 relating to the recognition of contingent rental income in interim periods. Under EITF 98-9 the Company is required to recognize percentage rents in interim periods after the contingent sales level is exceeded rather than estimating and accruing percentage rents as if earned ratably over the lease year. The Company adopted EITF 98-9 on a prospective basis beginning second quarter 1998 and did not restate the first quarter of 1998. Comparative pro forma results if the standard had been adopted at the beginning of 1998 would have reduced net income available to common shareholders by approximately $300,000 ($0.01 per share) for the three months ended March 31, 1998.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $6,751 and $3,439 for real estate improvements as of March 31, 1999 and March 31, 1998, respectively.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

         BALANCE SHEETS

                                                        MARCH 31, 1999  DECEMBER 31, 1998
                                                        --------------  -----------------
         Assets:
             Investment properties at cost, net .....        $694,688        $675,993
             Other assets ...........................          35,570          41,701
                                                             --------        --------
                                                             $730,258        $717,694
                                                             ========        ========
         Liabilities and Members' Equity:
             Mortgage notes payable .................        $420,024        $401,927
             Accounts payable and accrued expenses ..         108,224         113,837
                                                             --------        --------
                                                              528,248         515,764
             Members' equity ........................         202,010         201,930
                                                             --------        --------
                                                             $730,258        $717,694
                                                             ========        ========

         Operating Partnership's share of:
             Members' equity ........................        $135,578        $136,645
                                                             ========        ========

         RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
           INVESTMENT IN UNCONSOLIDATED ENTITIES:

             Members' equity ........................        $135,578        $136,645
             Advances and additional costs ..........          68,246          63,560
                                                             --------        --------
             Investment in unconsolidated entities ..        $203,824        $200,205
                                                             ========        ========

         STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                                1999           1998
                                                                ----           ----
         Total revenues ...................................  $ 23,306        $ 16,062
         Operating expenses ...............................   (11,752)         (7,052)
                                                             --------        --------
         Net operating income .............................    11,554           9,010
         Depreciation and amortization ....................    (4,236)         (3,132)
         Interest expense .................................    (7,015)         (5,316)
                                                             --------        --------
         Net income (loss) ................................  $    303        $    562
                                                             ========        ========

         Operating Partnership's share of net income (loss)  $   (908)       $   (188)
                                                             ========        ========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF MARCH 31, 1999 AND DECEMBER 31, 1998 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
------------------------------------------------------------------------------------------------------------------------
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----
Glimcher Holdings L.P............    $ 25,000       $ 25,000      6.935%      6.935%     (a)     $25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan A..                     40,000                  6.995%
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P.............      76,000         76,000      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Grand Central L.P................      52,438                     7.180%                 (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      58,064         58,214      6.890%      6.890%     (b)        (c)        (c)
University Mall L.P..............      70,487         70,695      7.090%      7.090%     (b)        (d)        (d)
Northtown Mall, LLC..............      40,000         40,000        (e)         (e)      (a)      40,000  Aug. 30, 2001
Montgomery Mall Associates, L.P..      47,477         47,602      6.740%      6.740%     (b)        (f)        (f)
Weberstown Mall, LLC ............      11,451         11,520      8.800%      8.800%     (b)              Nov. 15, 2016
Glimcher Lloyd Venture, LLC......     130,000        130,000        (g)         (g)      (a)     130,000  Oct. 11, 2001
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Other Mortgage Notes.........     101,264        101,709        (h)         (h)      (b)      91,229       (i)
    Other Bridge Facilities......      73,000         89,000        (j)         (j)      (a)      73,000       (k)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (l)               Nov. 1, 2028
    Construction Loans...........      35,659         32,055        (m)         (m)      (a)                   (n)
                                     --------       --------
Total Mortgage Notes Payable.....    $829,840       $830,795
                                     ========       ========

(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d)  The loan matures in January 2028, with an optional prepayment date in 2013.
(e) Interest rate of LIBOR (fixed at 5.662% until maturity) plus 125 basis points (6.912% at March 31, 1999 and at December 31, 1998).
(f)  The loan matures in August 2028, with an optional prepayment date in 2005.
(g) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (6.190% at March 31, 1999 and 6.790% at December 31, 1998).
(h)  Interest rates ranging from 7.375% to 9.125%.
(i)  Final maturity dates ranging from June 1999 to April 2016.
(j) Interest rates ranging from LIBOR plus 160-575 basis points (6.550% -7.939% at March 31, 1999 and 7.147%-11.375% at December 31,1998).
(k)  Final maturity dates ranging from April 1999 to October 1999.
(l)  The loan requires semi-annual payments of interest.
(m) Interest rates ranging from 6.865% to 6.965% at March 31, 1999 and 7.626% at December 31, 1998.
(n)  Final maturity dates ranging from October 1999 to February 2001.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         At March 31, 1999, the Company maintained a revolving line of credit (the "Credit Facility") of $190,000. Borrowings under the Credit Facility are secured by 11 properties and currently bear interest at a rate equal to LIBOR plus 170 basis points per annum (6.688% at March 31, 1999). Payments due under the Credit Facility are guaranteed by GRT and by Glimcher Properties Corporation, a wholly owned subsidiary of the Company.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       EARNINGS PER SHARE

         Presentation of basic EPS and diluted EPS is summarized in the table below:

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------
                                                             1999                           1998
                                                 ---------------------------    ----------------------------
                                                                         PER                            PER
                                                  INCOME     SHARES     SHARE    INCOME    SHARES      SHARE
                                                  ------     ------     -----    ------    ------      -----
         BASIC EPS
         Income available to common
            shareholders....................     $ 5,091     23,718    $0.21    $ 5,304    23,675      $0.22

         EFFECT OF DILUTIVE SECURITIES
         Operating Partnership units........         627      2,971                 667     2,944
         Options............................                      1                           196

         DILUTED EPS
         Income available plus assumed          --------     ------    -----   --------    ------      -----
            Conversions.....................    $  5,718     26,690    $0.21   $  5,971    26,815      $0.22
                                                ========     ======    =====   ========    ======      =====

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1999:

         Balance, January 1, 1999.........................                     $  (90,229)
              Distributions declared, $0.4808 per share...                        (11,406)
              Preferred stock dividends...................                         (5,366)
              Net income..................................                         10,457
                                                                               ----------
         Balance, March 31, 1999..........................                     $  (96,544)
                                                                               ==========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.       SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders, as summarized in the table below:

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                --------------------------------------------------------
                                                                  COMMUNITY
                                                  MALLS            CENTERS       CORPORATE       TOTAL
                                                --------          ----------     ---------    ----------
         Total revenues....................     $ 33,696          $ 20,390        $           $   54,086
         Total operating expenses..........       10,616             3,789                        14,405
                                                --------          --------        ------      ----------
         Property net operating income.....     $ 23,080          $ 16,601        $           $   39,681
                                                ========          ========        ======      ==========
         Net investment in real estate.....     $750,132          $539,997        $4,027      $1,294,156
                                                ========          ========        ======      ==========

                                                        FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                --------------------------------------------------------
                                                                  COMMUNITY
                                                  MALLS            CENTERS       CORPORATE       TOTAL
                                                --------          ----------     ---------    ----------
         Total revenues....................     $ 20,017          $ 19,647        $           $   39,664
         Total operating expenses..........        5,276             3,547                         8,823
                                                --------          --------        ------      ----------
         Property net operating income.....     $ 14,741          $ 16,100        $           $   30,841
                                                ========          ========        ======      ==========

         Net investment in real estate.....     $422,446          $545,990        $3,479      $  971,915
                                                ========          ========        ======      ==========

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

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain statements which may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to consummate financing and venture arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES

         Total revenues increased 36.4%, or $14.4 million, for the three months ended March 31, 1999. Of the $14.4 million increase, $13.4 million was the result of increased revenues at the malls, $830,000 was the result of increased revenues at the community centers, $100,000 was the result of decreased revenues from dispositions and $310,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 27.5%, or $8.2 million, for the three months ended March 31, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS             TOTAL           TOTAL
                                           -----             -------             -----           -----
         Same center..................    $ 0.6               $ 0.6              $ 1.2             4.0%
         Acquisitions/Developments....      7.1                 0.0                7.1            23.8
         Dispositions.................      0.0                (0.1)              (0.1)           (0.3)
                                          -----               -----              -----            ----
                                          $ 7.7               $ 0.5              $ 8.2            27.5%
                                          =====               =====              =====            ====

Percentage rents

         Percentage rents increased $380,000 for the three months ended March 31, 1999. Of this increase, $360,000 was earned at the malls and $20,000 was earned at the community centers.

 Tenant recoveries

         Tenant recoveries reflect a net increase of 69.1%, or $5.0 million, for the three months ended March 31, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                            COMMUNITY                          PERCENT
                                          MALLS              CENTERS            TOTAL           TOTAL
                                          -----              -------            -----           -----
         Same center..................    $ 0.6               $ 0.2              $ 0.8           11.1%
         Acquisitions/Developments....      4.2                 0.0                4.2           58.0
                                          -----               -----              -----           ----
                                          $ 4.8               $ 0.2              $ 5.0           69.1%
                                          =====               =====              =====           ====

Other revenues

         The $920,000 increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $690,000 and an increase of $230,000 in management fee revenues, of which $170,000 was the result of new joint ventures and $60,000 was due to an increase from the existing joint ventures.

OPERATING EXPENSES

         Total operating expenses increased 63.3%, or $5.6 million, for the three months ended March 31, 1999. Recoverable operating expenses increased $5.2 million, the provision for credit losses increased $90,000 and other operating expenses increased $270,000.

Recoverable expenses

         Recoverable operating expenses increased 65.8%, or $5.2 million, for the three months ended March 31, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS             TOTAL           TOTAL
                                           -----             -------             -----           -----
         Same center..................    $ 0.7               $ 0.1               $ 0.8           10.5%
         Acquisitions/Developments....      4.4                 0.0                 4.4           55.3
                                          -----               -----               -----           ----
                                          $ 5.1               $ 0.1               $ 5.2           65.8%
                                          =====               =====               =====           ====

Provision for credit losses

         The provision for credit losses was approximately $620,000 and represented 1.2% of tenant revenues for the three months ended March 31, 1999, compared to 1.3% of tenant revenues for the three months ended March 31, 1998.

Depreciation and amortization

         The $2.3 million increase in depreciation and amortization consists primarily of an increase of $1.9 million from mall acquisitions, an increase of $370,000 in the core portfolio properties, offset with a decrease of $20,000 from the disposition of one community center in 1998.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.7 million and represented 5.0% of total revenues for the three months ended March 31, 1999, compared to $2.1 million and 5.4% of total revenues for the corresponding period in 1998. The increase in expense compared to the first quarter of 1998 reflects an increase in the number of corporate associates and additional occupancy costs as a result of the Company's growth from acquisitions during 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 45.8%, or $4.7 million, for the three months ended March 31, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------------------
                                           1999              1998           INC. (DEC.)
                                           ----              ----           ----------
Average loan balance .............      $1,012,193         $625,565           $386,628
Average rate .....................            7.17%            7.54%             (0.37)%

Total interest ...................      $   18,144         $ 11,792           $  6,352
Less:  Capitalized interest ......          (1,708)          (1,484)              (224)
Add:  Amortization of rate buydown                              194               (194)
Other (1) ........................          (1,553)            (297)            (1,256)
                                        ----------         --------           --------
Interest expense .................      $   14,883         $ 10,205           $  4,678
                                        ==========         ========           ========

(1) Other consists primarily of interest costs billed to joint venture entities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to pursue other projects in these areas.

         In January 1999, the Company refinanced a maturing $40.0 million mortgage note payable with a new $52.5 million mortgage note payable on Grand Central Mall which matures in February 2009 and bears interest at 7.18% per annum. The Company extinguished $16.0 in maturing short term notes during the first quarter and refinanced a short term note payable of $10.0 million which has a new maturity date of October 1, 1999.

         Management anticipates that net cash provided by operating activities, the funds available under its credit facility, its construction financing, long-term mortgage debt, venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the renovations, expansions and developments discussed herein. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         At March 31, 1999, the Company's debt-to-total-market capitalization was 62.5%, as a result of a lower equity price for the Company's shares and an increase in outstanding debt. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 1999.

         Net cash provided by operating activities for the three months ended March 31, 1999, was $22.1 million versus $16.3 million for the corresponding period of 1998. Net income adjusted for non-cash items accounted for a $3.1 million increase, while changes in operating assets and liabilities accounted for a $2.7 million increase.

         Net cash used in investing activities for the three months ended March 31, 1999, was $15.9 million, and reflects additional direct investments in real estate assets of $9.7 million and additional indirect investments in real estate through investments in unconsolidated entities of $4.5 million.

         Net cash used in financing activities for the three months ended March 31, 1999, was $8.7 million. Cash was provided by net additional borrowings under the credit facility of $10.2 million and issuance of mortgage notes payable of $66.1 million. Cash was used to fund distributions of $18.1 million and principal payments on mortgage and notes payable of $67.1 million.

Expansion, Renovation and Development Activity

         The Company continues to be active in its expansion, renovation and development activities. Its business strategy is to grow the Company's assets and cash flow available to, among other things, provide for dividend requirements.

Expansions and Renovations
--------------------------

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the properties.

Grand Central Mall

         The Company relocated County Market to a new 63,600 square-foot outparcel building which opened March 1999 and expects to retenant the existing 38,500 square-foot building later in 1999.

Indian Mound Mall

         The Company expanded the existing Elder-Beerman store at this mall by approximately 21,000 square feet of GLA, which increased the mall's GLA to approximately 564,000 square feet.

The Mall at Fairfield Commons

         The Company is in the process of expanding this mall with the addition of a 75,000 square-foot Regal Cinemas on one of the mall's outparcels, which is expected to open in the third quarter of 1999.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power community center in northern Columbus, Ohio. Upon completion, the community center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, Kroger, opened in the fourth quarter of 1998, three additional tenants opened in the first quarter of 1999 and the remainder of the space is expected to open through the fall of 1999. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, is currently developing a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure is underway and completion is projected for fourth quarter of 1999. The required equity for Jersey Gardens and off-site improvements have been funded. The Company has also arranged a construction loan facility for the project and has met the pre-leasing requirements of such loan.

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

Carson

         In April 1999, the Company terminated its contingent contract to acquire the land for a value-oriented super-regional Mall Property located in Carson, California. The Company is currently exploring alternatives with respect to continued participation in the development of this site.

Bolingbrook

         In October 1998, the Company announced plans for the development of a
1.0 million square-foot super-regional Mall Property in the Chicago suburb of Bolingbrook, Illinois. The Company has obtained an option to acquire a 203-acre parcel as the site of this project, which could open in 2001.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended March 31, 1999, and 1998, represent 15.0 million square feet of GLA, or 79.6% of the "same store" population.


                                                       MALLS                         COMMUNITY CENTERS
                                              --------------------------         ------------------------
     PROPERTY TYPE                            SALES PSF       % INCREASE         SALES PSF      %INCREASE
     -------------                            ---------       ----------         ---------      ---------
     Anchors ...........................      $ 168.69            1.2%           $ 244.85         4.1%
     Stores ............................      $ 273.93            4.2%           $ 197.94         5.1%
     Total..............................      $ 218.56            2.9%           $ 240.16         4.2%

         Portfolio occupancy statistics by property type are summarized below:

                                                                           OCCUPANCY (1) (2)
                                             ------------------------------------------------------------
                                             3/31/99     12/31/98      9/30/98       6/30/98      3/31/98
                                             -------     --------      -------       -------      -------
     Mall Anchors........................     96.1%        96.3%        96.5%         97.7%        97.6%
     Mall Stores.........................     82.0%        84.1%        82.5%         79.2%        79.8%
     Mall Stores Comparable 12 Months....     80.7%        82.6%        81.4%         79.8%        79.8%
     Total Mall Portfolio................     90.8%        91.8%        91.3%         91.0%        91.1%

     Community Center Anchors............     98.7%        98.7%        97.9%         97.9%        97.6%
     Community Center Stores.............     89.4%        90.2%        88.1%         87.6%        85.9%
     Total Community Centers.............     96.6%        96.7%        95.6%         95.5%        94.9%
     Single Tenant Retail Properties.....     92.2%        92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     96.1%        96.3%        95.3%         95.2%        94.6%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1999               1998
                                                                         ----               ----
Net income available to common shareholders...............             $ 5,091            $ 5,304
Add back (less):
     Real estate depreciation and amortization............               9,313              7,298
     GRT share of joint venture depreciation
        and amortization..................................               2,329              1,938
     Minority interest in operating partnership...........                 627                667
                                                                       -------            -------
Funds from operations.....................................             $17,360            $15,207
                                                                       =======            =======

         FFO increased 14.2%, or $2.2 million, for the three months ended March 31, 1999. The increase was the result of the Company's continuous focus on its core portfolio and the impact of its strategic acquisitions in 1998. Property net operating income increased $8.8 million and was partially offset by an increase in interest expense of $4.7 million, an increase in preferred stock dividends of $460,000, a decrease in FFO from unconsolidated entities of $330,000 and an increase in general and administrative expenses of $550,000.

ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 1999. The Company will be required to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

YEAR 2000 ISSUES

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

         The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased systems. The Company has evaluated the Year 2000 compliance status of each vendor and believes that its existing systems and planned upgrades, to be completed by third quarter 1999, will be Year 2000 compliant. Implementation of planned upgrades will not result in significant additional cost to the Company. The Company does not have any mainframe/midrange computer codes to verify. The data generated using off-the-shelf packages is being analyzed and fixed to use the proper date format.

         All of the Company's servers and workstations use Intel based processors and the Company has used third party applications to verify these systems. Planned upgrades and new purchases have eliminated several non-compliant systems. The Company plans to phase-out the remaining older computers during the second quarter 1999. The majority of the remaining issues will be resolved via a planned upgrade to MS Office 2000 later this year. The Company will utilize an outside consulting firm to verify its tests and validate the correction and testing methods.

         The costs incurred by the Company at the present time have been internal costs only. The Company expects to spend no more than $30,000 for outside consultants to give additional assurance on its IT systems. The source of these funds will be from operations. The significant risks to the Company in the event that Year 2000 issues are not identified and corrected include the possibility that IT system problems could cause delays or errors in processing financial and operations information. The Year 2000 issue has not affected any of the Company's IT system decisions. At the present time the Company has planned upgrades in progress that will not be delayed or accelerated due to Year 2000 issues.

         The Company's contingency plan recognizes that the biggest exposures are non-IT systems which may result in Year 2000 issues. These exposures are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls, as well as our reliance on outside contractors for services such as security, janitorial and exterior maintenance. At the present time, the Company has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems. If failure does occur in any of these provided services as a result of Year 2000 issues, the Company is prepared to correct the problem with manual labor, either hired or internally which could cause a short term limitation in the efficiency of the Company's Properties operations.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

OTHER

         The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when tenant occupancy and retail sales are typically at their highest levels. In addition, malls achieve most of their temporary tenant rents and percentage rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

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

         Inflation may, however, have a negative impact on some of the Company's other operating items. Interest expense and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at March 31, 1999, and which are sensitive to changes in interest rates. The Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the 30-day forward LIBOR rate which at March 31, 1999 was 4.988%.

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

All amounts are reflected in thousands:

                                                                                                                FAIR
                            1999         2000         2001       2002     2003     THEREAFTER      TOTAL        VALUE
                            ----         ----         ----       ----     ----     ----------      -----        -----
LIABILITIES:

Fixed rate.............. $ 37,177     $133,524     $ 66,533    $58,784   $43,726     $251,437     $591,181     $586,181
Average interest rate...    7.160%       7.124%       7.054%     7.172%    7.109%       6.631%       7.366%
Variable rate........... $278,255                  $133,604                                       $411,859     $411,859
Average interest rate...    6.878%                    6.288%                                         6.688%

INTEREST RATE DERIVATIVES:

Notional amount......... $170,000     $170,000     $170,000                                       $170,000     $   (230)
Average pay rate........    5.147%       5.147%       5.147%                                         5.147%
Average receive rate....    4.988%       4.988%       4.988%                                         4.988%

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

                 None

    ITEM 5.      OTHER INFORMATION

                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                  10.86 Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999.

                  10.87 Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000).

                  27.1 Financial Data Schedule (filed for EDGAR filing purposes only).

                  (b) Reports on Form 8-K

                  During its fiscal quarter ended March 31, 1999, the Company filed a Report on Form 8-K with the Securities and Exchange Commission on March 12, 1999, in connection with the Board of Trustees' decision on March 9, 1999, to adopt a Preferred Share Purchase Plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST



  May 12, 1999                      /s/ Herbert Glimcher
-----------------                   -----------------------------------------------------
(Date)                              Herbert Glimcher, Chairman of the Board, President
                                    Chief Executive Officer (Principle Executive Officer)
                                      and Trustee


  May 12, 1999                      /s/ William G. Cornely
-----------------                   -----------------------------------------------------
(Date)                              William G. Cornely, Executive Vice President
                                    Chief Operating Officer & Chief Financial Officer