Form 10-Q
period 1999-06-30
GLIMCHER REALTY TRUST
filed 1999-08-12
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 1999, there were 23,748,041 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.


                                  1 of 26 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----

PART I: FINANCIAL INFORMATION                                                                             PAGE
                                                                                                          ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                              3

         Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998            4

         Consolidated Statement of Operations for the six months ended June 30, 1999 and 1998               5

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998              6

         Notes to Consolidated Financial Statements                                                         7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   22


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            23

     Item 2.  Changes in Securities                                                                        23

     Item 3.  Defaults Upon Senior Securities                                                              23

     Item 4.  Submission of Matters to a Vote of Security Holders                                          23

     Item 5.  Other Information                                                                            23

     Item 6.  Exhibits and Reports on Form 8-K                                                             23


SIGNATURES                                                                                                 26

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                             (UNAUDITED)
                                                                           JUNE 30, 1999        DECEMBER 31, 1998
                                                                           -------------        -----------------
Investment in real estate:
  Land...................................................................  $     171,460           $   171,266
  Buildings, improvements and equipment..................................      1,251,619             1,240,121
  Developments in progress:
     Land................................................................         10,832                 6,183
     Developments........................................................          8,538                11,071
                                                                         ---------------         -------------
                                                                               1,442,449             1,428,641
  Less accumulated depreciation..........................................        152,471               137,229
                                                                         ---------------          ------------
     Net investment in real estate.......................................      1,289,978             1,291,412
Cash and cash equivalents................................................          7,892                 8,949
Cash in escrow...........................................................         14,188                11,327
Investment in and advances to unconsolidated entities....................        207,612               200,205
Tenant accounts receivable, net..........................................         27,310                29,050
Deferred expenses, net...................................................         11,099                10,742
Prepaid and other assets.................................................          6,064                 6,810
                                                                           -------------           -----------
                                                                           $   1,564,143           $ 1,558,495
                                                                           =============            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable...................................................  $     861,740           $   830,795
Notes payable............................................................        149,800               163,000
Accounts payable and accrued expenses....................................         33,447                32,143
Distributions payable....................................................         19,543                18,126
                                                                           -------------           -----------
                                                                               1,064,530             1,044,064
Commitments and contingencies

Minority interest in partnership.........................................         31,563                33,356

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of June 30, 1999 and December 31, 1998, respectively.............         90,000                90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest, $0.01 par
     value, 5,118,000 shares issued and outstanding......................        127,950               127,950
    Common shares of beneficial interest, $0.01 par value, 23,742,122 and 23,711,098 shares issued and outstanding as of June 30, 1999
     and December 31, 1998, respectively.................................            237                   237
  Additional paid-in capital.............................................        353,505               353,117
  Distributions in excess of accumulated earnings........................       (103,642)              (90,229)
                                                                           -------------           -----------
                                                                           $   1,564,143           $ 1,558,495
                                                                           =============           ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1999                1998
                                                                                  ----                ----
Revenues:
     Minimum rents......................................................... $     37,939        $     30,254
     Percentage rents......................................................          828                 666
     Tenant recoveries.....................................................       11,772               7,612
     Other.................................................................        2,720               1,658
                                                                            ------------        ------------
       Total revenues......................................................       53,259              40,190
                                                                            ------------        ------------

Operating expenses:
    Real estate taxes......................................................        4,859               3,564
    Recoverable operating expenses.........................................        7,994               4,790
                                                                            ------------        ------------
                                                                                  12,853               8,354
    Other operating expenses...............................................        1,169                 513
                                                                            ------------        ------------
       Total operating expenses............................................       14,022               8,867
                                                                            ------------        ------------

Depreciation and amortization..............................................       10,642               8,304
General and administrative.................................................        2,429               2,370
Interest income............................................................          255                 614
Interest expense...........................................................       15,140               9,992
Equity in income (loss) of unconsolidated entities.........................       (1,088)               (967)
Minority interest in operating partnership.................................          451                 603
                                                                            ------------        ------------
       Income before extraordinary item....................................        9,742               9,701
Extraordinary item:
    Charges related to extinguishment of debt..............................          295
                                                                            ------------        ------------
       Net income..........................................................        9,447               9,701
Preferred stock dividends..................................................        5,132               4,894
                                                                            ------------        ------------
       Net income available to common shareholders......................... $      4,315        $      4,807
                                                                            ============        ============

Earnings per share before extraordinary item (basic)....................... $       0.19        $       0.20
Extraordinary item.........................................................         0.01
                                                                            ------------        ------------
Earnings per share (basic)................................................. $       0.18        $       0.20
                                                                            ============        ============

Earnings per share before extraordinary item (diluted)..................... $       0.19        $      0.20
Extraordinary item.........................................................         0.01
                                                                            ------------        ------------
Earnings per share (diluted)............................................... $       0.18        $       0.20
                                                                            ============        ============

Cash distributions declared per common share of beneficial interest........ $     0.4808        $     0.4808
                                                                            ============        ============

   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   1999               1998
                                                                                   ----               ----
Revenues:
     Minimum rents......................................................... $     75,735       $      59,892
     Percentage rents......................................................        2,384               1,841
     Tenant recoveries.....................................................       23,927              14,802
     Other.................................................................        5,299               3,319
                                                                            ------------       -------------
       Total revenues......................................................      107,345              79,854
                                                                            ------------       -------------
Operating expenses:
    Real estate taxes......................................................        9,932               7,360
    Recoverable operating expenses.........................................       16,099               8,942
                                                                            ------------       -------------
                                                                                  26,031              16,302
    Other operating expenses...............................................        2,396               1,388
                                                                            ------------       -------------
       Total operating expenses............................................       28,427              17,690
                                                                            ------------       -------------

Depreciation and amortization..............................................       20,992              16,355
General and administrative.................................................        5,116               4,508
Interest income............................................................          486               1,234
Interest expense...........................................................       30,023              20,197
Equity in income (loss) of unconsolidated entities.........................       (1,996)             (1,155)
Minority interest in operating partnership.................................        1,078               1,270
                                                                            ------------       -------------
    Income before extraordinary item.......................................       20,199              19,913
Extraordinary item:
    Charges related to extinguishment of debt..............................          295
                                                                            ------------       -------------
       Net income..........................................................       19,904              19,913
Preferred stock dividends..................................................       10,498               9,802
                                                                            ------------       -------------
       Net income available to common shareholders......................... $      9,406       $      10,111
                                                                            ============       =============

Earnings per share before extraordinary items (basic)...................... $       0.41       $        0.43
Extraordinary item.........................................................         0.01
                                                                            ------------       -------------
Earnings per share (basic)................................................. $       0.40       $        0.43
                                                                            ============       =============

Earnings per share before extraordinary item (diluted)..................... $       0.40                0.43
Extraordinary item.........................................................         0.01
                                                                            ------------       -------------
Earnings per share (diluted)............................................... $       0.39       $        0.43
                                                                            ============       =============

Cash distributions declared per common share of beneficial interest........ $     0.9616       $      0.9616
                                                                            ============       =============


   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     1999             1998
                                                                                     ----             ----
Cash flows from operating activities:
     Net income..............................................................     $   19,904     $    19,913
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts................................          1,216             762
              Depreciation and amortization..................................         20,992          16,355
              Other non-cash expenses........................................            295             401
              Equity in (income) loss of unconsolidated entities.............          1,996           1,155
              Minority interest in operating partnership.....................          1,078           1,270
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net................................            524          (2,184)
              Deferred expenses, prepaid and other assets....................          1,071            (166)
              Accounts payable and accrued expenses..........................           (766)          1,629
                                                                                ------------     -----------

                 Net cash provided by operating activities...................         46,310          39,135
                                                                                ------------     -----------

Cash flows from investing activities:
         Additions to investment in real estate..............................        (15,771)        (13,780)
         Acquisition of properties...........................................                        (54,961)
         Investment in unconsolidated entities, net of distributions.........         (9,403)        (83,320)
         (Payments to) withdrawals from cash in escrow.......................         (2,861)          2,242
         Additions to deferred expenses, prepaid and other assets............         (2,565)         (4,187)
                                                                                ------------    ------------

                 Net cash used in investing activities.......................        (30,600)       (154,006)
                                                                                ------------      ----------

Cash flows from financing activities:
         (Payments to) proceeds from revolving line of credit, net...........        (13,200)         55,600
         Proceeds from issuance of mortgage and notes payable................        144,640          95,418
         Principal payments on mortgage and notes payable....................       (113,695)        (10,542)
         Proceeds from issuance of shares....................................            242             390
         Cash distributions..................................................        (34,754)        (31,805)
                                                                                ------------     -----------

                 Net cash (used in) provided by financing activities.........        (16,767)        109,061
                                                                                ------------      ----------

Net change in cash and cash equivalents......................................         (1,057)         (5,810)

Cash and cash equivalents, at beginning of period............................          8,949           7,434
                                                                                ------------     -----------
Cash and cash equivalents, at end of period..................................   $      7,892     $     1,624
                                                                                ============     ===========




   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.        BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.9% owned by GRT at June 30, 1999 and December 31, 1998), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1998.

         During the second quarter of 1998 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 98-9 relating to the recognition of contingent rental income in interim periods. Under EITF 98-9 the Company is required to recognize percentage rents in interim periods after the contingent sales level is exceeded rather than estimating and accruing percentage rents as if earned ratably over the lease year. The Company adopted EITF 98-9 on a prospective basis beginning second quarter 1998 and did not restate the first quarter of 1998. Comparative pro forma results if the standard had been adopted at the beginning of 1998 would have reduced net income available to common shareholders by approximately $300,000 ($0.01 per share) for the six months ended June 30, 1998.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $1,451 and $2,814 for real estate improvements as of June 30, 1999 and 1998, respectively.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                                        JUNE 30, 1999            DECEMBER 31, 1998
                                                                        -------------            -----------------
Assets:
    Investment properties at cost, net............................        $  699,662                 $   675,993
    Other assets..................................................            41,941                      41,701
                                                                          ----------                 -----------
                                                                          $  741,603                 $   717,694
                                                                          ==========                 ===========
Liabilities and Members' Equity:
    Mortgage notes payable........................................        $  434,052                 $   401,927
    Accounts payable and accrued expenses.........................           105,983                     113,837
                                                                          ----------                 -----------
                                                                             540,035                     515,764
    Members' equity...............................................           201,568                     201,930
                                                                          ----------                 -----------
                                                                          $  741,603                 $   717,694
                                                                          ==========                 ===========

Operating Partnership's share of:
    Members' equity...............................................        $  134,343                 $   136,645
                                                                          ==========                 ===========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity...................................................        $  134,343                 $   136,645
Advances and additional costs.....................................            73,269                      63,560
                                                                          ----------                 -----------
Investment in unconsolidated entities.............................        $  207,612                 $   200,205
                                                                          ==========                 ===========

STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                         --------------------------      -----------------------
                                                               1999            1998           1999         1998
                                                               ----            ----           ----         ----
Total revenues.......................................    $     22,914  $      22,456     $    46,219   $  38,518
Operating expenses...................................         (11,169)       (12,590)        (22,921)    (19,642)
                                                         ------------  -------------     -----------   ---------
Net operating income.................................          11,745          9,866          23,298      18,876
Depreciation and amortization........................          (4,371)        (3,628)         (8,607)     (6,760)
Interest expense.....................................          (7,235)        (6,193)        (14,250)    (11,509)
                                                         ------------  -------------     -----------   ---------
Net income (loss)....................................    $        139  $          45     $       441   $     607
                                                         ============  =============     ===========   =========
Operating Partnership's share of net income (loss)...    $     (1,088) $        (967)    $    (1,996)  $  (1,155)
                                                         ============  =============     ===========   =========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF JUNE 30, 1999 AND DECEMBER 31, 1998 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
------------------------------------------------------------------------------------------------------------------------
                                        1999          1998         1999        1998
                                        ----          ----         ----        ----
Glimcher Holdings L.P............  $   25,000      $  25,000      6.935%      6.935%     (a)     $25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan A..                     40,000                  6.995%
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P.............      76,000         76,000      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Grand Central L.P................      52,332                     7.180%                 (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      57,934         58,214      6.890%      6.890%     (b)        (c)         (c)
University Mall L.P..............      70,303         70,695      7.090%      7.090%     (b)        (d)         (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)      40,000  Aug. 30, 2001
Montgomery Mall Associates, L.P..      47,367         47,602      6.740%      6.740%     (b)        (e)         (e)
Weberstown Mall, LLC ............      20,489         11,520      7.430%      8.800%     (b)      19,151    May 1, 2000
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000  Oct. 11, 2001
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P.(o)..      21,520                       (g)                  (b)      18,645   July 1, 2009
    Other Mortgage Notes.........      79,622        101,709        (h)         (h)      (b)      70,304        (i)
    Other Bridge Facilities......      94,000         89,000        (j)         (j)      (a)      94,000        (k)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (l)               Nov. 1, 2028
    Construction Loans...........      38,173         32,055        (m)         (m)      (a)                    (n)
                                     --------      ---------
Total Mortgage Notes Payable.....    $861,740      $ 830,795
                                     =========     =========

(a) The loan requires monthly payments of interest only.
(b) The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (6.240% at June 30, 1999 and 6.790% at December 31, 1998).
(g) Interest rate of LIBOR plus 210 basis points (7.360% at June 30, 1999); converts to fixed rate of 10 year treasury plus 210 basis points prior to April 2000.
(h) Interest rates ranging from 7.875% to 9.125%.
(i) Final maturity dates ranging from November 1999 to April 2016.
(j) Interest rates ranging from LIBOR plus 160-275 basis points (6.550% -7.939% at June 30, 1999 and 7.147%-11.375% at December 31,1998).
(k) Final maturity dates ranging from July 1999 to June 2000; a bridge facility of $50,000 was refinanced in July 1999. (see note (o) ).
(l) The loan requires semi-annual payments of interest.
(m) Interest rates ranging from 6.843% to 6.943% at June 30, 1999 and 7.626% at December 31, 1998.
(n) Final maturity dates ranging from October 1999 to February 2001.
(o) Permanent financing commitment of $90,000 of which $21,520 was used to refinance current maturities in June 1999, $50,000 was drawn in July 1999 to refinance a maturing bridge facility and $18,500 is available to refinance a $18,434 mortgage note payable that matures November 1, 1999.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides for a decrease in the amount the Company can borrow to $170,000, extends the term through January 31, 2001, is collateralized by three properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (7.1875% at June 30, 1999). Payments due under the Credit Facility are guaranteed by GRT.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       EARNINGS PER SHARE

         Presentation of basic EPS and diluted EPS is summarized in the table below:

                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------------------
                                                               1999                                1998
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME    SHARES       SHARE       INCOME     SHARES     SHARE
                                                    ------    ------       -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......    $  4,315   23,736    $  0.18        $4,807     23,691   $  0.20

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................         451    2,965                      603      2,978
  Options.......................................                   92                                  76
                                                   ---------   ------    -------      --------   --------  --------
DILUTED EPS
  Income available plus assumed conversions.....   $   4,766   26,793    $  0.18      $  5,410     26,745  $   0.20
                                                   =========  =======    =======      ========   ========  ========

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------------------
                                                                1999                            1998
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $   9,406    23,727  $   0.40       $10,111     23,683    $ 0.43

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................       1,078     2,968     (0.01)        1,270      2,961
  Options.......................................                    31                                 97
                                                   ---------   ------    -------      --------   --------  --------
DILUTED EPS
  Income available plus assumed conversions.....   $  10,484    26,726  $   0.39       $11,381      26,741   $ 0.43
                                                   =========   =======  ========       =======     =======   ======

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1999:

         Balance, January 1, 1999............................                  $  (90,229)
              Distributions declared, $0.9616 per share......                     (22,819)
              Preferred stock dividends......................                     (10,498)
              Net income.....................................                      19,904
                                                                               ----------
         Balance, June 30, 1999..............................                  $ (103,642)
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

                                                       FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                 -------------------------------------------------------

                                                                  COMMUNITY
                                                     MALLS         CENTERS       CORPORATE       TOTAL
                                                 ----------      ---------       --------     ----------
         Total revenues....................      $   33,546      $  19,713       $            $   53,259
         Total operating expenses..........          10,730          3,292                        14,022
                                                 ----------      ---------       -------      ----------
         Property net operating income.....      $   22,816      $  16,421       $            $   39,237
                                                 ==========      =========       =======      ==========

         Net investment in real estate.....      $  748,657        537,159       $ 4,162      $1,289,978
                                                 ==========      =========       =======      ==========

                                                       FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                                 -------------------------------------------------------

                                                                  COMMUNITY
                                                     MALLS         CENTERS       CORPORATE       TOTAL
                                                 ----------      ---------       --------     ----------
         Total revenues....................      $   20,962      $  19,228       $           $    40,190
         Total operating expenses..........           5,711          3,156                         8,867
                                                 ----------      ---------       -------     -----------
         Property net operating income.....      $   15,251      $  16,072       $           $    31,323
                                                 ==========      =========       =======     ===========

         Net investment in real estate.....      $  474,998       $545,249       $ 3,241     $ 1,023,488
                                                 ==========       ========       =======     ===========

                                                           FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                 -------------------------------------------------------

                                                                  COMMUNITY
                                                     MALLS         CENTERS       CORPORATE       TOTAL
                                                 ----------      ---------       --------     ----------
         Total revenues....................      $   67,242      $  40,103       $            $  107,345
         Total operating expenses..........          21,346          7,081                        28,427
                                                 ----------      ---------       --------     ----------
         Property net operating income.....      $   45,896      $  33,022       $            $   78,918
                                                 ==========      =========       ========     ==========

         Net investment in real estate.....      $  748,657      $ 537,159       $  4,162     $1,289,978
                                                 ==========      =========       ========     ==========

                                                          FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                 -------------------------------------------------------

                                                                  COMMUNITY
                                                   MALLS           CENTERS       CORPORATE       TOTAL
                                                 ----------      ---------       --------     ----------
         Total revenues....................      $   40,978      $  38,876       $            $   79,854
         Total operating expenses..........          10,987          6,703                        17,690
                                                 ----------      ---------       --------     ----------
         Property net operating income.....      $   29,991      $  32,173       $            $   62,164
                                                 ==========      =========       ========     ==========

         Net investment in real estate.....      $  474,998      $ 545,249       $  3,241     $1,023,488
                                                 ==========      =========       ========     ==========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES

         Total revenues increased 32.5%, or $13.1 million, for the three months ended June 30, 1999. Of the $13.1 million increase, $12.4 million was the result of increased revenues at the malls, $500,000 was the result of increased revenues at the community centers and $200,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 25.4%, or $7.7 million, for the three months ended June 30, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                          MALLS             CENTERS             TOTAL            TOTAL
                                          -----             -------             -----            -----
         Same center..................    $ 0.6              $ 0.4              $  1.0             3.3%
         Acquisitions/Developments....      6.7                0.0                 6.7            22.1
                                          -----              -----              ------            ----
                                          $ 7.3              $ 0.4              $  7.7            25.4%
                                          =====              =====              ======            ====

Percentage rents

         Percentage rents increased $160,000 for the three months ended June 30, 1999. This increase was primarily earned at the malls.

 Tenant recoveries

         Tenant recoveries reflect a net increase of 54.7%, or $4.2 million, for the three months ended June 30, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                           MALLS             CENTERS             TOTAL            TOTAL
                                           -----             -------             -----            -----
         Same center..................    $   0.2             $ 0.2              $ 0.4            5.2%
         Acquisitions/Developments....        3.8               0.0                3.8           49.5
                                          -------             -----              -----           ----
                                          $   4.0             $ 0.2              $ 4.2           54.7%
                                          =======             =====              =====           ====

Other revenues

         The $1.1 million increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $840,000 and a net increase of $100,000 in management fee revenues from the joint ventures.

OPERATING EXPENSES

         Total operating expenses increased 58.1%, or $5.2 million, for the three months ended June 30, 1999. Recoverable operating expenses increased $4.5 million, the provision for credit losses increased $400,000 and other operating expenses increased $300,000.

Recoverable expenses

         Recoverable operating expenses increased 53.9%, or $4.5 million, for the three months ended June 30, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                           --------------------------------------------------------------
                                                            COMMUNITY                            PERCENT
                                           MALLS              CENTERS             TOTAL           TOTAL
                                           -----              -------             -----           -----
         Same center..................      $ 0.3            $  0.1              $ 0.4            4.8%
         Acquisitions/Developments....        4.1               0.0                4.1           49.1
                                            -----            ------              -----           ----
                                            $ 4.4            $  0.1              $ 4.5           53.9%
                                            =====            ======              =====           ====

Provision for credit losses

         The provision for credit losses was approximately $600,000 and represented 1.2% of tenant revenues for the three months ended June 30, 1999, compared to 0.6% of tenant revenues for the three months ended June 30, 1998.

Depreciation and amortization

         The $2.3 million increase in depreciation and amortization consists primarily of an increase of $1.8 million from mall acquisitions and an increase of $500,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.4 million and represented 4.6% of total revenues for the three months ended June 30, 1999, compared to $2.4 million and 5.9% of total revenues for the corresponding period in 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 51.5%, or $5.1 million, for the three months ended June 30, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                                   THREE MONTHS ENDED JUNE 30,
                                                       ------------------------------------------------
                                                            1999             1998           INC. (DEC.)
                                                            ----             ----           -----------
         Average loan balance.....................     $ 1,021,501         $680,112          $  341,389
         Average rate.............................            7.11%            7.51%              (0.40)%

         Total interest...........................     $     18,157        $ 12,769          $    5,388
         Less:  Capitalized interest..............           (1,667)         (1,781)                114
         Add:  Amortization of rate buydown.......                              194                (194)
         Other (1)................................           (1,350)         (1,190)               (160)
                                                       ------------        --------          ----------
         Interest expense.........................     $     15,140        $  9,992          $    5,148
                                                       ============        =========         ==========

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES

        Total revenues increased 34.4%, or $27.5 million, for the six months ended June 30, 1999. Of the $27.5 million increase, $25.8 million was the result of increased revenues at the malls, $1.3 million was the result of increased revenues at the community centers offset with a decrease of $100,000 from dispositions and $500,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 26.5%, or $15.8 million, for the six months ended June 30, 1998.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                           MALLS              CENTERS             TOTAL           TOTAL
                                           -----              -------             -----           -----
         Same center..................      $ 1.1            $  1.0              $ 2.1            3.5%
         Acquisitions/Developments....       13.8               0.0               13.8           23.1
         Dispositions.................        0.0              (0.1)              (0.1)          (0.1)
                                            -----            ------              -----           ----
                                            $14.9            $  0.9              $15.8           26.5%
                                            =====            ======              =====           ====

Percentage rents

         Percentage rents increased $540,000 for the six months ended June 30, 1999. This increase was primarily earned at the malls.

Tenant recoveries

         Tenant recoveries reflect a net increase of 61.6%, or $9.1 million, for the six months ended June 30, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                            ------------------------------------------------------------
                                                              COMMUNITY                          PERCENT
                                            MALLS             CENTERS            TOTAL            TOTAL
                                            -----             -------            -----            -----
         Same center..................      $ 0.8             $ 0.3              $ 1.1            7.4%
         Acquisitions/Developments....        8.0               0.0                8.0           54.2
                                            -----             -----              -----           ----
                                            $ 8.8             $ 0.3              $ 9.1           61.6%
                                            =====             =====              =====           ====

Other revenues

         The $2.0 million increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $1.6 million and a net increase of $330,000 in management fee revenues from the joint ventures.

OPERATING EXPENSES

         Total operating expenses increased 60.7%, or $10.7 million, for the six months ended June 30, 1999. Recoverable operating expenses increased $9.7 million, the provision for credit losses increased $450,000 and other operating expenses increased $550,000.

Recoverable expenses

         Recoverable operating expenses increased 59.7%, or $9.7 million, for the six months ended June 30, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                           COMMUNITY                             PERCENT
                                           MALLS              CENTERS            TOTAL            TOTAL
                                           -----              -------            -----            -----
         Same center..................     $  0.9            $  0.3              $ 1.2            7.4%
         Acquisitions/Developments....        8.5               0.0                8.5           52.3
                                           ------            ------              -----           ----
                                           $  9.4            $  0.3              $ 9.7           59.7%
                                           ======            ======              =====           ====

Provision for credit losses

         The provision for credit losses was approximately $1.2 million and represented 1.1% of tenant revenues for the six months ended June 30, 1999, compared to 1.0% of tenant revenues for the six months ended June 30, 1998.

Depreciation and amortization

         The $4.6 million increase in depreciation and amortization consists primarily of an increase of $3.6 million from mall acquisitions and an increase of $1.0 million in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $5.1 million and represented 4.8% of total revenues for the six months ended June 30, 1999, compared to $4.5 million and 5.6% of total revenues for the corresponding period in 1998.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 48.7%, or $9.8 million, for the six months ended June 30, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                                     SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------------------------------
                                                           1999               1998            INC. (DEC.)
                                                           ----               ----            -----------
         Average loan balance.....................   $  1,016,716           $653,024           $ 363,692
         Average rate.............................           7.14%              7.52%              (0.38)%

         Total interest...........................   $     36,297           $ 24,554           $  11,743
         Less:  Capitalized interest..............         (3,374)            (3,265)               (109)
         Add:  Amortization of rate buydown.......                               388                (388)
         Other (1)................................         (2,900)            (1,480)             (1,420)
                                                     ------------          ---------           ---------
         Interest expense.........................   $     30,023          $  20,197           $   9,826
                                                     ============          =========           =========

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

         In April 1999, the Company refinanced a $11.5 million mortgage note payable with a new $20.5 million mortgage note payable on Weberstown Mall which matures in May 2006 and bears interest at 7.43% per annum. Also in April 1999, the Company modified and increased an existing short term note payable to $21.5 million.

         In June 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility was reconfigured from $190.0 million collateralized by a pool of 11 properties to $170.0 million line of credit collateralized by three properties, extended the term through January 31, 2001 and changed the interest rate to a range of 160 to 190 basis points over LIBOR (7.1875% at June 30, 1999). Payments under the Credit Facility are guaranteed by GRT. Concurrent with the amendment to the Credit Facility, the Company closed a $24.4 million short term note payable collateralized by five community centers previously encumbered by the Credit Facility; three community centers previously encumbered by the Credit Facility remain unencumbered.

         In June 1999, the Company secured a $90.0 million mortgage note payable of which $21.5 million and $50.0 million were funded in June 1999 and July 1999, respectively, to refinance existing mortgage maturities and the remaining $18.5 million is expected to be funded in September 1999 with the proceeds to be used to pay-off a maturing loan.

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

         At June 30, 1999, the Company's debt-to-total-market capitalization was 60.7%, compared to 61.0% at December 31, 1998. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 1999.

          Net cash provided by operating activities for the six months ended June 30, 1999, was $46.3 million versus $39.1 million for the corresponding period of 1998. Net income adjusted for non-cash items accounted for a $5.6 million increase, while changes in operating assets and liabilities accounted for a $1.6 million increase.

         Net cash used in investing activities for the six months ended
June 30, 1999, was $30.6 million, and reflects additional direct investments in real estate assets of $15.8 million and additional indirect investments in real estate through investments in unconsolidated entities of $9.4 million.

         Net cash used in financing activities for the six months ended June 30, 1999, was $16.8 million. Cash was used to reduce outstanding borrowings on the Credit Facility by $13.2 million, to fund distributions of $34.8 million and principal payments on mortgage and notes payable of $113.7 million. Cash was provided by issuance of new mortgage and notes payable of $144.7 million.

EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its expansion, renovation and development activities. Its business strategy is to grow the Company's assets and cash flow available, to among other things, provide for dividend requirements.

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

Malls

         At Indian Mound Mall in Newark, Ohio, the expansion of an existing Elder-Beerman store by approximately 21,000 square feet was completed in January 1999 and increased the mall's GLA to approximately 564,000 square feet. At Grand Central Mall in Parkersburg, West Virginia, the Company relocated County Market to a new 63,600 square-foot outparcel building which opened in March 1999. At Ashland Town Center in Ashland, Kentucky, the Company added its fourth anchor when Goody's opened in a 27,900 square-foot store in March 1999. At The Mall at Fairfield Commons in Beavercreek, Ohio, the Company is in the process of completing a 75,000 square-foot Regal Cinemas on one of the mall's outparcels, which is expected to open in the third quarter 1999.

Community Centers

         The Company currently has community center anchor expansion projects in process at Cross-Creek Plaza in Beaufort, South Carolina, Twin County Plaza in Galax, Virginia and Loyal Plaza in Loyalsock, Pennsylvania. The total financial commitment in connection with these projects is approximately $5.0 million.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power community center in northern Columbus, Ohio. Upon completion, the community center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, Kroger, opened in the fourth quarter of 1998, three additional anchor tenants and six small shop tenants occupying in excess of 124,000 square feet opened in the first half of 1999, an additional 200,000 square feet of space is expected to open through the fall of 1999 and ground leases for certain outparcels will commence in the first half of 2000. Two anchor tenants purchased land and are constructing their own stores. Target will open in a 136,000 square foot store in the fourth quarter of 1999 and Lowes will open in a 135,000 square foot store in the second quarter of 2000. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, is currently developing a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure is underway and completion is projected for fourth quarter of 1999, with the grand opening scheduled for October 21, 1999. At June 30, 1999 leases had been executed for approximately 75.0% of the GLA. The required equity for Jersey Gardens and off-site improvements have been funded. The Company has also arranged a construction loan facility for the project and has met the pre-leasing requirements of such loan.

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

Carson

         In April 1999, the Company terminated its contingent contract to acquire the land for a value-oriented super-regional mall located in Carson, California. The Company is currently exploring alternatives with respect to continued participation in the development of this site.

Bolingbrook

         In August 1999, the Company terminated its contract to acquire the land for a super- regional mall in the Chicago suburb of Bolingbrook, Illinois. The Company is currently exploring alternatives with respect to continued participation in the development of this site.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended June 30, 1999, and 1998, represent 18.9 million square feet of GLA, or 81.3% of the "same store" population.

                                                        MALLS                          COMMUNITY CENTERS
                                             --------------------------     ---------------------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE         SALES PSF          % INCREASE
     -------------                           ---------       ----------     ------------------     ----------

     Anchors............................       $168.90          1.3%              $246.28            4.0%
     Stores.............................       $286.33          3.5%              $177.43            2.7%
     Total..............................       $223.61          2.5%              $237.75            3.9%

     Portfolio occupancy statistics by property type are summarized below:

                                                                   OCCUPANCY (1) (2)
                                             ------------------------------------------------------------
                                             6/30/99      3/31/99     12/31/98       9/30/98      6/30/98
                                             -------      -------     --------       -------      -------

     Mall Anchors........................     97.5%        96.1%        96.3%         96.5%        97.7%
     Mall Stores.........................     81.9%        82.0%        84.1%         82.5%        79.2%
     Mall Stores Comparable 12 Months....     80.1%        80.6%        82.0%         80.8%        79.2%
     Total Mall Portfolio................     91.8%        90.8%        91.8%         91.3%        91.0%

     Community Center Anchors............     97.5%        98.7%        98.7%         97.9%        97.9%
     Community Center Stores.............     89.1%        89.4%        90.2%         88.1%        87.6%
     Total Community Centers.............     95.6%        96.6%        96.7%         95.6%        95.5%
     Single Tenant Retail Properties.....     92.2%        92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     95.2%        96.1%        96.3%         95.3%        95.2%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and six months ended June 30, 1999 and 1998 (in thousands):

                                                                THREE MONTHS                       SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                       ----------------------------       ---------------------
                                                          1999              1998             1999             1998
                                                          ----              ----             ----             ----
Net income available to common shareholders.......    $   4,315          $   4,807        $  9,406          $ 10,111
Add back (less):
     Real estate depreciation and amortization....        9,591              7,480          18,904            14,778
     GRT share of joint venture depreciation
        and amortization..........................        2,414              2,150           4,743             4,088
     Extraordinary item...........................          295                                295
     Minority interest in operating partnership...          451                603           1,078             1,270
                                                      ---------          ---------        --------          --------
Funds from operations.............................    $  17,066          $  15,040        $ 34,426          $ 30,247
                                                      =========          =========        ========          ========

         FFO increased 13.5%, or $2.0 million, for the three months ended June 30, 1999. The increase was the result of the Company's continuous focus on its core portfolio and the impact of its strategic acquisitions in 1998. Property net operating income increased $7.9 million and FFO from unconsolidated entities increased $140,000. These increases were partially offset by an increase in net interest expense of $5.5 million, an increase in preferred stock dividends of $240,000 and an increase in general and administrative expenses of $60,000.

         FFO increased 13.8%, or $4.2 million, for the six months ended June 30, 1999. The increase was the result of the Company's continuous focus on its core portfolio and the impact of its strategic acquisitions in 1998. Property net operating income increased $16.8 million and was partially offset by an increase in net interest expense of $10.6 million, an increase in preferred stock dividends of $700,000, a decrease in FFO from unconsolidated entities of $190,000 and an increase in general and administrative expenses of $600,000.

ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

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

         All of the Company's servers and workstations use Intel based processors and the Company has used third party applications to verify these systems. Planned upgrades and new purchases have eliminated several non-compliant systems. The Company plans to phase-out the remaining older computers by the end of the third quarter 1999. The majority of the remaining issues will be resolved via a planned upgrade to MS Office 2000 later this year. The Company will utilize an outside consulting firm to verify its tests and validate the correction and testing methods.

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

         The Company has setup a dedicated Year 2000 Task Force. The Task Force has contacted all the tenants and vendors including utility companies. The Task Force has compiled a list of emergency contacts including maintenance and repair technicians. We are asking all tenants to do the same, and provide us with a list of emergency contacts. We are also requesting that the tenants have a representative available at each location on January 1, 2000 to ensure a smooth transition into the next century.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at June 30, 1999, and which are sensitive to changes in interest rates. The Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the 30-day forward LIBOR rate which at June 30, 1999 was 5.236%.

         In August 1998, the Company entered into a three-year interest-rate swap agreement which fixed LIBOR at 5.662% per annum on a notional amount of $40,000. In September 1998, the Company entered into a three-year interest rate protection agreement on $130,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 7.750% per annum. In June 1999, the Company also entered into a one and a half year interest rate protection agreement on $170,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 8.000% per annum. All of these agreements have been reflected in the table below.

All amounts are reflected in thousands:

                                                                                                               FAIR
                            1999         2000         2001       2002     2003     THEREAFTER      TOTAL       VALUE
                            ----         ----         ----       ----     ----     ----------      -----       -----
LIABILITIES:

Fixed rate..............  $  20,376     $133,290    $ 66,296    $53,299   $43,543    $261,243    $578,047     $566,581
Average interest rate...      7.266%       7.231%      7.156%     7.170%    7.077%      6.240%      7.096%
Variable rate...........  $ 104,142     $ 22,500    $285,332                           21,520    $433,493     $433,493
Average interest rate...      7.199%       7.236%      6.840%                           7.366%      6.936%

INTEREST RATE DERIVATIVES:

Notional amount.........   $340,000     $340,000    $340,000                                      $340,000     $  (332)
Average pay rate........      5.286%       5.286%      5.286%                                       5.286%
Average receive rate....      5.236%       5.236%      5.236%                                       5.236%

                                     PART II

                                OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS

                 None

    ITEM 2.      CHANGES IN SECURITIES

                 None

    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                 None

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 An annual meeting of shareholders was held on May 12, 1999. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                 Votes of 19,203,949 shares were cast for the election of George
                 A. Schmidt as a Trustee; votes of 1,977,999 shares were withheld.

                 Votes of 19,203,499 shares were cast for the election of Alan
                 R. Weiler as a Trustee; votes of 1,978,449 shares were withheld.

                 Votes of 19,203,499 shares were cast for the election of Michael P. Glimcher as a Trustee; votes of 1,978,449 shares were withheld.

                 In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                 Votes of 21,065,580 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 49,942 shares were against; and votes of 66,424 shares abstained. In addition, there were no broker non-votes in connection with such proposal.

    ITEM 5.      OTHER INFORMATION

                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                  10.88 Deed Trust and Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holdings Inc. dated as of April 26, 1999.

                  10.89 Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000).

         10.90 Term Note dated as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty million five hundred thousand dollars ($22,500,000).

         10.91 Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999.

         10.92 Executed form of Open End Mortgage Assignment of Rents and Security Agreement for each of the two individual mortgages, dated, June 17, 1999 and issued by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999.

         10.93 A Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999.

         10.94 Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999.

         10.95 Amended and Restated Term Note as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty four million three hundred seventy five thousand dollars ($24,375,000).

         10.96 Note Consolidation and Modification Agreement as of April 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty one million five hundred thousand dollars ($21,500,000).

         10.97 Executed form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc.

         10.98 Executed Form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc.

         10.99 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999.

         10.100 Mortgage Modification Agreement by Glimcher Development Corporation for the benefit of Lehman Brothers Holdings, Inc. dated as of April 28, 1999.

         10.101 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999.

         10.102 Amended and Restated Promissory Note as of April 28, 1999 issued by Glimcher Properties Limited Partnership and Glimcher Development Corporation in the amount of twenty one million five hundred thousand dollars ($21,500,000).

         10.103 First Amendment to Second Amended and Restated Loan Agreement dated as of June 17, 1999 between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties, The Huntington National Bank ("HNB"), KeyBank National Association ("KeyBank"), Firstar, N.A. ("Firstar"), The Provident Bank ("Provident"), National City Bank ("National City"), Bankers Trust Company ("Bankers Trust"), PNC Bank National Association ("PNC"), FirstMerit Bank N. A. ("FirstMerit"), and First Union National Bank ("First Union").

         10.104 Form of Substitute Revolving Note for each of the nine individual notes, dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership and issued to the following entities in the following amounts:

               a.       HNB in the amount of $30.0 million.
               b.       KeyBank in the amount of $30.0 million.
               c.       Firstar in the amount of $20.0 million.
               d.       Provident in the amount of $10.0 million.
               e.       National City in the amount of $20.0 million.
               f.       Bankers Trust in the amount of $25.0 million.
               g.       PNC in the amount of $10.0 million.
               h.       FirstMerit in the amount of $10.0 million.
               i.       First Union in the amount of $15.0 million

         10.105 Form Guaranty for each of the nine individual guarantees, dated as of June 17, 1999 and issued by Glimcher Realty Trust to the following entities in the following amounts:

               a.       HNB to the extent of $30.0 Million.
               b.       KeyBank to the extent of $30.0 million.
               c.       Firstar to the extent of $20.0 million.
               d.       Provident to the extent of $10.0 million.
               e.       National City to the extent of $20.0 million.
               f.       Bankers Trust to the extent of $25.0 million.
               g.       PNC to the extent of $10.0 million.
               h.       First Merit to the extent of $10.0 million.
               i.       First Union to the extent of $15.0 million.

         10.106 Executed Form of Modification of Indebtedness Secured by Open-ended Mortgage, Assignment of Rents and Security Agreement for each of the three individual mortgages, dated as of June 17, 1999 and issued by Glimcher Properties Limited Partnership.

         10.107 Security Agreement - Interest Rate Protection Contract dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders.

         27.1 Financial Data Schedule (filed for EDGAR filing purposes only).

         (b) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       GLIMCHER REALTY TRUST




August 11, 1999
---------------------  ---------------------------------------------------------
(Date) Herbert Glimcher, Chairman of the Board, President and Chief Executive Officer (Principle Executive Officer)




August 11, 1999
---------------------  ---------------------------------------------------------
(Date)                 William G. Cornely, Executive Vice President
                       Chief Operating Officer & Chief Financial Officer