Form 10-Q
period 1999-09-30
GLIMCHER REALTY TRUST
filed 1999-11-09
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of October 29, 1999, there were 23,759,975 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                  1 of 24 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----
PART I: FINANCIAL INFORMATION                                                                           PAGE
                                                                                                        ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                       3

         Consolidated Statement of Operations for the three months ended September 30, 1999 and 1998      4

         Consolidated Statement of Operations for the nine months ended September 30, 1999 and 1998       5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998      6

         Notes to Consolidated Financial Statements                                                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 22


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          23

     Item 2.  Changes in Securities                                                                      23

     Item 3.  Defaults Upon Senior Securities                                                            23

     Item 4.  Submission of Matters to a Vote of Security Holders                                        23

     Item 5.  Other Information                                                                          23

     Item 6.  Exhibits and Reports on Form 8-K                                                           23


SIGNATURES                                                                                               24

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                GLIMCHER REALTY TRUST

                                             CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                        ASSETS
                                                                                  (UNAUDITED)
                                                                               SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                                               ------------------  -----------------
Investment in real estate:
  Land .........................................................................     $  171,073       $  171,266
  Buildings, improvements and equipment ........................................      1,261,583        1,240,121
  Developments in progress:
     Land ......................................................................          5,439            6,183
     Developments ..............................................................          4,643           11,071
                                                                                     ----------       ----------
                                                                                      1,442,738        1,428,641
  Less accumulated depreciation ................................................        161,861          137,229
                                                                                     ----------       ----------
     Net investment in real estate .............................................      1,280,877        1,291,412
Cash and cash equivalents ......................................................         17,405            8,949
Cash in escrow .................................................................         18,567           11,327
Investment in and advances to unconsolidated entities ..........................        193,064          200,205
Tenant accounts receivable, net ................................................         28,059           29,050
Deferred expenses, net .........................................................         11,122           10,742
Prepaid and other assets .......................................................          5,882            6,810
                                                                                     ----------       ----------
                                                                                     $1,554,976       $1,558,495
                                                                                     ==========       ==========

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .........................................................     $  856,622       $  830,795
Notes payable ..................................................................        144,200          163,000
Accounts payable and accrued expenses ..........................................         37,986           32,143
Distributions payable ..........................................................         21,257           18,126
                                                                                     ----------       ----------
                                                                                      1,060,065        1,044,064
Commitments and contingencies

Minority interest in partnership ...............................................         31,016           33,356

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest,
     $0.01 par value, 90,000 shares issued and outstanding
     as of September 30, 1999 and December 31, 1998, respectively ..............         90,000           90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest, $0.01 par
     value, 5,118,000 shares issued and outstanding ............................        127,950          127,950
    Common shares of beneficial interest, $0.01 par value, 23,753,898 and 23,711,098 shares issued and outstanding as of September 30,
     1999 and December 31, 1998, respectively ..................................            238              237
  Additional paid-in capital ...................................................        353,701          353,117
  Distributions in excess of accumulated earnings ..............................       (107,994)         (90,229)
                                                                                     ----------       ----------
                                                                                     $1,554,976       $1,558,495
                                                                                     ==========       ==========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                     GLIMCHER REALTY TRUST

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                          (UNAUDITED)
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          1999          1998
                                                                          ----          ----
Revenues:
     Minimum rents ................................................     $37,860       $34,109
     Percentage rents .............................................       1,490           640
     Tenant recoveries ............................................      12,038         9,854
     Other ........................................................       2,955         1,899
                                                                        -------       -------
       Total revenues..............................................      54,343        46,502
                                                                        -------        ------

Operating expenses:
     Real estate taxes ............................................       5,005         4,243
    Recoverable operating expenses ................................       8,477         6,342
                                                                        -------       -------
                                                                         13,482        10,585
    Other operating expenses ......................................       1,237           827
                                                                        -------       -------
       Total operating expenses ...................................      14,719        11,412
                                                                        -------       -------

Depreciation and amortization .....................................      10,710         8,949
General and administrative ........................................       2,199         2,461
Gain on sales .....................................................       2,203
Interest income ...................................................         288           338
Interest expense ..................................................      15,420        12,872
Equity in income (loss) of unconsolidated entities ................         (76)         (497)
Minority interest in operating partnership ........................         871           578
                                                                        -------       -------
       Income before extraordinary item ...........................      12,839        10,071
Extraordinary item:
    Charges related to extinguishment of debt .....................         250           490
                                                                        -------       -------
       Net income .................................................      12,589         9,581
Preferred stock dividends .........................................       5,521         4,982
                                                                        -------       -------
       Net income available to common shareholders ................     $ 7,068       $ 4,599
                                                                        =======       =======

Earnings per share before extraordinary item (basic) ..............     $  0.31       $  0.21
Extraordinary item ................................................        0.01          0.02
                                                                        -------       -------
Earnings per share (basic) ........................................     $  0.30       $  0.19
                                                                        =======       =======

Earnings per share before extraordinary item (diluted) ............     $  0.31       $  0.21
Extraordinary item ................................................        0.01          0.02
                                                                        -------       -------
Earnings per share (diluted) ......................................     $  0.30       $  0.19
                                                                        =======       =======

Cash distributions declared per common share of beneficial interest     $0.4808       $0.4808
                                                                        =======       =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                                      GLIMCHER REALTY TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                           (UNAUDITED)
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              1999          1998
                                                                              ----          ----
Revenues:
     Minimum rents ...................................................     $113,595       $ 94,001
     Percentage rents ................................................        3,874          2,481
     Tenant recoveries ...............................................       35,965         24,656
     Other ...........................................................        8,254          5,218
                                                                           --------       --------
       Total revenues ................................................      161,688        126,356
                                                                           --------       --------
Operating expenses:
     Real estate taxes ...............................................       14,937         11,603
     Recoverable operating expenses ..................................       24,576         15,284
                                                                           --------       --------
                                                                             39,513         26,887
    Other operating expenses .........................................        3,633          2,215
                                                                           --------       --------
       Total operating expenses ......................................       43,146         29,102
                                                                           --------       --------

Depreciation and amortization ........................................       31,702         25,304
General and administrative ...........................................        7,315          6,969
Gain on sales ........................................................        2,203
Interest income ......................................................          774          1,572
Interest expense .....................................................       45,443         33,069
Equity in income (loss) of unconsolidated entities ...................       (2,072)        (1,652)
Minority interest in operating partnership ...........................        1,949          1,848
                                                                           --------       --------
    Income before extraordinary item .................................       33,038         29,984
Extraordinary item:
    Charges related to extinguishment of debt ........................          545            490
                                                                           --------       --------
       Net income ....................................................       32,493         29,494
Preferred stock dividends ............................................       16,019         14,784
                                                                           --------       --------
       Net income available to common shareholders ...................     $ 16,474       $ 14,710
                                                                           ========       ========

Earnings per share before extraordinary items (basic) ................     $   0.71       $   0.64
Extraordinary item ...................................................         0.02           0.02
                                                                           --------       --------
Earnings per share (basic) ...........................................     $   0.69       $   0.62
                                                                           ========       ========

Earnings per share before extraordinary item (diluted) ...............     $   0.71       $   0.64
Extraordinary item ...................................................         0.02           0.02
                                                                           --------       --------
Earnings per share (diluted) .........................................     $   0.69       $   0.62
                                                                           ========       ========

Cash distributions declared per common share of beneficial interest ..     $ 1.4424       $ 1.4424
                                                                           ========       ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                        GLIMCHER REALTY TRUST

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                             (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)

                                                                               1999           1998
                                                                               ----           ----
Cash flows from operating activities:
     Net income ........................................................     $  32,493      $  29,494
         Adjustments to reconcile net income to net cash provided by operating activities:
              Extraordinary loss on long term debt extinguishment ......           545            490
              Provision for doubtful accounts ..........................         1,819          1,177
              Depreciation and amortization ............................        31,702         25,304
              Gain on sale of property/outparcels ......................        (2,203)
              Other non-cash expenses ..................................                          537
              Equity in (income) loss of unconsolidated entities .......         2,072          1,652
              Minority interest in operating partnership ...............         1,949          1,848
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ..........................          (828)        (3,584)
              Deferred expenses, prepaid and other assets ..............         1,015         (2,375)
              Accounts payable and accrued expenses ....................         4,133          1,474
                                                                             ---------      ---------

                 Net cash provided by operating activities .............        72,697         56,017
                                                                             ---------      ---------

Cash flows from investing activities:
         Proceeds from sale of properties ..............................         1,510
         Additions to investment in real estate ........................       (22,214)       (20,230)
         Acquisition of properties .....................................                     (296,393)
         Distributions from (investment in) unconsolidated entities, net         5,069        (67,191)
         (Payments to) withdrawals from cash in escrow .................        (7,240)         1,892
         Additions to deferred expenses, prepaid and other assets ......        (3,877)        (3,204)
                                                                             ---------      ---------

                 Net cash used in investing activities .................       (26,752)      (385,126)
                                                                             ---------      ---------

Cash flows from financing activities:
         (Payments to) proceeds from revolving line of credit, net .....       (18,800)        87,400
         Proceeds from issuance of mortgage and notes payable ..........       199,104        356,467
         Principal payments on mortgage and notes payable ..............      (166,778)       (61,419)
         Proceeds from issuance of shares ..............................           391            454
         Cash distributions ............................................       (51,406)       (49,524)
                                                                             ---------      ---------

                 Net cash (used in) provided by financing activities ...       (37,489)       333,378
                                                                             ---------      ---------

Net change in cash and cash equivalents ................................         8,456          4,269

Cash and cash equivalents, at beginning of period ......................         8,949          7,434
                                                                             ---------      ---------

Cash and cash equivalents, at end of period ............................     $  17,405      $  11,703
                                                                             =========      =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.        BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.9% owned by GRT at September 30, 1999 and December 31, 1998), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. All significant inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1998.

         During the second quarter of 1998 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 98-9 relating to the recognition of contingent rental income in interim periods. Under EITF 98-9 the Company is required to recognize percentage rents in interim periods after the contingent sales level is exceeded rather than estimating and accruing percentage rents as if earned ratably over the lease year. The Company adopted EITF 98-9 on a prospective basis beginning second quarter 1998 and did not restate the first quarter of 1998. Comparative pro forma results if the standard had been adopted at the beginning of 1998 would have reduced net income available to common shareholders by approximately $300,000 ($0.01 per share) for the nine months ended September 30, 1998.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $1,418 and $2,898 for real estate improvements as of September 30, 1999 and 1998, respectively.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS
                                                   SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                   ------------------   -----------------
Assets:
    Investment properties at cost, net .....            $723,933            $675,993
    Other assets ...........................              45,447              41,701
                                                        --------            --------
                                                        $769,380            $717,694
                                                        ========            ========
Liabilities and Members' Equity:
    Mortgage notes payable .................            $464,512            $401,927
    Accounts payable and accrued expenses ..             102,767             113,837
                                                        --------            --------
                                                         567,279             515,764
    Members' equity ........................             202,101             201,930
                                                        --------            --------
                                                        $769,380            $717,694
                                                        ========            ========

Operating Partnership's share of:
    Members' equity ........................            $134,038            $136,645
                                                        ========            ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity ............................            $134,038            $136,645
Advances and additional costs ..............              59,026              63,560
                                                        --------            --------
Investment in unconsolidated entities ......            $193,064            $200,205
                                                        ========            ========

STATEMENTS OF OPERATIONS
                                                         FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                         --------------------        -------------------
                                                         1999           1998         1999          1998
                                                         ----           ----         ----          ----
Total revenues ......................................  $ 23,847       $21,790      $ 69,810      $ 60,177
Operating expenses ..................................   (10,513)       (9,129)      (30,934)      (25,812)
                                                       --------       -------      --------      --------
Net operating income ................................    13,334        12,661        38,876        34,365
Depreciation and amortization .......................    (4,393)       (3,879)      (13,000)      (10,639)
Other expenses ......................................      (985)       (1,606)       (3,485)       (4,565)
Gain/loss on sales of property ......................       623                         623
Interest expense, net ...............................    (7,470)       (6,750)      (21,464)      (18,128)
                                                       --------       -------      --------      --------
Net income (loss) ...................................  $  1,109       $   426      $  1,550      $  1,033
                                                       ========       =======      ========      ========
Operating Partnership's share of net income (loss) ..  $    (76)      $  (497)     $ (2,072)     $ (1,652)
                                                       ========       =======      ========      ========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 CONSIST OF THE FOLLOWING:

                                        CARRYING AMOUNT OF                             PAYMENT   PAYMENT AT     MATURITY
           DESCRIPTION                MORTGAGE NOTES PAYABLE         INTEREST RATE      TERMS     MATURITY        DATE
----------------------------------------------------------------------------------------------------------------------------
                                        1999          1998            1999      1998
                                        ----          ----            ----      ----
Glimcher Holdings L.P. ............   $ 25,000     $ 25,000          6.935%     6.935%    (a)     $ 25,000      Oct. 1, 2000
Glimcher Holdings L.P. - Loan A ...                  40,000                     6.995%
Glimcher Holdings L.P. - Loan B ...     40,000       40,000          7.505%     7.505%    (a)       40,000      Feb. 1, 2003
Glimcher Centers L.P. .............     76,000       76,000          7.625%     7.625%    (a)       76,000      Aug. 1, 2000
Grand Central L.P. ................     52,225                       7.180%               (b)       46,065      Feb. 1, 2009
Morgantown Mall Associates L.P. ...     57,802       58,214          6.890%     6.890%    (b)          (c)               (c)
University Mall L.P. ..............     70,115       70,695          7.090%     7.090%    (b)          (d)               (d)
Northtown Mall, LLC ...............     40,000       40,000          6.912%     6.912%    (a)       40,000     Aug. 30, 2001
Montgomery Mall Associates, L.P. ..     47,256       47,602          6.740%     6.740%    (b)          (e)               (e)
Weberstown Mall, LLC ..............     20,450       11,520          7.430%     8.800%    (b)       19,151       May 1, 2006
Glimcher Lloyd Venture, LLC .......    130,000      130,000            (f)       (f)      (a)      130,000     Oct. 11, 2001
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P. ......     50,000       50,000          7.470%     7.470%    (a)       50,000     Oct. 26, 2002
    Glimcher Properties L.P.(o) ...     71,425                        (g)                 (b)       18,645      July 1, 2009
    Other Mortgage Notes (o) ......     79,227      101,709           (h)        (h)      (b)       70,304               (i)
    Other Bridge Facilities .......     43,725       89,000           (j)        (j)      (a)       43,725               (k)
    Tax Exempt Bonds ..............     19,000       19,000          6.000%     6.000%    (l)                   Nov. 1, 2028
    Construction Loans ............     34,397       32,055           (m)        (m)      (a)                            (n)
                                      --------     --------
Total Mortgage Notes Payable ......   $856,622     $830,795
                                      ========     ========

(a) The loan requires monthly payments of interest only.
(b) The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (6.630% at September 30, 1999 and 6.790% at December 31, 1998).
(g) Interest rate of LIBOR plus 210 basis points (7.360% at September 30, 1999); converts to fixed rate of 10 year treasury plus 210 basis points prior to April 2000.
(h) Interest rates ranging from 7.875% to 9.125%.
(i) Final maturity dates ranging from November 1999 to April 2016.
(j) Interest rates ranging from LIBOR plus 200-275 basis points (7.438% - 8.121% at September 30, 1999 and 7.147% - 11.375% at December 31, 1998).
(k) Final maturity dates ranging from April to June 2000.
(l) The loan requires semi-annual payments of interest.
(m) Interest rates ranging from 7.271% to 7.371% at September 30, 1999 and 7.626% at December 31, 1998.
(n) Final maturity dates ranging from April 2000 to February 2001.
(o) Permanent financing commitment of $90,000 of which $21,520 was used to refinance maturities in June 1999, $50,000 was drawn in July 1999 to refinance a maturing bridge facility and $18,480 was drawn in October 1999 to refinance a maturing note payable (included in Other Mortgage Notes at September 30, 1999).

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170,000, extends the term through January 31, 2001, is collateralized by three properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (7.301% at September 30, 1999). Payments due under the Credit Facility are guaranteed by GRT.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       EARNINGS PER SHARE

         Presentation of basic EPS and diluted EPS is summarized in the table below:


                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------------------------------------
                                                               1999                            1998
                                                -----------------------------     ---------------------------
                                                                         PER                             PER
                                                INCOME     SHARES       SHARE     INCOME     SHARES     SHARE
                                                ------     ------       -----     ------     ------     -----
BASIC EPS
  Income available to common shareholders ....  $7,068     23,748       $0.30     $4,599     23,699     $0.19

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units ................     871      2,965                    578     2,978
  Options ....................................                 40                               13

DILUTED EPS
                                                ------     ------       -----     ------     ------     -----
  Income available plus assumed conversions ..  $7,939     26,753       $0.30     $5,177     26,690     $0.19
                                                ======     ======       =====     ======     ======     =====

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------
                                                               1999                            1998
                                                   ---------------------------    ---------------------------
                                                                         PER                             PER
                                                    INCOME    SHARES    SHARE     INCOME     SHARES     SHARE
                                                    ------    ------    -----     ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $16,474    23,734    $0.69     $14,710    23,689     $0.62

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................      1,949    2,967                1,848     2,966
  Options.......................................                  35                             56

DILUTED EPS
                                                   -------    ------    -----     -------    ------     -----
  Income available plus assumed conversions.....   $18,423    26,736    $0.69     $16,558    26,711     $0.62
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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 1999:

     Balance, January 1, 1999............................           $ (90,229)
          Distributions declared, $1.4424 per share......             (34,239)
          Preferred stock dividends......................             (16,019)
          Net income.....................................              32,493
                                                                    ---------
     Balance, September 30, 1999.........................           $(107,994)
                                                                    =========

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

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  --------------------------------------------------

                                               COMMUNITY
                                    MALLS       CENTERS    CORPORATE         TOTAL
                                    -----       -------    ---------         -----
Total revenues .................  $ 34,312     $ 20,031     $             $   54,343
Total operating expenses .......    11,237        3,482                       14,719
                                  --------     --------     ------        ----------
Property net operating income ..  $ 23,075     $ 16,549     $             $   39,624
                                  ========     ========     ======        ==========

Net investment in real estate ..  $747,445     $528,659     $4,773        $1,280,877
                                  ========     ========     ======        ==========

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                  --------------------------------------------------

                                               COMMUNITY
                                    MALLS       CENTERS    CORPORATE         TOTAL
                                    -----       -------    ---------         -----
Total revenues .................  $ 27,005     $ 19,497     $             $   46,502
Total operating expenses .......     8,280        3,132                       11,412
                                  --------     --------     ------        ----------
Property net operating income ..  $ 18,725     $ 16,365     $             $   35,090
                                  ========     ========     ======        ==========

Net investment in real estate ..  $740,587     $542,807     $4,502        $1,287,896
                                  ========     ========     ======        ==========

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  --------------------------------------------------

                                               COMMUNITY
                                    MALLS       CENTERS    CORPORATE         TOTAL
                                    -----       -------    ---------         -----
Total revenues .................  $101,555     $ 60,133     $             $  161,688
Total operating expenses .......    32,582       10,564                       43,146
                                  --------     --------     ------        ----------
Property net operating income ..  $ 68,973     $ 49,569     $             $  118,542
                                  ========     ========     ======        ==========
Net investment in real estate ..  $747,445     $528,659     $4,773        $1,280,877
                                  ========     ========     ======        ==========

                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  --------------------------------------------------

                                               COMMUNITY
                                    MALLS       CENTERS    CORPORATE         TOTAL
                                    -----       -------    ---------         -----
Total revenues .................  $ 67,984     $ 58,372     $             $  126,356
Total operating expenses .......    19,267        9,835                       29,102
                                  --------     --------     ------        ----------
Property net operating income ..  $ 48,717     $ 48,537     $             $   97,254
                                  ========     ========     ======        ==========
Net investment in real estate ..  $740,587     $542,807     $4,502        $1,287,896
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

         Total revenues increased 16.9%, or $7.8 million, for the three months ended September 30, 1999. Of the $7.8 million increase, $7.1 million was the result of increased revenues at the malls, $500,000 was the result of increased revenues at the community centers and $200,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 10.9%, or $3.7 million, for the three months ended September 30, 1999.

                                              INCREASE (DOLLARS IN MILLIONS)
                                      -------------------------------------------
                                                COMMUNITY                 PERCENT
                                      MALLS      CENTERS      TOTAL        TOTAL
                                      -----      -------      -----        -----
Same center ....................       $0.3       $0.1        $0.4          1.2%
Acquisitions/Developments ......        3.4       (0.1)        3.3          9.7
                                       ----       ----        ----         ----
                                       $3.7       $0.0        $3.7         10.9%
                                       ====       ====        ====         ====

Percentage rents

         Percentage rents increased $850,000 for the three months ended September 30, 1999. Of this increase, $560,000 was earned at the malls and $290,000 was earned at the community centers.

Tenant recoveries

         Tenant recoveries reflect a net increase of 22.2%, or $2.2 million, for the three months ended September 30, 1999.

                                              INCREASE (DOLLARS IN MILLIONS)
                                        ----------------------------------------
                                                 COMMUNITY               PERCENT
                                        MALLS     CENTERS    TOTAL        TOTAL
                                        -----     -------    -----        -----
Same center .....................       $0.0       $0.2       $0.2          2.0%
Acquisitions/Developments .......        2.0        0.0        2.0         20.2
                                        ----       ----       ----         ----
                                        $2.0       $0.2       $2.2         22.2%
                                        ====       ====       ====         ====


Other revenues

         The $1.1 million increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $790,000 and a net increase of $100,000 in management fee revenues from the joint ventures.

OPERATING EXPENSES

         Total operating expenses increased 28.9%, or $3.3 million, for the three months ended September 30, 1999. Recoverable operating expenses increased $2.9 million, the provision for credit losses increased $190,000 and other operating expenses increased $220,000.

Recoverable expenses

         Recoverable operating expenses increased 27.4%, or $2.9 million, for the three months ended September 30, 1999.

                                             INCREASE (DOLLARS IN MILLIONS)
                                        ----------------------------------------
                                                 COMMUNITY                PERCENT
                                        MALLS     CENTERS     TOTAL        TOTAL
                                        -----     -------     -----        -----
Same center .....................       $0.1       $0.3       $0.4          3.8%
Acquisitions/Developments .......        2.5        0.0        2.5         23.6
                                        ----       ----       ----         ----
                                        $2.6       $0.3       $2.9         27.4%
                                        ====       ====       ====         ====


Provision for credit losses

         The provision for credit losses was approximately $600,000 and represented 1.1% of tenant revenues for the three months ended September 30, 1999, compared to 0.9% of tenant revenues for the three months ended September 30, 1998.

Depreciation and amortization

         The $1.8 million increase in depreciation and amortization consists primarily of an increase of $1.2 million from mall acquisitions and an increase of $460,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.2 million and represented 4.0% of total revenues for the three months ended September 30, 1999, compared to $2.5 million and 5.3% of total revenues for the corresponding period in 1998.

GAIN ON SALES

         During the third quarter of 1999, the Company completed $13.0 million in asset sales and recognized net gains of $2.8 million, $600,000 of which is included in equity in income (loss) of unconsolidated entities.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 19.8%, or $2.5 million, for the three months ended September 30, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                            1999             1998         INC. (DEC.)
                                            ----             ----         -----------
Average loan balance ................    $1,031,254        $815,191        $216,063
Average rate ........................          7.27%           7.53%          (0.26)%
Total interest ......................    $   18,743        $ 15,346        $  3,397
Less:  Capitalized interest .........        (1,923)         (1,651)           (272)
Add:  Amortization of rate buydown ..                           129            (129)
Other (1) ...........................        (1,400)           (952)           (448)
                                         ----------        --------        --------
Interest expense ....................    $   15,420        $ 12,872        $  2,548
                                         ==========        ========        ========


(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

        Total revenues increased 28.0%, or $35.3 million, for the nine months ended September 30, 1999. Of the $35.3 million increase, $32.8 million was the result of increased revenues at the malls, $1.7 million was the result of increased revenues at the community centers and $800,000 was related to other revenue increases.

Minimum rents

         Minimum rents increased 20.8%, or $19.6 million, for the nine months ended September 30, 1999.

                                             INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------
                                                  COMMUNITY               PERCENT
                                        MALLS      CENTERS    TOTAL        TOTAL
                                        -----      -------    -----        -----
Same center .......................     $ 1.4       $0.7      $ 2.1         2.2%
Acquisitions/Developments .........      17.3        0.2       17.5        18.6
                                        -----       ----      -----        ----
                                        $18.7       $0.9      $19.6        20.8%
                                        =====       ====      =====        ====

Percentage rents

Percentage rents increased $1.4 million for the nine months ended September 30, 1999. Of this increase, $1.2 million was earned at the malls and $200,000 was earned at the community centers.

Tenant recoveries

Tenant recoveries reflect a net increase of 45.9%, or $11.3 million, for the nine months ended September 30, 1999.

                                             INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------
                                                   COMMUNITY              PERCENT
                                         MALLS     CENTERS     TOTAL       TOTAL
                                         -----     -------     -----       -----
Same center .......................      $ 0.8       0.5       $ 1.3        5.5%
Acquisitions/Developments .........       10.0       0.0        10.0       40.4
                                         -----      ----       -----       ----
                                         $10.8      $0.5       $11.3       45.9%
                                         =====      ====       =====       ====

Other revenues

         The $3.0 million increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $2.3 million and a net increase of $450,000 in management fee revenues from the joint ventures.

OPERATING EXPENSES

         Total operating expenses increased 48.3%, or $14.0 million for the nine months ended September 30, 1999. Recoverable operating expenses increased $12.6 million, the provision for credit losses increased $640,000 and other operating expenses increased $780,000.

Recoverable expenses

         Recoverable operating expenses increased 46.9%, or $12.6 million, for the nine months ended September 30, 1999.

                                             INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------
                                                  COMMUNITY               PERCENT
                                         MALLS     CENTERS     TOTAL       TOTAL
                                         -----     -------     -----       -----
Same center .......................      $ 1.0      $0.6       $ 1.6        6.0%
Acquisitions/Developments .........       11.0       0.0        11.0       40.9
                                         -----      ----       -----       ----
                                         $12.0      $0.6       $12.6       46.9%
                                         =====      ====       =====       ====

Provision for credit losses

         The provision for credit losses was approximately $1.8 million and represented 1.1% of tenant revenues for the nine months ended September 30, 1999, compared to 1.0% of tenant revenues for the nine months ended September 30, 1998.

Depreciation and amortization

         The $6.4 million increase in depreciation and amortization consists primarily of an increase of $4.8 million from mall acquisitions and an increase of $1.3 million in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $7.3 million and represented 4.5% of total revenues for the nine months ended September 30, 1999, compared to $7.0 million and 5.5% of total revenues for the corresponding period in 1998.

GAIN ON SALES

         During the first nine months of 1999, the Company completed $13.0 million in asset sales and recognized net gains of $2.8 million, $600,000 of which is included in equity in income (loss) of unconsolidated entities.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 37.4%, or $12.4 million, for the nine months ended September 30, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------------------
                                             1999             1998          INC. (DEC.)
                                             ----             ----          -----------
Average loan balance ................     $1,021,204        $707,853        $313,351
Average rate ........................           7.19%           7.52%          (0.33)%
Total interest ......................     $   55,068        $ 39,923        $ 15,145
Less:  Capitalized interest .........         (5,297)         (4,916)           (381)
Add:  Amortization of rate buydown ..                            517            (517)
Other (1) ...........................         (4,328)         (2,455)         (1,873)
                                          ----------        --------        --------
Interest expense ....................     $   45,443        $ 33,069        $ 12,374
                                          ==========        ========        ========


(1) Other consists primarily of interest costs billed to joint venture entities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to pursue other projects in these areas.

         In January 1999, the Company refinanced a maturing $40.0 million mortgage note payable with a new $52.5 million mortgage note payable on Grand Central Mall which matures in February 2009 and bears interest at 7.18% per annum. The Company extinguished $16.0 in maturing short-term notes during the first quarter and refinanced a short-term note payable of $10.0 million.

         In April 1999, the Company refinanced a $11.5 million mortgage note payable with a new $20.5 million mortgage note payable on Weberstown Mall which matures in May 2006 and bears interest at 7.43% per annum. Also in April 1999, the Company modified and increased an existing short term note payable to $21.5 million. The maturity of the $21.5 million note was extended to April 1, 2000 in conjunction with a $2.2 million principal payment on September 30, 1999.

         In June 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility was reconfigured from $190.0 million collateralized by a pool of 11 properties to $170.0 million line of credit collateralized by three properties, extended the term through January 31, 2001 and changed the interest rate to a range of 160 to 190 basis points over LIBOR (7.301% at September 30, 1999). Payments under the Credit Facility are guaranteed by GRT. Concurrent with the amendment to the Credit Facility, the Company closed a $24.4 million short term note payable collateralized by five community centers previously encumbered by the Credit Facility; three community centers previously encumbered by the Credit Facility remain unencumbered.

         In June 1999, the Company obtained a $90.0 million note payable of which $21.5 million, $50.0 million and $18.5 million were funded in June 1999, July 1999 and October 1999, respectively, to refinance existing mortgage maturities. The note bears interest at LIBOR plus 210 basis points, reset quarterly (7.360% at September 30, 1999). The Company may lock-in a fixed rate based on the 10 year Treasury plus 210 basis points until April 19, 2000, at which time the rate will automatically lock.

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

         At September 30, 1999, the Company's debt-to-total-market capitalization was 62.1%, compared to 61.0% at December 31, 1998. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 1999.

          Net cash provided by operating activities for the nine months ended September 30, 1999, was $72.7 million versus $56.0 million for the corresponding period of 1998. Net income adjusted for non-cash items accounted for a $7.9 million increase, while changes in operating assets and liabilities accounted for a $8.8 million increase.

         Net cash used in investing activities for the nine months ended September 30, 1999, was $26.8 million and primarily reflects additional direct investments in real estate assets of $22.2 million and a decrease in indirect investments in real estate through investments in unconsolidated entities of $5.1 million.

         Net cash used in financing activities for the nine months ended September 30, 1999, was $37.5 million. Cash was used to reduce outstanding borrowings on the Credit Facility by $18.8 million, to fund distributions of $51.4 million and principal payments on mortgage and notes payable of $166.8 million. Cash was provided by issuance of new mortgage and notes payable of $199.1 million.

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

Malls

         At Indian Mound Mall in Newark, Ohio, the expansion of an existing Elder-Beerman store by approximately 21,000 square feet was completed in January 1999 and increased the mall's GLA to approximately 564,000 square feet. At Grand Central Mall in Parkersburg, West Virginia, the Company relocated County Market to a new 63,600 square-foot outparcel building which opened in March 1999. At Ashland Town Center in Ashland, Kentucky, the Company added its fourth anchor when Goody's opened in a 27,900 square-foot store in March 1999. At The Mall at Fairfield Commons in Beavercreek, Ohio, the Company completed a 75,000 square-foot Regal Cinemas on one of the mall's outparcels, which opened August 1999.

Community Centers

         The Company currently has community center anchor expansion projects in process at Cross-Creek Plaza in Beaufort, South Carolina and Loyal Plaza in Loyalsock, Pennsylvania. Cherry Hill Plaza in Galax, Virginia opened with its new anchor Goody's in September 1999. The total financial commitment in connection with these projects is approximately $5.0 million.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power community center in northern Columbus, Ohio. Upon completion, the community center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square foot Kroger, opened in the fourth quarter of 1998, four additional anchor tenants and twelve small shop tenants occupying in excess of 185,000 square feet opened in the first nine months of 1999, approximately 130,000 square feet of space is expected to open in the fourth quarter of 1999 and ground leases for certain outparcels will commence in late 1999 and the first half of 2000. Two anchor tenants purchased land and are constructing their own stores. Target opened in a 136,000 square foot store in October 1999 and Lowes will open in a 135,000 square foot store in the second quarter of 2000. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002.

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

Bolingbrook

         In August 1999, the Company terminated its contract to acquire the land for a super-regional mall in the Chicago suburb of Bolingbrook, Illinois. All costs incurred in connection with this development in the amount of $486,000 were written-off in the third quarter of 1999.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended September 30, 1999, and 1998, represent 15.4 million square feet of GLA, or 79.3% of the "same store" population.

                                     MALLS               COMMUNITY CENTERS
                              ---------------------   -----------------------
     PROPERTY TYPE            SALES PSF  % INCREASE   SALES PSF    % INCREASE
     -------------            ---------  ----------   ---------    ----------
     Anchors .............     $169.83       1.6%      $245.04        2.9%
     Stores ..............     $273.82       2.8%      $183.20        2.7%
     Total ...............     $219.41       2.3%      $237.62        2.8%

Portfolio occupancy statistics by property type are summarized below:


                                                                 OCCUPANCY (1) (2)
                                                   -----------------------------------------------
                                                   9/30/99   6/30/99   3/31/99  12/31/98   9/30/98
                                                   -------   -------   -------  --------   -------
     Mall Anchors ...........................       97.3%     97.5%     96.1%     96.3%     96.5%
     Mall Stores ............................       82.9%     81.9%     82.5%     84.1%     82.5%
     Mall Stores Comparable 12 Months .......       82.9%     81.9%     82.5%     84.1%     82.5%
     Total Mall Portfolio ...................       91.9%     91.8%     90.8%     91.8%     91.3%

     Community Center Anchors ...............       97.5%     97.5%     98.7%     98.7%     97.9%
     Community Center Stores ................       89.1%     89.1%     89.4%     90.2%     88.1%
     Total Community Centers ................       95.5%     95.6%     96.6%     96.7%     95.6%
     Single Tenant Retail Properties ........       92.2%     92.2%     92.2%     92.2%     92.2%
     Total Community Center Portfolio .......       95.2%     95.2%     96.1%     96.3%     95.3%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
(2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                                 THREE MONTHS                NINE MONTHS
                                                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                              -------------------        -------------------
                                                               1999          1998          1999       1998
                                                               ----          ----          ----       ----
     Net income available to common shareholders .......     $  7,068      $  4,599      $16,474     $14,710
     Add back (less):
          Real estate depreciation and amortization ....        9,566         8,116       28,470      22,894
          Gain on sales of depreciated property ........       (1,962)                    (1,962)
          Gain on sales of undepreciated property ......         (241)                      (241)
          GRT share of joint venture depreciation
             and amortization ..........................        2,446         2,219        7,189       6,307
          GRT share of joint venture gain on sales of
             undepreciated property ....................         (623)                      (623)
          Extraordinary item ...........................          250           490          545         490
          Minority interest in operating partnership ...          871           578        1,949       1,848
                                                             --------      --------      -------     -------
     Funds from operations .............................     $ 17,375      $ 16,002      $51,801     $46,249
                                                             ========      ========      =======     =======

         FFO increased 8.6%, or $1.4 million, for the three months ended September 30, 1999. The increase was the result of the Company's continuous focus on its core portfolio and the impact of its 1998 strategic acquisitions. Property net operating income increased $4.5 million and FFO from unconsolidated entities increased $650,000. These increases were partially offset by an increase in net interest expense of $2.6 million, an increase in preferred stock dividends of $540,000 and a decrease in general and administrative expenses of $260,000.

         FFO increased 12.0%, or $5.6 million, for the nine months ended September 30, 1999. The increase was the result of the Company's continuous focus on its core portfolio and the impact of its 1998 strategic acquisitions. Property net operating income increased $21.3 million and was partially offset by an increase in net interest expense of $13.2 million, an increase in preferred stock dividends of $1.2 million, an increase in FFO from unconsolidated entities of $460,000 and an increase in general and administrative expenses of $350,000.

ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has not yet determined the impact of SFAS No. 133.

YEAR 2000 ISSUES

         The Company recognizes that Year 2000 issues may have an impact on its business, operations and financial condition. The Company has completed an assessment, remediation and testing of its Year 2000 readiness with respect to all of its information technology ("IT") systems and the reliability and condition of its non-IT systems. The Company has obtained status updates regarding Year 2000 issues on these systems either via contacting the manufacturers and vendors, or by acquiring the necessary information from their websites.

         The Company's IT systems generally consist of file servers, operating systems, application programs and workstations that utilize purchased systems. The Company has evaluated the Year 2000 compliance status of each vendor and believes that its existing systems are Year 2000 compliant. The Company does not have any mainframe/midrange computer codes to verify.

         All of the Company's servers and workstations use Intel based processors and the Company has used third party applications to verify these systems. Planned upgrades and new purchases have eliminated several non-compliant systems. The Company continues to phase-out the remaining older computers. As an added precaution, extra computers will be on hand at each location. The desktop operating system and application issues have been resolved by applying necessary fixes and patches.

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

         The Company's contingency plan recognizes that the biggest exposures are non-IT systems, which may result in Year 2000 issues. These exposures are facility related and encompass areas such as HVAC systems, elevators, security, lighting, telecommunications, electrical, plumbing, fire and sprinkler controls, as well as our reliance on outside contractors for services such as security, janitorial and exterior maintenance. At the present time, the Company has not identified any instances where Year 2000 issues will require material costs to repair or replace any of these systems. If failure does occur in any of these provided services as a result of Year 2000 issues, the Company is prepared to correct the problem with manual labor, either hired or internally which could cause a short term limitation in the efficiency of the Company's properties operations.

         The Company has formed a dedicated Year 2000 Task Force. The Task Force has contacted all the tenants and vendors including utility companies. The Task Force has compiled a list of emergency contacts including maintenance and repair technicians. We are asking all tenants to do the same, and provide us with a list of emergency contacts. We are also requesting that the tenants have a representative available at each location on January 1, 2000 to ensure a smooth transition into the next century. Members of the task force will be available the entire weekend of the New Year and the following week. We do not expect any significant problems, but if they arise, we will dedicate all available resources to remedy the situation in a timely manner.

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

INFLATION

         Inflation has remained relatively low during the past three years and has had a minimal impact on the Company's properties. Many tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents in the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at September 30, 1999, and which are sensitive to changes in interest rates. The Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

         For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the 30-day forward LIBOR rate which at September 30, 1999 was 5.401%.

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

All amounts are reflected in thousands:

                                                                                                                         FAIR
                                          1999       2000         2001       2002     2003    THEREAFTER     TOTAL       VALUE
                                          ----       ----         ----       ----     ----    ----------     -----       -----
     LIABILITIES:

     Fixed rate ...............         $ 19,408    $133,921     $ 67,197  $54,268  $44,586   $329,121      $648,501    $634,913
     Average interest rate ....            7.027%      7.252%      7.194%   7.209%    7.147%     6.374%        7.350%
     Variable rate ............         $           $ 69,905    $282,417                                    $352,322    $352,322
     Average interest rate ....                        7.608%      7.001%                                      6.938%

     INTEREST RATE DERIVATIVES:

     Notional amount ..........         $340,000    $340,000    $340,000                                    $340,000    $    468
     Average pay rate .........            5.432%      5.432%      5.432%                                      5.432%
     Average receive rate .....            5.401%      5.401%      5.401%                                      5.401%

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


                              GLIMCHER REALTY TRUST




 November 9 , 1999         /s/ Herbert Glimcher
---------------------      --------------------
(Date)                     Herbert Glimcher, Chairman of the Board,
                           President and Chief Executive Officer
                           (Principle Executive Officer)




November 9, 1999           /s/ William G. Cornely
---------------------      ----------------------
(Date)                     William G. Cornely, Executive Vice President
                           Chief Operating Officer & Chief Financial Officer