Form 10-K
period 1999-12-31
GLIMCHER REALTY TRUST
filed 2000-03-06
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

COMMON SHARES OF BENEFICIAL INTEREST,            NEW YORK STOCK EXCHANGE
 PAR VALUE $0.01 PER SHARE 9 1/4%                NEW YORK STOCK EXCHANGE
  SERIES B CUMULATIVE REDEEMABLE
  PREFERRED SHARES OF BENEFICIAL
INTEREST, PAR VALUE $0.01 PER SHARE

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

As of February 29, 2000, there were 23,772,550 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $290,311,659 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 10, 2000 are incorporated by reference into Part III.

                                  1 of 75 pages

                                TABLE OF CONTENTS


                                                                                                   FORM
                                                                                                   10-K
                                                                                                  REPORT
                                                                                                   PAGE
                                                                                                   ----
ITEM NO.
--------
                                         PART I
1.   Business....................................................................................    3
2.   Properties..................................................................................    9
3.   Legal Proceedings...........................................................................   23
4.   Submission of Matters to a Vote of Security Holders.........................................   23

                                        PART II
5.   Market for the Registrant's Common Equity and Related Shareholder Matters...................   23
6.   Selected Financial Data.....................................................................   24
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   25
7A.  Quantitative and Qualitative Disclosures About Market Risk..................................   34
8.   Financial Statements and Supplementary Data.................................................   34
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   34

                                       PART III
10.  Directors and Executive Officers of the Registrant..........................................   35
11.  Executive Compensation......................................................................   35
12.  Security Ownership of Certain Beneficial Owners and Management..............................   35
13.  Certain Relationships and Related Transactions..............................................   35

                                        PART IV
14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................   36



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

ITEM 1. BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland Real Estate Investment Trust ("REIT") which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls (including, most recently, value-oriented super-regional malls) (the "Malls") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Malls and Community Centers are each individually referred to herein as a "Property" and the Malls and Community Centers in which GRT holds an ownership position are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 15,825,000 of its common shares of beneficial interest (the "Shares"). On February 3, 1994, GRT sold an additional 2,373,750 Shares as a result of the underwriters exercising the over-allotment option granted to them in connection with the IPO. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, and to repay mortgage indebtedness with respect to one of the Properties acquired in connection with the IPO (the "IPO Properties"). The Operating Partnership and/or its subsidiaries applied the portion of the net proceeds received by it from GRT towards (i) the acquisition of 46 Properties (the "Acquisition Properties"),
(ii) the repayment of certain mortgage indebtedness and prepayment penalties on 29 Properties (the "Glimcher Properties") contributed to the Operating Partnership and its affiliates by entities affiliated with Herbert Glimcher and David J. Glimcher or the beneficial owners of such entities (collectively, the "Glimcher Entities"), (iii) the payment to persons unaffiliated with TGC of the purchase price for minority interests in certain of the Glimcher Properties,
(iv) the payment of other costs and expenses associated with the IPO transactions, and (v) for working capital and other general business purposes. The net proceeds from the exercise of the over-allotment option were used entirely to reduce the then outstanding balance of GRT's credit facility.

         On June 27, 1995 and October 6, 1997, GRT completed public offerings for an additional 3,500,000 and 1,750,000 Shares, respectively, (the "Additional Offerings"). The net proceeds from the Additional Offerings were used by GRT to acquire additional units of limited partnership in the Operating Partnership. The Operating Partnership then used the proceeds obtained in exchange for the GRT units to reduce variable rate indebtedness. On November 17, 1997, GRT completed a public offering of 4,800,000 shares of 9 1/4% Series B cumulative redeemable preferred shares of beneficial interest (the "B Preferred Shares"), par value $0.01 per share, with each share having a liquidation preference of $25.00. On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. The net proceeds were contributed to the Operating Partnership and were used to (i) repay the balance of a $34.4 million bridge loan facility and (ii) to repay a portion of the outstanding borrowings on GRT's credit facility.

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

         On December 5, 1997, the Company issued 56,000 shares of its Series C convertible preferred shares (the "C Preferred Shares"). The C Preferred Shares were offered and sold in a private placement to an affiliate of Nomura for an aggregate cash consideration of $56.0 million and may be redeemed by the Company at any time, prior to conversion, at its option without any penalty or premiums. On June 4, 1998, the C Preferred Shares were exchanged for Series D preferred shares (the "D Preferred Shares") having substantially the same terms. Beginning in December 2002, the D Preferred Shares are convertible into the number of Shares obtained by dividing the liquidation preference by the conversion price per Share. The conversion price per Share is the product of (i) the average market price per Share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%.

         The sale of the A-1 and D Preferred Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of the fact that the A-1 and D Preferred Shares were sold to Nomura affiliates for their account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the A-1 and D Preferred Shares, thus qualifying the sale as a transaction by an issuer not involving any public offering in accordance with Section 4 (2) of the Securities Act. In addition the Nomura affiliates are "accredited investors" as defined in Rule 501 (a) under the Securities Act.

        The Operating Partnership is a 99.0% limited partner of six Delaware limited partnerships, Glimcher Holdings Limited Partnership ("Holdings"), Glimcher Centers Limited Partnership ("Centers"), Grand Central Limited Partnership ("GCLP"), Glimcher York Associates Limited Partnership ("York"), Glimcher University Mall Limited Partnership ("University"), Montgomery Mall Associates Limited Partnership ("Montgomery"), one Ohio limited partnership, Morgantown Mall Associates Limited Partnership ("Morgantown") and three Delaware limited liability companies, Glimcher Northtown Venture, LLC ("Northtown"), Weberstown Mall, LLC ("Weberstown") and Glimcher Lloyd Venture, LLC ("Lloyd"). The general partner in each entity is either (i) GPC, (ii) wholly-owned by GPC, or (iii) wholly-owned by GRT. The Operating Partnership is (i) a 100.0% member of a Colorado limited liability company, Olathe Mall LLC ("Olathe") which is a 55.0% member in Great Plains Metro Mall LLC, a Delaware limited liability company ("Great Plains"), (ii) a 32.3% member of a Delaware limited liability company, Johnson City Venture, LLC, whose managing member, Glimcher Johnson City, Inc., a Delaware corporation, is a 1.0% member (collectively, "Johnson City"); (iii) a 39.0% member of a Delaware limited liability company, Dayton Mall Venture, LLC, whose managing member, Glimcher Dayton Mall, Inc., is a 1.0% member (collectively, "Dayton"); (iv) a 39.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively, "Colonial"), with an option to acquire the remaining 11.0% interest in the entity which owns the Colonial Park Mall; (v) a 50.0% member of a Delaware limited liability company, Glimcher New Jersey Metro Mall, LLC ("NJM"), which is a 60.0% member in Elizabeth Metro Mall, LLC, a Delaware limited liability company; (vi) a 33.85% member of Glimcher SuperMall Venture LLC, ("SuperMall"), a Delaware limited liability company, whose managing member, Glimcher Auburn Inc., a Delaware corporation, is a 1.0% member, (vii) a 20.0% interest in San Mall, LLC, a Delaware limited liability company, which is a 99.5% member of San Mall Limited Partnership, a Delaware limited partnership, whose general partner, San Mall Corporation, a Delaware corporation, is a 0.5% member, (viii) a 50.0% interest in Polaris Center, LLC, a Delaware limited liability company, (ix) a 20.0% interest in Eastland Mall, LLC, a Delaware limited liability company, which is a 99.5% member of Eastland Mall Limited Partnership, a Delaware limited partnership, whose general partner, Eastland Retail Corporation, a Delaware Corporation, is a 0.5% member and (x) a common shareholder of Glimcher Development Corporation ("GDC"), a Delaware corporation, with 95.0% economic interest and no voting interest. GDC was incorporated on October 16, 1996; the construction, development, leasing and legal departments of GRT were transferred to GDC on November 1, 1996, and provide their services for a fee to ventures in which GRT has an ownership interest, as well as to third parties. The operation of GDC allows the Company to earn non-qualified revenues without jeopardizing its REIT status. The Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company."

         The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, through GDC, or, where appropriate, through outside professionals.

(b)      Expansions, Renovations and Developments During the 1999 Fiscal Year

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

Malls

         In 1997, the Company expanded Indian Mound Mall, located in Newark/Heath, Ohio, by approximately 122,000 square feet of GLA, which increased its total GLA to approximately 543,000 square feet. The Company believes that this expansion has enabled this Mall to continue to dominate its market. The expansion is consistent with the Company's focus of combining strong anchor tenants with an expanded entertainment component to provide a compelling destination focus for shoppers. An approximately 93,000 square foot Sears store opened in September 1997, and the expansion of the current cinema from approximately 18,000 square feet to approximately 43,000 square feet, as well as the addition of approximately 5,000 square feet of mall shops, was completed during the fourth quarter of 1997.

         In 1998, the Company continued its planned expansion and renovation of Grand Central Mall, located in Parkersburg West Virginia by opening a 23,500 square foot OfficeMax and a new 83,000 square foot Profitt's in the first quarter of 1998. Additionally, the Company expanded River Valley Mall, located in Lancaster, Ohio by opening a 23,500 square foot OfficeMax in August 1998.

         In 1999, the Company completed the expansion of Indian Mound Mall by expanding the Elder Beerman store by approximately 21,000 square feet of GLA which increased the Mall's GLA to approximately 563,000 square feet. At Grand Central Mall in Parkersburg, West Virginia, the Company relocated County Market to a new 63,600 square foot outparcel building which opened in March 1999. At Ashland Town Center in Ashland, Kentucky, the Company added its fourth anchor when Goody's opened in a 27,900 square foot store in March 1999. At The Mall at Fairfield Commons in Beavercreek, Ohio, the Company completed a 75,000 square foot Regal Cinemas on one of the mall's outparcels, which opened in August 1999.

Community Centers

         The Company currently has community center anchor expansion projects in process at Cross Creek Plaza in Beaufort, South Carolina and Loyal Plaza in Loyalsock, Pennsylvania. Cherry Hill Plaza in Galax, Virginia opened with its new anchor Goody's in September 1999. The total financial commitment in connection with these projects is approximately $5.0 million.

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

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center, Polaris Towne Center in northern Columbus, Ohio. Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square-foot Kroger, opened in the fourth quarter of 1998. During 1999, seven additional anchor tenants, 16 small shop tenants, three outparcel tenants and Target opened and are occupying in excess of 468,000 square feet. Two tenants purchased land and are constructing their own stores. Target opened a 136,000 square-foot store in October 1999 and Lowes will open in a 135,000 square foot-store in the second quarter of 2000. The space for which construction has been completed was 100.0% occupied at December 31, 1999. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. Occupancy of Jersey Gardens was 86.8% at December 31, 1999. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet in northern Columbus, Ohio. Polaris Fashion Place is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and four restaurants, which will be located across the street from Polaris Towne Center. Construction is expected to commence in 2000 with a projected opening date in the fourth quarter of 2001.

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

(c)      Narrative Description of Business

         GENERAL The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. At December 31, 1999, the Properties consisted of 22 Malls containing an aggregate of 18.3 million square feet of GLA (8.2 million square feet of GLA is owned in joint ventures) and 104 Community Centers (including 17 single tenant retail properties) containing an aggregate of 13.6 million square feet of GLA (396,000 square feet of GLA is owned in a joint venture).

         As of December 31, 1999, the occupancy rate for all of the Properties was 94.5% of GLA, of which 89.3%, 4.5% and 6.2% of GLA was leased to national retailers, regional retailers and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 1999, the Properties had average annualized minimum rents of $8.96 per square-foot of GLA. Approximately 83.3%, 6.0% and 10.7% of the annualized minimum rents of the Properties as of December 31, 1999, was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart, Kmart and The Limited, Inc. and its consolidated entities, represented approximately 5.6%, 4.0% and 3.9%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 1999; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties for such period (See Note 17 to the consolidated financial statements for financial information regarding the Company's segments).

         MALLS The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Malls is anchored by two to five department stores including Bon-Ton, Boscov's, Dillard's, Elder-Beerman, JCPenney, Kohl's, Lazarus, Nordstrom, Meier & Frank Co., Neiman Marcus, Parisian, Proffitt's, Sak's and Sears. Mall stores, most of which are national retailers, include Finish Line, Footlocker, Hallmark, Lerner New York, Limited Express, Radio Shack, The Disney Store, The Gap, The Limited, Old Navy, Warner Brothers and Waldenbooks. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, multiple screen movie theaters and other entertainment activities. The largest of the Malls has 1.5 million square feet of GLA and approximately 250 stores and the smallest has 225,000 square feet of GLA and approximately 40 stores. The Malls also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 1999, the Malls accounted for 57.3% of the total GLA, 68.3% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.4%.

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

         As of December 31, 1999, the Community Centers accounted for 42.7% of the total GLA, 31.7% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 96.1%.

         GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per share growth in funds from operations ("FFO") is an important factor in enhancing shareholder value. The Company's primary business objective is to achieve growth in FFO by developing and acquiring retail properties, by improving the operating performance and value of its existing portfolio through selective expansion and renovation of its Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

         Key elements of the Company's growth strategies and operating policies are to: (i) increase Property values by aggressively marketing available GLA and renewing existing leases; (ii) negotiate and sign leases which provide for regular or periodic fixed contractual increases to minimum rents; (iii) capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space; (iv) utilize its team management approach to increase productivity and efficiency; (v) hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value; (vi) selectively dispose of assets at the time the Company believes that the long-term investment potential has been achieved and re-deploy the proceeds; (vii) control operating costs by utilizing Company employees and/or GDC employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and data processing activities; and (viii) renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants. Additionally, the Company seeks to utilize its development capabilities to develop quality Properties at the lowest possible cost.

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

         FINANCING STRATEGIES At December 31, 1999, the Company had a debt-to-total-market-capitalization ratio of 64.7%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 1999. The Company expects that it may from time to time reevaluate its policy with respect to its ratio of total-debt-to- total market-capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

         On November 17, 1997, the Company completed a public offering of 5,118,000 B Preferred Shares (including 318,000 B Preferred Shares sold as a result of the underwriters exercising the over-allotment option granted to them). The net proceeds of approximately $123.1 million were contributed by the Company to the Operating Partnership and were used to: (i) repay the balance of a $34.4 million bridge loan facility and (ii) repay a portion of the outstanding borrowings on the Operating Partnership's credit facility.

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

         COMPETITION All of the Properties are located in areas which have shopping centers and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company's Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such Properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from the Internet, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping TV.

         EMPLOYEES At December 31, 1999, the Company, GDC and the joint ventures in which the Company has an interest, had an aggregate of 690 employees, of which 305 were part-time.

         REAL ESTATE AND OTHER CONSIDERATIONS As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the inability to manage recently acquired Properties, poor economic conditions in those areas where Properties are located, joint venturer bankruptcies, unanticipated conflicts of interest between the Company and joint venturers, failure to obtain consents of joint venturers with respect to sale, refinancing and other activities, the joint venturers removing the Company as managing agent or managing member with respect to a Property, buy-sell arrangements with joint venturers exercised at inopportune times, defaults under or non-renewal of tenant leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent un-leased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays, unavailability of satisfactory financing and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

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

ITEM 2.  PROPERTIES

         At December 31, 1999, the Company managed and leased a total of 126 Properties, 116 of which were wholly-owned and ten of which were partially owned in joint ventures. The Properties are located in 28 states primarily throughout the East and the Midwest as follows: Ohio (29), Pennsylvania (12), Tennessee
(10), Kentucky (8), West Virginia (8), North Carolina (7), New York (6), South Carolina (6), Indiana (5), Florida (4), Virginia (4), Texas (3), Washington (3), Alabama (2), Illinois (2), Kansas (2), Massachusetts (2), Missouri (2), Wisconsin (2), Arizona (1), California (1), Colorado (1), Georgia (1), Michigan
(1), Minnesota (1), Nebraska (1), New Jersey (1), Oregon (1).

(a)      Malls

         Twenty-two of the Properties are Malls and range in size from 225,000 square feet of GLA to 1.5 million square feet of GLA. Five of the Malls are located in Ohio and 17 are located throughout the country in the states of Texas
(2), West Virginia (2), Alabama (1), California (1), Florida (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.


                                         SUMMARY OF MALLS AT DECEMBER 31, 1999
                                         -------------------------------------
                                                                               % OF        % OF                        LEASE
                                         ANCHORS     STORES       TOTAL       ANCHORS     STORES                     EXPIRATION
        PROPERTY/LOCATION                  GLA       GLA (1)       GLA       OCCUPIED    OCCUPIED      ANCHORS           (3)
-------------------------------------------------------------------------------------------------------------------------------
     COMPANY OWNED PROPERTIES:

     Ashland Town Center                                                                          Goody's              03/31/09
     Ashland, KY.....................    254,762     187,993      442,755      100.0      82.6    JCPenney             10/31/04
                                                                                                  Proffitt's           01/31/10
                                                                                                  Wal-Mart             11/10/09


     Grand Central Mall                                                                           Elder-Beerman (2)    01/31/33
        Parkersburg/Vienna, WV.......    562,394     356,173      918,567      100.0      90.6    Goody's              04/30/03
                                                                                                  JCPenney             09/30/02
                                                                                                  Phar-Mor             04/30/07
                                                                                                  Proffitt's           03/31/18
                                                                                                  Regal Cinemas        11/30/16
                                                                                                  Sears                09/25/02


     Indian Mound Mall                                                                            Ames                 01/31/12
       Newark/Heath, OH..............    390,400     172,554      562,954      100.0      77.2    Crown Cinema         12/31/07
                                                                                                  Elder-Beerman        09/30/06
                                                                                                  JCPenney             10/31/01
                                                                                                  Lazarus              09/30/01
                                                                                                  Sears (2)            09/23/27


     Lloyd Center                                                                                 Ice Chalet           12/31/00
        Portland, OR.................    752,484     734,408    1,486,892       94.2      88.8    Lloyd Mall Cinemas   01/31/12
                                                                                                  Marshalls            01/31/04
                                                                                                  Meier & Frank Co.    01/31/06
                                                                                                  Nordstrom              (5)
                                                                                                  Sears                  (5)
                                                                                                  Toys "R" Us          1/31/05


     Mall at Fairfield Commons, The                                                               Elder-Beerman       10/31/13
        Beavercreek/Dayton, OH.......    683,703     438,647    1,122,350      100.0      95.3    JCPenney            10/31/08
                                                                                                  Lazarus (2)         01/31/15
                                                                                                  Parisian            01/31/14
                                                                                                  Sears               10/31/08


     Montgomery Mall                                                                              Dillard's           01/31/01
        Montgomery, AL...............    460,341     265,291      725,632      100.0      96.1    JCPenney            04/30/05
                                                                                                  Parisian               (5)


     Morgantown Mall                                                                              Carmike Cinemas     10/31/05
        Morgantown, WV...............    359,171     182,941      542,112      100.0      76.1    Elder-Beerman       09/30/10
                                                                                                  JCPenney            09/30/05
                                                                                                  Proffitt's          03/15/11
                                                                                                  Sears               09/30/05


     New Towne Mall                                                                               Ames                01/31/14
        New Philadelphia, OH.........    338,838     175,941      514,779      100.0      80.5    Elder-Beerman       10/31/08
                                                                                                  JCPenney            09/30/03
                                                                                                  OfficeMax           11/30/11
                                                                                                  Phar-Mor            06/30/10
                                                                                                  Regal Cinemas       03/31/05
                                                                                                  Sears               10/31/03


     Northtown Mall                                                                               Best Buy            01/31/10
        Blaine, MN...................    488,546     335,796      824,342      100.0      68.9    HomePlace           12/31/11
                                                                                                  Kohl's              08/31/08
                                                                                                  Mervyn's California 01/31/03
                                                                                                  Montgomery Ward        (5)



                                                                               % OF        % OF                         LEASE
                                         ANCHORS     STORES       TOTAL       ANCHORS     STORES                     EXPIRATION
        PROPERTY/LOCATION                  GLA       GLA (1)       GLA       OCCUPIED    OCCUPIED      ANCHORS           (3)
-------------------------------------------------------------------------------------------------------------------------------
     River Valley Mall                                                                            Ames                01/31/13
        Lancaster, OH................    316,947     259,956      576,903      100.0      90.4    Elder-Beerman       09/30/07
                                                                                                  JCPenney            09/30/02
                                                                                                  Lazarus             09/30/02
                                                                                                  Regal Cinemas       12/31/04
                                                                                                  Sears               10/31/04


     Southside Mall                                                                               JCPenney            07/31/01
        Oneonta, NY..................    142,719      81,694      224,413      100.0      84.1    Kmart               06/30/08
                                                                                                  OfficeMax           12/31/12


     University Mall                                                                              Burdines               (5)
        Tampa, FL....................    890,743     411,265    1,302,008      100.0      86.0    Cobb Theatre        12/31/11
                                                                                                  Dillard's              (5)
                                                                                                  JCPenney            10/31/04
                                                                                                  Montgomery Ward        (5)
                                                                                                  Sears                  (5)


     Weberstown Mall                                                                              Barnes & Noble      01/31/09
        Stockton, CA.................    602,817     242,016      844,833      100.0      83.1    Dillard's              (5)
                                                                                                  JCPenney            03/31/04
                                                                                                  Sears                  (5)

                                       ---------   ---------   ----------
     SUBTOTAL .......................  6,243,865   3,844,675   10,088,540       99.3      86.0
                                       ---------   ---------   ----------

     PROPERTIES OWNED IN JOINT
     VENTURES: (4)

     Almeda Mall,                                                                                 Foley's                (5)
        Houston, TX..................    582,753     216,753      799,506      100.0      84.4    JCPenney               (5)
                                                                                                  Old Navy            01/31/05
                                                                                                  Palais Royal        12/31/09
                                                                                                  Ross Stores         03/31/03

     Colonial Park Mall                                                                           Bon-Ton             01/29/05
        Harrisburg, PA...............    504,446     241,297      745,743      100.0      93.3    Boscov's               (5)
                                                                                                  Sears                  (5)


     Dayton Mall, The                                                                             Elder-Beerman          (5)
        Dayton, OH ..................    836,967     485,375    1,322,342      100.0      83.6    JCPenney            03/31/11
                                                                                                  Lazarus                (5)
                                                                                                  Sears                  (5)


     Eastland Mall                                                                                Belk                   (5)
        Charlotte, NC................    725,720     337,961    1,063,681      100.0      85.4    Dillard's              (5)
                                                                                                  Ice Chalet          08/01/05
                                                                                                  JCPenney               (5)
                                                                                                  Sears                  (5)


     Great Mall of the Great Plains, The                                                          Burlington Coat
        Olathe, KS...................    397,211     404,697      801,908       93.7      78.2     Factory            01/31/08
                                                                                                  Dickinson Theatres  12/31/08
                                                                                                  Dillard's Clearance 08/14/01
                                                                                                  Foozles             08/13/02
                                                                                                  Group USA           08/13/07
                                                                                                  Jeepers!            12/31/06
                                                                                                  Linens'n Things     01/31/08
                                                                                                  Marshalls           01/31/13
                                                                                                  Oshman's
                                                                                                   SuperSports USA    01/31/13



                                                                               % OF        % OF                         LEASE
                                         ANCHORS     STORES       TOTAL       ANCHORS     STORES                     EXPIRATION
        PROPERTY/LOCATION                  GLA       GLA (1)       GLA       OCCUPIED    OCCUPIED      ANCHORS           (3)
-------------------------------------------------------------------------------------------------------------------------------
     Jersey Gardens                      531,345     647,984    1,179,329       91.5      82.9    Bed Bath & Beyond      01/31/10
        Elizabeth, NJ................                                                             Burlington Coat
                                                                                                   Factory               01/31/10
                                                                                                  Cohoes Fashions        01/31/05
                                                                                                  Cost Less Home Store   01/31/10
                                                                                                  Daffy's                01/31/10
                                                                                                  Gap Outlet, The        01/31/05
                                                                                                  Group USA              12/31/08
                                                                                                  Jeepers!               01/31/09
                                                                                                  Last Call              11/30/04
                                                                                                  Marshalls              10/31/09
                                                                                                  Off 5th Saks Fifth Ave 10/31/14
                                                                                                  Oshman's Sporting
                                                                                                   Goods                 01/31/15


     Mall at Johnson City, The                                                                    Goody's                05/31/06
        Johnson City, TN.............    334,605     210,479      545,084      100.0      86.6    JCPenney               03/31/05
                                                                                                  Proffitt's for Her     10/31/12
                                                                                                  Proffitt's for Men,
                                                                                                   Kids & Home           06/30/06
                                                                                                  Sears                  03/09/01


     Northwest Mall                                                                               Foley's                   (5)
        Houston, TX..................    582,339     215,834      798,173      100.0      85.2    JCPenney                  (5)
                                                                                                  OfficeMax              06/30/00
                                                                                                  Old Navy               01/31/05
                                                                                                  Palais Royal           12/31/09

     SuperMall of the Great Northwest
        Auburn, WA...................    528,458     405,540      933,998       95.3      77.8    Ann Taylor Loft        01/31/06
                                                                                                  Bed Bath &
                                                                                                   Beyond                08/31/05
                                                                                                  Burlington Coat
                                                                                                   Factory               08/31/05
                                                                                                  Foozles                12/31/05
                                                                                                  Marshalls              01/31/11
                                                                                                  Nordstrom Rack         08/31/05
                                                                                                  Oshman's
                                                                                                   SuperSports USA       01/31/11
                                                                                                  Sam's Club             05/31/19

                                      ----------   ---------   ----------
     SUBTOTAL........................  5,023,844   3,165,920    8,189,764       98.1      83.3
                                      ----------   ---------   ----------

     TOTAL........................... 11,267,709   7,010,595   18,278,304       98.8      84.8
                                      ==========   =========   ==========


(1) Includes outparcels.
(2) This is a ground lease. The Company owns the land and not the building.
(3) Lease expiration dates do not consider options to renew.
(4) The Operating Partnership has investments in these Mall Properties ranging from 20.0% to 55.0%. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.
(5) The tenant owns the land and the building and operates under an operating agreement.

(b)       Community Centers

          One hundred four of the Properties are Community Centers (including 17 single tenant retail properties) ranging in size from 13,000 to 490,400 square feet of GLA. They are located in 24 states primarily in the East and the Midwest as follows: Ohio (24), Pennsylvania (11), Tennessee (9), Kentucky (7), North Carolina (6), South Carolina (6), West Virginia (6), Indiana (5), New York (5), Virginia (4), Florida (3), Illinois (2), Massachusetts (2), Missouri (2), Washington (2), Wisconsin (2), Alabama (1), Arizona (1), Colorado (1), Georgia
(1), Kansas (1), Michigan (1), Nebraska (1) and Texas (1). The location, general character and major tenant information are set forth below.



                                 SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 1999
                                 -------------------------------------------------

                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:
Arnold Plaza                                                                            Kmart                  11/30/02
   Arnold, MO................    140,340      14,860     155,200    100.0      100.0    National               07/31/03
                                                                                         Supermarket             (5)

Artesian Square                                                                         JCPenney               04/30/08
   Martinsville, IN...........   170,601      25,400     196,001    100.0       92.1    Kroger                 11/30/09
                                                                                        Wal-Mart               09/29/09

Ashland Plaza
   Ashland, KY..............      90,574      42,126     132,700    100.0       97.2    Ames                   01/31/03

Audubon Village
   Henderson, KY.............     85,491      39,089     124,580    100.0       77.5    Wal-Mart               01/31/08

Aviation Plaza                                                                          Piggly Wiggly          12/31/09
   Oshkosh, WI...............    123,538      51,177     174,715    100.0       85.5    Wal-Mart               12/31/09

Ayden Plaza
   Ayden, NC.................     21,000      11,800      32,800    100.0       69.5    Food Lion              10/31/07

Barren River Plaza                                                                      Goody's                10/31/00
   Glasgow, KY..............     216,895      28,400     245,295    100.0      100.0    Peebles                09/26/10
                                                                                        Wal-Mart               09/18/10
                                                                                        Winn-Dixie             10/03/10

Bollweevil Shopping Center
   Enterprise, AL...........      30,625      12,760      43,385    100.0       92.2    Winn-Dixie             05/30/04

Buckhannon Plaza                                                                        Ames                   05/31/05
   Tennerton, WV.............     70,951      13,865      84,816    100.0       85.6    A&P (6)                04/30/00

Cambridge Plaza
   Cambridge, OH..............    79,949      15,070      95,019    100.0      100.0    Ames                   01/31/13

Canal Place Plaza
   Rome, NY...................   117,162      32,800     149,962    100.0       89.0    Kmart                  08/31/19

Cherry Hill Plaza
   Galax, VA..................    20,000         N/A      20,000    100.0        N/A    Goody's                09/30/09

Chillicothe Plaza
   Chillicothe, OH............    91,508       7,675      99,183    100.0      100.0    Ames                   01/31/13




                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
Clarksville Plaza                                                                       Crossroads
   Clarksville, IN............    93,672      18,170     111,842    100.0      100.0     Furniture             01/31/04
                                                                                        Service
                                                                                          Merchandise          01/31/03

College Plaza                                                                           Food Lion              09/29/12
   Bluefield, VA..............   148,181      30,250     178,431    100.0       88.4    Wal-Mart               05/29/12

Corry Plaza                                                                             G.C. Murphy Co.        04/30/02
   Corry, PA..................    69,698      38,669     108,367    100.0      100.0    Quality Farm
                                                                                         & Fleet               08/31/04

Cross Creek Plaza                                                                       JCPenney               02/28/10
   Beaufort, SC...............   170,406      71,712     242,118    100.0       95.3    Wal-Mart               11/10/09
                                                                                        Winn-Dixie             07/17/11

Crossing Meadows                                                                        Festival Foods         06/27/10
   Onalaska, WI...............   178,599      55,385     233,984    100.0      100.0    Wal-Mart               08/23/11

Crossroads Centre                                                                       Goody's                10/31/01
   Knoxville, TN..............   200,980      41,450     242,430    100.0      100.0    Ingles                 09/25/10
                                                                                        Wal-Mart               01/31/09

Cumberland Crossing                                                                     Food City              12/13/10
   Jacksboro, TN..............   100,034      44,700     144,734    100.0       97.3    Wal-Mart (7)           09/28/10

Cypress Bay Village                                                                     Food Lion              12/20/10
   Morehead City, NC..........   197,821      59,032     256,853    100.0      100.0    Sears                  02/13/05
                                                                                        Wal-Mart               09/29/09
Dallas Plaza
   Balch Springs, TX..........   112,609      10,500     123,109    100.0      100.0    Kmart                  11/30/00

 Daytona Plaza
   Daytona Beach, FL..........   116,907      24,346     141,253    100.0       68.7    Kmart                  11/30/03

 Delaware Community Plaza
   Delaware, OH...............    54,152      99,299     153,451    100.0       94.0    Kroger                 03/31/13

 East Pointe Plaza                                                                      Food Lion              11/16/10
   Columbia, SC...............   183,340      90,868     274,208    100.0      100.0    SuperPetz (8)          03/31/06
                                                                                        Wal-Mart               01/31/09

 East Pointe Plaza                                                                      Big Bear               09/30/13
   Marysville, OH.............   107,211      37,900     145,111    100.0      100.0    Wal-Mart               11/09/10

 Franklin Square                                                                        Ingles                 11/30/07
   Spartanburg, SC............   197,764      38,800     236,564     83.5      100.0    Wal-Mart               07/31/07

 Georgesville Square                                                                    Kroger                 04/30/17
   Columbus, OH...............   194,909      43,443     238,352    100.0      100.0    Lowe's                 10/31/16

 Grand Union
   Chatham, NY................    21,756         N/A      21,756    100.0        N/A    Grand Union            07/31/19




                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
 Grand Union Plaza
   South Glens Falls, NY......    61,335         N/A      61,335    100.0        N/A    Grand Union            06/30/19

 Gratiot  Center                                                                        Kessel Food
   Saginaw, MI................   173,160      28,151     201,311     84.7      100.0     Market                10/31/09
                                                                                        Kmart                  11/30/13

Hills Plaza East............      77,000      19,025      96,025    100.0       79.0    Ames                   10/31/02
   Erie, PA

Hocking Valley Mall                                                                     Kmart                  09/30/03
   Lancaster, OH..............   147,817      31,670     179,487    100.0       86.6    Kroger                 09/30/02

Horizon Park
   Longmont, CO (3)...........    84,180         N/A      84,180    100.0        N/A    Kmart                  11/30/00

Hunter's Ridge Shopping Center
   Gahanna, OH (3)............    84,180      92,430     176,610    100.0       86.2    Kmart                  06/30/01

Huntington Plaza
   Huntington, WV.............    24,975       7,200      32,175    100.0      100.0    Kroger                 10/31/01

Indian Mound Plaza
   Heath, OH..................       N/A      16,600      16,600      N/A       36.1    N/A                    N/A

Kmart
   Alliance, NE (3)...........    40,800         N/A      40,800    100.0        N/A    Kmart                  03/31/08

Kmart
   Bloomington, IN.............   87,405         N/A      87,405    100.0        N/A    Kmart                  11/30/05

Kmart
   Clifton Heights, PA........    87,543         N/A      87,543    100.0        N/A    Kmart                  10/31/04

Kmart
   Fairhaven, MA..............    91,653         N/A      91,653    100.0        N/A    Kmart                  11/30/02

Kmart
   Feasterville, PA...........    94,500         N/A      94,500    100.0        N/A    Kmart                  06/30/03

Kmart
   Langhorne, PA..............    95,810         N/A      95,810    100.0        N/A    Kmart                  11/30/04

Kmart
   Leechburg, PA..............    85,909         N/A      85,909    100.0        N/A    Kmart                  05/31/06

Kmart
   Norfolk, VA (3)............   120,997         N/A     120,997    100.0        N/A    Kmart                  07/31/04

Kmart Shopping Center
   Puyallup, WA...............    91,657      38,509     130,166    100.0       76.6    Kmart                  11/30/03

Kmart
   Seekonk, MA (3)............   105,900         N/A     105,900      0.0        N/A    N/A                    N/A




                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
Kmart
   Yakima, WA.................   116,799         N/A     116,799    100.0        N/A    Kmart                  09/30/04

Knox Village Square                                                                     Big Bear               01/29/13
   Mount Vernon, OH...........   173,033      34,400     207,433    100.0      100.0    JCPenney               05/31/08
                                                                                        Kmart                  01/31/18

Lexington Parkway Plaza                                                                 Belk (2)               04/10/11
   Lexington, NC..............   152,852      57,298     210,150    100.0      100.0    Goody's                03/31/02
                                                                                        Ingles                 09/25/10
                                                                                        Wal-Mart               12/29/09
Liberty Plaza
   Morristown, TN.............    29,000      29,700      58,700    100.0       89.2    Food Lion              05/31/03

Linden Corners
   Buffalo, NY................    80,000          10      80,010    100.0      100.0    Ames                   01/31/14

Logan Place                                                                             Houchens               11/30/08
   Russellville, KY...........    89,848      24,900     114,748    100.0      100.0    Wal-Mart               03/31/08

Lowe's
   Altoona, PA................   121,148         N/A     121,148    100.0        N/A    Lowe's                 11/30/14

Lowe's
   Columbus, OH...............   125,357         N/A     125,357    100.0        N/A    Lowe's                 12/31/14

Lowe's
   Marion, OH.................    72,507         N/A      72,507    100.0        N/A    Lowe's                 07/31/13

Lowe's
   Wooster, OH................    71,463         N/A      71,463    100.0        N/A    Lowe's                 07/31/13

Loyal Plaza                                                                             Family Toy
   Loyalsock,  PA  (3)........   189,493     103,777     293,270    100.0       88.9     Warehouse             01/31/03
                                                                                        Giant Food Stores      10/31/19
                                                                                         Kmart                 08/31/01

Marion Towne Centre                                                                     Piggly Wiggly          08/31/12
   Marion, SC.................   102,913      53,630     156,543    100.0       97.5    Wal-Mart               06/19/12

Meadowview Square
   Ravenna/Kent, OH...........   126,242      25,000     151,242    100.0       52.0    Wal-Mart               01/28/17

Middletown Plaza
   Middletown, OH.............   104,125      26,000     130,125     73.9       59.6    Ames                   02/28/02

Mill Run
   Columbus, OH...............   125,357      46,862     172,219    100.0      100.0    Lowe's                 12/31/14

Monroe Shopping Center                                                                  Ingles                 11/30/02
   Madisonville, TN...........    64,746      28,450      93,196    100.0      100.0    Wal-Mart (9)           01/31/03

Morgantown Commons                                                                      OfficeMax              08/31/11
   Morgantown, WV.............   200,187      30,656     230,843    100.0       85.3    Phar-Mor               06/30/06
                                                                                        SuperKmart             02/28/21



                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
Morgantown Plaza
   Star City, WV..............    74,540      28,824     103,364    100.0      100.0    Ames                   10/31/02

Morningside Plaza
   Dade City, FL..............    33,896      41,221      75,117    100.0       80.8    Kash `N Karry          06/30/05

Mount Vernon Plaza                                                                      Heilig-Meyers          09/12/06
   Mt.Vernon, OH..............    49,932      11,756      61,688    100.0      100.0    Odd Lots               01/31/04

New Boston Mall
   Portsmouth, OH.............    84,180      44,550     128,730    100.0      100.0    Kmart                  11/30/03

Newberry Square Shopping                                                                Wal-Mart               09/30/07
   Center - Newberry, SC......   104,588      22,240     126,828    100.0      100.0    Winn-Dixie             12/09/07

Newport Plaza II
   Newport, KY (3)............    84,180      14,800      98,980    100.0      100.0    Kmart                  06/13/04

North Horner Shopping Center
   Sanford, NC................    22,486      17,650      40,136    100.0       66.0    Food Lion              09/11/02

Northtowne Square
   Chattanooga, TN............    42,130      29,200      71,330    100.0       95.9    Bi-Lo                  09/30/01

Ohio River Plaza                                                                        Ames                   01/31/20
   Gallipolis, OH.............   105,857      43,136     148,993    100.0       96.3    Kroger                 11/18/09

Pea Ridge Shopping Center                                                               Kmart                  10/31/04
   Huntington, WV.............   110,192      39,860     150,052    100.0       69.9    Kroger (10)            02/29/00

Perdido Point Plaza
   Pensacola, FL..............    36,987       9,600      46,587    100.0      100.0    Delchamps              04/30/05

Plaza Vista Mall                                                                        JCPenney               02/28/04
   Sierra Vista, AZ...........   161,043      53,229     214,272    100.0       82.4    Wal-Mart               10/14/11

Prestonsburg Village Center                                                             Big Lots               12/31/00
   Prestonsburg, KY...........   134,057      41,290     175,347    100.0      100.0    Wal-Mart               09/30/05
                                                                                        Winn-Dixie             01/30/06

Rend Lake Shopping Center                                                               Big John's             10/31/04
   Benton, IL.................    96,913      24,470     121,383    100.0      100.0    Wal-Mart               01/31/07

Rhea County Shopping                                                                    Ingles                 02/28/03
   Dayton, TN.................    71,952      40,050     112,002    100.0      100.0    Wal-Mart               09/30/03

River Edge Plaza                                                                        Food City              11/01/08
   Sevierville, TN (3)........   108,829      27,396     136,225    100.0       94.2    Wal-Mart (11)          09/30/03

River Valley Plaza                                                                      Family Toy
   Lancaster, OH..............   173,000      50,865     223,865     67.6       96.1     Warehouse             10/31/04
                                                                                        Target                 10/03/14



                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
Roane County Plaza                                                                      Goody's                02/29/00
   Rockwood, TN...............   124,848      35,350     160,198    100.0      100.0    Ingles                 02/28/10
                                                                                        Wal-Mart               01/31/10
Scott Town Plaza
   Bloomsburg, PA.............    47,334      30,300      77,634    100.0       53.4    Kmart                  08/31/01

Shady Springs Plaza
   Beaver, WV.................    37,232      30,345      67,577    100.0       74.6    Kroger                 09/30/08

Sidney Shopping Center
   Sidney, NY.................    50,071         N/A      50,071    100.0        N/A    Grand Union            07/31/19

Southside  Plaza                                                                        Food Lion              12/17/11
   Sanford, NC................   147,693      24,600     172,293    100.0      100.0    Wal-Mart               12/29/11

Springfield Commons West                                                                Big Bear               03/31/15
   Springfield, OH............   213,017         N/A     213,017    100.0       N/A     Lowe's                 01/31/15
                                                                                        Toys "R" Us            01/31/08

Steamboat Bend                                                                          Hannibal Farm
   Hannibal, MO...............    81,272      25,420     106,692    100.0      100.0     & Home                08/25/02
                                                                                        Wetterau               10/31/00
Stewart Plaza
   Mansfield, OH..............    30,979      27,069      58,048    100.0       62.8    Kroger                 10/31/99

Sunbury Plaza
   Sunbury, PA................    91,131      49,265     140,396     76.8       76.5    Ames                   08/14/03

Sycamore Square                                                                         Food Lion              01/20/10
   Ashland City, TN...........    75,552      27,000     102,552    100.0       94.4    Wal-Mart               11/11/08

Target Plaza
   Heath, OH..................    97,000         N/A      97,000    100.0        N/A    Target                 11/29/14

Twin County Plaza                                                                       Ingles                 01/31/07
   Galax, VA..................   122,273      38,440     160,713    100.0       95.8    Wal-Mart (12)          12/31/99

Village Plaza                                                                           Bi-Lo                  11/30/08
   Augusta, GA................   450,331      40,100     490,431    100.0       88.0    Home Quarters (13)     12/31/99
                                                                                        LS Ward & Sons         11/30/04
                                                                                        OfficeMax              01/31/02
                                                                                        Sam's Club             07/11/08
                                                                                        Wal-Mart               10/28/08

Village Plaza                                                                           Falley's Food
   Manhattan, KS..............    31,431      24,276      55,707    100.0       89.9     4 Less                10/31/00

Village Square                                                                          CVS Drugs              12/31/00
   Kutztown, PA...............       N/A      39,362      39,362      N/A       68.2    McCrory                01/31/01
                                                                                        Quality Shop           12/31/00

Vincennes                                                                               Kmart                  06/30/04
   Vincennes, IN (3)..........   108,682         N/A     108,682    100.0        N/A    Kroger                 12/31/00



                                                                   % OF         % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                      LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED     OCCUPIED      ANCHORS      EXPIRATION (4)
------------------------------------------------------------------------------------------------------------------------
Walgreens
   Louisville, KY.............    13,000         N/A      13,000    100.0        N/A    Walgreens              01/31/25

Walgreens
   New Albany, IN...............  13,000         N/A      13,000    100.0        N/A    Walgreens              09/30/24

Wal-Mart Plaza                                                                          Goody's                08/31/02
   Springfield, OH............   155,198      45,305     200,503    100.0       69.9    Wal-Mart               10/27/15

Walnut Cove
   Walnut Cove, NC............    32,000      26,450      58,450    100.0       77.3    Ingles                 03/31/06

Walterboro Plaza                                                                        Piggly Wiggly          09/09/10
   Walterboro, SC.............    99,730      32,400     132,130    100.0      100.0    Wal-Mart               06/23/09

Westpark Plaza
   Carbondale, IL (3).........    31,170      24,152      55,322    100.0       94.2    Kroger                 03/31/08
                              ----------  ---------- -----------

SUBTOTAL..................... 10,454,270  2,753,785  13,208,055     97.4        90.4
                              ----------  ---------  ----------

PROPERTY OWNED IN JOINT
VENTURE: (12)

Polaris Towne Center                                                                    Barnes & Noble         01/31/15
   Columbus, OH...............   291,997     104,383     396,380    100.0      100.0    Best Buy               01/31/15
                              ----------  ---------  ----------                         Jo-Ann etc.            01/31/10
                                                                                        Kroger                 11/30/18
                                                                                        Linens `N Things       01/31/15
                                                                                        OfficeMax              09/30/14
                                                                                        Old Navy               01/31/10
                                                                                        TJ Maxx                03/31/09

SUBTOTAL.....................    291,997     104,383     396,380    100.0      100.0
                              ----------  ---------- -----------


TOTAL........................ 10,746,267   2,858,168  13,604,435     97.5       90.8
                              ==========  ========== ===========



(1)  Includes outparcels.
(2)  This is a ground lease. The Company owns the land and not the building.
(3) The Company ground leases the land from a third party for this Community Center.
(4)  Lease expiration dates do not consider options to renew.
(5) National Supermarket vacated the store on April 13, 1999, but continues to pay rent through lease expiration 7/31/03.
(6) A&P vacated the store on July 31, 1999, but continues to pay rent through lease expiration 4/30/00.
(7) Wal-Mart vacated the store on June 12, 1999, but continues to pay rent through lease expiration 9/28/10.
(8) SuperPetz vacated the store on December 31, 1998, but continues to pay rent through lease expiration 3/31/06.
(9) Wal-Mart vacated the store on June 16, 1999, but continues to pay rent through lease expiration 1/31/03.
(10) Kroger vacated the store on October 27, 1999, but continues to pay rent through lease expiration 2/29/00.
(11) Wal-Mart vacated the store on September 30, 1995, but continues to pay rent through lease expiration 9/30/03.
(12) Wal-Mart vacated the store September 15, 1999, but continued to pay rent through lease termination 12/31/99.
(13) Home Quarters vacated the store and rejected the lease as of December 31, 1999.
(14) The Operating Partnership has an investment in this Community Center of 50.0%. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

         Ten of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from May 2038 to April

2082. The Company pays rent, ranging from $1,500 to $60,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(d)      Properties Subject to Indebtedness

         To finance the acquisition and development of the Properties, the Company has entered into mortgage loans and a credit facility, which are described below.

The Nomura Loan ($141.0 million)
-------------------------------

         The Nomura loan was originated by Nomura and is evidenced by three notes (collectively, the "Notes" and individually, a "Note"): (i) a Note, in the principal amount of $40.0 million which bears interest at the rate of 7.505% per annum and matures on February 1, 2003; (ii) a Note in the principal amount of $76.0 million which bears interest at the rate of 7.625% per annum and matures on August 1, 2000; and (iii) a Note in the principal amount of $25.0 million which bears interest at the rate of 6.935% per annum and matures on October 1, 2000. Each of the Notes provides for monthly payments of interest only with the principal amount due on maturity. The borrowers under the Nomura loan are Holdings and Centers (each a "Borrower" and collectively, the "Borrowers").

         Each Note prohibits prepayment (other than upon casualty or condemnation), except during the last 12 months of their respective terms.

         The Nomura loan is a non-recourse loan. Payment of principal and interest on the Nomura loan is collateralized with first mortgage liens on 54 Properties, 26 of which are owned by Holdings and 28 of which are owned by Centers (the "Nomura Properties"), and a pledge of the partnership interests in each of the Borrowers, which interests are held by an affiliate of GRT. These mortgages are cross-collateralized and cross-defaulted.

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

         The Nomura loan also provides that the Nomura Properties will be managed by the Company or a third party selected by the Company, provided that the Company, or any other party then managing such property, may be removed as manager of such properties if an event of default occurs under such loan or if the ratio of the sum of (i) the net operating income of the Nomura Properties during the preceding 12 calendar months and (ii) all interest earned during such period on U.S. government obligations delivered to the lender as substituted collateral for the Nomura Properties released (as described in the paragraph above), decreases below an amount equal to 75.0% of the net operating income for the Nomura Properties determined as of September 30, 1993, (approximately $23.8 million) for three consecutive months.

The Cigna Loan ($50.0 million)
-----------------------------

         The $50.0 million loan was originated by CIGNA and is collateralized with first mortgage liens on 10 Properties, bears interest at a rate equal to 7.470% per annum and is payable, interest only, until maturity on October 26, 2002. These mortgages are cross-collateralized and cross-defaulted.

The Credit Facility ($170.0 million)
-----------------------------------

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170.0 million, extends the term through January 31, 2001, is collateralized with first mortgage liens on three Properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (7.7225% at December 31, 1999). Payments due under the Credit Facility are guaranteed by GRT and the Operating Partnership. During 1999 the weighted average interest rate was 7.112%. At December 31, 1999, the outstanding balance on the Credit Facility was $125.0 million.

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

The University Mall Loan ($71.4 million)
---------------------------------------

         The University Mall loan was originated by Nomura and is collateralized with a first mortgage lien on University Mall. The loan consists of (i) a note in the principal amount of $64.9 million with interest at a rate of approximately 8.23% per annum and maturing in January 2028 with a prepayment option in January 2013 and (ii) a buy up payment from Nomura of $6.5 million which reduces the effective interest rate to 7.09% per annum.

The Community Center Loans ($60.5 million)
-----------------------------------------

         The Community Center loans are collateralized with first mortgage liens on 10 Properties. The loans bear interest at rates ranging from 7.875% to 9.125% per annum, require payments of principal and interest and mature between March 2000 and April 2016.

The Bridge Loans ($43.7 million)
-------------------------------

         The bridge loans are collateralized with first mortgage liens on 13 Properties. The bridge loans bear interest at interest rates ranging from LIBOR plus 200 to 275 basis points per annum (8.500% to 9.227% at December 31, 1999), require payments of interest only and mature between April 2000 and June 2000.

The Northtown Mall Loan ($40.0 million)
--------------------------------------

         The Northtown Mall loan was originated by Nomura and is collateralized with a first mortgage lien on Northtown Mall. The loan bears interest at a rate equal to LIBOR, which is fixed at 5.662% per annum during the loan term pursuant to an existing interest rate swap agreement, plus 125 basis points per annum (6.912% at December 31, 1999) and is payable interest only until maturity on August 30, 2001.

The Weberstown Mall Loan ($20.5 million)
---------------------------------------

         The Weberstown Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Weberstown Mall. The loan bears interest at a rate equal to 7.430% per annum and requires payments of principal and interest until maturity on May 1, 2006.

The Montgomery Mall Loan ($47.6 million)
---------------------------------------

         The Montgomery Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Montgomery Mall. The loan bears interest at a rate equal to 6.740% per annum and requires payments of principal and interest until maturity on August 1, 2028. The loan has a prepayment option in August 2005.

The Morgantown Mall Loan ($58.2 million)
---------------------------------------

         The Morgantown Mall loan was originated by Nomura and is collateralized with first mortgage liens on Morgantown Mall and Morgantown Commons. The loan bears interest at a rate equal to 6.890% per annum and requires payments of principal and interest until maturity on September 11, 2028. The loan has a prepayment option in September 2008.

The Lloyd Center Loan ($130.0 million)
-------------------------------------

         The Lloyd Center loan was originated by Goldman Sachs and is collateralized with a first mortgage lien on Lloyd Center. The loan bears interest at a rate equal to LIBOR plus 125 basis points per annum (7.720% at December 31, 1999) and is payable interest only until maturity on October 11, 2001.

The Grand Central Mall Loan ($52.5 million)
------------------------------------------

         In January 1999, the Company refinanced a maturing $40.0 million mortgage note payable with a new $52.5 million mortgage note collateralized with a first mortgage lien on Grand Central Mall. The loan was originated by Lehman Brothers, bears interest at a rate equal to 7.180% per annum and requires payments of principal and interest until maturity on February 1, 2009.

The Jackson National Life Loan ($90.0 million)
---------------------------------------------

         The $90.0 million loan was originated by Jackson National Life and is collateralized with first mortgage liens on 11 Properties. The loan bears interest at a rate equal to 8.460% per annum and requires payments of principal and interest until maturity on July 1, 2009.

The Construction Loans
----------------------

Georgesville Square Loan

         In September 1996, the Company entered into a construction loan to finance the development of Georgesville Square, a Community Center in Columbus, Ohio, pursuant to which the Company has a right to borrow $16.9 million. The construction loan is due April 2000, is subject to one extension of six months and requires monthly payments of principal and interest at LIBOR plus 200 basis points (8.476% at December 31, 1999). As of December 31, 1999, the Company had borrowed $16.6 million under this construction loan.

Meadowview Square Loan

         In October 1996, the Company entered into a construction loan to finance the development of Meadowview Square, a Community Center in Kent, Ohio, pursuant to which the Company has a right to borrow $9.8 million. The construction loan is due May 2000, is subject to one extension of six months and requires monthly payments of principal and interest at LIBOR plus 200 basis points (8.476% at December 31, 1999). As of December 31, 1999, the Company had borrowed $9.5 million under this construction loan.

Fairfield Commons Regal Cinemas Loan
------------------------------------

         In February 1999, the Company entered into a construction loan to finance the development of Regal Cinemas at The Mall at Fairfield Commons in Beavercreek, Ohio, pursuant to which the Company has a right to borrow $8.7 million. The construction loan is due February 1, 2001, is subject to two extensions of six months each and is payable monthly, interest only, at LIBOR plus 190 basis points (8.376% at December 31, 1999). As of December 31, 1999, the Company had borrowed $8.4 million under this construction loan.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1999.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

 (a)     Market Information

         The Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On February 29, 2000, the last reported sales price of the Shares on the NYSE was $12.375. The following table shows the high and low sales prices for the Shares on the NYSE for the 1999 and 1998 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.

                                                              DISTRIBUTIONS
                  QUARTER ENDED           HIGH        LOW       PER SHARE
                  -------------           ----        ---       ---------
                  March 31, 1998        $ 22.750   $ 21.125     $ 0.4808
                  June 30, 1998           22.125     19.438       0.4808
                  September 30, 1998      20.125     16.250       0.4808
                  December 31,1998        17.125     15.000       0.4808
                  March 31, 1999          16.063     13.688       0.4808
                  June 30, 1999           17.813     13.875       0.4808
                  September 30, 1999      16.500     14.688       0.4808
                  December 31, 1999       15.063     12.750       0.4808

(b)      Holders

         The number of holders of record of the Shares was 1,010 as of February 29, 2000.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 1999, 250,000 Shares were authorized of which 77,588 Shares have been issued.

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

SELECTED FINANCIAL DATA


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------------
                                                          1999            1998            1997          1996           1995
                                                          ----            ----            ----          ----           ----
OPERATING DATA (IN THOUSANDS, EXCEPT
  PER SHARE AMOUNTS):
Total revenues .....................................  $   227,010    $   184,091     $   140,138    $   117,678    $   104,248
Operating expenses .................................       62,126         44,824          29,548         27,212         22,706
Depreciation and amortization ......................       44,097         35,825          27,869         22,418         20,560
General and administrative .........................        9,417         10,011           8,286          9,371          6,409
Interest expense ...................................       64,333         48,823          42,146         29,297         26,215
Equity in income (loss) from unconsolidated entities       (4,570)        (2,388)           (661)            42
Interest income ....................................        1,534          1,883           1,032            506            649
(Loss) gain on sales of properties/outparcels ......          (12)                           155          1,506
Minority interest in operating partnership .........        2,316          2,623           3,022          3,385          3,294
Extraordinary item:
  Extinguishment of debt-prepayment fees
   and write-off of deferred financing fees ........          545            490
Net income .........................................       41,128         40,990          29,793         28,049         25,713
Preferred stock dividends ..........................       21,620         20,079           4,705            268
Net income available to common shareholders ........       19,508         20,911          25,088         27,781         25,713
Per common share data:
  Earnings per share (basic and diluted) ...........  $      0.82    $      0.88     $      1.12    $      1.27    $      1.27
  Distributions ....................................  $    1.9232    $    1.9232     $    1.9232    $    1.9232    $    1.9099

BALANCE SHEET DATA (IN THOUSANDS):
Real estate, before accumulated depreciation .......  $ 1,558,452    $ 1,428,641     $ 1,091,422    $   949,138    $   696,898
Real estate, after accumulated depreciation ........    1,374,965      1,291,412         983,811        862,717        630,199
Total assets .......................................    1,586,050      1,558,495       1,163,798        949,402        669,003
Total debt .........................................    1,032,229        994,011         591,688        575,247        324,779
Redeemable preferred shares ........................       90,000         90,000          90,000         34,000
Total shareholders' equity .........................      365,660        391,075         411,055        269,211        284,691

OTHER DATA:
Ratio of earnings to combined fixed charges and
  preferred stock dividends ........................         1.45x          1.54x           1.59x          1.81x          1.98x
Funds from operations (1) (in thousands) ...........  $    71,265    $    64,803     $    55,898    $    51,382    $    46,983
Cash provided by operating activities (in thousands)       97,120         76,796          56,406         53,918         40,972
Cash used in investing activities (in thousands) ...      (12,621)      (409,015)       (244,823)      (161,251)
Cash (used in) provided by financing activities
  (in thousands) ...................................      (84,409)       333,734         186,883        110,469          7,013
Number of properties (2) ...........................          126            125             120            113             88
Total GLA (in thousands) (3) (4) ...................       31,883         30,334          25,450         18,554         13,154
Occupancy rate % (2) (3) ...........................         94.5%          93.8%           94.0%          95.4%          95.6%



(1) Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.
(2) Number of Properties open at the end of the period including three Properties at December 31, 1997, leased or managed by the Company, in which the Company did not hold an ownership interest. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3) 1999 includes 8.6 million square feet of GLA, 1998 includes 7.1 million square feet of GLA, 1997 includes 3.4 million square feet of GLA and 1996 includes 549,000 square feet of GLA, owned by joint ventures in which the Operating Partnership has interests ranging from 20.0% to 50.0%.
(4) 1997 includes 2.5 million square feet of GLA leased or managed by the Company in which the Company did not hold an ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

        Total revenues increased 23.3%, or $42.9 million, for the year ended December 31, 1999. Of the $42.9 million increase, $38.5 million was the result of increased revenues at the Malls, $3.0 million was the result of increased revenues at the Community Centers and $1.4 million was related to other revenue increases.

Minimum rents

         Minimum rents increased 17.7%, or $23.4 million, for the year ended December 31, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           ----------------------------------------------------------------
                                                              COMMUNITY                          PERCENT
                                              MALLS            CENTERS              TOTAL          TOTAL
                                              -----            -------              -----          -----
         Same center..................       $ 2.2               $1.2              $  3.4           2.6%
         Acquisitions/Developments.....       19.9                0.1                20.0          15.1%
                                            ------              -----              ------          ----
                                             $22.1               $1.3               $23.4          17.7%
                                             =====               ====               =====          ====

Percentage rents

        Percentage rents increased $2.4 million for the year ended December 31, 1999. Of this increase, $1.8 million was earned at the Malls and primarily related to acquisitions/developments and $600,000 was earned at the Community Centers.


Tenant recoveries

         Tenant recoveries reflect a net increase of 32.9%, or $12.5 million, for the year ended December 31, 1999.

                                                            INCREASE (DOLLARS IN MILLIONS)
                                           ---------------------------------------------------------------
                                                        COMMUNITY                   PERCENT
                                              MALLS      CENTERS       TOTAL         TOTAL
                                              -----      -------       -----         -----
         Same center..................       $  0.4         $1.1       $ 1.5          3.9%
         Acquisitions/Developments....         11.0                     11.0         29.0%
                                             ------         ----       -----         ----
                                              $11.4         $1.1       $12.5         32.9%
                                              =====         ====       =====         ====


Other revenues

         The $4.7 million increase in other revenues is primarily the result of an increase of $3.4 million in temporary tenant income at the Malls, $2.2 million of which was from acquisitions/developments, increases in management fee revenue of $1.0 million and an increase of $300,000 in compactor pad rentals at the Malls.

OPERATING EXPENSES

         Total operating expenses increased 38.6%, or $17.3 million, for the year ended December 31, 1999. Recoverable operating expenses increased $14.8 million, the provision for credit losses increased $1.0 million and other operating expenses increased $1.5 million.

Recoverable expenses

         Recoverable expenses increased 35.7%, or $14.8 million for the year ended December 31, 1999.

                                                       INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------------------
                                                             COMMUNITY                         PERCENT
                                              MALLS            CENTERS             TOTAL        TOTAL
                                              -----            -------             -----        -----
         Same center..................      $  1.0               $1.0            $  2.0           4.8%
         Acquisitions/Developments...         12.8                                 12.8          30.9
                                             -----               ----            ------          ----
                                             $13.8               $1.0             $14.8          35.7%
                                             =====               ====             =====          ====


Provision for credit losses

         The provision for credit losses was approximately $2.6 million and represented 1.2% of tenant revenues for the year ended December 31, 1999, compared to 1.0% of tenant revenues for the year ended December 31, 1998.

Depreciation and amortization

         The $8.3 million increase in depreciation and amortization consists primarily of an increase of $6.5 million from Mall acquisitions, an increase of $1.8 million in the core portfolio Properties and a $1.0 million increase in corporate expense, offset with a decrease of $1.0 million from dispositions.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $9.4 million and represented 4.1% of total revenues for the year ended December 31, 1999, compared to $10.0 million and 5.4% of total revenues for the corresponding period in 1998. The decrease in expense is primarily due to a decrease in the number of corporate associates, as a result of various efficiency initiatives implemented during the year.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 31.8%, or $15.5 million, for the year ended December 31, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                           1999             1998         INC. (DEC.)
                                                           ----             ----         -----------
         Average loan balance.....................     $1,043,384          $805,927       $237,457
         Average rate.............................           7.21%             7.25%         (0.04)%

         Total interest...........................         75,228            58,430         16,798
         Less:  Capitalized interest..............         (5,823)           (6,666)           843
         Add:  Amortization of rate buydown.......                              517           (517)
         Other (1)................................         (5,072)           (3,458)        (1,614)
                                                      -----------          --------       --------
         Interest expense.........................    $    64,333          $ 48,823       $ 15,510
                                                      ===========          ========       ========

(1)      Other consists primarily of interest costs billed to joint ventures.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

        Total revenues increased 31.4%, or $44.0 million, for the year ended December 31, 1998. Of the $44.0 million increase, $41.1 million was the result of increased revenues at the Malls $2.1 million was the result of increased revenues at the Community Centers, $1.5 million was the result of decreased revenues from dispositions and $2.3 million was related to other revenue increases.

Minimum rents

         Minimum rents increased 22.3%, or $24.0 million, for the year ended December 31, 1998.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                            -------------------------------------------------------------
                                                              COMMUNITY                          PERCENT
                                              MALLS            CENTERS              TOTAL          TOTAL
                                              -----            -------              -----          -----
         Same center..................      $  1.6              $ 1.5             $  3.1             2.9%
         Acquisitions/Developments....        22.0                0.1               22.1            20.5
         Dispositions.................                           (1.2)              (1.2)           (1.1)
                                            ------            -------             ------           -----
                                           $  23.6            $   0.4             $ 24.0            22.3%
                                           =======            =======             ======            ====

Percentage rents

        Percentage rents increased $1.5 million for the year ended December 31, 1998. Percentage rents at the Malls increased $1.7 million while percentage rents at the Community Centers decreased $200,000.

Tenant recoveries

                  Tenant recoveries reflect a net increase of 56.8%, or $13.7 million, for the year ended December 31, 1998.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                            --------------------------------------------------------------
                                                             COMMUNITY                          PERCENT
                                              MALLS           CENTERS               TOTAL         TOTAL
                                              -----           -------               -----         -----
         Same center..................      $  1.4            $ 0.4               $  1.8          7.5%
         Acquisitions/Developments....        12.1                                  12.1         50.1
         Dispositions.................                        ( 0.2)                (0.2)       ( 0.8)
                                            --------         ------              -------       ------
                                             $13.5            $ 0.2                $13.7         56.8%
                                             =====            =====                =====        =====

Other revenues

         The $4.7 million increase in other revenues is primarily the result of increases in management fee revenues of $2.4 million, and an increase of $2.3 million in temporary tenant income at the Malls.

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

                                                           INCREASE (DOLLARS IN MILLIONS)
                                             ------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                              MALLS            CENTERS             TOTAL          TOTAL
                                              -----            -------             -----          -----
         Same center..................       $  2.0            $ 0.7             $  2.7           10.3%
         Acquisitions/Developments...          12.7                                12.7           48.2
         Dispositions.................                          (0.3)              (0.3)          (1.1)
                                             ---------        ------             ------          -----
                                              $14.7            $ 0.4              $15.1           57.4%
                                              =====            =====              =====           ====

Provision for credit losses

         The provision for credit losses was approximately $1.7 million and represented 1.0% of tenant revenues for the year ended December 31, 1998, compared to 1.6% of tenant revenues for the year ended December 31, 1997.

Depreciation and amortization

         The $8.0 million increase in depreciation and amortization consists primarily of an increase of $5.9 million from Mall acquisitions, an increase of $1.5 million in the core portfolio Properties and an $800,000 increase in corporate expense, offset with a decrease of $200,000 from dispositions.

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

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1998              1997                INC. (DEC.)
                                                           ----              ----                -----------
         Average loan balance.....................       $805,927          $586,916               $219,011
         Average rate.............................           7.25%             7.66%                  (0.41)%

         Total interest...........................         58,430            44,970                  13,460
         Less:  Capitalized interest..............         (6,666)           (3,053)                 (3,613)
         Add:  Amortization of rate buydown.......            517               776                    (259)
         Other (1)................................         (3,458)             (547)                 (2,911)
                                                       ----------        ----------             -----------
         Interest expense.........................       $ 48,823          $ 42,146             $     6,677
                                                         ========          ========             ===========

(1) Other consists primarily of interest costs billed to joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to pursue other projects in these areas.

         In January 1999, the Company refinanced a maturing $40.0 million mortgage note payable with a new $52.5 million mortgage note payable on Grand Central Mall which matures in February 2009 and bears interest at 7.18% per annum. The Company extinguished $16.0 million in maturing short-term notes during the first quarter and refinanced a short-term note payable of $10.0 million.

         In April 1999, the Company refinanced a $11.5 million mortgage note payable with a new $20.5 million mortgage note payable on Weberstown Mall which matures in May 2006 and bears interest at 7.43% per annum. Also in April 1999, the Company modified and increased an existing short term note payable to $21.5 million. The maturity of the $21.5 million note was extended to April 1, 2000 in conjunction with a $2.2 million principal payment on September 30, 1999. In June 1999, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility was reconfigured from $190.0 million collateralized with mortgage liens on a pool of 11 Properties to $170.0 million collateralized with first mortgage liens on three Properties, extended the term through January 31, 2001 and changed the interest rate to a range of 160 to 190 basis points over LIBOR (7.723% at December 31, 1999). Payments under the Credit Facility are guaranteed by GRT. Concurrent with the amendment to the Credit Facility, the Company closed a $24.4 million short term note payable collateralized by five Community Centers previously encumbered by the Credit Facility; three Community Centers previously encumbered by the Credit Facility remain unencumbered.

         In June 1999, the Company obtained a $90.0 million note payable of which $21.5 million, $50.0 million and $18.5 million were funded in June 1999, July 1999 and October 1999, respectively, to refinance existing mortgage maturities. The note bears interest at 8.460% per annum.

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

         At December 31, 1999, the Company's debt-to-total-market capitalization was 64.7%, compared to 61.0% at December 31, 1998. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 2000.

Net cash provided by operating activities for the twelve months ended December 31, 1999, was $97.1 million versus $76.8 million for the corresponding period of 1998. Net income adjusted for non-cash items accounted for a $10.8 million increase, while changes in operating assets and liabilities accounted for a $9.5 million increase.

         Net cash used in investing activities for the twelve months ended December 31, 1999, was $12.6 million and primarily reflects additional direct investments in real estate assets of $25.3 million and a decrease in indirect investments in real estate through investments in unconsolidated entities of $13.6 million.

         Net cash used in financing activities for the twelve months ended December 31, 1999, was $84.4 million. Cash was used to reduce outstanding borrowings on the Credit Facility by $38.0 million, to fund distributions of $68.0 million and principal payments on mortgage and notes payable of $196.6 million. Cash was provided by issuance of new mortgage and notes payable of $217.8 million.

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

Malls

         At Indian Mound Mall in Newark, Ohio, the expansion of an existing Elder-Beerman store by approximately 21,000 square feet was completed in January 1999 and increased the Mall's GLA to approximately 563,000 square feet. At Grand Central Mall in Parkersburg, West Virginia, the Company relocated County Market to a new 63,600 square-foot outparcel building which opened in March 1999. At Ashland Town Center in Ashland, Kentucky, the Company added its fourth anchor when Goody's opened in a 27,900 square-foot store in March 1999. At The Mall at Fairfield Commons in Beavercreek, Ohio, the Company completed a 75,000 square-foot Regal Cinemas on one of the Mall's outparcels, which opened in August 1999.

Community Centers

         The Company currently has community center anchor expansion projects in process at Cross Creek Plaza in Beaufort, South Carolina and Loyal Plaza in Loyalsock, Pennsylvania. Cherry Hill Plaza in Galax, Virginia, opened with its new anchor Goody's in September 1999. The total financial commitment in connection with these projects is approximately $5.0 million.

DEVELOPMENTS

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center, Polaris Towne Center in northern Columbus, Ohio. Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square-foot Kroger, opened in the fourth quarter of 1998. During 1999, seven additional anchor tenants, 16 small shop tenants, three outparcel tenants and Target opened and are occupying in excess of 468,000 square feet. Two tenants purchased land and are constructing their own stores. Target opened a 136,000 square-foot store in October 1999 and Lowe's will open in a 135,000 square-foot store in the second quarter of 2000. The space for which construction has been completed was 100.0% occupied at December 31, 1999. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. Occupancy of Jersey Gardens was 86.8% at December 31, 1999. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet in northern Columbus, Ohio. Polaris Fashion Place is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and four restaurants, which will be located across the street from Polaris Towne Center. Construction is expected to commence in 2000 with a projected opening date in the fourth quarter of 2001.

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

Capital Invested in Real Estate

         In the fourth quarter of 1999, the Company acquired an additional 10.0% ownership interest in The Great Mall of the Great Plains, giving the Company a 55.0% equity position. The Company accounted for its interest in this Property under the equity method prior to its inclusion in investment in real estate as of October 1, 1999. Investment in real estate has increased $4.8 million (net of $125.0 million related to The Great Mall of the Great Plains) since December 31, 1998 (in thousands):



NAME OF  PROPERTY/DESCRIPTION                            COST                PROJECT TYPE
---------------------------------------------------------------------------------------------
The Mall at Fairfield Commons - Regal Cinemas        $     6,958         Renovation/Expansion
Grand Central Mall                                         1,730         Renovation/Expansion
Ashland Town Center                                        1,314         Renovation/Expansion
Lloyd Center                                               1,290         Renovation/Expansion
Weberstown Mall                                            1,190         Renovation/Expansion
Indian Mound Mall                                            805         Renovation/Expansion
Georgesville Square                                          752         Renovation/Expansion
Southside Mall                                               378         Renovation/Expansion
Cherry Hill Plaza                                          1,545         Development
Lloyd Center - Sears                                      (7,023)        Sale
Georgesville Square                                       (6,378)        Sale
Torresdale Plaza                                          (4,819)        Sale
Capital Expenditures (1)                                   6,463
Various Properties - net                                     613
                                                    ------------
                                                     $     4,818
                                                     ===========


(1) Capital expenditures include tenant improvements and tenant allowances on second generation space of $4,784 and routine, recurring maintenance capital expenditures that cannot be passed through to the tenants of $1,679.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended December 31, 1999 and 1998, represent 19.3 million square feet of GLA, or 76.2% of the "same store" population.

                                                    MALL PROPERTIES                  COMMUNITY CENTERS
                                             --------------------------          ------------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE          SALES PSF    % INCREASE
     -------------                           ---------       ----------          ---------    ----------
     Anchors............................       $164.88           2.5%             $256.50          4.6%
     Stores.............................       $276.80           3.1%             $187.41          3.7%
     Total..............................       $220.22           2.8%             $247.60          4.5%

     Portfolio occupancy statistics by property type are summarized below:



                                                             OCCUPANCY (1) (2)
                                              -----------------------------------------------------------
                                            12/31/99      9/30/99      6/30/99       3/31/99     12/31/98
                                            --------      -------      -------       -------     --------
     Mall Anchors........................     98.8%        97.3%        97.5%         96.1%        96.3%
     Mall Stores.........................     84.8%        82.9%        81.9%         82.5%        84.1%
     Mall Stores Comparable 12 Months....     85.0%        82.9%        81.9%         82.5%        84.1%
     Total Mall Portfolio................     93.4%        91.9%        91.8%         90.8%        91.8%
     Community Center Anchors............     98.3%        97.5%        97.5%         98.7%        98.6%
     Community Center Stores.............     90.8%        89.1%        89.1%         89.4%        90.2%
     Total Community Centers.............     96.5%        95.5%        95.6%         96.6%        96.7%
     Single Tenant Retail Properties.....     92.2%        92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     96.1%        95.2%        95.2%         96.1%        96.3%



 (1) Occupancy statistics included in the above table are based on the total Company Portfolio which includes Properties owned by the Company and Properties held in joint ventures.

 (2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers FFO to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO and adjusted FFO for the years ending December 31, 1999, 1998 and 1997 (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                 1999          1998           1997
                                                                 ----          ----           ----
Net income available to common shareholders...............      $19,508       $20,911       $25,088
Add back (less):
     Real estate depreciation and amortization............       39,408        32,151        25,283
     GRT share of joint venture depreciation
        and amortization..................................       10,099         8,628         2,660
     (Gain) loss on sales of depreciated property.........          293                        (155)
     (Gain) loss on sales of undepreciated property.......         (281)
     GRT share of joint venture (gain) loss on sales of
        undepreciated property............................         (623)
     Extraordinary item...................................          545           490
     Minority interest in partnership.....................        2,316         2,623         3,022
                                                                -------       -------       -------
Funds from operations.....................................      $71,265       $64,803       $55,898
                                                                =======       =======       =======

Funds from operations.....................................      $71,265       $64,803       $55,898
Add back (less):
     Capital expenditures.................................       (6,463)       (7,787)       (6,858)
     Straight-line of minimum rents.......................       (2,319)       (2,114)       (1,324)
     Straight-line of ground lease expense................           46            62            67
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents.....................       (2,483)       (1,776)         (364)
                                                              ---------     ---------    ----------
Adjusted funds from operations............................      $60,046       $53,188       $47,419
                                                                =======       =======       =======

         FFO increased 10.0%, or $6.5 million for the year ended December 31, 1999. The increase was the result of improved property net operating income of $25.6 million and a decrease in general and administrative expense of $600,000, partially offset by increased interest expense of $15.9 million, an increase in non-real estate depreciation and amortization of $1.0 million, a decrease in the FFO from unconsolidated entities of $1.3 million and an increase in preferred stock dividends of $1.5 million.

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

YEAR 2000 ISSUES

         Year 2000 issues had a minimal impact on the business, operations and financial condition of the Company. All known issues have been remedied, and we continue to exercise caution as we approach certain milestone dates.

         With respect to its Year 2000 readiness on its information technology ("IT") there were no hardware related issues. All file servers, workstations and routers continue to function normally. We experienced two software related issues. One application displayed the wrong date in a non-critical field. This issue did not effect any monetary calculations, and the vendor promptly fixed it. We also came across some other date related issues with Microsoft Access databases. The Year 2000 analysis software had failed to identify this issue. This was due to the fact that the dates were stored in alphanumeric text fields. This issue has since been identified, fixed and tested across all related databases.

         With respect to its Year 2000 reliability and condition of its non-IT systems, there were a total of three non-IT related issues. One involved an obsolete time clock, which had been replaced but not removed from a Property. The other two issues involved improper year displays on electro-mechanical equipment panels. Both units continued to function properly. Both display issues have been fixed.

         The costs incurred by the Company have been less then $100,000 and the Company has not experienced any material adverse effect due to failure of any of its or its partner's systems. Our tenants did not report any failures.

         Even though the Company has successfully completed the year-end financial reporting with minimal impact, we continue to exercise caution as we approach critical dates like February 29, first quarter-end and year-end 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 1999 and 1998, approximately 62.4% and 58.3%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 7.0 years and 6.3 years, respectively, and weighted-average interest rates of approximately 7.542% and 7.455%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 8.144% and 7.589%, respectively.

         At December 31, 1999 and 1998, the fair value of the Company's debt was $841.1 million and $833.5 million, respectively, compared to its carrying amounts of $855.3 million and $831.0 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 1999 and 1998, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $3.9 million and $4.1 million, respectively, and decrease the fair value of debt by approximately $15.6 million and $10.7 million, respectively. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $3.9 million and $4.1 million, respectively, and increase the fair value of debt by approximately $16.7 million and $11.3 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule of Glimcher Realty Trust and the Report of Independent Accountants thereon are filed pursuant to this Item 8 and are included in this report in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Trustees and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS                                                       PAGE NUMBER
                  --------------------                                                       -----------
                   - Report of Independent Accountants..................................         44
                   - Glimcher Realty Trust Consolidated Balance Sheets as of
                     December 31, 1999 and 1998.........................................         45
                   - Glimcher Realty Trust Consolidated Statements of Operations
                       for the years ended December 31, 1999, 1998 and 1997.............         46
                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity ended December 31, 1999, 1998 and 1997......................         47
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 1999, 1998 and 1997.............         48
                   - Notes to Consolidated Financial Statements.........................         49

(2)      FINANCIAL STATEMENT SCHEDULES
                   - Schedule II - Valuation and Qualifying Accounts and Reserves.......         64
                   - Schedule III - Real Estate and Accumulated Depreciation............         65
                   - Notes to Schedule III..............................................         74

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

                  3.2      Bylaws, as amended. (2)

                  3.3 Amendment to the Company's Amended and Restated Declaration of Trust. (1)

                  3.4 Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.5 Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.6 Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.7 Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.8 Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

                  3.9 Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)

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

                  10.45 Form of Guaranty for each of the eight (8) individual guarantees, dated May 15, 1997, and issued by Glimcher Realty Trust and Glimcher Properties Corporation. (9)

                           a.  Huntington to the extent of $32.5 million;
                           b.  KeyBank to the extent of $32.5 million;
                           c.  Fleet to the extent of $20 million;
                           d.  Star to the extent of $20 million;
                           e.  PNC to the extent of $25 million;
                           f.  Provident to the extent of $10 million;
                           g.  National City to the extent of $20 million; and
                           h.  Bankers Trust to the extent of $30 million.

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

                  10.57 Articles Supplementary designating 40,000 Shares of Series A-1 Convertible Preferred Shares of Beneficial Interest. (13)

                  10.58 Articles Supplementary designating 56,000 Shares of Series C Convertible Preferred Shares of Beneficial Interest. (13)

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

                  10.62 Articles Supplementary designating 56,000 Shares of Series D Convertible Preferred Shares of Beneficial Interest. (14)

                  10.63 Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC. (13)

                  10.64 Promissory Note dated as of June 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifty million dollars ($50,000,000). (15)

                  10.65 Mortgage, assignment of leases and rents and security agreement to Nomura Asset Capital Corporation dated as of June 1, 1998. (15)

                  10.66 Promissory Note dated as of June 1, 1998, issued by Glimcher Northtown Venture, LLC in the amount of forty million dollars ($40,000,000). (15)

                  10.67 Mortgage, assignment of leases and rents, security agreement and fixture financing statement by Glimcher Northtown Venture, LLC to Nomura Asset Capital Corporation dated as of June 1, 1998. (15)

                  10.68 Promissory note dated as of July 15, 1998, issued by Montgomery Mall Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000). (15)

                  10.69 Mortgage and security agreement by Montgomery Mall Associates Limited Partnership to Lehman Brothers Holdings, Inc. dated as of July 15, 1998. (15)

                  10.70 Promissory note dated as of July 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifteen million dollars ($15,000,000). (15)

                  10.71 Mortgage loan assumption agreement by and among Weberstown Shopping Center, Center Properties, Weberstown Mall, LLC and Aid Association for Lutherans dated as of August 1, 1998. (15)

                  10.72 Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (15)

                  10.73 Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (15)

                  10.74 Promissory Note dated as of September 15, 1998, issued by Glimcher Lloyd Venture, LLC in the amount of one hundred thirty million dollars ($130,000,000).
                           (15)

                  10.75 Mortgage loan cooperation agreement to Goldman Sachs Mortgage Company dated as of September 15, 1998. (15)

                  10.76 Promissory Note dated as of September 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of ten million dollars ($10,000,000). (15)

                  10.77 Promissory Note dated as of October 13, 1998, issued by Glimcher Properties Limited Partnership in the amount of fourteen million dollars ($14,000,000).
                           (15)

                  10.78 Mortgage, assignment of rents and security agreement by Glimcher Development Corporation to The Huntington National Bank dated as of October 13, 1998. (15)

                  10.79 Mortgage, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)

                  10.80 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)

                  10.81 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)

                  10.82 Mortgage loan to Bankers Trust Company for Ohio property, dated as of October 30, 1998. (15)

                  10.83 Mortgage loan to Bankers Trust Company for Kansas property, dated as of October 30, 1998. (15)

                  10.84 Mortgage loan to Bankers Trust Company for New York property, dated as of October 30, 1998. (15)

                  10.85 Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000).
                           (15)

                  10.86 Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999.
                           (16)

                  10.87 Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). Deed of Trust and Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holdings Inc. dated as of April 26, 1999.
                           (16)

                  10.88 Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (17)

                  10.89 Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000). (17)

                  10.90 Term Note dated as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty two million five hundred thousand dollars ($22,500,000). (17)

                  10.91 Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)

                  10.92 Executed form of Open End Mortgage Assignment of Rents and Security Agreement for each of the two individual mortgages, dated, June 17, 1999 and issued by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)

                  10.93 A Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)

                  10.94 Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)

                  10.95 Amended and Restated Term Note as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty four million three hundred seventy five thousand dollars ($24,375,000). (17)

                  10.96 Note Consolidation and Modification Agreement as of April 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)

                  10.97 Executed form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)

                  10.98 Executed Form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)

                  10.99 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)

                  10.100 Mortgage Modification Agreement by Glimcher Development Corporation for the benefit of Lehman Brothers Holdings, Inc. dated as of April 28, 1999.
                           (17)

                  10.101 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)

                  10.102 Amended and Restated Promissory Note as of April 28, 1999 issued by Glimcher Properties Limited Partnership and Glimcher Development Corporation in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)

                  10.103 First Amendment to Second Amended and Restated Loan Agreement dated as of June 17, 1999 between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties, The Huntington National Bank ("HNB"), KeyBank National Association ("KeyBank"), Firstar, N.A. ("Firstar"), The Provident Bank ("Provident"), National City Bank ("National City"), Bankers Trust Company ("Bankers Trust"), PNC Bank National Association ("PNC"), FirstMerit Bank N.
                           A. ("FirstMerit"), and First Union National Bank ("First Union"). (17)

                  10.104 Form of Substitute Revolving Note for each of the nine individual notes, dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership and issued to the following entities in the following amounts: (17)

                           a. HNB in the amount of $30.0 million.
                           b. KeyBank in the amount of $30.0 million.
                           c. Firstar in the amount of $20.0 million.
                           d. Provident in the amount of $10.0 million.
                           e. National City in the amount of $20.0 million.
                           f. Bankers Trust in the amount of $25.0 million.
                           g. PNC in the amount of $10.0 million.
                           h. FirstMerit in the amount of $10.0 million.
                           i. First Union in the amount of $15.0 million


                  10.105 Form of Guaranty for each of the nine individual guarantees, dated as of June 17, 1999 and issued by Glimcher Realty Trust to the following entities in the following amounts: (17)

                           a. HNB to the extent of $30.0 Million.
                           b. KeyBank to the extent of $30.0 million.
                           c. Firstar to the extent of $20.0 million.
                           d. Provident to the extent of $10.0 million.
                           e. National City to the extent of $20.0 million.
                           f. Bankers Trust to the extent of $25.0 million.
                           g. PNC to the extent of $10.0 million.
                           h. First Merit to the extent of $10.0 million.
                           i. First Union to the extent of $15.0 million.

                 10.106 Executed Form of Modification of Indebtedness Secured by Open-ended Mortgage, Assignment of Rents and Security Agreement for each of the three individual mortgages, dated as of June 17, 1999 and issued by Glimcher Properties Limited Partnership. (17)

                  10.107 Security Agreement - Interest Rate Protection Contract dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders.
                           (17)

                  10.108 Mortgage, Security Agreement and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.

                  10.109 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.

                  10.110 Mortgage, Security Agreement Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.

                  10.111 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.

                  10.112 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.

                  10.113 Promissory Note dated as of June 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of ninety million dollars ($90,000,000).

                  10.114 Deed to Secure Debt and Security Agreement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of October 12, 1999.

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

         (8) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on February 5, 1997.

         (9) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on June 23, 1997.

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

         (15) Incorporated by reference to GRT's Annual Report Form 10-K for the Fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

         (16) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.

         (17) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.

(b)      REPORTS ON FORM 8-K

         During the fiscal year ended December 31, 1999, the Company filed the following Reports on Form 8-K.

         - Form 8-K dated March 12, 1999, filed March 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GLIMCHER REALTY TRUST

                           /s/ Herbert Glimcher
                           -------------------------------------
                           Herbert Glimcher

                           Chairman of the Board and Chief Executive Officer March 2, 2000
                           -------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                            DATE
---------                                           -----                            ----
/s/ Herbert Glimcher                       Chairman of the Board,               March 2, 2000
---------------------------------    Chief Executive Officer (Principal
Herbert Glimcher                     Executive Officer) and Trustee


/s/ Michael P. Glimcher                     President and Trustee               March 2, 2000
---------------------------------
Michael P. Glimcher

/s/ William G. Cornely                    Executive Vice President,
---------------------------------         Chief Operating Officer,              March 2, 2000
William G. Cornely                    Chief Financial Officer, Treasurer
                                                and Trustee

/s/ George A. Schmidt                    Executive Vice President,              March 2, 2000
---------------------------------        General Counsel, Secretary
George A. Schmidt                                and Trustee


/s/ Wayne S. Doran                        Member, Board of Trustees             March 2, 2000
---------------------------------
Wayne S. Doran

/s/ Philip G. Barach                      Member, Board of Trustees             March 2, 2000
---------------------------------
Philip G. Barach


/s/ Oliver Birckhead                      Member, Board of Trustees             March 2, 2000
---------------------------------
Oliver Birckhead


/s/ E. Gordon Gee                         Member, Board of Trustees             March 2, 2000
---------------------------------
E. Gordon Gee


/s/ David J. Glimcher                     Member, Board of Trustees             March 2, 2000
---------------------------------
David J. Glimcher


/s/ Alan R. Weiler                        Member, Board of Trustees             March 2, 2000
---------------------------------
Alan R. Weiler


/s/ Harvey Weinberg                       Member, Board of Trustees             March 2, 2000
---------------------------------
Harvey Weinberg

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 (a) (1) on page 36 present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 (a) (2) on page 36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


Columbus, Ohio
February 9, 2000

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                          ASSETS

                                                                                         DECEMBER 31,
                                                                              ------------------------------
                                                                                  1999                1998
                                                                                  ----                ----
Investment in real estate:
   Land ................................................................      $   182,559       $   171,266
   Buildings, improvements and equipment ...............................        1,358,901         1,240,121
   Developments in progress:
    Land ...............................................................            8,221             6,183
    Developments .......................................................            8,771            11,071
                                                                              -----------       -----------
                                                                                1,558,452         1,428,641
   Less accumulated depreciation .......................................          183,487           137,229
                                                                              -----------       -----------
    Net investment in real estate ......................................        1,374,965         1,291,412
Cash and cash equivalents ..............................................            9,039             8,949
Cash in escrow .........................................................           24,553            11,327
Investment in unconsolidated entities ..................................          121,777           200,205
Tenant accounts receivable, net ........................................           37,167            29,050
Deferred expenses, net .................................................           12,173            10,742
Prepaid and other assets ...............................................            6,376             6,810
                                                                              -----------       -----------
                                                                              $ 1,586,050       $ 1,558,495
                                                                              ===========       ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .................................................      $   907,229       $   830,795
Notes payable ..........................................................          125,000           163,000
Accounts payable and accrued expenses ..................................           45,180            32,143
Distributions payable ..................................................           23,018            18,126
                                                                              -----------       -----------
                                                                                1,100,427         1,044,064
Commitments and contingencies

Minority interest in partnership .......................................           29,963            33,356

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred
     shares of beneficial interest, $0.01 par value,
     90,000 shares issued and outstanding as of
     December 31, 1999 and 1998, respectively ..........................           90,000            90,000

Shareholders' equity:
   Series B cumulative preferred shares of beneficial
     interest, $0.01 par value, 5,118,000 shares
     issued and outstanding ............................................          127,950           127,950
   Common shares of beneficial interest, $0.01 par value, 23,764,879 and
     23,711,098 shares issued and outstanding as of December 31,
     1999 and 1998, respectively .......................................              238               237
  Additional paid-in capital ...........................................          353,856           353,117
  Distributions in excess of accumulated earnings ......................         (116,384)          (90,229)
                                                                              -----------       -----------
                                                                              $ 1,586,050       $ 1,558,495
                                                                              ===========       ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                           1999             1998           1997
                                                           ----             ----           ----
Revenues:
     Minimum rents ...............................      $ 155,272       $ 131,918       $ 107,895
     Percentage rents ............................          7,356           4,989           3,499
     Tenant recoveries ...........................         50,392          37,928          24,186
     Other .......................................         13,990           9,256           4,558
                                                        ---------       ---------       ---------
       Total revenues ............................        227,010         184,091         140,138
                                                        ---------       ---------       ---------

Operating expenses:
     Real estate taxes ...........................         21,032          16,662          10,868
     Recoverable operating expenses ..............         35,324          24,866          15,515
                                                        ---------       ---------       ---------
                                                           56,356          41,528          26,383
    Other operating expenses .....................          5,770           3,296           3,165
                                                        ---------       ---------       ---------
       Total operating expenses ..................         62,126          44,824          29,548
                                                        ---------       ---------       ---------

       Property net operating income .............        164,884         139,267         110,590

Depreciation and amortization ....................         44,097          35,825          27,869
General and administrative .......................          9,417          10,011           8,286
(Loss) gain on sales of properties/outparcels ....            (12)            155
Interest income ..................................          1,534           1,883           1,032
Interest expense .................................         64,333          48,823          42,146
Equity in income (loss) of unconsolidated entities         (4,570)         (2,388)           (661)
Minority interest in operating partnership .......          2,316           2,623           3,022
                                                        ---------       ---------       ---------
Income before extraordinary item .................         41,673          41,480          29,793
Extraordinary item:
    Extinguishment of debt prepayment fees and
      write-off of deferred financing fees .......            545             490
                                                        ---------       ---------       ---------
       Net income ................................         41,128          40,990          29,793
Preferred stock dividends ........................         21,620          20,079           4,705
                                                        ---------       ---------       ---------
       Net income available to common shareholders      $  19,508       $  20,911       $  25,088
                                                        =========       =========       =========

Earnings per share before extraordinary item
  (basic and diluted) ............................      $    0.84       $    0.90       $    1.12
Extraordinary item ...............................           0.02            0.02
                                                        ---------       ---------       ---------
Earnings per share (basic and diluted) ...........      $    0.82       $    0.88       $    1.12
                                                        =========       =========       =========

Cash distributions declared per common share of
 beneficial interest .............................      $  1.9232       $  1.9232       $  1.9232
                                                        =========       =========       =========



       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998, and 1997
           (dollars in thousands, except share and per share amounts)


                                                                                      COMMON SHARES OF
                                               SERIES A-1 AND D      SERIES B        BENEFICIAL INTEREST  ADDITIONAL
                                                  CONVERTIBLE       CUMULATIVE       -------------------   PAID-IN
                                                PREFERRED SHARES PREFERRED SHARES    SHARES      AMOUNT    CAPITAL
                                                 ------------     ------------    ----------    -----    -----------

Balance, December 31, 1996 ...................    $     34,000                     21,888,931     $219    $  316,673
                                                  ------------                     ----------    -----   -----------

 Distributions declared, $1.9232 per share ...
 Proceeds from Distribution Reinvestment
    and Share Purchase Plan ..................                                         11,211                    232

 Other issuance of shares ....................                                         19,818                    342
 Proceeds from Series B public offering ......                   $    127,950                                 (4,878)
 Net proceeds from public offering ...........                                      1,750,000       18        37,828
 Preferred equity ............................          56,000
 Preferred stock dividends declared ..........
 Net income ..................................
 Transfer to minority interest in partnership                                                                 (1,764)
                                                  ------------  ------------       ----------    -----   -----------
Balance, December 31, 1997 ...................          90,000        127,950      23,669,960      237       348,433
                                                  ------------  ------------       ----------    -----   -----------

 Distributions declared, $1.9232 per share ..
  Proceeds from Distribution Reinvestment
   and Share Purchase Plan ...................                                         19,103                    275
 Other issuance of shares ....................                                         16,921                    209
 OP unit conversion ..........................                                          5,114                     16
 Additional OP units issued ..................                                                                 4,235
 Preferred stock dividends declared ..........
 Net income ..................................
 Transfer to minority interest in partnership                                                                    (51)
                                                  ------------  ------------       ----------    -----   -----------
Balance, December 31, 1998 ...................          90,000       127,950      23,711,098       237       353,117
                                                  ------------  ------------       ----------    -----   -----------



 Distributions declared, $1.9232 per share ...
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan ...................                                         31,875        1           501
 401(k) Shares issued ........................                                         14,728                    229
 OP unit conversion ..........................                                          7,178                    115
 Preferred stock dividends declared ..........
 Net income ..................................
 Transfer to minority interest in partnership
------------------------------------------------------------------------------------------------------------------------------------
          (106)
                                                  ------------  ------------       ----------    -----   -----------
Balance, December 31, 1999 ...................    $     90,000  $    127,950       23,764,879    $ 238   $   353,856
                                                  ============  ============       ==========    =====   ===========




                                                   DISTRIBUTIONS
                                                   IN EXCESS OF
                                                    ACCUMULATED
                                                     EARNINGS       TOTAL
                                                     --------     ---------

Balance, December 31, 1996 ...................     $ (47,681)     $303,211
                                                   ---------      --------

 Distributions declared, $1.9232 per share ...       (42,972)      (42,972)
 Proceeds from Distribution Reinvestment
    and Share Purchase Plan ..................
                                                                       232
 Other issuance of shares ....................                         342
 Proceeds from Series B public offering ......                     123,072
 Net proceeds from public offering ...........                      37,846
 Preferred equity ............................                      56,000
 Preferred stock dividends declared ..........        (4,705)       (4,705)
 Net income ..................................        29,793        29,793
 Transfer to minority interest in partnership                       (1,764)
                                                   ---------      --------
Balance, December 31, 1997 ...................       (65,565)      501,055
                                                   ---------      --------

  Distributions declared, $1.9232 per share ..       (45,575)      (45,575)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan ...................                         275
 Other issuance of shares ....................                         209
 OP unit conversion ..........................                          16
 Additional OP units issued ..................                       4,235
 Preferred stock dividends declared ..........       (20,079)      (20,079)
 Net income ..................................        40,990        40,990
 Transfer to minority interest in partnership                          (51)
                                                   ---------      --------
Balance, December 31, 1998 ...................       (90,229)      481,075
                                                   ---------      --------



 Distributions declared, $1.9232 per share ...       (45,663)      (45,663)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan ...................                         502
 401(k) Shares issued ........................                         229
 OP unit conversion ..........................                         115
 Preferred stock dividends declared ..........       (21,620)      (21,620)
 Net income ..................................        41,128        41,128
 Transfer to minority interest in partnership                         (106)
                                                   ---------      --------
Balance, December 31, 1999 ...................     $(116,384)     $455,660
                                                   =========      ========




   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1999            1998           1997
                                                                          ----            ----           ----
Cash flows from operating activities:
 Net income...................................................         $  41,128        $40,990         $29,793
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for doubtful accounts..........................             2,635          1,670           2,242
     Depreciation and amortization............................            44,097         35,825          27,869
     Equity in (income) loss of unconsolidated entities.......             4,570          2,388             661
     Other non-cash expenses..................................                              537             776
     Minority interest in partnership.........................             2,316          2,623           3,022
     Loss (gains) on sales of properties/outparcels...........                12                           (155)
     Extraordinary loss on long term debt extinguishment......               545            490
 Net changes in operating assets and liabilities:
     Tenant accounts receivable, net..........................            (6,746)        (7,217)         (4,759)
     Deferred expenses, prepaid and other assets..............               433         (2,723)          1,065
     Accounts payable and accrued expenses....................             8,130          2,213          (4,108)
                                                                      ----------    -----------     -----------

        Net cash provided by operating activities.............            97,120         76,796          56,406
                                                                      ----------    -----------     -----------

Cash flows from investing activities:
 Additions to investment in real estate.......................           (25,334)       (32,634)        (26,909)
 Acquisition of properties....................................                         (296,393)       (122,579)
 Proceeds from (investment in) unconsolidated entities........            13,570        (75,581)        (77,505)
 Proceeds from sales of properties/outparcels.................            17,890                            253
 (Payments to) withdrawals from cash in escrow................           (13,121)           379          (1,875)
 Additions to deferred expenses, prepaid and other assets.....            (5,626)        (4,786)        (16,208)
                                                                      ----------    -----------     -----------

        Net cash used in investing activities.................           (12,621)      (409,015)       (244,823)
                                                                      ----------    -----------     -----------

Cash flows from financing activities:
 (Payments to) proceeds from revolving line of credit, net....           (38,000)        73,000         (13,000)
 Proceeds from issuance of mortgages and notes payable........           217,825        390,006          76,538
 Principal payments on mortgage and notes payable.............          (196,641)       (62,422)        (43,497)
 Net proceeds from issuance of shares.........................               501            484          38,418
 Net proceeds from issuance of redeemable preferred shares...                                           179,072
 Cash distributions...........................................           (68,094)       (67,334)        (50,648)
                                                                      ----------    -----------     -----------

        Net cash (used in) provided by financing activities...           (84,409)       333,734         186,883
                                                                      ----------    -----------     -----------

Net change in cash and cash equivalents.......................                90          1,515          (1,534)

Cash and cash equivalents, at beginning of period.............             8,949          7,434           8,968
                                                                      ----------    -----------     -----------

Cash and cash equivalents, at end of period...................        $    9,039    $     8,949     $     7,434
                                                                      ==========    ===========     ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Malls") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 1999, the Company, managed and leased a total of 126 Properties, 116 of which were wholly owned and 10 of which were partially owned in joint ventures, consisting of 22 Malls and 104 Community Centers. Glimcher Properties Limited Partnership (the "Operating Partnership") also holds substantially all of the economic interest in Glimcher Development Corporation ("GDC"), a non-qualified REIT subsidiary which provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.9% owned by GRT at December 31, 1999 and December 31, 1998), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC), one Colorado limited liability company ("Olathe Mall LLC") and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated.

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

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 1999 and 1998, cash and cash equivalents primarily consisted of overnight purchases of debt securities and mortgage pass-through securities. The carrying amounts approximate fair value.

Cash in Escrow

         Cash in escrow consists primarily of cash held for real estate taxes, insurance and Property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized on a straight-line basis over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $7,320 and $11,927 as of December 31, 1999 and 1998, respectively.

Derivative Financial Instruments

         Gains and losses related to interest rate swaps, caps, collars and floors are recognized as an adjustment to interest expense over the life of the agreement. Any premiums paid are recorded as assets and amortized over the life of the underlying derivative agreement.

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases which approximate a straight-line basis. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $2,606, $3,995 and $5,030 as of December 31, 1999, 1998 and 1997, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Costs                                        Year Ended December 31,
                                                  ------------------------------
                                                     1999        1998      1997
                                                  --------   --------   --------
   Interest capitalized........................   $  5,823   $  6,666   $  3,053
   Interest expense............................     64,333     48,306     41,370
   Amortization of interest rate buydown.......                   517        776
                                                  --------   --------   --------
   Total interest costs........................   $ 70,156   $ 55,489   $ 45,199
                                                  ========   ========   ========

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $278, $79 and $269 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $1,794, $3,390 and $5,991 were accrued for real estate improvements and other assets as of December 31, 1999, 1998 and 1997, respectively.

         GRT, through the Operating Partnership, acquired four Malls during the year ended December 31, 1998. The purchase price included cash of $296,393 and the assumption of net liabilities of $27,539. GRT, through the Operating Partnership, acquired one Mall during the year ended December 31, 1997. The purchase price included cash of $122,579 and the assumption of net liabilities of $606.

         Share distributions of $11,425, $11,400 and $11,381 and Operating Partnership distributions of $1,426, $1,429 and $1,252 had been declared but not paid as of December 31, 1999, 1998 and 1997, respectively. Series A-1 convertible preferred share distributions of $950, $883 and $734 had been declared but not paid as of December 31, 1999, 1998 and 1997, respectively. Series D convertible preferred share distributions of $6,259, $1,454 and $355 had been declared but not paid as of December 31, 1999, 1998 and 1997, respectively. Series B cumulative preferred share distributions of $2,959, $2,959 and $357 had been declared but not paid as of December 31, 1999, 1998 and 1997, respectively.

         Amounts paid for interest were $73,880, $56,503 and $44,935 in 1999, 1998 and 1997, respectively. Amounts paid for state and local income taxes were $895, $1,017 and $878 in 1999, 1998 and 1997, respectively.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1999 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 1999 AND 1998 CONSIST OF THE FOLLOWING:

                                         Carrying Amount of                           Payment  Payment at     Maturity
           Description                  Mortgage Notes Payable      Interest Rate      Terms    Maturity        Date
                                        1999          1998         1999        1998
-----------------------------------------------------------------------------------------------------------------------
Glimcher Holdings L.P............    $ 25,000      $  25,000      6.935%      6.935%     (a)     $25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan A..                     40,000                  6.995%
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P.............      73,052         76,000      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Grand Central L.P................      52,105                     7.180%                 (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      57,656         58,214      6.890%      6.890%     (b)        (c)        (c)
University Mall L.P..............      69,910         70,695      7.090%      7.090%     (b)       (d)         (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)      40,000    Aug. 30, 2001
Montgomery Mall Associates, L.P..      47,133         47,602      6.740%      6.740%     (b)        (e)        (e)
Weberstown Mall, LLC ............      20,407         11,520      7.430%      8.800%     (b)      19,151    May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000  Oct. 11, 2001
Great Plains MetroMall, LLC......      54,892                       (g)                  (b)      54,461   July 1, 2000
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      89,420                       (h)                  (b)      63,013   July 1, 2009
    Other Mortgage Notes.........      60,458        101,709        (i)         (i)      (b)      51,902       (j)
    Other Bridge Facilities......      43,725         89,000        (k)        (k)       (a)      43,725       (l)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (m)               Nov. 1, 2028
    Construction Loans...........      34,471         32,055        (n)         (n)   (a), (b)                 (o)
                                    ---------      ---------
Total Mortgage Notes Payable.....   $ 907,229      $ 830,795
                                    =========      =========

(a)      The loan requires monthly payments of interest only.
(b)      The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (7.720% at December 31, 1999 and 6.790% at December 31, 1998).
(g)      Interest rate of LIBOR plus 250 basis points (7.938% at December 31,
         1999).
(h)      Interest rate of LIBOR plus 210 basis points (8.179% at December 31,
         1999); (converted to fixed rate of 8.460% effective March 1, 2000).
(i)      Interest rates ranging from 7.875% to 9.125%.
(j)      Final maturity dates ranging from March 2000 to April 2016.
(k) Interest rates of LIBOR plus 200-275 basis points (8.500% -9.227% at December 31, 1999 and 7.147% - 11.375% at December 31, 1998).
(l)      Final maturity dates ranging from April to June 2000.
(m)      The loan requires semi-annual payments of interest.
(n) Interest rates ranging from 8.376% to 8.476% at December 31, 1999 and 7.626% at December 31, 1998.
(o)      Final maturity dates ranging from April 2000 to February 2001.

         All mortgage notes payable are collateralized by certain Properties owned by the respective partnerships with net book value of $1,217,603 and $1,145,078 at December 31, 1999 and 1998, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 1999, are as follows:
2000-$260,060; 2001-$206,899; 2002-$55,716; 2003-$46,150; 2004-$6,569;
thereafter-$334,783.

4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170,000, extends the term through January 31, 2001, is collateralized with first mortgage liens on three Properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (7.723% at December 31, 1999 and 6.813% at December 31, 1998). Payments due under the Credit Facility are guaranteed by GRT and the Operating Partnership. During 1999 and 1998, the weighted-average interest rate was 7.112% and 7.241%, respectively.

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

         At December 31, 1999, the balance outstanding on the Credit Facility was $125,000. In addition, $1,350 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 1999, the unused balance of the Credit Facility available to the Company was $43,650.

5.       SERIES A-1, B, D AND E PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares or one or more series of preferred shares of beneficial interest.

         On November 27, 1996, the Company sold 34,000 of its Series A convertible preferred shares. On November 7, 1997, the Series A preferred shares were exchanged for Series A-1 preferred shares (the "A-1 Preferred Shares") having substantially the same terms. Distributions on the A-1 Preferred Shares are paid quarterly based upon 90-day LIBOR plus a spread based on leverage (10.929% at December 31, 1999 and 10.163% at December 31, 1998). The Company may redeem the A-1 Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in November 2001, the A-1 Preferred Shares are convertible into the number of shares obtained by dividing the liquidation preference by the conversion price per share. The conversion price per share is the product of (i) the average market price per share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%. In the event of default, an additional distribution of $40.00 per share per annum shall accrue on each A-1 Preferred Share. Additionally, the holders of a majority of the A-1 Preferred Shares shall have the exclusive right, voting separately as a class together with the holders of other shares of convertible preferred shares to elect two additional trustees for one-year terms until such time as the default no longer exists and shall also have the right to commence conversion.

         On December 5, 1997, the Company sold 56,000 shares of its Series C convertible preferred shares. On June 4, 1998, the Series C convertible preferred shares were converted to Series D convertible preferred shares (the "D Preferred Shares") having substantially the same terms. Terms of the D Preferred Shares are substantially the same as the A-1 Preferred Shares except that the D Preferred Shares are convertible beginning in December 2002.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the "Plan") pursuant to which a distribution will be made of one preferred share purchase right (a "Right") for each outstanding common share. The distribution was made on March 22, 1999, to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the "Preferred Shares"), at a price of $55.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire, beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an "Acquiring Person"). Alternatively each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the right to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to manage interest rate risks associated with long-term, floating rate debt. In August 1998, the Company entered into a three-year interest rate swap agreement which fixed LIBOR at 5.662% per annum on a notional amount of $40,000. In September 1998, the Company also entered into a three-year interest rate protection agreement on $130,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 7.750% per annum. In June 1999, the Company also entered into a one and a half-year interest rate protection agreement on $170,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 8.000% per annum. The Company is exposed to credit loss in the event of non-performance by the obligors. However, the Company does not anticipate non-performance by the obligors.

7.       RENTALS UNDER OPERATING LEASES

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2025. The minimum future base rentals under non-cancelable operating leases as of December 31, 1999 are as follows:
                 2000............................     $   152,221
                 2001............................         141,920
                 2002............................         131,146
                 2003............................         115,615
                 2004............................          99,927
                 Thereafter......................         499,042
                                                       ----------
                                                       $1,139,871
                                                       ==========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,319, $2,115 and $1,324 for the years ended December 31, 1999, 1998 and 1997, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In 1999, 1998 and 1997, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

8.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 33.33% interest in Johnson City Venture, LLC, a 40.00% interest in Dayton Mall Venture, LLC, a 40.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC and a 20.00% interest in Eastland Mall, LLC.

         The share of net income (loss) for the period January 1, 1998 to September 30, 1999, and the balance sheet at December 31, 1998, include the Company's 45.00% interest in Great Plains MetroMall, LLC. Effective October 1, 1999, the Company acquired an additional 10.00% interest and Great Plains MetroMall, LLC is included in the consolidated financial statements from that date.

         The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS
                                                             December 31,
                                                      -------------------------
                                                         1999             1998
                                                      ----------     -----------
Assets:
     Investment properties at cost, net...............$  635,834      $  675,993
     Other assets.....................................    58,901          41,701
                                                      ----------      ----------
                                                      $  694,735      $  717,694
                                                      ==========      ==========
Liabilities and Members' Equity:
     Mortgage note payable............................$  458,211      $  401,927
     Accounts payable and accrued expenses............    62,996         113,837
                                                         521,207         515,764
     Members' equity..................................   173,528         201,930
                                                      ----------      ----------
                                                      $  694,735      $  717,694
                                                      ==========      ==========
Operating Partnership's Share of:
     Members' equity..................................$  103,592      $  136,645
                                                      ==========      ==========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
     INVESTMENT IN UNCONSOLIDATED ENTITIES:

     Members' equity..................................$  103,592      $  136,645
     Advances and additional costs....................    18,185          63,560
                                                      ----------      ----------
     Investment in unconsolidated entities............$  121,777      $  200,205
                                                      ==========      ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS                         FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                          1999            1998
                                                          ----            ----

Total revenues........................................$ 100,689       $  85,162
Operating expenses....................................  (47,528)        (37,002)
                                                      ----------      ----------
Net operating income..................................   53,161          48,160
Depreciation and amortization.........................  (17,871)        (14,784)
Other expenses  ......................................   (4,727)         (6,158)
Gain (loss) on sales of properties/outparcels.........      623
Interest expense, net.................................  (29,716)        (25,064)
                                                      ----------      ----------
Net income (loss).....................................$   1,470       $   2,154
                                                      ==========      ==========
Operating Partnership's share of net income (loss)....$  (4,570)      $  (2,388)
                                                      ==========      ==========

9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed GDC, an unconsolidated non-qualified REIT subsidiary which is owned by the Operating Partnership, Herbert Glimcher and Michael P. Glimcher. The Operating Partnership holds 95.0% of the ownership interest; the Glimchers hold 100.0% of the voting interest and 5.0% of the ownership interest. GDC provides development, construction, leasing and legal services for a fee, to the Company, to joint ventures in which the Company has an ownership interest and to third parties. In 1999, 1998 and 1997, GDC recognized fee income of $6,759, $8,893 and $1,293, respectively, for services provided to these joint ventures.

         During 1999, the Company acquired expansion land adjacent to a Mall from a partnership in which the Glimchers hold an equity for approximately $5,000. Approximately $4,900 is included in accounts payable at December 31, 1999, related to this transaction.

         The Company reimbursed The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI") $1 and $47 in 1999, $2 and $36 in 1998 and $11 and $179 in
1997, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI; GDC and the Company's joint ventures reimbursed the same two companies $10 and $526 in 1999, $5 and $1,032 in 1998 and $25 and $907 in 1997, respectively.

         Effective January 1994, the Company engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 1999, 1998 and 1997 were approximately $169, $179 and $137, respectively.

         Certain of the Properties also have tenants in which officers of GRT hold a financial interest. Annual base minimum rents and tenant accounts receivable from these tenants are as follows:
                                                      YEAR  ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1999        1998       1997
                                                   ----        ----       ----
      Minimum rents................................$350        $506       $559
      Tenant accounts receivable (payable)......... 137         162         (9)

10.      COMMITMENTS

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, 10 of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $2 to

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$60 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 1999 are as follows:

                                     Office Lease       Ground Leases
         2000..................   $       809      $         237
         2001..................           809                239
         2002..................           622                192
         2003..................           489                162
         2004..................           122                156
         Thereafter............                            7,278
                                  -----------      -------------
                                  $     2,851      $       8,264
                                  ===========      =============

         Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 1999, 1998 and 1997 were $809, $707 and $612, respectively. Ground lease expenses for the years ended December 31, 1999, 1998 and 1997 were $226, $258 and $256, respectively.

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

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and payment of interest on the senior portion of the construction facility to a maximum of $30,000 until the Property achieves a coverage ratio of 1.25.

         As of December 31, 1999 and 1998, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

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

         The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25 the Company recognizes no compensation expense related to options, as no options are granted at a price below the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1999     1998      1997
                                                       ----     ----      ----
    Net income available to common shareholders:
       As reported.................................  $19,508   $20,911   $25,088
       Pro forma...................................   19,244    20,640    24,961

    Earnings per share (basic and diluted):
       As reported.................................  $  0.82   $  0.88   $  1.12
       Pro forma...................................     0.81      0.87      1.12

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 4.75% to 6.73%, expected average lives of five years, annual dividend rates of $1.9232 and volatility of 14%.

         A summary of the status of the Company's three option plans at December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                                                              1997                   1998                  1999
                                                            WEIGHTED-             WEIGHTED-              WEIGHTED-
                                                             AVERAGE               AVERAGE                AVERAGE
                                                            EXERCISE               EXERCISE               EXERCISE
                                                OPTIONS       PRICE      OPTIONS     PRICE      OPTIONS    PRICE
                                                -------       -----      -------     -----      -------    -----
TRUSTEE PLAN:
------------
Outstanding at beginning of year............   242,000      $18.732      576,500     $18.707     691,500   $19.585
Granted.....................................   371,000       18.750      115,000      20.500     409,000    15.000
Exercised...................................    (1,500)      18.750
Forfeited...................................   (35,000)      19.320
                                               -------                   -------               ---------
Outstanding at end of year..................   576,500       18.707      691,500      19.585   1,100,500    17.881
                                               ========                  =======               =========

EMPLOYEE PLAN:
--------------
Outstanding at beginning of year............   284,550      $18.456      360,372     $18.993     537,649   $19.636
Granted.....................................   141,500       19.606      270,500      20.520     591,500    14.991
Exercised...................................   (18,128)      17.069      (16,921)     17.645
Forfeited...................................   (47,550)      18.337      (76,302)     20.175     (82,984)   17.362
                                               -------                   -------               ---------
Outstanding at end of year..................    360,372      18.993      537,649      19.636   1,046,165    17.190
                                               ========                  =======               =========

Options exercisable at year-end under
  the Trustee Plan..........................   144,800                   314,867                 521,166
Options exercisable at year-end under
  the Employee Plan.........................   136,386                   177,483                 317,998
Weighted-average fair value of options
  granted during the year...................   $0.8384                  $ 0.8067              $   0.1604

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes information regarding the options outstanding at December 31, 1999 under the Company's plans:

                                   OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     --------------------------------------------------      -------------------------------------
                                             WEIGHTED-        WEIGHTED-
                        NUMBER                AVERAGE          AVERAGE             NUMBER              WEIGHTED-
     RANGE OF        OUTSTANDING AT          REMAINING        EXERCISE         EXERCISABLE AT           AVERAGE
  EXERCISE PRICES   DECEMBER 31, 1999    CONTRACTUAL LIFE       PRICE       DECEMBER 31,1999        EXERCISE PRICE
  ---------------   -----------------    ----------------       -----       ----------------        --------------

   TRUSTEE PLAN:
      $20.250            102,000                4.1            $20.250            102,000              $20.250
       20.250              2,000                5.2             20.250              2,000               20.250
       17.000            103,000                6.2             17.000            103,000               17.000
18.750 - 20.750          369,500                7.4             19.833            247,833               19.833
       20.500            115,000                8.4             20.500             48,333               20.500
       15.000            409,000                9.2             15.000             18,000               15.000
                       ---------                                                  -------
15.000 - 21.500        1,100,500                7.8             17.881            521,166               19.251
                       =========                                                  =======
EMPLOYEE PLAN:
      $20.250             68,900                4.1            $20.250             68,900              $20.250
16.250 - 19.750           81,265                6.3             17.075             81,265               17.075
18.750 - 21.875          109,000                7.4             19.288             74,333               19.288
20.500 - 22.250          234,500                8.4             20.534             81,500               20.534
14.563 - 15.000          552,500                9.2             14.991             12,000               15.000
                       ---------                                                  -------
14.250 - 22.250        1,046,165                8.3             17.190            317,998               19.088
                       =========                                                  =======

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

         All but 15,000 options granted under the plans in 1998 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 15,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

         All but 30,000 options granted under the plans in 1999 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 30,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.      EMPLOYEE BENEFIT PLAN - 401(K) PLAN

         In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company matching will be in the form of GRT shares. The Company contributed $229, $127 and $109 to the plan in 1999, 1998 and 1997, respectively.


13.       DISTRIBUTIONS

         For the years ended December 31, 1999, 1998 and 1997, approximately 35.9%, 54.8% and 30.6%, respectively, of the distributions received by common shareholders were considered to be a return of capital for tax purposes. Also, 1.3% of each quarterly distribution declared in 1999 was designated and considered to be long-term capital gain for tax purposes and 0.2% of each quarterly distribution declared in 1999 was considered to be unrecaptured Code
Section 1250 gain for tax purposes.

14.      EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                           1999                          1998                        1997
                                ------------------------------ -------------------------- --------------------------
                                                       PER                         PER                       PER
                                  INCOME    SHARES    SHARE     INCOME   SHARES   SHARE    INCOME   SHARES  SHARE
                                  ------    ------    -----     ------   ------   -----    ------   ------  -----
BASIC EPS
Income available to
  common stockholders..........    $19,508    23,741  $ 0.82    $20,911    23,694  $0.88    $25,088 22,321    $1.12

EFFECT OF DILUTIVE SECURITIES
Operating partnership units....      2,316     2,967              2,623     2,969             3,022  2,604
Options........................                   15                           31                       71

DILUTED EPS
Income available plus
                                   -------    ------   -----    -------    ------  -----    ------- ------    -----
  assumed conversions..........    $21,824    26,723   $0.82    $23,534    26,694  $0.88    $28,110 24,996    $1.12
                                   =======    ======   =====    =======    ======  =====    ======= ======    =====

The A-1 and D Preferred Shares include certain conversion features that could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented. Additionally, options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 6.00% to 9.00% per annum at December 31, 1999 and 6.00% to 11.38% per annum at December 31,
1998), the fair value of GRT's mortgage notes payable is estimated at $841,095 and $833,487 at December 31, 1999 and 1998, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on quotes from the market makers of these instruments and represent the estimated amounts that GRT would expect to receive or pay to terminate such agreements. Because the Company hedges only with instruments that have high correlations with the underlying transaction, changes in derivatives fair value are expected to be offset by changes in pricing. At December 31, 1999 and 1998, the total notional amounts hedged were $340,000 and $170,000, respectively. The fair values and carrying amounts of the interest rate protection agreements were $781 and $145 at December 31, 1999 and ($572) and $129 at December 31, 1998,
respectively. The fair value of the interest rate protection agreements were determined by third parties.

16.      PROPERTY ACQUISITIONS
                                                                         NET
                                              AMOUNT                 LIABILITIES
ACQUISITION          PROPERTY NAME          ALLOCATED TO               AND DEBT
      DATE           AND LOCATION         ASSETS ACQUIRED     CASH      ASSUMED
--------------------------------------------------------------------------------

ACQUISTIONS - 1998

June 1998        Northtown Mall -
                    Blaine, Minnesota.......$  55,131    $   54,961   $     170

July 1998        Montgomery Mall -
                    Montgomery, Alabama.....   71,023        70,602         421

August 1998      Weberstown Mall -
                     Stockton, California...   24,586                    24,586

September 1998   Lloyd Center -
                    Portland, Oregon........  173,192       170,830       2,362
                                             --------     ---------     --------
Total....................................... $323,932     $ 296,393     $27,539
                                             ========     =========     ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.      SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders, as summarized in the table below:

                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                               ---------------------------------------------------------
                                                                  Community
                                                   Malls          Centers        Corporate       Total
                                               ---------         ---------       ---------   -----------
         Total revenues....................    $ 145,190         $  81,820        $          $   227,010
         Total operating expenses..........       47,162            14,963                        62,125
                                               ---------         ---------       ---------   -----------
         Property net operating income.....    $  98,028         $  66,857        $          $   164,885
                                               =========         =========       =========   ===========
         Net investment in real estate.....    $ 848,603         $ 522,206        $  4,156   $ 1,374,965
                                               =========         =========       =========   ===========

                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                               ---------------------------------------------------------
                                                                  COMMUNITY
                                                   MALLS          CENTERS        CORPORATE       TOTAL
                                               ---------         ---------       ---------   -----------
         Total revenues....................     $105,249         $  78,842        $          $   184,091
         Total operating expenses..........       31,247            13,577                        44,824
                                               ---------         ---------       ---------   -----------
         Property net operating income.....    $  74,002         $  65,265$                  $   139,267
                                               =========         =========       =========   ===========
         Net investment in real estate.....     $744,177          $543,813        $3,422      $1,291,412
                                               =========         =========       =========   ===========

                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                               ---------------------------------------------------------
                                                                  COMMUNITY
                                                   MALLS          CENTERS        CORPORATE       TOTAL
                                               ---------         ---------       ---------   -----------
         Total revenues....................    $  61,801         $  78,337        $          $   140,138
         Total operating expenses..........       16,099            13,449                        29,548
                                               ---------         ---------       ---------   -----------
         Property net operating income.....    $  45,702         $  64,888       $           $   110,590
                                               =========         =========       =========   ===========
         Net investment in real estate.....     $422,996          $557,831        $2,984     $   983,811
                                               =========         =========       =========   ===========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1999                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues ........................................            $54,086     $53,259     $54,343     $65,322
Income before minority interest in partnership and
  extraordinary item..........................................      11,084      10,193      13,710      9,002
Extraordinary item............................................                     295         250
Preferred stock dividends.....................................       5,366       5,132       5,521      5,601
Net income available to common shareholders...................       5,091       4,315       7,068      3,034
Earnings per share before extraordinary item
  (basic and diluted).........................................        0.21        0.19        0.31       0.13
Earnings per share (basic and diluted)........................        0.21        0.18        0.30       0.13
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1998                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues ........................................            $39,664     $40,190     $46,502     $57,735
Income before minority interest in partnership and
  extraordinary item..........................................      10,879      10,305      10,650     12,269
Extraordinary item............................................                                 490
Preferred stock dividends.....................................       4,908       4,894       4,982      5,295
Net income available to common shareholders...................       5,304       4,808       4,600      6,199
Earnings per share before extraordinary item
  (basic and diluted).........................................        0.22        0.20        0.21       0.26
Earnings per share (basic and diluted)........................        0.22        0.20        0.19       0.26
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

         Net income for the third quarter of 1999 includes net gains on sale of assets of $2,203 ($0.09 per share) and the fourth quarter of 1999 includes net losses from the sale of assets of $2,215 ($0.09 per share).

                             GLIMCHER REALTY TRUST

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             for the years ended December 31, 1999, 1998, and 1997
                             (DOLLARS IN THOUSANDS)

                                   BALANCE AT
                                    BEGINNING   CHARGED              BALANCE AT
                                     OF YEAR   TO EXPENSE DEDUCTIONS END OF YEAR
                                     -------   ---------- ---------- -----------

Year ended December 31, 1999-
   Allowance for doubtful accounts    $3,995      $2,635    $4,024    $2,606

Year ended December 31, 1998-
   Allowance for doubtful accounts    $5,030      $1,670    $2,705    $3,995

Year ended December 31, 1997-
   Allowance for doubtful accounts    $4,463      $2,242    $1,675    $5,030

                             GLIMCHER REALTY TRUST

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                                            COSTS CAPITALIZED
                                                                                                                SUBSEQUENT
                                                                            INITIAL COST                     TO ACQUISITION
                                                                     ----------------------------       ---------------------------

                                                                                    BUILDINGS AND
       DESCRIPTION AND LOCATION                                                     IMPROVEMENTS
              OF PROPERTY                  ENCUMBRANCES [d]           LAND               [a]                    IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------------
MALLS
Ashland Town Center
     Ashland, KY                                 [g]                 $  3,866         $   21,454                $     6,928
Grand Central Mall
     Parkersburg/Vienna, WV                      [g]                    3,960             41,136                     28,123
 Great Mall of the Great Plains
     Olathe, KS                                                        15,297             94,805                      7,333
Indian Mound Mall
     Newark/Heath, OH                            [f]                      892             19,497                      9,469
Lloyd Center Mall
     Portland, OR                                    130,000                                                        162,956
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH                      [f]                    5,438            102,914                     18,936
Montgomery Mall
     Montgomery, AL                              [n]                                                                 70,927
Morgantown Mall
     Morgantown, WV                              [i]                    1,273             40,484                      2,738
New Towne Mall
     New Philadelphia, OH                        [f]                    1,190             23,475                      6,764
Northtown Mall
     Blaine, MN                                       40,000                                                         55,100
River Valley Mall
     Lancaster, OH                               [g]                      875             26,910                     13,725
Southside Mall
     Oneonta, NY                                 [g]                    1,194             10,643                      1,764
University Mall
     Tampa, FL                                        70,695           13,314            108,230                      1,558
Weberstown Mall
     Stockton, CA                              [l], [m]                                                              29,051






                                                      GROSS AMOUNTS
                                                        AT WHICH
                                                        CARRIED AT
                                                     CLOSE OF PERIOD
                                          -------------------------------------
                                                                                                           DATE
                                                      BUILDINGS AND                                   CONSTRUCTION
       DESCRIPTION AND LOCATION                       IMPROVEMENTS        TOTAL         ACCUMULATED        WAS           DATE
              OF PROPERTY                LAND [b]          [c]           [b] [c]       DEPRECIATION     COMPLETED      ACQUIRED
----------------------------------------------------------------------------------------------------------------------------------
MALLS
Ashland Town Center
     Ashland, KY                        $ 4,144       $   28,104      $  32,248        $   7,041            1989
Grand Central Mall
     Parkersburg/Vienna, WV               3,961           69,258         73,219            9,510                          1993
 Great Mall of the Great Plains
     Olathe, KS                          15,646          101,789        117,435           13,270            1997
Indian Mound Mall
     Newark/Heath, OH                       802           29,056         29,858            8,342            1986
Lloyd Center Mall
     Portland, OR                        47,737          115,219        162,956            3,734                          1998
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH               5,438          121,850        127,288           21,775            1993
Montgomery Mall
     Montgomery, AL                      10,382           60,545         70,927            2,547                           1998
Morgantown Mall
     Morgantown, WV                       1,249           43,246         44,495           13,379            1990
New Towne Mall
     New Philadelphia, OH                 1,248           30,181         31,429            8,915            1988
Northtown Mall
     Blaine, MN                          13,264           41,836         55,100            1,700                           1998
River Valley Mall
     Lancaster, OH                        1,001           40,509         41,510           12,805            1987
Southside Mall
     Oneonta, NY                          1,194           12,407         13,601            1,788                           1994
University Mall
     Tampa, FL                           13,314          109,788        123,102            6,450                           1997
Weberstown Mall
     Stockton, CA                         3,298           25,753         29,051            1,776                           1998





                                      LIFE UPON WHICH
                                      DEPRECIATION IN
                                     LATEST STATEMENT
       DESCRIPTION AND LOCATION        OF OPERATIONS
              OF PROPERTY              IS COMPUTED
-------------------------------------------------------
MALLS
Ashland Town Center
     Ashland, KY                             [e]
Grand Central Mall
     Parkersburg/Vienna, WV                  [e]
 Great Mall of the Great Plains
     Olathe, KS                              [e]
Indian Mound Mall
     Newark/Heath, OH                        [e]
Lloyd Center Mall
     Portland, OR
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH                  [e]
Montgomery Mall
     Montgomery, AL
Morgantown Mall
     Morgantown, WV                          [e]
New Towne Mall
     New Philadelphia, OH                    [e]
Northtown Mall
     Blaine, MN
River Valley Mall
     Lancaster, OH                           [e]
Southside Mall
     Oneonta, NY                             [e]
University Mall
     Tampa, FL
Weberstown Mall
     Stockton, CA

                             GLIMCHER REALTY TRUST

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                                            COSTS CAPITALIZED
                                                                                                                SUBSEQUENT
                                                                             INITIAL COST                     TO ACQUISITION
                                                                    -----------------------------      -----------------------------

                                                                                    BUILDINGS AND
       DESCRIPTION AND LOCATION                                                     IMPROVEMENTS
              OF PROPERTY                  ENCUMBRANCES [d]           LAND               [a]                    IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------------
COMMUNITY CENTERS
Arnold Plaza
     Arnold, MO                              [g]                     $ 527            $ 4,965                    $ 190
Artesian Square
     Martinsville, IN                      $ 5,268                     760              6,791                      192
Ashland Plaza
     Ashland, KY                             [g]                       312              1,633                      462
Audubon Village
     Henderson, KY                           4,063                     606              5,453                        7
Aviation Plaza
     Oshkosh, WI                             6,592                     914              8,227                       61
Ayden Plaza
     Ayden, NC                               [g]                       138              1,243
Barren River Plaza
     Glasgow, KY                             7,894                   1,215             10,932
Bollweevil Shopping Center
     Enterprise, AL                          [g]                       215              1,916                        4
Buckhannon Plaza
     Tennerton, WV                           [g]                       269              2,464
Cambridge Plaza
     Cambridge, OH                           [g]                       195                691                      376
Canal Place Plaza
     Rome, NY                                [h]                       420              6,264                      138
Cherry Hill Plaza
     Galax, VA
Chillicothe Plaza
     Chillicothe, OH                         [g]                        78                410                      196
Clarksville Plaza
     Clarksville, IN                         [f]                       127                621                      470



                                                   GROSS AMOUNTS
                                                     AT WHICH
                                                    CARRIED AT
                                                  CLOSE OF PERIOD
                                     -----------------------------------------                            DATE
                                                      BUILDINGS AND                                   CONSTRUCTION
       DESCRIPTION AND LOCATION                       IMPROVEMENTS        TOTAL         ACCUMULATED        WAS           DATE
              OF PROPERTY                LAND [b]          [c]           [b] [c]       DEPRECIATION     COMPLETED      ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------------
 COMMUNITY CENTERS
 Arnold Plaza
      Arnold, MO                     $ 527              $ 5,155             $5,682        $753                         1994
 Artesian Square
      Martinsville, IN                 944                6,799              7,743         544                         1996
 Ashland Plaza
      Ashland, KY                      312                2,095              2,407       1,075             1968
 Audubon Village
      Henderson, KY                    606                5,460              6,066         436                         1996
 Aviation Plaza
      Oshkosh, WI                      914                8,288              9,202         660                         1996
 Ayden Plaza
      Ayden, NC                        138                1,243              1,381         184                         1994
 Barren River Plaza
      Glasgow, KY                    1,215               10,932             12,147         865                         1996
 Bollweevil Shopping Center
      Enterprise, AL                   216                1,919              2,135         285                         1994
 Buckhannon Plaza
      Tennerton, WV                    269                2,464              2,733         362                         1994
 Cambridge Plaza
      Cambridge, OH                    195                1,067              1,262         693             1965
 Canal Place Plaza
      Rome, NY                         420                6,402              6,822         948             1994
 Cherry Hill Plaza
      Galax, VA                        158                1,037              1,195           7
 Chillicothe Plaza
      Chillicothe, OH                   78                  606                684         220             1964
 Clarksville Plaza
      Clarksville, IN                  127                1,091              1,218         345             1968




                                        LIFE UPON WHICH
                                        DEPRECIATION IN
                                        LATEST STATEMENT
          DESCRIPTION AND LOCATION      OF OPERATIONS
                 OF PROPERTY            IS COMPUTED
-------------------------------------------------------
 COMMUNITY CENTERS
 Arnold Plaza
      Arnold, MO                        [e]
 Artesian Square
      Martinsville, IN                  [e]
 Ashland Plaza
      Ashland, KY                       [e]
 Audubon Village
      Henderson, KY                     [e]
 Aviation Plaza
      Oshkosh, WI                       [e]
 Ayden Plaza
      Ayden, NC                         [e]
 Barren River Plaza
      Glasgow, KY                       [e]
 Bollweevil Shopping Center
      Enterprise, AL                    [e]
 Buckhannon Plaza
      Tennerton, WV                     [e]
 Cambridge Plaza
      Cambridge, OH                     [e]
 Canal Place Plaza
      Rome, NY                          [e]
 Cherry Hill Plaza
      Galax, VA
 Chillicothe Plaza
      Chillicothe, OH                   [e]
 Clarksville Plaza
      Clarksville, IN                   [e]

                             GLIMCHER REALTY TRUST

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                                            COSTS CAPITALIZED
                                                                                                                SUBSEQUENT
                                                                        INITIAL COST                          TO ACQUISITION
                                                                -----------------------------          -----------------------------

                                                                                BUILDINGS AND
       DESCRIPTION AND LOCATION                                                 IMPROVEMENTS
              OF PROPERTY                  ENCUMBRANCES [d]       LAND               [a]                 IMPROVEMENTS
------------------------------------------------------------------------------------------------------------------------------------
College Plaza
     Bluefield, VA                         [j]                  $ 1,072           $ 9,650
Corry Plaza
     Corry, PA                             [g]                      265             2,472                   184
Cross Creek Plaza
     Beaufort, SC                          [j]                    1,317            11,854                 1,596
Crossing Meadows
     Onalaska, WI                                 9,147           1,334            12,006                   (15)
Crossroads Centre
      Knoxville, TN                               6,424             883             7,944                    16
Cumberland Crossing
      Jacksboro, TN                               5,006             729             6,562                     5
Cypress Bay Village
     Morehead City, NC                     [j]                    1,121            10,089                    88
Dallas Plaza
     Balch Springs, TX                     [g]                      262             2,326                    19
Daytona Plaza
     Daytona Beach, FL                     [g]                      420             3,807                   125
Delaware Community Plaza
     Delaware, OH                                7,980            1,250            11,118                    10
East Pointe Plaza
     Columbia, SC                               10,936            1,255            11,294
East Pointe Plaza
     Marysville, OH                        [f]                      453             4,112                 3,478
Franklin Square
     Spartanburg, SC                       [j]                      977             8,789                   114
Georgesville Square
     Columbus, OH                               22,512                                                   17,833
Grand Union
     Chatham, NY                           [k]                      227             2,042





                                                     GROSS AMOUNTS
                                                        AT WHICH
                                                       CARRIED AT
                                                     CLOSE OF PERIOD
                                        ----------------------------------------
                                                      BUILDINGS AND                                  DATE CONSTRUCTION
       DESCRIPTION AND LOCATION                       IMPROVEMENTS        TOTAL         ACCUMULATED         WAS           DATE
              OF PROPERTY                LAND [b]          [c]           [b] [c]       DEPRECIATION      COMPLETED      ACQUIRED
----------------------------------------------------------------------------------------------------------------------------------
College Plaza
     Bluefield, VA                      $1,072          $ 9,650           $ 10,722        $ 764                          1996
Corry Plaza
     Corry, PA                             265            2,656              2,921          398                          1994
Cross Creek Plaza
     Beaufort, SC                        1,317           13,450             14,767        1,038                          1996
Crossing Meadows
     Onalaska, WI                        1,326           11,999             13,325          969                          1996
Crossroads Centre
      Knoxville, TN                        883            7,960              8,843          631                          1996
Cumberland Crossing
      Jacksboro, TN                        729            6,567              7,296          522                          1996
Cypress Bay Village
     Morehead City, NC                   1,121           10,177             11,298          831                          1996
Dallas Plaza
     Balch Springs, TX                     262            2,345              2,607          356                          1994
Daytona Plaza
     Daytona Beach, FL                     420            3,932              4,352          569                          1994
Delaware Community Plaza
     Delaware, OH                        1,250           11,128             12,378        1,094                          1996
East Pointe Plaza
     Columbia, SC                        1,255           11,294             12,549          894                          1996
East Pointe Plaza
     Marysville, OH                        427            7,616              8,043        1,401                          1992
Franklin Square
     Spartanburg, SC                       971            8,909              9,880          696                          1996
Georgesville Square
     Columbus, OH                        2,478           15,354             17,832        1,207               1996
Grand Union
     Chatham, NY                           227            2,042              2,269          281                          1994




                                       LIFE UPON WHICH
                                       DEPRECIATION IN
                                       LATEST STATEMENT
       DESCRIPTION AND LOCATION        OF OPERATIONS
              OF PROPERTY              IS COMPUTED
-------------------------------------------------------
College Plaza
     Bluefield, VA                           [e]
Corry Plaza
     Corry, PA                               [e]
Cross Creek Plaza
     Beaufort, SC                            [e]
Crossing Meadows
     Onalaska, WI                            [e]
Crossroads Centre
      Knoxville, TN                          [e]
Cumberland Crossing
      Jacksboro, TN                          [e]
Cypress Bay Village
     Morehead City, NC                       [e]
Dallas Plaza
     Balch Springs, TX                       [e]
Daytona Plaza
     Daytona Beach, FL                       [e]
Delaware Community Plaza
     Delaware, OH                            [e]
East Pointe Plaza
     Columbia, SC                            [e]
East Pointe Plaza
     Marysville, OH                          [e]
Franklin Square
     Spartanburg, SC                         [e]
Georgesville Square
     Columbus, OH
Grand Union
     Chatham, NY                             [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     COSTS CAPITALIZED  GROSS AMOUNTS AT
                                                                                         SUBSEQUENT     WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION   CLOSE OF PERIOD
                                                       ----------------------------    --------------   --------------
                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS      LAND [b]
-------------------------------------------------------------------------------------------------------------------
Grand Union Plaza
     South Glens Falls, NY                [k]          $ 507           $ 4,566                          $  507
Gratiot Center
     Saginaw, MI                          [h]          1,196            10,778              12           1,196
Hills Plaza East
     Erie, PA                             [g]            241             2,240             271             241
Hocking Valley Mall
     Lancaster, OH                        [g]            606             5,550             101             606
Horizon Park
     Longmont, CO                         [g]            219             1,908              40             219
Hunter's Ridge Shopping Center
     Gahanna, OH                          [h]            850             7,713             269             850
Huntington Plaza
     Huntington, WV                                      175               525             150             175
Indian Mound Plaza
     Heath, OH                                            22               384              40              22
Kmart
     Alliance, NE                         [g]            175             1,567               6             175
Kmart
     Bloomington, IN                      [g]            298             2,689                             298
Kmart
     Clifton Heights, PA                  [g]            277             2,491             122             277
Kmart
     Fairhaven, MA                        [g]            221             1,995                             221
Kmart
     Feasterville, PA                     [g]            244             2,204                             244
Kmart
     Langhorne, PA                        [g]            314             2,936                             314
Kmart
     Leechburg, PA                        [g]            261             2,338              12             261



                                        GROSS AMOUNTS AT WHICH
                                     CARRIED AT CLOSE OF PERIOD
                                  --------------------------------
                                                                                                                  LIFE UPON WHICH
                                                                                            DATE                  DEPRECIATION IN
                                     BUILDINGS AND                                      CONSTRUCTION              LATEST STATEMENT
       DESCRIPTION AND LOCATION      IMPROVEMENTS      TOTAL         ACCUMULATED           WAS         DATE        OF OPERATIONS
              OF PROPERTY                  [c]         [b] [c]       DEPRECIATION        COMPLETED    ACQUIRED      IS COMPUTED
--------------------------------------------------------------------------------------------------------------------------------
Grand Union Plaza
     South Glens Falls, NY              $ 4,566        $ 5,073          $  637                          1994            [e]
Gratiot Center
     Saginaw, MI                         10,790         11,986           1,505                          1994            [e]
Hills Plaza East
     Erie, PA                             2,511          2,752             345                          1994            [e]
Hocking Valley Mall
     Lancaster, OH                        5,651          6,257             847                          1994            [e]
Horizon Park
     Longmont, CO                         1,948          2,167             279                          1994            [e]
Hunter's Ridge Shopping Center
     Gahanna, OH                          7,982          8,832           1,057                          1994            [e]
Huntington Plaza
     Huntington, WV                         675            850             216               1966                       [e]
Indian Mound Plaza
     Heath, OH                              424            446             118                          1988            [e]
Kmart
     Alliance, NE                         1,573          1,748             232                          1994            [e]
Kmart
     Bloomington, IN                      2,689          2,987             394                          1994            [e]
Kmart
     Clifton Heights, PA                  2,613          2,890             376                          1994            [e]
Kmart
     Fairhaven, MA                        1,995          2,216             294                          1994            [e]
Kmart
     Feasterville, PA                     2,204          2,448             325                          1994            [e]
Kmart
     Langhorne, PA                        2,936          3,250             431                          1994            [e]
Kmart
     Leechburg, PA                        2,350          2,611             347                          1994            [e]



                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED   GROSS AMOUNTS AT
                                                                                         SUBSEQUENT     WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION   CLOSE OF PERIOD
                                                       ----------------------------    --------------  ----------------

                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS     LAND [b]
---------------------------------------------------------------------------------------------------------------------
Kmart
     Norfolk, VA                          [g]          $ 188           $ 1,662            $ 49           $ 188
Kmart
     Seekonk, MA                          [g]            244             2,182            (876)
Kmart
     Puyallup, WA                         [g]            426             3,870              34             426
Kmart
     Yakima, WA                           [g]            256             2,305                             256
Knox Village Square
     Mount Vernon, OH                     [g]            865             8,479             207             865
Lexington Parkway Plaza
     Lexington, NC                      $ 7,181        1,003             9,029             630           1,602
Liberty Plaza
     Morristown, TN                       [g]            369             3,312                             369
Linden Corners
     Buffalo, NY                          [g]            414             3,726                             415
Logan Place
     Russellville, KY                     2,190          367             3,307              20             367
Lowe's
     Altoona, PA                          [h]          1,452             4,877               2           1,452
Lowe's
     Columbus, OH                         [h]          1,330             4,569              18           1,330
Lowe's
     Marion, OH                           [g]            626             2,454               1             626
Lowe's
     Wooster, OH                          [g]            500             2,515              37             520
Loyal Plaza
     Loyalsock, PA                        [g]          1,718            15,513             498           1,718
Marion Towne Center
     Marion, SC                           5,590          754             6,787              17             754





                                    Gross Amounts at Which
                                 Carried at Close of Period
                               -------------------------------
                                                                                                                 LIFE UPON WHICH
                                                                                          DATE                   DEPRECIATION IN
                                  BUILDINGS AND                                       CONSTRUCTION               LATEST STATEMENT
    DESCRIPTION AND LOCATION      IMPROVEMENTS      TOTAL            ACCUMULATED           WAS         DATE       OF OPERATIONS
           OF PROPERTY                [c]          [b] [c]           DEPRECIATION       COMPLETED     ACQUIRED      IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Kmart
     Norfolk, VA                    $ 1,711        $ 1,899                247                          1994            [e]
Kmart
     Seekonk, MA                      1,550          1,550                                             1994            [e]
Kmart
     Puyallup, WA                     3,904          4,330             $  591                          1994            [e]
Kmart
     Yakima, WA                       2,305          2,561                341                          1994            [e]
Knox Village Square
     Mount Vernon, OH                 8,686          9,551              1,600               1992                       [e]
Lexington Parkway Plaza
     Lexington, NC                    9,060         10,662                724                          1996            [e]
Liberty Plaza
     Morristown, TN                   3,312          3,681                490                          1994            [e]
Linden Corners
     Buffalo, NY                      3,725          4,140                550                          1994            [e]
Logan Place
     Russellville, KY                 3,327          3,694                266                          1996            [e]
Lowe's
     Altoona, PA                      4,879          6,331                619               1994                       [e]
Lowe's
     Columbus, OH                     4,587          5,917                573               1994                       [e]
Lowe's
     Marion, OH                       2,455          3,081                397               1993                       [e]
Lowe's
     Wooster, OH                      2,532          3,052                408               1993                       [e]
Loyal Plaza
     Loyalsock, PA                   16,011         17,729              2,413                          1994            [e]
Marion Towne Center
     Marion, SC                       6,804          7,558                543                          1996            [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED   GROSS AMOUNTS AT
                                                                                         SUBSEQUENT      WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION    CLOSE OF PERIOD
                                                       ----------------------------    --------------    --------------

                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS       LAND [b]
------------------------------------------------------------------------------------------------------------------------
Meadowview Square
     Kent, OH                           $ 9,542                                        $ 9,478           $ 403
Middletown Plaza
     Middletown, OH                                      127             1,159             173             127
Mill Run
     Columbus, OH                         [h]          2,711             6,935              68           2,711
Monroe Shopping Center
     Madisonville, TN                     [g]            375             3,522              72             375
Morgantown Commons
     Morgantown, WV                       [i]            175             7,549          11,200             358
Morgantown Plaza
     Star City, WV                        [k]            305             1,137             704             305
Morningside Plaza
     Dade City, FL                        [g]            487             4,300              79             487
Mount Vernon Plaza
     Mount Vernon, OH                     [k]             58               431             864              58
New Boston Mall
     Portsmouth, OH                       [g]            537             4,906             179             537
Newberry Square Shopping Center
     Newberry, SC                         [h]            594             5,355               5             594
Newport Plaza II
     Newport, KY                          [g]            462             4,176             204             462
North Horner Shopping Center
     Sanford, NC                          [g]            206             1,875              72             206
Northtowne Square
     Chattanooga, TN                      [g]            390             3,516              66             390
Ohio River
     Gallipolis, OH                       [f]            502             6,373             104             461
Pea Ridge Shopping Center
     Huntington, WV                       [g]            687             6,160             267             687





                                      GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                                --------------------------------
                                                                                                                   LIFE UPON WHICH
                                                                                             DATE                  DEPECIATION IN
                                   BUILDINGS AND                                         CONSTRUCTION              LATEST STATEMENT
       DESCRIPTION AND LOCATION    IMPROVEMENTS      TOTAL            ACCUMULATED           WAS         DATE        OF OPERATIONS
              OF PROPERTY                [c]         [b] [c]           DEPRECIATION        COMPLETED    ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------
Meadowview Square
     Kent, OH                         $ 9,075        $ 9,478                695
Middletown Plaza
     Middletown, OH                     1,332          1,459                305                          1972            [e]
Mill Run
     Columbus, OH                       7,003          9,714                869               1995                       [e]
Monroe Shopping Center
     Madisonville, TN                   3,594          3,969                520                          1994            [e]
Morgantown Commons
     Morgantown, WV                    18,566         18,924              2,832               1991                       [e]
Morgantown Plaza
     Star City, WV                      1,841          2,146                840               1967                       [e]
Morningside Plaza
     Dade City, FL                      4,379          4,866                696                          1994            [e]
Mount Vernon Plaza
     Mount Vernon, OH                   1,295          1,353                827               1963                       [e]
New Boston Mall
     Portsmouth, OH                     5,085          5,622                751                          1994            [e]
Newberry Square Shopping Center
     Newberry, SC                       5,360          5,954                709                          1994            [e]
Newport Plaza II
     Newport, KY                        4,380          4,842                625                          1994            [e]
North Horner Shopping Center
     Sanford, NC                        1,947          2,153                277                          1994            [e]
Northtowne Square
     Chattanooga, TN                    3,582          3,972                535                          1994            [e]
Ohio River
     Gallipolis, OH                     6,518          6,979              1,632               1989                       [e]
Pea Ridge Shopping Center
     Huntington, WV                     6,427          7,114              1,004                          1994            [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     COSTS CAPITALIZED  GROSS AMOUNTS
                                                                                         SUBSEQUENT    WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION  CLOSE OF PERIOD
                                                       ----------------------------    --------------  --------------
                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS     LAND [b]
----------------------------------------------------------------------------------------------------------------------------
Perdido Point Plaza
     Pensacola, FL                        [g]        $   329           $ 2,957                         $   329
Plaza Vista Mall
     Sierra Vista, AZ                     [f]          1,531             6,436           3,585           1,395
Prestonsburg Village Center
     Prestonsburg, KY                     [h]            663             6,002             193             663
Rend Lake Shopping Center
     Benton, IL                           [g]            462             4,175              73             462
Rhea County Shopping Center
     Dayton, TN                           [g]            395             3,524              31             395
River Edge Plaza
     Sevierville, TN                      [g]            553             5,054              56             553
River Valley Plaza
     Lancaster, OH                        [g]            320             5,035             668             304
Roane County Plaza
     Rockwood, TN                       $ 4,883          630             5,669                             630
Scott Town Plaza
     Bloomsburg, PA                       [g]            188             1,730              65             188
Shady Springs Plaza
     Beaver, WV                           [g]            455             4,094             116             455
Sidney Shopping Center                                        .
     Sidney, NY                           [k]            518             4,656                             518
Southside Plaza
     Sanford, NC                          [j]            960             8,644                             960
Springfield Commons West
     Springfield, OH                    [h], [l]         859             8,707           2,886           1,137
Steamboat Bend
     Hannibal, MO                         [f]            100             1,649             395             100





                                          GROSS AMOUNTS AT WHICH
                                       CARRIED AT CLOSE OF PERIOD
                                  ----------------------------------
                                                                                                                  LIFE UPON WHICH
                                                                                            DATE                  DEPECIATION IN
                                       BUILDINGS AND                                    CONSTRUCTION              LATEST STATEMENT
       DESCRIPTION AND LOCATION        IMPROVEMENTS      TOTAL       ACCUMULATED           WAS         DATE        OF OPERATIONS
              OF PROPERTY                    [c]         [b] [c]      DEPRECIATION        COMPLETED    ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------
Perdido Point Plaza
     Pensacola, FL                        $ 2,957        $ 3,286       $   437                          1994            [e]
Plaza Vista Mall
     Sierra Vista, AZ                      10,157         11,552         2,355               1988                       [e]
Prestonsburg Village Center
     Prestonsburg, KY                       6,195          6,858           798                          1994            [e]
Rend Lake Shopping Center
     Benton, IL                             4,248          4,710           618                          1994            [e]
Rhea County Shopping Center
     Dayton, TN                             3,555          3,950           523                          1994            [e]
River Edge Plaza
     Sevierville, TN                        5,110          5,663           745                          1994            [e]
River Valley Plaza
     Lancaster, OH                          5,719          6,023         1,403               1988                       [e]
Roane County Plaza
     Rockwood, TN                           5,669          6,299           449                          1996            [e]
Scott Town Plaza
     Bloomsburg, PA                         1,795          1,983           293                          1994            [e]
Shady Springs Plaza
     Beaver, WV                             4,210          4,665           629                          1994            [e]
Sidney Shopping Center
     Sidney, NY                             4,656          5,174           640                          1994            [e]
Southside Plaza
     Sanford, NC                            8,644          9,604           684                          1996            [e]
Springfield Commons West
     Springfield, OH                       11,315         12,452         1,167               1995                       [e]
Steamboat Bend
     Hannibal, MO                           2,044          2,144           512                          1988            [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     COSTS CAPITALIZED  GROSS AMOUNTS AT
                                                                                         SUBSEQUENT     WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION   CLOSE OF PERIOD
                                                       ----------------------------    --------------   ---------------

                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS     LAND [b]
------------------------------------------------------------------------------------------------------------------
Stewart Plaza
     Mansfield, OH                        [f]         $  563           $ 1,867          $ (149)          $ 263
Sunbury Plaza
     Sunbury, PA                          [g]            448             4,074             195             448
Sycamore Square
     Ashland City, TN                     [j]            334             3,010              50             334
Target Plaza
     Heath, OH                            [l]            171                17                             171
Twin County Plaza
     Galax, VA                            [l]            575             5,199              42             575
Village Plaza
     Augusta, GA                        $ 18,556       2,194            19,747             104           2,194
Village Plaza
     Manhattan, KS                        [k]            100             1,481             258             100
Village Square
     Kutztown, PA                         [g]            225             2,013              66             224
Vincennes
     Vincennes, IN                        [g]            208             1,875             136             208
Walgreens
     Louisville, KY                       [g]            128             1,141              27             128
Walgreens
     New Albany, IN                       [g]            123             1,093              28             123
Walmart Plaza
     Springfield, OH                      [h]            875             7,952             363             875
Walnut Cove
     Walnut Cove, NC                      [g]            209             1,855              89             209
Walterboro Plaza
     Walterboro, SC                       [j]            629             5,660             106             731
Westpark Plaza
     Carbondale, IL                       [g]            432             3,881              58             432





                                    GROSS AMOUNTS AT WHICH
                                 CARRIED AT CLOSE OF PERIOD
                               -------------------------------
                                                                                                                 LIFE UPON WHICH
                                                                                           DATE                  DEPRECIATION IN
                                 BUILDINGS AND                                         CONSTRUCTION              LATEST STATEMENT
       DESCRIPTION AND LOCATION  IMPROVEMENTS      TOTAL            ACCUMULATED           WAS         DATE        OF OPERATIONS
              OF PROPERTY              [c]         [b] [c]           DEPRECIATION        COMPLETED    ACQUIRED      IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------
Stewart Plaza
     Mansfield, OH                  $ 2,018        $ 2,281            $ 1,010               1979                       [e]
Sunbury Plaza
     Sunbury, PA                      4,269          4,717                649                          1994            [e]
Sycamore Square
     Ashland City, TN                 3,060          3,394                242                          1996            [e]
Target Plaza
     Heath, OH                           17            188                  2               1995                       [e]
Twin County Plaza
     Galax, VA                        5,241          5,816                570                          1995            [e]
Village Plaza
     Augusta, GA                     19,851         22,045              1,582                          1996            [e]
Village Plaza
     Manhattan, KS                    1,739          1,839                558                          1988            [e]
Village Square
     Kutztown, PA                     2,080          2,304                302                          1994            [e]
Vincennes
     Vincennes, IN                    2,011          2,219                286                          1994            [e]
Walgreens
     Louisville, KY                   1,168          1,296                171                          1994            [e]
Walgreens
     New Albany, IN                   1,121          1,244                164                          1994            [e]
Walmart Plaza
     Springfield, OH                  8,315          9,190                959               1995                       [e]
Walnut Cove
     Walnut Cove, NC                  1,943          2,152                293                          1994            [e]
Walterboro Plaza
     Walterboro, SC                   5,664          6,395                450                          1996            [e]
Westpark Plaza
     Carbondale, IL                   3,939          4,371                588                          1994            [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                     COSTS CAPITALIZED  GROSS AMOUNTS AT
                                                                                         SUBSEQUENT     WHICH CARRIED AT
                                                              INITIAL COST             TO ACQUISITION   CLOSE OF PERIOD
                                                       ----------------------------    --------------   --------------
                                                                     BUILDINGS AND
       DESCRIPTION AND LOCATION                                      IMPROVEMENTS
              OF PROPERTY        ENCUMBRANCES [d]      LAND               [a]           IMPROVEMENTS      LAND [b]
---------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS
Glimcher Properties Limited
     Partnership                                                          $ 1,780           $ 2,433
                                                    --------            ---------         ---------     --------

                                                     103,551              958,065           477,990      182,559
                                                    --------            ---------         ---------     --------
DEVELOPMENTS IN PROGRESS
Cherry Hill Plaza
     Galax, VA                                                                                               215
Georgesville Square
     Columbus, OH                                                                                          2,862
Great Mall of the Great Plains
     Olathe, KS                                                                                            3,440
Meadowview Square
     Kent, OH                                                                                              1,701
Other Developments                                                                                             3
                                                    --------            ---------         ---------     --------
                                                                                                           8,221
                                                    --------            ---------         ---------     --------
Total                                               $103,551            $ 958,065         $ 477,990     $190,780
                                                    ========            =========         =========     ========






                                         GROSS AMOUNTS AT WHICH
                                      CARRIED AT CLOSE OF PERIOD
                                 --------------------------------
                                                                                                                LIFE UPON WHICH
                                                                                          DATE                  DEPRECIATION IN
                                    BUILDINGS AND                                     CONSTRUCTION              LATEST STATEMENT
       DESCRIPTION AND LOCATION     IMPROVEMENTS       TOTAL            ACCUMULATED       WAS         DATE        OF OPERATIONS
              OF PROPERTY                 [c]          [b] [c]          DEPRECIATION    COMPLETED    ACQUIRED      IS COMPUTED
------------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS
Glimcher Properties Limited
     Partnership                      $     4,874     $    4,874          $   2,066      1994                         [e]
                                      -----------     ----------          ---------

                                        1,358,901      1,541,460            183,487
                                      -----------     ----------          ---------
DEVELOPMENTS IN PROGRESS
Cherry Hill Plaza
     Galax, VA                                536            751
Georgesville Square
     Columbus, OH                             201          3,063
Great Mall of the Great Plains
     Olathe, KS                             3,187          6,627
Meadowview Square
     Kent, OH                                   5          1,706
Other Developments                          4,842          4,845                  7
                                      -----------     ----------          ---------
                                            8,771         16,992                  7
                                      -----------     ----------          ---------
Total                                 $ 1,367,672     $1,558,452          $ 183,494
                                      ===========     ==========          =========



                              GLIMCHER REALTY TRUST
                              NOTES TO SCHEDULE III
                             (dollars in thousands)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 1999 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 1999.

         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $1,566,989.

         (c)                   RECONCILIATION OF REAL ESTATE

                                                                                 Year Ended December 31,
                                                                        -----------------------------------------
                                                                           1999             1998         1997
                                                                           ----             ----         ----
Balance at beginning of year......................................      $1,428,641     $1,091,422   $   949,138
  Additions:
      Improvements................................................          21,708         27,725        29,375
      Acquisitions................................................         124,994        322,284       121,254
Deductions........................................................         (16,897)       (12,790)       (8,345)
                                                                        ----------     ----------    ----------
Balance at close of year..........................................      $1,558,452     $1,428,641    $1,091,422
                                                                        ==========     ==========    ==========

                           RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                                   Year Ended December 31,
                                                                        ----------------------------------------
                                                                           1999            1998          1997
                                                                           ----            ----          ----
Balance at beginning of year......................................     $   137,229    $   107,611  $     86,421
  Depreciation expense............................................          51,336         32,090        25,150
  Deductions......................................................          (5,078)        (2,472)       (3,960)
                                                                        ----------     ----------    ----------
Balance at close of year..........................................      $  183,487    $   137,229   $   107,611
                                                                        ==========    ===========   ===========


         (d) See description of debt in notes 3 and 4 of Notes to Consolidated Financial Statements.



         (e)      Depreciation is computed based upon the following estimated lives:
                   Buildings and improvements..........................................        40 years
                   Equipment and fixtures..............................................      5-10 years

         (f) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $170,000.

         (g)      Properties cross-collateralize the following loans:
                   Glimcher Holdings Limited Partnership Loan B........................         $40,000
                   Glimcher Holdings Limited Partnership...............................         $25,000
                   Glimcher Centers Limited Partnership................................         $76,000


         (h)      Properties cross-collateralize the following loan:
                   Glimcher Properties Limited Partnership.............................         $50,000

         (i)      Properties cross-collateralize the following loan:
                   Morgantown Mall Associates Limited Partnership......................         $57,656

         (j)      Properties cross-collateralize the following bridge loan:
                   Glimcher Properties Limited Partnership.............................         $89,420


         (k)  Properties cross-collaterize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................        $24,375

         (l)  Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................        $19,350

         (m)  Regal Cinemas at The Mall at Fairfield Commons collateralizes the following loan:
               Glimcher Properties Limited Partnership........................................          $  8,363