Form 10-Q
period 2000-03-31
GLIMCHER REALTY TRUST
filed 2000-05-12
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                   NEW YORK STOCK EXCHANGE
    91/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF                      NEW YORK STOCK EXCHANGE
         BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE

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

As of April 28, 2000, there were 23,788,959 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                  1 of 19 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                                    INDEX

PART I:   FINANCIAL INFORMATION                                                                          PAGE
                                                                                                         ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                            3

         Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999          4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999          5

         Notes to Consolidated Financial Statements                                                        6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  17


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                           18

     Item 2.  Changes in Securities                                                                       18

     Item 3.  Defaults Upon Senior Securities                                                             18

     Item 4.  Submission of Matters to a Vote of Security Holders                                         18

     Item 5.  Other Information                                                                           18

     Item 6.  Exhibits and Reports on Form 8-K                                                            18


SIGNATURES                                                                                                19

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        GLIMCHER REALTY TRUST

                                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                ASSETS
                                                                       (UNAUDITED)
                                                                      MARCH 31, 2000   DECEMBER 31, 1999
                                                                      --------------   -----------------
Investment in real estate:
  Land ............................................................     $  187,201         $  182,559
  Buildings, improvements and equipment ...........................      1,357,656          1,358,901
  Developments in progress:
     Land .........................................................          7,994              8,221
     Developments .................................................          8,473              8,771
                                                                        ----------         ----------
                                                                         1,561,324          1,558,452
  Less accumulated depreciation ...................................        194,566            183,487
                                                                        ----------         ----------
     Net investment in real estate ................................      1,366,758          1,374,965
Cash and cash equivalents .........................................         12,427              9,039
Cash in escrow ....................................................         22,290             24,553
Investment in and advances to unconsolidated entities .............        134,253            121,777
Tenant accounts receivable, net ...................................         36,418             37,167
Deferred expenses, net ............................................         12,395             12,173
Prepaid and other assets ..........................................          6,590              6,376
                                                                        ----------         ----------
                                                                        $1,591,131         $1,586,050
                                                                        ==========         ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ............................................     $  903,716         $  907,229
Notes payable .....................................................        154,200            125,000
Accounts payable and accrued expenses .............................         37,146             45,180
Distributions payable .............................................         18,258             23,018
                                                                        ----------         ----------
                                                                         1,113,320          1,100,427
Commitments and contingencies

Minority interest in partnership ..................................         29,070             29,963

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of
     beneficial interest, $0.01 par value, 90,000 shares issued and outstanding as of March 31, 2000 and December 31,
     1999, respectively ...........................................         90,000             90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest,
     $0.01 par value, 5,118,000 shares issued and outstanding .....        127,950            127,950
    Common shares of beneficial interest, $0.01 par value,
     23,782,331 and 23,764,879 shares issued and outstanding
     as of March 31, 2000 and December 31, 1999, respectively .....            238                238
  Additional paid-in capital ......................................        354,074            353,856
  Distributions in excess of accumulated earnings .................       (123,521)          (116,384)
                                                                        ----------         ----------
                                                                        $1,591,131         $1,586,050
                                                                        ==========         ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                      GLIMCHER REALTY TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                           (UNAUDITED)
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             2000          1999
                                                                             ----          ----
Revenues:
     Minimum rents ...................................................     $40,897       $37,796
     Percentage rents ................................................       1,615         1,556
     Tenant recoveries ...............................................      13,521        12,155
     Other ...........................................................       3,479         2,579
                                                                           -------       -------
       Total revenues ................................................      59,512        54,086
                                                                           -------       -------
Operating expenses:
     Real estate taxes ...............................................       5,554         5,073
     Recoverable operating expenses ..................................       9,087         8,105
                                                                           -------       -------
                                                                            14,641        13,178
     Other operating expenses ........................................       1,800         1,227
                                                                           -------       -------
       Total operating expenses ......................................      16,441        14,405
                                                                           -------       -------

       Property net operating income .................................      43,071        39,681

Depreciation and amortization ........................................      12,448        10,350
General and administrative ...........................................       2,409         2,687
Gain on sales of property/outparcels .................................       1,269
Interest income ......................................................         628           231
Interest expense .....................................................      19,873        14,883
Equity in income (loss) of unconsolidated entities ...................         (14)         (908)
Minority interest in operating partnership ...........................         526           627
                                                                           -------       -------
       Net income ....................................................       9,698        10,457
Preferred stock dividends ............................................       5,402         5,366
                                                                           -------       -------
       Net income available to common shareholders ...................     $ 4,296       $ 5,091
                                                                           =======       =======

Earnings per share (basic and diluted) ...............................     $  0.18       $  0.21
                                                                           =======       =======

Cash distributions declared per common share of beneficial interest ..     $0.4808       $0.4808
                                                                           =======       =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                          GLIMCHER REALTY TRUST

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                               (UNAUDITED)
                                         (DOLLARS IN THOUSANDS)

                                                                                 2000             1999
                                                                                 ----             ----
Cash flows from operating activities:
     Net income .......................................................        $  9,698         $ 10,457
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts .........................             736              622
              Depreciation and amortization ...........................          12,448           10,350
              Equity in (income) loss of unconsolidated entities ......              14              908
              Gain on sale of property/outparcels .....................          (1,269)
              Minority interest in operating partnership ..............             526              627
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net .........................              38              477
              Deferred expenses, prepaid and other assets .............             302              327
              Accounts payable and accrued expenses ...................          (9,028)          (1,674)
                                                                               --------         --------

                 Net cash provided by operating activities ............          13,465           22,094
                                                                               --------         --------

Cash flows from investing activities:
         Additions to investment in real estate .......................          (2,811)          (9,700)
         Investment in unconsolidated entities, net ...................         (12,490)          (4,527)
         Proceeds from sales of outparcels ............................           1,477
         Withdrawals from (payments to) cash in escrow ................           2,263             (688)
         Additions to deferred expenses, prepaid and other assets .....          (1,326)            (994)
                                                                               --------         --------

                 Net cash used in investing activities ................         (12,887)         (15,909)
                                                                               --------         --------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ..................          29,200           10,200
         Proceeds from issuance of mortgage and notes payable .........          26,394           66,104
         Principal payments on mortgage and notes payable .............         (29,907)         (67,059)
         Net proceeds from issuance of shares .........................             143              126
         Cash distributions ...........................................         (23,020)         (18,118)
                                                                               --------         --------

                 Net cash provided by (used in) financing activities ..           2,810           (8,747)
                                                                               --------         --------

Net change in cash and cash equivalents ...............................           3,388           (2,562)

Cash and cash equivalents, at beginning of period .....................           9,039            8,949
                                                                               --------         --------

Cash and cash equivalents, at end of period ...........................        $ 12,427         $  6,387
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.9% owned by GRT at March 31, 2000 and December 31, 1999), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC), one Colorado limited liability company ("Olathe Mall LLC") and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1999.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $1,747 and $6,751 for real estate improvements as of March 31, 2000 and 1999, respectively.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation.

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

         The equity in income (loss) of unconsolidated entities for the period January 1, 1999 to March 31, 1999 includes the Company's 45.00% interest in Great Plains MetroMall, LLC. Effective October 1, 1999, the Company acquired an additional 10.00% interest and Great Plains MetroMall, LLC is included in the consolidated financial statements from that date.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS
                                                            MARCH 31, 2000   DECEMBER 31, 1999
                                                            --------------   -----------------
Assets:
    Investment properties at cost, net ................        $655,736          $635,834
    Other assets ......................................          54,616            58,901
                                                               --------          --------
                                                               $710,352          $694,735
                                                               ========          ========
Liabilities and Members' Equity:
    Mortgage notes payable ............................        $473,615          $458,211
    Accounts payable and accrued expenses .............          60,895            62,996
                                                               --------          --------
                                                                534,510           521,207
    Members' equity ...................................         175,842           173,528
                                                               --------          --------
                                                               $710,352          $694,735
                                                               ========          ========

Operating Partnership's share of:
    Members' equity ...................................        $103,062          $103,592
                                                               ========          ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity .......................................        $103,062          $103,592
Advances and additional costs .........................          31,191            18,185
                                                               --------          --------
Investment in unconsolidated entities .................        $134,253          $121,777
                                                               ========          ========

STATEMENTS OF OPERATIONS
                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH  31,
                                                               --------------------------
                                                                 2000              1999
                                                                 ----              ----
Total revenues ........................................        $ 30,470          $ 23,155
Operating expenses ....................................         (11,905)          (10,452)
                                                               --------          --------
Net operating income ..................................          18,565            12,703
Depreciation and amortization .........................          (6,050)           (4,236)
Other expenses ........................................          (1,331)           (1,300)
Interest expense, net .................................          (9,355)           (6,864)
                                                               --------          --------
Net income (loss) .....................................        $  1,829          $    303
                                                               ========          ========
Operating Partnership's share of net income (loss) ....        $    (14)         $   (908)
                                                               ========          ========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. MORTGAGE NOTES PAYABLE AS OF MARCH 31, 2000 AND DECEMBER 31, 1999 CONSIST OF THE FOLLOWING:

                                       CARRYING AMOUNT OF                             PAYMENT  PAYMENT AT   MATURITY
           DESCRIPTION               MORTGAGE NOTES PAYABLE         INTEREST RATE      TERMS    MATURITY      DATE
-----------------------------------------------------------------------------------------------------------------------
                                        2000          1999         2000        1999
                                        ----          ----         ----        ----
Glimcher Holdings L.P............   $  25,000      $  25,000      6.935%      6.935%     (a)    $ 25,000   Oct. 1, 2000
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)      40,000   Feb. 1, 2003
Glimcher Centers L.P.............      73,052         73,052      7.625%      7.625%     (a)      76,000   Aug. 1, 2000
Grand Central L.P................      51,983         52,105      7.180%      7.180%     (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      57,507         57,656      6.890%      6.890%     (b)        (c)         (c)
University Mall L.P..............      69,702         69,910      7.090%      7.090%     (b)        (d)         (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)      40,000  Aug. 30, 2001
Montgomery Mall Associates, L.P..      47,008         47,133      6.740%      6.740%     (b)        (e)         (e)
Weberstown Mall, LLC ............      20,363         20,407      7.430%      7.430%     (b)      19,151    May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000  Oct. 11, 2001
Great Plains Metro Mall, LLC.....      54,725         54,892        (g)         (g)      (b)      54,461   July 1, 2000
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      88,949         89,420      8.460%        (h)      (b)      63,346   July 1, 2009
    Other Mortgage Notes.........      64,667         60,458        (i)         (i)      (b)      54,905        (j)
    Other Bridge Facilities......      53,725         43,725        (k)         (k)      (a)      43,725        (l)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (m)               Nov. 1, 2028
    Construction Loans...........      18,035         34,471        (n)         (n)    (a),(b)                  (o)
                                     --------       --------
Total Mortgage Notes Payable.....    $903,716       $907,229
                                     ========       ========

(a)      The loan requires monthly payments of interest only.
(b)      The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (7.250% at March 31, 2000 and 7.720% at December 31, 1999).
(g) Interest rate of LIBOR plus 250 basis points (8.375% at March 31, 2000 and 7.938% at December 31, 1999).
(h)      Interest rate of LIBOR plus 210 basis points (8.179% at December 31,
         1999).
(i)      Interest rates ranging from 7.875% to 9.125%.
(j)      Final maturity dates ranging from May 2000 to April 2016.
(k) Interest rates ranging from LIBOR plus 200-275 basis points (8.0625% - 8.680% at March 31, 2000 and 8.500% - 9.227% at December 31, 1999).
(l)      Final maturity dates ranging from May to June 2000.
(m)      The loan requires semi-annual payments of interest.
(n) Interest rates ranging from 7.776% - 7.876% at March 31, 2000 and 8.376% - 8.476% at December 31, 1999.
(o)      Final maturity dates ranging from November 2000 to February 2001.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships with net book value of $1,203,976 and $1,217,603 at March 31, 2000 and December 31, 1999, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170,000, extends the term through January 31, 2001, is collateralized with first mortgage liens on three properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (8.0325% at March 31, 2000). Payments due under the Credit Facility are guaranteed by GRT and the Operating Partnership.

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

5.       EARNINGS PER SHARE

         The Company follows Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------------------------------------
                                                              2000                             1999
                                                   --------------------------      -------------------------
                                                                         PER                            PER
                                                   INCOME    SHARES     SHARE      INCOME     SHARES   SHARE
                                                   ------    ------     -----      ------     ------   -----
BASIC EPS
  Income available to common shareholders.......   $4,296    23,771     $0.18      $5,091     23,718   $0.21

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................      526     2,966                   627      2,971
  Options.......................................                 10                                1
                                                   ------    ------     -----      ------     ------   -----
DILUTED EPS
  Income available plus assumed conversions.....   $4,822    26,747     $0.18      $5,718     26,690   $0.21
                                                   ======    ======     =====      ======     ======   =====

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 2000:

         Balance, January 1, 2000............................      $(116,384)
              Distributions declared, $0.4808 per share......        (11,433)
              Preferred stock dividends......................         (5,402)
              Net income.....................................          9,698
                                                                   ---------
         Balance, March 31, 2000.............................      $(123,521)
                                                                   =========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.       SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders, as summarized in the table below:

                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                    --------------------------------------------------------
                                                                   COMMUNITY
                                                      MALLS         CENTERS        CORPORATE         TOTAL
                                                    --------       ---------       ---------      ----------
          Total revenues ...................        $ 39,118        $ 20,394        $             $   59,512
          Total operating expenses .........          12,874           3,567                          16,441
                                                    --------        --------        ------        ----------
          Property net operating income ....        $ 26,244        $ 16,827        $             $   43,071
                                                    ========        ========        ======        ==========

          Net investment in real estate ....        $842,095        $519,426        $5,237        $1,366,758
                                                    ========        ========        ======        ==========

                                                            FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                    --------------------------------------------------------
                                                                   COMMUNITY
                                                      MALLS         CENTERS        CORPORATE         TOTAL
                                                    --------       ---------       ---------      ----------
          Total revenues ...................        $ 33,696        $ 20,390        $             $   54,086
          Total operating expenses .........          10,616           3,789                          14,405
                                                    --------        --------        ------        ----------
          Property net operating income ....        $ 23,080        $ 16,601        $             $   39,681
                                                    ========        ========        ======        ==========

          Net investment in real estate ....        $750,132        $539,997        $4,027        $1,294,156
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

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to consummate financing and joint venture arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the financial stability of tenants within the retail industry, the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Total revenues increased 10.0%, or $5.4 million, for the three months ended March 31, 2000. The $5.4 million increase was the result of a $4.6 million increase in revenues at the malls, a $900,000 increase in other revenues and a $100,000 decrease in the revenues at the community centers.

Minimum rents

         Minimum rents increased 8.2%, or $3.1 million, for the three months ended March 31, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS              TOTAL          TOTAL
                                           -----             -------              -----          -----
         Same center..................     $0.8               $0.0                $0.8            2.1%
         Acquisitions/Developments....      2.3                0.0                 2.3            6.1
                                           ----               ----                ----           ----
                                           $3.1               $0.0                $3.1            8.2%
                                           ====               ====                ====           ====

Percentage rents

         Percentage rents increased $60,000 for the three months ended March 31, 2000. The increase was primarily due to the malls.

Tenant recoveries

         Tenant recoveries reflect a net increase of 11.2%, or $1.4 million, for the three months ended March 31, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS              TOTAL          TOTAL
                                           -----             -------              -----          -----
         Same center..................     $0.3               $0.0                $0.3             2.4%
         Acquisitions/Developments....      1.1                0.0                 1.1             8.8
                                           ----               ----                ----            ----
                                           $1.4               $0.0                $1.4            11.2%
                                           ====               ====                ====            ====

Other revenues

         The $900,000 increase in other revenues is primarily the result of a $420,000 increase in management fee revenues from the joint ventures, a $290,000 increase in temporary tenant income at the malls and an increase of $130,000 in compactor pad rentals at the malls.

OPERATING EXPENSES

         Total operating expenses increased 14.1%, or $2.0 million, for the three months ended March 31, 2000. Recoverable operating expenses increased $1.5 million, the provision for credit losses increased $110,000 and other operating expenses increased $460,000.

Recoverable expenses

         Recoverable expenses increased 11.1%, or $1.5 million, for the three months ended March 31, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS              TOTAL          TOTAL
                                           -----             -------              -----          -----
         Same center..................     $0.0                $0.1               $0.1            0.7%
         Acquisitions/Developments....      1.4                 0.0                1.4           10.4
                                           ----                ----               ----           ----
                                           $1.4                $0.1               $1.5           11.1%
                                           ====                ====               ====           ====

Provision for credit losses

         The provision for credit losses was approximately $740,000 and represented 1.2% of tenant revenues for both the three months ended March 31, 2000 and the three months ended March 31, 1999.

Depreciation and amortization

         The $2.1 million increase in depreciation and amortization consists primarily of an increase of $1.6 million from mall acquisitions and an increase of $500,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.4 million and represented 4.0% of total revenues for the three months ended March 31, 2000, compared to $2.7 million and 5.0% of total revenues for the corresponding period in 1999.

GAIN ON SALES

         During the first quarter of 2000, the Company completed $1.5 million in asset sales and recognized net gains of $1.3 million.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 33.5%, or $5.0 million, for the three months ended March 31, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                                                  THREE MONTHS ENDED MARCH 31,
                                                      --------------------------------------------------
                                                         2000                1999            INC. (DEC.)
                                                         ----                ----            -----------
         Average loan balance.....................    $1,067,000          $1,012,193           $54,807
         Average rate.............................          7.62%               7.17%            0.45%

         Total interest...........................    $   20,326          $   18,144           $ 2,182
         Less:  Capitalized interest..............          (231)             (1,708)            1,477
         Other (1)................................          (222)             (1,553)            1,331
                                                      ----------          ----------           -------
         Interest expense.........................    $   19,873          $   14,883           $ 4,990
                                                      ==========          ==========           =======

(1) Other consists primarily of interest costs billed to joint venture entities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company has several active development, renovation and expansion projects and will continue to pursue other projects in these areas.

         In February 2000, the Company refinanced a $16.2 million construction loan payable with a new $16.2 million mortgage note payable on Georgesville Square, which matures in March 2010 and bears interest at 8.52% per annum. The Company also repaid $11.7 million in mortgage notes during the first quarter and executed a new short-term note payable of $10.0 million.

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

         At March 31, 2000, the Company's debt-to-total-market capitalization was 64.6%, compared to 64.7% at December 31, 1999. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 2000.

          Net cash provided by operating activities for the three months ended March 31, 2000, was $13.5 million versus $22.1 million for the corresponding period of 1999. Net income adjusted for non-cash items accounted for an $810,000 decrease, while changes in operating assets and liabilities accounted for a $7.8 million decrease.

         Net cash used in investing activities for the three months ended March 31, 2000, was $12.9 million. It primarily reflects additional direct investments in real estate assets of $2.8 million, an increase in indirect investments in real estate through investments in unconsolidated entities of $12.5 million, an increase in deferred expenses, prepaid and other assets of $1.3 million, withdrawals from cash in escrow of $2.3 million and proceeds from sale of assets of $1.5 million.

         Net cash provided by financing activities for the three months ended March 31, 2000, was $2.8 million. Cash was used to fund distributions of $23.0 million and make principal payments on mortgage and notes payable of $29.9 million. Cash was provided by additional borrowings on the Credit Facility of $29.2 million and issuance of new mortgage and notes payable of $26.4 million.

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

Malls

         At The Great Mall of the Great Plains, in Olathe, Kansas, Saks Fifth Avenue's value brand, Off 5th opened as an anchor in 25,000 square feet of gross leasable area. Additionally, at Jersey Gardens, in Elizabeth, New Jersey, Old Navy is scheduled to open in the second quarter 2000 in a 45,000 square foot store.

Community Centers

         The Company currently has community center anchor expansion projects in process at Cross-Creek Plaza in Beaufort, South Carolina and Loyal Plaza in Loyalsock, Pennsylvania. The total financial commitment in connection with these projects is approximately $5.0 million.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center, Polaris Towne Center in northern Columbus, Ohio. Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square-foot Kroger, opened in the fourth quarter of 1998. During 1999, seven additional anchor tenants, 16 small shop tenants, three outparcel tenants and Target opened and are occupying in excess of 468,000 square feet. Two tenants purchased land and are constructing their own stores. Target opened a 136,000 square-foot store in October 1999 and Lowes will open in a 135,000 square foot-store in the second quarter of 2000. The space for which construction has been completed was 100.0% occupied at March 31, 2000. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. The joint venture also has a construction loan facility in place that is sufficient to fund the balance of the estimated cost of the project.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. Occupancy of Jersey Gardens was 87.7% at March 31, 2000. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.4 million square feet in northern Columbus, Ohio. Polaris Fashion Place is expected to be a bi-level mall featuring six anchor tenants, approximately 150 mall stores and four restaurants, and will be located across the street from Polaris Towne Center. Construction is expected to commence in 2000 with a projected opening date in the fourth quarter of 2001.

Carson

         In April 1999, the Company terminated its contingent contract to acquire the land for a value-oriented super-regional mall located in Carson, California. The Company is currently exploring alternatives with respect to continued participation in the development of this site.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended March 31, 2000, and 1999, represent 19.2 million square feet of GLA, or 70.9% of the "same store" population.

                                MALLS                    COMMUNITY CENTERS
                      --------------------------     -------------------------
     PROPERTY TYPE    SALES PSF       % INCREASE     SALES PSF      % INCREASE
     -------------    ---------       ----------     ---------      ----------
     Anchors ...       $157.58           1.8%         $248.77           0.6%
     Stores ....       $287.06           2.4%         $202.58           3.7%
     Total .....       $223.36           2.2%         $243.87           0.8%

Portfolio occupancy statistics by property type are summarized below:

                                                                 OCCUPANCY (1) (2)
                                             ------------------------------------------------------------
                                             3/31/00     12/31/99      9/30/99       6/30/99      3/31/99
                                             -------     --------      -------       -------     --------
     Mall Anchors........................     99.0%        98.8%        97.3%         97.5%        96.1%
     Mall Stores.........................     83.5%        84.8%        82.9%         81.9%        82.5%
     Mall Stores Comparable 12 Months....     83.4%        85.0%        82.9%         81.9%        82.5%
     Total Mall Portfolio................     93.0%        93.4%        91.9%         91.8%        90.8%

     Community Center Anchors............     97.2%        98.3%        97.5%         97.5%        98.7%
     Community Center Stores.............     90.6%        90.8%        89.1%         89.1%        89.4%
     Total Community Centers.............     95.7%        96.5%        95.5%         95.6%        96.6%
     Single Tenant Retail Properties.....     92.2%        92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     95.3%        96.1%        95.2%         95.2%        96.1%

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

The following table illustrates the calculation of FFO for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                   -----------------------
                                                                     2000            1999
                                                                     ----            ----
Net income available to common shareholders ...............        $ 4,296         $ 5,091
Add back (less):
     Real estate depreciation and amortization ............         11,002           9,313
     GRT share of joint venture depreciation
        and amortization ..................................          3,927           2,329
     (Gain) loss on sales of depreciated property .........           (461)
     (Gain) loss on sales of undepreciated property .......           (808)
     Minority interest in operating partnership ...........            526             627
                                                                   -------         -------
Funds from operations .....................................        $18,482         $17,360
                                                                   =======         =======

Funds from operations .....................................        $18,482         $17,360
Add back (less):
     Capital expenditures .................................         (2,018)         (1,149)
     Straight-line of minimum rents .......................           (420)           (530)
     Straight-line of ground lease expense ................              6              16
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents .....................           (383)           (313)
                                                                   -------         -------
Adjusted funds from operations ............................        $15,667         $15,384
                                                                   =======         =======

         FFO increased 6.5%, or $1.1 million, for the three months ended March 31, 2000. The increase was the result of the Company's continuous focus on its core portfolio. Property net operating income increased $3.4 million, FFO from unconsolidated entities increased $2.5 million and general and administrative expense decreased $280,000. These increases were partially offset by an increase in net interest expense of $4.6 million, and an increase in non-real estate depreciation and amortization of $410,000.

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

         With respect to its Year 2000 readiness on its information technology ("IT") there were no hardware related issues. All file servers, workstations and routers continue to function normally. We experienced two minor software related issues. These issues have been fixed and tested across all related databases.

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

         Even though the Company has successfully completed the year-end financial reporting with minimal impact, and first quarter-end with no impact, we continue to exercise caution as we approach other critical dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2000 and 1999, approximately 61.2% and 58.9%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.2 years and 6.3 years, respectively, and weighted-average interest rates of approximately 7.597% and 7.440%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 7.929% and 6.792%, respectively.

         At March 31, 2000 and 1999, the fair value of the Company's debt was $883.8 million and $824.8 million, respectively, compared to its carrying amounts of $903.7 million and $829.8 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2000 and 1999, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.0 million in both years and decrease the fair value of debt by approximately $19.4 million and $18.4 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.0 million in both years and increase the fair value of debt by approximately $20.9 million and $19.8 million, at the respective balance sheet dates.

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


                           GLIMCHER REALTY TRUST

May 12, 2000               /s/ Herbert Glimcher
---------------------      -----------------------------------------------------
(Date)                     Herbert Glimcher, Chairman of the Board and
                           Chief Executive Officer (Principle Executive Officer)


May 12, 2000               /s/ William G. Cornely
---------------------      -----------------------------------------------------
(Date)                     William G. Cornely, Executive Vice President
                           Chief Operating Officer & Chief Financial Officer