Form 10-Q
period 2000-06-30
GLIMCHER REALTY TRUST
filed 2000-08-11
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

  COMMON SHARES OF BENEFICIAL INTEREST,               NEW YORK STOCK EXCHANGE
       PAR VALUE $0.01 PER SHARE                      NEW YORK STOCK EXCHANGE
9 1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED
      SHARES OF BENEFICIAL INTEREST,
       PAR VALUE $0.01 PER SHARE

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

As of August 4, 2000, there were 23,804,111 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                  1 of 23 pages

                                            GLIMCHER REALTY TRUST
                                                  FORM 10-Q

                                                    INDEX
                                                    -----

                                                                                                       PAGE
                                                                                                       ----
PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                           3

         Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999         4

         Consolidated Statements of Operations for the six months ended June 30, 2000 and 1999           5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999           6

         Notes to Consolidated Financial Statements                                                      7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                21


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                         21

     Item 2.  Changes in Securities                                                                     21

     Item 3.  Defaults Upon Senior Securities                                                           21

     Item 4.  Submission of Matters to a Vote of Security Holders                                       21

     Item 5.  Other Information                                                                         22

     Item 6.  Exhibits and Reports on Form 8-K                                                          22


SIGNATURES                                                                                              23

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                            GLIMCHER REALTY TRUST

                                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS
                                                                                   (UNAUDITED)
                                                                                  JUNE 30, 2000      DECEMBER 31, 1999
                                                                                  -------------      -----------------
Investment in real estate:
  Land .........................................................................   $  186,840            $  182,559
  Buildings, improvements and equipment ........................................    1,360,885             1,358,901
  Developments in progress:
     Land ......................................................................        7,801                 8,221
     Developments ..............................................................        9,754                 8,771
                                                                                   ----------            ----------
                                                                                    1,565,280             1,558,452
  Less accumulated depreciation ................................................      205,550               183,487
                                                                                   ----------            ----------
     Net investment in real estate .............................................    1,359,730             1,374,965
Cash and cash equivalents ......................................................        7,972                 9,039
Cash in escrow .................................................................       24,500                24,553
Investment in and advances to unconsolidated entities ..........................      120,207               121,777
Tenant accounts receivable, net ................................................       37,870                37,167
Deferred expenses, net .........................................................       14,139                12,173
Prepaid and other assets .......................................................       12,517                 6,376
                                                                                   ----------            ----------
                                                                                   $1,576,935            $1,586,050
                                                                                   ==========            ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .........................................................   $  893,336            $  907,229
Notes payable ..................................................................      156,000               125,000
Accounts payable and accrued expenses ..........................................       39,625                45,180
Distributions payable ..........................................................       18,631                23,018
                                                                                   ----------            ----------
                                                                                    1,107,592             1,100,427
Commitments and contingencies:

Minority interest in partnership ...............................................       28,116                29,963

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of June 30, 2000 and December 31, 1999, respectively ...................       90,000                90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest, $0.01 par
     value, 5,118,000 shares issued and outstanding ............................      127,950               127,950
    Common shares of beneficial interest, $0.01 par value, 23,797,410 and 23,764,879 shares issued and outstanding as of June 30, 2000
     and December 31, 1999, respectively .......................................          238                   238
  Additional paid-in capital ...................................................      354,273               353,856
  Distributions in excess of accumulated earnings ..............................     (131,234)             (116,384)
                                                                                   ----------            ----------
                                                                                   $1,576,935            $1,586,050
                                                                                   ==========            ==========

         The accompanying notes are an integral part of these consolidated financial statements.

                                       GLIMCHER REALTY TRUST

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                            (UNAUDITED)
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2000         1999
                                                                               ----         ----
Revenues:
     Minimum rents ...................................................       $41,162       $37,939
     Percentage rents ................................................           602           828
     Tenant recoveries ...............................................        13,429        11,772
     Other ...........................................................         3,334         2,720
                                                                             -------       -------
          Total revenues .............................................        58,527        53,259
                                                                             -------       -------
Operating expenses:
     Real estate taxes ...............................................         5,837         4,859
     Recoverable operating expenses ..................................         9,184         7,994
                                                                             -------       -------
                                                                              15,021        12,853
     Other operating expenses ........................................         1,347         1,169
                                                                             -------       -------
       Total operating expenses ......................................        16,368        14,022
                                                                             -------       -------

       Property net operating income .................................        42,159        39,237

Depreciation and amortization ........................................        12,593        10,642
General and administrative ...........................................         2,371         2,429
Gain (loss) on sales of property/outparcels ..........................           731
Interest income ......................................................           606           255
Interest expense .....................................................        20,328        15,140
Equity in income (loss) of unconsolidated entities ...................         1,845        (1,088)
Minority interest in operating partnership ...........................           466           451
                                                                             -------       -------
Income before extraordinary item .....................................         9,583         9,742
Extraordinary item:
    Extinguishment of debt prepayment fees and write-off of deferred
      financing fees .................................................            70           295
                                                                             -------       -------
       Net income ....................................................         9,513         9,447
Preferred stock dividends ............................................         5,766         5,132
                                                                             -------       -------
       Net income available to common shareholders ...................       $ 3,747       $ 4,315
                                                                             =======       =======

Earnings per share before extraordinary item (basic and diluted) .....       $  0.16       $  0.19
Extraordinary item ...................................................          0.00          0.01
                                                                             -------       -------
Earnings per share (basic and diluted) ...............................       $  0.16       $  0.18
                                                                             =======       =======

Cash distributions declared per common share of beneficial interest...       $0.4808       $0.4808
                                                                             =======       =======

         The accompanying notes are an integral part of these consolidated financial statements.

                                        GLIMCHER REALTY TRUST

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                             (UNAUDITED)
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2000            1999
                                                                               ----            ----
Revenues:
     Minimum rents ...................................................       $ 82,059       $ 75,735
     Percentage rents ................................................          2,217          2,384
     Tenant recoveries ...............................................         26,950         23,927
     Other ...........................................................          6,711          5,299
                                                                             --------       --------
          Total revenues .............................................        117,937        107,345
                                                                             --------       --------
Operating expenses:
     Real estate taxes ...............................................         11,391          9,932
     Recoverable operating expenses ..................................         18,271         16,099
                                                                             --------       --------
                                                                               29,662         26,031
     Other operating expenses ........................................          3,045          2,396
                                                                             --------       --------
       Total operating expenses ......................................         32,707         28,427
                                                                             --------       --------

       Property net operating income .................................         85,230         78,918

Depreciation and amortization ........................................         25,041         20,992
General and administrative ...........................................          4,780          5,116
Gain (loss) on sales of property/outparcels ..........................          2,000
Interest income ......................................................          1,234            486
Interest expense .....................................................         40,201         30,023
Equity in income (loss) of unconsolidated entities ...................          1,831         (1,996)
Minority interest in operating partnership ...........................            992          1,078
                                                                             --------       --------
Income before extraordinary item .....................................         19,281         20,199
Extraordinary item:
    Extinguishment of debt prepayment fees and write-off of deferred
       financing fees ................................................             70            295
                                                                             --------       --------
       Net income ....................................................         19,211         19,904
Preferred stock dividends ............................................         11,168         10,498
                                                                             --------       --------
       Net income available to common shareholders ...................       $  8,043       $  9,406
                                                                             ========       ========

Earnings per share before extraordinary items (basic) ................       $   0.34       $   0.41
Extraordinary item ...................................................           0.00           0.01
                                                                             --------       --------
Earnings per share (basic) ...........................................       $   0.34       $   0.40
                                                                             ========       ========

Earnings per share before extraordinary item (diluted) ...............       $   0.34       $   0.40
Extraordinary item ...................................................           0.00           0.01
                                                                             --------       --------
Earnings per share (diluted) .........................................       $   0.34       $   0.39
                                                                             ========       ========

Cash distributions declared per common share of beneficial interest...       $ 0.9616       $ 0.9616
                                                                             ========       ========

         The accompanying notes are an integral part of these consolidated financial statements.

                                         GLIMCHER REALTY TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                              (UNAUDITED)
                                        (DOLLARS IN THOUSANDS)

                                                                              2000             1999
                                                                              ----             ----
Cash flows from operating activities:
     Net income ....................................................       $ 19,211        $  19,904
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ......................          1,383            1,216
              Depreciation and amortization ........................         25,041           20,992
              Extraordinary loss on long term debt extinguisment ...             70              295
              Equity in (income) loss of unconsolidated entities ...         (1,831)           1,996
              (Gain) loss on sale of property/outparcels ...........         (2,000)
              Minority interest in operating partnership ...........            992            1,078
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ......................         (2,086)             524
              Deferred expenses, prepaid and other assets ..........            744            1,071
              Accounts payable and accrued expenses ................         (8,940)            (766)
                                                                           --------        ---------

                 Net cash provided by operating activities .........         32,584           46,310
                                                                           --------        ---------

Cash flows from investing activities:
         Additions to investment in real estate ....................        (10,642)         (15,771)
         Investment in unconsolidated entities, net ................          3,346           (9,403)
         Proceeds from sales of outparcels .........................          4,745
         Withdrawals from (payments to) cash in escrow .............             53           (2,861)
         Additions to deferred expenses, prepaid and other assets ..        (11,064)          (2,565)
                                                                           --------        ---------

                 Net cash used in investing activities .............        (13,562)         (30,600)
                                                                           --------        ---------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ...............         31,000          (13,200)
         Proceeds from issuance of mortgage and notes payable ......         78,798          144,640
         Principal payments on mortgage and notes payable ..........        (88,895)        (113,695)
         Net proceeds from issuance of shares ......................            286              242
         Cash distributions ........................................        (41,278)         (34,754)
                                                                           --------        ---------

                 Net cash used in financing activities .............        (20,089)         (16,767)
                                                                           --------        ---------

Net change in cash and cash equivalents ............................         (1,067)          (1,057)

Cash and cash equivalents, at beginning of period ..................          9,039            8,949
                                                                           --------        ---------

Cash and cash equivalents, at end of period ........................       $  7,972        $   7,892
                                                                           ========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.9% owned by GRT at June 30, 2000 and December 31, 1999), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC), one Colorado limited liability company ("Olathe Mall LLC") and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for each of the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The December 31, 1999 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1999.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $1,892 and $1,451 for real estate improvements as of June 30, 2000 and 1999, respectively.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 50.00% interest in Johnson City Venture, LLC, a 40.00% interest in Dayton Mall Venture, LLC, a 40.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC and a 20.00% interest in Eastland Mall, LLC.

         The equity in income (loss) of unconsolidated entities for the period January 1, 1999 to June 30, 1999 includes the Company's 45.00% interest in Great Plains MetroMall, LLC. Effective October 1, 1999, the Company acquired an additional 10.00% interest and Great Plains MetroMall, LLC is included in the consolidated financial statements from that date.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS
                                               JUNE 30, 2000   DECEMBER 31, 1999
                                               -------------   -----------------
Assets:
    Investment properties at cost, net .....      $641,088         $635,834
    Other assets ...........................        75,193           58,901
                                                  --------         --------
                                                  $716,281         $694,735
                                                  ========         ========
Liabilities and Members' Equity:
    Mortgage notes payable .................      $493,435         $458,211
    Accounts payable and accrued expenses ..        62,202           62,996
                                                  --------         --------
                                                   555,637          521,207
    Members' equity ........................       160,644          173,528
                                                  --------         --------
                                                  $716,281         $694,735
                                                  ========         ========

Operating Partnership's share of:
    Members' equity ........................      $ 86,222         $103,592
                                                  ========         ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity ............................      $ 86,222         $103,592
Advances and additional costs ..............        33,985           18,185
                                                  --------         --------
Investment in unconsolidated entities ......      $120,207         $121,777
                                                  ========         ========

STATEMENTS OF OPERATIONS
                                                          FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                              ENDED JUNE 30,               ENDED JUNE 30,
                                                          ---------------------        ---------------------
                                                            2000          1999           2000          1999
                                                            ----          ----           ----          ----
Total revenues .....................................       $32,428       $22,808        $62,898       $45,963
Operating expenses .................................        11,700         9,969         23,605        20,422
                                                           -------       -------        -------       -------
Net operating income ...............................        20,728        12,839         39,293        25,541
Depreciation and amortization ......................         6,127         4,371         12,175         8,607
Other expenses .....................................           897         1,200          2,229         2,499
Interest expense, net ..............................         9,804         7,129         19,161        13,994
                                                           -------       -------        -------       -------
Income before extraordinary item ...................         3,900           139          5,728           441
Extraordinary item .................................            79                           79
                                                           -------       -------        -------       -------
Net income (loss) ..................................       $ 3,821       $   139        $ 5,649       $   441
                                                           =======       =======        =======       =======

Operating Partnership's share of net income (loss)..       $ 1,845       $(1,088)       $ 1,831       $(1,996)
                                                           =======       =======        =======       =======

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF JUNE 30, 2000 AND DECEMBER 31, 1999 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                            PAYMENT   PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE       TERMS     MATURITY        DATE
---------------------------------------------------------------------------------------------------------------------------
                                         2000          1999        2000       1999
                                         ----          ----        ----       ----
Glimcher Holdings L.P..............   $ 25,000      $ 25,000      6.935%      6.935%     (a)     $ 25,000     Oct. 1, 2000
Glimcher Holdings L.P. - Loan B....     40,000        40,000      7.505%      7.505%     (a)       40,000     Feb. 1, 2003
Glimcher Centers L.P...............     71,738        73,052      7.625%      7.625%     (a)       76,000     Aug. 1, 2000
Grand Central L.P..................     51,869        52,105      7.180%      7.180%     (b)       46,065     Feb. 1, 2009
Morgantown Mall Associates L.P.....     57,367        57,656      6.890%      6.890%     (b)         (c)         (c)
University Mall L.P................     69,503        69,910      7.090%      7.090%     (b)         (d)         (d)
Northtown Mall, LLC................     40,000        40,000      6.912%      6.912%     (a)       40,000    Aug. 30, 2001
Montgomery Mall Associates, L.P. ..     46,891        47,133      6.740%      6.740%     (b)         (e)         (e)
Weberstown Mall, LLC ..............     20,323        20,407      7.430%      7.430%     (b)       19,151      May 1, 2006
Glimcher Lloyd Venture, LLC........    130,000       130,000        (f)         (f)      (a)      130,000    Oct. 11, 2001
Great Plains Metro Mall, LLC.......     45,000        54,892        (g)         (g)      (b)       45,000     Aug. 1, 2000
Glimcher Properties L.P. Mortgage..
   Notes Payable:
    Glimcher Properties L.P........     50,000        50,000      7.470%      7.470%     (a)       50,000    Oct. 26, 2002
    Glimcher Properties L.P........     88,488        89,420      8.460%        (h)      (b)       63,346     July 1, 2009
    Other Mortgage Notes...........     47,202        60,458        (i)         (i)      (b)       37,751        (j)
    Other Bridge Facilities........     72,896        43,725        (k)         (k)      (a)       72,896        (l)
    Tax Exempt Bonds...............     19,000        19,000      6.000%      6.000%     (m)                  Nov. 1, 2028
    Construction Loans.............     18,059        34,471        (n)         (n)    (a),(b)                   (o)
                                      --------      --------
Total Mortgage Notes Payable.......   $893,336      $907,229
                                      ========      ========

(a)      The loan requires monthly payments of interest only.
(b)      The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (7.900% at June 30, 2000 and 7.720% at December 31, 1999).
(g) Interest rate of prime (9.500% at June 30, 2000) and of LIBOR plus 250 basis points (7.938% at December 31, 1999).
(h)      Interest rate of LIBOR plus 210 basis points (8.179% at December 31,
         1999).
(i)      Interest rates ranging from 7.875% to 8.750%.
(j)      Final maturity dates ranging from June 2001 to April 2016.
(k) Interest rates ranging from LIBOR plus 175-200 basis points (8.4240%-8.8125% at June 30, 2000 and 8.500%-9.227% at December 31,
         1999).
(l)      Final maturity dates ranging from August 2000 to June 2001.
(m)      The loan requires semi-annual payments of interest.
(n) Interest rates ranging from 8.541%-8.641% at June 30, 2000 and 8.376%-8.476% at December 31, 1999.
(o)      Final maturity dates ranging from November 2000 to February 2001.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships with net book value of $1,348,004 and $1,217,603 at June 30, 2000 and December 31, 1999, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170,000, extends the term through January 31, 2001, is collateralized with first mortgage liens on three properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (8.5419% at June 30, 2000). Payments due under the Credit Facility are guaranteed by GRT and the Operating Partnership.

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

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.       EARNINGS PER SHARE

         The Company follows Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic EPS and diluted EPS, as summarized in the table below:

                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------
                                                            2000                            1999
                                                  ------------------------         -------------------------
                                                                      PER                               PER
                                                  INCOME   SHARES    SHARE         INCOME    SHARES    SHARE
                                                  ------   ------    -----         ------    ------    -----
BASIC EPS
  Income available to common shareholders .....   $3,747     23,789    $0.16       $4,315    23,736    $0.18

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units .................      466      2,966                   451     2,965
  Options .....................................                  59                              92

DILUTED EPS
                                                  ------     ------    -----       ------    ------    -----
  Income available plus assumed conversions ...   $4,213     26,814    $0.16       $4,766    26,793    $0.18
                                                  ======     ======    =====       ======    ======    =====

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------------------------------
                                                            2000                            1999
                                                  ------------------------         -------------------------
                                                                      PER                               PER
                                                  INCOME   SHARES    SHARE         INCOME    SHARES    SHARE
                                                  ------   ------    -----         ------    ------    -----
BASIC EPS
  Income available to common shareholders .....   $8,043     23,780    $0.34       $ 9,406   23,727    $ 0.40

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units .................      992      2,966                  1,078    2,968     (0.01)
  Options .....................................                  30                              31

DILUTED EPS
                                                  ------     ------    -----       ------    ------    -----
  Income available plus assumed conversions ...   $9,035     26,776    $0.34       $10,484   26,726    $ 0.39
                                                  ======     ======    =====       =======   ======    ======

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 2000:

         Balance, January 1, 2000............................     $(116,384)
              Distributions declared, $0.9616 per share......       (22,893)
              Preferred stock dividends......................       (11,168)
              Net income.....................................        19,211
                                                                  ---------
         Balance, June 30, 2000..............................     $(131,234)
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

                                           FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                           ----------------------------------------
                                                    COMMUNITY
                                         MALLS       CENTERS     CORPORATE       TOTAL
                                         -----       -------     ---------       -----
Total revenues ...................     $ 39,063     $ 19,464       $           $   58,527
Total operating expenses .........       12,999        3,369                       16,368
                                       --------     --------       ------      ----------
Property net operating income ....     $ 26,064     $ 16,095       $           $   42,159
                                       ========     ========       ======      ==========

Net investment in real estate ....     $837,895     $516,198       $5,637      $1,359,730
                                       ========     ========       ======      ==========

                                           FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                           ----------------------------------------
                                                    COMMUNITY
                                         MALLS       CENTERS     CORPORATE       TOTAL
                                         -----       -------     ---------       -----
Total revenues ...................     $ 33,546     $ 19,713       $           $   53,259
Total operating expenses .........       10,730        3,292                       14,022
                                       --------     --------       ------      ----------
Property net operating income ....     $ 22,816     $ 16,421       $           $   39,237
                                       ========     ========       ======      ==========

Net investment in real estate ....     $748,657     $537,159       $4,162      $1,289,978
                                       ========     ========       ======      ==========

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                           ----------------------------------------
                                                    COMMUNITY
                                         MALLS       CENTERS     CORPORATE       TOTAL
                                         -----       -------     ---------       -----
Total revenues ...................     $ 78,079     $ 39,858       $           $  117,937
Total operating expenses .........       25,610        7,097                       32,707
                                       --------     --------       ------      ----------
Property net operating income ....     $ 52,469     $ 32,761       $           $   85,230
                                       ========     ========       ======      ==========

Net investment in real estate ....     $837,895     $516,198       $5,637      $1,359,730
                                       ========     ========       ======      ==========

                                            FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                            --------------------------------------
                                                    COMMUNITY
                                         MALLS       CENTERS     CORPORATE       TOTAL
                                         -----       -------     ---------       -----
Total revenues ...................     $ 67,242     $ 40,103     $             $  107,345
Total operating expenses .........       21,346        7,081                       28,427
                                       --------     --------     ------        ----------
Property net operating income ....     $ 45,896     $ 33,022     $             $   78,918
                                       ========     ========     ======        ==========

Net investment in real estate ....     $748,657     $537,159     $4,162        $1,289,978
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Total revenues increased 9.9%, or $5.3 million, for the three months ended June 30, 2000. Of the $5.3 million increase, $5.2 million was the result of increased revenues at the malls, $50,000 was the result of increased revenues at the community centers offset with a decrease of $350,000 from dispositions and $410,000 was related to other revenue increases. Mall acquisitions for the three month period ended June 30, 2000, reflects the inclusion of The Great Mall of the Great Plains in the consolidated financial statements effective October 1, 1999, as a result of an increase in the Company's ownership to 55.0% at that date.

Minimum rents

         Minimum rents increased 8.5%, or $3.2 million, for the three months ended June 30, 2000.

                                           INCREASE (DOLLARS IN MILLIONS)
                                      -----------------------------------------
                                               COMMUNITY                PERCENT
                                      MALLS     CENTERS     TOTAL       TOTAL
                                      -----     -------     -----       -----
Same center ......................     $0.8      $ 0.0      $ 0.8        2.1%
Acquisitions/Developments ........      2.7        0.0        2.7        7.2
Dispositions .....................      0.0       (0.3)      (0.3)      (0.8)%
                                       ----      -----      -----       ----
                                       $3.5      $(0.3)     $ 3.2        8.5%
                                       ====      =====      =====       ====

Percentage rents

         Percentage rents decreased $230,000 for the three months ended June 30, 2000. This decrease was primarily attributable to the prior year reflecting a catch-up adjustment upon final sales reporting at one of the malls.

Tenant recoveries

Tenant recoveries reflect a net increase of 14.1%, or $1.7 million, for the six months ended June 30, 2000.

                                         INCREASE (DOLLARS IN MILLIONS)
                                      ------------------------------------
                                              COMMUNITY            PERCENT
                                      MALLS    CENTERS   TOTAL     TOTAL
                                      -----    -------   -----     -----
Same center ......................     $0.6     $0.1      $0.7       5.8%
Acquisitions/Developments ........      1.0      0.0       1.0       8.3
                                       ----     ----      ----      ----
                                       $1.6     $0.1      $1.7      14.1%
                                       ====     ====      ====      ====

Other revenues

         The $610,000 increase in other revenues is primarily the result of a net increase of $410,000 in management fee revenues from the joint ventures as a result of the opening of Jersey Gardens in October 1999 and an increase of $190,000 in compactor pad rentals at the malls.

OPERATING EXPENSES

         Total operating expenses increased 16.7%, or $2.3 million, for the three months ended June 30, 2000. Recoverable operating expenses increased $2.2 million and the provision for credit losses increased $50,000.

Recoverable expenses

         Recoverable expenses increased 16.9%, or $2.2 million for the three months ended June 30, 2000.

                                          INCREASE (DOLLARS IN MILLIONS)
                                      ------------------------------------
                                              COMMUNITY            PERCENT
                                      MALLS    CENTERS   TOTAL      TOTAL
                                      -----    -------   -----      -----
Same center ......................     $0.7     $0.1      $0.8       6.1%
Acquisitions/Developments ........      1.4      0.0       1.4      10.8
                                       ----     ----      ----      ----
                                       $2.1     $0.1      $2.2      16.9%
                                       ====     ====      ====      ====

Provision for credit losses

         The provision for credit losses was approximately $650,000 and represented 1.1% of tenant revenues for both the three months ended June 30, 2000 and the three months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION

         The $2.0 million increase in depreciation and amortization consists primarily of an increase of $1.6 million from mall acquisitions and an increase of $400,000 in the core portfolio properties.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.4 and represented 4.1% of total revenues for the three months ended June 30, 2000, compared to $2.4 million and 4.6% of total revenues for the corresponding period in 1999.

GAIN ON SALES

         During the second quarter of 2000, the Company completed $3.5 million in asset sales and recognized net gains of $730,000.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 34.3%, or $5.2 million for the three months ended June 30, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                          2000             1999         INC. (DEC.)
                                          ----             ----         -----------
Average loan balance .............     $1,067,675       $1,021,501       $46,174
Average rate .....................           7.80%            7.11%         0.69%

Total interest ...................     $   20,820       $   18,157       $ 2,663
Less:  Capitalized interest ......           (259)          (1,667)        1,408
Other (1) ........................           (233)          (1,350)        1,117
                                       ----------       ----------       -------
Interest expense .................     $   20,328       $   15,140       $ 5,188
                                       ==========       ==========       =======

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

        Total revenues increased 9.9%, or $10.6 million, for the six months ended June 30, 2000. Of the $10.6 million increase, $10.0 million was the result of increased revenues at the malls, $360,000 was the result of increased revenues at the community centers offset with a decrease of $710,000 from dispositions and $950,000 was related to other revenue increases. Mall acquisitions for the six month period ended June 30, 2000, reflects the inclusion of The Great Mall of the Great Plains in the consolidated financial statements effective October 1, 1999, as a result of an increase in the Company's ownership to 55.0% at that date.

Minimum rents

         Minimum rents increased 8.4%, or $6.3 million, for the six months ended June 30, 2000.

                                          INCREASE (DOLLARS IN MILLIONS)
                                      -------------------------------------
                                              COMMUNITY            PERCENT
                                      MALLS    CENTERS    TOTAL     TOTAL
                                      -----    -------    -----     -----
Same center .....................     $1.5      $0.4      $1.9        2.5%
Acquisitions/Developments .......      5.1       0.0       5.1        6.8
Dispositions ....................      0.0      (0.7)     (0.7)      (0.9)
                                      ----      ----      ----       ----
                                      $6.6      $(0.3)    $6.3        8.4%
                                      ====      ====      ====       ====

Percentage rents

         Percentage rents decreased $170,000 for the six months ended June 30, 2000. This decrease was primarily attributable to the prior year reflecting a catch-up adjustment upon final sales reporting at one of the malls.

Other revenues

         The 1.4 million increase in other revenues is primarily the result of increases in temporary tenant income at the malls of $280,000, a net increase of $730,000 in management fee revenues from the joint ventures as a result of the opening of Jersey Gardens in October 1999 and an increase of $320,000 in compactor pad rentals at the malls.

OPERATING EXPENSES

         Total operating expenses increased 15.1%, or $4.3 million, for the six months ended June 30, 2000. Recoverable operating expenses increased $3.6 million, the provision for credit losses increased $170,000 and other operating expenses increased $480,000.

Recoverable expenses

         Recoverable operating expenses increased 13.9%, or $3.6 million, for the six months ended June 30, 2000.

                                          INCREASE (DOLLARS IN MILLIONS)
                                       ----------------------------------
                                              COMMUNITY           PERCENT
                                       MALLS   CENTERS   TOTAL     TOTAL
                                       -----   -------   -----     -----
Same center ......................     $0.6     $0.2     $ 0.8       3.1%
Acquisitions/Developments ........      2.8      0.0       2.8      10.8
                                       ----     ----     -----      ----
                                       $3.4     $0.2     $ 3.6      13.9%
                                       ====     ====     =====      ====

Provision for credit losses

         The provision for credit losses was approximately $1.4 million and represented 1.2% of tenant revenues for the six months ended June 30, 2000, compared to 1.1% of tenant revenues for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION

         The $4.1 million increase in depreciation and amortization consists primarily of an increase of $3.2 million from mall acquisitions and an increase of $900,00 in the core portfolio properties.

GAIN ON SALES

         During the first half of 2000, the Company completed $5.0 million in asset sales and recognized net gains of $2.0 million.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 33.9%, or $10.2 million for the six months ended June 30, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                         SIX MONTHS ENDED JUNE 30,
                                -------------------------------------------
                                   2000             1999        INC. (DEC.)
                                   ----             ----        -----------
Average loan balance ........     $1,067,280       $1,016,716       $50,564
Average rate ................           7.71%            7.14%         0.57%

Total interest ..............     $   41,144       $   36,297       $ 4,847
Less:  Capitalized interest..           (490)          (3,374)        2,884
Other (1) ...................           (453)          (2,900)        2,447
                                  ----------       ----------       -------
Interest expense ............     $   40,201       $   30,023       $10,178
                                  ==========       ==========       =======

(1) Other consists primarily of interest costs billed to joint venture entities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company's short term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. The Company anticipates that these needs will be met with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

         The Company has a $170.0 million revolving line of credit with a group of banks that matures January 31, 2001. The Company has initiated discussions with the lead banks and anticipates that a new agreement, on comparable terms, will be executed prior to December 31, 2000.

         In February 2000, the Company refinanced a $16.2 million construction loan payable with a new $16.2 million mortgage note payable on Georgesville Square, which matures in March 2010 and bears interest at 8.52% per annum. The Company repaid $58.2 million in mortgage notes during the first half of the year and executed new short-term notes payable of $58.5 million. The Company also made payments on other mortgages and notes payable of $14.2 million; net additional borrowings on the Company's Credit Facility were $31.0 million.

         The Company refinanced certain maturing debt in the first six months of 2000 with short term floating rate debt. The Company expects to refinance an additional $101.0 million of debt maturing in August and October of 2000 with additional floating rate debt under the same terms in order to facilitate the sale of certain single tenant and non-strategic community center assets. The Company believes that these short term borrowings provide maximum flexibility in structuring such sales.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, its construction financing, long-term mortgage debt, venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the renovations, expansions and developments discussed herein. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         At June 30, 2000, the Company's debt-to-total-market capitalization was 63.5%, compared to 64.7% at December 31, 1999. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 2000. The Company is pursuing the sale of certain assets as a means of reducing its leverage.

          Net cash provided by operating activities for the six months ended June 30, 2000, was $32.6 versus $46.3 million for the corresponding period of 1999. Net income adjusted for non-cash items accounted for a $2.6 million decrease, while changes in operating assets and liabilities accounted for a $11.1 million decrease.

         Net cash used in investing activities for the six months ended June 30, 2000, was $13.6 million. It primarily reflects additional direct investments in real estate assets of $10.6 million, a decrease in indirect investments in real estate through investments in unconsolidated entities of $3.3 million, an increase in deferred expenses, prepaid and other assets of $11.0 million and proceeds from sale of assets of $4.7 million.

         Net cash used in financing activities for the six months ended June 30, 2000, was $20.1 million. Cash was used to fund distributions of $41.3 million and make principal payments on mortgage and notes payable of $88.9 million. Cash was provided by additional borrowings on the Credit Facility of $31.0 million and issuance of new mortgage and notes payable of $78.8 million.

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

Malls

         At The Great Mall of the Great Plains, in Olathe, Kansas, Saks Fifth Avenue's value brand, Off 5th opened as an anchor in 25,000 square feet of gross leasable area. Additionally, at Jersey Gardens, in Elizabeth, New Jersey, Old Navy opened during in the second quarter 2000 in a 45,000 square foot store.

Community Centers

         The Company currently has community center anchor expansion and redevelopment projects in process at Cross-Creek Plaza in Beaufort, South Carolina, Stewart Plaza in Mansfield, Ohio and Loyal Plaza in Loyalsock, Pennsylvania. The total financial commitment in connection with these projects is approximately $5.0 million.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center, Polaris Towne Center in northern Columbus, Ohio. At June 30, 2000, approximately 682,000 square feet of retail space was open. Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square-foot Kroger, opened in the fourth quarter of 1998. During 1999 and the first six months of 2000, seven additional anchor tenants, 16 small shop tenants and seven outparcel tenants opened for business. Included in the total square footage are Target and Lowes which purchased land and constructed their own stores. Target opened a 136,000 square-foot store in the fourth quarter of 1999 and Lowes opened in a 135,000 square foot-store in the second quarter of 2000.

         The space for which construction has been completed was 100.0% occupied at June 30, 2000. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. During the second quarter of 2000, the joint venture refinanced the construction loan with a permanent 10-year mortgage note payable at an interest rate of 8.20% per annum.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. Occupancy of Jersey Gardens was 89.5% at June 30, 2000. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002.

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

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended June 30, 2000, and 1999, represent 18.9 million square feet of GLA, or 73.5% of the "same store" population.

                             MALLS               COMMUNITY CENTERS
                     ----------------------   ----------------------
PROPERTY TYPE        SALES PSF   % INCREASE   SALES PSF   % INCREASE
-------------        ---------   ----------   ---------   ----------
Anchors .........     $159.88       1.5%       $248.37      (0.2%)
Stores ..........     $308.68       7.5%       $205.87       1.6%
Total ...........     $229.13       2.6%       $244.26       0.2%

     Portfolio occupancy statistics by property type are summarized below:

                                                            OCCUPANCY(1)(2)
                                           -----------------------------------------------
                                           6/30/00  3/31/00   12/31/99  9/30/99    6/30/99
                                           -------  -------   --------  -------    -------
Mall Anchors .........................      99.0%     99.0%     98.8%     97.3%     97.5%
Mall Stores ..........................      82.7%     83.5%     84.8%     82.9%     81.9%
Mall Stores Comparable 12 Months .....      82.5%     83.4%     85.0%     82.9%     81.9%
Total Mall Portfolio .................      92.8%     93.0%     93.4%     91.9%     91.8%

Community Center Anchors .............      96.9%     97.2%     98.3%     97.5%     97.5%
Community Center Stores ..............      89.6%     90.6%     90.8%     89.1%     89.1%
Total Community Centers ..............      95.2%     95.7%     96.5%     95.5%     95.6%
Single Tenant Retail Properties ......     100.0%     92.2%     92.2%     92.2%     92.2%
Total Community Center Portfolio .....      95.6%     95.3%     96.1%     95.2%     95.2%

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                                 THREE MONTHS               SIX MONTHS
                                                                ENDED JUNE 30,            ENDED JUNE 30,
                                                             --------------------      --------------------
                                                              2000          1999         2000         1999
                                                              ----          ----         ----         ----
Net income available to common shareholders ............     $ 3,747      $ 4,315      $ 8,043      $ 9,406
Add back (less):
     Real estate depreciation and amortization .........      11,050        9,591       22,052       18,904
     GRT share of joint venture depreciation
        and amortization ...............................       4,036        2,414        7,963        4,743
     (Gain) loss on sales of depreciated property ......        (113)                     (574)
     (Gain) loss on sales of undepreciated property ....        (618)                   (1,426)
     Extraordinary item ................................          70          295           70          295
     Minority interest in operating partnership ........         466          451          992        1,078
                                                             -------      -------      -------      -------
Funds from operations ..................................     $18,638      $17,066      $37,120      $34,426
                                                             =======      =======      =======      =======

Funds from operations ..................................     $18,638      $17,066      $37,120      $34,426
Add back (less):
     Capital expenditures ..............................      (5,260)      (1,589)      (7,278)      (2,738)
     Straight-line of minimum rents ....................        (339)        (571)        (759)      (1,101)
     Straight-line of ground lease expense .............           1           11            7           27
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents ..................        (483)        (744)        (866)      (1,057)
                                                             -------      -------      -------      -------
Adjusted funds from operations .........................     $12,557      $14,173      $28,224      $29,557
                                                             =======      =======      =======      =======

         FFO increased 9.2%, or $1.6 million for the three months ended June 30, 2000. The increase was the result of the Company's continuous focus on its core portfolio. Property net operating income increased $2.9 million and FFO from unconsolidated entities increased $4.6 million. These increases were partially offset by an increase in net interest expense of $4.8 million, an increase in non-real estate depreciation and amortization of $500,000 and an increase in preferred stock dividends of $600,000.

         FFO increased 7.8%, or $2.7 million for the six months ended June 30, 2000. The increase was the result of the Company's continuous focus on its core portfolio. Property net operating income increased $6.3 million, FFO from unconsolidated entities increased $7.1 million and general and administrative expense decreased $300,000. These increases were partially offset by an increase in net interest expense of $9.4 million, an increase in non-real estate depreciation and amortization of $900,000 and an increase in preferred stock dividends of $700,000.

ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS No. 133 effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. It also prescribes specific accounting principles to be applied to hedging activities and hedging transactions, which are significantly different from prior accounting principles. The Company has began the process for adopting SFAS No. 133 but has not yet determined its impact.

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

         With respect to its Year 2000 reliability and condition of its non-IT systems, there were a total of three non-IT related issues that involved display issues which have been fixed.

         The costs incurred by the Company have been less then $100,000 and the Company has not experienced any material adverse effect due to failure of any of its or its partner's systems. Our tenants did not report any failures.

         Even though the Company has successfully completed the year-end financial reporting with minimal impact, and first six months with no impact, we continue to exercise caution as we approach other critical dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risk associated with long-term, floating rate debt. At June 30, 2000 and 1999, approximately 59.8% and 64.2%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.3 years and 6.8 years, respectively, and weighted-average interest rates of approximately 7.542% and 7.416%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 8.633% and 6.781%, respectively.

         At June 30, 2000 and 1999, the fair value of the Company's debt was $876.9 million and $850.3 million, respectively, compared to its carrying amounts of $893.3 million and $861.7 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2000 and 1999, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.0 million in both years and decrease the fair value of debt by approximately $19.0 million and $10.0 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.0 million in both years and increase the fair value of debt by approximately $20.1 million and $24.7 million, at the respective balance sheet dates.

                                     PART II

                                OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS
                 None

    ITEM 2.      CHANGES IN SECURITIES
                 None

    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                 None

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 An annual meeting of shareholders was held on May 10, 2000. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                 Votes of 20,800,280 shares were cast for the election of William G. Cornely as a Trustee; votes of 295,298 shares were withheld.

                 Votes of 20,789,261 shares were cast for the election of Wayne
                 S. Doran as a Trustee; votes of 306,317 shares were withheld.

                 Votes of 20,785,020 shares were cast for the election of David
                 J. Glimcher as a Trustee; votes of 310,558 shares were withheld.

                 Votes of 20,790,410 shares were cast for the election of Herbert Glimcher as a Trustee; votes of 305,169 shares were withheld.

                 Votes of 20,792,728 shares were cast for the election of Harvey Weinberg as a Trustee; votes of 302,850 shares were withheld.

                 In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                 Votes of 21,011,167 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 42,102 shares were against; and votes of 42,310 shares abstained. In addition, there were no broker non-votes in connection with such proposal.

    ITEM 5.      OTHER INFORMATION
                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  10.115 Consolidated, Amended and Restated Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents by Glimcher Properties Limited Partnership/Glimcher York Associates Limited Partnership/Glimcher Development Corporation to Prudential Securities Credit Corp., LLC, dated as of June 30, 2000.

                  10.116 Consolidated, Amended and Restated Note dated as of June 30, 2000, issued by Glimcher Properties Limited Partnership in the amount of one hundred twenty seven million five hundred thousand dollars ($127,500,000).

                  27.1 Financial Data Schedule (filed for EDGAR filing purposes only).

                  (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST




August 10, 2000            /s/ Herbert Glimcher
---------------            -----------------------------------------------------
(Date)                     Herbert Glimcher, Chairman of the Board and
                           Chief Executive Officer (Principle Executive Officer)




August 10, 2000            /s/ William G. Cornely
---------------            -----------------------------------------------------
(Date)                     William G. Cornely, Executive Vice President
                           Chief Operating Officer & Chief Financial Officer