Form 10-Q/A
period 2000-06-30
GLIMCHER REALTY TRUST
filed 2000-09-27
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 1



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

                                  1 of 11 pages

RIDER 1


                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 of the Registrant amends and restates in its entirety Item 2 of Part 1.


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

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                          MALLS             CENTERS              TOTAL           TOTAL
                                          -----             -------              -----           -----
         Same center..................     $0.8              $ 0.0                $0.8            2.1%
         Acquisitions/Developments....      2.7                0.0                 2.7            7.2

         Dispositions.................      0.0               (0.3)               (0.3)          (0.8)%
                                           ----              -----                ----           ----
                                           $3.5              $(0.3)               $3.2            8.5%
                                           ====              =====                ====           ====

Percentage rents

         Percentage rents decreased $230,000 for the three months ended June 30, 2000. This decrease was primarily attributable to the prior year reflecting a catch-up adjustment upon final sales reporting at one of the malls.

Tenant recoveries

Tenant recoveries reflect a net increase of 14.1%, or $1.7 million, for the six months ended June 30, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------------------------------
                                                             COMMUNITY                          PERCENT
                                           MALLS             CENTERS            TOTAL            TOTAL
                                           -----             -------            -----            -----
         Same center..................     $0.6                $0.1               $0.7            5.8%
         Acquisitions/Developments....      1.0                 0.0                1.0            8.3
                                           ----                ----               ----           ----
                                           $1.6                $0.1               $1.7           14.1%
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

                                                           INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------------------------------
                                                            COMMUNITY                            PERCENT
                                          MALLS             CENTERS              TOTAL           TOTAL
                                          -----             -------              -----           -----
         Same center..................     $0.7               $0.1                $0.8            6.1%
         Acquisitions/Developments....      1.4                0.0                 1.4           10.8
                                           ----               ----                ----           ----
                                           $2.1               $0.1                $2.2           16.9%
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

                                                                   THREE MONTHS ENDED JUNE 30,
                                                   ------------------------------------------------------
                                                          2000                1999            INC. (DEC.)
                                                          ----                ----            -----------
         Average loan balance..................... $  1,067,675         $  1,021,501          $  46,174
         Average rate.............................         7.80%                7.11%             0.69%

         Total interest........................... $     20,820         $     18,157             $2,663
         Less:  Capitalized interest..............         (259)              (1,667)             1,408
         Other (1)................................         (233)              (1,350)             1,117
                                                   -------------        ------------          ---------
         Interest expense......................... $     20,328         $     15,140          $   5,188
                                                   ============         ============          =========

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

                                                           INCREASE (DOLLARS IN MILLIONS)
                                        ----------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                           MALLS              CENTERS             TOTAL           TOTAL
                                           -----              -------             -----           -----
         Same center..................     $1.5                $0.4               $1.9            2.5%
         Acquisitions/Developments....      5.1                 0.0                5.1            6.8
         Dispositions.................      0.0                (0.7)              (0.7)          (0.9)
                                           ----               -----               ----           ----
                                           $6.6               $(0.3)              $6.3            8.4%
                                           ====               =====               ====           ====

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

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         ----------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                           MALLS              CENTERS            TOTAL            TOTAL
                                           -----              -------            -----            -----
         Same center..................     $0.6                $0.2               $0.8             3.1%
         Acquisitions/Developments....      2.8                 0.0                2.8            10.8
                                           ----                ----               ----            ----
                                           $3.4                $0.2               $3.6            13.9%
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

                                                                     SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------
                                                          2000               1999             INC. (DEC.)
                                                          ----               ----             -----------
         Average loan balance.....................  $  1,067,280       $  1,016,716           $   50,564
         Average rate.............................          7.71%              7.14%               0.57%

         Total interest...........................  $     41,144       $     36,297           $    4,847
         Less:  Capitalized interest..............          (490)            (3,374)               2,884
         Other (1)................................          (453)            (2,900)               2,447
                                                    ------------       ------------           ----------
         Interest expense.........................  $     40,201       $     30,023           $   10,178
                                                    ============       ============           ==========

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

PORTFOLIO DATA


         Tenants reporting sales data in the table below for the twelve month periods ended June 30, 2000, and 1999, represent 19.1 million square feet of GLA, or 73.8% of the "same store" population.



                                                        MALLS                        COMMUNITY CENTERS
                                             --------------------------     ---------------------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE         SALES PSF          % INCREASE
     -------------                           ---------       ----------     ------------------     ----------

     Anchors............................       $159.88          1.5%             $248.37               0.5%
     Stores.............................       $293.46          2.5%             $200.97               5.3%
     Total..............................       $223.90          2.1%             $243.73               0.9%


     Portfolio occupancy statistics by property type are summarized below:

                                                                   OCCUPANCY (1) (2)
                                           ---------------------------------------------------------------
                                             6/30/00      3/31/00     12/31/99       9/30/99      6/30/99
                                             -------      -------     --------       -------      -------

     Mall Anchors........................    99.0%         99.0%        98.8%         97.3%        97.5%
     Mall Stores.........................    82.7%         83.5%        84.8%         82.9%        81.9%
     Mall Stores Comparable 12 Months....    82.5%         83.4%        85.0%         82.9%        81.9%
     Total Mall Portfolio................    92.8%         93.0%        93.4%         91.9%        91.8%

     Community Center Anchors............    96.9%         97.2%        98.3%         97.5%        97.5%
     Community Center Stores.............    89.6%         90.6%        90.8%         89.1%        89.1%
     Total Community Centers.............    95.2%         95.7%        96.5%         95.5%        95.6%
     Single Tenant Retail Properties.....   100.0%         92.2%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....    95.6%         95.3%        96.1%         95.2%        95.2%

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

The following table illustrates the calculation of FFO for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                            --------------------------    --------------------
                                                               2000              1999         2000          1999
                                                               ----              ----         ----          ----
Net income available to common shareholders................ $   3,747       $    4,315    $   8,043    $    9,406
Add back (less):
     Real estate depreciation and amortization.............    11,050            9,591       22,052        18,904
     GRT share of joint venture depreciation
        and amortization...................................     4,036            2,414        7,963         4,743
     (Gain) loss on sales of depreciated property..........      (113)                         (574)
     (Gain) loss on sales of undepreciated property........      (618)                       (1,426)
     Extraordinary item....................................        70              295           70           295
     Minority interest in operating partnership............       466              451          992         1,078
                                                             ---------       ---------     --------      --------
Funds from operations......................................  $ 18,638        $  17,066     $ 37,120      $ 34,426
                                                             ========        =========     ========      ========

Funds from operations......................................  $ 18,638        $  17,066     $ 37,120      $ 34,426
Add back (less):
     Capital expenditures..................................    (5,260)          (1,589)      (7,278)       (2,738)
     Straight-line of minimum rents........................      (339)            (571)        (759)       (1,101)
     Straight-line of ground lease expense.................         1               11            7            27
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents......................      (483)            (744)        (866)       (1,057)
                                                             ---------       ---------     --------      --------
Adjusted funds from operations.............................  $ 12,557        $  14,173     $ 28,224      $ 29,557
                                                             =========       =========     ========      ========

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


                              GLIMCHER REALTY TRUST





September 26, 2000        /s/ Herbert Glimcher
---------------------     ------------------------------------------------------
(Date)                    Herbert Glimcher, Chairman of the Board and
                          Chief Executive Officer (Principle Executive Officer)




September 26, 2000        /s/ William G. Cornely
---------------------     ------------------------------------------------------
(Date)                    William G. Cornely, Executive Vice President
                          Chief Operating Officer & Chief Financial Officer