Form 10-Q
period 2000-09-30
GLIMCHER REALTY TRUST
filed 2000-11-06
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

COMMON SHARES OF BENEFICIAL INTEREST,
    PAR VALUE $0.01 PER SHARE                    NEW YORK STOCK EXCHANGE
    9 1/4% SERIES B CUMULATIVE                   NEW YORK STOCK EXCHANGE
   REDEEMABLE PREFERRED SHARES OF
     BENEFICIAL INTEREST,
    PAR VALUE $0.01 PER SHARE

                     -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO___

As of October 31, 2000 there were 23,815,896 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                 1 of 23 pages

                             GLIMCHER REALTY TRUST
                                   FORM 10-Q

                                     INDEX
                                     -----

PART I: FINANCIAL INFORMATION                                              PAGE
                                                                           ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999                                                 3

         Consolidated Statements of Operations for the three months ended
            September 30, 2000 and 1999                                       4

         Consolidated Statements of Operations for the nine months ended
            September 30, 2000, and 1999                                      5

         Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999                                       6

         Notes to Consolidated Financial Statements                           7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              22

     Item 2.  Changes in Securities                                          22

     Item 3.  Defaults Upon Senior Securities                                22

     Item 4.  Submission of Matters to a Vote of Security Holders            22

     Item 5.  Other Information                                              22

     Item 6.  Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                   23


                                                    PART 1

                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             GLIMCHER REALTY TRUST

                                          CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                    ASSETS

                                                                              SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                              ------------------    -----------------

Investment in real estate:
  Land .......................................................................      $   183,657          $   182,559
  Buildings, improvements and equipment ......................................        1,337,509            1,358,901
  Developments in progress:
     Land ....................................................................            7,166                8,221
     Developments ............................................................           12,675                8,771
                                                                                    -----------          -----------
                                                                                      1,541,007            1,558,452
  Less accumulated depreciation ..............................................          211,639              183,487
                                                                                    -----------          -----------
     Net investment in real estate ...........................................        1,329,368            1,374,965
Cash and cash equivalents ....................................................            7,528                9,039
Cash in escrow ...............................................................           22,020               24,553
Investment in and advances to unconsolidated entities ........................          125,436              121,777
Tenant accounts receivable, net ..............................................           41,340               37,167
Deferred expenses, net .......................................................           16,341               12,173
Prepaid and other assets .....................................................            9,391                6,376
                                                                                    -----------          -----------
                                                                                    $ 1,551,424          $ 1,586,050
                                                                                    ===========          ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .......................................................      $   867,651          $   907,229
Notes payable ................................................................          160,000              125,000
Accounts payable and accrued expenses ........................................           40,557               45,180
Distributions payable ........................................................           18,630               23,018
                                                                                    -----------          -----------
                                                                                      1,086,838            1,100,427
Commitments and contingencies

Minority interest in partnership .............................................           29,695               29,963

Redeemable preferred shares:
    Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of September 30, 2000 and December 31, 1999, respectively ............           90,000               90,000

Shareholders' equity:
    Series B cumulative preferred shares of beneficial interest, $0.01 par
     value, 5,118,000 shares issued and outstanding ..........................          127,950              127,950
    Common shares of beneficial interest, $0.01 par value, 23,809,052 and
     23,764,879 shares issued and outstanding as of September 30, 2000
     and December 31, 1999, respectively .....................................              238                  238
  Additional paid-in capital .................................................          355,772              353,856
  Distributions in excess of accumulated earnings ............................         (139,069)            (116,384)
                                                                                    -----------          -----------
                                                                                    $ 1,551,424          $ 1,586,050
                                                                                    ===========          ===========

            The accompanying notes are an integral part of these consolidated financial statements.


                                             GLIMCHER REALTY TRUST

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                  (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     2000               1999
                                                                                   --------           --------
Revenues:
     Minimum rents ........................................................        $ 40,238           $ 37,860
     Percentage rents .....................................................           1,562              1,490
     Tenant recoveries ....................................................          13,850             12,038
     Other ................................................................           3,716              2,955
                                                                                   --------           --------

           Total revenues .................................................          59,366             54,343
                                                                                   --------           --------
Operating expenses:
     Real estate taxes ....................................................           5,527              5,005
    Recoverable operating expenses ........................................           9,427              8,477
                                                                                   --------           --------

                                                                                     14,954             13,482
    Other operating expenses ..............................................           1,413              1,237
                                                                                   --------           --------
           Total operating expenses .......................................          16,367             14,719
                                                                                   --------           --------

       Property net operating income ......................................          42,999             39,624

Depreciation and amortization .............................................          13,175             10,710
General and administrative ................................................           2,660              2,199
Gain (loss) on sales of property/outparcels ...............................             541              2,203
Interest income ...........................................................             714                288
Interest expense ..........................................................          20,413             15,420
Equity in income (loss) of unconsolidated entities ........................           2,048                (76)
Minority interest in operating partnership ................................             459                871
                                                                                   --------           --------
Income before extraordinary item ..........................................           9,595             12,839
Extraordinary item:
    Extinguishment of debt prepayment fees and write-off of deferred
      financing fees ......................................................             373                250
                                                                                   --------           --------
       Net income .........................................................           9,222             12,589
Preferred stock dividends .................................................           5,615              5,521
                                                                                   --------           --------

       Net income available to common shareholders ........................        $  3,607           $  7,068
                                                                                   ========           ========

Earnings per share before extraordinary item (basic) ......................        $   0.17           $   0.31
Extraordinary item ........................................................        $   0.01           $   0.01
Earnings per share (basic) ................................................        $   0.15           $   0.30

Earnings per share before extraordinary item (diluted) ....................        $   0.16           $   0.31
Extraordinary item ........................................................        $   0.01           $   0.01
Earnings per share (diluted) ..............................................        $   0.15           $   0.30

Cash distributions declared per common share of beneficial interest .......        $ 0.4808           $ 0.4808
                                                                                   ========           ========









            The accompanying notes are an integral part of these consolidated financial statements.



                                             GLIMCHER REALTY TRUST

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                  (UNAUDITED)
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       2000               1999
                                                                                    ---------           ---------
Revenues:
     Minimum rents .........................................................        $ 122,297           $ 113,595
     Percentage rents ......................................................            3,779               3,874
     Tenant recoveries .....................................................           40,800              35,965
     Other .................................................................           10,427               8,254
                                                                                    ---------           ---------
       Total revenues ......................................................          177,303             161,688
                                                                                    ---------           ---------
Operating expenses:
    Real estate taxes ......................................................           16,918              14,937
    Recoverable operating expenses .........................................           27,698              24,576
                                                                                    ---------           ---------
                                                                                       44,616              39,513
    Other operating expenses ...............................................            4,458               3,633
                                                                                    ---------           ---------
       Total operating expenses ............................................           49,074              43,146
                                                                                    ---------           ---------

       Property net operating income .......................................          128,229             118,542

Depreciation and amortization ..............................................           38,216              31,702
General and administrative .................................................            7,440               7,315
Gain (loss) on sales of property/outparcels ................................            2,541               2,203
Interest income ............................................................            1,948                 774
Interest expense ...........................................................           60,614              45,443
Equity in income (loss) of unconsolidated entities .........................            3,879              (2,072)
Minority interest in operating partnership .................................            1,451               1,949
                                                                                    ---------           ---------
Income before extraordinary item ...........................................           28,876              33,038
Extraordinary item:
    Extinguishment of debt prepayment fees and write-off of deferred
       financing fees ......................................................              443                 545
                                                                                    ---------           ---------
       Net income ..........................................................           28,433              32,493
Preferred stock dividends ..................................................           16,783              16,019
                                                                                    ---------           ---------
       Net income available to common shareholders .........................        $  11,650           $  16,474
                                                                                    =========           =========

Earnings per share before extraordinary item (basic) .......................        $    0.51           $    0.71
Extraordinary item .........................................................        $    0.02           $    0.02
Earnings per share (basic) .................................................        $    0.49           $    0.69

Earnings per share before extraordinary item (diluted) .....................        $    0.50           $    0.71
Extraordinary item .........................................................        $    0.02           $    0.02
Earnings per share (diluted) ...............................................        $    0.49           $    0.69

Cash distributions declared per common share of beneficial interest ........        $  1.4424           $  1.4424
                                                                                    =========           =========









            The accompanying notes are an integral part of these consolidated financial statements.



                                             GLIMCHER REALTY TRUST

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                  (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)

                                                                                          2000               1999
                                                                                       ---------           ---------
Cash flows from operating activities:
     Net income .................................................................      $  28,433           $  32,493
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ...................................          2,046               1,819
              Depreciation and amortization .....................................         38,216              31,702
              Extraordinary loss on long term debt extinguisment ................            443                 545
              Equity in (income) loss of unconsolidated entities ................         (3,879)              2,072
              (Gain) loss on sale of property/outparcels ........................         (2,541)             (2,203)
              Minority interest in operating partnership ........................          1,451               1,949
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ...................................         (6,219)               (828)
              Deferred expenses, prepaid and other assets .......................          3,735               1,015
              Accounts payable and accrued expenses .............................         (3,927)              4,133
                                                                                       ---------           ---------

                 Net cash provided by operating activities ......................         57,758              72,697
                                                                                       ---------           ---------

Cash flows from investing activities:
         Additions to investment in real estate .................................        (18,335)            (22,214)
         Proceeds from unconsolidated entities, net .............................          3,965               5,069
         Proceeds from sales of properties/outparcels ...........................         32,779               1,510
         Withdrawals from (payments to) cash in escrow ..........................          2,533              (7,240)
         Additions to deferred expenses, prepaid and other assets ...............        (15,943)             (3,877)
                                                                                       ---------           ---------

                 Net cash provided by (used in) investing activities ............          4,999             (26,752)
                                                                                       ---------           ---------

Cash flows from financing activities:
         Proceeds from (payments to) revolving line of credit, net ..............         35,000             (18,800)
         Proceeds from issuance of mortgage and notes payable ...................        199,687             199,104
         Principal payments on mortgage and notes payable .......................       (239,453)           (166,778)
         Net proceeds from issuance of shares ...................................            408                 391
         Cash distributions .....................................................        (59,910)            (51,406)
                                                                                       ---------           ---------

                 Net cash used in financing activities ..........................        (64,268)            (37,489)
                                                                                       ---------           ---------

Net change in cash and cash equivalents .........................................         (1,511)              8,456

Cash and cash equivalents, at beginning of period ...............................          9,039               8,949
                                                                                       ---------           ---------

Cash and cash equivalents, at end of period .....................................      $   7,528           $  17,405
                                                                                       =========           =========





            The accompanying notes are an integral part of these consolidated financial statements.

                             GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.        BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.1% and 88.9% owned by GRT at September 30, 2000 and December 31, 1999, respectively), six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), three Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC and Glimcher Lloyd Venture, LLC), one Colorado limited liability company ("Olathe Mall LLC") and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for each of the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The December 31, 1999 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 1999.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $2,022 and $1,418 for real estate improvements as of September 30, 2000 and 1999, respectively. During the third quarter, the Company issued 260,583 new Operating Partnership units with a value of $4.0 million in connection with the Polaris Mall LLC transaction.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2000 presentation.

         2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of Glimcher Development Corporation, a 50.00% interest in Johnson City Venture, LLC, a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 30.00% interest in Jersey Gardens Center, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Eastland Mall, LLC and a 39.29% interest in Polaris Mall, LLC.

                             GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The equity in income (loss) of unconsolidated entities for the period January 1, 1999 to September 30, 1999 includes the Company's 45.00% interest in Great Plains MetroMall, LLC. Effective October 1, 1999, the Company acquired an additional 10.00% interest and Great Plains MetroMall, LLC is included in the consolidated financial statements from that date.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                                    SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                    ------------------        -----------------
Assets:
    Investment properties at cost, net.............................      $   666,538                $ 635,834
    Other assets...................................................           79,370                   58,901
                                                                         -----------                ---------
                                                                         $   745,908                $ 694,735
                                                                         ===========                =========
Liabilities and Members' Equity:...................................
    Mortgage notes payable.........................................      $   489,313                $ 458,211
    Accounts payable and accrued expenses..........................           72,877                   62,996
                                                                         -----------                ---------
                                                                             562,190                  521,207
    Members' equity................................................          183,718                  173,528
                                                                         -----------                ---------
                                                                         $   745,908                $ 694,735
                                                                         ===========                =========
Operating Partnership's share of:
    Members' equity................................................      $    92,099                $ 103,592
                                                                         ===========                =========
RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
    INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity....................................................      $    92,099                $ 103,592
Advances and additional costs......................................           33,337                   18,185
                                                                         -----------                ---------
Investment in unconsolidated entities..............................      $   125,436                $ 121,777
                                                                         ===========                =========

STATEMENTS OF OPERATIONS

                                                             FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            ------------------------         ------------------------
                                                              2000            1999             2000            1999
                                                            --------        --------         --------        --------
Total revenues ...........................................  $ 32,727        $ 23,847         $ 95,625        $ 69,810
Operating expenses .......................................    12,750          10,513           36,355          30,934
                                                            --------        --------         --------        --------
Net operating income .....................................    19,977          13,334           59,270          38,876
Depreciation and amortization ............................     5,793           4,393           17,967          13,000
Other income/expenses ....................................       291             362            2,519           2,862
Interest expense, net ....................................     9,909           7,470           29,070          21,464
                                                            --------        --------         --------        --------
Income before extraordinary item .........................     3,984           1,109            9,714           1,550
Extraordinary item .......................................       198                              277
                                                            --------        --------         --------        --------
Net income (loss) ........................................  $  3,786        $  1,109         $  9,437        $  1,550
                                                            ========        ========         ========        ========

Operating Partnership's share of net income (loss) .......  $  1,850        $    (76)        $  3,624        $ (2,072)
                                                            ========        ========         ========        ========



                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
------------------------------------------------------------------------------------------------------------------------
                                        2000          1999         2000        1999
                                        ----          ----         ----        ----
Glimcher Holdings L.P............    $            $   25,000                  6.935%     (a)
Glimcher Holdings L.P. - Loan B..     40,000          40,000      7.505%      7.505%     (a)     $40,000   Feb. 1, 2003
Glimcher Centers L.P.............                     73,052                  7.625%     (a)
Grand Central L.P................      51,753         52,105      7.180%      7.180%     (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P.        57,225         57,656      6.890%      6.890%     (b)        (c)        (c)
University Mall L.P..............      69,301         69,910      7.090%      7.090%     (b)       (d)         (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)      40,000   Aug. 30, 2001
Montgomery Mall Associates, L.P.       46,780         47,133      6.740%      6.740%     (b)        (e)        (e)
Weberstown Mall, LLC ............      20,281         20,407      7.430%      7.430%     (b)      19,151    May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000  Oct. 11, 2001
Great Plains Metro Mall, LLC.....      42,000         54,892        (g)         (h)      (a)      42,000   July 1, 2002
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      88,016         89,420      8.460%        (i)      (b)      63,346   July 1, 2009
    Other Mortgage Notes.........      47,038         60,458        (j)         (j)      (b)      37,751       (k)
    Other Bridge Facilities......     148,246         43,725        (l)        (l)       (a)     148,246       (m)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (n)      19,000   Nov. 1, 2028
    Construction Loans...........      18,011         34,471        (o)         (o)    (a),(b)    17,899       (p)
                                     --------      ---------
Total Mortgage Notes Payable.....    $867,651      $ 907,229
                                     ========      =========



(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest.
(c)  The loan matures in September 2028, with an optional prepayment date in 2008.
(d)  The loan matures in January 2028, with an optional prepayment date in 2013.
(e)  The loan matures in August 2028, with an optional prepayment date in 2005.
(f)  Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (7.870% at September 30, 2000) and 200-275 basis points (7.720% at
     December 31, 1999).
(g)  Interest rate of LIBOR (capped at 8.000% until maturity) plus 355 basis points (10.18% at September 30, 2000).
(h)  Interest rate of LIBOR plus 250 basis points (7.938% at December 31, 1999).
(i)  Interest rate of LIBOR plus 210 basis points (8.179% at December 31, 1999).
(j)  Interest rates ranging from 7.875% to 8.75%.
(k)  Final maturity dates ranging from June 2001 to April 2016.
(l)  Interest rates ranging from LIBOR plus 175-200 basis points (8.370%-8.688%
     at September 30, 2000) and 200-275 basis points (8.500%-9.227% at December
     31, 1999).
(m)  Final maturity dates ranging from March 2001 to October 2001.
(n)  The loan requires semi-annual payments of interest.
(o)  Interest rates ranging from 8.541%-8.641% at September 30, 2000 and 8.376%-8.476% at December 31,
     1999.
(p)  Final maturity dates ranging from February 2001 to May 2001.

         All mortgage notes payable are collateralized by certain properties owned by the respective partnerships with net book value of $1,311,951 and $1,217,603 at September 30, 2000 and December 31, 1999, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.

4.       NOTES PAYABLE

         On June 17, 1999, the Company, through the Operating Partnership, amended its existing revolving line of credit (the "Credit Facility"). The amended Credit Facility provides the Company with the ability to borrow up-to $170,000, extends the term through January 31, 2001, is collateralized with first mortgage liens on three properties and currently bears interest at a rate equal to LIBOR plus 190 basis points per annum (8.518% at September 30, 2000). Payments due under the Credit Facility are guaranteed by GRT and the Operating Partnership.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table below:

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                               2000                                1999
                                                   -----------------------------      ----------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----

BASIC EPS
  Income available to common shareholders.......    $ 3,607     23,804   $  0.15      $  7,068     23,748    $0.30

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        459      3,053                     871      2,965
  Options.......................................                   157                                 40

DILUTED EPS
                                                   --------     ------   -------      --------     ------    -----
  Income available plus assumed conversions.....   $  4,066     27,014   $  0.15      $  7,939     26,753    $0.30
                                                   ========    =======   =======      ========     ======    =====

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                               2000                            1999
                                                   -----------------------------    ------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE

BASIC EPS
  Income available to common shareholders.......    $11,650     23,788    $ 0.49      $16,474      23,734    $0.69

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................      1,451      2,995                  1,949       2,967
  Options.......................................                    50                                 35

DILUTED EPS
                                                   --------     ------   -------      -------      ------    -----
  Income available plus assumed conversions.....   $ 13,101     26,833   $  0.49      $18,423      26,736    $0.69
                                                   ========    =======   =======      =======      ======    =====

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 2000:

         Balance, January 1, 2000..................................           $  (116,384)
              Distributions declared, $1.4424 per share............               (34,335)
              Preferred stock dividends............................               (16,783)
              Net income...........................................                28,433
                                                                              -----------
         Balance, September 30, 2000...............................           $  (139,069)
                                                                              ===========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.       SEGMENT REPORTING

         Selected information about operating segments of the Company is summarized in the table below:

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                        ------------------------------------------------------------

                                                                         COMMUNITY
                                                            MALLS          CENTERS        CORPORATE          TOTAL
                                                        ----------       ----------       ---------       ----------

         Total revenues .........................       $   40,946       $   18,420       $               $   59,366
         Total operating expenses ...............           13,851            2,516                           16,367
                                                        ----------       ----------       ---------       ----------
         Property net operating income ..........       $   27,095       $   15,904       $               $   42,999
                                                        ==========       ==========       =========       ==========

         Net investment in real estate ..........       $  835,659       $  487,641       $   6,068       $1,329,368
                                                        ==========       ==========       =========       ==========

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                        -----------------------------------------------------------

                                                                         COMMUNITY
                                                           MALLS           CENTERS        CORPORATE          TOTAL
                                                        ----------       ----------       ---------       ----------

         Total revenues .........................       $   34,312       $   20,031       $               $   54,343
         Total operating expenses ...............           11,237            3,482                           14,719
                                                        ----------       ----------       ---------       ----------
         Property net operating income ..........       $   23,075       $   16,549       $               $   39,624
                                                        ==========       ==========       =========       ==========

         Net investment in real estate ..........       $  747,445       $  528,659       $   4,773       $1,280,877
                                                        ==========       ==========       =========       ==========

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                        ------------------------------------------------------------

                                                                         COMMUNITY
                                                           MALLS           CENTERS        CORPORATE          TOTAL
                                                        ----------       ----------       ---------       ----------

         Total revenues .........................       $  119,024       $   58,279       $               $  177,303
         Total operating expenses ...............           39,461            9,613                           49,074
                                                        ----------       ----------       ---------       ----------
         Property net operating income ..........       $   79,563       $   48,666       $               $  128,229
                                                        ==========       ==========       =========       ==========

         Net investment in real estate ..........       $  835,659       $  487,641       $   6,068       $1,329,368
                                                        ==========       ==========       =========       ==========

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                        ------------------------------------------------------------

                                                                         COMMUNITY
                                                           MALLS           CENTERS        CORPORATE          TOTAL
                                                        ----------       ----------       ---------       ----------

         Total revenues .........................       $  101,555       $   60,133       $               $  161,688
         Total operating expenses ...............           32,582           10,564                           43,146
                                                        ----------       ----------       ---------       ----------
         Property net operating income ..........       $   68,973       $   49,569       $               $  118,542
                                                        ==========       ==========       =========       ==========

         Net investment in real estate ..........       $  747,445       $  528,659       $   4,773       $1,280,877
                                                        ==========       ==========       =========       ==========

8.       CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of certain joint ventures in which the Company is an equity member.

         In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of 50.0% of the outstanding obligation on the indebtedness on the Property.

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and payment of interest on the senior portion of the construction facility to a maximum of $30,000 until the Property achieves a coverage ratio of 1.25.

         As of September 30, 2000, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry, the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased 9.2%, or $5.0 million, for the three months ended September 30, 2000. Of the $5.0 million increase, $5.9 million was the result of increased revenues at the malls, $1.6 million was the result of decreased revenues at the community centers (including a $1.1 million decrease from dispositions) and $760,000 was related to other revenue increases. Mall acquisitions for the three month period ended September 30, 2000, reflects the inclusion of The Great Mall of the Great Plains in the consolidated financial statements effective October 1, 1999, as a result of an increase in the Company's ownership to 55.0% at that date.

Minimum rents

         Minimum rents increased 6.3%, or $2.4 million, for the three months ended September 30, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                           -----------------------------------------------------------
                                                           COMMUNITY                           PERCENT
                                           MALLS            CENTERS             TOTAL           TOTAL
                                           -----            -------             -----           -----

         Same center..................     $1.3              $ 0.1               $ 1.4            3.7%
         Acquisitions/Developments....      2.0                0.0                 2.0            5.2
         Dispositions.................      0.0               (1.0)               (1.0)          (2.6)
                                           ----              -----               -----          -----
                                           $3.3              $(0.9)              $ 2.4            6.3%
                                           ====              =====               =====          =====

Tenant recoveries

Tenant recoveries reflect a net increase of 15.1%, or $1.8 million, for the three months ended September 30, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           -----------------------------------------------------------
                                                            COMMUNITY                          PERCENT
                                           MALLS             CENTERS             TOTAL           TOTAL
                                           -----             -------             -----           -----

         Same center..................     $1.2               $(0.3)              $0.9            7.5%
         Acquisitions/Developments....      1.0                 0.0                1.0            8.4
         Dispositions.................      0.0                (0.1)              (0.1)          (0.8)
                                           ----               -----               ----           ----
                                           $2.2               $(0.4)              $1.8           15.1%
                                           ====               =====               ====           ====

Other revenues

         The $760,000 increase in other revenues is primarily the result of a net increase of $370,000 in management fee revenues from the joint ventures as a result of the opening of Jersey Gardens in October 1999, an increase of $190,000 in temporary tenant income at the malls and an increase of $200,000 in other income items.

OPERATING EXPENSES

         Total operating expenses increased 11.2%, or $1.6 million, for the three months ended September 30, 2000. Recoverable expenses increased $1.5 million and other operating expenses increased $100,000.

Recoverable expenses

         Recoverable expenses increased 10.9%, or $1.5 million for the three months ended September 30, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------------
                                                             COMMUNITY                          PERCENT
                                          MALLS               CENTERS            TOTAL           TOTAL
                                          -----               -------            -----           -----

         Same center..................     $0.9               $(0.5)              $0.4            2.9%
         Acquisitions/Developments....      1.4                 0.0                1.4           10.2
         Dispositions.................      0.0                (0.3)              (0.3)          (2.2)
                                           ----               -----               ----           ----
                                           $2.3               $(0.8)              $1.5           10.9%
                                           ====               =====               ====           ====

Provision for credit losses

         The provision for credit losses was approximately $660,000 and represented 1.1% of tenant revenues for both the three months ended September 30, 2000 and 1999.

DEPRECIATION AND AMORTIZATION

         The $2.5 million increase in depreciation and amortization consists primarily of an increase of $1.7 million from mall acquisitions and an increase of $1.0 million in the core portfolio properties and corporate assets, offset with a $200,000 decrease from dispositions.

GENERAL AND ADMINISTRATIVE

         General and administrative expense was $2.7 million and represented 4.5% of total revenues for the three months ended September 30, 2000, compared to $2.2 million and 4.0% of total revenues for the corresponding period in 1999. The $500,000 increase consists primarily of increases in state and local taxes of $190,000 and increases in wages and benefits of $160,000.


GAIN ON SALES

         During the third quarter of 2000, the Company completed $31.4 million in asset sales and recognized net gains of $540,000.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 32.4%, or $5.0 million for the three months ended September 30, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------
                                                          2000                  1999                INC. (DEC.)
                                                          ----                  ----                -----------

         Average loan balance .....................   $ 1,053,113            $ 1,031,254            $    21,859
         Average rate .............................          7.99%                  7.27%                  0.72%

         Total interest ...........................   $    21,036            $    18,743            $     2,293
         Less:  Capitalized interest ..............          (321)                (1,923)                 1,602
         Other (1) ................................          (302)                (1,400)                 1,098
                                                      -----------            -----------            -----------
         Interest expense .........................   $    20,413            $    15,420            $     4,993
                                                      ===========            ===========            ===========

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

        Total revenues increased 9.7%, or $15.6 million, for the nine months ended September 30, 2000. Of the $15.6 million increase, $15.9 million was the result of increased revenues at the malls, $1.8 million was the result of decreased revenues at the community centers (including a $1.2 million decrease from dispositions) and $1.5 million was related to other revenue increases. Mall acquisitions for the nine month period ended September 30, 2000, reflects the inclusion of The Great Mall of the Great Plains in the consolidated financial statements effective October 1, 1999, as a result of an increase in the Company's ownership to 55.0% at that date.

Minimum rents

         Minimum rents increased 7.7%, or $8.7 million, for the nine months ended September 30, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                           MALLS             CENTERS             TOTAL           TOTAL
                                           -----             -------             -----           -----

         Same center..................     $2.8              $ (0.1)              $2.7            2.4%
         Acquisitions/Developments....      7.1                 0.0                7.1            6.3
         Dispositions.................      0.0                (1.1)              (1.1)          (1.0)
                                           ----              ------               ----          -----
                                           $9.9              $ (1.2)              $8.7            7.7%
                                           ====              ======               ====          =====

Other revenues

         The 2.2 million increase in other revenues is primarily the result of a net increase of $1.1 million in management fee revenues from the joint ventures as a result of the opening of Jersey Gardens in October 1999, an increase of $470,000 in temporary tenant income at the malls and an increase of $300,000 in compactor pad rentals at the malls.

OPERATING EXPENSES

         Total operating expenses increased 13.7%, or $5.9 million, for the nine months ended September 30, 2000. Recoverable expenses increased $5.1 million, the provision for credit losses increased $230,000 and other operating expenses increased $600,000.

Recoverable expenses

         Recoverable expenses increased 12.9%, or $5.1 million, for the nine months ended September 30, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          ---------------------------------------------------------------
                                                            COMMUNITY                            PERCENT
                                           MALLS             CENTERS             TOTAL            TOTAL
                                           -----             -------             -----            -----

         Same center..................     $1.6               $(0.4)              $1.2             3.0%
         Acquisitions/Developments....      4.2                 0.0                4.2            10.6
         Dispositions                       0.0                (0.3)              (0.3)           (0.7)
                                          -----               -----               ----            ----
                                           $5.8               $(0.7)              $5.1            12.9%
                                           ====               =====               ====            ====

Provision for credit losses

         The provision for credit losses was approximately $2.0 million and represented 1.2% of tenant revenues for the nine months ended September 30, 2000, compared to 1.1% of tenant revenues for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION

         The $6.5 million increase in depreciation and amortization consists primarily of an increase of $4.9 million from mall acquisitions and an increase of $1.9 in the core portfolio properties and corporate assets, offset with a $280,000 decrease from dispositions.

GAIN ON SALES

         During the first nine months of 2000, the Company completed $36.3 million in asset sales and recognized net gains of $2.5 million.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 33.3%, or $15.2 million for the nine months ended September 30, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------------
                                                          2000                    1999               INC. (DEC.)
                                                          ----                    ----               -----------

         Average loan balance .....................    $ 1,062,622            $ 1,021,204            $    41,418
         Average rate .............................           7.80%                  7.19%                  0.61%

         Total interest ...........................    $    62,163            $    55,068            $     7,095
         Less:  Capitalized interest ..............           (810)                (5,297)                 4,487
         Other (1) ................................           (739)                (4,328)                 3,589
                                                       -----------            -----------            -----------
         Interest expense .........................    $    60,614            $    45,443            $    15,171
                                                       ===========            ===========            ===========

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

         In February 2000, the Company refinanced a $16.2 million construction loan payable with a new $16.2 million loan secured by a first mortgage lien on Georgesville Square, which matures in March 2010 and bears interest at 8.52% per annum. In July 2000, the Company refinanced a $45.0 million maturing construction loan on The Great Mall of the Great Plains with a new $42.0 million loan. This loan matures in July 2002 and can be extended for one year. It requires payments of interest only and carries a floating rate of LIBOR plus 3.55% per annum. During the first nine months of 2000, the Company refinanced certain maturing debt with short term floating rate debt of $123.9 million at a rate of LIBOR plus 1.75% per annum secured by 50 community center and single tenant assets. In total, the Company repaid $239.5 million in mortgage notes during the first nine months of 2000 and executed new notes payable of $199.7 million; net additional borrowings on the Company's Credit Facility were $35.0 million.

         The Company is pursuing a strategy of selling single tenant and non-strategic community center assets and focusing on the regional mall portfolio. The timing and selling prices of future asset sales is dependent upon the Company being able to consummate sales transactions under acceptable terms and at satisfactory pricing as the intent is to redeploy capital as the value of existing assets can be realized through sale transactions. Net proceeds from asset sales are being used to reduce debt. The Company believes that these short term borrowings provide maximum flexibility in structuring such sales.

         During the third quarter, the Company completed the sale of three community centers, seven single tenant assets and one outparcel for total proceeds of $31.4 million and recognized a net gain of $540,000. For the first nine months, the Company has sold four community centers, eight single tenant assets and six outparcels for total proceeds of $36.3 million and recognized a net gain of $2.5 million.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, its construction financing, long-term mortgage debt, the venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         At September 30, 2000, the Company's debt-to-total-market capitalization was 62.3%, compared to 64.7% at December 31, 1999. The Company's intent is to maintain this ratio between approximately 40.0% and 60.0% and the Company is working toward reducing this ratio below 60.0% in 2000. As noted earlier, the Company is pursuing the sale of certain assets as a means of reducing its leverage, and during the third quarter reduced total outstanding debt by approximately $21.6 million.

          Net cash provided by operating activities for the nine months ended September 30, 2000, was $57.8 million versus $72.7 million for the corresponding period of 1999. Net income adjusted for non-cash items accounted for a $4.2 million decrease, while changes in operating assets and liabilities accounted for a $10.7 million decrease.

         Net cash provided by investing activities for the nine months ended September 30, 2000, was $5.0 million. It primarily reflects proceeds from the sale of assets of $32.8 million, additional direct investments in real estate assets of $18.3 million, proceeds from unconsolidated entities of $4.0 million, an increase in deferred expenses, prepaid and other assets of $15.9 million and withdrawals from cash in escrow of $2.5 million.

         Net cash used in financing activities for the nine months ended September 30, 2000, was $64.3 million. Cash was used to fund distributions of $59.9 million and make principal payments on mortgage and notes payable of $239.5 million. Cash was provided by additional borrowings on the Credit Facility of $35.0 million, issuance of new mortgage and notes payable of $199.7 million and proceeds from issuance of shares of $400,000.

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

Malls

         At The Great Mall of the Great Plains, in Olathe, Kansas, Saks Fifth Avenue's value brand, Off 5th opened during the first quarter 2000 as an anchor in 25,000 square feet of gross leasable area. Additionally, at Jersey Gardens, in Elizabeth, New Jersey, Old Navy opened during the second quarter 2000 in a 45,000 square foot store.

Community Centers

         The Company currently has community center anchor expansion and redevelopment projects in process at Cross-Creek Plaza in Beaufort, South Carolina, Stewart Plaza in Mansfield, Ohio and Loyal Plaza in Loyalsock, Pennsylvania. The total financial commitment in connection with these projects is approximately $5.0 million.

Developments
------------

Polaris Towne Center

         In March 1998, the Company, in a joint venture in which it has a 50.0% ownership interest, commenced construction of an approximately 700,000 square-foot power Community Center, Polaris Towne Center in northern Columbus, Ohio. At September 30, 2000, approximately 690,000 square feet of retail space was open. Upon completion, Polaris Towne Center will feature grocery and discount store anchors, restaurants, big box retailers and several specialty shops. The initial anchor, a 64,000 square-foot Kroger, opened in the fourth quarter of 1998. During 1999 and the first nine months of 2000, seven additional anchor tenants, 17 small shop tenants and eight outparcel tenants opened for business. Included in the total square footage are Target and Lowes which purchased land and constructed their own stores. Target opened a 136,000 square-foot store in the fourth quarter of 1999 and Lowes opened in a 135,000 square foot-store in the second quarter of 2000.

         The space for which construction has been completed was 100.0% occupied at September 30, 2000. The required equity for Polaris Towne Center was contributed to the joint venture during 1998. During the second quarter of 2000, the joint venture refinanced the construction loan with a permanent 10-year mortgage note payable at an interest rate of 8.20% per annum and secured by a first mortgage lien on Polaris Towne Center.

Jersey Gardens

         The Company, in a joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. At the opening date leases had been executed for approximately 92.8% of the GLA. Occupancy of Jersey Gardens was 90.2% at September 30, 2000. The required equity for Jersey Gardens and off-site improvements had previously been funded. The Company has also arranged a construction loan facility for the project which matures in 2002 and is secured by a first mortgage lien on the project.

         The Company also has a 30.0% ownership interest in a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. The joint venture expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs will be funded from proceeds of sales of development parcels out of the 28.8 acre site and to the extent necessary, advances from the joint venture participants. In September 2000, the venture sold its interest in 6.0 acres of this site for $5.4 million. Equity in earnings of unconsolidated entities includes $770,000 which is the Company's share of the gain or this transaction.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.4 million square feet in northern Columbus, Ohio. In September 2000, Polaris Mall LLC was formed and acquired
146.3 acres of land for the development of the mall and adjacent outparcels. Construction and operating agreements with the mall's department store anchors which include Kaufman's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears were also executed at that time. The Company has a 39.29% ownership interest in this joint venture. The partnership which previously owned the land retained a 21.42% ownership interest and a group of investors holds the remaining 39.29% ownership interest. During the third quarter, the Company issued 260,583 new Operating Partnership units with a value of $4.0 million in connection with this transaction.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in October 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guaranty of payment of 50.0% of the loan amount. Glimcher Development Corporation will provide all leasing, legal, development and management services for the project. The initial draw under the construction loan was funded in October 2000.

Carson

         In April 1999, the Company terminated its contingent contract to acquire the land for a value-oriented super-regional mall located in Carson, California. The Company has executed a development agreement with the City of Carson and is currently exploring alternatives with respect to the development of this site.

Forest Fair Fashion Outlets

         As of September 30, 2000, the Company is no longer acting as the leasing agent for Forest Fair Fashion Outlets in Cincinnati, Ohio.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended September 30, 2000, and 1999, represent 18.3 million square feet of GLA, or 75.3% of the "same store" population.

                                                       MALLS                          COMMUNITY CENTERS
                                           ----------------------------       -------------------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE         SALES PSF          % INCREASE
     -------------                           ---------       ----------       -------------        ----------

     Anchors ...........................   $   165.85            (0.3%)         $   254.95             0.2%
     Stores ............................   $   288.79             1.6%          $   196.82             0.2%
     Total .............................   $   223.15             0.8%          $   249.02             0.2%

     Portfolio occupancy statistics by property type are summarized below:

                                                                     OCCUPANCY (1) (2)
                                             ------------------------------------------------------------
                                              9/30/00     6/30/00      3/31/00      12/30/99      9/30/99
                                              -------     -------      -------      --------      -------

     Mall Anchors........................     97.3%        99.0%        99.0%         98.8%        97.3%
     Mall Stores.........................     84.1%        82.7%        83.5%         84.8%        82.9%
     Mall Stores Comparable 12 Months....     83.8%        82.5%        83.4%         85.0%        82.9%
     Total Mall Portfolio................     92.2%        92.8%        93.0%         93.4%        91.9%

     Community Center Anchors............     96.8%        96.9%        97.2%         98.3%        97.5%
     Community Center Stores.............     89.7%        89.6%        90.6%         90.8%        89.1%
     Total Community Centers.............     95.1%        95.2%        95.7%         96.5%        95.5%
     Single Tenant Retail Properties.....    100.0%       100.0%        92.2%         92.2%        92.2%
     Total Community Center Portfolio....     95.3%        95.6%        95.3%         96.1%        95.2%

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

The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                                   THREE MONTHS                   NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            ------------------------        ------------------------
                                                              2000            1999            2000            1999
                                                            --------        --------        --------        --------
Net income available to common shareholders ............... $  3,607        $  7,068        $ 11,650        $ 16,474
Add back (less):
     Real estate depreciation and amortization ............   11,024           9,566          33,076          28,470
     GRT share of joint venture depreciation
        and amortization ..................................    3,983           2,446          11,946           7,189
     (Gain) loss on sales of depreciated property .........     (110)         (1,962)           (684)         (1,962)
     (Gain) loss on sales of undepreciated property .......     (431)           (241)         (1,857)           (241)
     GRT share of joint venture (gain) loss on sales of
        undepreciated property ............................                     (623)                           (623)
     Extraordinary item ...................................      373             250             443             545
     Minority interest in operating partnership ...........      459             871           1,451           1,949
                                                            --------        --------        --------        --------
Funds from operations ..................................... $ 18,905        $ 17,375        $ 56,025        $ 51,801
                                                            ========        ========        ========        ========

Funds from operations ..................................... $ 18,905        $ 17,375        $ 56,025        $ 51,801
Add back (less):
     Capital expenditures .................................   (2,752)         (1,520)        (10,030)         (4,258)
     Straight-line of minimum rents .......................     (727)           (597)         (1,486)         (1,698)
     Straight-line of ground lease expense ................        1              10               8              37
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents .....................   (1,077)           (747)         (1,943)         (1,804)
                                                            --------        --------        --------        --------
Adjusted funds from operations ............................ $ 14,350        $ 14,521        $ 42,574        $ 44,078
                                                            ========        ========        ========        ========

         FFO increased 8.8%, or $1.5 million for the three months ended September 30, 2000. The increase was the result of the Company's continuous focus on its core portfolio. Property net operating income increased $3.4 million and FFO from unconsolidated entities increased $4.3 million. These increases were partially offset by an increase in net interest expense of $4.6 million, an increase in non-real estate depreciation and amortization of $1.0 million, an increase in general and administrative expense of $460,000 and an increase in preferred stock dividends of $100,000.

         FFO increased 8.2% or $4.2 million for the nine months ended September 30, 2000. The increase was the result of the Company's continuous focus on its core portfolio. Property net operating income increased $9.7 million and FFO from unconsolidated entities increased $11.3 million. These increases were partially offset by an increase in net interest expense of $14.0 million, an increase in non-real estate depreciation and amortization of $1.9 million, an increase in preferred stock dividends of $760,000 and an increase in general and administrative expense of $120,000.

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

INFORMATION TECHNOLOGY

         Year 2000 issues had a minimal impact on the business, operations and financial condition of the Company. All known issues have been remedied, and we continue to exercise caution as we approach certain milestone dates. Even though the Company has successfully completed the year-end financial reporting with minimal impact, and first nine months with no impact, we continue to exercise caution as we approach another year-end.

         In the third quarter, the Company launched several key technology initiatives. On July 31, 2000, the Company announced its plans to implement the Oracle E-Business Suite of financial applications as well as Oracle Property Manager. As part of the implementation the Company will work with Oracle to develop a comprehensive web-based property management solution for REIT's. In August 2000, the Company announced an agreement for Energy System Management services with Johnson Controls, Inc. This program will utilize innovative metering technology to remotely monitor and profile energy usage providing a clear picture of consumption patterns that can be utilized to lower demand-side usage and reduce unit costs.

         During the third quarter of 2000, the Company also entered into a five-year national agreement to bring the Genesisintermedia.com Centerlinq public Internet access network to each of its malls. In addition to Internet access, the Centerlinq kiosks provide coupons, directories and e-mail via a touch screen computer terminal. The first kiosks are being installed at Jersey Gardens and University Mall and all 23 malls are projected to be on-line by the end of 2001. The Company is also finalizing a program to provide broadband access at each mall and expects to announce the details of the program prior to year-end with full implementation by mid-2001.

         The Company expects the total financial commitments in connection with software, hardware and implementation assistance for the Oracle implementation will not exceed $5.0 million and will be incurred throughout the years 2000 and 2001.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risk associated with long-term, floating rate debt. At September 30, 2000 and 1999, approximately 51.5% and 64.7%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 7.5 years and 7.0 years, respectively, and weighted-average interest rates of approximately 7.538% and 7.416%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 8.652% and 7.203%, respectively.

         At September 30, 2000 and 1999, the fair value of the Company's debt was $856.7 million and $843.0 million, respectively, compared to its carrying amounts of $867.7 million and $856.6 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2000 and 1999, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.2 million in 2000 and by $880,000 in 1999 and decrease the fair value of debt by approximately $18.5 million and $16.3 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.2 million in 2000 and by $880,000 in 1999 and increase the fair value of debt by approximately $19.9 million and $17.6 million, at the respective balance sheet dates.

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

                                             GLIMCHER REALTY TRUST



November 6, 2000          /s/ Herbert Glimcher
-------------------       ----------------------------------------------------
(Date)                    Herbert Glimcher, Chairman of the Board and
                          Chief Executive Officer (Principle Executive Officer)




November 6, 2000          /s/ William G. Cornely
-------------------       ---------------------------------------------------
(Date)                    William G. Cornely, Executive Vice President
                          Chief Operating Officer & Chief Financial Officer