Form 10-K
period 2000-12-31
GLIMCHER REALTY TRUST
filed 2001-03-16
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

As of March 7, 2001, there were 23,831,110 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $360,102,896 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 11, 2001 are incorporated by reference into Part III.


                                  1 of 71 pages

                                TABLE OF CONTENTS

                                                                                                           FORM
                                                                                                           10-K
                                                                                                          REPORT
                                                                                                           PAGE
                                                                                                         -------
ITEM NO.
--------
                                     PART I
1.       Business....................................................................................        3
2.       Properties..................................................................................        8
3.       Legal Proceedings...........................................................................       20
4.       Submission of Matters to a Vote of Security Holders.........................................       20

                                     PART II
5.       Market for the Registrant's Common Equity and Related Shareholder Matters...................       20
6.       Selected Financial Data.....................................................................       22
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......       23
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................       32
8.       Financial Statements and Supplementary Data.................................................       32
         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       32

                                    PART III
10.      Directors and Executive Officers of the Registrant..........................................       33
11.      Executive Compensation......................................................................       33
12.      Security Ownership of Certain Beneficial Owners and Management..............................       33
13.      Certain Relationships and Related Transactions..............................................       33

                                     PART IV
14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................       33

PART I

         This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements; development risks, including lack of satisfactory debt and equity financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland Real Estate Investment Trust ("REIT") which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls (including, most recently, value-oriented super-regional malls) (the "Malls") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Malls and Community Centers are each individually referred to herein as a "Property" and the Malls and Community Centers in which GRT holds an ownership position are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 18,198,000 of its common shares of beneficial interest (the "Shares") including 2,373,750 over allotment option Shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2000, GRT held an 88.6% interest in the Operating Partnership.

         The Operating Partnership is a 99.0% managing member of one Colorado limited liability company, Olathe Mall, LLC ("Olathe") which is a 55.0% member of Great Plains MetroMall, LLC, a Delaware limited liability company ("Great Plains"). The general partner is wholly-owned by GPC. The Operating Partnership is (i) a 49.0% member of a Delaware limited liability company, Dayton Mall Venture, LLC, whose managing member, Glimcher Dayton Mall, Inc., is a 1.0% member (collectively, "Dayton"); (ii) a 49.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively, "Colonial"), with an option to acquire the remaining 11.0% interest in the entity which owns the Colonial Park Mall; (iii) a 50.0% member of a Delaware limited liability company, Glimcher New Jersey Metro Mall, LLC ("NJM"), which is a 60.0% member in Elizabeth Metro Mall, LLC, a Delaware limited liability company and a 60.0% member in Jersey Gardens Center, LLC a Delaware limited liability company; (iv) a 33.85% member of Glimcher SuperMall Venture, LLC, ("SuperMall"), a Delaware limited liability company, whose managing member, Glimcher Auburn Inc., a Delaware corporation, is a 1.0% member,
(v) a 20.0% interest in San Mall, LLC, a Delaware limited liability company, which is a 99.5% member of San Mall Limited Partnership, a Delaware limited partnership, whose general partner, San Mall Corporation, a Delaware corporation, is a 0.5% member, (vi) a 49.0% interest in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation is a 1.0% member, (vii) a 20.0% interest in Eastland Mall, LLC, a Delaware limited liability company, which is a 99.5% member of Eastland Mall Limited Partnership, a Delaware limited partnership, whose general partner, Eastland Retail Corporation, a Delaware Corporation, is a 0.5% member (viii) a 39.29% interest in Polaris Mall, LLC, a Delaware limited liability company and
(ix) a common shareholder of Glimcher Development Corporation ("GDC"), a Delaware corporation, with a 95.0% economic interest and no voting interest.

         GDC was incorporated on October 16, 1996. The construction, development, leasing and legal departments of GRT were transferred to GDC on November 1, 1996, and provided their services for a fee to ventures in which GRT has an ownership interest, as well as to third parties. The operation of GDC allowed the Company to earn non-qualified revenues without jeopardizing its REIT status. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and will be included in the consolidated financial statement at that date. The Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company."

         On February 27, 2001, the Company announced that through its Operating Partnership, GRT has entered into an agreement to purchase $34.0 million of Series A-1 convertible preferred shares of GRT, $56.0 million of Series D Convertible preferred shares of GRT, a 40.0% interest in Elizabeth Metro Mall, LLC, a 40.0% interest in Jersey Gardens Center, LLC and a 45.0% interest in Great Plains MetroMall, LLC. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The Company is currently in the process of negotiating funding for the transaction, which is expected to close by June 30, 2001.

         The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)      Expansions, Renovations and Developments During the 2000 Fiscal Year

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

Malls

         During 2000, five new anchors opened and one closed at the Malls. At The Great Mall of the Great Plains, in Olathe, Kansas, Saks Fifth Avenue's value brand, Off 5th, opened during the first quarter 2000 as an anchor in 25,000 square feet of gross leasable area. Additionally, at Jersey Gardens, in Elizabeth, New Jersey, Old Navy opened during the second quarter 2000 in a 45,000 square foot store. At Dayton Mall, in Dayton, Ohio, DSW Shoe Warehouse opened a 20,000 square foot store in the third quarter and Old Navy expanded to a 24,000 square foot store in the fourth quarter. At SuperMall of the Great Northwest, in Auburn, Washington, Old Navy expanded into a 25,000 square foot space in the fourth quarter. At Northwest Mall, in Houston, Texas, JCPenney closed a 209,000 square foot store where the land and building are owned by a third party.

Community Centers

         The Company currently has community center anchor expansion and redevelopment projects in process at Cross-Creek Plaza in Beaufort, South Carolina and River Valley Plaza, in Lancaster, Ohio. The total financial commitment in connection with these projects is expected to be approximately $1.0 million. During 2000, the Company completed renovation projects at Stewart Plaza in Mansfield, Ohio and Loyal Plaza in Loyalsock, Pennsylvania.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, predevelopment leasing, construction financing and construction management.

Polaris Towne Center

         In March 1998, a joint venture in which the Company has a 50.0% ownership interest, commenced construction of a Community Center, Polaris Towne Center in northern Columbus, Ohio. At December 31, 2000, the center was substantially complete with approximately 776,000 square feet of retail space open. Polaris Towne Center features grocery and discount store anchors, restaurants, big box retailers and specialty shops. The center was

100.0% occupied at December 31, 2000. During the second quarter of 2000, the joint venture refinanced the construction loan on this center with a permanent 10-year mortgage note payable at an interest rate of 8.20% per annum and secured by a first mortgage lien on Polaris Towne Center. The loan requires monthly payments of principal and interest with a balloon payment of $38.7 million in June 2010.

Jersey Gardens

         A joint venture in which the Company has a 30.0% ownership interest developed a 1.3 million square-foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey. Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. Occupancy of Jersey Gardens was 86.5% at December 31, 2000. The joint venture has also arranged a construction loan facility of $163.0 million for the project which matures in 2002 and is secured by a first mortgage lien on the project.

         The Company also has a 30.0% ownership interest in a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. The joint venture expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site and to the extent necessary, advances from the joint venture participants. In 2000, the venture sold 9.0 acres of this site for $7.7 million.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet an approximately
146.3 acres in northern Columbus, Ohio. Construction of the Mall commenced in July 2000 and the Mall is scheduled to open in October 2001. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In November 2000, the Company announced the addition of a seventh anchor, The Great Indoors, to the project. The project is being developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership not affiliated with GRT, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with its equity contribution to the venture.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. Glimcher Development Corporation is providing all leasing, legal, development and management services for the project. The initial draw under the construction loan was funded in October 2000.

Carson

         The Company has executed a development agreement with the City of Carson, California, and is currently exploring alternatives with respect to the development of this site.

(c)      Narrative Description of Business

         GENERAL The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. At December 31, 2000, the Properties consisted of 22 Malls containing an aggregate of 18.4 million square feet of GLA (7.8 million square feet of GLA is owned in joint ventures) and 89 Community Centers (including nine single tenant retail properties) containing an aggregate of 12.2 million square feet of GLA (441,000 square feet of GLA is owned in a joint venture).

         As of December 31, 2000, the occupancy rate for all of the Properties was 93.6% of GLA, of which 88.1%, 5.4% and 6.5% of GLA was leased to national retailers, regional retailers and local retailers, respectively. The

Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 2000, the Properties had average annualized minimum rents of $9.44 per square-foot of GLA. Approximately 82.1%, 7.1% and 10.8% of the annualized minimum rents of the Properties as of December 31, 2000, was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart and The Limited, Inc. and its consolidated entities, represented approximately 5.4% and 4.2%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 2000; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2000 (see Note 17 to the consolidated financial statements for financial information regarding the Company's segments).

         MALLS The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Malls is anchored by multiple department stores such as The Bon-Ton, Boscov's, Dillard's, Elder-Beerman, JCPenney, Kohl's, Lazarus, Nordstrom, Meier & Frank Co., Neiman Marcus, Parisian, Proffitt's, Saks and Sears. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Barnes & Noble, Bath & Body Works, Finish Line, Footlocker, Hallmark, Kay Jewelers, Lerner New York, Limited Express, Pacific Sunwear, Radio Shack, The Disney Store, The Gap, The Limited, Old Navy, Victoria's Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, multiple screen movie theaters and other entertainment activities. The largest of the Malls has 1.4 million square feet of GLA and approximately 250 stores and the smallest has 224,000 square feet of GLA and approximately 40 stores. The Malls also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 2000, the Malls accounted for 60.1% of the total GLA, 70.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 92.7%.

         COMMUNITY CENTERS The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart, Lowe's, Sam's Club, Target and Wal-Mart and supermarkets such as Giant Food Stores, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Toys "R" Us and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, Starbucks and Wendy's located along the perimeter of the parking areas.

         As of December 31, 2000, the Community Centers accounted for 39.9% of the total GLA, 30.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 94.9%.

         GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per share growth in funds from operations ("FFO") is an important factor in enhancing shareholder value. FFO is used by the real estate industry and investment community as a primary measure of the performance of real estate companies. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its FFO, the Company also excludes gains (or losses) on land sales, from previously depreciated properties if any. The NAREIT definition of FFO does not exclude the aforementioned item. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         The Company's primary business objective is to achieve growth in FFO by developing and acquiring retail properties, by improving the operating performance and value of its existing portfolio through selective expansion and renovation of its Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

         Key elements of the Company's growth strategies and operating policies are to: (i) increase Property values by aggressively marketing available GLA and renewing existing leases; (ii) negotiate and sign leases, which provide for regular or periodic fixed contractual increases to minimum rents; (iii) capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space; (iv) utilize its team management approach to increase productivity and efficiency; (v) hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value; (vi) selectively dispose of assets at the time the Company believes that the long-term investment potential has been achieved and re-deploy the proceeds; (vii) control operating costs by utilizing Company employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and data processing activities; and
(viii) renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants. Additionally, the Company seeks to utilize its development capabilities to develop quality Properties at the lowest possible cost.

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

         FINANCING STRATEGIES At December 31, 2000, the Company had a debt-to-total-market-capitalization ratio of 65.8%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 2000. The Company expects that it may from time to time reevaluate its policy with respect to its ratio of total-debt-to- total market-capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

         CORPORATE HEADQUARTERS The Company's headquarters are located at 20 South Third Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Malls.

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

         EMPLOYEES At December 31, 2000, the Company, GDC and the joint ventures in which the Company has an interest, had an aggregate of 373 employees, of which 159 were part-time.

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

         TAX STATUS The Company intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95.0% of its REIT taxable income to its shareholders. Additionally, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company's gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company's gross income must be derived from these same sources or from dividends or interest. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities; and not more than 25.0% of the value of the total assets can be represented by securities. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.  PROPERTIES

         At December 31, 2000, the Company managed and leased a total of 111 Properties, 102 of which were wholly-owned and nine of which were partially owned in joint ventures. The Properties are located in 26 states as follows:
Ohio (28), Pennsylvania (9), Tennessee (9), West Virginia (7), Kentucky (7), North Carolina (7), New York (6), South Carolina (6), Florida (4), Indiana (3), Texas (3), Virginia (3), Alabama (2), Illinois (2), Kansas (2), Missouri (2), Wisconsin (2), Arizona (1), California (1), Georgia (1), Michigan (1), Minnesota
(1), Nebraska (1), New Jersey (1), Oregon (1) and Washington (1).

(a)      Malls

         Twenty-two of the Properties are Malls and range in size from 224,000 square feet of GLA to 1.4 million square feet of GLA. Five of the Malls are located in Ohio and 17 are located throughout the country in the states of Texas
(2), West Virginia (2), Alabama (1), California (1), Florida (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                      SUMMARY OF MALLS AT DECEMBER 31, 2000

                                                                             % OF        % OF                            LEASE
                                       ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
           PROPERTY/LOCATION             GLA       GLA (1)        GLA       OCCUPIED   OCCUPIED      ANCHORS              (3)
------------------------------------ ------------ ----------- ------------ ---------- --------- ---------------------- -----------
     COMPANY OWNED PROPERTIES:

     Ashland Town Center                                                                             Goody's            03/31/09
     Ashland, KY...............          254,762     187,788      442,550      100.0      84.2       JCPenney           10/31/04
                                                                                                     Proffitt's         01/31/10
                                                                                                     Wal-Mart           11/10/09



     Grand Central Mall                                                                              Elder-Beerman(2)   01/31/33
       Parkersburg/Vienna, WV..          562,394     347,576      909,970      100.0      93.1       Goody's            04/30/03
                                                                                                     JCPenney           09/30/02
                                                                                                     Phar-Mor           04/30/07
                                                                                                     Proffitt's         03/31/18
                                                                                                     Regal Cinemas      11/30/16
                                                                                                     Sears              09/25/02


     Indian Mound Mall                                                                               Ames               01/31/12
       Newark/Heath, OH........                                                                      Crown Cinema       12/31/07
                                         390,400     172,140      562,540      100.0      76.2       Elder-Beerman      09/30/06
                                                                                                     JCPenney           10/31/01
                                                                                                     Lazarus            09/30/01
                                                                                                     Sears (2)          09/23/27


     Lloyd Center                                                                                    Ice Chalet         12/31/06
        Portland, OR...........          720,011     716,643    1,436,654       94.0      92.9       Lloyd Mall Cinemas 01/31/12
                                                                                                     Marshalls          01/31/04
                                                                                                     Meier & Frank Co.  01/31/06
                                                                                                     Nordstrom             (5)
                                                                                                     Sears                 (5)
                                                                                                     Toys "R" Us        01/31/05


     Mall at Fairfield Commons, The                                                                  Elder-Beerman      10/31/13
       Beavercreek/Dayton, OH..          683,703      443,036   1,126,739      100.0      94.6       JCPenney           10/31/08
                                                                                                     Lazarus (2)        01/31/15
                                                                                                     Parisian           01/31/14
                                                                                                     Sears              10/31/06


     Mall at Johnson City, The                                                                       Goody's            05/31/06
       Johnson City, TN........          334,605     208,908      543,513      100.0      86.8       JCPenney           03/31/05
                                                                                                     Proffitt's for Her 10/31/12
                                                                                                     Proffitt's for Men,
                                                                                                     Kids & Home        06/30/06
                                                                                                     Sears              03/09/06


     Montgomery Mall                                                                                 Dillard's          01/31/06
        Montgomery, AL.........          460,341     265,401      725,742      100.0      92.8       JCPenney           04/30/05
                                                                                                     Parisian              (5)


     Morgantown Mall                                                                                 Carmike Cinemas    10/31/05
       Morgantown, WV..........          359,171     182,330      541,501      100.0      77.2       Elder-Beerman      09/30/10
                                                                                                     JCPenney           09/30/05
                                                                                                     Proffitt's         03/15/11
                                                                                                     Sears              09/30/05


     New Towne Mall                                                                                  Ames               01/31/14
       New Philadelphia, OH.....         338,838     175,915      514,753      100.0      76.4       Elder-Beerman      10/31/08
                                                                                                     JCPenney           09/30/03
                                                                                                     OfficeMax          11/30/11
                                                                                                     Phar-Mor           06/30/10
                                                                                                     Regal Cinemas      03/31/05
                                                                                                     Sears              10/31/03

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (3)
-----------------------------------------------------------------------------------------------------------------------------------
     Northtown Mall                                                                                  Best Buy            01/31/10
       Blaine, MN..............          488,546     336,323       824,869     100.0      78.7       HomePlace           12/31/11
                                                                                                     Kohl's              08/31/08
                                                                                                     Mervyn's California 01/31/03
                                                                                                     Montgomery Ward        (6)


River Valley Mall                                                                                    Ames                01/31/13
  Lancaster, OH................          316,947     260,036       576,983     100.0      92.9       Elder-Beerman       09/30/07
                                                                                                     JCPenney            09/30/02
                                                                                                     Lazarus             09/30/02
                                                                                                     Regal Cinemas       12/31/04
                                                                                                     Sears               10/31/04



Southside Mall                                                                                       JCPenney            07/31/01
       Oneonta, NY.............          142,719      81,420       224,139     100.0      86.3       Kmart               06/30/08
                                                                                                     OfficeMax           12/31/12


University Mall                                                                                      Burdines               (5)
  Tampa, FL....................          890,743     414,471     1,305,214     100.0      85.2       Cobb Theatre        12/31/11
                                                                                                     Dillard's              (5)
                                                                                                     JCPenney            10/31/04
                                                                                                     Montgomery Ward        (6)
                                                                                                     Sears                  (5)


Weberstown Mall                                                                                      Barnes & Noble      01/31/09
   Stockton, CA................          602,817     245,019       847,836     100.0                 Dillard's              (5)
                                                                                                     JCPenney            03/31/04
                                                                                                     Sears                  (5)


                                        ---------  ---------    ----------
SUBTOTAL ......................         6,545,997  4,037,006    10,583,003
                                        =========  =========    ==========

PROPERTIES OWNED IN JOINT
VENTURES: (4)

Almeda Mall,                                                                                         Foley's                (5)
  Houston, TX..................          585,889     213,516      799,405      100.0      87.8       JCPenney               (5)
                                                                                                     Old Navy            01/31/05
                                                                                                     Palais Royal        12/31/09
                                                                                                     Ross Stores         03/31/03

Colonial Park Mall                                                                                   The Bon-Ton         01/29/05
  Harrisburg, PA...............          504,446     240,966      745,412      100.0      93.8       Boscov's               (5)
                                                                                                     Sears                  (5)


Dayton Mall, The                                                                                     DSW Shoe Warehouse  07/31/10
  Dayton, OH ..................          888,245     434,643    1,322,888       96.6      87.6       Elder-Beerman          (5)
                                                                                                     JCPenney             03/31/11
                                                                                                     Lazarus                (5)
                                                                                                     Sears                  (5)


Eastland Mall                                                                                        Belk                   (5)
 Charlotte, NC.................          725,720     339,935    1,065,655      100.0      85.5       Dillard's              (5)
                                                                                                     Ice Chalet          08/01/05
                                                                                                     JCPenney               (5)
                                                                                                     Sears                  (5)

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (3)
-----------------------------------------------------------------------------------------------------------------------------------
Great Mall of the Great Plains, The                                                                Burlington Coat
   Olathe, KS..................          397,211     413,382      810,593      100.0      75.3      Factory                01/31/08
                                                                                                   Dickinson Theatres      12/31/08
                                                                                                   Dillard's Clearance     08/14/01
                                                                                                   Foozles                 08/13/02
                                                                                                   Group USA               08/13/07
                                                                                                   Jeepers!                12/31/06
                                                                                                   Linens'n Things         01/31/08
                                                                                                   Marshalls               01/31/13
                                                                                                   Off 5th Saks
                                                                                                    Fifth Ave              03/31/10


Jersey Gardens                           641,235     649,314    1,290,549       88.0      85.1     Bed Bath & Beyond       01/31/10
 Elizabeth, NJ.................                                                                    Burlington Coat
                                                                                                    Factory                01/31/10
                                                                                                   Cohoes Fashions         01/31/05
                                                                                                   Cost Less Home Store    01/31/10
                                                                                                   Daffy's                 01/31/10
                                                                                                   Gap Outlet, The         01/31/05
                                                                                                   Group USA               12/31/08
                                                                                                   Jeepers!                01/31/09
                                                                                                   Last Call               11/30/04
                                                                                                   Marshalls               10/31/09
                                                                                                   Off 5th Saks Fifth Ave  10/31/14
                                                                                                   Old Navy                05/31/05

Northwest Mall                                                                                     Foley's                   (5)
  Houston, TX..................          582,339     217,734      800,073       64.1      86.3     OfficeMax               06/30/01
                                                                                                   Old Navy                01/31/05
                                                                                                   Palais Royal            12/31/09

SuperMall of the Great Northwest
  Auburn, WA...................          528,458     406,122      934,580      100.0      73.2     Ann Taylor Loft         01/31/06
                                                                                                   Bed Bath &
                                                                                                    Beyond                 08/31/05
                                                                                                   Burlington Coat
                                                                                                    Factory                08/31/05
                                                                                                   Foozles                 12/31/05
                                                                                                   Marshalls               01/31/11
                                                                                                   Nordstrom Rack          08/31/05
                                                                                                   Oshman's
                                                                                                    SuperSports USA        01/31/11
                                                                                                   Sam's Club              05/31/19

                                        ---------   ---------    ---------
     SUBTOTAL..................         4,853,543   2,915,612    7,769,155
                                        ---------   ---------    ---------

     TOTAL.....................        11,399,540   6,952,618    18,352,158
                                      ===========   =========    ==========

(1)  Includes outparcels.
(2)  This is a ground lease. The Company owns the land and not the building.
(3)  Lease expiration dates do not consider options to renew.
(4) The Operating Partnership has investments in these Mall Properties ranging from 20.0% to 50.0%. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.
(5) The tenant owns the land and the building and operates under an operating agreement.
(6) The Montgomery Ward land and building are owned by third parties. Montgomery Ward has announced that it will close all of its remaining stores and liquidate the company under a bankruptcy court approved plan.
(b)      Community Centers

          Eighty nine of the Properties are Community Centers (including nine single tenant retail properties) ranging in size from 17,000 to 490,000 square feet of GLA. They are located in 21 states as follows: Ohio (23), Pennsylvania
(8), Tennessee (8), Kentucky (6), North Carolina (6), South Carolina (6), New York (5), West Virginia (5), Florida (3), Indiana (3), Virginia (3), Illinois
(2), Missouri (2), Wisconsin (2), Alabama (1), Arizona (1), Georgia (1), Kansas
(1), Michigan (1), Nebraska (1) and Texas (1). The location, general character and major tenant information are set forth below.

                SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 2000

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:
Arnold Plaza                                                                                         Kmart               11/30/02
   Arnold, MO................           140,340      14,860     155,200       100.0    72.4          24 Hour Fitness (5) 07/31/08


Artesian Square                                                                                      JCPenney            04/30/08
  Martinsville, IN...........           170,601      25,400     196,001       100.0   100.0          Kroger              11/30/09
                                                                                                     Wal-Mart            09/29/09

Ashland Plaza
   Ashland, KY..............             90,574      42,126     132,700       100.0    97.2          Ames                01/31/03

Audubon Village
   Henderson, KY.............            81,922      38,927     120,849       100.0    80.0          Wal-Mart            01/31/08

Aviation Plaza                                                                                       Piggly Wiggly       12/31/09
   Oshkosh, WI...............           123,538      51,177     174,715       100.0    68.9          Wal-Mart            12/31/09

Ayden Plaza
   Ayden, NC.................            21,000      11,800      32,800       100.0   100.0          Food Lion           10/31/07

Barren River Plaza                                                                                   Goody's             10/31/02
   Glasgow, KY..............            216,895      28,400     245,295       100.0    90.1          Peebles             09/26/10
                                                                                                     Wal-Mart            09/18/10
                                                                                                     Winn-Dixie          10/03/10
Bollweevil Shopping Center
   Enterprise, AL...........             30,625      12,760      43,385       100.0    92.2          Winn-Dixie          05/30/04

Buckhannon Plaza
   Tennerton, WV.............            70,951      13,865      84,816        64.2    85.6          Ames                05/31/05

Cambridge Plaza
  Cambridge, OH..............            79,949      15,070      95,019       100.0   100.0          Ames                01/31/13

Canal Place Plaza
  Rome, NY...................           117,162      32,800     149,962       100.0    89.0          Kmart               08/31/19

Cherry Hill Plaza
  Galax, VA..................            20,000      15,975      35,975       100.0    75.0          Goody's             09/30/09

Chillicothe Plaza
  Chillicothe, OH............            91,508       7,675      99,183       100.0    65.1          Ames                01/31/13

Clarksville Plaza
  Clarksville, IN............            93,672      18,170     111,842       100.0   100.0          Crossroads
                                                                                                       Furniture         01/31/04
                                                                                                     Service
                                                                                                       Merchandise       01/31/03
College Plaza
  Bluefield, VA..............           148,181      30,250     178,431       100.0    93.4          Food Lion           09/29/12
                                                                                                     Wal-Mart            05/29/12
Corry Plaza
  Corry, PA..................            69,698      38,669     108,367       100.0   100.0          G.C. Murphy Co.     04/30/02
                                                                                                     Quality Farm
                                                                                                       & Fleet           08/31/04

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Cross Creek Plaza                                                                                    JCPenney            02/28/10
  Beaufort, SC...............           170,406      71,712     242,118       100.0        93.3      Wal-Mart (6)        11/10/09
                                                                                                     Winn-Dixie          07/17/11

Crossing Meadows                                                                                     Festival Foods      06/27/10
  Onalaska, WI...............           178,599      55,385     233,984       100.0       100.0      Wal-Mart            08/23/11

Crossroads Centre                                                                                    Goody's             10/31/01
  Knoxville, TN..............           200,980      41,450     242,430       100.0        79.6      Ingles              09/25/10
                                                                                                     Wal-Mart            01/31/09

Cumberland Crossing                                                                                  Food City           12/13/10
  Jacksboro, TN..............           100,034      44,700     144,734       100.0        34.0      Wal-Mart (7)        09/28/10

Cypress Bay Village                                                                                  Food Lion           12/20/10
  Morehead City, NC..........           197,821      59,032     256,853       100.0        95.3      Sears               02/13/05
                                                                                                     Wal-Mart            09/29/09
Dallas Plaza
  Balch Springs, TX..........           112,609      10,500     123,109       100.0       100.0      Kmart               11/30/05

Delaware Community Plaza
  Delaware, OH...............            54,152      99,299     153,451       100.0       100.0      Kroger              03/31/13

East Pointe Plaza                                                                                    Food Lion           11/16/10
  Columbia, SC...............           183,340      90,868     274,208       100.0        97.4      SuperPetz (8)       03/31/06
                                                                                                     Wal-Mart            01/31/09

East Pointe Plaza                                                                                    Big Bear            09/30/13
  Marysville, OH.............           107,211      37,900     145,111       100.0        87.3      Wal-Mart            11/09/10

 Franklin Square                                                                                     Ingles              11/30/07
  Spartanburg, SC............           197,764      38,800     236,564        83.5        92.3      Wal-Mart            07/31/07

 Georgesville Square                                                                                 Kroger              04/30/17
  Columbus, OH...............           194,909      46,443     241,352       100.0       100.0      Lowe's              10/31/16

 Grand Union
  Chatham, NY................            21,756         N/A      21,756       100.0       N/A        Grand Union         07/31/19

 Grand Union Plaza
  South Glens Falls, NY......            61,335         N/A      61,335       100.0       N/A        Grand Union         06/30/19

 Gratiot  Center                                                                                     Kessel Food
  Saginaw, MI................           173,160      28,151     201,311        84.7       100.0        Market            10/31/09
                                                                                                     Kmart               11/30/13
Hills Plaza East
  Erie, PA...................            77,000      19,025      96,025       100.0        79.0      Ames                10/31/02

Hocking Valley Mall                                                                                  Kmart               09/30/03
  Lancaster, OH..............           147,817      31,670     179,487       100.0        68.2      Kroger              09/30/02

Hunter's Ridge Shopping
Center
  Gahanna, OH (3)............            84,180      92,430     176,610       100.0        71.9      Kmart               06/30/01

Indian Mound Plaza
  Heath, OH..................               N/A      16,600      16,600       N/A          36.1      N/A                   N/A

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Kmart
  Alliance, NE (3)...........            40,800         N/A      40,800       100.0       N/A        Kmart               03/31/08

Kmart
  Leechburg, PA..............            85,909         N/A      85,909       100.0       N/A        Kmart               05/31/06

Knox Village Square                                                                                  Big Bear            01/29/13
  Mount Vernon, OH...........           173,033      34,400     207,433       100.0       100.0      JCPenney            05/31/08
                                                                                                     Kmart               01/31/18

Lexington Parkway Plaza                                                                              Belk (2)            04/10/11
  Lexington, NC..............           152,852      57,298     210,150       100.0       100.0      Goody's             03/31/02
                                                                                                     Ingles              09/25/10
                                                                                                     Wal-Mart            12/29/09

Liberty Plaza
  Morristown, TN.............            29,000      29,700      58,700       100.0        75.1      Food Lion           05/31/03

Linden Corners
  Buffalo, NY................            80,000          10      80,010       100.0       100.0      Ames                01/31/14

Logan Place                                                                                          Houchens            11/30/08
  Russellville, KY...........            89,848      24,900     114,748       100.0        81.9      Wal-Mart            03/31/08

Lowe's
  Altoona, PA................           121,148         N/A     121,148       100.0        N/A       Lowe's              11/30/14

Lowe's
  Columbus, OH...............           125,357         N/A     125,357       100.0        N/A       Lowe's              12/31/14

Lowe's
  Marion, OH.................            72,507         N/A      72,507       100.0        N/A       Lowe's              07/31/13

Lowe's
  Wooster, OH................            71,463         N/A      71,463       100.0        N/A       Lowe's              07/31/13

Loyal Plaza                                                                                          Family Toy
  Loyalsock,  PA  (3)........           189,493     103,777     293,270       100.0        90.5       Warehouse          01/31/03
                                                                                                     Giant Food
                                                                                                      Stores             10/31/19
                                                                                                     Kmart               08/31/01

Marion Towne Centre                                                                                  Piggly Wiggly       08/31/12
  Marion, SC.................           102,913      53,630     156,543       100.0        90.1      Wal-Mart            06/19/12

Meadowview Square
  Ravenna/Kent, OH...........           126,242      25,000     151,242       100.0       100.0      Wal-Mart            01/28/17

Middletown Plaza
  Middletown, OH.............           104,125      26,000     130,125        73.9        78.8      Ames                02/28/02

Mill Run
  Columbus, OH...............           125,357      46,797     172,154       100.0        67.7      Lowe's              12/31/14

Monroe Shopping Center
  Madisonville, TN...........            64,746      28,450      93,196        42.0        88.8      Ingles              11/30/02

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Morgantown Commons                                                                                   OfficeMax           08/31/11
  Morgantown, WV.............           200,187      30,656     230,843       100.0        64.4      Phar-Mor            06/30/06
                                                                                                     SuperKmart          02/28/21
Morgantown Plaza
  Star City, WV..............            74,540      28,824     103,364       100.0       100.0      Ames                10/31/02

Morningside Plaza
  Dade City, FL..............            33,896      41,221      75,117       100.0        74.0      Kash `N Karry       06/30/05

Mount Vernon Plaza                                                                                   Heilig-Meyers       09/12/06
  Mt.Vernon, OH..............            49,932      11,756      61,688       100.0       100.0      Odd Lots            01/31/04

New Boston Mall
  Portsmouth, OH.............            84,180      44,550     128,730       100.0       100.0      Kmart               11/30/03

Newberry Square Shopping                                                                             Wal-Mart            09/30/07
  Center - Newberry, SC......           104,588      22,240     126,828       100.0        82.0      Winn-Dixie          12/09/07

North Horner Shopping Center
  Sanford, NC................            22,486      17,650      40,136       100.0        47.9      Food Lion           09/11/02

Ohio River Plaza                                                                                     Ames                01/31/20
  Gallipolis, OH.............           105,857      43,136     148,993       100.0       100.0      Kroger              11/18/09

Pea Ridge Shopping Center                                                                            Kmart               10/31/04
  Huntington, WV.............           110,192      39,860     150,052       100.0        84.9      Kroger (9)          02/28/05

Perdido Point Plaza
  Pensacola, FL..............            36,987       9,600      46,587       100.0       100.0      Delchamps           04/30/05

Plaza Vista Mall                                                                                     JCPenney            02/28/04
  Sierra Vista, AZ...........           161,043      53,229     214,272       100.0        76.2      Wal-Mart            10/14/11

Prestonsburg Village Center                                                                          Big Lots            12/31/01
  Prestonsburg, KY...........           134,057      41,290     175,347       100.0       100.0      Wal-Mart            09/30/05
                                                                                                     Winn-Dixie          01/30/06

Rend Lake Shopping Center                                                                            Big John's          10/31/04
  Benton, IL.................            96,913      24,470     121,383       100.0       100.0      Wal-Mart            01/31/07

Rhea County Shopping                                                                                 Ingles              02/28/03
  Dayton, TN.................            71,952      40,050     112,002       100.0       100.0      Wal-Mart            09/30/03

River Edge Plaza                                                                                     Food City           11/01/08
  Sevierville, TN (3)........           108,829      27,396     136,225       100.0       100.0      Wal-Mart (10)       09/30/03

River Valley Plaza                                                                                   Family Toy
  Lancaster, OH..............           173,000      50,865     223,865        85.0       100.0       Warehouse          10/31/04
                                                                                                     Target              10/03/14

Roane County Plaza                                                                                   Goody's             03/31/01
  Rockwood, TN...............           124,848      35,350     160,198       100.0        88.3      Ingles              02/28/10
                                                                                                     Wal-Mart            01/31/10
Scott Town Plaza
  Bloomsburg, PA.............            47,334      30,300      77,634       100.0        71.9      Kmart               08/31/01

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Shady Springs Plaza
  Beaver, WV.................             37,232      30,345      67,577       100.0        79.2     Kroger              09/30/08

Sidney Shopping Center
  Sidney, NY.................             50,071         N/A      50,071       100.0       N/A       Grand Union         07/31/19

Southside  Plaza                                                                                     Food Lion           12/17/11
  Sanford, NC................            147,693      24,600     172,293       100.0       100.0     Wal-Mart            12/29/11

Springfield Commons West                                                                             Big Bear            03/31/15
  Springfield, OH............            213,017         N/A     213,017       100.0       N/A       Lowe's              01/31/15
                                                                                                     Toys "R" Us         01/31/08

Steamboat Bend                                                                                       Hannibal Farm
  Hannibal, MO...............             81,272      25,420     106,692       100.0       100.0       & Home            08/25/02
                                                                                                     Wetterau            10/31/02
Stewart Plaza
  Mansfield, OH..............                N/A      15,647      15,647        N/A        100.0     Kroger              10/31/99

Sunbury Plaza
  Sunbury, PA................             91,131      49,265     140,396        76.8        70.0     Ames                08/14/03

Sycamore Square                                                                                      Food Lion           01/20/10
  Ashland City, TN...........             75,552      27,000     102,552       100.0       100.0     Wal-Mart            11/11/08

Twin County Plaza                                                                                    Ingles              01/31/07
  Galax, VA..................            122,273      38,440     160,713       100.0        93.8     Magic Mart          01/31/05

Village Plaza                                                                                        Bi-Lo               11/30/08
  Augusta, GA................            450,331      40,100     490,431        83.7        83.0     LS Ward & Sons      11/30/04
                                                                                                     OfficeMax           01/31/02
                                                                                                     Sam's Club          07/11/08
                                                                                                     Wal-Mart            10/28/08

Village Plaza                                                                                        Falley's Food
  Manhattan, KS..............             31,431      24,276      55,707       100.0        95.7       4 Less            10/31/05

Village Square
  Kutztown, PA...............                N/A      39,362      39,362       N/A          95.9

Vincennes                                                                                            Kmart               06/30/04
  Vincennes, IN (3)..........            108,682         N/A     108,682        76.2        N/A      Kroger (11)         12/31/00

Walgreens
  Louisville, KY.............             13,000         N/A      13,000       100.0        N/A      Walgreens           01/31/25

Walgreens
New Albany, IN...............             13,000         N/A      13,000       100.0        N/A      Walgreens           09/30/24

Wal-Mart Plaza                                                                                       Goody's             08/31/02
  Springfield, OH............            155,198      45,305     200,503       100.0        69.9     Wal-Mart            10/27/15

Walnut Cove
  Walnut Cove, NC............             32,000      26,450      58,450       100.0        90.9     Ingles              03/31/06

Walterboro Plaza                                                                                     Piggly Wiggly       09/09/10
  Walterboro, SC.............             99,730      32,400     132,130       100.0       100.0     Wal-Mart            06/23/09

                                                                             % OF        % OF                             LEASE
                                        ANCHORS      STORES       TOTAL      ANCHORS     STORES                         EXPIRATION
          PROPERTY/LOCATION               GLA        GLA (1)       GLA       OCCUPIED   OCCUPIED       ANCHORS             (4)
-----------------------------------------------------------------------------------------------------------------------------------
Westpark Plaza
  Carbondale, IL (3).........            31,170      24,152      55,322       100.0       94.2       Kroger              03/31/08
                                      ---------   ---------  ----------

SUBTOTAL.....................         9,078,086   2,647,056  11,725,142
                                      ---------   ---------  ----------

PROPERTY OWNED IN JOINT
VENTURE:

Polaris Towne Center                                                                                 Barnes & Noble      01/31/15
  Columbus, OH (12)..........           291,997     148,815     440,812       100.0      100.0       Best Buy            01/31/15
                                      ---------   ---------  ----------                              Jo-Ann etc.         01/31/10
                                                                                                     Kroger              11/30/18
                                                                                                     Linens `N Things    01/31/15
                                                                                                     OfficeMax           09/30/14
                                                                                                     Old Navy            01/31/10
                                                                                                     T.J.  Maxx          03/31/09

SUBTOTAL.....................           291,997     148,815     440,812
                                      ---------   ---------  ----------


TOTAL........................         9,370,083   2,795,871  12,165,954
                                      =========   =========  ==========

(1)      Includes outparcels.
(2)      This is a ground lease. The Company owns the land and not the building.
(3) The Company ground leases the land from a third party for this Community Center.
(4)      Lease expiration dates do not consider options to renew.
(5) National Supermarket vacated the store on April 13, 1999 and sublet the store to 24 Hour Fitness.
(6) Wal-Mart vacated the store on January 26, 2000, but continues to pay rent through lease expiration 11/10/2009.
(7) Wal-Mart vacated the store on June 12, 1999, but continues to pay rent through lease expiration 9/28/10.
(8) SuperPetz vacated the store on December 31, 1998, but continues to pay rent through lease expiration 3/31/06.
(9)      Kroger sublet the store to Heilig-Meyers.
(10) Wal-Mart vacated the store on September 30, 1995, but continues to pay rent through lease expiration 9/30/03.
(11)     Kroger vacated the store upon expiration of their lease on December
         31,2000.
(12) The Operating Partnership has an investment in this Community Center of 50.0%. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

         Six of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from 2004 to 2044. The Company pays rent, ranging from $14,000 to $27,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)      Properties Subject to Indebtedness

         To finance the acquisition and development of the Properties, the Company has entered into a revolving line of credit (the "Credit Facility") and various mortgage loans (with amounts outstanding at December 31, 2000 in parentheses), which are described below.

THE CREDIT FACILITY ($163.4 MILLION)

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up-to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Properties. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (8.461% at December 31, 2000). Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2000, the weighted average interest rate was 8.416%. At December 31, 2000, the outstanding balance on the Credit Facility was $163.4 million.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which serve as collateral for the Credit Facility.

THE GLIMCHER HOLDINGS L.P. (NOMURA) LOAN ($40.0 MILLION)

         This loan was originated by Nomura and is evidenced by a note (the "Note") in the principal amount of $40.0 million, which bears interest at the rate of 7.505% per annum and matures on February 1, 2003. The Note provides for monthly payments of interest only with the principal amount due on maturity. The borrowers under the Nomura loan are Holdings and Centers (each a "Borrower" and collectively, the "Borrowers"). The Note prohibits prepayment (other than upon casualty or condemnation), except during the last 12 months of its term.

         The Nomura loan is a non-recourse loan. Payment of principal and interest on the Nomura loan is collateralized with first mortgage liens on seven Properties, and a pledge of the partnership interests in each of the Borrowers, which interests are held by an affiliate of GRT. These mortgages are cross-collateralized and cross-defaulted. The Nomura loan contains customary representations, covenants and reserve fund requirements and events of default.

THE GLIMCHER PROPERTIES L.P. (CIGNA) LOAN ($50.0 MILLION)

         The $50.0 million loan was originated by CIGNA and is collateralized with first mortgage liens on 10 Properties, bears interest at a rate equal to 7.470% per annum and is payable, interest only, until maturity on October 26, 2002. These mortgages are cross-collateralized and cross-defaulted.

THE UNIVERSITY MALL L.P. LOAN ($69.1 MILLION)

         The University Mall loan was originated by Nomura and is collateralized with a first mortgage lien on University Mall. The loan consists of (i) a note in the principal amount of $64.9 million with interest at a rate of approximately 8.23% per annum and maturing in January 2028 with a prepayment option in January 2013 and (ii) a buy up payment from Nomura of $6.5 million which reduces the effective interest rate to 7.09% per annum. The loan requires monthly payments of principal and interest with a balloon payment of $52.5 million in January 2013.

THE NORTHTOWN MALL, LLC LOAN ($40.0 MILLION)

         The Northtown Mall loan was originated by Nomura and is collateralized with a first mortgage lien on Northtown Mall. The loan bears interest at a rate equal to LIBOR, which is fixed at 5.662% per annum during the loan term pursuant to an existing interest rate swap agreement, plus 125 basis points per annum (6.912% at December 31, 2000) and is payable interest only until maturity on August 30, 2001.

THE WEBERSTOWN MALL, LLC LOAN ($20.2 MILLION)

         The Weberstown Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Weberstown Mall. The loan bears interest at a rate equal to 7.430% per annum, requires monthly payments of principal and interest and a balloon payment of $19.2 million at maturity on May 1, 2006.

THE MONTGOMERY MALL ASSOCIATES, L.P. LOAN ($46.6 MILLION)

         The Montgomery Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Montgomery Mall. The loan bears interest at a rate equal to 6.740% per annum, requires monthly payments of principal and interest until maturity on August 1, 2028. The loan has a prepayment option in August 2005 with a balloon payment of $43.8 million.

THE MORGANTOWN MALL ASSOCIATES, L.P. LOAN ($57.1 MILLION)

         The Morgantown Mall loan was originated by Nomura and is cross collateralized with first mortgage liens on Morgantown Mall and Morgantown Commons. The loan bears interest at a rate equal to 6.890% per annum and requires payments of principal and interest until maturity on September 11, 2028. The loan has a prepayment option in September 2008 with a balloon payment of $50.9 million.

THE GLIMCHER LLOYD VENTURE , LLC LOAN ($130.0 MILLION)

         The Lloyd Center loan was originated by Goldman Sachs and is collateralized with a first mortgage lien on Lloyd Center. The loan bears interest at a rate equal to LIBOR plus 125 basis points per annum (7.960% at December 31, 2000) and is payable interest only until maturity on October 11, 2001.

THE GRAND CENTRAL L.P.LOAN ($51.6 MILLION)

         The Grand Central Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Grand Central Mall. The loan bears interest at a rate equal to 7.180% per annum, requires monthly payments of principal and interest and a balloon payment of $46.1 million at maturity on February 1, 2009.

THE GLIMCHER PROPERTIES L.P. LOAN ($87.5 MILLION)

         The loan was originated by Jackson National Life and is cross-collateralized with first mortgage liens on 11 Properties. The loan bears interest at a rate equal to 8.460% per annum, requires monthly payments of principal and interest and a balloon payment of $63.3 million at maturity on July 1, 2009.

THE GREAT PLAINS METROMALL, LLC AND THE OLATHE MALL, LLC LOANS ($42.0 MILLION)

         The Great Plains MetroMall loan ($25.0 million) and the Olathe Mall loan ($17.0 million) were originated by German American Capital Corporation. The $25.0 million loan is collateralized with a first mortgage lien on The Great Mall of the Great Plains. The $17.0 million loan is collateralized with a pledge of Olathe Mall, LLC's interest in Great Plains MetroMall, LLC. The loans bears interest at a rate equal to LIBOR plus 355 basis points per annum (10.260% at December 31, 2000) and are payable, interest only, until maturity on July 1, 2002. Both loans are subject to a one-year extension.

THE JOHNSON CITY VENTURE, LLC LOAN ($40.9 MILLION)

         The Johnson City loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on The Mall at Johnson City. The loan bears interest at a rate equal to 8.370% per annum, requires monthly payments of principal and interest and a balloon payment of $37.0 million at maturity on June 1, 2010.

OTHER MORTGAGE NOTES ($46.9 MILLION)

         Other mortgage notes include community center loans collateralized with first mortgage liens on five Properties. Three of the mortgages, aggregating $23.2 million, bear interest at 8.75% per annum and mature in June 2001. A $16.1 million mortgage bears interest at 8.52% per annum and matures in 2010 and a $7.5 million mortgage bears interest at 7.88% per annum and matures in 2016. The loans require monthly payments of principal and interest and a balloon payment of $37.8 million.

OTHER BRIDGE FACILITIES ($147.2 MILLION)

         All bridge facilities mature during 2001. Three loans were provided by Prudential Securities Credit Corporation aggregating $118.6 million and bearing interest at LIBOR plus 1.75% per annum and collateralized with first mortgage liens on 46 Community Centers. There are also two bridge facilities provided by banks that mature in 2001. One is a $20.6 million facility at LIBOR plus 2.00% per annum collateralized with first mortgages on five Community Centers and one is an $8.0 million facility at 11.0% collateralized with first mortgage liens on six Community Centers. The loans require monthly payments of interest only.

THE CONSTRUCTION LOANS

Meadowview Square Loan

         In October 1996, the Company entered into a construction loan to finance the development of Meadowview Square, a Community Center in Kent, Ohio, pursuant to which the Company has a right to borrow $9.8 million. The construction loan was originated by Provident Bank and is collateralized with a first mortgage lien on Meadowview Square. The loan is due May 2001, requires monthly payments of principal and interest at LIBOR plus 200 basis points (8.779% at December 31, 2000) and a balloon payment of $9.3 million at maturity. As of December 31, 2000, the Company had borrowed $9.3 million under this construction loan.

Fairfield Commons Regal Cinemas Loan

         In February 1999, the Company entered into a construction loan to finance the development of Regal Cinemas at The Mall at Fairfield Commons in Beavercreek, Ohio, pursuant to which the Company has a right to borrow $8.7 million. The construction loan was originated by Provident Bank and is collateralized with a first mortgage lien on the Fairfield Commons Regal Cinema. The loan is due August 1, 2001, is subject to a six month extension and is payable monthly, interest only, at LIBOR plus 190 basis points (8.679% at December 31, 2000). As of December 31, 2000, the Company had borrowed $8.6 million under this construction loan.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2000.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

 (a)     Market Information

         The Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 7, 2001, the last reported sales price of the Shares on the NYSE was $15.300. The following table shows the high and low sales prices for the Shares on the NYSE for the 2000 and 1999 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.
                                                              DISTRIBUTIONS
           QUARTER ENDED            HIGH            LOW         PER SHARE
           -------------            ----            ---         ---------
         March 31, 1999          $  16.063     $  13.688         0.4808
         June 30, 1999              17.813        13.875         0.4808
         September 30, 1999         16.500        14.688         0.4808
         December 31, 1999          15.063        12.750         0.4808
         March 31, 2000             14.813        12.000         0.4808
         June 30, 2000              14.625        12.875         0.4808
         September 30, 2000         16.063        13.938         0.4808
         December 31, 2000          14.500        11.938         0.4808

(b)      Holders

         The number of holders of record of the Shares was 1,005 as of March 7, 2001.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2000, 250,000 Shares were authorized of which 113,104 Shares have been issued.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                             2000        1999            1998         1997        1996
                                                             ----        ----            ----         ----        ----
OPERATING DATA (IN THOUSANDS, EXCEPT PER
SHARE AMOUNTS):
Total revenues.......................................    $  249,989  $  231,821      $  187,504   $  142,529   $  120,067
Operating income.....................................       119,122     113,910          95,792       76,031       55,696
Interest expense.....................................        85,670      66,873          51,184       43,744       30,646
Equity in income (loss) from unconsolidated entities          3,607      (4,570)         (2,388)        (661)          42
Interest income......................................         2,341       1,534           1,883        1,032          506
(Loss) gain on sales of properties/outparcels........         4,358         (12)                         155        1,506
Minority interest in operating partnership...........         2,365       2,316           2,623        3,022        3,385
Extraordinary item:
  Extinguishment of debt-prepayment fees
   and write-off of deferred financing fees..........           443         545             490
Net income...........................................        40,950      41,128          40,990       29,793       28,049
Preferred stock dividends............................        22,469      21,620          20,079        4,705          268
Net income available to common shareholders..........        18,481      19,508          20,911       25,088       27,781
Per common share data:
  Earnings per share (basic and diluted).............    $     0.78  $     0.82      $     0.88   $     1.12   $     1.27
Distributions........................................    $   1.9232  $   1.9232      $   1.9232   $   1.9232   $   1.9232

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment...........................    $1,358,006  $1,374,965      $1,291,412   $  983,811   $  862,717
Investment in unconsolidated real estate entities....       137,691     121,777         200,205      118,195       41,351
Total assets.........................................     1,589,545   1,585,608       1,557,790    1,163,587      949,062
Total debt...........................................     1,069,466   1,032,229         994,011      591,688      575,247
Redeemable preferred shares..........................        90,000      90,000          90,000       90,000       34,000
Total shareholders' equity...........................       339,947     365,660         391,075      411,055      269,211

OTHER DATA:
Ratio of earnings to combined fixed charges and
    preferred stock dividends........................         1.47x       1.45x           1.54x        1.59x        1.81x
Funds from operations (1) (in thousands).............    $   77,353  $   71,265      $   64,803   $   55,898   $   51,382
Cash provided by operating activities (in thousands)         75,168      97,120          76,796       56,406       53,918
Cash provided by (used in) investing activities
  (in thousands).....................................         3,125     (12,621)       (409,015)    (244,823)    (161,251)
Cash (used in) provided by financing activities
  (in thousands).....................................       (81,918)    (84,409)        333,734      186,883      110,469
Number of properties (2).............................           111         126             125          120          113
Total GLA (in thousands) (3) (4).....................        30,518      31,883          30,334       25,450       18,554
Occupancy rate % (2) (3).............................          93.6%       94.5%           93.8%        94.0%        95.4%

(1) Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.
(2) Number of Properties open at the end of the period including three Properties at December 31, 1997, leased or managed by the Company, in which the Company did not hold an ownership interest. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3) 2000 includes 8.2 million square feet of GLA, 1999 includes 8.6 million square feet of GLA, 1998 includes 7.1 million square feet of GLA, 1997 includes 3.4 million square feet of GLA and 1996 includes 549,000 square feet of GLA, owned by joint ventures in which the Operating Partnership has interests ranging from 20.0% to 50.0%.
(4) 1997 includes 2.5 million square feet of GLA leased or managed by the Company in which the Company did not hold an ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-K.

         For the year ended December 31, 2000, the Company added additional disclosures and revised the line item classification of certain revenue and expense items in an effort to improve disclosure and provide information in a manner that would promote comparability with other public companies. The 1999 and 1998 consolidated Statements of Operations include reclassifications to conform to the 2000 presentation. These changes, which had no impact on reported net income, have also been reflected in Management's Discussion and Analysis of Financial Condition and Result of Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         Total revenues increased 7.8%, or $18.2 million, for the year ended December 31, 2000. Of the $18.2 million increase, $19.6 million was the result of increased revenues at the malls, $3.2 million was the result of decreased revenues at the community centers (including a $2.2 million decrease from dispositions) and $1.8 was related to other revenue increases. Mall acquisitions for the year ended December 31, 2000, reflect the inclusion of The Great Mall of the Great Plains and The Mall at Johnson City in the consolidated financial statements effective October 1, 1999, and November 1, 2000, respectively, as a result of an increase in the Company's ownership to 55.0% and 100.0%, at those dates, respectively.

Minimum rents

         Minimum rents increased 5.0%, or $7.8 million, for the year ended December 31, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                           MALLS            CENTERS              TOTAL           TOTAL
                                           -----            -------              -----           -----
         Same center..................      $2.9             $(0.9)               $2.0            1.3%
         Acquisitions/Developments....       7.8               0.0                 7.8            5.0
         Dispositions.................       0.0              (2.0)               (2.0)          (1.3)
                                         -------            ------               -----          -----
                                           $10.7             $(2.9)               $7.8            5.0%
                                         =======            ======               =====          =====

Tenant  reimbursements

         Tenant reimbursements reflect a net increase of 13.6%, or $7.4 million, for the year ended December 31, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                           MALLS            CENTERS              TOTAL           TOTAL
                                           -----            -------              -----           -----
         Same center..................     $4.0                $0.0               $4.0            7.4%
         Acquisitions/Developments....      3.6                 0.0                3.6            6.6
         Dispositions.................      0.0                (0.2)              (0.2)          (0.4)
                                          ------             ------              -----           ----
                                           $7.6               $(0.2)              $7.4           13.6%
                                          ======             ======              =====          =====

Fee income and other revenues

         The $2.7 million increase in fee income and other revenues is primarily the result of a net increase of $950,000 in management fee revenues from the joint ventures as a result of the opening of Jersey Gardens in October 1999, an increase of $740,000 in temporary tenant income at the Malls, an increase of $210,000 in compactor pad rentals at the Malls and an increase of $400,000 in other income items.

 EXPENSES

         Total expenses increased 11.0%, or $13.0 million, for the year ended December 31, 2000. Real estate taxes increased $1.2 million, property operating expenses increased $4.7 million and depreciation and amortization increased $5.9 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 9.6%, or $5.9 million for the year ended December 31, 2000.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------------------
                                                           COMMUNITY                             PERCENT
                                          MALLS             CENTERS              TOTAL            TOTAL
                                          -----            ---------             -----           -------
         Same center..................     $1.4               $ 0.0              $ 1.4             2.3%
         Acquisitions/Developments....      5.0                 0.0                5.0             8.1
         Dispositions.................      0.0                (0.5)              (0.5)           (0.8)
                                          -----              ------              -----           -----
                                           $6.4               $(0.5)              $5.9             9.6%
                                          =====              ======              =====           =====

Depreciation and amortization

         The $5.9 million increase in depreciation and amortization consists primarily of an increase of $5.1 million from mall acquisitions and an increase of $1.3 million in the core portfolio properties and corporate assets, offset with a $500,000 decrease from dispositions.

General and administrative

         General and administrative expense was $10.2 million and represented 4.1% of total revenues for the year ended December 31, 2000, compared to $9.4 million and 4.1% of total revenues for the corresponding period in 1999. The $750,000 increase consists primarily of increases in state and local taxes of $450,000 and increases in wages and benefits of $300,000.

GAIN ON SALES

         During the year ended December 31, 2000, the Company completed $45.2 million in asset sales and recognized net gains of $4.4 million.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 28.1%, or $18.8 million, for the year ended December 31, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                   ------------------------------------------------------
                                                          2000                1999            INC. (DEC.)
                                                   ------------------------------------------------------
         Average loan balance.....................   $1,065,764           $1,043,749            $22,015
         Average rate.............................         7.87%                7.21%             0.66%

         Total interest...........................   $   83,876           $   75,254            $ 8,622
         Less: Capitalized interest...............       (2,149)              (5,823)             3,674
         Add:  Loan fee amortization..............        4,890                2,540              2,350
         Other (1)................................         (947)              (5,097)             4,150
                                                     -----------          ----------            -------
         Interest expense.........................   $   85,670           $   66,874            $18,796
                                                     ==========           ==========            =======

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

        Total revenues increased 24.0%, or $44.3 million, for the year ended December 31, 1999. Of the $44.3 million increase, $39.9 million was the result of increased revenues at the Malls, $3.0 million was the result of increased revenues at the Community Centers and $1.4 million was related to other revenue increases.

Minimum rents

         Minimum rents increased 17.7%, or $23.4 million, for the year ended December 31, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                           --------------------------------------------------------------
                                                              COMMUNITY                          PERCENT
                                              MALLS            CENTERS              TOTAL          TOTAL
                                              -----            -------              -----          -----
         Same center..................       $ 2.2               $1.2              $ 3.4             2.6%
         Acquisitions/Developments.....       19.9                0.1               20.0            15.1
                                             -----              -----              -----            ----
                                             $22.1               $1.3              $23.4            17.7%
                                             =====               ====              =====            ====

Percentage rents

        Percentage rents increased $2.4 million for the year ended December 31, 1999. Of this increase, $1.8 million was earned at the Malls and primarily related to acquisitions/developments and $600,000 was earned at the Community Centers.

Tenant reimbursements


         Tenant reimbursements reflect a net increase of 33.2%, or $13.6 million, for the year ended December 31, 1999.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                            ------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                              MALLS          CENTERS                TOTAL         TOTAL
                                              -----          -------                -----         -----
         Same center..................       $ 0.3             $1.1                $ 1.4           3.3%
         Acquisitions/Developments....        12.2              0.0                 12.2          29.9
                                            ------            -----               ------          ----
                                             $12.5             $1.1                $13.6          33.2%
                                             =====             ====                =====          ====

Fee income and other revenues

         The $5.0 million increase in fee income and other revenues is primarily the result of an increase of $3.4 million in temporary tenant income at the Malls, $2.2 million of which was from acquisitions/developments, increases in management fee revenue of $1.0 million and an increase of $300,000 in compactor pad rentals at the Malls.

EXPENSES

         Total expenses increased 28.6%, or $26.2 million, for the year ended December 31, 1999. Real estate taxes increased $4.4 million, property operating expenses increased $12.2 million, the provision for credit losses increased $1.0 million and other operating expenses increased $1.2 million, depreciation and amortization increased $8.1 million and general and administrative expenses decreased $600,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 36.7%, or $16.5 million for the year ended December 31, 1999.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                            ------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                             MALLS            CENTERS             TOTAL          TOTAL
                                            -------          ---------            -----          -------
         Same center..................       $ 1.1               $1.0             $ 2.1             4.7%
         Acquisitions/Developments...         14.4                0.0              14.4            32.0
                                            ------              -----            ------            ----
                                             $15.5               $1.0             $16.5            36.7%
                                             =====               ====             =====            ====

Provision for credit losses

         The provision for credit losses was approximately $2.6 million and represented 1.2% of tenant revenues for the year ended December 31, 1999, compared to 1.0% of tenant revenues for the year ended December 31, 1998.

Depreciation and amortization

         The $8.1 million increase in depreciation and amortization consists primarily of an increase of $6.3 million from Mall acquisitions, an increase of $1.8 million in the core portfolio Properties and a $1.0 million increase in corporate expense, offset with a decrease of $1.0 million from dispositions.

General and administrative

         General and administrative expense was $9.4 million and represented 4.1% of total revenues for the year ended December 31, 1999, compared to $10.0 million and 5.3% of total revenues for the corresponding period in 1998. The decrease in expense is primarily due to a decrease in the number of corporate associates, as a result of various efficiency initiatives implemented during the year.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 30.7%, or $15.7 million, for the year ended December 31, 1999. The summary below identifies the increase by its various components (dollars in thousands).

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                           1999             1998                 INC. (DEC.)
                                                       ----------          --------              -----------
         Average loan balance.....................     $1,043,749          $805,927               $237,822
         Average rate.............................           7.21%             7.25%                 (0.04)%

         Total interest...........................         75,254            58,430                 16,824
         Less:  Capitalized interest..............         (5,823)           (6,666)                   843
         Add:  Loan fee amortization..............          2,540             2,361                    179
         Add:  Amortization of rate buydown.......                              517                   (517)
         Other (1)................................         (5,097)           (3,458)                (1,639)
                                                       ----------          --------               --------
         Interest expense.........................     $   66,874          $ 51,184               $ 15,690
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

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Properties. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (8.461% at December 31, 2000). Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2000, the weighted-average interest rate was 8.416%. At December 31, 2000, the outstanding balance on the Credit Facility was $163.4 million.

         In February 2000, the Company refinanced a $16.2 million construction loan payable with a new $16.2 million loan collateralized by a first mortgage lien on Georgesville Square, which matures in March 2010 and bears interest at 8.52% per annum. In July 2000, the Company refinanced a $45.0 million maturing construction loan on The Great Mall of the Great Plains with a new $42.0 million loan. This loan matures in July 2002 and can be extended for one year. It requires payments of interest only and carries a floating rate of LIBOR plus 355 basis points per annum. Throughout 2000, the Company refinanced certain maturing debt with short term floating rate debt of $131.9 million at rates of LIBOR plus 175 basis points to 11.00% per annum secured by 55 community center and single tenant assets. In total, the Company repaid $248.6 million in mortgage notes during 2000 and executed new notes payable of $207.7 million; net additional borrowings on the Company's Credit Facility were $38.4 million.

         The Company is pursuing a strategy of selling single tenant and non-strategic community center assets and focusing on the regional mall portfolio. The timing and selling prices of future asset sales are dependent upon the Company being able to consummate sales transactions under acceptable terms and at satisfactory pricing as the intent is to redeploy capital as the value of existing assets can be realized through sale transactions. Net proceeds from asset sales are expected to be applied to reduce debt. The Company believes that these short term borrowings provide maximum flexibility in structuring such sales.

         During the year ended December 31, 2000, the Company sold five community centers, 10 single tenant assets and seven outparcels for total proceeds of $45.2 million and recognized a net gain of $4.4 million.

         On February 27, 2001, the Company announced that through its Operating Partnership, GRT has entered into an agreement to purchase $34.0 million of Series A-1 convertible preferred shares of GRT, $56.0 million of Series D convertible preferred shares of GRT, a 40.0% interest in Elizabeth Metro Mall, LLC, a 40.0% interest in Jersey Gardens Center, LLC and a 45.0% interest in Great Plains MetroMall, LLC. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The Company is currently in the process of negotiating funding for the transaction, which is expected to close by June 30, 2001.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, its construction financing, long-term mortgage debt, the venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments. At December 31, 2000, the Company's debt-to-total-market capitalization was 65.8%, compared to 64.7% at December 31, 1999. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the year ended December 31, 2000, was $75.2 million versus $97.1 million for the corresponding period of 1999. Net income adjusted for non-cash items accounted for a $4.4 million decrease, while changes in operating assets and liabilities accounted for a $17.5 million decrease.

         Net cash provided by investing activities for the year ended December 31, 2000, was $3.1 million. It primarily reflects proceeds from the sale of assets of $41.4 million, additional direct investments in real estate assets of $23.0 million, investment in unconsolidated entities of $8.5 million, an increase in deferred expenses, prepaid and other assets of $11.5 million and withdrawals from cash in escrow of $4.6 million.

         Net cash used in financing activities for the year ended December 31, 2000, was $81.9 million. Cash was used to fund distributions of $78.6 million and make principal payments on mortgage and notes payable of $250.0 million. Cash was provided by additional borrowings on the Credit Facility of $38.4 million and issuance of new mortgage and notes payable of $207.7 million.

ACQUISITION EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its acquisition expansion, renovation and development activities. Its business strategy is to grow the Company's assets and cash flow available, to among other things, provide for dividend requirements.

ACQUISITIONS

         In the fourth quarter of 2000, the Company acquired an additional 50.0% ownership interest in The Mall at Johnson City, giving the Company a 100.0% ownership. The Company accounted for its interest in this Property under the equity method prior to its inclusion in investment in real estate as of November 1, 2000. Investment in real estate has decreased $18.8 million (net of $43.8 million related to Johnson City Venture, LLC) since December 31, 1999.

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

Malls

         During 2000, five new anchors opened and one closed at the Malls. At The Great Mall of the Great Plains, in Olathe, Kansas, Saks Fifth Avenue's value brand, Off 5th, opened during the first quarter 2000 as an anchor in 25,000 square feet of gross leasable area. Additionally, at Jersey Gardens, in Elizabeth, New Jersey, Old Navy opened during the second quarter 2000 in a 45,000 square foot store. At Dayton Mall, in Dayton, Ohio, DSW Shoe Warehouse opened a 20,000 square foot store in the third quarter and Old Navy expanded to a 24,000 square foot store in the fourth quarter. At SuperMall of the Great Northwest, in Auburn, Washington, Old Navy expanded into a 25,000 square foot space in the fourth quarter. At Northwest Mall, in Houston, Texas, JCPenney closed a 209,000 square foot store where the land and building are owned by a third party.

Community Centers

         The Company currently has community center anchor expansion and redevelopment projects in process at CrossCreek Plaza in Beaufort, South Carolina and River Valley Plaza, in Lancaster, Ohio. The total financial commitment in connection with these projects is approximately $1.0 million. During 2000, the Company completed renovation projects at Stewart Plaza in Mansfield, Ohio and Loyal Plaza in Loyalsock, Pennsylvania.

DEVELOPMENTS

Polaris Towne Center

         In March 1998, a joint venture in which the Company has a 50.0% ownership interest, commenced construction of a Community Center, Polaris Towne Center in northern Columbus, Ohio. At December 31, 2000, the center was substantially complete with approximately 776,000 square feet of retail space open. Polaris Towne Center features grocery and discount store anchors, restaurants, big box retailers and specialty shops. The center was 100.0% occupied at December 31, 2000. During the second quarter of 2000, the joint venture refinanced the construction loan on this center with a permanent 10-year mortgage note payable at an interest rate of 8.20% per annum and secured by a first mortgage lien on Polaris Towne Center.

Jersey Gardens

         A joint venture in which the Company has a 30.0% ownership interest, developed a 1.3 million square foot value-oriented fashion and entertainment megamall, ("Jersey Gardens"), located in Elizabeth, New Jersey.

Construction of the mall and related infrastructure has been completed and the grand opening of Jersey Gardens was October 21, 1999. Occupancy of Jersey Gardens was 86.5% at December 31, 2000. The joint venture has also arranged a construction loan facility of $163.0 million for the project which matures in 2002 and is secured by a first mortgage lien on the project.

         The Company also has a 30.0% ownership interest in a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. The joint venture expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site and to the extent necessary, advances from the joint venture participants. In 2000, the venture sold 9.0 acres of this site for $7.7 million.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet an approximately
146.3 acres in northern Columbus, Ohio. Construction of the Mall commenced in July 2000 and the Mall is scheduled to open in October 2001. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In November 2000, the Company announced the addition of a seventh anchor, The Great Indoors, to the project. The project is being developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership not affiliated with GRT, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with with its equity contribution to the venture.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. Glimcher Development Corporation is providing all leasing, legal, development and management services for the project. The initial draw under the construction loan was funded in October 2000.

Carson

         The Company has executed a development agreement with the City of Carson, California, and is currently exploring alternatives with respect to the development of this site.

PORTFOLIO DATA

         Tenants reporting sales data in the table below for the twelve month periods ended December 31, 2000 and 1999, represent 13.3 million square feet of GLA, or 73.5% of the "same store" population.

                                                   MALL PROPERTIES                  COMMUNITY CENTERS
                                             --------------------------          -----------------------
     PROPERTY TYPE                           SALES PSF       % INCREASE          SALES PSF    % INCREASE
     -------------                           ---------       ----------          ---------    ----------
     Anchors............................      $163.99          (1.5) %            $257.27        1.2  %
     Stores.............................      $290.97           0.9  %            $191.77       (1.4) %
     Total..............................      $222.95          (0.1) %            $250.00        1.0  %

         Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                            -------------------------------------------------------------
                                            12/31/00      9/30/00      6/30/00       3/31/00     12/31/99
                                            --------      -------      -------       -------     --------

     Mall Anchors........................        96.8%     97.3%        99.0%         99.0%        98.8%
     Mall Stores.........................        86.0%     84.1%        82.7%         83.5%        84.8%
     Mall Stores Comparable 12 Months....        86.0%     83.8%        82.5%         83.4%        85.0%
     Total Mall Portfolio................        92.7%     92.2%        92.8%         93.0%        93.4%
     Community Center Anchors............        96.6%     96.8%        96.9%         97.2%        98.3%
     Community Center Stores.............        88.5%     89.7%        89.6%         90.6%        90.8%
     Total Community Centers.............        94.7%     95.1%        95.2%         95.7%        96.5%
     Single Tenant Retail Properties.....       100.0%    100.0%       100.0%         92.2%        92.2%
     Total Community Center Portfolio....        94.9%     95.3%        95.6%         95.3%        96.1%

 (1) Occupancy statistics included in the above table are based on the total Company Portfolio which includes Properties owned by the Company and Properties held in joint ventures.
 (2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers FFO to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO and adjusted FFO for the years ending December 31, 2000, 1999 and 1998 (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                 2000          1999           1998
                                                                 ----          ----           ----
Net income available to common shareholders...............      $18,481       $19,508       $20,911
Add back (less):
     Real estate depreciation and amortization............       44,560        39,408        32,151
     GRT share of joint venture depreciation
        and amortization..................................       15,862        10,099         8,628
     (Gain) loss on sales of depreciated property.........       (2,105)          293
     (Gain) loss on sales of undepreciated property.......       (2,253)         (281)
     GRT share of joint venture (gain) loss on sales of
        undepreciated property............................                       (623)
     Extraordinary item...................................          443           545           490
     Minority interest in partnership.....................        2,365         2,316        2,623
                                                               --------       -------       -------
Funds from operations.....................................     $ 77,353       $71,265       $64,803
                                                               ========       =======       =======

Funds from operations.....................................      $77,353       $71,265       $64,803
Add back (less):
     Capital expenditures.................................      (13,431)       (6,463)       (7,787)
     Straight-line of minimum rents.......................       (2,136)       (2,319)       (2,114)
     Straight-line of ground lease expense................            9            46            62
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents.....................       (2,845)       (2,483)       (1,776)
                                                               --------     ---------     ---------
Adjusted funds from operations............................      $59,950       $60,046       $53,188
                                                                =======       =======       =======

         FFO increased 8.5%, or $6.1 million for the year ended December 31, 2000. The increase was the result of improved operating income of $5.2 million, an increase in real estate depreciation and amortization of $5.2 million and an increase in the FFO from unconsolidated entities of $14.6 million, partially offset by increased interest expense of $18.0 million, and an increase in preferred stock dividends of $900,000.

         FFO increased 10.0%, or $6.5 million for the year ended December 31, 1999. The increase was the result of improved operating income of $18.1 million and an increase in real estate depreciation and amortization in of $7.3 million, partially offset by increased interest expense of $16.0 million, a decrease in the FFO from unconsolidated entities of $1.3 million and an increase in preferred stock dividends of $1.6 million.

ACCOUNTING PRONOUNCEMENTS

         In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as amended by SFAS No. 137 and 138, effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap or cap. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. On adoption of SFAS No. 133 in January 2001, the Company will record a net transition adjustment of $107,000 in accumulated other comprehensive income and $116,000 in unrealized loss at that time. Adoption of the standard also results in the Company recognizing $107,000 of derivative instrument assets. In general, the amount of volatility will vary with the level of derivative activities during any period.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements which clarified the SEC's views regarding various revenue recognition matters. The Company has concluded that no changes in its revenue recognition policies are required as a result of SAB 101 and that the accounting policies used in preparation of the consolidated financial statements continue to be in accordance with generally accepted accounting principles.

INFORMATION TECHNOLOGY

         In the third quarter, the Company launched several key technology initiatives. On July 31, 2000, the Company announced its plans to implement the Oracle E-Business Suite of financial applications as well as Oracle Property Manager. As part of the implementation the Company will work with Oracle to develop a comprehensive web-based property management solution for REITs. The Company expects the total financial commitments in connection with software, hardware and implementation assistance for the Oracle implementation will not exceed $5.0 million and will be incurred throughout the years 2000 and 2001. In August 2000, the Company announced an agreement for Energy System Management services with Johnson Controls, Inc. This program will utilize innovative metering technology to remotely monitor and profile energy usage providing a clear picture of consumption patterns that can be utilized to lower demand-side usage and reduce unit costs.

         During the third quarter of 2000, the Company also entered into a five-year national agreement to bring the Genesisintermedia.com Centerlinq public Internet access network to each of its malls. In addition to Internet access, the Centerlinq kiosks provide coupons, directories and e-mail via a touch screen computer terminal. The first kiosks are being installed at Jersey Gardens and University Mall and all 23 malls are projected to be on-line by the end of 2001. The Company is also finalizing a program to provide broadband access at each mall with full implementation by year-end 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2000 and 1999, approximately 53.9% and 62.4%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.6 years and 7.0 years, respectively, and weighted-average interest rates of approximately 7.655% and 7.542%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 8.763% and 8.144%, respectively.

         At December 31, 2000 and 1999, the fair value of the Company's debt (excluding its Credit Facility) was $912.4 million and $841.1 million, respectively, compared to its carrying amounts of $906.1 million and $855.3 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2000 and 1999, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $4.9 million and $3.9 million, respectively, and decrease the fair value of debt by approximately $22.5 million and $15.6 million, respectively. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $4.9 million and $3.9 million, respectively, and increase the fair value of debt by approximately $24.2 million and $16.7 million, respectively.

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

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Trustees and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 11, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 11, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 11, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 11, 2001.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS                                                       PAGE NUMBER
                   - Report of Independent Accountants..................................         42
                   - Glimcher Realty Trust Consolidated Balance Sheets as of
                     December 31, 2000 and 1999.........................................         43
                   - Glimcher Realty Trust Consolidated Statements of Operations
                       for the years ended December 31, 2000, 1999 and 1998.............         44
                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity for the years ended December 31, 2000, 1999 and 1998........         45
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 2000, 1999 and 1998.............         46
                   - Notes to Consolidated Financial Statements.........................         47

         (2)      FINANCIAL STATEMENT SCHEDULES
                   - Schedule II - Valuation and Qualifying Accounts and Reserves.......         62
                   - Schedule III - Real Estate and Accumulated Depreciation............         63
                   - Notes to Schedule III..............................................         71

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

                  3.6 Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  3.7 Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  3.8 Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  3.9 Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  3.10 Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  3.11 Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
                  4.1 Specimen Certificate for Common Shares of Beneficial Interest. (2)
                  4.2 Specimen Certificate evidencing 34,000 Shares of Series A Convertible Preferred Shares. (8)
                  4.3 Specimen Certificate evidencing Series A-1 Convertible Preferred Shares. (11)
                  4.4 Specimen Certificate evidencing 9 1/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
                  4.5 Specimen Certificate evidencing Series C Convertible Preferred Shares. (13)
                  4.6 Specimen Certificate evidencing 56,000 Shares of Series D Convertible Preferred Shares of Beneficial interest. (14)
                  10.1 Loan Agreement between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation and The Huntington National Bank relating to the Credit Facility. (1)
                  10.2 First Amendment to Loan Agreement by and among The Huntington National Bank, Glimcher Realty Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)
                  10.3 Second Amendment to Loan Agreement, First Note Extension Agreement and First Amendment to a Credit Line Deed of Trust by and among The Huntington National Bank, Glimcher Properties Limited Partnership, Glimcher Realty Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)
                  10.4 Revolving Note issued by Glimcher Properties Limited Partnership in connection with the Credit Facility.
                           (1)
                  10.5 Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
                  10.6 Promissory Note issued by Morgantown Mall Associates Limited Partnership in connection with the Morgantown Loan. (2)
                  10.7 Credit Line Deed of Trust and Security Agreement, issued by Morgantown Mall Associates Limited Partnership in connection with the Morgantown Loan.
                           (2)
                  10.8 Amended and Restated Loan Agreement among Nomura Asset Capital Corporation, Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)
                  10.9 Holdings A Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)
                  10.10 Holdings B Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)
                  10.11 Centers Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)
                  10.12 Grand Central Note, Nonrecourse Mortgage Note executed by Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership and Grand Central Limited Partnership relating to the Nomura Loan. (1)
                  10.13 ISDA Master Agreement between The Huntington National Bank and Glimcher Properties Limited Partnership. (1)
                  10.15 Continuing Guaranty issued by Glimcher Realty Trust guaranteeing payment of obligations of Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)

                  10.16 Continuing Guaranty issued by Glimcher Properties Corporation guaranteeing payment of obligations of Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
                  10.17 Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing issued by Glimcher Holdings Limited Partnership in connection with the Nomura Loan. (1)
                  10.18 Exemplar of Mortgage/Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing and Modification of Mortgage/Deed of Trust issued by Glimcher Centers Limited Partnership in connection with the Nomura Loan. (1)
                  10.19 Deed of Trust, Assignment of Leases, Security Agreement and Fixture Filing and Modification of Deed of Trust issued by Grand Central Limited Partnership in connection with the Nomura Loan. (1)
                  10.20    Glimcher Realty Trust 1993 Employee Share Option
                           Plan. (2)
                  10.21    Glimcher Realty Trust 1993 Trustee Share Option Plan.
                           (2)
                  10.22 First Amended and Restated Loan Agreement dated as of June 30, 1995, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank,
                           Society National Bank and a Bank Group. (3)
                  10.23    Revolving Promissory Note dated June 30, 1995, in the
                           amount of $87.5 million executed by Glimcher
                           Properties Limited Partnership to The Huntington National Bank. (3)
                  10.24 Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to Society National Bank. (3)
                  10.25 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of The Huntington National Bank. (3)
                  10.26 Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of The Huntington National Bank. (3)
                  10.27 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of Society National Bank. (3)
                  10.28 Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of Society National Bank. (3)
                  10.29 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of twenty seven million six hundred thousand dollars ($27,600,000). (4)
                  10.30 Exemplar Open-End Mortgage, Security Agreement and Fixture Filing issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                  10.31 Exemplar Second Mortgage and Security Agreement dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                  10.32 Exemplar Assignment of Rents and Leases dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
                  10.33 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of six million two hundred thousand dollars ($6,200,000). (4)
                  10.34 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million six hundred thousand dollars ($3,600,000). (4)
                  10.35 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million three hundred thousand dollars ($3,300,000). (4)
                  10.36 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of four million two hundred thousand dollars ($4,200,000). (4)
                  10.37 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of five million one hundred thousand dollars ($5,100,000). (4)
                  10.40 Securities Purchase Agreement among Partnership Acquisition Trust II, Glimcher Properties Limited Partnership and Glimcher Realty Trust, dated November 26, 1996. (7)
                  10.41 Articles Supplementary designating 40,000 Shares of Series A Convertible Preferred Shares Beneficial Interest. (8)
                  10.42 Second Amendment to First Amended and Restated Loan Agreement. (7)
                  10.43 Second Amended and Restated Loan Agreement dated as of May 15, 1997, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The

                           Huntington National Bank, ("Huntington"), KeyBank National Association ("KeyBank"), Fleet National Bank ("Fleet"), Star Bank, National Association ("Star"), PNC Bank, National Association ("PNC"), The Provident Bank ("Provident"), National City Bank of Columbus ("National City") and Bankers Trust Company ("Bankers Trust"). (9)
                  10.44 Form of Revolving Note for each of the eight (8) individual notes, dated May 15, 1997, and executed by Glimcher Properties Limited Partnership. (9)
                           a. Huntington in the amount of $32.5 million;
                           b. KeyBank in the amount of $32.5 million;
                           c. Fleet in the amount of $20 million;
                           d. Star in the amount of $20 million;
                           e. PNC in the amount of $25 million;
                           f. Provident in the amount of $10 million;
                           g. National City in the amount of $20 million; and
                           h. Bankers Trust in the amount of $30 million.
                  10.45    Form of Guaranty for each of the eight (8) individual
                           guarantees, dated May 15, 1997, and issued by
                           Glimcher Realty Trust and Glimcher Properties Corporation. (9)
                           a. Huntington to the extent of $32.5 million;
                           b. KeyBank to the extent of $32.5 million;
                           c. Fleet to the extent of $20 million;
                           d. Star to the extent of $20 million;
                           e. PNC to the extent of $25 million;
                           f. Provident to the extent of $10 million;
                           g. National City to the extent of $20 million; and
                           h. Bankers Trust to the extent of $30 million.
                  10.46 Security Agreement - Interest Rate Protection Contract dated May 15, 1997, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (9)
                  10.47 Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement for each of the three
                           (3) individual mortgages, dated May 15, 1997, and issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (9)
                  10.48 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (13)
                  10.49 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William G. Cornely. (13)
                  10.50 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William R. Husted. (13)
                  10.51 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (13)
                  10.52 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (13)
                  10.53 Underwriting Agreement, dated as of September 30, 1997, among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Prudential Securities Incorporated. (10)
                  10.54 Amendment No. 1 dated as of November 6, 1997 to Securities Purchase Agreement among Partnership Acquisition Trust II, Glimcher Properties Limited Partnership and Glimcher Realty Trust, dated November 26, 1996. (11)
                  10.55 Articles Supplementary classifying 5,520,000 Shares of beneficial interest on Series B Cumulative Redeemable Preferred Shares of Beneficial Interest.
                           (13)
                  10.56 Articles Supplementary designating 40,000 Shares of Series A-1 Convertible Preferred Shares of Beneficial Interest. (13)
                  10.57 Articles Supplementary designating 56,000 Shares of Series C Convertible Preferred Shares of Beneficial Interest. (13)
                  10.58 Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars ($64,898,546). (12)
                  10.59 Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (12)
                  10.60    Glimcher Realty Trust 1997 Incentive Plan. (13)

                  10.61 Articles Supplementary designating 56,000 Shares of Series D Convertible Preferred Shares of Beneficial Interest. (14)
                  10.62 Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC. (13)
                  10.63 Promissory Note dated as of June 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifty million dollars ($50,000,000). (15)
                  10.64 Mortgage, assignment of leases and rents and security agreement to Nomura Asset Capital Corporation dated as of June 1, 1998. (15)
                  10.65 Promissory Note dated as of June 1, 1998, issued by Glimcher Northtown Venture, LLC in the amount of forty million dollars ($40,000,000). (15)
                  10.66 Mortgage, assignment of leases and rents, security agreement and fixture financing statement by Glimcher Northtown Venture, LLC to Nomura Asset Capital Corporation dated as of June 1, 1998. (15)
                  10.67 Promissory note dated as of July 15, 1998, issued by Montgomery Mall Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000). (15)
                  10.68 Mortgage and security agreement by Montgomery Mall Associates Limited Partnership to Lehman Brothers Holdings, Inc. dated as of July 15, 1998. (15)
                  10.69 Promissory note dated as of July 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifteen million dollars ($15,000,000). (15)
                  10.70 Mortgage loan assumption agreement by and among Weberstown Shopping Center, Center Properties, Weberstown Mall, LLC and Aid Association for Lutherans dated as of August 1, 1998. (15)
                  10.71 Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (15)
                  10.72 Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (15)
                  10.73 Promissory Note dated as of September 15, 1998, issued by Glimcher Lloyd Venture, LLC in the amount of one hundred thirty million dollars ($130,000,000).
                           (15)
                  10.74 Mortgage loan cooperation agreement to Goldman Sachs Mortgage Company dated as of September 15, 1998. (15)
                  10.75 Promissory Note dated as of September 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of ten million dollars ($10,000,000). (15)
                  10.76 Promissory Note dated as of October 13, 1998, issued by Glimcher Properties Limited Partnership in the amount of fourteen million dollars ($14,000,000).
                           (15)
                  10.77 Mortgage, assignment of rents and security agreement by Glimcher Development Corporation to The Huntington National Bank dated as of October 13, 1998. (15)
                  10.78 Mortgage, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
                  10.79 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
                  10.80 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
                  10.81 Mortgage loan to Bankers Trust Company for Ohio property, dated as of October 30, 1998. (15)
                  10.82    Mortgage loan to Bankers Trust Company for Kansas
                           property, dated as of October 30, 1998. (15)
                  10.83    Mortgage loan to Bankers Trust Company for New York
                           property, dated as of October 30, 1998. (15)
                  10.84    Promissory Note dated as of November 1, 1998, issued
                           by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000).
                           (15)
                  10.85 Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999.
                           (16)
                  10.86 Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). Deed of Trust and Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holdings Inc. dated as of April 26, 1999. (16)
                  10.87 Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (17)
                  10.88 Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000). (17)
                  10.89 Term Note dated as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty two million five hundred thousand dollars ($22,500,000). (17)
                  10.90 Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
                  10.91 Executed form of Open End Mortgage Assignment of Rents and Security Agreement for each of the two individual mortgages, dated, June 17, 1999 and issued by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
                  10.92 A Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
                  10.93 Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
                  10.94 Amended and Restated Term Note as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty four million three hundred seventy five thousand dollars ($24,375,000). (17)
                  10.95 Note Consolidation and Modification Agreement as of April 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)
                  10.96 Executed form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)
                  10.97 Executed Form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)
                  10.98 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)
                  10.99 Mortgage Modification Agreement by Glimcher Development Corporation for the benefit of Lehman Brothers Holdings, Inc. dated as of April 28, 1999.
                           (17)
                  10.100 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)
                  10.101 Amended and Restated Promissory Note as of April 28, 1999 issued by Glimcher Properties Limited Partnership and Glimcher Development Corporation in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)
                  10.102 First Amendment to Second Amended and Restated Loan Agreement dated as of June 17, 1999 between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties, The Huntington National Bank ("HNB"), KeyBank National Association ("KeyBank"), Firstar, N.A. ("Firstar"), The Provident Bank ("Provident"), National City Bank ("National City"), Bankers Trust Company ("Bankers Trust"), PNC Bank National Association ("PNC"), FirstMerit Bank N.
                           A. ("FirstMerit"), and First Union National Bank ("First Union"). (17)
                  10.103 Form of Substitute Revolving Note for each of the nine individual notes, dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership and issued to the following entities in the following amounts: (17)
                           a. HNB in the amount of $30.0 million.
                           b. KeyBank in the amount of $30.0 million.
                           c. Firstar in the amount of $20.0 million.
                           d. Provident in the amount of $10.0 million.
                           e. National City in the amount of $20.0 million.
                           f. Bankers Trust in the amount of $25.0 million.

                           g. PNC in the amount of $10.0 million.
                           h. FirstMerit in the amount of $10.0 million.
                           i. First Union in the amount of $15.0 million
                  10.105 Form of Guaranty for each of the nine individual guarantees, dated as of June 17, 1999 and issued by Glimcher Realty Trust to the following entities in the following amounts: (17)
                           a. HNB to the extent of $30.0 Million.
                           b. KeyBank to the extent of $30.0 million.
                           c. Firstar to the extent of $20.0 million.
                           d. Provident to the extent of $10.0 million.
                           e. National City to the extent of $20.0 million.
                           f. Bankers Trust to the extent of $25.0 million.
                           g. PNC to the extent of $10.0 million.
                           h. First Merit to the extent of $10.0 million.
                           i. First Union to the extent of $15.0 million.
                  10.106 Executed Form of Modification of Indebtedness Secured by Open-ended Mortgage, Assignment of Rents and Security Agreement for each of the three individual mortgages, dated as of June 17, 1999 and issued by Glimcher Properties Limited Partnership. (17)
                  10.107 Security Agreement - Interest Rate Protection Contract dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders.
                           (17)
                  10.108 Mortgage, Security Agreement and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  10.109 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  10.110 Mortgage, Security Agreement Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  10.111 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  10.112 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  10.113 Promissory Note dated as of June 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of ninety million dollars ($90,000,000).
                  10.114 Deed to Secure Debt and Security Agreement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of October 12, 1999.
                  10.115   Employment Agreement by and between GRT and William
                           G. Cornely, dated December 1, 2000.
                  10.116 Employment Agreement by and between GDC and P. Martin Yates, dated January 3, 2000.
                  10.117 Employment Agreement by and between GDC and Scott McCarthy, dated October 1, 2000.
                  10.118   Severance Benefits Agreement by and between GPLP and
                           P. Martin Yates, dated February 1, 2000.
                  10.119 Severance Benefits Agreement by and between GPLP and Scott McCarthy, dated October 1, 2000.
                  10.120 Consolidated, Amended and Restated Note dated as of June 30, 2000, issued by Glimcher Properties Limited Partnership in the amount of One hundred twenty seven million five hundred thousand dollars ($127,500,000).
                  10.121 Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents by Glimcher Properties Limited Partnership to Prudential Securities Credit Corporation, LLC dated as of July 30, 2000.
                  10.122 Promissory Note dated as of October 16, 2000, issued by Glimcher Properties Limited Partnership in the amount of eight million dollars ($8,000,000).
                  21.1     Subsidiaries of the Registrant
                  23.1     Consent of Independent Accountants

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

                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GLIMCHER REALTY TRUST
                                             /s/ HERBERT GLIMCHER
                                             ----------------------------
                                             /s/Herbert Glimcher
                                             Herbert Glimcher
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             March 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                            TITLE                            DATE
---------                                                        ---------------                   ----------
/S/ Herbert Glimcher                                        Chairman of the Board,                March 7, 2001
--------------------------------------------------    Chief Executive Officer (Principal
Herbert Glimcher                                        Executive Officer) and Trustee


/S/ Michael P. Glimcher                                      President and Trustee               March 7, 2001
--------------------------------------------------
Michael P. Glimcher
                                                           Executive Vice President,
/S/ William G. Cornely                                     Chief Operating Officer,              March 7, 2001
--------------------------------------------------    Chief Financial Officer, Treasurer
William G. Cornely                                               and Trustee


/S/ George A. Schmidt                                     Executive Vice President,              March 7, 2001
--------------------------------------------------        General Counsel, Secretary
George A. Schmidt                                                 and Trustee


/S/ Wayne S. Doran                                         Member, Board of Trustees             March 7, 2001
--------------------------------------------------
Wayne S. Doran

/S/ Philip G. Barach                                       Member, Board of Trustees             March 7, 2001
--------------------------------------------------
Philip G. Barach


/S/ Oliver Birckhead                                       Member, Board of Trustees             March 7, 2001
--------------------------------------------------
Oliver Birckhead


/S/ E. Gordon Gee                                          Member, Board of Trustees             March 7, 2001
--------------------------------------------------
E. Gordon Gee


/S/ David J. Glimcher                                      Member, Board of Trustees             March 7, 2001
--------------------------------------------------
David J. Glimcher


/S/ Alan R. Weiler                                         Member, Board of Trustees             March 7, 2001
--------------------------------------------------
Alan R. Weiler


/S/ Harvey Weinberg                                        Member, Board of Trustees             March 7, 2001
--------------------------------------------------
Harvey Weinberg

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 33 present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a) (2) on page 33 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP


Columbus, Ohio
February 7, 2001, except for Note 5, as to which the date is February 27, 2001

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2000                1999
                                                                                   ----                ----
Investment in real estate:
   Land................................................................       $   187,282         $   182,559
   Buildings, improvements and equipment...............................         1,383,402           1,358,901
   Developments in progress............................................            12,804              16,992
                                                                              -----------         -----------
                                                                                1,583,488           1,558,452
   Less accumulated depreciation.......................................           225,482             183,487
                                                                              -----------         -----------
     Net property and equipment........................................         1,358,006           1,374,965
   Investment in unconsolidated real estate entities...................           137,691             121,777
                                                                              -----------         -----------
     Net investment in real estate.....................................         1,495,697           1,496,742
                                                                              -----------         -----------

Cash and cash equivalents..............................................             5,414               9,039
Cash in escrow.........................................................            19,919              24,553
Tenant accounts receivable, net........................................            48,429              36,725
Deferred expenses, net.................................................            16,373              12,173
Prepaid and other assets...............................................             3,713               6,376
                                                                              -----------         -----------
                                                                              $ 1,589,545         $ 1,585,608
                                                                              ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.................................................       $   906,066         $   907,229
Notes payable..........................................................           163,400             125,000
Accounts payable and accrued expenses..................................            41,919              44,738
Distributions payable..................................................            18,644              23,018
                                                                              -----------         -----------
                                                                                1,130,029           1,099,985
                                                                              -----------         -----------
Commitments and contingencies

Minority interest in operating partnership.............................            29,569              29,963
                                                                              -----------         -----------

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of December 31, 2000 and 1999, respectively....................            90,000              90,000
                                                                              -----------         -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding................           127,950             127,950
   Common shares of beneficial interest, $0.01 par value, 23,821,652 and 23,764,879 shares issued and outstanding as of
     December 31, 2000 and 1999, respectively..........................               238                 238
  Additional paid-in capital...........................................           355,430             353,856
  Distributions in excess of accumulated earnings......................          (143,671)           (116,384)
                                                                              -----------         -----------
                                                                                  339,947             365,660
                                                                              -----------         -----------
                                                                              $ 1,589,545         $ 1,585,608
                                                                              ===========         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                           2000             1999         1998
                                                                           ----             ----         ----
Revenues:
    Minimum rents.....................................................    $163,096      $ 155,272     $ 131,918
    Percentage rents..................................................       7,538          7,356         4,989
    Tenant reimbursements.............................................      62,097         54,652        41,016
    Fee income........................................................       6,685          5,603         4,051
    Other.............................................................      10,573          8,938         5,530
                                                                        -----------  ------------  ------------
       Total revenues.................................................     249,989        231,821       187,504
                                                                        -----------  ------------  ------------
Expenses:
    Real estate taxes.................................................      22,232         21,032        16,662
    Property operating expenses.......................................      45,282         40,556        28,406
                                                                        -----------   -----------   -----------
                                                                            67,514         61,588        45,068
    Provision for doubtful accounts...................................       2,780          2,635         1,670
    Other operating expenses..........................................       2,962          2,714         1,499
    Depreciation and amortization.....................................      47,446         41,557        33,464
    General and administrative........................................      10,165          9,417        10,011
                                                                        -----------   -----------   -----------
       Total expenses.................................................     130,867        117,911        91,712
                                                                        -----------   -----------   -----------

       Operating income...............................................     119,122        113,910        95,792

Gain (loss) on sales of properties/outparcels.........................       4,358            (12)
Interest income.......................................................       2,341          1,534         1,883
Interest expense......................................................      85,670         66,873        51,184
Equity in income (loss) of unconsolidated entities....................       3,607         (4,570)       (2,388)
Minority interest in operating partnership............................       2,365          2,316         2,623
                                                                      ------------   ------------  ------------
Income before extraordinary item......................................      41,393         41,673        41,480
Extraordinary item:
    Early extinguishment of debt .....................................         443            545           490
                                                                      ------------- ------------- -------------
       Net income.....................................................      40,950         41,128        40,990
Preferred stock dividends.............................................      22,469         21,620        20,079
                                                                       -----------     ----------   -----------
       Net income available to common shareholders....................  $   18,481      $  19,508    $   20,911
                                                                        ==========      =========    ==========

Earnings per share before extraordinary item (basic and diluted)......  $     0.79    $      0.84  $       0.90
Extraordinary item....................................................  $     0.02    $      0.02  $       0.02
Earnings per share (basic and diluted)................................  $     0.78    $      0.82  $       0.88

Cash distributions declared per common share of beneficial interest...  $   1.9232    $    1.9232  $     1.9232
                                                                        ==========      =========    ==========




              The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000 1999, AND 1998
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE
                            AND PER SHARE AMOUNTS)

                                                                                         COMMON SHARES OF
                                              SERIES A-1 AND D       SERIES B           BENEFICIAL INTEREST           ADDITIONAL
                                                CONVERTIBLE         CUMULATIVE       ------------------------           PAID-IN
                                              PREFERRED SHARES   PREFERRED SHARES        SHARES       AMOUNT            CAPITAL
                                              ----------------   ----------------        ------       ------            -------
Balance, December 31, 1997.................    $    90,000          $ 127,950         23,669,960        $237           $ 348,433

 Distributions declared, $1.9232 per share
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                                               19,103                             275
 Other issuance of shares..................                                               16,921                             209
 OP unit conversion........................                                                5,114                              16
 Additional OP units issued ...............                                                                                4,235
 Preferred stock dividends declared........
 Net income................................
 Transfer to minority interest in partnership.                                                                               (51)
                                                  ----------        -----------     --------------   -----------       -----------
Balance, December 31, 1998.................         90,000            127,950         23,711,098         237             353,117

 Distributions declared, $1.9232 per share
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                                               31,875           1                 501
 401(k) Shares issued......................                                               14,728                             229
 OP unit conversion........................                                                7,178                             115
 Preferred stock dividends declared........
 Net income................................
 Transfer to minority interest in partnership.                                                                              (106)
                                                  ----------        -----------     --------------   -----------       -----------
Balance, December 31, 1999.................         90,000            127,950         23,764,879         238             353,856

 Distributions declared, $1.9232 per share
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                                               35,516                             483
 Other issuance of shares..................                                                3,000                              37
 401(k) Shares issued......................                                               18,257                             248
 Preferred stock dividends declared........
 Net income................................
 Transfer minority interest in partnership.                                                                                  806
                                                  ----------        -----------     --------------   -----------       -----------

Balance, December 31, 2000.................       $ 90,000          $ 127,950         23,821,652        $238           $ 355,430
                                                  ==========        ===========     ==============   ===========       ===========


                                                DISTRIBUTIONS
                                                IN EXCESS OF
                                                 ACCUMULATED
                                                   EARNINGS        TOTAL
                                                   --------        -----
Balance, December 31, 1997.................    $   (65,565)      $  501,055

 Distributions declared, $1.9232 per share         (45,575)         (45,575)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                             275
 Other issuance of shares..................                             209
 OP unit conversion........................                              16
 Additional OP units issued ...............                           4,235
 Preferred stock dividends declared........        (20,079)         (20,079)
 Net income................................         40,990           40,990
 Transfer to minority interest in partnership.                          (51)
                                                  ---------        -----------
Balance, December 31, 1998.................        (90,229)         481,075

 Distributions declared, $1.9232 per share         (45,663)         (45,663)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                             502
 401(k) Shares issued......................                             229
 OP unit conversion........................                             115
 Preferred stock dividends declared........        (21,620)         (21,620)
 Net income................................         41,128           41,128
 Transfer to minority interest in partnership.                         (106)
                                                  ---------        -----------
Balance, December 31, 1999.................       (116,384)         455,660

 Distributions declared, $1.9232 per share         (45,768)         (45,768)
 Proceeds from Distribution Reinvestment
   and Share Purchase Plan.................                             483
 Other issuance of shares..................                              37
 401(k) Shares issued......................                             248
 Preferred stock dividends declared........        (22,469)         (22,469)
 Net income................................         40,950           40,950
 Transfer from minority interest in partnership.                        806
                                                  ---------        -----------

Balance, December 31, 2000.................    $  (143,671)      $  429,947
                                                  =========        ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                          2000            1999           1998
                                                                          ----            ----           ----
Cash flows from operating activities:
 Net income...................................................         $  40,950      $  41,128       $  40,990
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Provision for doubtful accounts..........................             2,780          2,635           1,670
     Depreciation and amortization............................            47,446         41,556          33,464
     Loan fee amortization ...................................             4,889          2,541           2,361
     Equity in (income) loss of unconsolidated entities.......            (3,607)         4,570           2,388
     Other non-cash expenses..................................                                              537
     Minority interest in partnership.........................             2,365          2,316           2,623
     (Gains) loss on sales of properties/outparcels...........            (4,358)            12
     Extraordinary loss on long term debt extinguishment......               443            545             490
 Net changes in operating assets and liabilities:
     Tenant accounts receivable, net..........................           (13,743)        (6,746)         (7,217)
     Deferred expenses, prepaid and other assets..............             2,701            433          (2,723)
     Accounts payable and accrued expenses....................             4,698          8,130           2,213
                                                                       ---------    -----------     -----------

        Net cash provided by operating activities.............            75,168         97,120          76,796
                                                                       ---------     ----------      ----------

Cash flows from investing activities:
 Additions to investment in real estate.......................           (22,959)       (25,334)        (32,634)
Acquisition of properties.....................................                                         (296,393)
 (Investment in) proceeds from unconsolidated entities........            (8,493)        13,570         (75,581)
 Proceeds from sales of properties/outparcels.................            41,431         17,890
 Withdrawals from (payments to) cash in escrow................             4,634        (13,121)            379
 Additions to deferred expenses, prepaid and other assets.....           (11,488)        (5,626)         (4,786)
                                                                       ---------    -----------    ------------

        Net cash provided by (used in) investing activities...             3,125        (12,621)       (409,015)
                                                                     -----------     ----------      ----------

Cash flows from financing activities:
 (Payments to) proceeds from revolving line of credit, net....            38,400        (38,000)         73,000
 Proceeds from issuance of mortgages and notes payable........           207,686        217,825         390,006
 Principal payments on mortgage and notes payable.............          (249,956)      (196,641)        (62,422)
 Net proceeds from issuance of shares.........................               520            501             484
 Cash distributions...........................................           (78,568)       (68,094)        (67,334)
                                                                      ----------     ----------     -----------

        Net cash (used in) provided by financing activities...           (81,918)       (84,409)        333,734
                                                                      -----------    ----------      ----------

Net change in cash and cash equivalents.......................            (3,625)            90           1,515

Cash and cash equivalents, at beginning of period.............             9,039          8,949           7,434
                                                                     -----------    -----------    ------------

Cash and cash equivalents, at end of period...................        $    5,414    $     9,039     $     8,949
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Malls") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 2000, the Company managed and leased a total of 111 Properties, 102 of which were wholly owned and nine of which were partially owned in joint ventures, consisting of 22 Malls and 89 Community Centers.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the "Operating Partnership") (88.6% and 88.9% owned by GRT at December 31, 2000 and December 31, 1999, respectively), of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), five Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Venture, LLC, Georgesville Square, LLC and Johnson City Venture, LLC), one Colorado limited liability company (Olathe Mall, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures and one other corporation which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and will be included in the consolidated financial statements at that date.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Real Estate

         Real estate assets, including acquired assets, are stated at cost. Costs incurred for the development, construction and improvement of Properties are capitalized, including direct costs incurred by GRT for these activities. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.

         Depreciation expense is computed using the straight-line method and estimated useful lives for building and improvements of 40 years and equipment and fixtures of five to 10 years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the terms of each lease. Maintenance and repairs are charged to expense when incurred.

         Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that full asset recoverability is questionable. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2000 and 1999, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Cash in Escrow

         Cash in escrow consists primarily of cash held for real estate taxes, insurance and Property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $13,476 and $7,320 as of December 31, 2000 and 1999, respectively.

Derivative Financial Instruments

         Gains and losses related to interest rate swaps, caps, collars and floors are recognized as an adjustment to interest expense over the life of the agreement. Any premiums paid are recorded as assets and amortized over the life of the underlying derivative agreement.

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Fee income primarily relates to property management services and is recognized in the period in which the service is performed.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $1,345, $2,606 and $3,995 as of December 31, 2000, 1999 and 1998, respectively.

Interest Costs

                                                       YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                   2000            1999            1998
                                                   ----            ----            ----
     Interest capitalized.....................   $  2,149      $   5,823        $  6,666
     Interest expense.........................     80,780         64,333          48,306
     Amortization of loan fees................      4,890          2,540           2,361
     Amortization of interest rate buydown....                                       517
                                                 --------        -------         -------
     Total interest costs.....................   $ 87,819        $72,696         $57,850
                                                 ========        =======         =======

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $676, $1,164 and $894 for the years ended December 31, 2000, 1999 and 1998, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Minority Interest

         Minority interest is allocated to the Operating Partnership unit holders (the "Unit Holders") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Unit Holders by the total Operating Partnership Units outstanding. The issuance of additional Shares or Operating Partnership Units changes the percentage ownership of both the Unit Holders and the Company. Since a Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $3,182, $1,794 and $3,390 were accrued for real estate improvements and other assets as of December 31, 2000, 1999 and 1998, respectively. During the third quarter of 2000, the Company issued 260,583 new Operating Partnership units with a value of $4.0 million in connection with the Polaris Mall, LLC transaction.

         GRT, through the Operating Partnership, acquired four Malls during the year ended December 31, 1998. The purchase price included cash of $296,393 and the assumption of net liabilities of $27,539.

         Share distributions of $11,451, $11,425 and $11,400 and Operating Partnership distributions of $1,551, $1,426 and $1,429 had been declared but not paid as of December 31, 2000, 1999 and 1998, respectively. Series A-1 convertible preferred share distributions of $1,014, $950 and $883 had been declared but not paid as of December 31, 2000, 1999 and 1998, respectively. Series D convertible preferred share distributions of $1,669, $6,259 and $1,454 had been declared but not paid as of December 31, 2000, 1999 and 1998, respectively. Series B cumulative preferred share distributions of $2,959, $2,959 and $2,959 had been declared but not paid as of December 31, 2000, 1999 and 1998, respectively.

         Amounts paid for interest were $83,590, $73,880 and $56,503 in 2000, 1999 and 1998, respectively. Amounts paid for state and local income taxes were $913, $895 and $1,017 in 2000, 1999 and 1998, respectively.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates are used to establish common area maintenance, real estate tax and insurance tenant accounts receivable, and accounts receivable reserves. The Company bases its estimates on changes in Property occupancy, mix of tenants and industry trends of tenant credit risk. Actual results could differ from those estimates.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


New Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as amended by SFAS No. 137 and 138, effective January 1, 2001. SFAS No. 133 standardizes the accounting for derivative instruments by requiring that all entities recognize them as assets and liabilities in the balance sheet and subsequently measure them at fair market value. On adoption of SFAS No. 133 in January 2001, the Company will record a net transition adjustment of $107 in accumulated other comprehensive income and $116 in unrealized loss at that time. Adoption of the standard also results in the company recognizing $107 of derivative instrument assets. In general, the amount of volatility will vary with the level of derivative activities during any period.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements which clarified the SEC's views regarding various revenue recognition matters. The Company has concluded that no changes in its revenue recognition policies are required as a result of SAB 101 and that the accounting policies used in preparation of the consolidated financial statements continue to be in accordance with generally accepted accounting principles.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations, have been made in the financial statements to conform to the 2000 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 2000 AND 1999
         CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
--------------------------------------------------------------------------------------------------------------------
                                        2000          1999         2000        1999
                                        ----          ----         ----        ----
Glimcher Holdings L.P............    $            $   25,000                  6.935%     (a)
Glimcher Holdings L.P. - Loan B..      40,000         40,000      7.505%      7.505%     (a)     $40,000   Feb. 1, 2003
Glimcher Centers L.P.............                     73,052                  7.625%     (a)
Grand Central L.P................      51,625         52,105      7.180%      7.180%     (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      57,069         57,656      6.890%      6.890%     (b)        (c)        (c)
University Mall L.P..............      69,081         69,910      7.090%      7.090%     (b)        (d)        (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)     40,000   Aug. 30, 2001
Montgomery Mall Associates L.P...      46,640         47,133      6.740%      6.740%     (b)        (e)        (e)
Weberstown Mall, LLC ............      20,235         20,407      7.430%      7.430%     (b)      19,151    May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000  Oct. 11, 2001
Great Plains Metro Mall, LLC.....      42,000         54,892        (g)         (h)      (a)      42,000   Jul. 1, 2002
Johnson City Venture, LLC........      40,873                     8.370%                 (b)      36,981   Jun. 1, 2010
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      87,534         89,420      8.460%        (i)      (b)      63,346   Jul. 1, 2009
    Other Mortgage Notes.........      46,866         60,458        (j)         (j)      (b)      37,751       (k)
    Other Bridge Facilities......     147,180         43,725        (l)         (l)      (a)     147,180       (m)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (n)      19,000   Nov. 1, 2028
    Construction Loans...........      17,963         34,471        (o)         (o)    (a),(b)    17,899       (p)
                                     --------    -----------
Total Mortgage Notes Payable.....    $906,066      $ 907,229
                                     ========      =========

(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d)  The loan matures in January 2028, with an optional prepayment date in 2013.
(e)  The loan matures in August 2028, with an optional prepayment date in 2005.
(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (7.960% at December 31, 2000) and 200-275 basis points (7.720% at December 31, 1999).
(g) Interest rate of LIBOR (capped at 8.000% until maturity) plus 355 basis points (10.260% at December 31, 2000).
(h)  Interest rate of LIBOR plus 250 basis points (7.938% at December 31, 1999).
(i)  Interest rate of LIBOR plus 210 basis points (8.179% at December 31, 1999).
(j)  Interest rates ranging from 7.875% to 8.750%.
(k)  Final maturity dates ranging from June 2001 to April 2016.
(l) Interest rates ranging from LIBOR plus 175-200 basis points (8.571%-8.750% at December 31, 2000) and 200-275 basis points (8.500%-9.227% at December 31, 1999). Also interest rate on one facility was fixed at 11.000% at December 31, 2000.
(m)  Final maturity dates ranging from March 2001 to October 2001.
(n)  The loan requires semi-annual payments of interest.
(o) Interest rates ranging from 8.679%-8.779% at December 31, 2000 and 8.376%-8.476% at December 31, 1999.
(p)  Final maturity dates ranging from May 2001 to February 2002.

         All mortgage notes payable are collateralized by certain Properties owned by the respective partnerships with net book value of $1,360,571 and $1,217,603 at December 31, 2000 and 1999, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. In general, the cross-defaulted Properties are under common ownership.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2000, are as follows:
2001-$355,244; 2002-$106,576; 2003-$46,425; 2004-$6,879; 2005-$51,017;
thereafter-$339,925.

4.       NOTES PAYABLE

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

through January 31, 2004 and is collateralized with first mortgage liens on three Properties with a net book value of $144,649 and $149,543 at December 31, 2000 and 1999, respectively. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (8.461% at December 31, 2000 and 7.723% at December 31, 1999). Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2000 and 1999, the weighted-average interest rate was 8.416% and 7.112%, respectively.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At December 31, 2000, the balance outstanding on the Credit Facility was $163,400. In addition, $1,610 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 2000, the unused balance of the Credit Facility available to the Company was $4,990.

5.       SERIES A-1, B, D AND E PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest. The Company may redeem the A-1 Preferred Shares at any time, prior to conversion, at its option without any penalty or premiums. Beginning in November 2001, the A-1 Preferred Shares are convertible into the number of shares obtained by dividing the liquidation preference by the conversion price per share. The conversion price per share is the product of (i) the average market price per share over the 30 trading days prior to the conversion, multiplied by (ii) the applicable conversion percentage which begins at 90.0% and decreases annually 5.0%, 5.0% and 10.0% to 70.0%. In the event of default, an additional distribution of $40.00 per share per annum shall accrue on each A-1 Preferred Share. Additionally, the holders of a majority of the A-1 Preferred Shares shall have the exclusive right, voting separately as a class together with the holders of other shares of convertible preferred shares, to elect two additional trustees for one-year terms until such time as the default no longer exists and shall also have the right to commence conversion.

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

         On February 27, 2001, the Company announced that through its Operating Partnership, GRT has entered into an agreement to purchase $34.0 million of Series A-1 convertible preferred shares of GRT, $56.0 million of Series D convertible preferred shares of GRT, a 40% interest in Elizabeth MetroMall, LLC, a 40.0% interest in Jersey Gardens Center, LLC, and a 45.0% interest in Great Plains MetroMall, LLC. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The Company is currently in the process of negotiating funding for the transaction, which is expected to close by June 30, 2001.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to manage interest rate risks associated with long-term, floating rate debt. In August 1998, the Company entered into a three-year interest rate swap agreement which fixed LIBOR at 5.662% per annum on a notional amount of $40,000. In September 1998, the Company also entered into a three-year interest rate protection agreement on $130,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 7.750% per annum. In July 1999, the Company also entered into a one and a half-year interest rate protection agreement on $170,000 of borrowings in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 8.000% per annum. In June 2000, the Company entered into a two-year interest rate protection agreement in which the obligor agreed to reimburse the Company as a result of an increase in LIBOR above 8.000% per annum on notional amounts of $25,000 and $20,000. The Company is exposed to credit loss in the event of non-performance by the obligors. However, the Company does not anticipate non-performance by the obligors.

7.       RENTALS UNDER OPERATING LEASES

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2025. The minimum future base rentals under non-cancelable operating leases as of December 31, 2000 are as follows:

                     2001                                 $   152,015
                     2002............................         140,601
                     2003............................         124,786
                     2004............................         109,134
                     2005............................          94,189
                     Thereafter......................         433,616
                                                          -----------
                                                          $ 1,054,340
                                                          ===========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,136, $2,319 and $2,115 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

8.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated entities consists of preferred stock and non-voting common stock of GDC, a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 30.00% interest in Jersey Gardens Center, LLC, a 34.85% interest

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC a 20.00% interest in Eastland Mall, LLC and a 39.29% interest in Polaris Mall, LLC.

         The share of net income (loss) for the period January 1, 1999, to September 30, 1999, and for the period January 1, 1999 to October 31, 2000, and the balance sheet at December 31, 1999, include the Company's 45.00% interest and 50.00% interest in The Great Mall of the Great Plains and in Johnson City Venture, LLC, respectively. Effective October 1, 1999 and November 1, 2000, the Company acquired an additional 10.00% interest and 50.00% interest in The Great Mall of the Great Plains and Johnson City Venture, LLC, respectively, and both entities are fully consolidated from those dates.

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

          The summary financial information of the Company's unconsolidated entities, accounted for using the equity method and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                            ----------------------------------
                                                                                  2000                 1999
                                                                            --------------          -----------
Assets:
     Investment properties at cost, net................................       $   639,931            $  635,834
     Other assets......................................................            70,008                58,743
                                                                              -----------             ---------
                                                                              $   709,939             $ 694,577
                                                                              ===========             =========
Liabilities and Members' Equity:
     Mortgage note payable.............................................       $   465,393             $ 458,211
     Other liabilities.................................................            67,628                62,838
                                                                              -----------           -----------
                                                                                  533,021               521,049
     Members' equity...................................................           176,918               173,528
                                                                              -----------             ---------
                                                                              $   709,939             $ 694,577
                                                                              ===========             =========
Operating Partnership's Share of:
     Members' equity...................................................      $     91,944             $ 103,592
                                                                              ===========             =========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY
     INVESTMENT IN UNCONSOLIDATED ENTITIES:

     Members' equity...................................................      $     91,944             $ 103,592
     Advances and additional costs.....................................            45,747                18,185
                                                                              -----------             ---------
     Investment in unconsolidated entities.............................       $   137,691             $ 121,777
                                                                              ===========             =========

STATEMENT OF OPERATIONS                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              ------------            ---------
Total revenues.........................................................       $   132,859             $ 105,800
Operating expenses.....................................................          ( 53,899)              (52,639)
                                                                              -----------             ---------
Net operating income...................................................            78,960                53,161
Depreciation and amortization..........................................           (23,969)              (17,779)
Other expenses  .......................................................            (3,868)               (4,104)
Interest expense, net..................................................           (39,098)              (29,808)
                                                                              -----------             ---------
Income before extraordinary item.......................................            12,025                 1,470
Extraordinary item.....................................................              (277)
                                                                              -----------             ---------
Net income (loss)......................................................       $    11,748             $   1,470
                                                                              ===========             =========
Operating Partnership's share of net income (loss).....................       $    (3,607)            $  (4,570)
                                                                              ===========             =========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed GDC, an unconsolidated non-qualified REIT subsidiary which is owned by the Operating Partnership, Herbert Glimcher and Michael P. Glimcher (the "Glimchers"). At December 31, 2000, the Operating Partnership held 95.0% of the ownership interest; the Glimchers held 100.0% of the voting interest and 5.0% of the ownership interest. On January 1, 2001, the Company acquired the Glimcher's interest in GDC for $10.

         GDC provides development, construction, leasing and legal services for a fee, to the Company, to joint ventures in which the Company has an ownership interest and to third parties. In 2000, 1999 and 1998, GDC recognized fee income of $4,229, $6,759 and $8,893, respectively, for services provided to these joint ventures.

         During 1999, the Company acquired expansion land adjacent to a Mall for approximately $5,000, from a partnership in which the Glimchers hold an equity interest. Approximately $4,924 is included in accounts payable at both December 31, 2000 and 1999, related to this transaction.

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, $17 and $232 in 2000, $1 and $47 in 1999 and $2 and $36 in 1998, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI; GDC and the Company's joint ventures paid the same two companies $14 and $259 in 2000, $10 and $526 in 1999 and $5 and $1,032 in 1998,
respectively. Additionally, the Company paid Triad CM ("Triad"), which is partially owned by Herbert Glimcher, $97 in 2000, $332 in 1999 and $3,698 in 1998, respectively, in connection with subcontracting work at the Company's properties. GDC and the Company's joint ventures paid Triad $0 and $2,614 in 2000, $77 and $3,704 in 1999 and $0 and $374 in 1998, respectively, for services provided to these joint ventures.

         Effective January 1994, the Company engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 2000, 1999 and 1998 were approximately $232, $169 and $179, respectively.

         Certain of the Properties also have tenants in which officers of GRT held a financial interest. As of December 31, 2000, such interests had been sold. Annual base minimum rents and tenant accounts receivable from these tenants are as follows:
                                                    YEAR  ENDED DECEMBER 31,
                                                    ------------------------
                                                     1999           1998
                                                     ----           ----
         Minimum rents...........................    $350           $506
         Tenant accounts receivable..............     137            162

10.      COMMITMENTS

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, six of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $14 to $27 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2000 are as follows:

                                                     OFFICE LEASE  GROUND LEASES
                                                     ------------  -------------
         2001....................................     $    593       $    115
         2002....................................          584             97
         2003....................................          489             96
         2004....................................          122             90
         2005....................................                          86
         Thereafter..............................                       1,821
                                                        ------        -------
                                                       $1,788          $2,305
                                                       =======         ======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2000, 1999 and 1998 were $651, $809 and $702, respectively. Ground lease expenses for the years ended December 31, 2000, 1999 and 1998 were $114, $226 and $258, respectively.

         In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of 50.0% of the outstanding obligation on the indebtedness on the Property. In addition, Herbert Glimcher provided the lender with a $4,000 letter of credit to guarantee the payment of certain public funds to be received in connection with road improvements.

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and payment of interest on the senior portion of the construction facility to a maximum of $30,000 until the Property achieves a coverage ratio of 1.25.

         As of December 31, 2000 and 1999, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

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

                                                                         2000          1999          1998
                                                                         ----          ----          ----

              Net income available to common shareholders:
                 As reported...................................        $18,481        $19,508       $20,911
                 Pro forma.....................................         18,294         19,244        20,640

              Earnings per share (basic and diluted):
                 As reported...................................      $    0.78      $    0.82     $    0.88
                 Pro forma....................................            0.77           0.81          0.87

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 4.75% to 7.50%, expected average lives of five years, annual dividend rates of $1.9232 and volatility ranging from 13% to 14%.

         A summary of the status of the Company's three option plans at December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1998                   1999                  2000
                                                            WEIGHTED-               WEIGHTED-              WEIGHTED-
                                                             AVERAGE                AVERAGE                AVERAGE
                                                            EXERCISE                EXERCISE               EXERCISE
                                               OPTIONS       PRICE      OPTIONS      PRICE      OPTIONS    PRICE
                                               -------       -----      -------      -----      -------    -----
TRUSTEE PLAN:
Outstanding at beginning of year............   576,500      $18.707      691,500     $19.585   1,100,500    17.881
Granted.....................................   115,000       20.500      409,000      15.000      96,000    12.280
Exercised...................................                                                      (3,000)   12.280
                                               -------                  --------              ----------
Outstanding at end of year..................   691,500       19.585    1,100,500      17.881   1,193,500    17.458
                                               =======                 =========              ==========

EMPLOYEE PLAN:
Outstanding at beginning of year............   360,372      $18.993      537,649     $19.636   1,046,165    17.190
Granted.....................................   270,500       20.520      591,500      14.991     431,500    12.280
Exercised...................................   (16,921)      17.645
Forfeited...................................   (76,302)      20.175      (82,984)     17.362    (236,651)   15.852
                                               -------                  --------              ----------
Outstanding at end of year..................   537,649       19.636    1,046,165      17.190   1,241,014    15.738
                                               =======                 =========              ==========

Options exercisable at year-end under
  the Trustee Plan..........................   314,867                   521,166                 824,500
Options exercisable at year-end under
  the Employee Plan.........................   177,483                   317,998                 508,681
Weighted-average fair value of options
  granted during the year...................  $ 0.8067                 $  0.1604               $  0.0707


         The following table summarizes information regarding the options outstanding at December 31, 2000 under the Company's plans:

                               OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                    ---------------------------------------------------     --------------------------------------
                                             WEIGHTED-        WEIGHTED-
                        NUMBER                AVERAGE          AVERAGE             NUMBER              WEIGHTED-
     RANGE OF        OUTSTANDING AT          REMAINING        EXERCISE         EXERCISABLE AT           AVERAGE
  EXERCISE PRICES   DECEMBER 31, 2000    CONTRACTUAL LIFE       PRICE       DECEMBER 31, 2000       EXERCISE PRICE
-----------------   -----------------    ----------------       -----       -----------------       --------------

TRUSTEE PLAN:
      $20.250            102,000                3.1            $20.250            102,000              $20.250
       20.250              2,000                4.2             20.250              2,000               20.250
       17.000            103,000                5.2             17.000            103,000               17.000
18.750 - 20.750          369,500                6.4             19.833            369,500               19.833
       20.500            115,000                7.4             20.500             81,667               20.500
       15.000            409,000                8.2             15.000            148,333               15.000
       12.280             93,000                9.2             12.280             18,000               12.280
                      ----------                                                  -------
12.280 - 20.750        1,193,500                6.9             17.444            824,500               18.563
                      ==========                                                  =======


EMPLOYEE PLAN:
      $20.250             55,550                3.1            $20.250             55,550              $20.230
16.250 - 19.750           66,464                5.3             16.810             66,464               16.810
18.750 - 21.875           89,000                6.4             19.338             89,000               19.338
20.500 - 22.250          203,500                7.4             20.539            137,333               20.539
14.563 - 15.000          457,000                8.2             14.989            160,333               14.989
       12.280            369,500                9.2             12.280
                       ---------                                                  -------
12.280 - 22.250        1,241,014                7.9             15.737            508,681               18.061
                       =========                                                  =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         All but 21,000 options granted under the plans in 2000 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 21,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

12.      EMPLOYEE BENEFIT PLAN - 401(k) PLAN

         In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company matching will be in the form of GRT shares. The Company contributed $248, $229 and $127 to the plan in 2000, 1999 and 1998, respectively.

13.       DISTRIBUTIONS

         For the years ended December 31, 2000, 1999 and 1998, approximately 75.5%, 35.9% and 54.8%, respectively, of the distributions received by common shareholders were considered to be a return of capital for tax purposes. Also, 2.3% and 1.3% of each quarterly distribution declared in 2000 and 1999, respectively, was designated and considered to be long-term capital gain for tax purposes, 1.0% and 0.2% of each quarterly distribution declared in 2000 and 1999, respectively, was considered to be unrecaptured Code Section 1250 gain for tax purposes and 0.1% of each quarterly distribution declared in 2000 was designated as short-term capital gain for tax purposes.

         The Company has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional common shares of beneficial interest (the "Shares") and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2000, 250,000 Shares were authorized of which 113,104 Shares have been issued.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.      EARNINGS PER SHARE

         The presentation of primary EPS and diluted EPS is summarized in the table below:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------
                                           2000                          1999                        1998
                                ------------------------------ -------------------------- --------------------------
                                                        PER                         PER                        PER
                                   INCOME      SHARES  SHARE    INCOME     SHARES   SHARE   INCOME   SHARES   SHARE
                                   ------      ------  -----    ------     ------   -----   ------   ------   -----
BASIC EPS
Income available to
  common shareholders..........    $18,481     23,795  $0.78    $19,508    23,741  $0.82    $20,911  23,694   $0.88


EFFECT OF DILUTIVE SECURITIES
Operating partnership units....      2,365     3,053              2,316     2,967             2,623   2,969
Options........................                   45                           15                        31

DILUTED EPS
Income available plus             --------    ------   -----    -------    ------  -----    -------  ------   -----
  assumed conversions..........   $ 20,846    26,893   $0.78    $21,824    26,723  $0.82    $23,534  26,694   $0.88
                                  ========    ======   =====    =======    ======  =====    ======= =======   =====

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

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosures of the fair value of GRT's financial instruments for which it is practicable to estimate that value, whether or not such instruments are recognized in the consolidated balance sheets. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the SFAS No. 107 values required to be disclosed. Since such values are estimates, there can be no assurance that the SFAS No. 107 value of any financial instrument could be realized by immediate settlement of the instrument.

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 6.00% to 11.00% per annum at December 31, 2000 and 6.00% to 9.00% per annum at December 31,
1999), the fair value of GRT's mortgage notes payable is estimated at $912,425 and $841,095 at December 31, 2000 and 1999, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on quotes from the market makers of these instruments and represent the estimated amounts that GRT would expect to receive or pay to terminate such agreements. At December 31, 2000 and 1999, the total notional amounts hedged were $385,000 and $340,000, respectively. The fair values and carrying amounts of the interest rate protection agreements were $107 and $66 at December 31, 2000 and $781 and $145 at December 31, 1999, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.      PROPERTY SALES

                                               COMMUNITY                OUTPARCELS/
                                                 CENTERS                   OTHER                  TOTAL
                                                 -------                   -----                  -----

         Sales Price ....................      $    40,658                $  4,574               $ 45,232
         Debt payoff.....................           23,303                   1,026                 24,329
         Fees and expenses...............            3,679                     122                  3,801
                                               -----------                --------               --------
         Net cash proceeds ..............      $    13,676                $  3,426               $ 17,102
                                               ===========                ========               ========

         Net carrying value of assets sold     $    35,548                $  1,878               $ 37,426
                                               ===========                ========               ========

         Gain (loss).....................      $     1,709                $  2,649               $  4,358
                                               ===========                ========               ========

17.      SEGMENT REPORTING

         Selected information about operating segments of the Company is summarized in the table below:

                                                                FOR THE YEAR ENDED DECEMBER 31, 2000
                                                      -------------------------------------------------------

                                                                      COMMUNITY
                                                      MALLS           CENTERS        CORPORATE          TOTAL
                                                      -----           -------        ---------          -----
         Total revenues.........................      $163,931       $  78,686        $  7,372     $   249,989
         Total operating expenses...............        90,895          29,005          10,967         130,867
                                                      --------       ---------        --------     -----------
         Operating income (loss)................      $ 73,036       $  49,681        $ (3,595)    $   119,122
                                                      ========       =========        ========     ===========
         Net property and equipment.............      $872,810       $ 478,872        $  6,324     $ 1,358,006
                                                      ========       =========        ========     ===========

         Investment in unconsolidated entities..      $122,548       $   3,909        $ 11,234     $   137,691
                                                      ========       =========        ========     ===========

                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                      --------------------------------------------------------

                                                                      COMMUNITY
                                                      MALLS            CENTERS       CORPORATE        TOTAL
                                                     ---------         -------       ---------      ---------
         Total revenues.........................      $144,352        $ 81,870        $  5,599      $  231,821
         Total operating expenses...............        77,883          29,983          10,045         117,911
                                                      --------        --------        --------      ----------
         Operating income (loss)................      $ 66,469        $ 51,887        $ (4,446)     $  113,910
                                                      ========        ========        ========      ==========

         Net property and equipment.............      $847,661        $522,206        $  5,098      $1,374,965
                                                      ========        ========        ========      ==========

         Investment in unconsolidated entities..      $102,508        $ 11,004        $  8,265      $  121,777
                                                      ========        ========        ========      ==========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                      --------------------------------------------------------
                                                                     COMMUNITY
                                                       MALLS          CENTERS        CORPORATE        TOTAL
                                                     ---------       ---------       ---------     ----------
         Total revenues.........................      $104,437        $ 78,897        $  4,170      $  187,504
         Total operating expenses...............        53,051          28,041          10,620          91,712
                                                      --------        --------        --------      ----------
         Operating income (loss)................      $ 51,386        $ 50,856        $ (6,450)     $   95,792
                                                      ========        ========        ========      ==========

         Net property and equipment.............      $744,177        $543,813        $  3,422      $1,291,412
                                                      ========        ========        ========      ==========

         Investment in unconsolidated entities..      $184,395        $ 10,794        $  5,016      $  200,205
                                                      ========        ========        ========      ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 2000                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues ...............................................    $ 60,798    $ 59,689    $ 60,684    $68,817
Income before minority interest in operating partnership and
  extraordinary item..........................................      10,224      10,049      10,054     13,432
Extraordinary item............................................                      70         373
Preferred stock dividends.....................................       5,402       5,766       5,615      5,686
Net income available to common shareholders...................       4,296       3,747       3,606      6,832
Earnings per share before extraordinary item - basic..........        0.18        0.16        0.17       0.29
Earnings per share before extraordinary item - diluted........        0.18        0.16        0.16       0.29
Earnings per share (basic and diluted)........................        0.18        0.16        0.15       0.29
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808


                                                                     FIRST      SECOND       THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 1999                           QUARTER     QUARTER     QUARTER    QUARTER
--------------------------------------------------------------------------------------------------------------
Total revenues ...............................................     $55,346     $54,398     $55,429    $66,648
Income before minority interest in operating partnership and
  extraordinary item..........................................      11,084      10,193      13,710      9,002
Extraordinary item............................................                     295         250
Preferred stock dividends.....................................       5,366       5,132       5,521      5,601
Net income available to common shareholders...................       5,091       4,315       7,068      3,034
Earnings per share before extraordinary item
  (basic and diluted).........................................        0.21        0.19        0.31       0.13
Earnings per share (basic and diluted)........................        0.21        0.18        0.30       0.13
Distributions declared per share..............................      0.4808      0.4808      0.4808     0.4808

         Net income for the first through fourth quarters of 2000 includes net gains on sale of assets of $1,269 ($0.05 per share), $731 ($0.03 per share), $541 ($0.02 per share) and $1,817 ($0.08 per share), respectively.

         Net income for the third quarter of 1999 includes net gains on sale of assets of $2,203 ($0.09 per share) and the fourth quarter of 1999 includes net losses from the sale of assets of $2,215 ($0.09 per share).

                              GLIMCHER REALTY TRUST

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT
                                                        BEGINNING OF     CHARGED                    BALANCE AT
                                                            YEAR        TO EXPENSE    DEDUCTIONS    END OF YEAR
                                                        ------------    ----------    ----------    -----------
Year ended December 31, 2000-
    Allowance for doubtful accounts...................     $2,606         $2,780        $4,041         $1,345

Year ended December 31, 1999-
    Allowance for doubtful accounts...................     $3,995         $2,635        $4,024         $2,606

Year ended December 31, 1998-
    Allowance for doubtful accounts...................     $5,030         $1,670        $2,705         $3,995

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                         Costs Capitalized      Gross Amounts at
                                                                                            Subsequent           Which  Carried
                                                                   Initial Cost           to Acquisition       at Close of Period
                                                            -------------------------  --------------------------------------------


                                                                       Buildings and
       Description and Location                                         Improvements
              of Property              Encumbrances [d]      Land            [a]              Improvements          Land [b]
-----------------------------------------------------------------------------------------------------------------------------------
MALLS
Ashland Town Center
     Ashland, KY                           $ 51,625        $ 3,866         $ 21,454                $ 7,396            $ 4,144
Grand Central Mall
     Parkersburg/Vienna, WV                   [g]            3,960           41,136                 28,738              3,961
The Great Mall of the Great Plains
     Olathe, KS                                             15,359          110,958                                    15,359
Indian Mound Mall
     Newark/Heath, OH                         [f]              892           19,497                 10,439                802
Lloyd Center
     Portland, OR                           130,000         47,737          115,219                  2,150             47,737
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH                   [f]            5,438          102,914                 19,234             10,362
The Mall at Johnson City
     Johnson, City, TN                       40,873                                                 43,901              4,462
Montgomery Mall
     Montgomery, AL                          46,640         10,382           60,545                    905             10,382
Morgantown Mall
     Morgantown, WV                           [i]            1,273           40,484                  2,844              1,249
New Towne Mall
     New Philadelphia, OH                     [f]            1,190           23,475                    807              1,248
Northtown Mall
     Blaine, MN                              40,000         13,264           41,836                  2,793             13,264
River Valley Mall
     Lancaster, OH                            [g]              875           26,910                 14,540              1,001
Southside Mall
     Oneonta, NY                              [g]            1,194           10,643                  2,414              1,194
University Mall
     Tampa, FL                               69,081         13,314          109,371                  1,560             13,314
Weberstown Mall
     Stockton, CA                            20,235          3,298           25,753                  1,169              3,298





                                        Gross Amounts at Which
                                      Carried at Close of Period
                                   ------------------------------
                                                                                                                   Life Upon Which
                                                                                        Date                       Depeciation in
                                       Buildings and                                Construction                  Latest Statement
       Description and Location        Improvements      Total      Accumulated          Was            Date        of Operations
              of Property                   [c]         [b] [c]     Depreciation      Completed       Acquired       is Computed
-----------------------------------------------------------------------------------------------------------------------------------
MALLS
Ashland Town Center
     Ashland, KY                           $ 28,572     $ 32,716        $ 8,018            1989                          [e]
Grand Central Mall
     Parkersburg/Vienna, WV                  69,873       73,834         11,845                         1993             [e]
The Great Mall of the Great Plains
     Olathe, KS                             110,958      126,317         18,769                         1999             [e]
Indian Mound Mall
     Newark/Heath, OH                        30,026       30,828          9,725            1986                          [e]
Lloyd Center
     Portland, OR                           117,369      165,106          7,059                         1998
The Mall at Fairfield Commons
     Beavercreek/Dayton, OH                 117,224      127,586         25,552            1993                          [e]
The Mall at Johnson City
     Johnson, City, TN                       39,439       43,901          4,466                         2000             [e]
Montgomery Mall
     Montgomery, AL                          61,450       71,832          4,402                         1998
Morgantown Mall
     Morgantown, WV                          43,352       44,601         14,930            1990                          [e]
New Towne Mall
     New Philadelphia, OH                    30,224       31,472          9,960            1988                          [e]
Northtown Mall
     Blaine, MN                              44,629       57,893          2,958                         1998
River Valley Mall
     Lancaster, OH                           41,324       42,325         14,276            1987                          [e]
Southside Mall
     Oneonta, NY                             13,057       14,251          2,189                         1994             [e]
University Mall
     Tampa, FL                              110,931      124,245          9,890                         1997
Weberstown Mall
     Stockton, CA                            26,922       30,220          3,151                         1998

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                           Costs Capitalized     Gross Amounts at
                                                                                               Subsequent         Which  Carried
                                                                    Initial Cost             to Acquisition     at Close of Period
                                                        -------------------------------     --------------------------------------


                                                                          Buildings and
       Description and Location                                           Improvements
              of Property          Encumbrances [d]          Land               [a]             Improvements          Land [b]
----------------------------------------------------------------------------------------------------------------------------------

COMMUNITY CENTERS
Arnold Plaza
     Arnold, MO                      [l]                     $ 527              $ 4,965                 $ 190           $ 527
Artesian Square
     Martinsville, IN                [l]                       760                6,791                   192             943
Ashland Plaza
     Ashland, KY                     [l]                       312                1,633                   462             312
Audubon Village
     Henderson, KY                   [l]                       606                5,453                    18             606
Aviation Plaza
     Oshkosh, WI                     [j]                       914                8,227                    61             914
Ayden Plaza
     Ayden, NC                       [l]                       138                1,243                                   138
Barren River Plaza
     Glasgow, KY                           $ 7,648           1,215               10,932                                 1,215
Bollweevil Shopping Center
     Enterprise, AL                  [l]                       215                1,916                    15             215
Buckhannon Plaza
     Tennerton, WV                   [l]                       269                2,464                                   269
Cambridge Plaza
     Cambridge, OH                   [l]                       195                  691                   376             195
Canal Place Plaza
     Rome, NY                        [h]                       420                6,264                   144             420
Cherry Hill Plaza
     Galax, VA                       [n]                       158                2,205                                   158
Chillicothe Plaza
     Chillicothe, OH                 [l]                        78                  410                   201              78
Clarksville Plaza
     Clarksville, IN                 [n]                       127               621.00                   470             127
College Plaza
     Bluefield, VA                   [j]                     1,072                9,650                    38           1,072




                                  Gross Amounts at Which
                                  Carried at Close of Period
                                -------------------------------------
                                                                                                                    Life Upon Which
                                                                                         Date                       Depeciation in
                                   Buildings and                                     Construction                  Latest Statement
       Description and Location    Improvements            Total      Accumulated         Was            Date        of Operations
              of Property               [c]               [b] [c]     Depreciation     Completed       Acquired       is Computed
-----------------------------------------------------------------------------------------------------------------------------------

COMMUNITY CENTERS
Arnold Plaza
     Arnold, MO                        $ 5,155            $ 5,682          $ 901                        1994             [e]
Artesian Square
     Martinsville, IN                    6,799              7,742            714                        1996             [e]
Ashland Plaza
     Ashland, KY                         2,095              2,407          1,132           1968                          [e]
Audubon Village
     Henderson, KY                       5,471              6,077            577                        1996             [e]
Aviation Plaza
     Oshkosh, WI                         8,288              9,202            876                        1996             [e]
Ayden Plaza
     Ayden, NC                           1,243              1,381            215                        1994             [e]
Barren River Plaza
     Glasgow, KY                        10,932             12,147          1,139                        1996             [e]
Bollweevil Shopping Center
     Enterprise, AL                      1,931              2,146            335                        1994             [e]
Buckhannon Plaza
     Tennerton, WV                       2,464              2,733            424                        1994             [e]
Cambridge Plaza
     Cambridge, OH                       1,067              1,262            723           1965                          [e]
Canal Place Plaza
     Rome, NY                            6,408              6,828          1,134           1994                          [e]
Cherry Hill Plaza
     Galax, VA                           2,205              2,363             37           2000
Chillicothe Plaza
     Chillicothe, OH                       611                689            236           1964                          [e]
Clarksville Plaza
     Clarksville, IN                     1,091              1,218            378           1968                          [e]
College Plaza
     Bluefield, VA                       9,688             10,760          1,006                        1996             [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                             Costs Capitalized    Gross Amounts at
                                                                                                 Subsequent       Which Carried at
                                                                       Initial Cost            to Acquisition     Close of Period
                                                           --------------------------------  -------------------------------------


                                                                               Buildings and
       Description and Location                                                Improvements
              of Property             Encumbrances [d]           Land               [a]          Improvements       Land [b]
-----------------------------------------------------------------------------------------------------------------------------------
Corry Plaza
     Corry, PA                           [l]                     $ 265            $ 2,472           $ 184            $ 265
Cross Creek Plaza
     Beaufort, SC                        [j]                     1,317             11,854           1,646            1,317
Crossing Meadows
     Onalaska, WI                        [j]                     1,334             12,006              (4)           1,326
Crossroads Centre
      Knoxville, TN                      [l]                       883              7,944              19              883
Cumberland Crossing
      Jacksboro, TN                            $ 4,850             729              6,562               5              729
Cypress Bay Village
     Morehead City, NC                   [j]                     1,121             10,089             115            1,121
Dallas Plaza
     Balch Springs, TX                   [l]                       262              2,326              19              262
Delaware Community Plaza
     Delaware, OH                                7,512           1,250             11,118              60            1,250
East Pointe Plaza
     Columbia, SC                               10,727           1,255             11,294              15            1,255
East Pointe Plaza
     Marysville, OH                      [k]                       453              4,112           3,478              427
Franklin Square
     Spartanburg, SC                     [j]                       977              8,789             127              971
Georgesville Square
     Columbus, OH                               16,129           2,478             15,354             576            2,482
Grand Union
     Chatham, NY                         [l]                       227              2,042                              227
Grand Union Plaza
     South Glens Falls, NY               [l]                       507              4,566                              507
Gratiot Center
     Saginaw, MI                         [h]                     1,196             10,778              31            1,196





                                       Gross Amounts at Which
                                     Carried at Close of Period
                                  ----------------------------------
                                                                                                                    Life Upon Which
                                                                                          Date                      Depeciation in
                                       Buildings and                                  Construction                 Latest Statement
       Description and Location        Improvements         Total      Accumulated         Was            Date       of Operations
              of Property                   [c]            [b] [c]     Depreciation     Completed       Acquired      is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Corry Plaza
     Corry, PA                             $ 2,656         $ 2,921          $ 465                        1994            [e]
Cross Creek Plaza
     Beaufort, SC                           13,500          14,817          1,380                        1996            [e]
Crossing Meadows
     Onalaska, WI                           12,010          13,336          1,281                        1996            [e]
Crossroads Centre
      Knoxville, TN                          7,963           8,846            833                        1996            [e]
Cumberland Crossing
      Jacksboro, TN                          6,567           7,296            687                        1996            [e]
Cypress Bay Village
     Morehead City, NC                      10,204          11,325          1,095                        1996            [e]
Dallas Plaza
     Balch Springs, TX                       2,345           2,607            422                        1994            [e]
Delaware Community Plaza
     Delaware, OH                           11,178          12,428          1,376                        1996            [e]
East Pointe Plaza
     Columbia, SC                           11,309          12,564          1,177                        1996            [e]
East Pointe Plaza
     Marysville, OH                          7,616           8,043          1,600                        1992            [e]
Franklin Square
     Spartanburg, SC                         8,922           9,893            922                        1996            [e]
Georgesville Square
     Columbus, OH                           15,925          18,407          1,663           1996
Grand Union
     Chatham, NY                             2,042           2,269            332                        1994            [e]
Grand Union Plaza
     South Glens Falls, NY                   4,566           5,073            752                        1994            [e]
Gratiot Center
     Saginaw, MI                            10,809          12,005          1,775                        1994            [e]

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                              Costs Capitalized    Gross Amounts at
                                                                                                  Subsequent        Which  Carried
                                                                           Initial Cost         to Acquisition    at Close of Period
                                                                 ---------------------------   -------------------------------------


                                                                               Buildings and
       Description and Location                                                Improvements
              of Property           Encumbrances [d]             Land               [a]            Improvements        Land [b]
-----------------------------------------------------------------------------------------------------------------------------------
Hills Plaza East
     Erie, PA                            [h]                     $ 241              $ 2,240             $ 271           $ 241
Hocking Valley Mall
     Lancaster, OH                       [g]                       606                5,550               101             606
Hunter's Ridge Shopping Center
     Gahanna, OH                         [h]                       850                7,713               269             850
Indian Mound Plaza
     Heath, OH                                                      22                  384                40              22
Kmart
     Alliance, NE                        [l]                       175                1,567                 6             175
Kmart
     Leechburg, PA                       [l]                       261                2,338                12             261
Knox Village Square
     Mount Vernon, OH                    [l]                       865                8,479               260             869
Lexington Parkway Plaza
     Lexington, NC                       [l]                     1,003                9,029               498           1,470
Liberty Plaza
     Morristown, TN                      [l]                       369                3,312                               369
Linden Corners
     Buffalo, NY                         [g]                       414                3,726                (1)            414
Logan Place
     Russellville, KY                    [l]                       367                3,307                20             367
Lowe's
     Altoona, PA                         [h]                     1,452                4,877                14           1,452
Lowe's
     Columbus, OH                        [h]                     1,330                4,569                18           1,330
Lowe's
     Marion, OH                          [l]                       626                2,454                (1)            625
Lowe's
     Wooster, OH                         [l]                       500                2,515                37             520


                                          Gross Amounts at Which
                                        Carried at Close of Period
                                    -----------------------------------
                                                                                                                   Life Upon Which
                                                                                             Date                  Depeciation in
                                       Buildings and                                     Construction             Latest Statement
       Description and Location        Improvements        Total       Accumulated            Was         Date      of Operations
              of Property                  [c]            [b] [c]      Depreciation       Completed     Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Hills Plaza East
     Erie, PA                             $ 2,511         $ 2,752          $ 412                           1994            [e]
Hocking Valley Mall
     Lancaster, OH                          5,651           6,257            995                           1994            [e]
Hunter's Ridge Shopping Center
     Gahanna, OH                            8,043           8,893          1,281                           1994            [e]
Indian Mound Plaza
     Heath, OH                                424             446            129                           1988            [e]
Kmart
     Alliance, NE                           1,573           1,748            271                           1994            [e]
Kmart
     Leechburg, PA                          2,350           2,611            405                           1994            [e]
Knox Village Square
     Mount Vernon, OH                       8,735           9,604          1,843              1992                         [e]
Lexington Parkway Plaza
     Lexington, NC                          9,060          10,530            955                           1996            [e]
Liberty Plaza
     Morristown, TN                         3,312           3,681            573                           1994            [e]
Linden Corners
     Buffalo, NY                            3,725           4,139            643                           1994            [e]
Logan Place
     Russellville, KY                       3,327           3,694            351                           1996            [e]
Lowe's
     Altoona, PA                            4,891           6,343            742              1994                         [e]
Lowe's
     Columbus, OH                           4,587           5,917            688              1994                         [e]
Lowe's
     Marion, OH                             2,455           3,080            458              1993                         [e]
Lowe's
     Wooster, OH                            2,532           3,052            471              1993                         [e]






                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                           Costs Capitalized      Gross Amounts at
                                                                                               Subsequent          Which  Carried
                                                                      Initial Cost           to Acquisition      at Close of Period
                                                            ----------------------------   ----------------------------------------


                                                                           Buildings and
       Description and Location                                             Improvements
              of Property              Encumbrances [d]         Land            [a]            Improvements       Land [b]
------------------------------------------------------------------------------------------------------------------------------------
Loyal Plaza
     Loyalsock, PA                            [g]              $ 1,718        $ 15,513            $ 1,577         $ 1,718
Marion Towne Center
     Marion, SC                               [j]                  754           6,787                 17             754
Meadowview Square
     Kent, OH                               $ 9,334                408           9,114                199             454
Middletown Plaza
     Middletown, OH                           [n]                  127           1,159                185             127
Mill Run
     Columbus, OH                             [h]                2,711           6,935                 68           2,711
Monroe Shopping Center
     Madisonville, TN                         [l]                  375           3,522                 72             375
Morgantown Commons
     Morgantown, WV                           [i]                  175           7,549             11,178             307
Morgantown Plaza
     Star City, WV                            [n]                  305           1,137                725             305
Morningside Plaza
     Dade City, FL                            [l]                  487           4,300                115             487
Mount Vernon Plaza
     Mount Vernon, OH                         [l]                   58             431                864              58
New Boston Mall
     Portsmouth, OH                           [l]                  537           4,906                181             537
Newberry Square Shopping Center
     Newberry, SC                             [h]                  594           5,355                  5             594
North Horner Shopping Center
     Sanford, NC                              [l]                  206           1,875                 89             206
Ohio River Plaza
     Gallipolis, OH                           [k]                  502           6,373                104             461
Pea Ridge Shopping Center
     Huntington, WV                           [l]                  687           6,160                272             687


                                          Gross Amounts at Which
                                        Carried at Close of Period
                                    -----------------------------------
                                                                                                                   Life Upon Which
                                                                                             Date                  Depeciation in
                                       Buildings and                                     Construction             Latest Statement
       Description and Location        Improvements        Total       Accumulated            Was         Date      of Operations
              of Property                  [c]            [b] [c]      Depreciation       Completed     Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Loyal Plaza
     Loyalsock, PA                       $ 17,090       $ 18,808         $ 2,875                         1994            [e]
Marion Towne Center
     Marion, SC                             6,804          7,558             716                         1996            [e]
Meadowview Square
     Kent, OH                               9,267          9,721             975            1997
Middletown Plaza
     Middletown, OH                         1,344          1,471             364                         1972            [e]
Mill Run
     Columbus, OH                           7,003          9,714           1,047            1995                         [e]
Monroe Shopping Center
     Madisonville, TN                       3,594          3,969             610                         1994            [e]
Morgantown Commons
     Morgantown, WV                        18,595         18,902           3,356            1991                         [e]
Morgantown Plaza
     Star City, WV                          1,862          2,167             892            1967                         [e]
Morningside Plaza
     Dade City, FL                          4,415          4,902             822                         1994            [e]
Mount Vernon Plaza
     Mount Vernon, OH                       1,295          1,353             935            1963                         [e]
New Boston Mall
     Portsmouth, OH                         5,087          5,624             894                         1994            [e]
Newberry Square Shopping Center
     Newberry, SC                           5,360          5,954             844                         1994            [e]
North Horner Shopping Center
     Sanford, NC                            1,964          2,170             327                         1994            [e]
Ohio River Plaza
     Gallipolis, OH                         6,518          6,979           1,797            1989                         [e]
Pea Ridge Shopping Center
     Huntington, WV                         6,432          7,119           1,185                         1994            [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                         Costs Capitalized      Gross Amounts at
                                                                                             Subsequent          Which  Carried
                                                                  Initial Cost             to Acquisition      at Close of Period
                                                         -----------------------------   ----------------------------------------


                                                                        Buildings and
       Description and Location                                         Improvements
              of Property        Encumbrances [d]        Land               [a]              Improvements         Land [b]
----------------------------------------------------------------------------------------------------------------------------------
Perdido Point Plaza
     Pensacola, FL                     [l]               $ 329              $ 2,957                                $ 329
Plaza Vista Mall
     Sierra Vista, AZ                  [f]               1,531                6,436              $ 3,586           1,396
Prestonsburg Village Center
     Prestonsburg, KY                  [h]                 663                6,002                  193             663
Rend Lake Shopping Center
     Benton, IL                        [l]                 462                4,175                   73             462
Rhea County Shopping Center
     Dayton, TN                        [l]                 395                3,524                   31             395
River Edge Plaza
     Sevierville, TN                   [l]                 553                5,054                  119             553
River Valley Plaza
     Lancaster, OH                     [g]                 320                5,035                1,656             305
Roane County Plaza
     Rockwood, TN                      [l]                 630                5,669                   11             630
Scott Town Plaza
     Bloomsburg, PA                    [l]                 188                1,730                   67             188
Shady Springs Plaza
     Beaver, WV                        [l]                 455                4,094                  116             455
Sidney Shopping Center                                          .
     Sidney, NY                        [l]                 518                4,656                                  518
Southside Plaza
     Sanford, NC                       [j]                 960                8,644                                  960
Springfield Commons West
     Springfield, OH                   [h]                 859                8,707                2,886           1,137
Steamboat Bend
     Hannibal, MO                      [k]                 100                1,649                  395             100
Stewart Plaza
     Mansfield, OH                     [n]                 563                1,867               -1,812             274


                                          Gross Amounts at Which
                                        Carried at Close of Period
                                    -----------------------------------
                                                                                                                   Life Upon Which
                                                                                             Date                  Depeciation in
                                       Buildings and                                     Construction             Latest Statement
       Description and Location        Improvements        Total       Accumulated            Was         Date      of Operations
              of Property                  [c]            [b] [c]      Depreciation       Completed     Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Perdido Point Plaza
     Pensacola, FL                      $ 2,957            $ 3,286         $ 511                           1994            [e]
Plaza Vista Mall
     Sierra Vista, AZ                    10,157             11,553         2,616              1988                         [e]
Prestonsburg Village Center
     Prestonsburg, KY                     6,195              6,858           964                           1994            [e]
Rend Lake Shopping Center
     Benton, IL                           4,248              4,710           724                           1994            [e]
Rhea County Shopping Center
     Dayton, TN                           3,555              3,950           613                           1994            [e]
River Edge Plaza
     Sevierville, TN                      5,173              5,726           887                           1994            [e]
River Valley Plaza
     Lancaster, OH                        6,706              7,011         1,609              1988                         [e]
Roane County Plaza
     Rockwood, TN                         5,680              6,310           591                           1996            [e]
Scott Town Plaza
     Bloomsburg, PA                       1,797              1,985           353                           1994            [e]
Shady Springs Plaza
     Beaver, WV                           4,210              4,665           741                           1994            [e]
Sidney Shopping Center
     Sidney, NY                           4,656              5,174           757                           1994            [e]
Southside Plaza
     Sanford, NC                          8,644              9,604           900                           1996            [e]
Springfield Commons West
     Springfield, OH                     11,315             12,452         1,444              1995                         [e]
Steamboat Bend
     Hannibal, MO                         2,044              2,144           564                           1988            [e]
Stewart Plaza
     Mansfield, OH                        2,544              2,818                            1979                         [e]










                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                             Costs Capitalized     Gross Amounts at
                                                                                                 Subsequent         Which  Carried
                                                                   Initial Cost                to Acquisition     at Close of Period
                                                        ---------------------------------    ---------------------------------------


                                                                           Buildings and
       Description and Location                                             Improvements
              of Property         Encumbrances [d]        Land                  [a]            Improvements        Land [b]
------------------------------------------------------------------------------------------------------------------------------------
Sunbury Plaza
     Sunbury, PA                        [l]              $ 448              $ 4,074                $ 198              $ 448
Sycamore Square
     Ashland City, TN                   [j]                334                3,010                   50                334
Twin County Plaza
     Galax, VA                          [l]                575                5,199                   42                575
Village Plaza
     Augusta, GA                        [j]              2,194               19,747                  158              2,194
Village Plaza
     Manhattan, KS                      [l]                100                1,481                  258                100
Village Square
     Kutztown, PA                       [l]                225                2,013                  548                225
Vincennes
     Vincennes, IN                      [l]                208                1,875                  136                208
Walgreens
     Louisville, KY                     [l]                128                1,141                   27                128
Walgreens
     New Albany, IN                     [l]                123                1,093                   28                123
Walmart Plaza
     Springfield, OH                    [h]                875                7,952                  363                875
Walnut Cove
     Walnut Cove, NC                    [l]                209                1,855                  109                209
Walterboro Plaza
     Walterboro, SC                     [j]                629                5,660                  105                731
Westpark Plaza
     Carbondale, IL                     [l]                432                3,881                   57                432

                                          Gross Amounts at Which
                                        Carried at Close of Period
                                    -----------------------------------
                                                                                                                   Life Upon Which
                                                                                             Date                  Depeciation in
                                Buildings and                                            Construction             Latest Statement
  Description and Location      Improvements          Total            Accumulated            Was         Date      of Operations
         of Property                 [c]             [b] [c]           Depreciation       Completed     Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------
Sunbury Plaza
     Sunbury, PA                  $ 4,272            $ 4,720               $ 790                           1994            [e]
Sycamore Square
     Ashland City, TN               3,060              3,394                 320                           1996            [e]
Twin County Plaza
     Galax, VA                      5,241              5,816                 702                           1995            [e]
Village Plaza
     Augusta, GA                   19,905             22,099               2,087                           1996            [e]
Village Plaza
     Manhattan, KS                  1,739              1,839                 624                           1988            [e]
Village Square
     Kutztown, PA                   2,561              2,786                 415                           1994            [e]
Vincennes
     Vincennes, IN                  2,011              2,219                 336                           1994            [e]
Walgreens
     Louisville, KY                 1,168              1,296                 200                           1994            [e]
Walgreens
     New Albany, IN                 1,121              1,244                 192                           1994            [e]
Walmart Plaza
     Springfield, OH                8,315              9,190               1,243              1995                         [e]
Walnut Cove
     Walnut Cove, NC                1,963              2,172                 372                           1994            [e]
Walterboro Plaza
     Walterboro, SC                 5,663              6,394                 592                           1996            [e]
Westpark Plaza
     Carbondale, IL                 3,938              4,370                 704                           1994            [e]










                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                             (dollars in thousands)

                                                                                             Costs Capitalized  Gross Amounts at
                                                                                                Subsequent      Which Carried at
                                                                     Initial Cost              to Acquisition   Close of Period
                                                            ----------------------------     ------------------  ---------------


                                                                           Buildings and
       Description and Location                                            Improvements
              of Property           Encumbrances [d]        Land                [a]           Improvements     Land [b]
---------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS
Glimcher Properties Limited
     Partnership                                                               $ 1,780       $     2,433
                                                          -------          -----------       -----------       ---------

                                                          181,814            1,249,667           137,069         187,283
                                                          -------          -----------       -----------       ---------

DEVELOPMENTS IN PROGRESS
Georgesville Square
     Columbus, OH                                                                                                  2,024
The Great Mall of the Great Plains
     Olathe, KS
Meadowview Square
     Kent, OH                                                                                                      1,701
Weberstown Mall
     Stockton, CA
Stewart Plaza
     Mansfield, Ohio
Other Developments                                                                                                     1
                                                          -------          -----------       ----------        ---------
                                                                                                                   3,726
                                                          -------          -----------       ----------        ---------

Total                                                    $181,814          $ 1,249,667       $  137,069        $ 191,009
                                                         ========          ===========       ==========        =========




                                          Gross Amounts at Which
                                        Carried at Close of Period
                                    -----------------------------------
                                                                                                                    Life Upon Which
                                                                                               Date                  Depeciation in
                                   Buildings and                                          Construction              Latest Statement
  Description and Location          Improvements          Total         Accumulated            Was         Date      of Operations
         of Property                     [c]             [b] [c]        Depreciation       Completed     Acquired     is Computed
-----------------------------------------------------------------------------------------------------------------------------------

PARTNERSHIPS
Glimcher Properties Limited
     Partnership                    $     6,348        $     6,348        $   2,991           1994                         [e]
                                    -----------        -----------        ---------

                                      1,383,402          1,570,685          225,475
                                    -----------        -----------        ---------

DEVELOPMENTS IN PROGRESS
Georgesville Square
     Columbus, OH                            79              2,103
The Great Mall of the Great Plains
     Olathe, KS                             876                876
Meadowview Square
     Kent, OH                                 5              1,706
Weberstown Mall
     Stockton, CA                         1,440              1,440
Stewart Plaza
     Mansfield, Ohio                        987                987
Other Developments                        5,690              5,691                7
                                    -----------        -----------        ---------
                                          9,077             12,803                7
                                    -----------        -----------        ---------

Total                               $ 1,392,479        $ 1,583,488        $ 225,482
                                    ===========        ===========        =========


                              GLIMCHER REALTY TRUST
                              NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 2000 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 2000.

         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $2,259,287.

         (c)  RECONCILIATION OF REAL ESTATE

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           2000             1999         1998
                                                                           ----             ----         ----
Balance at beginning of year......................................     $1,558,452      $1,428,641    $1,091,422
  Additions:
      Improvements................................................         19,916          21,708        27,725
      Acquisitions................................................         43,839         124,994       322,284
Deductions........................................................        (38,719)        (16,891)      (12,790)
                                                                       ----------      ----------    ----------
Balance at close of year..........................................     $1,583,488      $1,558,452    $1,428,641
                                                                       ==========      ==========    ==========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           2000            1999          1998
                                                                           ----            ----          ----
Balance at beginning of year......................................    $   183,487     $   137,229   $   107,611
  Depreciation expense............................................         48,914          51,336        32,090
  Deductions......................................................         (6,919)         (5,078)       (2,472)
                                                                      -----------     -----------   -----------
Balance at close of year..........................................    $   225,482     $   183,487   $   137,229
                                                                      ===========     ===========   ===========
(d)      See description of debt in notes 3 and 4 of Notes to Consolidated
         Financial Statements.

(e)      Depreciation is computed based upon the following estimated lives:
         Buildings and improvements-40 years; equipment and fixtures-five to 10 years.

(f)      Properties cross-collateralize the Credit Facility with a consortium of banks of up to $170,000.

         (g)  Properties cross-collateralize the following loans:
               Glimcher Holdings Limited Partnership Loan B......................................         $  40,000

         (h)  Properties cross-collateralize the following loan:
               Glimcher Properties Limited Partnership...........................................         $  50,000

         (i)  Properties cross-collateralize the following loan:
               Morgantown Mall Associates Limited Partnership....................................         $  57,069

         (j)  Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $  87,535

         (k)  Properties cross-collaterize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $  20,625

         (l)  Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $ 118,555

         (m)  Regal Cinemas at The Mall at Fairfield Commons collateralizes the following loan:
               Glimcher Properties Limited Partnership........................................            $   8,629

(n)      Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $   8,000