Form 10-Q
period 2001-03-31
GLIMCHER REALTY TRUST
filed 2001-05-14
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X ___ NO__

As of May 4, 2001 there were 23,845,118 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                  1 of 22 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX
                                      -----

PART I: FINANCIAL INFORMATION                                                                                PAGE
                                                                                                             ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                3

         Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000              4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000              5

         Notes to Consolidated Financial Statements                                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      20


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               21

     Item 2.  Changes in Securities                                                                           21

     Item 3.  Defaults Upon Senior Securities                                                                 21

     Item 4.  Submission of Matters to a Vote of Security Holders                                             21

     Item 5.  Other Information                                                                               21

     Item 6.  Exhibits and Reports on Form 8-K                                                                21


SIGNATURES                                                                                                    22

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                     ASSETS

                                                                    MARCH 31, 2001       DECEMBER 31, 2000
                                                                    --------------       -----------------

Investment in real estate:
   Land ..................................................            $  186,980            $  187,282
   Buildings, improvements and equipment .................             1,379,702             1,383,402
   Developments in progress ..............................                20,181                12,804
                                                                      ----------            ----------
                                                                       1,586,863             1,583,488
   Less accumulated depreciation .........................               236,019               225,482
                                                                      ----------            ----------
     Net property and equipment ..........................             1,350,844             1,358,006
   Investment in unconsolidated real estate entities .....               127,880               137,691
                                                                      ----------            ----------
     Net investment in real estate .......................             1,478,724             1,495,697
                                                                      ----------            ----------
Cash and cash equivalents ................................                 4,364                 5,414
Cash in escrow ...........................................                20,412                19,919
Tenant accounts receivable, net ..........................                47,001                48,429
Deferred expenses, net ...................................                16,831                16,373
Prepaid and other assets .................................                 5,341                 3,713
                                                                      ----------            ----------
                                                                      $1,572,673            $1,589,545
                                                                      ==========            ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ...................................            $  899,501            $  906,066
Notes payable ............................................               160,000               163,400
Accounts payable and accrued expenses ....................                47,808                41,919
Distributions payable ....................................                18,981                18,644
                                                                      ----------            ----------
                                                                       1,126,290             1,130,029
                                                                      ----------            ----------
Commitments and contingencies

Minority interest in operating partnership ...............                28,453                29,569
                                                                      ----------            ----------
Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares
     of beneficial interest, $0.01 par value, 90,000
     shares issued and outstanding as of March 31, 2001
     and  December 31, 2000 respectively..................               90,000                 90,000
                                                                      ----------            ----------
Shareholders' equity:
   Series B cumulative preferred shares of beneficial
     interest, $0.01 par value, 5,118,000 shares issued
     and outstanding......................................              127,950                127,950
   Common shares of beneficial interest, $0.01 par value,
     23,837,170 and 23,821,652 shares issued and
     outstanding as of March 31, 2001 and December 31,
     2000, respectively...................................                  239                    238
  Additional paid-in capital..............................              355,631                355,430
  Distributions in excess of accumulated earnings.........             (151,949)              (143,671)
  Accumulated other comprehensive income (loss)...........               (3,941)
                                                                      ----------            ----------
                                                                         327,930               339,947
                                                                      ----------            ----------
                                                                      $1,572,673            $1,589,545
                                                                      ==========            ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       2001                 2000
                                                                                                     --------             --------
Revenues:
    Minimum rents .......................................................................            $ 40,753             $ 40,897
    Percentage rents ....................................................................               1,580                1,615
    Tenant reimbursements ...............................................................              16,362               14,689
    Fee income ..........................................................................               2,436                1,545
    Other ...............................................................................               2,250                1,950
                                                                                                     --------             --------
       Total revenues ...................................................................              63,381               60,696
                                                                                                     --------             --------
Expenses:
    Real estate taxes ...................................................................               5,959                5,554
    Property operating expenses .........................................................              11,783               10,502
       ..................................................................................            --------             --------
                                                                                                       17,742               16,056
    Provision for doubtful accounts .....................................................                 716                  736
    Other operating expenses ............................................................                 867                  833
    Depreciation and amortization .......................................................              12,122               11,746
    General and administrative ..........................................................               2,572                2,409
                                                                                                     --------             --------
       Total expenses ...................................................................              34,019               31,780
                                                                                                     --------             --------
       Operating income .................................................................              29,362               28,916

Gain (loss) on sales of properties/outparcels ...........................................                 810                1,269
Interest income .........................................................................                 219                  628
Interest expense ........................................................................              20,112               20,575
Equity in income (loss) of unconsolidated entities ......................................                (506)                 (14)
Minority interest in operating partnership ..............................................                 426                  526
                                                                                                     --------             --------
Income before extraordinary item and cumulative effect of
  accounting change .....................................................................               9,347                9,698
Extraordinary item:
    Early extinguishment of debt ........................................................                 290
                                                                                                     --------             --------
Income before cumulative effect of accounting change ....................................               9,057                9,698
Cumulative effect of accounting change ..................................................                 116
                                                                                                     --------             --------
       Net income .......................................................................               8,941                9,698
Preferred stock dividends ...............................................................               5,760                5,402
                                                                                                     --------             --------
       Net income available to common shareholders ......................................            $  3,181             $  4,296
                                                                                                     ========             ========

EPS before extraordinary item and cumulative effect of accounting change (basic) ........            $   0.15             $   0.18
Extraordinary item and cumulative effect of accounting change ...........................            $   0.02
EPS (basic) .............................................................................            $   0.13             $   0.18

EPS before extraordinary item and cumulative effect of accounting change (diluted).......            $   0.15             $   0.18
Extraordinary item and cumulative effect of accounting change ...........................            $   0.01
EPS (diluted) ...........................................................................            $   0.13             $   0.18

Cash distributions declared per common share of beneficial interest .....................            $ 0.4808             $ 0.4808
                                                                                                     ========             ========
Net income ..............................................................................            $  8,941             $  9,698
Other comprehensive income (loss) .......................................................              (3,941)
                                                                                                     --------             --------
Comprehensive income ....................................................................            $  5,000             $  9,698
                                                                                                     ========             ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 2001                  2000
                                                                                 ----                  ----
Cash flows from operating activities:
     Net income ....................................................            $  8,941             $  9,698
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ......................                 716                  736
              Depreciation and amortization ........................              12,122               11,745
              Loan fee amortization ................................               1,698                  703
              Extraordinary loss on early extinguishment of debt ...                 290
              Cumulative effect of accounting change ...............                 116
              Equity in (income) loss of unconsolidated entities ...                 506                   14
              (Gain) loss on sale of property/outparcels ...........                (810)              (1,269)
              Minority interest in operating partnership ...........                 426                  526
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ......................                 325                   38
              Deferred expenses, prepaid and other assets ..........                (550)                 302
              Accounts payable and accrued expenses ................              (2,925)              (9,028)
                                                                                --------             --------
                 Net cash provided by operating activities .........              20,859               13,465
                                                                                --------             --------
Cash flows from investing activities:
         Additions to investment in real estate ....................              (5,057)              (2,811)
         Proceeds from (investment in) unconsolidated entities, net                7,591              (12,490)
         Proceeds from sales of properties/outparcels ..............               7,375                1,477
         (Payments to) withdrawals from cash in escrow .............                (493)               2,263
         Additions to deferred expenses, prepaid and other assets ..              (2,769)              (1,326)
                                                                                --------             --------
                 Net cash provided by (used in) investing activities               6,647              (12,887)
                                                                                --------             --------
Cash flows from financing activities:
         Proceeds from (payments to) revolving line of credit, net .              (3,400)              29,200
         Proceeds from issuance of mortgage and notes payable ......              22,782               26,394
         Principal payments on mortgage and notes payable ..........             (29,637)             (29,907)
         Net proceeds from issuance of shares ......................                 132                  143
         Cash distributions ........................................             (18,433)             (23,020)
                                                                                --------             --------
                 Net cash (used in) provided by financing activities             (28,556)               2,810
                                                                                --------             --------
Net change in cash and cash equivalents ............................              (1,050)               3,388

Cash and cash equivalents, at beginning of period ..................               5,414                9,039
                                                                                --------             --------

Cash and cash equivalents, at end of period ........................            $  4,364             $ 12,427
                                                                                ========             ========





  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1    BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust ("GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (88.6% owned by GRT at both March 31, 2000 and December 31, 2000) of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 11 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Venture, LLC, Georgesville Square, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, Plaza Vista Venture, LLC, Lexington Parkway Venture, LLC, and River Valley Venture, LLC), one Colorado limited liability company (Olathe Mall, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and it is included in the consolidated financial statements from that date.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The December 31, 2000 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 2000.

Supplemental disclosure of non-cash financing and investing activities:

     The Company accrued accounts payable of $3,358 and $1,747 for real estate improvements as of March 31, 2001 and 2000, respectively.

Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2001 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.   INVESTMENT IN UNCONSOLIDATED ENTITIES

     Investment in unconsolidated entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 30.00% interest in Elizabeth Metro Mall, LLC, a 30.00% interest in Jersey Gardens Center, LLC, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC a 20.00% interest in Eastland Mall, LLC and a 39.29% interest in Polaris Mall, LLC. During the period ended March 31, 2001, a family member of an officer of the Company acquired the third party interest in San Mall, LLC.

     The share of net income for all of 2000 and for the period January 1, 2000 to October 31, 2000, includes the Company's 95.00% non-voting interest in GDC and 50.00% interest in Johnson City Venture, LLC, respectively. Effective November 1, 2000, the Company acquired the additional 50.00% interest in Johnson City Venture, LLC; effective January 1, 2001, the Company acquired 100.00% of the voting and the remaining 5.00% non-voting interest in GDC. Both entities are fully consolidated from those dates. The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

     The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:


BALANCE SHEETS                                                              MARCH 31, 2001        DECEMBER 31, 2000
                                                                            --------------        -----------------
Assets:
    Investment properties at cost, net.............................         $     642,972             $ 639,931
    Other assets...................................................                64,783                70,008
                                                                            -------------             ---------
                                                                            $     707,755             $ 709,939
                                                                            =============             =========
Liabilities and Members' Equity:...................................
    Mortgage notes payable.........................................         $     469,497             $ 465,393
    Accounts payable and accrued expenses..........................                56,470                67,628
                                                                            -------------             ---------
                                                                                  525,967               533,021
    Members' equity................................................               181,788               176,918
                                                                            -------------             ---------
                                                                            $     707,755             $ 709,939
                                                                            =============             =========
Operating Partnership's share of members' equity...................         $      92,576             $  91,944
                                                                            =============             =========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED
ENTITIES:

Members' equity....................................................         $      92,576             $  91,944
Advances and additional costs......................................                35,304                45,747
                                                                            -------------             ---------
Investment in unconsolidated entities..............................         $     127,880             $ 137,691
                                                                            =============             =========

STATEMENT OF OPERATIONS                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                               2001                      2000
                                                                            -------------           ------------
Total revenues.....................................................         $      29,142              $ 31,637
Operating expenses.................................................                12,371                13,071
                                                                            -------------             ---------
Net operating income...............................................                16,771                18,566
Depreciation and amortization......................................                (6,350)               (6,005)
Other expenses    .................................................                   (28)               (1,331)
Interest expense, net..............................................                (9,147)               (9,401)
                                                                            -------------             ---------
Net income (loss)..................................................         $       1,246            $    1,829
                                                                            =============            ==========
Operating Partnership's share of net income (loss).................         $        (506)           $      (14)
                                                                            =============            ==========
Net income (loss)..................................................         $       1,246            $    1,829
Other comprehensive (loss) income..................................                (2,732)
                                                                            -------------            ----------
Comprehensive (loss) income........................................         $      (1,486)           $    1,829
                                                                            =============            ==========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF MARCH 31, 2001 AND DECEMBER 31, 2000 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-------------------------------------------------------------------------------------------------------------------------
                                        2001          2000         2001        2000
                                        ----          ----         ----        ----
Glimcher Holdings L.P. - Loan B..    $ 40,000      $  40,000      7.505%      7.505%     (a)     $40,000    Feb. 1, 2003
Grand Central L.P................      51,484         51,625      7.180%      7.180%     (b)      46,065    Feb. 1, 2009
Morgantown Mall Associates L.P...      56,900         57,069      6.890%      6.890%     (b)        (c)        (c)
University Mall L.P..............      68,844         69,081      7.090%      7.090%     (b)        (d)        (d)
Northtown Mall, LLC..............      40,000         40,000      6.912%      6.912%     (a)     40,000    Aug. 30, 2001
Montgomery Mall Associates L.P...      46,498         46,640      6.790%      6.790%     (b)        (e)        (e)
Weberstown Mall, LLC ............      20,183         20,235      7.430%      7.430%     (b)      19,151     May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (f)         (f)      (a)     130,000   Oct. 11, 2001
Great Plains Metro Mall, LLC.....      42,000         42,000        (g)         (g)      (a)      42,000    Jul. 1, 2002
Johnson City Venture, LLC........      40,794         40,873      8.370%      8.370%     (b)      36,981    Jun. 1, 2010
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000      7.470%      7.470%     (a)      50,000   Oct. 26, 2002
    Glimcher Properties L.P......      87,043         87,534      8.460%      8.460%     (b)      63,346    Jul. 1, 2009
    Other Mortgage Notes.........      69,469         46,866        (h)         (h)      (b)      58,246       (i)
    Other Bridge Facilities......     127,173        147,180        (j)         (j)      (a)     127,173       (k)
    Tax Exempt Bonds.............      19,000         19,000      6.000%      6.000%     (l)      19,000    Nov. 1, 2028
    Construction Loans...........      10,113         17,963        (m)         (m)    (a),(b)    10,113       (n)
                                     --------    -----------
Total Mortgage Notes Payable.....    $899,501      $ 906,066
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

(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (6.420% at March 31, 2001 and 7.960% at December 31, 2000).

(g) Interest rate of LIBOR (capped at 8.000% until maturity) plus 355 basis points (8.720% at March 31, 2001 and 10.260% at December 31, 2000).

(h)  Interest rates ranging from 7.250% to 8.750%.

(i)  Final maturity dates ranging from June 2001 to April 2016.

(j) Interest rates ranging from LIBOR plus 175 basis points (7.031%) to 11.000% fixed at March 31, 2001 and LIBOR plus 175-200 basis points
     (8.571%-8.750%)to 11.000% fixed at December 31, 2000.

(k)  Final maturity dates ranging from June 2001 to October 2001.

(l)  The loan requires semi-annual payments of interest.

(m) Interest rates ranging from 7.293% to 7.228% at March 31, 2001 and 8.679%-8.779% at December 31, 2000.

(n)  Final maturity dates ranging from November 2001 to February 2002.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book value of $1,207,733 and $1,213,357 at March 31, 2001 and December 31, 2000, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three properties with a net book value of $143,111 and $144,649 at March 31, 2001 and December 31, 2000, respectively. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (6.980% and 8.461% at March 31, 2001 and December 31, 2000, respectively). Payments due under the Credit Facility are guaranteed by the Operating Partnership.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At March 31, 2001, the balance outstanding on the Credit Facility was $160,000. In addition, $1,890 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of March 31, 2001, the unused balance of the Credit Facility available to the Company was $8,110.

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table below:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------------------
                                                               2001                            2000
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                   --------    -------   -------      --------    -------   ------
BASIC EPS
  Income available to common shareholders.......    $ 3,181     23,829   $  0.13       $ 4,296     23,771    $0.18

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        426      3,226                     526      2,966
  Options.......................................                    67                                 10

DILUTED EPS
                                                   --------    -------   -------      --------     ------    -----
  Income available plus assumed conversions.....   $  3,607     27,122   $  0.13      $  4,822     26,747    $0.18
                                                   ========    =======   =======      ========     ======    =====

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

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 2001:

         Balance, January 1, 2001..................................            $ (143,671)
              Distributions declared, $0.4808 per share............               (11,459)
              Preferred stock dividends............................                (5,760)
              Net income...........................................                 8,941
                                                                              -----------
         Balance, March 31, 2001...................................           $  (151,949)
                                                                              ===========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

7.       SEGMENT REPORTING

         Selected information about operating segments of the Company is summarized in the table below:

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                     ---------------------------------------------------
                                                                 COMMUNITY
                                                       MALLS      CENTERS        CORPORATE       TOTAL
                                                     ---------   ---------       --------    -----------
         Total revenues....................          $  43,676   $  18,722       $    983    $    63,381
         Total operating expenses..........             24,270       6,919          2,830         34,019
                                                     ---------   ---------       --------    -----------
         Operating income (loss)...........          $  19,406   $  11,803       $ (1,847)   $    29,362
                                                     =========   =========       ========    ===========
         Net property and equipment........          $ 867,413   $ 468,984       $ 14,447    $ 1,350,844
                                                     =========   =========       ========    ===========
         Investment in unconsolidated entities..     $ 124,086   $   3,794       $           $   127,880
                                                     =========   =========       ========    ===========

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                     ---------------------------------------------------
                                                                 COMMUNITY
                                                       MALLS      CENTERS        CORPORATE      TOTAL
                                                     ---------   ---------       ---------   -----------
         Total revenues....................          $  40,289   $  20,407       $           $    60,696
         Total operating expenses..........             21,693       7,470          2,617         31,780
                                                     ---------   ---------       --------    -----------
         Operating income (loss)...........          $  18,596   $  12,937       $ (2,617)   $    28,916
                                                     =========   =========       ========    ===========
         Net property and equipment........          $ 842,094   $ 519,427       $  5,237    $ 1,366,758
                                                     =========   =========       ========    ===========
         Investment in unconsolidated entities..     $ 111,938   $  11,088       $ 11,227    $   134,253
                                                     =========   =========       ========    ===========

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

         As of March 31, 2001, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

9.       DERIVATIVES AND HEDGING ACTIVITIES

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and to measure those instruments at fair value.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $173 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the three months ended March 31, 2001, the Company recognized additional other comprehensive loss of $3,768 to adjust the carrying amount of the interest rate swaps to their March 31, 2001 fair values, net of any reclassfications to earnings for settlements during the period and minority interest participation. On March 31, 2001, the derivative instruments were reported at their fair value of $4,447 in the accompanying balance sheet.

         In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

         To manage interest rate risk, the Company may employ forward rate agreements, rate locks, or option products. The Company undertakes a variety of borrowings: from lines of credit, to medium-and long-term financings. To hedge interest cash flows, the Company has used interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at March 31, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                       INTEREST
               HEDGE TYPE                            NOTIONAL VALUE      RATE         MATURITY      FAIR VALUE
               ----------                            --------------      ----         --------      ----------
         Swap - Cash Flow.......................        $  162,000       5.90%       Jun. 3, 2002     ($2,732)
         Swap - Cash Flow.......................        $  110,000       5.38%      Jan. 31, 2004     ($1,529)
         Swap - Cash Flow.......................        $   40,000       5.66%      Aug. 31, 2001     ($  186)
         Cap - Cash Flow........................        $   45,000       8.00%      Jul. 15, 2002      $    0
         Cap - Cash Flow........................        $  130,000       7.75%      Oct. 11, 2001      $    0

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         Interest rate swaps that effectively convert variable interest payments to fixed interest payments and interest rate caps are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported in the balance sheet with a corresponding adjustment to either other comprehensive income or in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $3,000 of the current balance held in accumulated other comprehensive income. The $3,000 would be offset by a corresponding reduction in interest expense related to the interest payments being hedged. There was no hedge ineffectiveness during the three months ended March 31, 2001.

10.      SUBSEQUENT EVENTS

         On February 27, 2001, the Company announced that through its Operating Partnership, GRT has entered into an agreement to purchase $34,000 of Series A-1 convertible preferred shares of GRT, $56,000 of Series D convertible preferred shares of GRT, a 40.0% interest in Elizabeth Metro Mall, LLC, the owner of Jersey Gardens, a 40.0% interest in Jersey Gardens Center, LLC, the owner of approximately 28.8 acres adjacent to Jersey Gardens and a 45.0% interest in Great Plains MetroMall, LLC, the owner of the Great Mall of the Great Plains. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The Company expects to close the transaction by June 30, 2001.

         On April 30, 2001, the Company announced that it filed a prospectus and prospectus supplement with the Securities and Exchange Commission which contemplates an underwritten public offering of 5,000,000 of its common shares of beneficial interest. If the public offering is consummated, the Company intends to use the net proceeds therefrom as part of the consideration to purchase all of the above-mentioned preferred shares and limited liability company interests. Assuming the purchase of such limited liability company interests, the Company will own a 100.0% interest in the three joint ventures.

         As of March 31, 2001, the Company had a 30.0% ownership interest in (a) Elizabeth Metromall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. On April 4, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate a proposed public offering of its common shares as well as other future financing and joint venture arrangements; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry, the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

         Total revenues increased 4.4%, or $2.7 million, for the three months ended March 31, 2001. Of the $2.7 million increase, $3.1 million was the result of increased revenues at the malls, $1.7 million was the result of decreased revenues at the community centers (including a $1.4 million decrease from dispositions) and $1.3 was related to other revenue increases. Mall acquisitions for the three month period ended March 31, 2001, reflects the inclusion of The Mall at Johnson City in the consolidated financial statements effective November 1, 2000, as a result of an increase in the Company's ownership to 100.0% at that date.

Minimum rents

         Minimum rents decreased 0.4% or $140,000, for the three months ended March 31, 2001.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                           COMMUNITY                           PERCENT
                                          MALLS             CENTERS              TOTAL          TOTAL
                                         -------           ---------            -------        -------
         Same center..................    $ 0.3             $ (0.4)             $ (0.1)           0.4%
         Acquisitions/Developments....      1.3                0.0                 1.3            5.2
         Dispositions.................      0.0               (1.3)               (1.3)          (5.2)
                                         ------            -------               -----          -----
                                          $ 1.6             $ (1.7)             $ (0.1)           0.4%
                                          =====             ======              ======          =====

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 11.4%, or $1.7 million, for the three months ended March 31, 2001.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                         --------------------------------------------------------------
                                                           COMMUNITY                           PERCENT
                                          MALLS             CENTERS             TOTAL           TOTAL
                                         -------           ---------            -----          --------
         Same center..................    $ 0.9               $ 0.2              $ 1.1            7.4%
         Acquisitions/Developments....      0.7                 0.0                0.7            4.7
         Dispositions.................      0.0                (0.1)              (0.1)          (0.7)
                                         ------             -------             ------         ------
                                          $ 1.6              $  0.1              $ 1.7           11.4%
                                          =====              ======              =====          =====

Fee income and other revenues

         The $1.2 million increase in fee income and other revenues is primarily the result of fee income from Glimcher Development Corporation which is consolidated as of January 1, 2001.

EXPENSES

         Total expenses increased 7.0%, or $2.2 million, for the three months ended March 31, 2001. Real estate taxes increased $400,000, property operating expenses increased $1.3 million, depreciation and amortization increased $380,000 and general and administrative expenses increased $160,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 10.5%, or $1.7 million for the three months ended March 31, 2001.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                        -----------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                          MALLS             CENTERS              TOTAL           TOTAL
                                         -------           ---------             -----          --------
         Same center..................    $ 1.4            $   (0.1)             $ 1.3            8.0%
         Acquisitions/Developments....      0.6                 0.0                0.6            3.7
         Dispositions.................      0.0                (0.2)              (0.2)          (1.2)
                                         ------            --------              -----          -----
                                          $ 2.0             $  (0.3)             $ 1.7           10.5%
                                          =====             =======              =====           ====

Depreciation and Amortization

         The $380,000 increase in depreciation and amortization consists primarily of an increase of $300,000 from mall acquisitions and an increase of $340,000 in the core portfolio properties and corporate assets, offset with a $260,000 decrease from dispositions.

General and Administrative

         General and administrative expense was $2.6 million and represented 4.1% of total revenues for the three months ended March 31, 2001, compared to $2.4 million and 4.0% of total revenues for the corresponding period in 2000. The $160,000 increase relates to the addition of Glimcher Development Corporation which is consolidated as of January 1, 2001.

GAIN ON SALES

         During the first quarter of 2001, the Company completed $7.8 million in asset sales and recognized net gains of $810,000, as compared to net gains of $1.3 million during the first quarter of 2000.

 INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 2.3%, or $460,000 for the three months ended March 31, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                                   THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------------------------
                                                          2001                2000            INC. (DEC.)
                                                     ------------       ------------          -----------
         Average loan balance.....................   $1,070,279           $1,067,000          $   3,279
         Average rate.............................         7.64%                7.62%              0.02%

         Total interest...........................   $   20,442           $   20,326          $     116
         Amortization of loan fees................        1,698                  703                995
         Less:  Capitalized interest..............       (1,636)                (231)            (1,405)
         Other (1)................................         (392)                (223)              (169)
                                                     ----------           ----------          ---------
         Interest expense.........................   $   20,112           $   20,575          $    (463)
                                                     ==========           ==========          =========

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

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three properties. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (6.98% at March 31, 2001). Payments due under the Credit Facility are guaranteed by the Operating Partnership. At March 31, 2001, the outstanding balance on the Credit Facility was $160.0 million.

         In the first quarter of 2001, the Company repaid certain short term floating rate debt totaling $27.9 million and executed three new mortgage notes payable totaling $22.8 million. The new mortgage notes consist of (i) a $9.3 million loan collateralized by a first mortgage lien on Knox Village Square, which matures in February 2008 and bears interest at 7.41% per annum, (ii) a $5.9 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in February 2011 and bears interest at 7.25% per annum, and (iii) a $7.6 million loan collateralized by a first mortgage lien on Meadowview Square, which matures in March 2011 and bears interest at 7.25% per annum.

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

         During the first three months of 2001, the Company sold two community centers, one single tenant property and one outparcel for total proceeds of $7.8 million and recognized a net gain of $810,000.

         On February 27, 2001, the Company announced that through its Operating Partnership, GRT entered into an agreement to purchase $34.0 million of Series A-1 convertible preferred shares of GRT, $56.0 million of Series D convertible preferred shares of GRT, a 40.0% interest in Elizabeth Metro Mall, LLC, the owner of Jersey Gardens, a 40.0% interest in Jersey Gardens Center, LLC, the owner of approxiamately 28.8 acres adjacent to Jersey Gardens and a 45.0% interest in Great Plains MetroMall, LLC, the owner of The Great Mall of the Great Plains. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The Company expects to close the transaction by June 30, 2001.

         On April 30, 2001, the Company filed a prospectus and prospectus supplement with the Securities and Exchange Commission which contemplates an underwritten public offering of 5,000,000 of its common shares of beneficial interest. If the public offering is consummated, the Company intends to use the net proceeds therefrom as part of the consideration to purchase all of the above-mentioned preferred shares and limited liability company interests. Assuming the purchase of such limited liability company interests, the Company will own a 100.0% interest in the three joint ventures.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, its construction financing, long-term mortgage debt, the venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments. At March 31, 2001, the Company's debt-to-total-market capitalization was 62.8%, compared to 65.8% at December 31, 2000. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

Net cash provided by operating activities for the three months ended March 31, 2001, was $20.9 million versus $13.5 million for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $1.8 million increase, while changes in operating assets and liabilities accounted for a $5.6 million increase.

         Net cash provided by investing activities for the three months ended March 31, 2001, was $6.6 million. It primarily reflects proceeds from the sale of assets of $7.4 million, additional direct investments in real estate assets of $5.1 million, proceeds from unconsolidated entities of $7.6 million, an increase in deferred expenses, prepaid and other assets of $2.8 million and payments to cash in escrow of $500,000.

         Net cash used in financing activities for the three months ended March 31, 2001, was $28.6 million. Cash was used to fund distributions of $18.4 million, make principal payments on mortgage and notes payable of $29.6 million and payments to the Credit Facility of $3.4 million. Cash was provided by issuance of new mortgage and notes payable of $22.8 million.

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

Malls

         During the first quarter of 2001, one anchor expanded and remodeled and two new anchors are under construction at the Malls. At Almeda Mall, in Houston, Texas, Ross Stores, one of the anchors, remodeled and expanded their store. At Dayton Mall, in Dayton, Ohio, Linens `N Things is under construction as an anchor in 30,000 square feet of gross leasable area and is expected to open in the second quarter 2001. At Lloyd Center, in Portland, Oregon, Barnes & Noble is under construction as an anchor in 27,000 square feet of gross leasable area and is expected to open in the fourth quarter of 2001.

Community Centers

         The Company currently has community center anchor expansion and redevelopment projects in process at Cross Creek Plaza in Beaufort, South Carolina and River Valley Plaza, in Lancaster, Ohio. The total financial commitment in connection with these projects is approximately $1.0 million.

Developments
------------

Jersey Gardens

         As of March 31, 2001, the Company had a 30.0% ownership interest in (a) Elizabeth Metromall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. On April 4, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures. Assuming the acquisition by the Company of the remaining 40.0% ownership interest in each of the joint ventures pursuant to an executed agreement referred to under Liquidity and Capital Resources in this Form 10-Q, the Company will own 100.0% of the ownership interests in each of these joint ventures. Jersey Gardens Center, LLC, expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site or out of other funding sources which the Company expects will be available for such purposes. In 2000, the venture sold
9.0 acres of this site for $7.7 million.

Polaris Fashion Place

         In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet on approximately
146.3 acres in northern Columbus, Ohio. Construction of the Mall commenced in July 2000 and the Mall is scheduled to open in October 2001. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In November 2000, the Company announced the addition of a seventh anchor, The Great Indoors, to the project. The project is being developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership not affiliated with GRT, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with with its equity contribution to the venture.

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

Carson

         The Company has executed a development agreement with the City of Carson, California, and is currently exploring alternatives with respect to the development of a site.

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended March 31, 2001. The percentage change is based on those tenants reporting sales for the twenty four month period ended March 31, 2001.

                                                      MALLS                        COMMUNITY CENTERS
                                             ---------------------------    -----------------------------------
     PROPERTY TYPE                           SALES PSF      % INC.(DEC.)        SALES PSF          % INC.(DEC.)
     -------------                           ---------      ------------    ------------------     ------------
     Anchors............................       $147.69          (4.9)%            $245.63              0.8%
     Stores.............................       $296.69           1.7 %            $197.97             (1.1)%
     Total..............................       $216.71          (0.9)%            $240.03              0.7%

     Portfolio occupancy statistics by property type are summarized below:

                                                                   OCCUPANCY (1) (2)
                                             -------------------------------------------------------------
                                             3/31/01     12/31/00      9/30/00       6/30/00      3/31/00
                                             -------     --------      -------       -------      -------
Mall Anchors.............................     95.9%        96.8%        97.3%         99.0%        99.0%
Mall Stores..............................     86.2%        86.0%        84.1%         82.7%        83.5%
Mall Stores Comparable 12 Months.........     86.2%        86.0%        83.8%         82.5%        83.4%
Total Mall Portfolio.....................     92.2%        92.7%        92.2%         92.8%        93.0%
Community Center Anchors.................     96.6%        96.6%        96.8%         96.9%        97.2%
Community Center Stores..................     88.4%        88.5%        89.7%         89.6%        90.6%
Total Community Centers..................     94.6%        94.7%        95.1%         95.2%        95.7%
Single Tenant Retail Properties..........    100.0%       100.0%       100.0%        100.0%        92.2%
Total Community Center Portfolio.........     94.9%        94.9%        95.3%         95.6%        95.3%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                      2001                 2000
                                                                    --------             --------
Net income available to common shareholders ............            $  3,181             $  4,296
Add back (less):
     Real estate depreciation and amortization .........              11,363               11,002
     GRT share of joint venture depreciation
        and amortization ...............................               4,274                3,927
     (Gain) loss on sales of depreciated property ......                (687)                (461)
     (Gain) loss on sales of undepreciated property ....                                     (808)
     Extraordinary item ................................                 290
     Cumulative effect of accounting change ............                 116
     Minority interest in partnership ..................                 426                  526
                                                                    --------             --------
Funds from operations ..................................            $ 18,963             $ 18,482
                                                                    ========             ========
Funds from operations ..................................            $ 18,963             $ 18,482
Add back (less):
     Capital expenditures ..............................              (2,086)              (2,018)
     Straight-line of minimum rents ....................                (447)                (420)
     Straight-line of ground lease expense .............                   1                    6
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents ..................                (532)                (383)
                                                                    --------             --------
Adjusted funds from operations .........................            $ 15,899             $ 15,667
                                                                    ========             ========

         FFO increased 2.6%, or $480,000 for the three months ended March 31, 2001. The increase was the result of improved operating income of $400,000, an increase in real estate depreciation and amortization of $350,000 and a decrease in net interest expense of $60,000, partially offset with an increase in preferred stock dividends of $360,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2001 and 2000 approximately 66.8% and 61.2%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.0 years and 6.2 years, respectively, and weighted-average interest rates of approximately 7.606% and 7.597%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 7.200% and 7.929%, respectively.

         At March 31, 2001 and 2000, the fair value of the Company's debt (excluding it's Credit Facility) was $927.7 million and $883.8 million, respectively, compared to its carrying amounts of $899.5 million and $903.7 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2001 and 2000, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by 1.2 million and $1.0 million, respectively, and decrease the fair value of debt by approximately $28.8 million and $19.4 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.2 million and $1.0 million, respectively, and increase the fair value of debt by approximately $19.8 million and $20.7 million, at the respective balance sheet dates.

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

                 None

                 (b)  Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GLIMCHER REALTY TRUST

May 14, 2001          /s/ Herbert Glimcher
---------------       --------------------------------------------
                      Herbert Glimcher, Chairman of the Board and
                      Chief Executive Officer (Principle Executive Officer)




May 14, 2001          /s/ William G. Cornely
---------------       --------------------------------------------
                      William G. Cornely, Executive Vice President
                      Chief Operating Officer & Chief Financial Officer