Form 10-Q
period 2001-06-30
GLIMCHER REALTY TRUST
filed 2001-08-14
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

As of August 8, 2001 there were 29,799,073 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.




                                  1 of 25 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----
      Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                        3

           Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000      4

           Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000        5

           Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000        6

           Notes to Consolidated Financial Statements                                                   7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   14

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              23


PART II:  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                       24

      Item 2.  Changes in Securities                                                                   24

      Item 3.  Defaults Upon Senior Securities                                                         24

      Item 4.  Submission of Matters to a Vote of Security Holders                                     24

      Item 5.  Other Information                                                                       24

      Item 6.  Exhibits and Reports on Form 8-K                                                        24


SIGNATURES                                                                                             25

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                     ASSETS

                                                                                 JUNE 30, 2001      DECEMBER 31, 2000
                                                                                 -------------      -----------------
Investment in real estate:
   Land ....................................................................      $   219,098          $   187,282
   Buildings, improvements and equipment ...................................        1,601,175            1,383,402
   Developments in progress ................................................           20,228               12,804
                                                                                  -----------          -----------
                                                                                    1,840,501            1,583,488
   Less accumulated depreciation ...........................................          263,100              225,482
                                                                                  -----------          -----------
      Net property and equipment ...........................................        1,577,401            1,358,006
   Investment in unconsolidated real estate entities .......................           54,911              137,691
                                                                                  -----------          -----------
      Net investment in real estate ........................................        1,632,312            1,495,697
                                                                                  -----------          -----------

Cash and cash equivalents ..................................................            5,759                5,414
Cash in escrow .............................................................           19,541               19,919
Tenant accounts receivable, net ............................................           60,059               48,429
Deferred expenses, net .....................................................           20,712               16,373
Prepaid and other assets ...................................................            4,001                3,713
                                                                                  -----------          -----------
                                                                                  $ 1,742,384          $ 1,589,545
                                                                                  ===========          ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable .....................................................      $ 1,056,463          $   906,066
Notes payable ..............................................................          160,800              163,400
Accounts payable and accrued expenses ......................................           55,226               41,919
Distributions payable ......................................................           19,045               18,644
                                                                                  -----------          -----------

                                                                                    1,291,534            1,130,029
                                                                                  -----------          -----------
Commitments and contingencies

Minority interest in operating partnership .................................           32,537               29,569
                                                                                  -----------          -----------

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares of beneficial interest,
      $0.01 par value, 90,000 shares issued and outstanding
      as of  December 31, 2000 .............................................                                90,000
                                                                                  -----------          -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
      par value, 5,118,000 shares issued and outstanding ...................          127,950              127,950
   Common shares of beneficial interest, $0.01 par value, 29,793,495 and  23,821,652 shares issued and outstanding as of  June 30, 2001
      and December 31, 2000, respectively ..................................              298                  238
  Additional paid-in capital ...............................................          437,626              355,430
  Distributions in excess of accumulated earnings ..........................         (143,439)            (143,671)
  Accumulated other comprehensive income (loss) ............................           (4,122)
                                                                                  -----------          -----------
                                                                                      418,313              339,947
                                                                                  -----------          -----------
                                                                                  $ 1,742,384          $ 1,589,545
                                                                                  ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           2001        2000
                                                                           ----        ----
Revenues:
     Minimum rents ..................................................   $ 47,410    $ 41,162
     Percentage rents ...............................................        960         602
     Tenant reimbursements ..........................................     20,285      14,574
     Fee income .....................................................      1,747       1,561
     Other ..........................................................      2,280       1,892
                                                                        --------    --------
        Total revenues ..............................................     72,682      59,791
                                                                        --------    --------
Expenses
     Real estate taxes ..............................................      7,811       5,837
     Property operating expenses ....................................     13,798      10,480
                                                                        --------    --------
                                                                          21,609      16,317
     Provision for doubtful accounts ................................        853         646
     Other operating expenses .......................................      1,324         670
     Depreciation and amortization ..................................     15,351      11,713
     General and administrative .....................................      3,280       2,371
                                                                        --------    --------
        Total expenses ..............................................     42,417      31,717
                                                                        --------    --------

        Operating income ............................................     30,265      28,074

Gain (loss) on sales of properties/outparcels .......................        876         731
Development cost write-off ..........................................     (3,208)
Interest income .....................................................        259         606
Interest expense ....................................................     22,144      21,202
Equity in income (loss) of unconsolidated entities ..................        983       1,845
Minority interest in operating partnership ..........................      2,532         466
                                                                        --------    --------
Income before extraordinary item ....................................      4,499       9,582
Extraordinary item:
    Early extinguishment of debt ....................................          4          70
                                                                        --------    --------
        Net income ..................................................      4,495       9,512
Less: Preferred stock dividends .....................................      4,101       5,766
Add: Discount on redemption of preferred stock ......................     22,440
                                                                        --------    --------
    Net income available to common shareholders .....................   $ 22,834    $  3,746
                                                                        ========    ========

EPS before extraordinary item .......................................   $   0.86    $   0.16
Extraordinary item
EPS (basic) .........................................................   $   0.86    $   0.16

EPS before extraordinary item .......................................   $   0.84    $   0.16
Extraordinary item
EPS (diluted) .......................................................   $   0.84    $   0.16

Cash distributions declared per common share of beneficial interest..   $ 0.4808    $ 0.4808
                                                                        ========    ========

Net income ..........................................................   $  4,495    $  9,512
Other comprehensive income (loss) ...................................       (181)
                                                                        --------    --------
Comprehensive income ................................................   $  4,314    $  9,512
                                                                        ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     2001         2000
                                                                                                     ----         ----
Revenues:
     Minimum rents ..........................................................................    $  88,163    $  82,059
     Percentage rents .......................................................................        2,540        2,217
     Tenant reimbursements ..................................................................       36,647       29,263
     Fee income .............................................................................        4,183        3,106
     Other ..................................................................................        4,530        3,842
                                                                                                 ---------    ---------
        Total revenues ......................................................................      136,063      120,487
                                                                                                 ---------    ---------
Expenses:
     Real estate taxes ......................................................................       13,770       11,391
     Property operating expenses ............................................................       25,581       20,982
                                                                                                 ---------    ---------
                                                                                                    39,351       32,373
     Provision for doubtful accounts ........................................................        1,569        1,382
     Other operating expenses ...............................................................        2,191        1,503
     Depreciation and amortization ..........................................................       27,473       23,459
     General and administrative .............................................................        5,852        4,780
                                                                                                 ---------    ---------
        Total expenses ......................................................................       76,436       63,497
                                                                                                 ---------    ---------

        Operating income ....................................................................       59,627       56,990

Gain (loss) on sales of properties/outparcels ...............................................        1,686        2,000
Development cost write-off ..................................................................       (3,208)
Interest income .............................................................................          478        1,234
Interest expense ............................................................................       42,256       41,783
Equity in income (loss) of unconsolidated entities ..........................................          477        1,831
Minority interest in operating partnership ..................................................        2,958          992
                                                                                                 ---------    ---------
Income before extraordinary item and cumulative effect of accounting change .................       13,846       19,280
Extraordinary item:
    Early extinguishment of debt ............................................................          294           70
                                                                                                 ---------    ---------
Income before cumulative effect of accounting change ........................................       13,552       19,210
Cumulative effect of accounting change ......................................................          116
                                                                                                 ---------    ---------
        Net income ..........................................................................       13,436       19,210
Less: Preferred stock dividends .............................................................        9,861       11,168
Add: Discount on redemption of preferred stock ..............................................       22,440
                                                                                                 ---------    ---------
        Net income available to common shareholders .........................................    $  26,015    $   8,042
                                                                                                 =========    =========

EPS before extraordinary item and cumulative effect of accounting change (basic) . ..........    $    1.04    $    0.34
Extraordinary item and cumulative effect of accounting change ...............................                 $    0.01
EPS (basic) .................................................................................    $    1.03    $    0.34

EPS before extraordinary item and cumulative effect of accounting change (diluted) ..........    $    1.03    $    0.34
Extraordinary item and cumulative effect of accounting change ...............................                 $    0.01
EPS (diluted) ...............................................................................    $    1.01    $    0.34

Cash distributions declared per common share of beneficial interest .........................    $  0.9616    $  0.9616
                                                                                                 =========    =========

Net income ..................................................................................    $  13,436    $  19,210
Other comprehensive income (loss) ...........................................................       (4,122)
                                                                                                 ---------    ---------
Comprehensive income ........................................................................    $   9,314    $  19,210
                                                                                                 =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       2001        2000
                                                                                                       ----        ----
Cash flows from operating activities:
      Net income .............................................................................       $ 13,436    $ 19,210
           Adjustments to reconcile net income to net cash provided by operating activities:
                Provision for doubtful accounts ..............................................            853       1,383
                Depreciation and amortization ................................................         27,475      23,459
                Loan fee amortization ........................................................          3,073       1,582
                Extraordinary loss on early extinguishment of debt ...........................            294          70
                Cumulative effect of accounting change .......................................            116
                Equity in (income) loss of unconsolidated entities ...........................           (477)     (1,831)
                (Gain) loss on sale of property/outparcels ...................................         (1,686)     (2,000)
                Development cost write-off ...................................................          3,208
                Minority interest in operating partnership ...................................          2,958         992
                Net changes in operating assets and liabilities: .............................
                Tenant accounts receivable, net ..............................................         (3,035)     (2,086)
                Deferred expenses, prepaid and other assets ..................................            747         744
                Accounts payable and accrued expenses ........................................         (1,398)     (8,939)
                                                                                                     --------    --------

                    Net cash provided by operating activities ................................         45,564      32,584
                                                                                                     --------    --------

Cash flows from investing activities:
           Additions to investment in real estate ............................................        (16,896)    (10,642)
           Investment in unconsolidated entities, net ........................................        (10,121)      3,346
           Proceeds from sales of properties/outparcels ......................................         21,295       4,745
           Withdrawals from cash in escrow ...................................................            378          53
           Additions to deferred expenses, prepaid and other assets ..........................         (4,457)    (11,064)
                                                                                                     --------    --------

                    Net cash used in investing activities ....................................         (9,801)    (13,562)
                                                                                                     --------    --------

Cash flows from financing activities:
           Proceeds from (payments to) revolving line of credit, net .........................         (2,600)     31,000
           Proceeds from issuance of mortgage and notes payable ..............................         63,841      78,798
           Principal payments on mortgage and notes payable ..................................        (76,737)    (88,895)
           Proceeds from the issuance of common shares of beneficial interest,
             net of underwriting and other offering cost of $723 .............................         83,709
           Redemption of preferred stock .....................................................        (67,560)
           Net proceeds from issuance of shares ..............................................            511         286
           Cash distributions ................................................................        (36,582)    (41,278)
                                                                                                     --------    --------

                    Net cash used in financing activities ....................................        (35,418)    (20,089)
                                                                                                     --------    --------

Net change in cash and cash equivalents ......................................................            345      (1,067)

Cash and cash equivalents, at beginning of period ............................................          5,414       9,039
                                                                                                     --------    --------

Cash and cash equivalents, at end of period ..................................................       $  5,759    $  7,972
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.      BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust ("GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership"), 90.0% and 88.6% owned by GRT at June 30, 2001 and December 31, 2000, respectively, of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, seven Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership and Loyal Plaza Venture Limited Partnership), 15 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Venture, LLC, Georgesville Square, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, Plaza Vista Venture, LLC, Lexington Parkway Venture, LLC, River Valley Venture, LLC, Great Plains MetroMall, LLC, Glimcher New Jersey MetroMall, LLC, Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC), one Colorado limited liability company (Olathe Mall, LLC) and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999. On January 1, 2001, the Company acquired the remaining interests in GDC and it is included in the consolidated financial statements from that date.

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Supplemental disclosure of non-cash financing and investing activities:

        The Company accrued accounts payable of $3,559 and $1,892 for real estate improvements as of June 30, 2001 and 2000, respectively.

New accounting pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position or results of operations.

Reclassifications

        Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2001 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2.      INVESTMENT IN UNCONSOLIDATED ENTITIES

        Investment in unconsolidated entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Eastland Mall, LLC and a 39.29% interest in Polaris Mall, LLC. During the period ended March 31, 2001, a family member of an officer of the Company acquired the third party interest in San Mall, LLC.

        The share of net income for all of 2000 and for the period January 1, 2000 to October 31, 2000, includes the Company's 95.00% non-voting interest in GDC and 50.00% interest in Johnson City Venture, LLC, respectively. Effective November 1, 2000, the Company acquired the additional 50.00% interest in Johnson City Venture, LLC; effective January 1, 2001, the Company acquired 100.00% of the voting and the remaining 5.00% non-voting interest in GDC. Both entities are fully consolidated from those dates. Additionally, the share of net income for all of 2000 and through March 31, 2001, includes the Company's 30.00% interest in Elizabeth Metro Mall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently in May 2001 acquired the remaining 40.00% interest in each entity. As a result, both entities are fully consolidated from April 2001. The net income (loss) for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each member under the terms of these agreements.

        The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS                                                             JUNE 30, 2001     DECEMBER 31, 2000
                                                                           -------------     -----------------
Assets:
    Investment properties at cost, net ..................................   $440,649               $639,931
    Other assets ........................................................     52,634                 70,008
                                                                            --------               --------
                                                                            $493,283               $709,939
                                                                            ========               ========
Liabilities and Members' Equity:
    Mortgage notes payable ..............................................   $335,482               $465,393
    Accounts payable and accrued expenses ...............................     24,001                 67,628
                                                                            --------               --------
                                                                             359,483                533,021
    Members' equity .....................................................    133,800                176,918
                                                                            --------               --------
                                                                            $493,283               $709,939
                                                                            ========               ========
Operating Partnership's share of members' equity ........................   $ 49,215               $ 91,944
                                                                            ========               ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity .........................................................   $ 49,215               $ 91,944
Advances and additional costs ...........................................      2,111                 45,747
                                                                            --------               --------
Investment in unconsolidated entities ...................................   $ 51,326               $137,691
                                                                            ========               ========


STATEMENT OF OPERATIONS                                            FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                ------------------------       ----------------------
                                                                     ENDED JUNE 30,                 ENDED JUNE 30,
                                                                ------------------------       ----------------------
                                                                   2001          2000            2001           2000
                                                                   ----          ----            ----           ----
Total revenues .............................................    $ 18,795        $ 32,428       $ 47,937       $ 65,233
Operating expense ..........................................       7,854          11,700         20,225         25,940
                                                                --------        --------       --------       --------
Net operating income .......................................      10,941          20,728         27,712         39,293
Depreciation and amortization ..............................       3,304           6,127          9,654         12,098
Other expenses .............................................          52             897             80          2,229
Interest expense, net ......................................       5,441           9,804         14,588         19,238
                                                                --------        --------       --------       --------

Income before extraordinary item ...........................       2,144           3,900          3,390          5,728

Extraordinary item .........................................                          79                            79
                                                                --------        --------       --------       --------

Net income (loss) ..........................................    $  2,144        $  3,821       $  3,390       $  5,649
                                                                ========        ========       ========       ========
Operating Partnership's share of net income (loss) .........    $    983        $  1,845       $    477       $  1,831
                                                                ========        ========       ========       ========

Net income (loss) ..........................................    $  2,144           3,821       $  3,390       $  5,649
Other comprehensive (loss) income ..........................                                     (2,732)
                                                                --------        --------       --------       --------
Comprehensive (loss) income ................................    $  2,144        $  3,821       $    658       $  5,649
                                                                ========        ========       ========       ========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF JUNE 30, 2001 AND DECEMBER 31, 2000 CONSIST OF THE FOLLOWING:

                                          CARRYING AMOUNT OF                                   PAYMENT   PAYMENT AT       MATURITY
             DESCRIPTION                 MORTGAGE NOTES PAYABLE           INTEREST RATE         TERMS     MATURITY          DATE
------------------------------------------------------------------------------------------------------------------------------------
                                        2001             2000           2001          2000
                                        ----             ----           ----          ----
Glimcher Holdings L.P. - Loan B... $    23,662        $  40,000        7.505%        7.505%       (a)      $40,000      Feb. 1, 2003
Grand Central L.P.................      51,361           51,625        7.180%        7.180%       (b)       46,065      Feb. 1, 2009
Morgantown Mall Associates L.P....      56,749           57,069        6.890%        6.890%       (b)         (c)           (c)
University Mall L.P...............      68,630           69,081        7.090%        7.090%       (b)         (d)           (d)
Northtown Mall, LLC...............      40,000           40,000        6.912%        6.912%       (a)      40,000      Aug. 30, 2001
Montgomery Mall Associates L.P....      46,370           46,640        6.790%        6.790%       (b)         (e)           (e)
Weberstown Mall, LLC .............      20,139           20,235        7.430%        7.430%       (b)       19,151       May 1, 2006
Glimcher Lloyd Venture, LLC.......     130,000          130,000         (f)           (f)         (a)      130,000     Oct. 11, 2001
Great Plains Metro Mall, LLC......      42,000           42,000         (g)           (g)         (a)       42,000      Jul. 1, 2002
Johnson City Venture, LLC.........      40,732           40,873        8.370%        8.370%       (b)       36,981      Jun. 1, 2010
Elizabeth MetroMall, LLC..........     163,000                         8.650%                     (a)      163,000      May 31, 2002
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P.......      50,000           50,000        7.470%        7.470%       (a)       50,000     Oct. 26, 2002
    Glimcher Properties L.P.......      86,540           87,534        8.460%        8.460%       (b)       63,346      Jul. 1, 2009
    Other Mortgage Notes..........      91,820           46,866         (h)           (h)         (b)       78,054          (i)
    Other Bridge Facilities.......     116,395          147,180         (j)           (j)         (a)      116,395          (k)
    Tax Exempt Bonds..............      19,000           19,000        6.000%        6.000%       (l)       19,000      Nov. 1, 2028
    Construction Loans............      10,065           17,963         (m)           (m)       (a),(b)     10,065          (n)
                                   -----------        ---------
Total Mortgage Notes Payable...... $ 1,056,463        $ 906,066
                                   ===========        =========

(a)     The loan requires monthly payments of interest only.

(b)     The loan requires monthly payments of principal and interest.

(c) The loan matures in September 2028, with an optional prepayment date in 2008.

(d) The loan matures in January 2028, with an optional prepayment date in 2013.

(e) The loan matures in August 2028, with an optional prepayment date in 2005.

(f) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (5.230% at June 30, 2001 and 7.960% at December 31, 2000).

(g) Interest rate of LIBOR (capped at 8.000% until maturity) plus 355 basis points (7.997% at June 30, 2001 and 10.260% at December 31, 2000).

(h)     Interest rates ranging from 7.150% to 8.750%.

(i)     Final maturity dates ranging from September 2001 to April 2016.

(j) Interest rates ranging from LIBOR plus 175 basis points (5.810% ) to 11.000% fixed at June 30, 2001 and 175-200 basis points (8.571%-8.750%)
        to 11.000% fixed at December 31, 2000.

(k)     Final maturity dates ranging from August 2001 to April 2002.

(l)     The loan requires semi-annual payments of interest.

(m) Interest rates ranging from 6.536% to 6.560% at June 30, 2001 and 8.679% to 8.779% at December 31, 2000.

(n)     Final maturity dates ranging from November 2001 to February 2002.

        All mortgage notes payable are collateralized by certain properties owned by the respective entities with a net book value of $1,427,737 and $1,213,357 at June 30, 2001 and December 31, 2000, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

        Included in Other Bridge Facilities at June 30, 2001, were a group of mortgaged notes aggregating $83,114 and maturing on various dates through October 1, 2001. In July 2001, the proceeds from the sale of a community center were used to reduce the outstanding balance to $74,720. This remaining outstanding balance was re-financed on August 2, 2001 with the proceeds from a new bridge facility in the amount of $61,700 maturing January 31, 2003 and four permanent mortgages aggregating $12,100 and maturing in 2011.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. NOTES PAYABLE

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on five properties with a net book value of $149,664 and $144,649 at June 30, 2001 and December 31, 2000, respectively. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (5.763% and 8.461% at June 30, 2001 and December 31, 2000, respectively). Payments due under the Credit Facility are guaranteed by the Operating Partnership.

        The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At June 30, 2001, the balance outstanding on the Credit Facility was $160,800. In addition, $1,072 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility.

5.      EARNINGS PER SHARE

        The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

                                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------------
                                                                  2001                                  2000
                                                    ---------------------------------     ------------------------------------
                                                                                 PER                                     PER
                                                      INCOME       SHARES       SHARE          INCOME       SHARES      SHARE
                                                    ---------     -------    --------        -------        --------   ------
BASIC EPS
  Income available to common shareholders .........    $22,834    26,655     $   0.86       $ 3,746        23,789    $    0.16

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units .....................      2,532     3,226                        466         2,966
  Options .........................................                  212                                       59

DILUTED EPS
                                                       -------   -------      -------        -------      -------    ---------
  Income available plus assumed conversions .......    $25,366    30,093     $   0.84       $ 4,212        26,814    $    0.16
                                                       =======   =======     ========       =======       =======    =========


                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------------
                                                                  2001                                  2000
                                                    ---------------------------------     ------------------------------------
                                                                                 PER                                     PER
                                                      INCOME       SHARES       SHARE          INCOME       SHARES      SHARE
                                                    ---------     -------    --------        -------        --------   ------
BASIC EPS
  Income available to common shareholders.........  $ 26,015      25,250    $    1.03       $  8,043        23,780      $0.34

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units.....................     2,958       3,226                         992         2,966
  Options.........................................                   115                                        30

DILUTED EPS
                                                    ---------     -------    --------        -------        --------   ------
  Income available plus assumed conversions.......  $  28,973      28,591    $   1.01       $  9,035        26,776     $0.34
                                                    =========     -======    ========        =======        =======    =====

The Series A-1 and Series D Preferred Shares included certain conversion features that could potentially dilute basic EPS, but were not included in the computation of diluted EPS because to do so would have been antidilutive (based on period end share prices) for the periods presented. All of the outstanding shares of the Series A-1 and Series D Preferred Shares were redeemed on May 18, 2001 and will no longer have an impact on the computation of diluted EPS. Additionally, options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.      SHAREHOLDERS' EQUITY

        The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

        The following table summarizes the change in distributions in excess of accumulated earnings:

           Balance, January 1, 2001............................................     $    (143,671)
                Distributions declared, $0.9616 per share......................           (25,783)
                Preferred stock dividends......................................            (9,861)
                Gain on redemption of preferred stock..........................            22,440
                Net income.....................................................            13,436
                                                                                    -------------
           Balance, June 30, 2001..............................................     $    (143,439)
                                                                                    =============

7.      CONTINGENCIES

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

        As of June 30, 2001, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

8.      DERIVATIVES AND HEDGING ACTIVITIES

        On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and to measure those instruments at fair value.

        The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $173 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the six months ended June 30, 2001, the Company recognized additional other comprehensive loss of $3,949 to adjust the carrying amount of the interest rate swaps to their June 30, 2001 fair values, net of any reclassfications to earnings for settlements during the period and minority interest participation. On June 30, 2001, the derivative instruments were reported at their fair value of $(4,648) in the accompanying balance sheet.

        In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

        To manage interest rate risk, the Company may employ forward rate agreements, rate locks, or option products. The Company undertakes a variety of borrowings from lines of credit, to medium-and long-term financings. To hedge interest cash flows, the Company has used interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

        The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at June 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                 INTEREST
                HEDGE TYPE                    NOTIONAL VALUE       RATE          MATURITY          FAIR VALUE
                ----------                    --------------     --------        --------          ----------
           Swap - Cash Flow..............      $    162,000       5.90%        Jun. 3, 2002       ($   3,073)
           Swap - Cash Flow..............      $    110,000       5.38%       Jan. 31, 2004       ($   1,408)
           Swap - Cash Flow..............      $     40,000       5.66%       Aug. 31, 2001       ($     167)
           Cap - Cash Flow...............      $     45,000       8.00%       Jul. 15, 2002        $       0
           Cap - Cash Flow...............      $    130,000       7.75%       Oct. 11, 2001        $       0

        Interest rate swaps that effectively convert variable interest payments to fixed interest payments and interest rate caps are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported in the balance sheet with a corresponding adjustment to either other comprehensive income or in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $3,240 of the current balance held in accumulated other comprehensive income. The $3,240 would be offset by a corresponding reduction in interest expense related to the interest payments being hedged. There was no hedge ineffectiveness during the three months ended June 30, 2001.

9.      EQUITY TRANSACTION

        In May, the Company announced the completion of a public offering (the "Offering") of 5,925,000 common shares of beneficial interest (including 5,175,000 shares completed May 18, 2001 and 750,000 over-allotment shares completed May 25, 2001) at a price of $15.00 per share. Total net proceeds were approximately $84.4 million.

        On the same day the offering was completed, the Company used the net proceeds as part of the consideration to consummate the purchase, through its Operating Partnership, of all 34,000 of its Series A-1 convertible preferred shares, all 56,000 of its Series D convertible preferred shares, a 40.00% interest in Elizabeth MetroMall, LLC, the owner of Jersey Gardens, a 40.00% interest in Jersey Gardens Center, LLC, the owner of 28.8 acres adjacent to Jersey Gardens and a 45.00% interest in Great Plains MetroMall, LLC, the owner of The Great Mall of The Great Plains. As a result of the purchase of such interests, the Operating Partnership owns a 100.00% interest in both Jersey Gardens and The Great Mall of the Great Plains. The cash consideration for the purchase of both series of preferred shares was at approximately a 25.00% discount from their respective liquidation preferences. Non-cash consideration in connection with the purchase included the termination of a project income based permanent lending commitment.

        The purchase price of approximately $73.0 million was allocated $67.6 million to the redemption of the preferred shares, $4.7 million to the acquisition of the 40.00% interest in Elizabeth MetroMall, LLC, $300,000 to the 40.00% interest in Jersey Gardens Center, LLC, and $400,000 to the acquisition of the 45.00% interest in The Great Mall of the Great Plains. The over-allotment proceeds were applied to pay down debt.

               (in thousands, except share and per share amounts)

        In addition, on April 6, 2001, the Company acquired a third party's joint venture interests in the Jersey properties for $4.1 million, of which $3.9 million was allocated to the acquired 30.00% interest in Elizabeth MetroMall, LLC, and $200,000 to the acquired 30.00% interest in Jersey Gardens Center, LLC.


10.     SEGMENT REPORTING

        Selected information about operating segments of the Company is summarized in the table(s) below:



                                                      FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                 --------------------------------------------------
                                                               COMMUNITY
                                                    MALLS       CENTERS      CORPORATE     TOTAL
                                                 ----------   ----------   ----------    ----------
Total revenues ...............................   $   53,905   $   17,811   $      966    $   72,682
Total operating expenses .....................       31,909        6,647        3,861        42,417
                                                 ----------   ----------   ----------    ----------
Operating income (loss) ......................   $   21,996   $   11,164   $   (2,895)   $   30,265
                                                 ==========   ==========   ==========    ==========

Net property and equipment ...................   $1,103,603   $  466,375   $    7,423    $1,577,401
                                                 ==========   ==========   ==========    ==========

Investment in unconsolidated entities ........   $   50,959   $    3,952                 $   54,911
                                                 ==========   ==========                 ==========





                                                      FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                 --------------------------------------------------
                                                               COMMUNITY
                                                    MALLS       CENTERS      CORPORATE     TOTAL
                                                 ----------   ----------   ----------    ----------
Total revenues .............................     $   40,313   $   19,478   $             $   59,791
Total operating expenses....................         22,015        7,189        2,513        31,717
                                                 ----------   ----------   ----------    ----------
Operating income (loss).....................     $   18,298   $   12,289   $   (2,513)   $   28,074
                                                 ==========   ==========   ==========    ==========

Net property and equipment..................     $  837,895   $  516,198   $    5,637    $1,359,730
                                                 ==========   ==========   ==========    ==========

Investment in unconsolidated entities.......     $  104,182   $    2,388   $   13,637    $  120,207
                                                 ==========   ==========   ==========    ==========




                                                        FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                 --------------------------------------------------
                                                               COMMUNITY
                                                    MALLS       CENTERS      CORPORATE     TOTAL
                                                 ----------   ----------   ----------    ----------
Total revenues..............................     $   97,347   $  36,533    $    2,183    $  136,063
Total operating expenses....................         56,183       13,566        6,687        76,436
                                                 ----------   ----------   ----------    ----------
Operating income (loss).....................     $   41,164   $   22,967   $   (4,504)   $   59,627
                                                 ==========   ==========   ==========    ==========

Net property and equipment..................     $1,103,603   $  466,375   $    7,423    $1,577,401
                                                 ==========   ==========   ==========    ==========

Investment in unconsolidated entities.......     $   50,959   $    3,952                 $   54,911
                                                 ==========   ==========                 ==========




                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                 --------------------------------------------------
                                                                COMMUNITY
                                                    MALLS        CENTERS     CORPORATE     TOTAL
                                                 ----------   ----------   ----------    ----------
Total revenues.............................      $   80,592   $   39,885   $             $  120,477
Total operating expenses...................          43,623       14,660        5,204        63,487
                                                 ----------   ----------   ----------    ----------
Operating income (loss)....................      $   36,969   $   25,225   $   (5,204)   $   56,990
                                                 ==========   ==========   ==========    ==========

Net property and equipment.................      $  837,895   $  516,198   $    5,637    $1,359,730
                                                 ==========   ==========   ==========    ==========

Investment in unconsolidated entities......      $  104,182   $    2,388   $   13,637    $  120,207
                                                 ==========   ==========   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

        This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry, the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

        Total revenues increased 21.6%, or $12.9 million, for the three months ended June 30, 2001. Of the $12.9 million increase, $14.2 million was the result of increased revenues at the malls, $1.7 million was the result of decreased revenues at the community centers (including a $1.6 million decrease from dispositions) and $390,000 was related to other revenue increases. Acquisitions for the three month period ended June 30, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, as a result of an increase in the Company's ownership at those dates.

Minimum rents

        Minimum rents increased 15.2% or $6.2 million for the three months ended June 30, 2001.

                                                                          INCREASE (DOLLARS IN MILLIONS)
                                                  ---------------------------------------------------------------------------
                                                                           COMMUNITY                                  PERCENT
                                                    MALLS                   CENTERS                TOTAL              TOTAL
                                                  -------                 ----------             --------             -------
           Same center......................      $ 0.9                     $ (0.2)               $  0.7                 1.7%
           Acquisitions.....................        6.9                        0.0                   6.9                16.9
           Dispositions.....................        0.0                       (1.4)                 (1.4)               (3.4)
                                                  -----                     ------                ------               -----
                                                  $ 7.8                     $ (1.6)               $  6.2                15.2%
                                                  =====                     ======                ======               =====

Tenant reimbursements

        Tenant reimbursements reflect a net increase of 39.2%, or $5.7 million, for the three months ended June 30, 2001.

                                                                      INCREASE (DOLLARS IN MILLIONS)
                                                  ---------------------------------------------------------------------------
                                                                          COMMUNITY                                  PERCENT
                                                    MALLS                   CENTERS                TOTAL              TOTAL
                                                  -------                 ----------             --------             -------
           Same center......................     $  1.1                     $  0.1                 $ 1.2                 8.3%
           Acquisitions.....................        4.7                        0.0                   4.7                32.3
           Dispositions.....................        0.0                       (0.2)                 (0.2)               (1.4)
                                                  -----                      -----                 -----                ----
                                                  $ 5.8                     $ (0.1)                $ 5.7                39.2%
                                                  =====                     ======                 =====                ====

Fee income and other revenues


        For the three months ended June 30, 2001, fee income increased $830,000 as a result of the consolidation of Glimcher Development Corporation ("GDC") effective January 1, 2001. Management fees decreased $640,000 as a result of the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC, effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $390,000, primarily as a result of increased temporary tenant income from the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC.

EXPENSES

        Total expenses increased 33.7%, or $10.7 million, for the three months ended June 30, 2001. Real estate taxes and property operating expenses increased $5.3 million, depreciation and amortization increased $3.6 million, general and administrative expenses increased $910,000 and the provision for doubtful accounts and other operating expenses increased $860,000.

Real estate taxes and property operating expenses

           Real estate taxes and property operating expenses increased 32.4%, or $5.3 million for the three months ended June 30, 2001.

                                                                        INCREASE (DOLLARS IN MILLIONS)
                                                 --------------------------------------------------------------------------
                                                                       COMMUNITY                                 PERCENT
                                                   MALLS                CENTERS                TOTAL              TOTAL
                                                  ------               --------                -------            -------
           Same center......................      $ 0.6                 $ (0.1)                 $0.5                3.1%
           Acquisitions.....................        5.0                    0.0                   5.0               30.6
           Dispositions.....................        0.0                    0.2)                 (0.2)              (1.3)
                                                  -----                  ------                 ----              -----
                                                  $ 5.6                 $ (0.3)                 $5.3               32.4%
                                                  =====                  ======                  ====              ====

Depreciation and Amortization

        The $3.6 million increase in depreciation and amortization consists primarily of an increase of $3.5 million from mall acquisitions and an increase of $400,000 in other operating properties and corporate assets, offset with a $300,000 decrease from dispositions.

General and Administrative

        General and administrative expense was $3.3 million and represented 4.5% of total revenues for the three months ended June 30, 2001, compared to $2.4 million and 4.0% of total revenues for the corresponding period in 2000. The $910,000 increase relates primarily to the consolidation of GDC in the Company's financial statements as of January 1, 2001. Additionally, salaries and wages increased as the Company's annual compensation adjustments, which averaged 4.0% for the current year, were effective April 1, 2001, and higher bonus and relocation costs were recorded during the quarter.

Provision for doubtful accounts and other operating expenses

        The provision for doubtful accounts and other operating expenses was $2.2 million for the three months ended June 30, 2001, compared to $1.3 million for the corresponding period in 2000. The $860,000 increase consists of an increase of $210,000 in the provision for doubtful accounts, primarily as a result of mall acquisitions and an increase of $650,000 in other operating expenses as a result of the consolidation of GDC effective January 1, 2001.

ASSET SALES

        During the second quarter of 2001, the Company completed $ 14.6 million in asset sales and recognized a net gain of $876,000 as compared to a net gain of $730,000 during the second quarter of 2000. Assets sold during the quarter, included four single tenant properties and two outparcels. The Company also wrote-off $3.2 million, representing the Company's investment in the Carson Value Mall development project. The Company's development agreement with the City of Carson, California, expired on June 30, 2001. The Company currently has no contractual agreements with respect to the development of this site.

INTEREST EXPENSE/CAPITALIZED INTEREST

        Interest expense increased 4.4%, or $942,000 for the three months ended June 30, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                  THREE MONTHS ENDED JUNE 30,
                                        -------------------------------------------
                                            2001            2000          INC. (DEC.)
                                            ----            ----          ---------
Average loan balance..................  $ 1,242,985     $ 1,067,675     $   175,310
Average rate..........................         7.32%           7.80%          (0.48)%

Total interest........................  $    22,750     $    20,811     $     1,939
Amortization of loan fees.............        1,375             880             495
Capitalized interest and other (1)....       (1,981)           (489)         (1,492)
                                        -----------     -----------     -----------
Interest expense......................  $    22,144     $    21,202     $       942
                                        ===========     ===========     ===========

(1)     Other consists primarily of interest costs billed to joint ventures.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

        Total revenues increased 12.9%, or $15.6 million, for the six months ended June 30, 2001. Of the $15.6 million increase, $17.3 million was the result of increased revenues at the malls, $3.3 million was the result of decreased revenues at the community centers (including a $2.9 million decrease from dispositions), and $1.6 was related to other revenue increases. Acquisitions for the six month period ended June 30, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, respectively, as a result of an increase in the Company's ownership at those dates.

Minimum rents

        Minimum rents increased 7.4% or $6.1 million, for the six months ended June 30, 2001.

                                                                        INCREASE (DOLLARS IN MILLIONS)
                                                    --------------------------------------------------------------------
                                                                       COMMUNITY                               PERCENT
                                                    MALLS               CENTERS                TOTAL             TOTAL
                                                   -------             --------                -------         ---------
           Same center......................       $ 1.2                $ (0.6)                 $  0.6             0.7%
           Acquisitions.....................         8.2                   0.0                     8.2            10.0
           Dispositions.....................         0.0                (2.7)                     (2.7)           (3.3)
                                                    -----              ------                   ------           -----
                                                    $9.4               $ (3.3)                  $  6.1             7.4%
                                                    =====              ======                   ======           =====


Tenant reimbursements

        Tenant reimbursements reflect a net increase of 25.2%, or $7.4 million, for the six months ended June 30, 2001.

                                                                      INCREASE (DOLLARS IN MILLIONS)
                                                  -------------------------------------------------------------------------
                                                                          COMMUNITY                                PERCENT
                                                    MALLS                  CENTERS                TOTAL             TOTAL
                                                   ------                 ---------              -------           -------
           Same center......................        $2.1                   $   0.0               $  2.1               7.2%
           Acquisitions.....................         5.5                       0.0                  5.5              18.7
           Dispositions.....................         0.0                      (0.2)                (0.2)             (0.7)
                                                   -----                    ------               ------              ----
                                                   $ 7.6                    $ (0.2)               $ 7.4              25.2%
                                                   =====                    ======                =====              ====

Fee income and other revenues

        For the six months ended June 30, 2001, fee income increased $1.8 million as a result of the consolidation of GDC effective January 1, 2001. Management fees decreased $730,000 as a result of the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC, effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $690,000, primarily as a result of increased temporary tenant income from the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC.

EXPENSES

        Total expenses increased 20.4%, or $12.9 million, for the six months ended June 30, 2001. Real estate taxes and property operating expenses increased $7.0 million, depreciation and amortization increased $4.0 million, general and administrative expenses increased $1.1 million and the provision for doubtful account and other operating expenses increased $880,000.

Real estate taxes and property operating expenses

        Real estate taxes and property operating expenses increased 21.6%, or $7.0 million for the six months ended June 30, 2001.

                                                              INCREASE (DOLLARS IN MILLIONS)
                                                -------------------------------------------------------
                                                                        COMMUNITY                                     PERCENT
                                                    MALLS                CENTERS                TOTAL                  TOTAL
                                                ---------               ---------            --------                 -------
           Same center......................      $ 1.9                 $ (0.1)                $ 1.8                    5.6%
           Acquisitions.....................        5.7                    0.0                   5.7                   17.6
           Dispositions.....................        0.0                   (0.5)                 (0.5)                  (1.6)
                                                  -----                  -----                 -----                  -----
                                                  $ 7.6                 $ (0.6)                $ 7.0                   21.6%
                                                  =====                  =====                 =====                  =====

Depreciation and Amortization

        The $4.0 million increase in depreciation and amortization consists primarily of an increase of $4.2 million in the mall portfolio of which $3.8 million is from mall acquisitions and an increase of $400,000 in other operating properties and corporate assets, offset with a $600,000 decrease from dispositions.

General and Administrative

        General and administrative expense was $5.9 million and represented 4.3% of total revenues for the six months ended June 30, 2001, compared to $4.8 million and 4.0% of total revenues for the corresponding period in 2000. The $1.1 million increase relates primarily to the consolidation of GDC in the Company's financial statements as of January 1, 2001. Additionally, salaries and wages increased as the Company's annual compensation adjustments, which averaged 4.0% for the current year, were effective April 1, 2001, and higher bonus and relocation costs were recorded during the quarter.

Provision for doubtful accounts and other operating expenses

        The provision for doubtful accounts and other operating expenses was $3.8 million for the six months ended June 30, 2001, compared to $2.9 million for the corresponding period in 2000. The $880,000 increase consists of an increase of $190,000 in the provision for doubtful accounts, primarily as a result of mall acquisitions and an increase of $690,000 in other operating expenses, primarily as a result of the addition of GDC which is consolidated as of January 1, 2001.

ASSET SALES

        During the first six months of 2001, the Company completed $22.4 million in asset sales and recognized a net gain of $1.7 million as compared to a net gain of $2.0 million during the first half of 2000. Assets sold during the first six months of 2001, included five single tenant properties, two community centers and three outparcels. The Company also wrote-off $3.2 million, representing the Company's investment in the Carson Value Mall development project. The Company's development agreement with the City of Carson, California, expired on June 30, 2001. The Company currently has no contractual agreements with respect to the development of this site.

INTEREST EXPENSE/CAPITALIZED INTEREST

           Interest expense increased 1.1%, or $473,000 for the six months ended June 30, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                   SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------
                                            2001            2000          INC. (DEC.)
                                         ------------    -----------     -------------
Average loan balance ..................  $ 1,155,507     $ 1,067,280     $    88,227
Average rate ..........................         7.47%           7.71%          (0.24)%

Total interest ........................  $    43,181     $    41,144     $    (2,037)
Amortization of loan fees .............        3,073           1,582           1,491
Capitalized interest and other (1) ....       (3,998)           (943)         (3,055)
                                         -----------     -----------     -----------
Interest expense ......................  $    42,256     $    41,783     $       473
                                         ===========     ===========     ===========

(1)  Other consists primarily of interest cots billed to joint ventures.

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

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on five properties. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum (5.76% at June 30, 2001). Payments due under the Credit Facility are guaranteed by the Operating Partnership. At June 30, 2001, the outstanding balance on the Credit Facility was $160.8 million.

        In the first half of 2001, the Company repaid $79.3 million of outstanding debt. This included pay downs of short term floating rate mortgages totaling $57.4 million, $19.3 million of long term mortgages and $2.6 million of the Company's Credit Facility. The Company executed new mortgage notes payable totaling $63.9 million. The new mortgage notes consist of (i) a $9.3 million loan collateralized by a first mortgage lien on Knox Village Square, which matures in February 2008 and bears interest at 7.41% per annum, (ii) a $5.9 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in February 2011 and bears interest at 7.25% per annum, (iii) a $7.6 million loan collateralized by a first mortgage lien on Meadowview Square, which matures in March 2011 and bears interest at 7.25% per annum, (iv) a $8.6 million loan collateralized by a first mortgage lien on River Valley Plaza, which matures in May 2011 and bears interest at 7.15% per annum, (v) a $14.0 million loan collateralized by a first mortgage lien on Loyal Plaza, which matures in June 2011 and bears interest at 7.18% per annum, (vi) a $14.0 million bridge loan collateralized by a first mortgage lien on seven community centers, which matures in April 2002 and bears interest at LIBOR plus 3.50% per annum (7.70% at June 30, 2001) and, (vii) a $4.5 million bridge loan collateralized by a first mortgage lien on Roane County Plaza, which matures September 2001 and bears interest at 11.00% per annum.

        The Company is pursuing a strategy of selling single tenant and non-strategic community center assets and focusing on the regional mall portfolio. The timing and selling prices of future asset sales are dependent upon the Company being able to consummate sales transactions under acceptable terms and at satisfactory pricing. Net proceeds from asset sales are expected to be applied to reduce debt. The Company believes that these short term borrowings provide maximum flexibility in structuring such sales.

        During the first six months of 2001, the Company sold two community centers, five single tenant properties and three outparcels for total proceeds of $22.4 million and recognized a net gain of $1.7 million on these properties. During the second quarter of 2001, the Company also wrote-off it's $3.2 million investment in the Carson development project.

        In May, the Company announced the completion of a public offering (the "Offering") of 5,925,000 common shares of beneficial interest (including 5,175,000 shares completed May 18, 2001 and 750,000 over-allotment shares completed May 25, 2001) at a price of $15.00 per share. Total net proceeds were approximately $84.4 million.

        On the same day the Offering was completed, the Company used the net proceeds as part of the consideration to consummate the purchase, through its Operating Partnership, of all 34,000 of its Series A-1 convertible preferred shares, all 56,000 of its Series D convertible preferred shares, a 40.00% interest in Elizabeth MetroMall, LLC, the owner of Jersey Gardens, a 40.00% interest in Jersey Gardens Center, LLC, the owner of 28.8 acres adjacent to Jersey Gardens and a 45.00% interest in Great Plains MetroMall, LLC, the owner of The Great Mall of the Great Plains. As a result of the purchase of such interests, the Operating Partnership owns a 100.00% interest in both Jersey Gardens and The Great Mall of the Great Plains. The cash consideration for the purchase of both series of preferred shares was at approximately a 25.00% discount from their respective liquidation preferences. Non-cash consideration in connection with the purchase included the termination of a project income based permanent lending commitment.

        The purchase price of approximately $73.0 million was allocated $67.6 million to the redemption of the preferred shares, $4.7 million to the acquisition of the 40.00% interest in Elizabeth MetroMall, LLC, $300,000 to the 40.00% interest in Jersey Gardens Center, LLC, and $400,000 to the acquisition of the 45.00% interest in The Great Mall of the Great Plains.

        In addition, on April 6, 2001, the Company acquired a third party's joint venture interests in the Jersey properties for $4.1 million, of which $3.9 million was allocated to the acquired 30.00% interest in Elizabeth MetroMall, LLC, and $200,000 to the acquired 30.00% interest in Jersey Gardens Center, LLC.

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

        At June 30, 2001, the Company's debt-to-total-market capitalization was 62.9%, compared to 65.8% at December 31, 2000. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

        Net cash provided by operating activities for the six months ended June 30, 2001, was $45.6 million versus $32.6 million for the corresponding period of 2000. Net income adjusted for non-cash items, including depreciation and amortization, gains and losses on sales and minority interest, accounted for a $6.4 million increase. The net changes in operating assets and liabilities accounted for a $6.6 million increase, compared to the first six months of 2000.

        Net cash used in investing activities for the six months ended June 30, 2001, was $9.8 million. It primarily reflects additional direct investments in real estate assets of $16.9 million, an increase in investments in unconsolidated entities of $10.1 million and an increase in deferred expenses, prepaid and other assets of $4.5 million, offset by the proceeds from sales of properties of $21.3 million.

        Net cash used in financing activities for the six months ended June 30, 2001, was $35.4 million. Cash was used to fund distributions of $36.6 million, make principal payments on mortgage and notes payable and the Credit Facility of $79.3 million and to redeem the Series A and D preferred shares for $67.6 million. Cash was provided by issuance of new mortgage and notes payable of $63.8 million and net proceeds from issuance of common shares of $83.7 million.

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

Malls

        During the first half of 2001, one anchor was expanded and remodeled and three new anchors were under construction at the Malls. At Almeda Mall, in Houston, Texas, Ross Stores, one of the anchors, remodeled and expanded their store. At Dayton Mall, in Dayton, Ohio, Linens 'N Things is under construction as an anchor in 30,000 square feet of gross leasable area and is expected to open in the third quarter 2001. At Lloyd Center, in Portland, Oregon, Barnes & Noble is under construction as an anchor in 27,000 square feet of gross leasable area and is expected to open in the fourth quarter of 2001. At Jersey Gardens, an approximately 60,000 square foot Filenes Basement/DSW Warehouse is under construction and is expected to open in the third quarter 2001. All of these represent renovations of existing GLA.

Developments

Jersey Gardens

        As of March 31, 2001, the Company had a 30.0% ownership interest in (a) Elizabeth Metromall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. On April 6, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures and on May 18, 2001, the Company acquired the remaining 40.0% ownership interest in each of the joint ventures using proceeds from the Offering. Jersey Gardens Center, LLC, expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site or out of other funding sources which the Company expects will be available for such purposes. In 2000, the venture sold
9.0 acres of this site for $7.7 million.

Polaris Fashion Place

        In March 1998, the Company announced plans for the development of a new super-regional mall of approximately 1.5 million square feet on approximately
146.3 acres in northern Columbus, Ohio. Construction of the Mall commenced in July 2000 and the Mall is scheduled to open in October 2001. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In June 2001, the Company amended the construction and operating agreements to provide for the addition of a seventh anchor, The Great Indoors, to the project. The project is being developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership not affiliated with GRT, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with its equity contribution to the venture.

        The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. GDC and the Operating Partnership providing all leasing, legal, development and management services for the project. The initial draw under the construction loan was funded in October 2000.

Carson

        The Company's development agreement with the City of Carson, California expired on June 30, 2001. The Company currently has no contractual agreements with respect to the development of this site. During the quarter ended June 30, 2001, the Company wrote-off $3.2 million, representing the Company's investment in this development project.

PORTFOLIO DATA

           The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended June 30, 2001. The percentage change is based on those tenants reporting sales for the twenty four month period ended June 30, 2001.

                                                                MALLS                              COMMUNITY CENTERS
                                                     ------------------------------      ---------------------------------
      PROPERTY TYPE                                  SALES PSF          % INC.(DEC.)          SALES PSF       % INC.(DEC.)
      -------------                                  ---------          ------------     ----------------     ------------
      Anchors .................................       $162.87               (4.3)%             $252.82              1.0%
      Stores ..................................       $292.77                0.9 %             $208.86             (0.4)%
      Total....................................       $226.04               (1.3)%             $247.86              0.9 %

           Portfolio occupancy statistics by property type are summarized below:

                                                                                 OCCUPANCY (1) (2)
                                                     -----------------------------------------------------------------------
                                                     6/30/01        3/31/01        12/31/00         9/30/00         6/30/00
                                                     -------        -------        --------         -------         -------
Mall Anchors....................................      95.8%          95.9%           96.8%           97.3%           99.0%
Mall Stores.....................................      84.8%          86.2%           86.0%           84.1%           82.7%
Total Mall Portfolio............................      91.6%          92.2%           92.7%           92.2%           92.8%
Community Center Anchors........................      95.7%          96.6%           96.6%           96.8%           96.9%
Community Center Stores.........................      87.3%          88.4%           88.5%           89.7%           89.6%
Single Tenant Retail Properties.................     100.0%         100.0%          100.0%          100.0%          100.0%
Total Community Center Portfolio................      93.9%          94.9%           94.9%           95.3%           95.6%


(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

        Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                                   FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                                ---------------------------           --------------------------
                                                                        ENDED JUNE 30,                       ENDED JUNE 30,
                                                                        -------------                        -------------
                                                                   2001               2000               2001               2000
                                                                   ----               ----               ----               ----
Net income available to common shareholders .................   $ 22,834           $  3,746           $ 26,015           $  8,043
Add back (less):
      Real estate depreciation and amortization .............     14,268             11,050             25,631             22,052
      GRT share of joint venture depreciation
         and amortization ...................................      1,369              4,036              5,643              7,963
      (Gain) loss on sales of property ......................       (501)              (731)            (1,188)            (2,000)
      Write-off of Carson development cost ..................      3,208                                 3,208
      (Discount) on redemption of preferred stock ...........    (22,440)                              (22,440)
      Extraordinary item ....................................          4                 70                294                 70
      Cumulative effect of accounting change ................        116
      Minority interest in partnership ......................      2,532                466              2,958                992
                                                                --------           --------           --------           --------
Funds from operations .......................................   $ 21,274           $ 18,637           $ 40,237           $ 37,120
                                                                ========           ========           ========           ========

Funds from operations .......................................   $ 21,274           $ 18,637           $ 40,237           $ 37,120
Add back (less):
      Capital expenditures ..................................     (3,477)            (5,260)            (5,563)            (7,278)
      Straight-line of minimum rents ........................       (639)              (339)            (1,086)              (759)
      Straight-line of ground lease expense .................          1                  1                  2
                                                                                                                                7
      GRT share of joint venture capital expenditures and
         straight-line of minimum rents .....................       (324)              (483)              (856)              (866)
                                                                --------           --------           --------           --------
Adjusted funds from operations ..............................   $ 16,835           $ 12,556           $ 32,734           $ 28,224
                                                                ========           ========           ========           ========



        FFO increased 14.1%, or $2.6 million for the three months ended June 30, 2001. The increase was primarily the result of improved operating income of $2.2 million and a decrease in preferred stock dividends of $1.7 million, partially offset with an increase in net interest expense of $1.3 million. .

        FFO increased 8.4%, or $3.1 million for the six months ended June 30, 2001. The increase was primarily the result of improved operating income of $2.6 million, a decrease in preferred stock dividends of $1.3 million and an increase in the gain on sales of previously undepreciated property of $400,000, partially offset with an increase in net interest expense of $1.2 million. .

INFORMATION TECHNOLOGY

        During 2000, the Company launched several key technology initiatives. On July 31, 2000, the Company announced its plans to implement the Oracle E-Business Suite of financial applications as well as Oracle Property Manager. As part of the implementation the Company will work with Oracle to develop a comprehensive web-based property management solution for REITs. The Company expects the total financial commitments in connection with software, hardware and implementation assistance for the Oracle implementation will not exceed $5.0 million and will be incurred throughout the years 2000 and 2001. In August 2000, the Company announced an agreement for Energy System Management services with Johnson Controls, Inc. This program utilizes innovative metering technology to remotely monitor and profile energy usage providing a clear picture of consumption patterns that can be utilized to lower demand-side usage and reduce unit costs. The Company is not responsible for material financial commitments in connection with this project.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". All business combinations in the scope of SFAS No. 141 are to be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and all business combinations accounted for under the purchase method for which the date of acquisition is July 1, 2001, or later. In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company is currently assessing, but has not yet determined the impact of SFAS No. 142 on its financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2001 and 2000 approximately 71.6% and 59.8%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 5.5 years and 6.3 years, respectively, and weighted-average interest rates of approximately 7.857% and 7.542%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 6.427% and 8.633%, respectively.

        At June 30, 2001 and 2000, the fair value of the Company's debt (excluding it's Credit Facility) was $1,072.4 million and $876.9 million, respectively, compared to its carrying amounts of $1,056.5 million and $893.3 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2001 and 2000, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.1 million and $1.4 million, respectively, and decrease the fair value of debt by approximately $26.3 million and $19.0 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.1 million and $1.4 million, respectively, and increase the fair value of debt by approximately $24.5 million and $20.1 million, at the respective balance sheet dates.

                                   PART II

                              OTHER INFORMATION

    ITEM 1.         LEGAL PROCEEDINGS
                    None

    ITEM 2.         CHANGES IN SECURITIES
                    None

    ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                    None

    ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    An annual meeting of shareholders was held on May 11, 2001. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange
                    Act of 1934. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                    Votes of 18,884,517 shares were cast for the election of William G. Cornely as a Trustee; votes of 2,233,765 shares were withheld.

                    Votes of 20,831,340 shares were cast for the election of Philip G. Barach as a Trustee; votes of 286,942 shares were withheld.

                    Votes of 20,821,680 shares were cast for the election of Oliver Birckhead as a Trustee; votes of 296,601 shares were withheld.

                    Votes of 20,817,440 shares were cast for the election of E. Gordon Gee as a Trustee; votes of 300,842 shares were withheld.

                    In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accounts as set forth in the proxy statement and such appointment was ratified.

                    Votes of 20,936,585 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 121,647 shares were against; votes of 60,050 shares abstained. In addition, there were no broker non-votes in connection with such proposal.

    ITEM 5.         OTHER INFORMATION
                    None

    ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                    (a)      Exhibits

                    None

                    (b)      Reports on Form 8-K

                    During its fiscal quarter ended June 30, 2001, the Company filed the following reports on Form 8-K.

                    (1) Form 8-K dated April 19, 2001, filed April 25, 2001, reporting results for the Company's first quarter ended March 31, 2001.

                    (2) Form 8-K dated May 31, 2001, filed May 31, 2001, reporting the completion of the Offering on May 18, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST




August 13, 2001        /s/ Herbert Glimcher
--------------         -----------------------------------------------------
                       Herbert Glimcher, Chairman of the Board and
                       Chief Executive Officer (Principle Executive Officer)




August 13, 2001        /s/ William G. Cornely
--------------         ------------------------------------------------------
                       William G. Cornely, Executive Vice President
                       Chief Operating Officer & Chief Financial Officer