Form 10-Q
period 2001-09-30
GLIMCHER REALTY TRUST
filed 2001-11-09
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

As of November 5, 2001 there were 29,957,975 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.




                                  1 of 25 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX


PART I: FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                               ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                              3

         Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000            4

         Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000             5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000             6

         Notes to Consolidated Financial Statements                                                              7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        23


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                 24

     Item 2.  Changes in Securities                                                                             24

     Item 3.  Defaults Upon Senior Securities                                                                   24

     Item 4.  Submission of Matters to a Vote of Security Holders                                               24

     Item 5.  Other Information                                                                                 24

     Item 6.  Exhibits and Reports on Form 8-K                                                                  24


SIGNATURES                                                                                                      25

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                     ASSETS

                                                                             SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                             ------------------     -----------------
Investment in real estate:
   Land .............................................................           $   217,627            $   187,282
   Buildings, improvements and equipment ............................             1,592,583              1,383,402
   Developments in progress .........................................                32,967                 12,804
                                                                                -----------            -----------

                                                                                  1,843,177              1,583,488
   Less accumulated depreciation ....................................               276,412                225,482
                                                                                -----------            -----------
     Net property and equipment .....................................             1,566,765              1,358,006
   Investment in unconsolidated real estate entities ................                50,773                137,691
                                                                                -----------            -----------
     Net investment in real estate ..................................             1,617,538              1,495,697
                                                                                -----------            -----------


Cash and cash equivalents ...........................................                 3,127                  5,414
Cash in escrow ......................................................                22,872                 19,919
Tenant accounts receivable, net .....................................                63,794                 48,429
Deferred expenses, net ..............................................                23,685                 16,373
Prepaid and other assets ............................................                 4,794                  3,713
                                                                                -----------            -----------
                                                                                $ 1,735,810            $ 1,589,545
                                                                                ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ..............................................           $ 1,044,131            $   906,066
Notes payable .......................................................               164,200                163,400
Accounts payable and accrued expenses ...............................                69,553                 41,919
Distributions payable ...............................................                20,674                 18,644
                                                                                -----------            -----------
                                                                                  1,298,558              1,130,029
                                                                                -----------            -----------
Commitments and contingencies

Minority interest in operating partnership ..........................                31,450                 29,569
                                                                                -----------            -----------

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares of beneficial interest, $0.01 par value, 90,000 shares issued and outstanding
     as of September 30, 2001 and  December 31, 2000 respectively ...                                       90,000
                                                                                                       -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding .............               127,950                127,950
   Common shares of beneficial interest, $0.01 par value, 29,938,332 and 23,821,652 shares issued and outstanding as of
     September 30, 2001 and December 31, 2000, respectively .........                   300                    238
  Additional paid-in capital ........................................               439,665                355,430
  Distributions in excess of accumulated earnings ...................              (153,994)              (143,671)
  Accumulated other comprehensive income (loss) .....................                (8,119)
                                                                                -----------            -----------
                                                                                $ 1,735,810            $ 1,589,545
                                                                                ===========            ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                2001                2000
                                                                              --------            --------
Revenues:
     Minimum rents ................................................           $ 46,655            $ 40,238
     Percentage rents .............................................              1,450               1,562
     Tenant reimbursements ........................................             20,003              14,982
     Fee income ...................................................              1,643               1,632
     Other ........................................................              3,164               2,270
                                                                              --------            --------
       Total revenues .............................................             72,915              60,684
                                                                              --------            --------

Expenses:
     Real estate taxes ............................................              7,789               5,527
     Property operating expenses ..................................             14,048              10,803
                                                                              --------            --------
                                                                                21,837              16,330
     Provision for doubtful accounts ..............................              1,043                 664
     Other operating expenses .....................................              2,096                 692
     Depreciation and amortization ................................             15,629              11,803
     General and administrative ...................................              2,268               2,660
                                                                              --------            --------
       Total expenses .............................................             42,873              32,149
                                                                              --------            --------

       Operating income ...........................................             30,042              28,535

(Loss) gain  on sales of properties/outparcels, net ...............               (847)                541
Interest income ...................................................                246                 714
Interest expense ..................................................             22,909              21,785
Equity in income (loss) of unconsolidated entities ................                954               2,048
Minority interest in operating partnership ........................                404                 459
                                                                              --------            --------
Income before extraordinary item ..................................              7,082               9,594
Extraordinary item:
     Early extinguishment of debt .................................                284                 373
                                                                              --------            --------
       Net income .................................................              6,798               9,221
Less: Preferred stock dividends ...................................              2,958               5,615
                                                                              --------            --------
       Net income available to common shareholders ................           $  3,840            $  3,606
                                                                              ========            ========

EPS before extraordinary item (basic) .............................           $   0.14            $   0.17
Extraordinary item ................................................           $   0.01            $   0.01
EPS (basic) .......................................................           $   0.13            $   0.15

EPS before extraordinary item (diluted) ...........................           $   0.14            $   0.16
Extraordinary item ................................................           $   0.01            $   0.01
EPS (diluted) .....................................................           $   0.13            $   0.15

Cash distributions declared per common share of beneficial interest           $ 0.4808            $ 0.4808
                                                                              ========            ========

Net income ........................................................           $  6,798            $  9,222
Other comprehensive income (loss) .................................             (3,996)
                                                                              --------            --------
Comprehensive income ..............................................           $  2,802            $  9,222
                                                                              ========            ========




   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                2001                 2000
                                                                                             ---------            ---------
Revenues:
     Minimum rents ...............................................................           $ 134,818            $ 122,297
     Percentage rents ............................................................               3,990                3,780
     Tenant reimbursements .......................................................              56,650               44,245
     Fee income ..................................................................               5,826                4,738
     Other .......................................................................               7,694                6,112
                                                                                             ---------            ---------
       Total revenues ............................................................             208,978              181,172
                                                                                             ---------            ---------

Expenses:
     Real estate taxes ...........................................................              21,559               16,918
     Property operating expenses .................................................              39,629               31,785
                                                                                             ---------            ---------

                                                                                                61,188               48,703
     Provision for doubtful accounts .............................................               2,612                2,046
     Other operating expenses ....................................................               4,287                2,195
     Depreciation and amortization ...............................................              43,102               35,262
     General and administrative ..................................................               8,120                7,440
                                                                                             ---------            ---------
       Total expenses ............................................................             119,309               95,646
                                                                                             ---------            ---------

       Operating income ..........................................................              89,669               85,526

(Gain) loss on sales of properties/outparcels, net ...............................                 839                2,541
Development cost write-off .......................................................              (3,208)
Interest income ..................................................................                 724                1,948
Interest expense .................................................................              65,165               63,568
Equity in income (loss) of unconsolidated entities ...............................               1,431                3,879
Minority interest in operating partnership .......................................               3,362                1,451
                                                                                             ---------            ---------
Income before extraordinary item and cumulative effect of accounting change ......              20,928               28,875
Extraordinary item:
     Early extinguishment of debt ................................................                 578                  443
                                                                                                                  ---------
Income before cumulative effect of accounting change .............................              20,350               28,432
Cumulative effect of accounting change ...........................................                 116
                                                                                             ---------            ---------
       Net income ................................................................              20,234               28,432
Less: Preferred stock dividends ..................................................              12,819               16,783
Add: Discount on redemption of preferred stock ...................................              22,440
                                                                                             ---------            ---------
       Net income available to common shareholders ...............................           $  29,855            $  11,649
                                                                                             =========            =========

EPS before extraordinary item and cumulative effect of accounting change (basic)             $    1.14            $    0.51
Extraordinary item and cumulative effect of accounting change ....................           $    0.02            $    0.02
EPS (basic) ......................................................................           $    1.11            $    0.49

EPS before extraordinary item and cumulative effect of accounting change (diluted)           $    1.12            $    0.50
Extraordinary item and cumulative effect of accounting change ....................           $    0.02            $    0.02
EPS (diluted) ....................................................................           $    1.10            $    0.49

Cash distributions declared per common share of beneficial interest ..............           $  1.4424            $  1.4424
                                                                                             =========            =========

Net income .......................................................................           $  20,234            $  28,432
Other comprehensive income (loss) ................................................              (8,119)
                                                                                             ---------            ---------
Comprehensive income .............................................................           $  12,115            $  28,432
                                                                                             =========            =========



   The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      2001                 2000
                                                                                   ---------            ---------
Cash flows from operating activities:
     Net income ........................................................           $  20,234            $  28,433
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ..........................               2,612                2,046
              Depreciation and amortization ............................              43,102               35,262
              Loan fee amortization ....................................               4,330                2,954
              Extraordinary loss on early extinguishment of debt .......                 578                  443
              Cumulative effect of accounting change ...................                 116
              Equity in (income) loss of unconsolidated entities .......              (1,431)              (3,879)
              (Gain) loss on sale of property/outparcels ...............                (839)              (2,541)
              Development cost write-off ...............................               3,208
              Minority interest in operating partnership ...............               3,362                1,451
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ..........................              (8,735)              (6,219)
              Deferred expenses, prepaid and other assets ..............                (249)               3,735
              Accounts payable and accrued expenses ....................              11,796               (3,927)
                                                                                   ---------            ---------

                 Net cash provided by operating activities .............              78,084               57,758
                                                                                   ---------            ---------

Cash flows from investing activities:
         Additions to investment in real estate ........................             (30,685)             (18,335)
         (Investment in) proceeds from unconsolidated entities, net ....              (5,029)               3,965
         Proceeds from sales of properties/outparcels ..................              30,899               32,779
         (Payments to) withdrawals from cash in escrow .................              (2,951)               2,533
         Additions to deferred expenses, prepaid and other assets ......             (10,210)             (15,943)
                                                                                   ---------            ---------

                 Net cash (used in) provided by investing activities ...             (17,976)               4,999
                                                                                   ---------            ---------

Cash flows from financing activities:
         Proceeds from revolving line of credit, net ...................                 800               35,000
         Proceeds from issuance of mortgage and notes payable ..........             177,611              199,687
         Principal payments on mortgage and notes payable ..............            (202,547)            (239,453)
         Proceeds from issuance of common shares of beneficial interest,
           net of underwriting and other offering costs of $723 ........              83,709
         Redemption of preferred shares ................................             (67,560)
         Net proceeds from issuance of shares ..........................               2,550                  408
         Cash distributions ............................................             (56,958)             (59,910)
                                                                                   ---------            ---------

                 Net cash used in financing activities .................             (62,395)             (64,268)
                                                                                   ---------            ---------

Net change in cash and cash equivalents ................................              (2,287)              (1,511)

Cash and cash equivalents, at beginning of period ......................               5,414                9,039
                                                                                   ---------            ---------

Cash and cash equivalents, at end of period ............................           $   3,127            $   7,528
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership"), (90.2% and 88.6% owned by GRT at September 30, 2001 and December 31, 2000, respectively) of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 14 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Venture, LLC, Georgesville Square, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, River Valley Venture, LLC, Elizabeth MetroMall, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC and Shady Springs Plaza, LLC), one Colorado limited liability company (Olathe Mall, LLC), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and one Pennsylvania limited partnership (Loyal Plaza Venture Limited Partnership), all of which are owned directly or indirectly by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and it is included in the consolidated financial statements of the Company from that date.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $3,600 and $2,022 for real estate improvements as of September 30, 2001 and 2000, respectively.

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

amount of the long-lived asset. SFAS No. 143 will be effective at the beginning of 2003. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cots to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position or results of operations.

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2001 presentation.

2.       INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC. During the period ended March 31, 2001, a family member of an officer of the Company acquired the third party interest in San Mall, LLC.

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

         The summary financial information of the Company's unconsolidated entities, accounted for using the equity method, and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS                                                                           SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                                                         ------------------        -----------------
Assets:
    Investment properties at cost, net ............................................           $466,866                 $639,931
    Other assets ..................................................................             58,179                   70,008
                                                                                              --------                 --------
                                                                                              $525,045                 $709,939
                                                                                              ========                 ========
Liabilities and Members' Equity:
    Mortgage notes payable ........................................................           $364,267                 $465,393
    Accounts payable and accrued expenses .........................................             23,985                   67,628
                                                                                              --------                 --------
                                                                                               388,252                  533,021
    Members' equity ...............................................................            136,793                  176,918
                                                                                              --------                 --------
                                                                                              $525,045                 $709,939
                                                                                              ========                 ========
Operating Partnership's share of members' equity ..................................           $ 50,037                 $ 91,944
                                                                                              ========                 ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED ENTITIES:

Members' equity ...................................................................           $ 50,037                 $ 91,944
Advances and additional costs .....................................................                736                   45,747
                                                                                              --------                 --------
Investment in unconsolidated entities .............................................           $ 50,773                 $137,691
                                                                                              ========                 ========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS                                          FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                             ---------------------------           ----------------------------
                                                               2001               2000               2001                2000
                                                             --------           --------           --------            --------
Total revenues ...................................           $ 18,769           $ 33,762           $ 66,706            $ 98,995
Operating expenses ...............................              7,814             13,785             28,039              39,725
                                                             --------           --------           --------            --------
Net operating income .............................             10,955             19,977             38,667              59,270
Depreciation and amortization ....................              3,410              5,765             13,064              17,862
Other income/expenses ............................                 37                291                 43               2,519
Interest expense, net ............................              5,466              9,937             20,054              29,175
                                                             --------           --------           --------            --------
Income (loss) before extraordinary item ..........              2,116              3,984              5,506               9,714
Extraordinary item ...............................                                   198                                    277
                                                             --------           --------           --------            --------
Net income (loss) ................................           $  2,116           $  3,786           $  5,506            $  9,437
                                                             ========           ========           ========            ========
Operating Partnership's share of net income (loss)           $    954           $  1,850           $  1,431            $  3,624
                                                             ========           ========           ========            ========
Net income (loss) ................................           $  2,116           $  1,850           $  5,506            $  3,624
Other comprehensive (loss) income ................                                                   (2,732)
                                                             --------           --------           --------            --------

Comprehensive (loss) income ......................           $  2,116           $  1,850           $  2,774            $  3,624
                                                             ========           ========           ========            ========

3. MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 CONSIST OF THE FOLLOWING:

                                      CARRYING AMOUNT OF                        PAYMENT   PAYMENT AT       MATURITY
           DESCRIPTION              MORTGAGE NOTES PAYABLE    INTEREST RATE      TERMS     MATURITY          DATE
------------------------------------------------------------------------------------------------------------------------
                                       2001        2000       2001      2000
                                       ----        ----       ----      ----
Glimcher Holdings L.P. - Loan B .   $   23,662   $  40,000    7.505%   7.505%     (a)     $   40,000     Feb. 1, 2003
Grand Central L.P. ..............       51,235      51,625    7.180%   7.180%     (b)         46,065     Feb. 1, 2009
Morgantown Mall Associates L.P. .       56,595      57,069    6.890%   6.890%     (b)         (c)             (c)
University Mall L.P. ............       68,411      69,081    7.090%   7.090%     (b)         (d)             (d)
Northtown Mall, LLC .............       40,000      40,000     (e)     6.912%     (a)         40,000     Aug. 31, 2003
Montgomery Mall Associates L.P. .       46,242      46,640    6.790%   6.790%     (b)         (f)             (f)
Weberstown Mall, LLC ............       20,094      20,235    7.430%   7.430%     (b)         19,151      May 1, 2006
Glimcher Lloyd Venture, LLC .....      130,000     130,000   (g) (p)     (g)      (a)        130,000   Nov. 10, 2003 (p)
Great Plains Metro Mall, LLC ....       42,000      42,000     (h)       (h)      (a)         42,000     Jul. 1, 2002
Johnson City Venture, LLC .......       40,668      40,873    8.370%   8.370%     (b)         36,981     Jun. 1, 2010
Elizabeth MetroMall, LLC ........      162,600                8.200%              (b)        161,489     May 31, 2002
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P. ....       50,000      50,000    7.470%   7.470%     (a)         50,000     Oct. 26, 2002
    Glimcher Properties L.P. ....       86,027      87,534    8.460%   8.460%     (b)         63,346     Jul. 1, 2009
    Other Mortgage Notes ........      103,599      46,866     (i)       (i)      (b)         88,715          (j)
    Other Bridge Facilities .....       93,981     147,180     (k)       (k)      (a)         93,981          (l)
    Tax Exempt Bonds ............       19,000      19,000    6.000%   6.000%     (m)         19,000     Nov. 1, 2028
    Construction Loans ..........       10,017      17,963     (n)       (n)    (a),(b)       10,017          (o)
                                    ----------   ---------
Total Mortgage Notes Payable ....   $1,044,131   $ 906,066
                                    ==========   =========

(a)  The loan requires monthly payments of interest only.

(b)  The loan requires monthly payments of principal and interest.

(c) The loan matures in September 2028, with an optional prepayment date in 2008.

(d)  The loan matures in January 2028, with an optional prepayment date in 2013.

(e) Interest rate of LIBOR (capped at 6.000% until maturity) plus 350 basis points (7.081% at September 30, 2001).

(f)  The loan matures in August 2028, with an optional prepayment date in 2005.

(g) Interest rate of LIBOR (capped at 7.750% until maturity) plus 125 basis points (4.740% at September 30, 2001 and 7.960% at December 31, 2000).

(h) Interest rate of LIBOR (capped at 8.000% until maturity) plus 355 basis points (7.040% at September 30, 2001 and 10.260% at December 31, 2000).

(i)  Interest rates ranging from 7.150% to 8.750%.

(j)  Final maturity dates ranging from December 2001 to April 2016.

(k) Interest rates ranging from LIBOR plus 350 - 600 basis points (6.188% - 9.760%) to 11.000% fixed at September 30, 2001 and 175 - 200 basis points (8.571% - 8.750%) to 11.000% fixed at December 31, 2000.

(l)  Final Maturity dates ranging from December 2001 to January 2003.

(m)  The loan requires semi-annual payments of interest.

(n) Interest rates ranging from 6.081% - 6.260% at September 30, 2001 and 8.679% - 8.779% at December 31, 2000.

(o)  Final maturity dates ranging from November 2001 to February 2002.

(p) Interest rate is greater of LIBOR (capped at 6.250% until maturity) plus 325 basis points or 6.250% based on refinancing, completed October 12, 2001.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with a net book value of $1,414,166 and $1,213,357 at September 30, 2001 and December 31, 2000, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

4.       NOTES PAYABLE

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on five properties with a net book value of $148,335 and $144,649 at September 30, 2001 and December 31, 2000, respectively. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 6.38% per annum on $110.0 million until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 4.53% per annum and 8.46% per annum at September 30, 2001 and December 31, 2000, respectively). Payments due under the Credit Facility are guaranteed by the Operating Partnership.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the properties which collateralize the Credit Facility. At September 30, 2001, the balance outstanding on the Credit Facility was $164,200. In addition, $1,072 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility.

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table below:

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER  30,
                                                   ---------------------------------------------------------------
                                                               2001                               2000
                                                   -----------------------------      ----------------------------
                                                                           PER                                PER
                                                    INCOME     SHARES     SHARE        INCOME      SHARES    SHARE
                                                    ------     ------     -----        ------      ------    -----
BASIC EPS
  Income available to common shareholders.......   $  3,840     29,848   $  0.13      $  3,607     23,804    $0.15

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        404      3,226                     459      3,053
  Options.......................................                   324                                157

DILUTED EPS
                                                   --------    -------   -------      --------     ------    -----
  Income available plus assumed conversions.....   $  4,244     33,398   $  0.13      $  4,066     27,014    $0.15
                                                   ========    =======   =======      ========     ======    =====


                                                               FOR THE NINE MONTHS ENDED SEPTEMBER  30,
                                                   ---------------------------------------------------------------
                                                               2001                               2000
                                                   -----------------------------      ----------------------------
                                                                           PER                                PER
                                                    INCOME     SHARES     SHARE        INCOME      SHARES    SHARE
                                                    ------     ------     -----        ------      ------    -----
BASIC EPS
  Income available to common shareholders.......   $ 29,855     26,800   $  1.11      $ 11,650     23,788    $0.49

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................      3,362      3,226     (0.01)        1,451      2,995
  Options.......................................                   183                                 50

DILUTED EPS
                                                   --------    -------   -------      --------     ------    -----
  Income available plus assumed conversions.....   $ 33,217     30,209   $  1.10      $ 13,101     26,833    $0.49
                                                   ========    =======   =======      ========     ======    =====

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

         The following table summarizes the change in distributions in excess of accumulated earnings:

         Balance, January 1, 2001 ........................            $(143,671)
              Distributions declared, $1.4424 per share ..              (40,178)
              Preferred stock dividends ..................              (12,819)
              Gain on redemption of preferred stock ......               22,440
              Net income .................................               20,234
                                                                      ---------
         Balance, September 30, 2001 .....................            $(153,994)
                                                                      =========

7.       CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of certain joint ventures in which the Company is an equity member.

         In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of 50.0% of the outstanding obligation on the indebtedness on the property. In addition, Herbert Glimcher provided the lender with a $4,000 letter of credit to guarantee the payment of certain public funds to be received in connection with road improvements and as additional security for the loan.

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and payment of interest on the senior portion of the construction facility to a maximum of $30,000 until the property achieves a coverage ratio of 1.25.

         As of September 30, 2001, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

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

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $173 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the nine months ended September 30, 2001, the Company recognized additional other comprehensive loss of $7,946 to adjust the carrying amount of the interest rate swaps to their September 30, 2001 fair values, net of any reclassfications to earnings for settlements during the period and minority interest participation. On September 30, 2001, the derivative instruments were reported at their fair value of $(9,009) in accounts payable and accrued expenses in the accompanying balance sheet.

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

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                       INTEREST
               HEDGE TYPE                             NOTIONAL VALUE     RATE         MATURITY        FAIR VALUE
               ----------                             --------------     ----         --------        ----------
         Swap - Cash Flow.......................        $  162,000       5.90%      Jun. 3, 2002      ($  3,983)
         Swap - Cash Flow.......................        $  110,000       5.39%     Jan. 31, 2004      ($  5,074)
         Cap - Cash Flow........................        $   40,000       6.00%      Sep. 1, 2003       $     48
         Cap - Cash Flow........................        $   45,000       8.00%     Jul. 15, 2002       $      0
         Cap - Cash Flow........................        $  130,000       7.75%     Oct. 11, 2001       $      0

         Interest rate swaps that effectively convert variable interest payments to fixed interest payments and interest rate caps are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported in the balance sheet with a corresponding adjustment to either other comprehensive income or in earnings. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $5,674 of the current balance held in accumulated other comprehensive income. The $5,674 would be offset by a corresponding reduction in interest expense related to the interest payments being hedged. There was no hedge ineffectiveness during the nine months ended September 30, 2001.

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

         The purchase price of approximately $73,000 was allocated $67,600 to the redemption of the preferred shares, $4,700 to the acquisition of the 40.00% interest in Elizabeth MetroMall, LLC, $300 to the 40.00% interest in Jersey Gardens Center, LLC and $400 to the acquisition of the 45.00% interest in The Great Mall of the Great Plains. The over-allotment proceeds were applied to pay down debt.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         In addition, on April 6, 2001, the Company acquired a third party's joint venture interests in the Jersey properties for $4,100, of which $3,900 was allocated to the acquired 30.00% interest in Elizabeth MetroMall, LLC, and $200 to the acquired 30.00% interest in Jersey Gardens Center, LLC.

10.      SEGMENT REPORTING

         Selected information about operating segments of the Company is summarized in the table(s) below:

                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                          -----------------------------------------------------------------------

                                                                               COMMUNITY
                                                             MALLS              CENTERS            CORPORATE              TOTAL
                                                          ---------------------------------------------------          ----------
         Total revenues ........................          $   53,943          $   17,520          $    1,452           $   72,915
         Total operating expenses ..............              32,720               6,600               3,553               42,873
                                                          ----------          ----------          ----------           ----------
         Operating income (loss) ...............          $   21,223          $   10,920          $   (2,101)          $   30,042
                                                          ==========          ==========          ==========           ==========

         Net property and equipment ............          $1,097,269          $  457,176          $   12,320           $1,566,765
                                                          ==========          ==========          ==========           ==========

         Investment in unconsolidated entities .          $   46,326          $    4,447          $                    $   50,773
                                                          ==========          ==========          ==========           ==========

                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                          -----------------------------------------------------------------------

                                                                               COMMUNITY
                                                             MALLS              CENTERS            CORPORATE              TOTAL
                                                          ---------------------------------------------------          ----------
         Total revenues ........................          $   42,252          $   18,432          $                    $   60,684
         Total operating expenses ..............              23,056               6,250               2,843               32,149
                                                          ----------          ----------          ----------           ----------
         Property net operating income .........          $   19,196          $   12,182          $   (2,843)          $   28,535
                                                          ==========          ==========          ==========           ==========

         Net investment in real estate .........          $  835,659          $  487,641          $    6,068           $1,329,368
                                                          ==========          ==========          ==========           ==========

         Investment in unconsolidated entities .          $  117,352          $    2,702          $    5,382           $  125,436
                                                          ==========          ==========          ==========           ==========

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                          -----------------------------------------------------------------------

                                                                               COMMUNITY
                                                             MALLS              CENTERS            CORPORATE              TOTAL
                                                          ---------------------------------------------------          ----------
         Total revenues ........................          $  151,749          $   54,008          $    3,221           $  208,978
         Total operating expenses ..............              88,915              20,174              10,220              119,309
                                                          ----------          ----------          ----------           ----------
         Operating income (loss) ...............          $   62,834          $   33,834          $   (6,999)          $   89,669
                                                          ==========          ==========          ==========           ==========

         Net property and equipment ............          $1,097,269          $  457,176          $   12,320           $1,566,765
                                                          ==========          ==========          ==========           ==========

         Investment in unconsolidated entities .          $   46,326          $    4,447          $                    $   50,773
                                                          ==========          ==========          ==========           ==========

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                          -----------------------------------------------------------------------

                                                                               COMMUNITY
                                                             MALLS              CENTERS            CORPORATE              TOTAL
                                                          ---------------------------------------------------          ----------
         Total revenues ........................          $  122,427          $   58,317          $      428           $  181,172
         Total operating expenses ..............              66,755              20,909               7,982               95,646
                                                          ----------          ----------          ----------           ----------
         Property net operating income .........          $   55,672          $   37,408          $   (7,554)          $   85,526
                                                          ==========          ==========          ==========           ==========

         Net investment in real estate .........          $  835,659          $  487,641          $    6,068           $1,329,368
                                                          ==========          ==========          ==========           ==========


         Investment in unconsolidated entities .          $  117,352          $    2,702          $    5,382           $  125,436
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues increased 20.2%, or $12.2 million, for the three months ended September 30, 2001. Of the $12.2 million increase, $12.4 million was the result of increased revenues at the malls, $900,000 was the result of decreased revenues at the community centers (including a $1.1 million decrease from dispositions) and $700,000 was related to other revenue increases. Acquisitions for the three month period ended September 30, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC effective April 6, 2001, as a result of an increase in the Company's ownership at those dates.

Minimum rents

         Minimum rents increased 15.9% or $6.4 million for the three months ended September 30, 2001.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                          MALLS             CENTERS              TOTAL           TOTAL
                                          -----             -------              -----           -----
         Same center..................    $ 0.3             $ (0.2)              $ 0.1            0.2%
         Acquisitions/Developments....      7.3               (0.0)                7.3           18.1
         Dispositions.................      0.0               (1.0)               (1.0)          (2.4)
                                          -----             ------               -----           ----
                                          $ 7.6             $ (1.2)              $ 6.4           15.9%
                                          =====             ======               =====           ====

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 33.5%, or $5.0 million, for the three months ended September 30, 2001.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                          MALLS              CENTERS             TOTAL           TOTAL
                                          -----              -------             -----           -----
         Same center..................    $(0.1)             $  0.6              $ 0.5            3.4%
         Acquisitions/Developments....      4.6                 0.0                4.6           30.8
         Dispositions.................      0.0                (0.1)              (0.1)          (0.7)
                                          -----              ------              -----           ----
                                          $ 4.5              $  0.5              $ 5.0           33.5%
                                          =====              ======              =====           ====

Fee income and other revenues

         For the three months ended September 30, 2001, fee income increased $760,000 as a result of the consolidation of Glimcher Development Corporation ("GDC") effective January 1, 2001. Management fees decreased $750,000 as a result of the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC, effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $890,000, primarily as a result of the formation of Ohio Entertainment Corporation ("OEC") effective June 1, 2001 and increased temporary tenant income from the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC. OEC was formed to conduct the operations of a theater at one of the malls. The Company has retained a national theater exhibitor to manage and operate the facility.

EXPENSES

         Total expenses increased 33.4%, or $10.7 million, for the three months ended September 30, 2001. Real estate taxes and property operating expenses increased $5.5 million, the provision for doubtful accounts and other operating expenses increased $1.8 million, depreciation and amortization increased $3.8 million and general and administrative expenses decreased $400,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 33.7%, or $5.5 million for the three months ended September 30, 2001.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------------------------
                                                            COMMUNITY                          PERCENT
                                          MALLS              CENTERS             TOTAL          TOTAL
                                          -----              -------             -----          -----
         Same center..................    $(0.2)             $  0.7              $ 0.5            3.1%
         Acquisitions/Developments....      5.1                 0.0                5.1           31.2
         Dispositions.................      0.0                (0.1)              (0.1)          (0.6)
                                          -----              ------              -----           ----
                                          $ 4.9              $  0.6              $ 5.5           33.7%
                                          =====              ======              =====           ====

Provision for doubtful accounts and other operating expenses

         The provision for doubtful accounts and other operating expenses was $3.1 million for the three months ended September 30, 2001, compared to $1.4 million for the corresponding period in 2000. The $1.7 million increase consists of an increase of $380,000 in the provision for doubtful accounts as a result of mall acquisitions and additional reserves established during the period and an increase of $1.4 million in other operating expenses, primarily as a result of the addition of GDC and OEC effective January 1, 2001 and June 1, 2001, respectively.

Depreciation and Amortization

         The $3.8 million increase in depreciation and amortization consists primarily of an increase of $3.6 million from mall acquisitions and an increase of $400,000 in the core portfolio properties and corporate assets, offset with a $200,000 decrease from dispositions.

General and Administrative

         General and administrative expense was $2.3 million and represented 3.1% of total revenues for the three months ended September 30, 2001, compared to $2.7 million and 4.4% of total revenues for the corresponding period in 2000. The $400,000 decrease consists primarily of decreases in state and local taxes.

ASSET SALES

         During the third quarter of 2001, the Company completed $9.9 million in asset sales and recognized a net loss of $850,000 as compared to a net gain of $540,000 during the third quarter of 2000. Assets sold during the quarter, included one community center and one outparcel.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 5.1%, or $1.1 million for the three months ended September 30, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------
                                               2001               2000        INC. (DEC.)
                                               ----               ----        -----------
Average loan balance .............      $ 1,247,302        $ 1,053,113        $   194,189
Average rate .....................             7.29%              7.99%             (0.70)%

Total interest ...................      $    22,732        $    21,028        $     1,704
Amortization of loan fees ........            1,257              1,372               (115)
Capitalized interest and other (1)           (1,080)              (616)              (464)
                                        -----------        -----------        -----------
Interest expense .................      $    22,909        $    21,784        $     1,125
                                        ===========        ===========        ===========

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF  OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

         Total revenues increased 15.3%, or $27.8 million, for the nine months ended September 30, 2001. Of the $27.8 million increase, $29.7 million was the result of increased revenues at the malls, $4.3 million was the result of decreased revenues at the community centers (including a $4.1 million decrease from dispositions), and $2.4 million was related to other revenue increases. Acquisitions for the nine month period ended September 30, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, respectively, as a result of an increase in the Company's ownership at those dates.

Minimum rents

         Minimum rents increased 10.2% or $12.5 million, for the nine months ended September 30, 2001.

                            INCREASE (DOLLARS IN MILLIONS)
                  ---------------------------------------------
                              COMMUNITY                 PERCENT
                    MALLS      CENTERS      TOTAL        TOTAL
                    -----      -------      -----        -----
Same center       $   1.4     $  (0.8)    $   0.6         0.5%
Acquisitions         15.6         0.0        15.6        12.7
Dispositions          0.0        (3.7)       (3.7)       (3.0)
                  -------     -------     -------         ---
                  $  17.0     $  (4.5)    $  12.5        10.2%
                  =======     =======     =======        ====

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 28.0%, or $12.4 million, for the nine months ended September 30, 2001.

                          INCREASE (DOLLARS IN MILLIONS)
                  -------------------------------------------
                            COMMUNITY                 PERCENT
                   MALLS     CENTERS      TOTAL        TOTAL
                   -----     -------      -----        -----
Same center       $   1.7    $   0.9     $   2.6         5.9%
Acquisitions         10.1        0.0        10.1        22.8
Dispositions          0.0       (0.3)       (0.3)       (0.7)
                  -------    -------     -------        ----
                  $  11.8    $   0.6     $  12.4        28.0%
                  =======    =======     =======        ====

Fee income and other revenues

         For the nine months ended September 30, 2001, fee income increased $2.6 million as a result of the consolidation of GDC effective January 1, 2001. Management fees decreased $1.5 million as a result of the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC, effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $1.6 million, primarily as a result of the formation of OEC effective June 1, 2001 and increased temporary tenant income from the consolidation of The Mall at Johnson City, Elizabeth MetroMall, LLC, and Glimcher Development Corporation. OEC was formed to conduct the operations of a theater at one of the malls. The Company has retained a national theater exhibitor to manage and operate the facility.

EXPENSES

         Total expenses increased 24.7%, or $23.7 million, for the nine months ended September 30, 2001. Real estate taxes and property operating expenses increased $12.5 million, the provision for doubtful account and other operating expenses increased $2.7 million, depreciation and amortization increased $7.8 million and general and administrative expenses increased $680,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 25.6%, or $12.5 million for the nine months ended September 30, 2001.

                         INCREASE (DOLLARS IN MILLIONS)
                  --------------------------------------------
                            COMMUNITY                  PERCENT
                   MALLS     CENTERS      TOTAL         TOTAL
                   -----     -------      -----         -----
Same center       $   1.8    $   0.5     $   2.3         4.7%
Acquisitions         10.7        0.0        10.7        21.9
Dispositions          0.0       (0.5)       (0.5)       (1.0)
                  -------    -------     -------        ----
                  $  12.5    $   0.0     $  12.5        25.6%
                  =======    =======     =======        ====

Provision for doubtful accounts and other operating expenses

         The provision for doubtful accounts and other operating expenses was $6.9 million for the nine months ended September 30, 2001, compared to $4.2 million for the corresponding period in 2000. The $2.7 million increase consists of an increase of $570,000 in the provision for doubtful accounts as a result of mall acquisitions and additional reserves established during the period and an increase of $2.1 million in other operating expenses. Of this increase, $1.3 million was primarily the result of the addition of GDC and OEC effective January 1, 2001 and June 1, 2001, respectively and $770,000 was the result of mall acquisitions.

Depreciation and Amortization

         The $7.8 million increase in depreciation and amortization consists primarily of an increase of $7.4 million from mall acquisitions and an increase of $1.2 million in the core portfolio properties and corporate assets, offset with an $830,000 decrease from dispositions.

General and Administrative

         General and administrative expense was $8.1 million and represented 3.9% of total revenues for the nine months ended September 30, 2001, compared to $7.4 million and 4.1% of total revenues for the corresponding period in 2000.

ASSET SALES

         During the first nine months of 2001, the Company completed $32.3 million in asset sales and recognized a net gain of $840,000 as compared to a net gain of $2.5 million during the corresponding period in 2000. Assets sold during the first nine months of 2001, included five single tenant properties, three community centers and four outparcels. Also, during the second quarter of 2001 the Company wrote-off $3.2 million, representing the Company's investment in the Carson Value Mall development project. The Company's development agreement with the City of Carson, California, expired on June 30, 2001. The Company currently has no contractual agreements with respect to the development of this site.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 2.5%, or $1.6 million for the nine months ended September 30, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------
                                            2001               2000           INC. (DEC.)
                                            ----               ----           -----------
Average loan balance .............      $ 1,186,240        $ 1,062,622        $   123,618
Average rate .....................             7.41%              7.80%             (0.39)%

Total interest ...................      $    65,916        $    62,171        $     3,745
Amortization of loan fees ........            4,330              2,954              1,376
Capitalized interest and other (1)           (5,081)            (1,557)            (3,524)
                                        -----------        -----------        -----------
Interest expense .................      $    65,165        $    63,568        $     1,597
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

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on five properties. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 6.38% per annum on $110.0 million until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 4.53% per annum at September 30, 2001). Payments due under the Credit Facility are guaranteed by the Operating Partnership. At September 30, 2001, the outstanding balance on the Credit Facility was $164.2 million.

         In the first nine months of 2001, the Company repaid $162.5 million of outstanding debt. This included pay downs of $141.3 million of short term floating rate mortgages and $21.2 million of long term mortgages. The Company executed new mortgage notes payable totaling $177.7 million. The new mortgage notes consist of (i) a $9.3 million loan collateralized by a first mortgage lien on Knox Village Square, which matures in February 2008 and bears interest at 7.41% per annum, (ii) a $5.9 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in February 2011 and bears interest at 7.25% per annum, (iii) a $7.6 million loan collateralized by a first mortgage lien on Meadowview Square, which matures in March 2011 and bears interest at 7.25% per annum, (iv) a $8.6 million loan collateralized by a first mortgage lien on River Valley Plaza, which matures in May 2011 and bears interest at 7.15% per annum, (v) a $14.0 million loan collateralized by a first mortgage lien on Loyal Plaza, which matures in June 2011 and bears interest at 7.18% per annum, (vi) a $14.0 million bridge loan collateralized by a first mortgage lien on seven community centers, which matures in April 2002 and bears interest at LIBOR plus 3.50% per annum (6.13% at September 30, 2001), (vii) a $4.5 million bridge loan collateralized by a first mortgage lien on Roane County Plaza, which matures December 2001 and bears interest at 11.00% per annum, (viii) four loans collateralized by community centers aggregating $12.1 million which mature August 11, 2011 and bear interest at an average rate of 7.49% per annum, (ix) a $40.0 million loan collateralized by a first mortgage lien on Northtown Mall which matures August 31, 2003 and bears interest at LIBOR plus 3.50% per annum, and (x) a $61.7 million bridge loan collateralized by a first mortgage lien on 29 community centers which matures on January 31, 2003 and bears interest at LIBOR plus 6.00% per annum.

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

During the first nine months of 2001, the Company sold three community centers, five single tenant properties and four outparcels for total proceeds of $32.3 million and recognized a net gain of $840,000 on these properties. During the second quarter of 2001, the Company also wrote-off its $3.2 million investment in the Carson development project.

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

          At September 30, 2001, the Company's debt-to-total-market capitalization was 64.5%, compared to 65.8% at December 31, 2000. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the nine months ended September 30, 2001, was $78.1 million versus $57.8 million for the corresponding period of 2000. Net income adjusted for non-cash items, including depreciation and amortization, gains and losses on sales and minority interest, accounted for a $11.1 million increase. The net changes in operating assets and liabilities accounted for a $9.2 million increase, compared to the first nine months of 2000.

         Net cash used in investing activities for the nine months ended September 30, 2001, was $18.0 million. It primarily reflects additional direct investments in real estate assets of $30.7 million, an increase in investments in and advances to unconsolidated entities of $5.0 million, an increase in deferred expenses, prepaid and other assets of $10.2 million and additions to cash in escrow of 3.0 million, offset by the proceeds from sales of properties of $30.9 million.

         Net cash used in financing activities for the nine months ended September 30, 2001, was $62.4 million. Cash was used to fund distributions of $57.0 million, make principal payments on mortgage and notes payable of $202.6 million and to redeem the Series A and D preferred shares for $67.6 million. Cash was provided by issuance of new mortgage and notes payable of $177.6 million and net proceeds from issuance of common shares of $86.3 million, including $84.4 million from the Offering.

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

Malls

         During the first nine months of 2001, one anchor was expanded and remodeled and three new anchors were under construction at the Malls. At Almeda Mall, in Houston, Texas, Ross Stores, one of the anchors, remodeled and expanded their store. At Dayton Mall, in Dayton, Ohio, Linens `N Things opened as a new additional anchor in 30,000 square feet of gross leasable area in the third quarter 2001. At Lloyd Center, in Portland, Oregon, Barnes & Noble is under construction as an anchor in 27,000 square feet of gross leasable area and is expected to open in the fourth quarter of 2001. At Jersey Gardens, an approximately 60,000 square foot Filenes Basement/DSW Warehouse opened in October 2001 and a 25,000 square foot Nike outlet opened in November 2001. At The Great Mall of the Great Plains a 30,00 square foot VF outlet opened in October 2001. All of these represent renovations at existing GLA.

Developments

Jersey Gardens

         As of March 31,2001, the Company had a 30.0% ownership interest in (a) Elizabeth Metromall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to subdivide and sell approximately 28.8 acres adjacent to the Jersey Gardens site. On April 6, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures and on May 18, 2001, the Company acquired the remaining 40.0% ownership interest in each of the joint ventures using proceeds from the Offering. Jersey Gardens Center, LLC, expects to incur additional costs of $6.1 million related to remediation and infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site or out of other funding sources which the Company expects will be available for such purposes. During 2000, the venture sold 9.0 acres of this site for $7.7 million.

 Polaris Fashion Place.

         On October 25, 2001, the Company opened Polaris Fashion Place, a new super-regional mall of approximately 1.5 million square feet on approximately
146.3 acres in northern Columbus, Ohio. All seven of the anchors and approximately 85.0% of the mall stores were open on October 25, 2001. Construction of the Mall commenced in July 2000. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In June 2001, the Company amended the construction and operating agreements to provide for the addition of a seventh anchor, The Great Indoors, to the project. The project is being developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership not affiliated with GRT, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with its equity contribution to the venture.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. GDC and the Operating Partnership are providing all leasing, legal, development and management services for the project. The initial draw under the construction loan was funded in October 2000.

Carson

         The Company's development agreement with the City of Carson, California expired on June 30, 2001. The Company currently has no contractual agreements with respect to the development of this site. During the quarter ended June 30, 2001, the Company wrote-off $3.2 million, representing the Company's investment in this development project.

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended September 30, 2001. The percentage change is based on those tenants reporting sales for the twenty four month period ended September 30, 2001.

                          MALLS                   COMMUNITY CENTERS
                --------------------------   ---------------------------
PROPERTY TYPE   SALES PSF     % INC.(DEC.)    SALES PSF     % INC.(DEC.)
-------------   ---------     ------------    ---------     ------------
Anchors ......  $   165.00        0.0%       $   250.01        1.6%
Stores .......  $   289.85        0.1%       $   203.07       (7.0)%
Total ........  $   222.73        0.0%       $   244.86        0.8%

         Portfolio occupancy statistics by property type are summarized below:

                                                                  OCCUPANCY (1) (2)
                                              ------------------------------------------------------------
                                             9/30/01      6/30/01      3/31/01      12/31/00      9/30/00
                                             -------      -------      -------      --------      -------
Mall Anchors........................          95.1%        95.8%        95.9%         96.8%        97.3%
Mall Stores.........................          85.3%        84.8%        86.2%         86.0%        84.1%
Total Mall Portfolio................          91.4%        91.6%        92.2%         92.7%        92.2%
Community Center Anchors............          95.6%        95.7%        96.6%         96.6%        96.8%
Community Center Stores.............          86.4%        87.3%        88.4%         88.5%        89.7%
Single Tenant Retail Properties.....         100.0%       100.0%       100.0%        100.0%       100.0%
Total Community Center Portfolio....          93.6%        93.9%        94.9%         94.9%        95.3%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                                   FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                 --------------------------          --------------------------
                                                                   2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Net income available to common shareholders ............         $  3,840          $  3,607          $ 29,855          $ 11,650
Add back (less):
     Real estate depreciation and amortization .........           14,963            11,024            49,594            33,076
     GRT share of joint venture depreciation
        and amortization ...............................            1,407             3,983             7,050            11,946
     (Gain) loss on sales of property ..................            1,059              (541)             (129)           (2,541)
Write-off of Carson development cost ...................                                                3,208
(Discount) on redemption of preferred stock ............                                              (22,440)
     Extraordinary item ................................              284               373               578               443
     Cumulative effect of accounting change ............                                                  116
     Minority interest in partnership ..................              404               459             3,362             1,451
                                                                 --------          --------          --------          --------
Funds from operations ..................................         $ 21,957          $ 18,905          $ 62,194          $ 56,025
                                                                 ========          ========          ========          ========

Funds from operations ..................................         $ 21,957          $ 18,905          $ 62,194          $ 56,025
Add back (less):
     Capital expenditures ..............................           (1,574)           (2,752)           (7,137)          (10,030)
     Straight-line of minimum rents ....................             (586)             (727)           (1,672)           (1,486)
     Straight-line of ground lease expense .............                1                 1                 3                 8
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents ..................             (471)           (1,077)           (1,327)           (1,943)
                                                                 --------          --------          --------          --------
Adjusted funds from operations .........................         $ 19,327          $ 14,350          $ 52,061          $ 42,574
                                                                 ========          ========          ========          ========

         FFO increased 16.1%, or $3.1 million for the three months ended September 30, 2001. The increase was primarily the result of improved operating income of $1.5 million, a decrease in preferred stock dividends of $2.7 million, an increase in the gain on sales of previously depreciated property of $210,000 and a net increase of $270,000 in FFO from unconsolidated entities and real estate depreciation, partially offset with an increase in net interest expense of $1.6 million. .
         FFO increased 11.0%, or $6.2 million for the nine months ended September 30, 2001. The increase was primarily the result of improved operating income of $4.1 million, a decrease in preferred stock dividends of $4.0 million and an increase in the gain on sales of previously undepreciated property of $710,000 partially offset with an increase in net interest expense of $2.8 million. .

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2001 and 2000 approximately 69.7% and 51.5%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 5.8 years and 7.5 years, respectively, and weighted-average interest rates of approximately 7.878% and 7.538%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 6.501% and 8.652%, respectively.

         At September 30, 2001 and 2000, the fair value of the Company's debt (excluding it's Credit Facility) was $1,073.7 million and $856.7 million, respectively, compared to its carrying amounts of $1,044.1 million and $867.7 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2001 and 2000, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $900,000 and $1.2 million, respectively, and decrease the fair value of debt by approximately $25.8 million and $18.5 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $900,000 and $1.2 million, respectively, and increase the fair value of debt by approximately $27.7 million and $19.9 million, at the respective balance sheet dates.

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


                                             GLIMCHER REALTY TRUST



November 9, 2001                    /s/ Herbert Glimcher
                                    -------------------------------------------
                                    Herbert Glimcher, Chairman of the Board and
                                    Chief Executive Officer (Principle Executive
                                    Officer)


November 9, 2001                    /s/ William G. Cornely
                                    -------------------------------------------
                                    William G. Cornely, Executive Vice President
                                    Chief Operating Officer & Chief Financial
                                    Officer