Form 10-K
period 2001-12-31
GLIMCHER REALTY TRUST
filed 2002-03-11
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

       Registrant's telephone number, including area code: (614) 621-9000
           Securitiesregistered pursuant to Section 12(b) of the Act:

                       TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                       -------------------                                     -----------------------------------------

 COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                        NEW YORK STOCK EXCHANGE
9 1/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL                    NEW YORK STOCK EXCHANGE
               INTEREST, PAR VALUE $0.01 PER SHARE
                      -------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 4, 2002, there were 30,131,724 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $524,314,384 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 10, 2002 are incorporated by reference into Part III.



                                  1 of 73 pages

                                TABLE OF CONTENTS

                                                                                                            FORM
                                                                                                            10-K
                                                                                                           REPORT
                                                                                                            PAGE
ITEM NO.
                                     PART I
1.       Business....................................................................................          3
2.       Properties..................................................................................          8
3.       Legal Proceedings...........................................................................         20
4.       Submission of Matters to a Vote of Security Holders.........................................         20

                                     PART II

5.       Market for the Registrant's Common Equity and Related Shareholder Matters...................         20
6.       Selected Financial Data.....................................................................         21
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                22
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................         32
8.       Financial Statements and Supplementary Data.................................................         33
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........         33

                                    PART III

10.      Trustees and Executive Officers of the Registrant...........................................         33
11.      Executive Compensation......................................................................         33
12.      Security Ownership of Certain Beneficial Owners and Management..............................         33
13.      Certain Relationships and Related Transactions..............................................         33

                                     PART IV
14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................         33

PART I

         This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements; development risks, including lack of satisfactory debt and equity financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the failure to reduce the Company's debt; the inability to increase the value of the Company's stock; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland Real Estate Investment Trust ("REIT") which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls (including, most recently, value-oriented super-regional malls) (the "Malls") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Malls and Community Centers are each individually referred to herein as a "Property" and the Malls and Community Centers in which GRT holds an ownership position are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 18,198,000 of its common shares of beneficial interest (the "Shares") including 2,373,750 over allotment option Shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2001, GRT held a 90.4% interest in the Operating Partnership.

         The Operating Partnership is (i) a 49.0% member of a Delaware limited liability company, Dayton Mall Venture, LLC, whose managing member, Glimcher Dayton Mall, Inc., is a 1.0% member (collectively, "Dayton"); (ii) a 49.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively, "Colonial"), (iii) a 33.85% member of Glimcher SuperMall Venture, LLC, ("SuperMall"), a Delaware limited liability company, whose managing member, Glimcher Auburn Inc., a Delaware corporation, is a 1.0% member, (iv) a 20.0% interest in San Mall, LLC, a Delaware limited liability company, which is a 99.5% member of San Mall Limited Partnership, a Delaware limited partnership, whose general partner, San Mall Corporation, a Delaware corporation, is a 0.5% member, (v) a 49.0% interest in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation is a 1.0% member, (vi) a 19.0% interest in Charlotte Eastland Mall, LLC, a Delaware limited liability company, whose corporate member, Glimcher Eastland, Inc. is a 1.0% member; and (vii) a 39.29% interest in Polaris Mall, LLC, a Delaware limited liability company. Glimcher Development Corporation, a Delaware corporation which is a 100.0% owned subsidiary of the Operating Partnership, has a 50.0% interest in G & G Blaine, LLC, a Delaware limited liability company.

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

         In May 2001, the Company announced the completion of a follow-on public offering (the "Offering") of 5,925,000 Shares (including 5,175,000 Shares sold May 18, 2001 and 750,000 over-allotment Shares sold May 25, 2001) at a price of $15.00 per share. Total net proceeds were approximately $84.4 million. On the same day the Offering was completed, the Company used the net proceeds as part of the consideration to consummate the purchase, through its Operating Partnership, of all 34,000 of its Series A-1 convertible preferred shares, all 56,000 of its Series D convertible preferred shares, a 40.00% interest in Elizabeth MetroMall, LLC, the owner of Jersey Gardens, a 40.00% interest in Jersey Gardens Center, LLC, the owner of 28.8 acres adjacent to Jersey Gardens and a 45.00% interest in Great Plains MetroMall, LLC, the owner of The Great Mall of The Great Plains. As a result of the purchase of such interests, the Operating Partnership owns a 100.00% interest in both Jersey Gardens and The Great Mall of the Great Plains. The cash consideration for the purchase of both series of preferred shares was at approximately a 25.00% discount from their respective liquidation preferences. Non-cash consideration in connection with the purchase included the termination of a project income based permanent lending commitment.

(b)      Expansions, Renovations and Developments During the 2001 Fiscal Year

EXPANSIONS AND RENOVATIONS

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers, which management believes will enhance the operating performance of the Properties.

Malls

         At Almeda Mall, in Houston, Texas, Ross Stores, one of the anchors, remodeled and expanded their store in the first quarter 2001. At Dayton Mall, in Dayton, Ohio, Linens `N Things opened in 30,000 square feet of gross leasable area in the third quarter 2001. At Lloyd Center, in Portland, Oregon, Barnes & Noble opened with 27,000 square feet of gross leasable area in the fourth quarter of 2001. Also in the fourth quarter 2001, Burlington Coat Factory opened in a 110,000 square foot space formerly owned by Montgomery Ward at University Mall. At Jersey Gardens, an approximately 60,000 square foot Filene's Basement/DSW Shoe Warehouse opened in October 2001 and a 25,000 square foot Nike Factory Store opened in November 2001. At The Great Mall of the Great Plains a 30,00 square foot VF Factory Outlet opened in October 2001. All of these represent renovations of existing GLA.

Community Centers

         Total Community Center vacant anchor space increased from 296,000 square feet at December 31, 2000 to 488,000 square feet at December 31, 2001. During 2001, the Company completed the redevelopment of anchor space at Village Plaza in Augusta, Georgia, which reduced vacant space by approximately 73,000 square feet. Vacant anchor space increased 20,000 as a result of a lease expiration and increased by approximately 245,000 square feet due to leases rejected in connection with the bankruptcy filings of Grand Union, Phar-Mor and Ames. The Company is currently working to re-lease the vacant anchor space and expects that the capital commitments required to complete the re-leasing will not exceed $1.0 million.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence any new developments in 2002. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, predevelopment leasing, construction financing and construction management.

Jersey Gardens

         As of March 31, 2001, the Company had a 30.0% ownership interest in (a) Elizabeth MetroMall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to develop approximately
28.8 acres adjacent to the Jersey Gardens site. On April 6, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures and on May 18, 2001, the

Company acquired the remaining 40.0% ownership interest in each of the joint ventures using proceeds from the Offering. Jersey Gardens Center, LLC, expects to incur additional costs of $6.1 million related to infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site or out of other funding sources, which the Company expects will be available for such purposes. During 2001, the venture sold 3.0 acres of this site for $2.6 million.

 Polaris Fashion Place

         On October 25, 2001, the Company opened Polaris Fashion Place, a new super-regional mall of approximately 1.5 million square feet on approximately
146.3 acres in northern Columbus, Ohio. All seven of the anchors and approximately 85.0% of the mall shop space was occupied at the opening. Construction of the Mall commenced in July 2000. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In June 2001, the Company amended the construction and operating agreements to provide for the addition of a seventh anchor, The Great Indoors, to the project. The project was developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership, which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with its equity contribution to the venture.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. In addition, Herbert Glimcher provided the lender with a $4.0 million letter of credit to guarantee the payment of certain public funds to be received in connection with road improvements. As consideration for providing the letter of credit, Mr. Glimcher is entitled to receive $40,000. GDC and the Operating Partnership are providing all leasing, legal, development and management services for the project. Approximately $110.6 million had been drawn under the construction loan as of December 31, 2001.

Carson

         The Company's development agreement with the City of Carson, California expired on June 30, 2001. The Company currently has no development plans or contractual agreements with respect to the development of this site. During the quarter ended June 30, 2001, the Company wrote-off $3.2 million, representing the Company's investment in this development project.

(c)      Narrative Description of Business

         GENERAL The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. At December 31, 2001, the Properties consisted of 23 Malls containing an aggregate of 19.8 million square feet of GLA (7.2 million square feet of GLA is owned in joint ventures) and 79 Community Centers (including six single tenant retail properties) containing an aggregate of 11.3 million square feet of GLA (443,000 square feet of GLA is owned in a joint venture).

         As of December 31, 2001, the occupancy rate for all of the Properties was 91.7% of GLA, of which 87.9%, 5.5% and 6.6% of GLA was leased to national retailers, regional retailers and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 2001, the Properties had annualized minimum rents of $232.5 million. Approximately 80.77%, 8.11% and 11.12% of the annualized minimum rents of the Properties as of December 31, 2001, was derived from national retail chains, regional retail chains and local retailers, respectively. Wal-Mart and The Limited, Inc. and its consolidated entities, represented approximately 5.0% and 3.6%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 2001; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2001 (see Note 17 to the consolidated financial statements for financial information regarding the Company's segments).

         MALLS The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Malls is anchored by multiple department stores such as The Bon-Ton, Boscov's, Dillard's, Elder-Beerman, JCPenney, Kaufmann's, Kohl's, Lazarus, Lord & Taylor, Nordstrom, Meier & Frank, Neiman Marcus, Parisian, Proffitt's, Saks and Sears. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Barnes & Noble, Bath & Body Works, Finish Line, Footlocker, Hallmark, Kay Jewelers, Lerner New York, Limited Express, Pacific Sunwear, Radio Shack, The Disney Store, Gap, The Limited, Old Navy, Victoria's Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain of the Malls, multiple screen movie theaters and other entertainment activities. The largest of the Malls has 1.5 million square feet of GLA and approximately 140 stores and the smallest has 224,000 square feet of GLA and approximately 30 stores. The Malls also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 2001, the Malls accounted for 63.6% of the total GLA, 73.7% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 91.3%.

         COMMUNITY CENTERS The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart, Lowe's, Sam's Club, Target and Wal-Mart and supermarkets such as Giant Food Stores, Ingles, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Toys "R" Us and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, Starbucks and Wendy's located along the perimeter of the parking areas.

         As of December 31, 2001, the Community Centers accounted for 36.4% of the total GLA, 26.3% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 92.4%.

         GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per share growth in funds from operations ("FFO") is an important factor in enhancing shareholder value. FFO is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

         The Company's primary business objective is to achieve growth in net income and FFO by developing and acquiring retail properties, by improving the operating performance and value of its existing portfolio through selective expansion and renovation of its Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

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

         The Company's acquisition strategies are to selectively acquire strategically located Properties in markets where management generally has extensive operating experience and/or where it can capitalize on its strong working relationships with national, regional and local retailers, to enhance such center's operating performance through a comprehensive program of leasing, merchandising, reconfiguration, proactive management, renovation and expansion.

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

         FINANCING STRATEGIES At December 31, 2001, the Company had a debt-to-total-market-capitalization ratio of 61.5%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 2001. The Company is working to reduce this ratio to approximately 55.0% by reducing outstanding debt and increasing the value of its outstanding Shares. The Company expects that it may, from time to time, reevaluate its policy with respect to its ratio of total-debt-to-total market-capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

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

         EMPLOYEES At December 31, 2001, the Company, GDC and the joint ventures in which the Company has an interest, had an aggregate of 524 employees, of which 143 were part-time.

         REAL ESTATE AND OTHER CONSIDERATIONS As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of and the inability to successfully develop or manage recently acquired Properties, poor economic conditions in those areas where Properties are located, joint venturer bankruptcies, unanticipated conflicts of interest between the Company and joint venturers, failure to obtain consents of joint venturers with respect to sale, refinancing and other activities, the joint venturers removing the Company as managing agent or managing member with respect to a Property, buy-sell arrangements with joint venturers exercised at inopportune times, defaults on tenant leases or non-renewal of leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent un-leased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, financial and operating restrictions imposed by certain financing arrangements, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

         TAX STATUS The Company intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders. Additionally, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company's gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company's gross income must be derived from these same sources or from dividends or interest. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities. In addition, to qualify as a REIT, there are several rules limiting the amount and type of securities that the Company can own, including the requirement that not more than 25.0% of the value of the total assets can be represented by securities. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.  PROPERTIES

         At December 31, 2001, the Company managed and leased a total of 102 Properties, 94 of which were wholly-owned and eight of which were partially owned in joint ventures. The Properties are located in 26 states as follows:
Ohio (28), Tennessee (8), Kentucky (7), Pennsylvania (7), West Virginia (7), New York (6), North Carolina (6), South Carolina (6), Indiana (4), Virginia (3), Alabama (2), Florida (2), Illinois (2), Missouri (2), Texas (2), Wisconsin (2), Arizona (1), California (1), Georgia (1), Kansas (1), Michigan (1), Minnesota
(1), Nebraska (1), New Jersey (1), Oregon (1) and Washington (1).

(a)      Malls

         Twenty-three of the Properties are Malls and range in size from 224,000 square feet of GLA to 1.5 million square feet of GLA. Six of the Malls are located in Ohio and 17 are located throughout the country in the states of Texas
(2), West Virginia (2), Alabama (1), California (1), Florida (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                                                SUMMARY OF MALLS AT DECEMBER 31, 2001
                                                -------------------------------------
                                                                                            %
                                                                                % OF        OF                            LEASE
                                          ANCHORS      STORES       TOTAL       ANCHORS   STORES                        EXPIRATION
          PROPERTY/LOCATION                 GLA        GLA (1)       GLA       OCCUPIED  OCCUPIED    ANCHORS               (3)
-----------------------------------------------------------------------------------------------------------------------------------
    COMPANY OWNED PROPERTIES:

     Ashland Town Center                                                                          Goody's                   03/31/09
       Ashland, KY.............             254,762     188,267     443,029      100.0    90.4    JCPenney                  10/31/04
                                                                                                  Proffitt's                01/31/10
                                                                                                  Wal-Mart                  11/10/09

     Grand Central Mall                                                                           Elder-Beerman (2)         01/31/33
       Parkersburg/Vienna, WV..             562,394     345,588     907,982       88.4    92.1    Goody's                   04/30/03
                                                                                                  JCPenney                  09/30/07
                                                                                                  Proffitt's                03/31/18
                                                                                                  Regal Cinemas             11/30/16
                                                                                                  Sears                     09/25/02

     Great Mall of the Great Plains, The                                                          Burlington Coat           01/31/08
       Olathe, KS..............             397,211     413,838     811,049      100.0    73.6    Factory                   12/31/08
                                                                                                  Dickinson Theatres        08/13/02
                                                                                                  Foozles                   08/13/07
                                                                                                  Group USA                 12/31/06
                                                                                                  Jeepers!                  01/31/08
                                                                                                  Linens'n Things           01/31/13
                                                                                                  Marshalls                 03/31/10
                                                                                                  Off 5th Saks              01/31/13
                                                                                                  Fifth Ave                 10/31/06
                                                                                                  Supersports USA
                                                                                                  VF Factory Outlet

     Indian Mound Mall                                                                            Crown Cinema              12/31/07
       Newark/Heath, OH........             390,400     167,853     558,253       79.3    77.5    Elder-Beerman             09/30/06
                                                                                                  JCPenney                  10/31/06
                                                                                                  Lazarus                   09/30/06
                                                                                                  Sears (2)                 09/23/27

     Jersey Gardens                                                                               Bed Bath & Beyond         01/31/10
      Elizabeth, NJ............             649,465     644,248   1,293,713      100.0    82.0    Burlington Coat
                                                                                                    Factory                 01/31/10
                                                                                                  Cohoes Fashions           01/31/05
                                                                                                  Daffy's                   01/31/10
                                                                                                  DSW Shoe Warehouse/
                                                                                                    Filene's Basement       10/31/11
                                                                                                  Gap Outlet, The           01/31/05
                                                                                                  Group USA                 12/31/08
                                                                                                  Home Living               07/31/02
                                                                                                  Jeepers!                  01/31/09
                                                                                                  Last Call                 11/30/04
                                                                                                  Loew's Theaters           12/31/19
                                                                                                  Marshalls                 10/31/09
                                                                                                  Nike Factory Store        01/31/06
                                                                                                  Off 5th Saks Fifth Ave    10/31/14
                                                                                                  Old Navy                  03/31/05

     Lloyd Center                                                                                 Barnes & Noble            01/31/12
        Portland, OR...........             737,050     694,840   1,431,890       95.5    91.8    Ice Chalet                12/31/06
                                                                                                  Lloyd Mall Cinemas        01/31/12
                                                                                                  Marshalls                 01/31/04
                                                                                                  Meier & Frank             01/31/06
                                                                                                  Nordstrom                   (5)
                                                                                                  Sears                       (5)
                                                                                                  Toys "R" Us               1/31/05

                                                                                                  Elder-Beerman             10/31/13
     Mall at Fairfield Commons, The         683,703     440,504   1,124,207      100.0    96.5    JCPenney                  10/31/08
        Beavercreek/Dayton, OH.......                                                             Lazarus (2)               01/31/15
                                                                                                  Parisian                  01/31/14
                                                                                                  Sears                     10/31/08


                                                                                           %
                                                                               % OF        OF                             LEASE
                                          ANCHORS      STORES        TOTAL    ANCHORS    STORES                         EXPIRATION
          PROPERTY/LOCATION                 GLA        GLA (1)        GLA    OCCUPIED   OCCUPIED  ANCHORS                   (3)
-----------------------------------------------------------------------------------------------------------------------------------

     Mall at Johnson City, The                                                                   Goody's                   05/31/06
        Johnson City, TN.............      334,605      200,037     534,642      100.0    92.9   JCPenney                  03/31/05
                                                                                                 Proffitt's for Her        10/31/12
                                                                                                 Proffitt's for Men,
                                                                                                 Kids & Home               06/30/06
                                                                                                 Sears                     03/09/06

     Montgomery Mall                                                                             Dillard's                 01/31/06
        Montgomery, AL.........            460,341      265,612     725,953      100.0    86.4   JCPenney                  04/30/05
                                                                                                 Parisian                    (5)

     Morgantown Mall                                                                             Carmike Cinemas           10/31/05
       Morgantown, WV..........            359,171      179,361     538,532      100.0    83.5   Elder-Beerman             09/30/10
                                                                                                 JCPenney                  09/30/05
                                                                                                 Proffitt's                03/15/11
                                                                                                 Sears                     09/30/05

     New Towne Mall                                                                              Ames                      01/31/14
  New Philadelphia, OH.........            338,838      175,987     514,825       80.3    76.4   Elder-Beerman             10/31/08
                                                                                                 JCPenney                  09/30/03
                                                                                                 Regal Cinemas             03/31/05
                                                                                                 Sears                     10/31/03

     Northtown Mall                                                                              Best Buy                  01/31/10
       Blaine, MN..............            489,185      326,747     815,932       53.9    81.5   Kohl's                    08/31/08
                                                                                                 Mervyn's California       01/31/13



River Valley Mall                                                                                Ames                      01/31/13
  Lancaster, OH................            316,947      255,889     572,836      100.0    91.5   Elder-Beerman             09/30/07
                                                                                                 JCPenney                  09/30/07
                                                                                                 Lazarus                   09/30/07
                                                                                                 Regal Cinemas             12/31/04
                                                                                                 Sears                     10/31/04



Southside Mall                                                                                   JCPenney                  07/31/06
       Oneonta, NY.............            142,719       81,577     224,139      100.0    95.4   Kmart                     06/30/08
                                                                                                 OfficeMax                 12/31/12



University Mall                                                                                  Burdines                    (5)
  Tampa, FL....................            890,743      420,146   1,310,889      100.0    86.3   Cobb Theatre              12/31/11
                                                                                                 Dillard's                   (5)
                                                                                                 JCPenney                  10/31/04
                                                                                                 Burlington Coat             (5)
                                                                                                 Factory                     (5)
                                                                                                 Sears

Weberstown Mall                                                                                  Barnes & Noble            01/31/09
   Stockton, CA................             02,817      242,015     844,832      100.0    91.7   Dillard's                   (5)
                                         ---------    ---------  ----------                      JCPenney                  03/31/04
                                                                                                 Sears                       (5)

Subtotal ......................          7,610,351    5,042,509  12,652,860
                                         ---------    ---------  ----------

Properties owned in joint ventures: (4)

Almeda Mall,
  Houston, TX..................            586,042      211,065     797,107      100.0    88.1   Foley's                     (5)
                                                                                                 JCPenney                    (5)
                                                                                                 Old Navy                  01/31/05
                                                                                                 Palais Royal              12/31/09
                                                                                                 Ross Stores               01/31/12


                                                                                               %
                                                                                % OF           OF                      LEASE
                                         ANCHORS      STORES        TOTAL       ANCHORS      STORES                  EXPIRATION
          PROPERTY/LOCATION                GLA        GLA (1)        GLA       OCCUPIED     OCCUPIED    ANCHORS          (3)
-----------------------------------------------------------------------------------------------------------------------------------

Colonial Park Mall                                                                               The Bon-Ton              01/29/05
   Harrisburg, PA..........                504,446      239,517     743,963      100.0    84.4   Boscov's                   (5)
                                                                                                 Sears                      (5)

Dayton Mall, The                                                                                 DSW Shoe Warehouse       07/31/10
   Dayton, OH .............                912,578      404,388   1,316,966      100.0    83.7   Elder-Beerman              (5)
                                                                                                 JCPenney                 03/31/11
                                                                                                 Lazarus                    (5)
                                                                                                 Linens'N Things          01/31/17
                                                                                                 Old Navy                 07/31/06
                                                                                                 Sears                      (5)
Eastland Mall                                                                                    Belk                       (5)
  Charlotte, NC............                725,720      338,709   1,064,429      100.0    84.3   Dillard's                  (5)
                                                                                                 Ice House                08/01/05
                                                                                                 JCPenney                   (5)
                                                                                                 Sears                      (5)

Northwest Mall                                                                                   Foley's                    (5)
  Houston, TX..................            582,339      211,714     794,053       64.1    92.0   OfficeMax                06/30/03
                                                                                                 Old Navy                 01/31/05
                                                                                                 Palais Royal             12/31/09

Polaris Fashion Place                                                                            Great Indoors, The         (5)
 Columbus, OH..................          1,089,290      414,191   1,503,481      100.00   80.9   JCPenney                   (5)
                                                                                                 Kaufmann's                 (5)
                                                                                                 Lazarus                    (5)
                                                                                                 Lord & Taylor              (5)
                                                                                                 Saks Fifth Avenue          (5)
                                                                                                 Sears                      (5)

SuperMall of the Great Northwest                                                                 Ann Taylor Loft          01/31/06
  Auburn, WA...................            508,426      424,153     932,579      100.0    75.5   Bed Bath & Beyond        08/31/05
                                                                                                 Burlington Coat Factory  08/31/05
                                                                                                 Marshalls                01/31/11
                                                                                                 Nordstrom Rack           08/31/05
                                                                                                 Old Navy                 01/31/06
                                                                                                 Oshman's
                                                                                                   SuperSports            01/31/11
                                                                                                   USA                    05/31/19
                                                                                                 Sam's Club
Subtotal..................               4,908,841    2,243,737   7,152,578
                                         ---------    ---------   ---------


Total..........................         12,519,192    7,286,246  19,805,438
                                        ==========    =========  ==========



(1)  Includes outparcels.
(2)  This is a ground lease.  The Company owns the land and not the building.
(3)  Lease expiration dates do not consider options to renew.
(4) The Operating Partnership has investments in these Malls, ranging from 20.0% to 50.0%. The Company is responsible for management and leasing services and receives fees for providing these services.
(5) The tenant owns the land and the building and operates under an operating agreement.

(b)      Community Centers

          Seventy nine of the Properties are Community Centers (including six single tenant retail properties) ranging in size from 13,000 to 480,000 square feet of GLA. They are located in nineteen states as follows: Ohio (22), Kentucky
(6), South Carolina (6), Pennsylvania (6), Tennessee (6), North Carolina (5), West Virginia (5), Indiana (4, New York (3), Virginia (3), Illinois (2), Missouri (2), Wisconsin (2), Alabama (1), Arizona (1), Florida (1), Georgia (1), Michigan (1), and Nebraska (1). The location, general character and major tenant information are set forth below.


                                   SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 2001

                                                                  % OF        % OF
                                ANCHORS    STORES       TOTAL     ANCHORS     STORES                            LEASE
        PROPERTY/LOCATION        GLA       GLA (1)       GLA     OCCUPIED    OCCUPIED   ANCHORS             EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:
Arnold Plaza                                                                            Kmart                  11/30/02
   Arnold, MO................   140,340      14,860     155,200    100.0       72.4     24 Hour Fitness (5)    07/31/08


Artesian Square                                                                         JCPenney               04/30/08
  Martinsville, IN...........   170,601      25,400     196,001    100.0      100.0     Kroger                 11/30/09
                                                                                        Wal-Mart               09/29/09

Ashland Plaza
   Ashland, KY..............     90,574      42,126     132,700    100.0       97.2     Ames (12)              01/31/03

Audubon Village
   Henderson, KY.............    81,922      38,927     120,849    100.0       77.2     Wal-Mart               01/31/08

Aviation Plaza                                                                          Piggly Wiggly          12/31/09
   Oshkosh, WI...............   123,538      51,177     174,715    100.0       61.1     Wal-Mart               12/31/09

Ayden Plaza
   Ayden, NC.................    21,000      11,800      32,800    100.0      100.0     Food Lion              10/31/07

Barren River Plaza                                                                      Goody's                10/31/02
   Glasgow, KY..............    216,895      28,400     245,295    100.0      100.0     Peebles                09/26/10
                                                                                        Wal-Mart               09/18/10
                                                                                        Winn-Dixie             10/03/10
Bollweevil Shopping Center
   Enterprise, AL...........     30,625      12,800      43,425    100.0      100.0     Winn-Dixie             05/30/04

Buckhannon Plaza
   Tennerton, WV.............    70,951      13,865      84,816     64.2       85.6     Ames                   05/31/05

Cambridge Plaza
  Cambridge, OH..............    79,949      15,070      95,019    100.0      100.0     Ames                   01/31/13

Canal Place Plaza
  Rome, NY...................   117,162      32,800     149,962    100.0       89.0     Kmart                  08/31/19

Cherry Hill Plaza
  Galax, VA..................    20,000      15,975      35,975    100.0      100.0     Goody's                09/30/09

Chillicothe Plaza
  Chillicothe, OH............    91,508       7,675      99,183    100.0      100.0     Ames                   01/31/13

Clarksville Plaza                                                                       Rhodes
  Clarksville, IN............    93,672      18,170     111,842    100.0      100.0     Furniture              01/31/04
                                                                                        Service
                                                                                        Merchandise            01/31/03


College Plaza                                                                           Food Lion              09/29/12
  Bluefield, VA..............   148,181      30,250     178,431    100.0       76.9     Wal-Mart               05/29/12

Corry Plaza                                                                             Dollar Zone            04/30/02
  Corry, PA..................    69,698      38,669     108,367    100.0      100.0     Quality Farm &         08/31/04
                                                                                        Fleet

Cross Creek Plaza                                                                       JCPenney               02/28/10
  Beaufort, SC...............   170,406      71,712     242,118    100.0       93.3     Wal-Mart (6)           11/10/09
                                                                                        Winn-Dixie             07/17/11

                                                                      % OF     % OF
                               ANCHORS      STORES      TOTAL       ANCHORS   STORES                           LEASE
        PROPERTY/LOCATION        GLA        GLA (1)      GLA        OCCUPIED  OCCUPIED   ANCHORS           EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------

Crossing Meadows                                                                        Festival Foods         06/27/10
  Onalaska, WI...............   178,599      55,385     233,984       100.0    67.5     Wal-Mart               08/23/11

Crossroads Centre                                                                       Goody's                  (11)
  Knoxville, TN..............   200,980      41,450     242,430       100.0    69.0     Ingles                 09/25/10
                                                                                        Wal-Mart               01/31/09

Cumberland Crossing                                                                     Food City              12/13/10
  Jacksboro, TN..............   100,034      44,700     144,734       100.0    24.2     Wal-Mart (7)           09/28/10

Cypress Bay Village                                                                     Food Lion              12/20/10
  Morehead City, NC..........   197,821      59,032     256,853       100.0    91.2     Sears                  02/13/05
                                                                                        Wal-Mart               09/29/09
Delaware Community Plaza
  Delaware, OH...............    54,152      99,299     153,451       100.0    93.0     Kroger                 03/31/13

East Pointe Plaza                                                                       Food Lion              11/16/10
  Columbia, SC...............   183,340      90,868     274,208       100.0   100.0     SuperPetz (8)          03/31/06
                                                                                        Wal-Mart               01/31/09

East Pointe Plaza                                                                       Big Bear               09/30/13
  Marysville, OH.............   107,211      37,900     145,111       100.0   100.0     Wal-Mart               11/09/10

 Franklin Square                                                                        Ingles                 11/30/07
  Spartanburg, SC............   197,764      38,800     236,564        83.5    92.3     Wal-Mart               07/31/07

 Georgesville Square                                                                    Kroger                 04/30/17
  Columbus, OH...............   194,909      46,443     241,352       100.0   100.0     Lowe's                 10/31/16

 Grand Union Plaza
  South Glens Falls, NY......    61,335         N/A      61,335         0.0     N/A     N/A                      N/A

 Gratiot  Center                                                                        Kessel Food
  Saginaw, MI................   173,160      28,151     201,311        84.7    80.1     Market                 10/31/09
                                                                                        Kmart                  11/30/13
Hills Plaza East
  Erie, PA...................    77,000      19,025      96,025       100.0    79.0     Ames                   10/31/02

Hocking Valley Mall                                                                     Kmart                  09/30/03
  Lancaster, OH..............   147,817      31,670     179,487       100.0    72.6     Kroger                 09/30/02

Hunter's Ridge Shopping
Center
  Gahanna, OH (3)............    84,180      91,627     175,887       100.0    69.3     Kmart                  06/30/06

 Indian Mound Plaza
   Heath, OH.................       N/A      16,600      16,600         N/A    18.1     N/A                      N/A

Kmart

  Alliance, NE (3)...........    40,800         N/A      40,800       100.0     N/A     Kmart                  03/31/08

Knox Village Square                                                                     Big Bear               01/29/13
  Mount Vernon, OH...........   173,033      34,400     207,433       100.0   100.0     JCPenney               05/31/08
                                                                                        Kmart                  11/30/17
Liberty Plaza
  Morristown, TN.............    29,000      29,700      58,700       100.0    75.1     Food Lion              05/02/13



                                                                   % OF       % OF
                                ANCHORS     STORES      TOTAL      ANCHORS   STORES                           LEASE
        PROPERTY/LOCATION         GLA       GLA (1)      GLA       OCCUPIED  OCCUPIED   ANCHORS           EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------

Linden Corners
  Buffalo, NY................    80,000          10      80,010         0.0    100.0     N/A                      N/A

Logan Place                                                                              Houchens               11/30/08
  Russellville, KY...........    89,848      24,900     114,748       100.0     81.9     Wal-Mart               03/31/08

Lowe's
  Altoona, PA................   121,148         N/A     121,148       100.0      N/A     Lowe's                 11/30/14

Lowe's
  Columbus, OH...............   125,357         N/A     125,357       100.0      N/A     Lowe's                 12/31/14

Lowe's
  Marion, OH.................    72,507         N/A      72,507       100.0      N/A     Lowe's (13)            07/31/13

Loyal Plaza
  Loyalsock,  PA  (3)........   189,493     103,777     293,270       100.0     96.1     Family Toy             01/31/03
                                                                                         Warehouse
                                                                                         Giant Food Stores      10/31/19
                                                                                         Kmart                  08/31/06

Marion Towne Centre                                                                      Piggly Wiggly          08/31/12
  Marion, SC.................   102,913      53,630     156,543       100.0     92.3     Wal-Mart               06/19/12

Meadowview Square
  Ravenna/Kent, OH...........   126,242      25,000     151,242       100.0    100.0     Wal-Mart               01/28/17

Middletown Plaza
  Middletown, OH.............   104,125      26,000     130,125        73.9     78.8     Ames                   02/28/02

Mill Run
  Columbus, OH...............   125,357      46,797     172,154       100.0     67.7     Lowe's                 12/31/14

Monroe Shopping Center
  Madisonville, TN...........    64,746      28,450      93,196        42.0     74.7     Ingles                 11/30/02

Morgantown Commons                                                                       OfficeMax              08/31/11
  Morgantown, WV.............   200,187      30,656     230,843        79.0     73.9     Super Kmart            02/28/21


Morgantown Plaza
  Star City, WV..............    74,540      28,824     103,364       100.0     86.5     Ames                   10/31/02


Morningside Plaza
  Dade City, FL..............    33,896      41,221      75,117       100.0     74.1     Kash `n Karry          06/30/05

Mount Vernon Plaza                                                                       Aaron Rents            09/12/06
  Mt.Vernon, OH..............    49,932      11,786      61,718       100.0    100.0     Odd Lots               01/31/04

New Boston Mall
  Portsmouth, OH.............    84,180      44,550     128,730       100.0     92.8     Kmart                  11/30/03

Newberry Square Shopping                                                                 Wal-Mart               09/30/07
  Center - Newberry, SC......   104,588      22,240     126,828       100.0     63.1     Winn-Dixie             12/09/07

North Horner Shopping Center
  Sanford, NC................    22,486      17,650      40,136       100.0     70.5     Food Lion              09/11/02


                                                                     % OF      % OF
                                ANCHORS     STORES       TOTAL      ANCHORS   STORES                            LEASE
        PROPERTY/LOCATION         GLA       GLA (1)       GLA       OCCUPIED  OCCUPIED  ANCHORS            EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------

Ohio River Plaza
  Gallipolis, OH.............   105,857      43,136     148,993        41.4    87.9     Kroger                 11/18/09

Pea Ridge Shopping Center                                                               Kmart                  10/31/04
  Huntington, WV.............   110,192      39,860     150,052       100.0    84.9     Kroger (9)             02/28/05

Plaza Vista Mall                                                                        JCPenney               02/28/04
  Sierra Vista, AZ...........   161,043      53,229     214,272       100.0    76.2     Wal-Mart               10/14/11

Prestonsburg Village Center                                                             Big Lots               12/31/03
  Prestonsburg, KY...........   134,057      41,290     175,347       100.0   100.0     Wal-Mart               09/30/05
                                                                                        Winn-Dixie             01/30/06

Rend Lake Shopping Center                                                               Big John's             10/31/04
  Benton, IL.................    96,913      24,470     121,383       100.0   100.0     Wal-Mart               01/31/07

Rhea County Shopping                                                                    Ingles                 02/28/03
  Dayton, TN.................    71,952      40,050     112,002       100.0   100.0     Wal-Mart               10/08/04

River Valley Plaza                                                                      Family Toy
  Lancaster, OH..............   173,000      50,865     223,865        85.0    94.5     Warehouse              10/31/04
                                                                                        Goody's                05/31/10
                                                                                        Target                 10/03/14

Roane County Plaza                                                                      Ingles                 02/28/10
  Rockwood, TN...............   124,848      35,350     160,198        83.7    51.3     Wal-Mart               01/31/10

Scott Town Plaza
  Bloomsburg, PA.............    47,334      29,300      76,634       100.0   100.0     Kmart                  08/31/06

Shady Springs Plaza
  Beaver, WV.................    37,232      30,345      67,577       100.0    79.2     Kroger                 09/30/08

Southside  Plaza                                                                        Food Lion              12/17/11
  Sanford, NC................   147,693      24,600     172,293       100.0   100.0     Wal-Mart               12/29/11

Springfield Commons West                                                                Big Bear               03/31/15
  Springfield, OH............   213,017         N/A     213,017       100.0     N/A     Lowe's                 01/31/15
                                                                                        Toys "R" Us            01/31/08


Steamboat Bend                                                                          Hannibal Farm
  Hannibal, MO...............    81,272      25,420     106,692       100.0    95.3       & Home               08/25/12
                                                                                        Supervalue             10/31/05
Stewart Plaza
  Mansfield, OH..............       N/A      15,647      15,647         N/A   100.0     N/A                      N/A


Sunbury Plaza
Sunbury, PA..................    91,131      49,265     140,396        76.8    65.5     Ames                   08/14/03

Sycamore Square                                                                         Food Lion              01/20/10
  Ashland City, TN...........    75,552      27,000     102,552       100.0   100.0     Wal-Mart               11/11/08

Twin County Plaza                                                                       Ingles                 01/31/07
  Galax, VA..................   122,273      38,440     160,713       100.0   100.0     Magic Mart             01/31/05



                                                                   % OF        % OF
                               ANCHORS    STORES       TOTAL      ANCHORS       STORES                         LEASE
        PROPERTY/LOCATION        GLA      GLA (1)       GLA       OCCUPIED      OCCUPIED    ANCHORS       EXPIRATION (4)
---------------------------------------------------------------------------------------------------------------------------
Village Plaza                                                                             Bi-Lo                  11/30/08
  Augusta, GA................   439,860      40,100       479,960       100.0    75.6     LS Ward & Sons         11/30/04
                                                                                          OfficeMax              01/31/02
                                                                                          Sam's Club             07/11/08
                                                                                          Sportman's Link        09/03/06
                                                                                          Tractor Supply Co.     11/30/10
                                                                                          Wal-Mart               10/28/08
Vincennes
  Vincennes, IN (3)..........   108,682         N/A       108,682        76.2     N/A     Kmart                  06/30/04

Walgreens
  Louisville, KY.............    13,000         N/A        13,000       100.0     N/A     Walgreens              01/31/25

Walgreens
New Albany, IN...............    13,000         N/A        13,000       100.0     N/A     Walgreens              09/30/24

Wal-Mart Plaza                                                                            Goody's                08/31/02
  Springfield, OH............   155,198      45,305       200,503       100.0    81.2     Wal-Mart               10/27/15

Walnut Cove
  Walnut Cove, NC............    32,000      26,450        58,450       100.0    90.9     Ingles                 03/31/06

Walterboro Plaza                                                                          Piggly Wiggly          09/09/10
  Walterboro, SC.............    99,730      32,400       132,130       100.0   100.0     Wal-Mart               06/23/09

Westpark Plaza
  Carbondale, IL (3).........    31,170      24,152        55,322       100.0    92.9     Kroger                 03/31/08
                              ---------   ---------     ---------

SUBTOTAL..................... 8,395,708   2,538,226    10,872,599
                              ---------   ---------    ----------

PROPERTY OWNED IN JOINT
VENTURE:

Polaris Towne Center                                                                      Barnes & Noble         01/31/15
  Columbus, OH (10)..........   291,997     151,168       443,165       100.0   100.0     Best Buy               01/31/15
                              ---------    --------    ----------                         Jo-Ann etc.            01/31/10
                                                                                          Kroger                 11/30/18
                                                                                          Linens `N Things       01/31/15
                                                                                          OfficeMax              09/30/14
                                                                                          Old Navy               01/31/10
                                                                                          T.J.  Maxx             03/31/09

SUBTOTAL.....................   291,997     151,168       443,165
                               --------   ---------      --------

TOTAL........................ 8,687,705   2,628,059    11,315,764
                              =========   =========    ==========

    (1)  Includes outparcels.
    (2) This is a ground lease. The Company owns the land and not the building.
    (3) The Company ground leases the land from a third party for this Community Center.
    (4)  Lease expiration dates do not consider options to renew.
    (5) National Supermarket vacated the store on April 13, 1999 and sublet the store to 24 Hour Fitness.
    (6) Wal-Mart vacated the store on January 26, 2000, but continues to pay rent through lease expiration 11/10/2009.
    (7) Wal-Mart vacated the store on June 12, 1999, but continues to pay rent through lease expiration 9/28/10.
    (8) SuperPetz vacated the store on December 31, 1998, but continues to pay rent through lease expiration 3/31/06.
    (9)  Kroger sublet the store to Heilig-Meyers.
   (10) The Operating Partnership has a 50.0% interest in this Community Center of 50.0%. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.
   (11) Goody's lease expired 10/31/01; currently occupying the space on a month to month basis.
   (12)  Lease was rejected by Ames on January 31, 2002.
   (13) Lowe's vacated the store on January 6, 2001, but continues to pay rent through lease expiration of 7/31/13.

         Five of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from 2004 to 2032. The Company pays rent, ranging from $14,000 to $27,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended at the Company's option, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)      Properties Subject to Indebtedness

         At December 31, 2001, 15 of the Malls and 66 of the Community Centers owed by the Company were encumbered by mortgages and one Mall and 12 Community Centers were unencumbered. All seven Malls and the one Community Center owned by joint ventures were encumbered by mortgages. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into a revolving line of credit (the "Credit Facility") and various mortgage loans (with amounts outstanding at December 31, 2001 in parentheses), which are described below.

THE CREDIT FACILITY ($163.0 MILLION)
-----------------------------------

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up-to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum. The Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate after giving effect to the swap agreement was 6.15% per annum on the outstanding borrowings at December 31, 2001. Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2001, the weighted average interest rate was 6.93% per annum. At December 31, 2001, the outstanding balance on the Credit Facility was $163.0 million.

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

THE GLIMCHER HOLDINGS L.P. (NOMURA) LOAN ($40.0 MILLION)
-------------------------------------------------------

         This loan was originated by Nomura and is evidenced by a note (the "Note") in the principal amount of $40.0 million, which bears interest at the rate of 7.51% per annum and matures on February 1, 2003. The Note provides for monthly payments of interest only with the principal amount due on maturity. The borrowers under the Nomura loan are Holdings and Centers (each a "Borrower" and collectively, the "Borrowers"). The Note prohibits prepayment (other than upon casualty or condemnation), except during the last 12 months of its term. During 2001, the loan was fully defeased with substitute collateral of U. S. Treasuries and the principal balance was paid in full on February 4, 2002.

THE GLIMCHER PROPERTIES L.P. (CIGNA) LOAN ($50.0 MILLION)
--------------------------------------------------------

         The $50.0 million loan was originated by CIGNA and is collateralized with first mortgage liens on 10 Properties, bears interest at a rate equal to 7.47% per annum and is payable, interest only, until maturity on October 26, 2002. These mortgages are cross-collateralized and cross-defaulted.

THE UNIVERSITY MALL L.P. LOAN ($68.2 MILLION)
--------------------------------------------

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

THE NORTHTOWN MALL, LLC LOAN ($40.0 MILLION)
-------------------------------------------

         The Northtown Mall loan was refinanced during 2001 with Bankers Trust and is collateralized with a first mortgage lien on Northtown Mall. The loan bears interest at a rate equal to LIBOR, plus 350 basis points per annum (5.37% at December 31, 2001) and is payable interest only until maturity on August 31, 2003. The loan is subject to a one-year extension.

THE WEBERSTOWN MALL, LLC LOAN ($20.0 MILLION)
--------------------------------------------

         The Weberstown Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Weberstown Mall. The loan bears interest at a rate equal to 7.43% per annum, requires monthly payments of principal and interest and a balloon payment of $19.0 million at maturity on May 1, 2006.

THE MONTGOMERY MALL ASSOCIATES, L.P. LOAN ($46.1 MILLION)
--------------------------------------------------------

         The Montgomery Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Montgomery Mall. The loan bears interest at a rate equal to 6.79% per annum, requires monthly payments of principal and interest until maturity on August 1, 2028. The loan has a prepayment option in August 2005 with a balloon payment of $43.8 million.

THE MORGANTOWN MALL ASSOCIATES, L.P. LOAN ($56.4 MILLION)
--------------------------------------------------------

         The Morgantown Mall loan was originated by Nomura and is cross collateralized with first mortgage liens on Morgantown Mall and Morgantown Commons. The loan bears interest at a rate equal to 6.89% per annum and requires payments of principal and interest until maturity on September 11, 2028. The loan has a prepayment option in September 2008 with a balloon payment of $50.9 million.

THE GLIMCHER LLOYD CENTER, LLC LOAN ($130.0 MILLION)
---------------------------------------------------

         The Lloyd Center loan was refinanced during 2001 with Lehman Brothers and is collateralized with a first mortgage lien on Lloyd Center. The loan bears interest at a rate equal to the greater of LIBOR plus 325 basis points per annum, (6.25% at December 31, 2001) and is payable interest only until maturity on November 10, 2003. The loan is subject to a one-year extension.

THE GRAND CENTRAL L.P.LOAN ($51.1 MILLION)
-----------------------------------------

         The Grand Central Mall loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on Grand Central Mall. The loan bears interest at a rate equal to 7.18% per annum, requires monthly payments of principal and interest and a balloon payment of $46.1 million at maturity on February 1, 2009.

THE GLIMCHER PROPERTIES L.P. LOAN ($85.5 MILLION)
------------------------------------------------ -

         The loan was originated by Jackson National Life and is cross-collateralized with first mortgage liens on 11 Properties. The loan bears interest at a rate equal to 8.46% per annum, requires monthly payments of principal and interest and a balloon payment of $63.3 million at maturity on July 1, 2009.

THE GREAT PLAINS METROMALL, LLC AND THE OLATHE MALL, LLC LOANS ($42.0 MILLION)
-----------------------------------------------------------------------------

         The Great Plains MetroMall loan ($25.0 million) and the Olathe Mall loan ($17.0 million) were originated by German American Capital Corporation. The $25.0 million loan is collateralized with a first mortgage lien on The Great Mall of the Great Plains and bears interest at a rate equal to LIBOR plus 188 basis points per annum. The $17.0 million loan is collateralized with a pledge of Olathe Mall, LLC's interest in Great Plains MetroMall, LLC and bears interest at a rate equal to LIBOR plus 600 basis points per annum. The effective interest rate of both loans equals LIBOR plus 355 basis points per annum (5.45% at December 31, 2001) and the loans are payable, interest only, until maturity on July 9, 2004. Both loans are subject to a one-year extension.

THE JOHNSON CITY VENTURE, LLC LOAN ($40.6 MILLION)
-------------------------------------------------

         The Johnson City loan was originated by Lehman Brothers and is collateralized with a first mortgage lien on The Mall at Johnson City. The loan bears interest at a rate equal to 8.37% per annum, requires monthly payments of principal and interest and a balloon payment of $37.0 million at maturity on June 1, 2010.

GLIMCHER ASHLAND VENTURE, LLC LOAN ($27.0 MILLION)
-------------------------------------------------

         The Ashland Town Center loan was originated by KeyBank and is collateralized with a first mortgage lien on Ashland Town Center. The loan bears interest at a rate equal to 7.25% per annum, requires monthly payments of principal and interest and a balloon payment of $21.8 million at maturity on November 1, 2011.


GLIMCHER RIVER VALLEY MALL, LLC LOAN ($38.0 MILLION)
---------------------------------------------------

         The River Valley Mall loan was originated by LaSalle Bank and is collateralized with a first mortgage lien on River Valley Mall. The loan bears interest at a rate equal to the greater of 5.00% or LIBOR plus 235 basis points per annum (5.00% at December 31, 2001), and is payable interest only until maturity on December 31, 2004.


OTHER MORTGAGE NOTES ($98.9 MILLION)
-----------------------------------

         Other mortgage notes include community center loans collateralized with first mortgage liens on 14 Properties. One of the mortgages, aggregating $10.6 million, bears interest at 8.75% per annum and matures in June 2002. The remaining loans, aggregating $88.3 million, bear interest at fixed rates ranging from 7.15% to 8.52% per annum with maturities ranging from February 2008 to April 2016. The loans require monthly payments of principal and interest and balloon payments totalling $83.2 million.

OTHER BRIDGE FACILITIES ($60.1 MILLION)
--------------------------------------

         The Bridge facilities consist of two loans. The first loan was originated by Lehman Brothers in August 2001 for a total of $61.7 million, bears interest at LIBOR plus 600 basis points per annum (8.14% at December 31, 2001), matures January 31, 2003, and is collateralized with first mortgage liens on 29 Community Centers. During 2001, the loan was reduced by $6.1 million with the proceeds from sales of two Community Centers. The second loan was originated by Deutsche Bank in June 2001 for $4.5 million, bears interest at 11.00% per annum, matures March 26, 2002 and is collateralized with a first mortgage lien on Roane County Plaza. The loans require monthly payments of interest only.

THE CONSTRUCTION LOANS
----------------------

Jersey Gardens Loan

         The Company has a construction loan agreement with a consortium of banks that provided $163.0 million of funding for the development of Jersey Gardens. The loan is collateralized by a leasehold mortgage and security agreement and is was structured with a junior note of $32.6 million which bears interest at LIBOR plus 350 basis points per annum, and a senior note of $130.4 million which bears interest at LIBOR plus 200 basis points per annum. The effective interest rate of both loans equals LIBOR, which is fixed at 5.90% per annum during the loan term pursuant to an existing interest rate swap agreement, plus 230 basis points per annum (8.20% at December 31, 2001) and requires monthly payments of principal and interest and a balloon payment of $161.5 million at maturity on May 31, 2002.


Fairfield Commons Regal Cinemas Loan

         In February 1999, the Company entered into a construction loan to finance the development of Regal Cinemas at The Mall at Fairfield Commons in Beavercreek, Ohio, pursuant to which the Company has a right to borrow $8.7 million. The construction loan was originated by Provident Bank and is collateralized with a first mortgage lien on the Fairfield Commons Regal Cinema. The loan is due April 1, 2002 and is payable monthly, interest only, at LIBOR plus 190 basis points (4.62% at December 31, 2001). As of December 31, 2001, the Company had borrowed $8.6 million under this construction loan.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2001.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

 (a)     Market Information

         The Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 4, 2002, the last reported sales price of the Shares on the NYSE was $17.63. The following table shows the high and low sales prices for the Shares on the NYSE for the 2001 and 2000 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.

                                                                                     DISTRIBUTIONS
                  QUARTER ENDED                       HIGH           LOW                PER SHARE
                  -------------                       ----           ---                ---------
                  March 31, 2000                     $14.81         12.00                0.4808
                  June 30, 2000                       14.63         12.88                0.4808
                  September 30, 2000                  16.06         13.94                0.4808
                  December 31, 2000                   14.50         11.94                0.4808
                  March 31, 2001                      16.01         12.31                0.4808
                  June 30, 2001                       17.99         14.71                0.4808
                  September 30, 2001                  18.89         15.05                0.4808
                  December 31, 2001                   19.19         15.88                0.4808

(b)      Holders

         The number of holders of record of the Shares was 1,035 as of March 4, 2002.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2001, 250,000 Shares were authorized of which 147,305 Shares have been issued.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------------------
                                                            2001            2000             1999          1998            1997
                                                            ----            ----             ----          ----            ----
OPERATING DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
Total revenues                                         $   290,408     $   249,989     $   231,821     $   187,504     $   142,529
Operating income                                           116,864         119,122         113,910          95,792          76,031
Interest expense                                            89,866          85,670          66,873          51,184          43,744
Equity in income (loss) from unconsolidated entities         2,044           3,607          (4,570)         (2,388)           (661)
Interest income                                              1,202           2,341           1,534           1,883           1,032
(Loss) gain on sales of properties                            (610)          4,358             (12)            155
Minority interest in operating partnership                   3,519           2,365           2,316           2,623           3,022
Extraordinary item: Early extinguishment of debt             1,299                                          443545             490
Net income                                                  24,700          40,950          41,128          40,990          29,793
Preferred stock dividends                                   15,777          22,469          21,620          20,079           4,705
Net income available to common shareholders                 31,363          18,481          19,508          20,911          25,088
Per common share data:
  Earnings per share (diluted)                         $      1.12     $      0.78     $      0.82     $      0.88     $      1.12
Distributions                                          $    1.9232     $    1.9232     $    1.9232     $    1.9232     $    1.9232
BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment                             $ 1,549,681     $ 1,358,006     $ 1,374,965     $ 1,291,412     $   983,811
Investment in unconsolidated real estate entities           48,001         137,691         121,777         200,205         118,195
Total assets                                             1,758,519       1,589,545       1,585,608       1,557,790       1,163,587
Total debt                                               1,246,741       1,069,466       1,032,229         994,011         591,688
Redeemable preferred shares                                 90,000          90,000          90,000          90,000
Total shareholders' equity                                 396,525         339,947         365,660         391,075         411,055
OTHER DATA:
Cash provided by operating activities (in thousands)   $   102,764     $    75,168     $    97,120     $    76,796     $    56,406
Cash provided by (used in) investing activities
  (in thousands)                                           (57,882)          3,125         (12,621)       (409,015)       (244,823)
Cash (used in) provided by financing activities
  (in thousands)                                           (41,587)        (81,918)        (84,409)        333,734         186,883
Funds from operations (1) (in thousands)                    84,325          77,353          71,265          64,803          55,898
Number of properties (2)                                       102             111             126             125             120
Total GLA (in thousands) (3) (4)                            31,121          30,518          31,883          30,334          25,450
Occupancy rate % (2) (3)                                      91.7%           93.6%           94.5%           93.8%           94.0%

(1) Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity.
(2) Number of Properties open at the end of the period including three Properties at December 31, 1997, leased or managed by the Company, in which the Company did not hold an ownership interest. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3) 2001 includes 7.6 million square feet of GLA, 2000 includes 8.2 million square feet of GLA, 1999 includes 8.6 million square feet of GLA, 1998 includes 7.1 million square feet of GLA and 1997 includes 3.4 million square feet of GLA owned by joint ventures in which the Operating Partnership has interests ranging from 20.0% to 50.0%.
(4) 1997 includes 2.5 million square feet of GLA leased or managed by the Company in which the Company did not hold an ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

         Total revenues increased 16.2%, or $40.4 million, for the year ended December 31, 2001. Of the $40.4 million increase, $40.2 million was the result of increased revenues at the Malls, $7.5 million was the result of decreased revenues at the Community Centers (including a $5.6 million decrease from dispositions) and $7.7 million was related to other revenue increases. Acquisitions for the year ended December 31, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, as a result of an increase in the Company's ownership at those dates. Minimum rents

         Minimum rents increased 10.5%, or $17.1 million, for the year ended December 31, 2001.

                                                           INCREASE (DOLLARS IN MILLIONS)
                                          ---------------------------------------------------------------
                                                           COMMUNITY                              PERCENT
                                            MALLS           CENTERS             TOTAL             TOTAL
                                            -----          ---------            -----             -------
         Same center ...............       $ 1.3             $(1.3)            $ 0.0               0.0%
         Acquisitions/Developments .        22.2               0.0              22.2              13.6
         Dispositions ..............         0.0              (5.1)             (5.1)             (3.1)
                                           -----             -----             -----              ----
                                           $23.5             $(6.4)            $17.1              10.5%
                                           =====             =====             =====              ====

Tenant  reimbursements

         Tenant reimbursements reflect a net increase of 22.7%, or $14.3 million, for the year ended December 31, 2001.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                            COMMUNITY                          PERCENT
                                           MALLS             CENTERS           TOTAL            TOTAL
                                           -----            ---------          -----           -------
         Same center ...............       $ 0.5             $(0.4)            $ 0.1               0.1%
         Acquisitions/Developments .        14.6               0.0              14.6              23.2
         Dispositions ..............         0.0              (0.4)             (0.4)             (0.6)
                                           -----             -----             -----              ----
                                           $15.1             $(0.8)            $14.3              22.7%
                                           =====             =====             =====              ====

Other revenues

         For the year ended December 31, 2001, fee income increased $3.7 million as a result of the consolidation of Glimcher Development Corporation ("GDC") effective January 1, 2001. Management fees decreased $1.7 million as a result of the consolidation of The Mall at Johnson City and Elizabeth MetroMall, LLC, effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $9.3 million, primarily as a result of increased temporary tenant income from the consolidation of Johnson City Venture, LLC and Elizabeth MetroMall, LLC, the formation of Ohio Entertainment Corporation ("OEC") effective June 1, 2001 and $4.3 million from the proceeds from sales of development land. OEC was formed to conduct the operations of a theater at one of the malls. The Company has retained a national theater exhibitor to manage and operate the facility.

EXPENSES

         Total expenses increased 32.6% or $42.7 million, for the year ended December 31, 2001. Real estate taxes and property operating expenses increased $16.2 million, the provision for doubtful accounts and other operating expenses increased $9.5 million, depreciation and amortization increased $12.8 million, general and administrative expenses increased $1.0 million and development write-off increased $3.2 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 23.9% or $16.2 million for the year ended December 31, 2001.


                                                            INCREASE (DOLLARS IN MILLIONS)
                                            ---------------------------------------------------------------

                                                               COMMUNITY                            PERCENT
                                              MALLS             CENTERS           TOTAL              TOTAL
                                              -----            ---------          -----             -------
          Same center                         $ 1.9             $(0.4)            $ 1.5               2.2%
          Acquisitions/Developments            15.4               0.0              15.4              22.7
          Dispositions                          0.0              (0.7)             (0.7)             (1.0)
                                              -----             -----             -----              ----
                                              $17.3             $(1.1)            $16.2              23.9%
                                              =====             =====             =====              ====

Provision for doubtful accounts and other operating expenses

         The provision for doubtful accounts and other operating expenses was $15.2 million for the year ended December 31, 2001, compared to $5.7 million for the corresponding period in 2000. The $9.5 million increase consists of an increase of $4.3 million in the provision for doubtful accounts as a result of Mall acquisitions and additional reserves established during the year, an increase of $2.6 million in other operating expenses, primarily as a result of the addition of GDC and OEC effective January 1, 2001 and June 1, 2001, respectively, and $2.6 million in costs of sales of development land.

         The provision for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. During 2001, various small shop tenants and a number of national tenants which leased anchor space at its Properties filed for bankruptcy protection. Anchor tenants included Ames, HomePlace, Lechter's and Phar-Mor. In addition, Kmart, whose 14 leases represent 2.3% of annualized minimum rents, filed for bankruptcy in January 2002. The provision for doubtful accounts increased by approximately $4.3 million in 2001 versus 2000 as a result of Mall acquisitions and both exposure to tenants currently operating under bankruptcy protection and the continuing operating difficulties being experienced by various retailers. The Company is entitled to file claims for damages in connection with any leases rejected in bankruptcy filings and the Company estimates that gross potential claims (not giving consideration to any potential limitation on claims under federal bankruptcy laws) for leases rejected to date could approximate up to $13.0 million. The Company does not consider such potential claims in estimating the recoverability of recorded accounts receivable and does not anticipate recognizing the benefit from such claims until the amount and percentage of such claims that will be paid has been determined by the courts.

Depreciation and Amortization

         The $12.8 million increase in depreciation and amortization consists primarily of an increase of $10.2 million from Mall acquisitions and an increase of $3.8 million in the core portfolio properties and corporate assets, offset with a $1.2 million decrease from dispositions.

General and administrative

         General and administrative expense was $11.2 million and represented 3.9% of total revenues for the year ended December 31, 2001, compared to $10.2 million and 4.1% of total revenues for the corresponding period in 2000. The $1.0 million increase consists primarily of an increase of $2.2 million as a result of the addition of GDC effective January 1, 2001, a decrease of $600,000 in wages and benefits and a decrease of $400,000 in state and local taxes.

GAIN ON SALES OF PROPERTIES

         During the year ended December 31, 2001, the Company completed $37.2 million in property sales and recognized a net loss of $610,000.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 4.9%, or $4.2 million, for the year ended December 31, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                          2001                  2000              INC. (DEC.)
                                                          ----                  ----              -----------
          Average loan balance .....................  $ 1,201,011           $ 1,065,764           $ 135,247
          Average rate .............................         7.39%                 7.87%              (0.48)%

          Total interest ...........................  $    88,755           $    83,876           $   4,879
          Amortization of loan fees ................        5,435                 4,890                 545
          Capitalized interest and other (1) .......       (4,323)               (3,096)             (1,227)
                                                      -----------           -----------           ---------
          Interest expense .........................  $    89,867           $    85,670           $   4,197
                                                      ===========           ===========           =========

(1) Other consists primarily of interest costs billed to joint venture entities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

         Total revenues increased 7.8%, or $18.2 million, for the year ended December 31, 2000. Of the $18.2 million increase, $19.6 million was the result of increased revenues at the Malls, $3.2 million was the result of decreased revenues at the Community Centers (including a $2.2 million decrease from dispositions) and $1.8 million was related to other revenue increases. Mall acquisitions for the year ended December 31, 2000, reflect the inclusion of The Great Mall of the Great Plains and The Mall at Johnson City in the consolidated financial statements effective October 1, 1999, and November 1, 2000, respectively, as a result of an increase in the Company's ownership to 55.0% and 100.0%, at those dates, respectively.

Minimum rents

         Minimum rents increased 5.0%, or $7.8 million, for the year ended December 31, 2000.

                                                       INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                            MALLS           CENTERS             TOTAL           TOTAL
                                            -----           -------             -----           -----
         Same center..................      $2.9            $ (0.9)               $2.0            1.3%
         Acquisitions/Developments....       7.8               0.0                 7.8            5.0
         Dispositions.................       0.0              (2.0)               (2.0)          (1.3)
                                         -------            ------               -----          -----
                                           $10.7             $(2.9)               $7.8            5.0%
                                         =======            ======               =====          =====

Tenant  reimbursements

         Tenant reimbursements reflect a net increase of 13.6%, or $7.4 million, for the year ended December 31, 2000.

                                                          INCREASE (DOLLARS IN MILLIONS)
                                          ------------------------------------------------------------
                                                           COMMUNITY                          PERCENT
                                          MALLS             CENTERS              TOTAL           TOTAL
                                          -----             -------              -----           -----
         Same center..................     $4.0                $0.0               $4.0            7.4%
         Acquisitions/Developments....      3.6                 0.0                3.6            6.6
         Dispositions.................      0.0                (0.2)              (0.2)          (0.4)
                                         -------             ------               -----          -----
                                           $7.6               $(0.2)              $7.4           13.6%
                                         =======             ======               =====          =====

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


                                                        INCREASE (DOLLARS IN MILLIONS)
                                           -------------------------------------------------------------
                                                            COMMUNITY                            PERCENT
                                           MALLS             CENTERS             TOTAL            TOTAL
                                           -----             -------             -----            -----
         Same center..................     $1.4               $ 0.0              $ 1.4             2.3%
         Acquisitions/Developments....      5.0                 0.0                5.0             8.1
         Dispositions.................      0.0                (0.5)              (0.5)           (0.8)
                                          -----              ------              -----           -----
                                           $6.4               $(0.5)              $5.9             9.6%
                                           ====               =====               ====           =====

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

GAIN ON SALES OF PROPERTIES

         During the year ended December 31, 2000, the Company completed $45.2 million in property sales and recognized a net gain of $4.4 million.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 28.1%, or $18.8 million, for the year ended December 31, 2000. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                          2000                  1999              INC. (DEC.)
                                                          ----                  ----              -----------
          Average loan balance .....................  $ 1,065,764           $ 1,043,749           $  22,015
          Average rate .............................         7.87%                 7.21%               0.66%

          Total interest ...........................  $    83,876           $    75,254           $   8,622
          Amortization of loan fees ................        4,890                 2,540               2,350
          Capitalized interest and other (1) .......       (3,096)              (10,920)              7,824
                                                      -----------           -----------           ---------
          Interest expense .........................  $    85,670           $    66,874           $  18,796
                                                      ===========           ===========           =========

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

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.15% per annum at December 31, 2001). Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2001, the weighted average interest rate was 6.93% per annum. At December 31, 2001, the outstanding balance on the Credit Facility was $163.0 million.

              In 2001, the Company repaid $405.2 million of outstanding debt. This included pay downs of $304.9 million of short term floating rate mortgages and $100.3 million of long term mortgages. The Company also executed new mortgage notes payable totaling $387.0 million. The new mortgage notes consist of (i) a $9.3 million loan collateralized by a first mortgage lien on Knox Village Square, which matures in February 2008 and bears interest at 7.41% per annum, (ii) a $5.9 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in February 2011 and bears interest at 7.25% per annum, (iii) a $7.6 million loan collateralized by a first mortgage lien on Meadowview Square, which matures in March 2011 and bears interest at 7.25% per annum, (iv) an $8.6 million loan collateralized by a first mortgage lien on River Valley Plaza, which matures in May 2011 and bears interest at 7.15% per annum, (v) a $14.0 million loan collateralized by a first mortgage lien on Loyal Plaza, which matures in June 2011 and bears interest at 7.18% per annum, (vi) a $20.4 million bridge financing collateralized by a first mortgage lien on one Mall and seven Community Centers, which was paid off during December 2001, (vii) a $4.5 million bridge loan collateralized by a first mortgage lien on Roane County Plaza, which matures March 2002 and bears interest at 11.00% per annum,
(viii) four loans collateralized by Community Centers aggregating $12.1 million, which mature in August, 2011 and bear interest at an average rate of 7.49% per annum, (ix) a $40.0 million loan collateralized by a first mortgage lien on Northtown Mall, which matures in August 2003 and bears interest at LIBOR plus 3.50% per annum (5.37% at December 31, 2001), (x) a $61.7 million bridge loan collateralized by a first mortgage lien on 29 Community Centers, which matures in January 2003 and bears interest at LIBOR plus 6.00% per annum (8.14% at December 31, 2001), (xi) a $130.0 million loan collateralized by a first mortgage lien on Lloyd Center which matures on November 10, 2003 and bears interest at a rate equal to the greater of LIBOR plus 325 basis points, or 6.25%, per annum (6.25% at December 31, 2001) (xii) a $27.0 million loan collateralized by a first mortgage lien on Ashland Town Center, which matures in November 2011 and bears interest at 7.25% per annum, (xiii) a $38.0 million loan collateralized by a first mortgage lien on River Valley Mall, which matures in December 2004 and bears interest at a rate equal to the greater of 5.00% or LIBOR plus 2.35% basis points per annum (5.00% at December 31, 2001) and (xiv) a $7.9 million loan collateralized by a first mortgage lien on Barren River Plaza, which matures in January 2012 and bears interest at 7.62% per annum.

         At December 31, 2001, the Company's Credit Facility was collateralized with first mortgage liens on five properties having net book value of $147.4 million and its mortgage notes payable were collateralized with first mortgage liens on 76 properties having a net book value of $1,304.0 million. The Company also owned 13 unencumbered properties having a net book value of $57.8 million at that date. Certain of the loans are cross collateralized as part of a group of properties under a single loan, certain of the properties have cross default provisions and certain of the properties are subject to guarantees and financial covenants. Under the cross default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all properties under such loan.

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

         During 2001, the Company sold five Community Centers, five single tenant properties, three outlots and four development outparcels for total proceeds of $41.5 million. The Company recognized a net loss of $610,000 on depreciated properties and a gain of $1.7 million on the sale of the development outparcels. During the second quarter of 2001, the Company also wrote-off its $3.2 million investment in the Carson development project.

         In May 2001, the Company announced the completion of a follow-on Offering of 5,925,000 Shares (including 5,175,000 Shares sold May 18, 2001 and 750,000 over-allotment Shares sold May 25, 2001) at a price of $15.00 per Share. Total net proceeds were approximately $84.4 million.

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

         In addition, on April 6, 2001, the Company acquired a third party's joint venture interests in Jersey Gardens and the adjoining property for $4.1 million, of which $3.9 million was allocated to the acquired 30.00% interest in Elizabeth MetroMall, LLC, and $200,000 to the acquired 30.00% interest in Jersey Gardens Center, LLC.

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

         At December 31, 2001, the Company's debt-to-total-market capitalization was 61.5%, compared to 65.8% at December 31, 2000. The Company is working to reduce this ratio to approximately 55.0% by reducing outstanding debt and increasing the value of its outstanding Shares. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the year ended December 31, 2001, was $102.8 million versus $75.2 million for the corresponding period of 2000. Net income adjusted for non-cash items, including depreciation and amortization, gains and losses on sales and minority interest, accounted for a $14.8 million increase. The net changes in operating assets and liabilities accounted for a $12.8 million increase.

         Net cash used in investing activities for the year ended December 31, 2001, was $57.9 million. It primarily reflects additional direct investments in real estate assets of $37.6 million. Additions to cash in escrow of $38.2 million, an increase in deferred expenses of $16.3 million, investment in unconsolidated entities of $1.6 million, offset by proceeds from the sale of properties of $35.8 million.

         Net cash used in financing activities for the year ended December 31, 2001, was $41.6 million. Cash was used to fund distributions of $76.3 million, make principal payments on mortgage and notes payable of $372.7 million and to redeem the Series A and D preferred shares for $67.6 million. Cash was provided by issuance of new mortgage and notes payable of $387.4 million and net proceeds from issuance of common shares of $88.7 million, including $84.4 million from the Offering.

EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its expansion, renovation and development activities. Its business strategy is to grow the Company's assets, net income and cash flow to, among other things, provide for dividend requirements.

EXPANSIONS AND RENOVATIONS

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers, which management believes will enhance the operating performance of the Properties.

Malls

         At Almeda Mall, in Houston, Texas, Ross Stores, one of the anchors, remodeled and expanded their store in the first quarter 2001. At Dayton Mall, in Dayton, Ohio, Linens `N Things opened in 30,000 square feet of gross leaseable area in the third quarter 2001. At Lloyd Center, in Portland, Oregon, Barnes & Noble opened with 27,000 square feet of gross leasable area in the fourth quarter of 2001. Also in the fourth quarter 2001, Burlington Coat Factory opened in a 110,000 square foot space formerly owned by Montgomery Ward at University Mall. At Jersey Gardens, an approximately 60,000 square foot Filene's Basement/DSW Shoe Warehouse opened in October 2001 and a 25,000 square foot Nike Factory Store opened in November 2001. At The Great Mall of the Great Plains, a 30,000 square foot VF Factory Outlet opened in October 2001. All of these represent renovations at existing GLA.

Community Centers

         Total Community Center vacant anchor space increased from 296,000 square feet at December 31, 2000 to 488,000 square feet at December 31, 2001. During 2001, the Company completed the redevelopment of anchor space at Village Plaza in Augusta, Georgia, which reduced vacant space by approximately 73,000 square feet. Vacant anchor space increased 20,000 square feet as a result of a lease expiration and increased by approxiately 245,000 square feet due to leases rejected in connection with the bankruptcy filings of Grand Union, Phar-Mor and Ames. The Company is currently working to re-lease the vacant anchor space and expects that the capital commitments required to complete the re-leasing will not exceed $1.0 million.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence any new developments in 2002. The Company's management team has developed over 100 retail properties nation-wide and has significant experience in all phases of the development process, including site selection, zoning, design, pre-development leasing, construction financing and construction management.

Jersey Gardens

         As of March 31, 2001, the Company had a 30.0% ownership interest in (a) Elizabeth MetroMall, LLC, a joint venture which, in October 1999, completed development of Jersey Gardens, a 1.3 million square foot value-oriented fashion and entertainment megamall located in Elizabeth, New Jersey and (b) Jersey Gardens Center, LLC, a separate joint venture formed to develop approximately
28.8 acres adjacent to the Jersey Gardens site. On April 6, 2001, the Company acquired an additional 30.0% ownership interest in each of these joint ventures and on May 18, 2001, the Company acquired the remaining 40.0% ownership interest in each of the joint ventures using proceeds from the Offering. Jersey Gardens Center, LLC, expects to incur additional costs of $6.1 million related to infrastructure improvements for this site. These costs are expected to be funded from proceeds of sales of development parcels out of the 28.8 acre site or out of other funding sources, which the Company expects will be available for such purposes. During 2001, the venture sold 3.0 acres of this site for $2.6 million.

Polaris Fashion Place

         On October 25, 2001, the Company opened Polaris Fashion Place, a new super-regional mall of approximately 1.5 million square feet on approximately
146.3 acres in northern Columbus, Ohio. All seven of the anchors and approximately 85.0% of the mall shop space was occupied at the opening. Construction of the Mall commenced in July 2000. Construction and operating agreements with the Mall's department store anchors, which include Kaufmann's, Lord & Taylor, JCPenney, Lazarus, Saks Fifth Avenue and Sears, were also executed at that time. In June 2001, the Company amended the construction and operating agreements to provide for the addition of a seventh anchor, The Great Indoors, to the project. The project was developed in a joint venture in which the Company has a 39.29% ownership interest. A partnership which previously owned the land, retained a 21.42% ownership interest and a group of private investors holds the remaining 39.29% ownership interest. During the third quarter 2000, the Operating Partnership issued 260,583 new Operating Partnership limited partnership units with a value of $4.0 million in connection with its equity contribution to the venture.

         The total estimated cost of the project is approximately $145.0 million. During October 2000, the joint venture obtained a $120.0 million construction loan for this project from a group of banks secured by a first mortgage lien on the project. The construction loan matures in November 2003 and bears interest at an initial rate of LIBOR plus 2.25% per annum. This rate can be reduced in stages to LIBOR plus 1.75% per annum as specified debt service coverage ratios are achieved. The Company has provided a completion guarantee and a guarantee of payment of 50.0% of the loan amount. In addition, Herbert Glimcher provided the lender with a $4.0 million letter of credit to guarantee the payment of certain public funds to be received in connection with road improvements. GDC and the Operating Partnership are providing all leasing, legal, development and management services for the project. As consideration for providing the letter of credit, Mr. Glimcher is entitled to receive $40,000. Approximately $110.6 million had been drawn under the construction loan as of December 31, 2001.

Carson

         The Company's development agreement with the City of Carson, California expired on June 30, 2001. The Company currently has no development plans or contractual agreements with respect to the development of this site. During the quarter ended June 30, 2001, the Company wrote-off $3.2 million, representing the Company's investment in this development project.

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended December 31, 2001. The percentage change is based on those tenants reporting sales for the twenty-four month period ended December 31, 2001.

                                            MALL PROPERTIES                   COMMUNITY CENTERS
                                            ---------------                   -----------------
            PROPERTY TYPE             SALES PSF          % CHANGE           SALES PSF     % CHANGE
            -------------             ---------         ----------          ---------    ----------
            Anchors ........            $164.7             (0.9)%           $266.5            (1.3)%
            Stores .........            $292.6             (0.4)%           $202.6             0.7%
            Total ..........            $225.8             (0.6)%           $259.1            (1.1)%


Portfolio occupancy statistics by property type are summarized below:

                                                                                          OCCUPANCY (1) (2)
                                                                ------------------------------------------------------------
                                                                12/31/01      9/30/01      6/30/01     3/30/01     12/31/00
                                                                --------      -------      -------     -------     --------

         Mall Anchors ....................................        94.6%        95.1%        95.8%        95.9%        96.8%
         Mall Stores - Total Portfolio ...................        85.6%        85.3%        84.8%        86.2%        86.0%
         Mall Stores - Comparable Portfolio ..............        85.9%        85.3%        84.8%        86.2%        86.0%
         Total Mall Portfolio ............................        91.3%        91.4%        91.6%        92.2%        92.7%
         Community Center Anchors ........................        94.1%        95.6%        95.7%        96.6%        96.6%
         Community Center Stores .........................        86.0%        86.4%        87.3%        88.4%        88.5%
         Single Tenant Retail Properties .................       100.0%       100.0%       100.0%       100.0%       100.0%
         Total Community Center Portfolio ................        92.4%        93.6%        93.9%        94.9%        94.9%

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

The following table illustrates the calculation of FFO and adjusted FFO for the years ending December 31, 2001, 2000 and 1999 (in thousands):

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                               2001                  2000                 1999
                                                               ----                  ----                 ----
Net income available to common shareholders ....         $    31,363           $    18,481           $  19,508
Add back (less):
     Real estate depreciation and amortization .              57,156                44,560              39,408
     GRT share of joint ventures ...............               9,494                15,862               9,476
     (Gain) loss on sales of property ..........                 610                (4,358)                 12
     Gain on redemption of preferred stock/development
        cost write-off .........................             (19,232)
     Extraordinary item ........................               1,299                   443                 545
     Cumulative effect of accounting change ....                 116
     Minority interest in partnership ..........               3,519                 2,365               2,316
                                                         -----------           -----------           ---------
Funds from operations ..........................         $    84,325           $    77,353           $  71,265
                                                         ===========           ===========           =========
Funds from operations ..........................         $    84,325           $    77,353           $  71,265
Add back (less):
     Capital expenditures ......................              (8,972)              (13,431)             (6,463)
     Straight-line of minimum rents ............              (2,233)               (2,136)             (2,319)
     Straight-line of ground lease expense .....                  96                     9                  46
     GRT share of joint venture capital expenditures
        and straight-line of minimum rent ......              (2,011)               (2,845)             (2,483)
                                                         -----------           -----------           ---------
Adjusted funds from operations .................         $    71,205           $    59,950           $  60,046
                                                         ===========           ===========           =========

         FFO increased 9.0%, or $7.0 million for the year ended December 31, 2001. The increase was primarily the result of improved operating income before a development cost write-off of $900,000, a decrease in preferred stock dividends of $6.7 million and an increase in real estate depreciation and amortization of $12.6 million, partially offset with a net decrease of $7.9 million in FFO from unconsolidated entities and an increase in net interest expense of $5.3 million.

         FFO increased 8.5%, or $6.1 million for the year ended December 31, 2000. The increase was primarily the result of improved operating income of $5.2 million, an increase in real estate depreciation and amortization of $5.2 million and an increase in the FFO from unconsolidated entities of $14.6 million, partially offset by increased interest expense of $18.0 million and an increase in preferred stock dividends of $900,000.

ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company has determined that SFAS No. 142 has no immediate impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective at the beginning of 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

          Estimates are used to establish common area maintenance, real estate tax and insurance tenant accounts receivable, and accounts receivable reserves. The allowance for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. If the financial condition of the Company's tenants deteriorates as a result of operating difficulties or tenants operating under bankruptcy protection, additional provisions may be required.

         The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisition and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The sale of real estate assets may also involve the application of judgements in determining whether the risks and rewards of ownership have transferred to the buyer and that a sale has been completed for purposes of recognizing a gain on the sale. Although the Company has from time to time entered into negotiations or contracts that cover the sale of individual assets, the assets sales have not been part of a plan to dispose of specific holdings. The determination of whether specific assets are classified as held for sale or maintained as operating assets which continue to be depreciated reflects management's judgement and future intent with respect to the properties. The Company evaluates the recoverability of its investments in real estate assets to be held and used and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property. A decline in operating results or adverse market conditions for a particular property could result in the inability to fully recover the carrying amount of the investment and therefore require an impairment charge in the future.

         The Company's investment in certain of its real estate holdings is in the form of joint ventures in which the Company has a 50.0% or less ownership interest. The Company provides leasing, development, legal and construction and property management services to the joint ventures. These joint ventures are accounted for under the equity method of accounting. The determination as to whether these holdings are included in the financial statements as a consolidated subsidiary or reflected under the equity method of accounting requires judgement as to the Company's level of control and/or influence with respect to significant decisions, consideration of the debt structure of the joint venture and the participants' equity contribution.

         The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

INFORMATION TECHNOLOGY

         The Company has successfully completed the first phase of its ERP Implementation. This phase focused on Oracle e-Business Suite of financial applications. The Company continues to work with Oracle Corporation to develop a comprehensive web-based property management solution for REITs. The Property Manager software will be tested by our users during the second half of 2002 and is expected to be implemented in 2003.

         The Company has standardized on Dell for its Intel based servers, desktops and laptops. All the Intel based servers have been upgraded with respect to hardware and software. The Company has also entered into a Corporate License Agreement with Novell for all its server and collaboration software and a Volume License Agreement with Microsoft for all its Desktop Application software. These agreements have helped streamline our IT processes with standardization across the Company and allow the Company to manage and enforce Software License Compliance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2001 and 2000, approximately 70.6% and 53.9%, respectively, of the Company's debt, after giving effect to interest rate swap agreements, bore interest at fixed rates with weighted-average maturity of 5.2 years and 6.6 years, respectively, and weighted-average interest rates of approximately 7.698% and 7.655%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 5.937% and 8.763%, at December 31, 2001 and 2000, respectively.

         At December 31, 2001 and 2000, the fair value of the Company's debt (excluding its Credit Facility) was $1,091.9 million and $912.4 million, respectively, compared to its carrying amounts of $1,083.7 million and $906.1 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2001 and 2000, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $3.7 million and $4.9 million, respectively, and decrease the fair value of debt by approximately $26.9 million and $22.5 million, respectively. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $3.7 million and $4.9 million, respectively, and increase the fair value of debt by approximately $28.9 million and $24.2 million, respectively. The Company has entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see notes 3 and 6).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules of Glimcher Realty Trust and the Report of Independent Accountants thereon are filed pursuant to this Item 8 and are included in this report in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Trustees and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 10, 2002.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS                                                       PAGE NUMBER
                  --------------------                                                       -----------
                   - Report of Independent Accountants..................................         44
                   - Glimcher Realty Trust Consolidated Balance Sheets as of
                     December 31, 2001 and 2000.........................................         45
                   - Glimcher Realty Trust Consolidated Statements of Operations and
                       Comprehensive  Income for the years  ended December 31, 2001,
                        2000 and 1999 ..................................................         46

                   - Glimcher Realty Trust Consolidated Statements of Shareholders'
                     Equity for the years ended December 31, 2001, 2000 and 1999........         47
                   - Glimcher Realty Trust Consolidated Statements of Cash Flows
                       for the years ended December 31, 2001, 2000 and 1999.............         48
                   - Notes to Consolidated Financial Statements.........................         49

(2)      FINANCIAL STATEMENT SCHEDULES
                   - Schedule II - Valuation and Qualifying Accounts and Reserves.......         65
                   - Schedule III - Real Estate and Accumulated Depreciation............         66
                   - Notes to Schedule III..............................................         73

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

                 10.106   Executed Form of Modification of Indebtedness Secured
                          by Open-ended Mortgage, Assignment of Rents and
                          Security Agreement for each of the three individual
                          mortgages, dated as of June 17, 1999 and issued by
                          Glimcher Properties Limited Partnership. (17)
                 10.107   Security Agreement - Interest Rate Protection  Contract dated as of June 17, 1999,  executed by Glimcher
                          Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (17)
                 10.108   Mortgage, Security Agreement and Financing Statement by Glimcher Properties Limited Partnership to
                          Jackson National Life Insurance dated as of June 28, 1999. (18)
                 10.109   Deed of Trust,  Security  Agreement,  Fixture Filing and Financing  Statement by Glimcher Properties
                          Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999. (18)
                 10.110   Mortgage,  Security Agreement Fixture Filing and Financing  Statement by Glimcher  Properties Limited
                          Partnership to Jackson National Life Insurance dated as of June 28, 1999. (18)
                 10.111   Deed of Trust,  Security  Agreement,  Fixture Filing and Financing  Statement by Glimcher Properties
                          Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999. (18)
                 10.112   Deed of Trust,  Security  Agreement,  Fixture Filing and Financing  Statement by Glimcher Properties
                          Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999. (18)
                 10.113   Promissory Note dated as of June 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of ninety million dollars ($90,000,000). (18)


                 10.114   Deed to Secure Debt and Security Agreement by Glimcher Properties Limited Partnership to Jackson National
                          Life Insurance dated as of October 12, 1999. (18)
                 10.115   Employment Agreement by and between GRT and William G. Cornely, dated December 1, 2000. (18)
                 10.116   Employment Agreement by and between GDC and P. Martin Yates, dated January 3, 2000. (18)
                 10.117   Employment Agreement by and between GDC and Scott McCarthy, dated October 1, 2000. (18)
                 10.118   Severance Benefits Agreement by and between GPLP and P. Martin Yates, dated February 1, 2000. (18)
                 10.119   Severance Benefits Agreement by and between GPLP and Scott McCarthy, dated October 1, 2000. (18)
                 10.120   Consolidated,  Amended and Restated Note dated as of June 30, 2000,  issued by Glimcher  Properties
                          Limited  Partnership in the amount of One hundred twenty seven million five hundred thousand dollars
                          ($127,500,000). (18)
                 10.121   Indenture of Mortgage, Deed of Trust, Security Agreement,  Financing Statement,  Fixture Filing and
                          Assignment of Leases and Rents by Glimcher Properties Limited Partnership to Prudential Securities Credit
                          Corporation, LLC dated as of July 30, 2000. (18)
                 10.122   Promissory Note dated as of October 16, 2000, issued by Glimcher Properties Limited Partnership in the amount of eight million dollars ($8,000,000). (18)
                 10.123   Mortgage and Security Agreement by Glimcher Westpark Plaza, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001.
                 10.124   Promissory Note dated as of August 2, 2001, issued by
                          Glimcher Westpark Plaza, LLC in the amount of two
                          million five hundred thirty eight thousand dollars
                          ($2,538,000).
                 10.125   Deed of Trust, Security Agreement, by Shady Springs Plaza, LLC to Lehman Brothers Bank, FSB dated as of
                          August 2, 2001.
                 10.126   Promissory Note dated as of August 2, 2001, issued by
                          Shady Springs Plaza, LLC in the amount of two million
                          nine hundred eighty five dollars ($2,985,000).
                 10.127   Open-end Mortgage and Security Agreement by New Boston Mall, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001.
                 10.128   Promissory Note dated as of August 2, 2001, issued by
                          New Boston Mall, LLC in the amount of three million
                          eight hundred thousand dollars ($3,800,000).
                 10.129   Mortgage and Security Agreement by Morningside Plaza,
                          LLC to Lehman Brothers Bank, FSB dated as of August 2,
                          2001.
                 10.130   Promissory Note dated as of August 2, 2001, issued by
                          Morningside Plaza, LLC in the amount of two million
                          six hundred fifty dollars ($2,650,000).
                 10.131   Open-end Mortgage and Security Agreement by East
                          Pointe Venture, LLC to Lehman Brothers Bank, FSB dated
                          as February 8, 2001.
                 10.132   Promissory Note dated as of February 8, 2001, issued
                          by East Pointe Venture, LLC in the amount of five
                          million nine hundred fifty thousand dollars
                          ($5,950,000).
                 10.133   Open-end Mortgage and Security Agreement by Mount
                          Vernon Venture, LLC to Lehman Brothers Bank, FSB dated
                          as of January 16, 2001.
                 10.134   Promissory Note dated as of January 16, 2001, issued
                          by Mount Vernon Venture, LLC in the amount of nine
                          million three hundred thousand dollars ($9,300,000).
                 10.135   Open-end Mortgage and Security Agreement by Loyal Plaza Venture, L.P. to Lehman Brothers Bank,
                          FSB dated as of May 31, 2001.
                 10.136   Promissory Note dated as of May 31, 2001, issued by Loyal Plaza Venture, L.P. in the amount of fourteen million dollars ($14,000,000).
                 10.137   Open-end Mortgage and Security Agreement by Meadowview
                          Square, LLC to Lehman Brothers Bank, FSB dated as of
                          February 14, 2001.
                 10.138   Promissory Note dated as of February 14, 2001, issued
                          by Meadowview Square, LLC in the amount of seven
                          million five hundred fifty thousand dollars
                          ($7,550,000).
                 10.139   Open-end Mortgage and Security Agreement by River Valley Venture, LLC to Lehman Brothers Bank, FSB
                          dated as of April 17, 2001.
                 10.140   Promissory Note dated as of April 17, 2001, issued by
                          River Valley Venture, LLC in the amount of eight
                          million five hundred seventy five thousand dollars
                          ($8,575,000).

                 10.141   First  Amendment to Third Amended and Restated Loan Agreement  among The Huntington  National Bank,
                          KeyBank  National  Association and LaSalle Bank, N.A. dated as of August 1, 2001.
                 10.142   Substitute Revolving Note dated as of August 1, 2001, issued by LaSalle Bank N.A. in the amount of
                          $20,000,000.
                 10.143   Substitute Revolving Note dated as of August 1, 2001,
                          issued by KeyBank National Association in the amount
                          of $30,000,000.
                 10.144   Substitute Revolving Note dated as of August 1, 2001, issued by The Huntington National Bank in the amount of $30,000,000.
                 10.145   Substitute Revolving Note dated as of August 1, 2001, issued by Bankers Trust Company in the amount of
                          $20,000,000.
                 10.146   Mortgage, Security Agreement, Absolute Assignment of
                          Leases and Rents and Fixture Filing by Glimcher
                          Northtown Venture, LLC to Bankers Trust Company dated
                          as of August 30, 2001.
                 10.147   Senior Promissory Note dated as of August 30, 2001,
                          issued by Glimcher Northtown Venture, LLC in the
                          amount of thirty one million dollars ($31,000,000).
                 10.148   Junior Mortgage, Security Agreement, Absolute
                          Assignment of Leases and Rents and Fixture Filing by
                          Glimcher Northtown Venture, LLC to Bankers Trust
                          Company dated as of August 30, 2001.
                 10.149   Junior Promissory Note dated as of August 30, 2001,
                          issued by Glimcher Northtown Venture, LLC in the
                          amount of nine million dollars ($9,000,000).
                 10.150   Mortgage and Security Agreement by Barren River Plaza, LLC to Lehman Brothers Bank, FSB dated as of
                          December 20, 2001.
                 10.151   Promissory Note dated as of December 20, 2001, issued
                          by Barren River Plaza, LLC in the amount of seven
                          million nine hundred thousand dollars ($7,900,000).
                 10.152   Fee and Leasehold Deed of Trust and Security Agreement
                          by Glimcher Lloyd Center, LLC to Lehman Brothers Bank,
                          FSB dated as of October 12, 2001.
                 10.153   Promissory Note dated as of October 12, 2001, issued
                          by Glimcher Lloyd Center, LLC in the amount of one
                          hundred thirty million dollars ($130,000,000).
                 10.154   Mortgage, Assignment of Leases and Rents, Security
                          Agreement, and Fixture Filing by Glimcher Ashland
                          Venture, LLC to KeyBank National Association dated as
                          of October 12, 2001.
                 10.155   Promissory Note dated as of October 12, 2001 issued by
                          Glimcher Ashland Venture, LLC in the amount of twenty
                          seven million dollars ($27,000,000).
                    21.1  Subsidiaries of the Registrant
                    23.1  Consent of Independent Accountants

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

        (12)    Incorporated by reference to GRT's Form 8-K filed with the
                Securities and Exchange Commission on December 31, 1997.
        (13)    Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1997, filed with the
                Securities and Exchange Commission on March 31, 1998.
        (14) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 11, 1998.
        (15) Incorporated by reference to GRT's Annual Report Form 10-K for the Fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
        (16) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
        (17) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.
        (18) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

(b)      REPORTS ON FORM 8-K
                None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLIMCHER REALTY TRUST
                             /s/ Herbert Glimcher
                             --------------------------------------------------
                             Herbert Glimcher
                             Chairman of the Board and Chief Executive Officer March 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert Glimcher                                        Chairman of the Board,                March 5, 2002
--------------------------------------------------    Chief Executive Officer (Principal
Herbert Glimcher                                        Executive Officer) and Trustee


/s/ Michael P. Glimcher                                      President and Trustee               March 5, 2002
--------------------------------------------------
Michael P. Glimcher
                                                           Executive Vice President,
/s/ William G. Cornely                                     Chief Operating Officer,              March 5, 2002
--------------------------------------------------    Chief Financial Officer, Treasurer
William G. Cornely                                                   and Trustee


/s/ George A. Schmidt                                     Executive Vice President,              March 5, 2002
--------------------------------------------------        General Counsel, Secretary
George A. Schmidt                                                    and Trustee


/s/ Wayne S. Doran                                         Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Wayne S. Doran

/s/ Philip G. Barach                                       Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Philip G. Barach


/s/ Oliver Birckhead                                       Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Oliver Birckhead


/s/ David J. Glimcher                                      Member, Board of Trustees             March 5, 2002
--------------------------------------------------
David J. Glimcher


/s/ Janice Page                                            Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Janice Page


/s/ Alan R. Weiler                                         Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Alan R. Weiler


/s/ Harvey Weinberg                                        Member, Board of Trustees             March 5, 2002
--------------------------------------------------
Harvey Weinberg

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (a) (1) on pages 33 and 34 present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)
(2) on page 34 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, effective January 1, 2001 the Company changed its method of accounting for derivatives.




PricewaterhouseCoopers LLP


Columbus, Ohio
February 21, 2002


                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                2001                 2000
                                                                                ----                 ----
Investment in real estate:
   Land ...................................................................   $   216,795        $   187,282
   Buildings, improvements and equipment ..................................     1,591,624          1,383,402
   Developments in progress ...............................................        29,747             12,804
                                                                              -----------        -----------
                                                                                1,838,166          1,583,488
   Less accumulated depreciation ..........................................       288,485            225,482
                                                                              -----------        -----------
     Net property and equipment ...........................................     1,549,681          1,358,006
   Investment in unconsolidated real estate entities ......................        48,001            137,691
                                                                              -----------        -----------
     Net investment in real estate ........................................     1,597,682          1,495,697
                                                                              -----------        -----------

Cash and cash equivalents .................................................         8,709              5,414
Cash in escrow ............................................................        58,528             19,919
Tenant accounts receivable, net ...........................................        65,275             48,429
Deferred expenses, net ....................................................        25,589             16,373
Prepaid and other assets ..................................................         2,736              3,713
                                                                              -----------        -----------
                                                                              $ 1,758,519        $ 1,589,545
                                                                              ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ....................................................   $ 1,083,741        $   906,066
Notes payable .............................................................       163,000            163,400
Accounts payable and accrued expenses .....................................        67,329             41,919
Distributions payable .....................................................        18,970             18,644
                                                                              -----------        -----------
                                                                                1,333,040          1,130,029
                                                                              -----------        -----------
Commitments and contingencies

Minority interest in operating partnership ................................        28,954             29,569
                                                                              -----------        -----------

Redeemable preferred shares:
   Series A-1 and Series D convertible preferred shares of
     beneficial interest, $0.01 par value, 90,000 shares
     issued and outstanding as of December 31, 2000 .......................                          90,000
                                                                                                -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding ...................       127,950            127,950
   Common shares of beneficial interest, $0.01 par value, 30,093,231 and 23,821,652 shares issued and outstanding as of
     December 31, 2001 and 2000, respectively .............................           301                238
  Additional paid-in capital ..............................................       441,696            355,430
  Distributions in excess of accumulated earnings .........................      (166,956)          (143,671)
  Accumulated other comprehensive (loss) income ...........................        (6,466)
                                                                              -----------        -----------
                                                                                  396,525            339,947
                                                                              -----------        -----------
                                                                              $ 1,758,519        $ 1,589,545
                                                                              ===========        ===========




         The accompanying notes are an integral part of these consolidated financial statements.



                             GLIMCHER REALTY TRUST

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                2001              2000            1999
                                                                                ----              ----            ----
Revenues:
     Minimum rents ....................................................      $ 180,231         $163,149        $ 155,272
     Percentage rents .................................................          7,296            7,538            7,356
    Tenant reimbursements .............................................         76,979           62,723           54,652
    Other .............................................................         25,902           16,579           14,541
                                                                             ---------         --------        ---------
       Total revenues .................................................        290,408          249,989          231,821
                                                                             ---------         --------        ---------
Expenses:
     Real estate taxes ................................................         29,741           22,232           21,032
     Property operating expenses ......................................         53,932           45,282           40,556
                                                                                               --------        ---------
                                                                                83,673           67,514           61,588
    Provision for doubtful accounts ...................................          7,047            2,780            2,635
    Other operating expenses ..........................................          8,143            2,922            2,714
    Write-off of development cost .....................................          3,208
    Depreciation and amortization .....................................         60,230           47,446           41,557
    General and administrative ........................................         11,243           10,205            9,417
                                                                             ---------         --------        ---------
       Total expenses .................................................        173,544          130,867          117,911
                                                                             ---------         --------        ---------

       Operating income ...............................................        116,864          119,122          113,910

(Loss) gain on sales of properties ....................................           (610)           4,358              (12)
Interest income .......................................................          1,202            2,341            1,534
Interest expense ......................................................         89,866           85,670           66,873
Equity in income (loss) of unconsolidated entities ....................          2,044            3,607           (4,570)
Minority interest in operating partnership ............................          3,519            2,365            2,316
                                                                             ---------         --------        ---------
Income before extraordinary item and cumulative effect of
  accounting change ...................................................         26,115           41,393           41,673
Extraordinary item:  Early extinguishment of debt .....................          1,299              443              545
                                                                             ---------         --------        ---------
Income before cumulative effect of accounting change ..................         24,816
    Cumulative effect of accounting change ............................            116
                                                                             ---------         --------        ---------
       Net income .....................................................         24,700           40,950           41,128
Less: Preferred stock dividends .......................................         15,777           22,469           21,620
Add: Discount on redemption of preferred stock ........................         22,440
                                                                             ---------         --------        ---------

       Net income available to common shareholders ....................      $  31,363         $ 18,481        $  19,508
                                                                             =========         ========        =========

EPS before extraordinary item and cumulative effect of
  accounting change (basic) ...........................................      $    1.18         $   0.79        $    0.84
Extraordinary item and cumulative effect of accounting change .........      $    0.05         $   0.02        $    0.02
EPS (basic) ...........................................................      $    1.14         $   0.78        $    0.82

EPS before extraordinary item and cumulative effect of
  accounting change (diluted) .........................................      $    1.17         $   0.79        $    0.84
Extraordinary item and cumulative effect of accounting change .........      $    0.05         $   0.02        $    0.02
EPS (diluted) .........................................................      $    1.12         $   0.78        $    0.82

Cash distributions declared per common share of beneficial interest ...      $  1.9232         $ 1.9232        $  1.9232
                                                                             =========         ========        =========

Comprehensive Income:
      Net income ......................................................      $  24,700         $ 40,950        $  41,128
      Other comprehensive income (loss) on derivative instruments .....         (6,466)
                                                                             ---------         --------        ---------
      Comprehensive income ............................................      $  18,234         $ 40,950        $  41,128
                                                                             =========         ========        =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                                        GLIMCHER REALTY TRUST


                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   SERIES A-1 AND D      SERIES B        COMMON SHARES OF
                                                     CONVERTIBLE        CUMULATIVE     BENEFICIAL INTEREST          ADDITIONAL
                                                      PREFERRED          PREFERRED    ---------------------           PAID-IN
                                                        SHARES             SHARES       SHARES        AMOUNT          CAPITAL
                                                    ---------------    ------------   ---------      --------         -------
Balance, December 31, 1998 .......................   $  90,000           $ 127,950     23,711,098    $   237          $353,117
  Distributions declared, $1.9232 per share
  Proceeds from Distribution Reinvestment ........
     and Share Purchase Plan .....................                                         31,875          1               501
  401(k) Shares issued ...........................                                         14,728                          229
  OP unit conversion .............................                                          7,178                          115
  Preferred stock dividends declared
  Net income
  Transfer to minority interest in partnership ...                                                                        (106)
                                                     ---------           ---------    -----------    -------          --------
Balance, December 31, 1999 .......................      90,000             127,950     23,764,879        238           353,856

Distributions declared, $1.9232 per share ........
  Distribution Reinvestment and Share Purchase Plan                                        35,516                          483
Exercise of stock options .........................                                         3,000                           37
  401(k) Shares issued ............................                                        18,257                          248
  Preferred stock dividends declared ..............
  Net income ......................................
  Transfer from minority interest in partnership ..                                                                        806
                                                     ---------           ---------    -----------    -------          --------
Balance, December 31, 2000 ........................     90,000             127,950     23,821,652        238           355,430

  Distributions declared, $1.9232 per share .......
  Distribution Reinvestment and Share Purchase Plan                                        34,201                          525
  Exercise of stock options .......................                                       265,070          3             4,760
  401(k) Shares issued ............................                                        11,646                          208
  OP unit conversion ..............................                                        35,662          1               667
  Issuance of Shares from public offering .........                                     5,925,000         59            83,649
  Preferred stock dividends declared ..............
  Redemption of preferred equity ..................    (90,000)
  Net income ......................................
  Other comprehensive income (loss) on derivative
     instruments .................................

  Transfer from minority interest in partnership .                                                                      (3,543)
                                                     ---------           ---------    -----------    -------          --------
Balance, December 31, 2001 .......................   $                   $ 127,950     30,093,231    $   301          $441,696
                                                     =========           =========    ===========    =======          ========


                                                    DISTRIBUTIONS
                                                     IN EXCESS OF   ACCUMULATED OTHER
                                                     ACCUMULATED      COMPREHENSIVE
                                                       EARNINGS       INCOME/(LOSS)          TOTAL
                                                       --------       -------------          -----

Balance, December 31, 1998 ........................   $ (90,229)       $    --           $ 481,075
  Distributions declared, $1.9232 per share .......     (45,663)                           (45,663)
  Proceeds from Distribution Reinvestment
     and Share Purchase Plan ......................                                            502
  401(k) Shares issued ............................                                            229
  OP unit conversion ..............................                                            115
  Preferred stock dividends declared ..............     (21,620)                           (21,620)
  Net income ......................................      41,128                             41,128
  Transfer to minority interest in partnership                                                (106)
                                                      ---------        --------          ---------
Balance, December 31, 1999 ........................    (116,384)                           455,660

Distributions declared, $1.9232 per share .........     (45,768)                           (45,768)
  Distribution Reinvestment and Share Purchase Plan                                            483
Exercise of stock options .........................                                             37
  401(k) Shares issued ............................                                            248
  Preferred stock dividends declared ..............     (22,469)                           (22,469)
  Net income ......................................      40,950                             40,950
  Transfer from minority interest in partnership ..                                            806
                                                      ---------        --------          ---------
Balance, December 31, 2000 ........................    (143,671)                           429,947

  Distributions declared, $1.9232 per share .......     (54,648)                           (54,648)
  Distribution Reinvestment and Share Purchase Plan                                            525
  Exercise of stock options .......................                                          4,763
  401(k) Shares issued ............................                                            208
  OP unit conversion ..............................                                            668
  Issuance of Shares from public offering .........                                         83,708
  Preferred stock dividends declared ..............     (15,777)                           (15,777)
  Redemption of preferred equity ..................                                        (90,000)
  Net income ......................................      47,140                             47,140
  Other comprehensive income (loss) on derivative
     instruments ..................................                      (6,466)            (6,466)
  Transfer from minority interest in partnership                                            (3,543)
                                                      ---------        --------          ---------
Balance, December 31, 2001                            $(166,956)       $ (6,466)         $ 396,525
                                                      =========        ========          =========




         The accompanying notes are an integral part of these consolidated financial statements.

                                                        GLIMCHER REALTY TRUST

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                          2001              2000             1999
                                                                                          ----              ----             ----
Cash flows from operating activities:
 Net income ..................................................................        $  24,700         $  40,950         $  41,128
 Adjustments to reconcile net income to net cash provided
   by operating activities:
      Provision for doubtful accounts ........................................            7,047             2,780             2,635
      Depreciation and amortization ..........................................           60,230            47,446            41,556
      Loan fee amortization ..................................................            4,784             4,889             2,541
      Equity in (income) loss of unconsolidated entities .....................           (2,044)           (3,607)            4,570
     Capitalized development costs charged to expense ........................            5,670
     Minority interest in partnership ........................................            3,519             2,365             2,316
     Cumulative effect of accounting change ..................................              116
      Loss (gain) on sales of properties/outparcels ..........................              610            (4,358)               12
      Extraordinary loss on long term debt extinguishment ....................            1,099               443               545
Net changes in operating assets and liabilities:
      Tenant accounts receivable, net ........................................          (15,162)          (13,743)           (6,746)
      Prepaid and other assets ...............................................            1,803             2,701               433
      Accounts payable and accrued expenses ..................................           10,392            (4,698)            8,130
                                                                                      ---------         ---------         ---------

        Net cash provided by operating activities ............................          102,764            75,168            97,120
                                                                                      ---------         ---------         ---------

Cash flows from investing activities:
 Additions to investment in real estate ......................................          (37,558)          (22,959)          (25,334)
(Investment in) proceeds from unconsolidated entities ........................           (1,648)           (8,493)           13,570
 Proceeds from sales of properties ...........................................           35,799            41,431            17,890
 (Payments to) withdrawals from cash in escrow ...............................          (38,183)            4,634           (13,121)
 Additions to deferred expenses ..............................................          (16,292)          (11,488)           (5,626)
                                                                                      ---------         ---------         ---------

        Net cash (used in) provided by investing activities ..................          (57,882)            3,125           (12,621)
                                                                                      ---------         ---------         ---------

Cash flows from financing activities:
 (Payments to) proceeds from revolving line of credit, net ...................             (400)           38,400           (38,000)
 Proceeds from issuance of mortgages and notes payable .......................          387,362           207,686           217,825
 Principal payments on mortgage and notes payable ............................         (372,687)         (249,956)         (196,641)
 Proceeds from issuance of common shares of beneficial
   interest, net of underwriting and other offering costs of $723 ............           83,708
 Redemption of preferred shares ..............................................          (67,560)
 Net proceeds from other issuance of shares ..................................            4,283               520               501
 Cash distributions ..........................................................          (76,293)          (78,568)          (68,094)
                                                                                      ---------         ---------         ---------

        Net cash used in financing activities ................................          (41,587)          (81,918)          (84,409)
                                                                                      ---------         ---------         ---------

Net change in cash and cash equivalents ......................................            3,295            (3,625)               90

Cash and cash equivalents, at beginning of period ............................            5,414             9,039             8,949
                                                                                      ---------         ---------         ---------

Cash and cash equivalents, at end of period ..................................        $   8,709         $   5,414         $   9,039
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Malls") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 2001, the Company managed and leased a total of 102 Properties, 94 of which were wholly owned and eight of which were partially owned in joint ventures, consisting of 23 Malls and 79 Community Centers.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership"), (90.4% and 88.6% owned by GRT at December 31, 2001 and December 31, 2000, respectively) of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 19 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Georgesville Square, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, River Valley Venture, LLC, Elizabeth MetroMall, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC and Barren River Plaza, LLC), one Colorado limited liability company (Olathe Mall, LLC), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and one Pennsylvania limited partnership (Loyal Plaza Venture Limited Partnership), all of which are owned directly or indirectly and controlled by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated in consolidation. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and it is included in the consolidated financial statements of the Company from that date.

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

         Depreciation expense is computed using the straight-line method and estimated useful lives for building and improvements of 40 years and equipment and fixtures of five to 10 years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Maintenance and repairs are charged to expense when incurred.

         Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The Company recognizes property sales in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2001 and 2000, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Cash in Escrow

         Cash in escrow consists primarily of cash held for real estate taxes, insurance and Property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements. At December 31, 2001, the Company also held $40,000 of restricted cash in connection with the defeasance of a mortgage note payable.

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $10,254 and $13,476 as of December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, the Company expensed $1,299, $443 and $545, respectively, of unamortized financing fees in connection with the early retirement of debt. Such amounts have been reported as extraordinary items in the accompanying financial statements.

Derivative Financial Instruments

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Prior to 2001, gains and losses related to interest rate swaps and caps, were recognized as an adjustment to interest expense over the life of the agreements. Any premiums paid were recorded as assets and amortized over the life of the underlying derivative agreement.

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants' sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of fee income, which, relates to property management services and is recognized in the period in which the service is performed, temporary tenant revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

         An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $3,416 and $1,345 as of December 31, 2001 and 2000, respectively.

Interest Costs                                                                       YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                          2001              2000                  1999
                                                                          ----              ----                  ----
          Interest capitalized ...........................         $     4,130           $     2,149           $   5,823
          Interest expense ...............................              84,431                80,780              64,333
          Amortization of loan fees ......................               5,435                 4,890               2,540
                                                                   -----------           -----------           ---------
          Total interest costs ...........................         $    93,996           $    87,819           $  72,696
                                                                   ===========           ===========           =========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Investment in Unconsolidated Real Estate Entities

         The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provision of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company's investment in the respective investees and the Company's share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $1,807, $676 and $1,164 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes

         GRT files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, (the "Code"). In order to qualify as a REIT, GRT is required to distribute at least 90.0% of its ordinary taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

         The Company's subsidiary, GDC, which is a non-qualified REIT subsidiary under Section 856 (I) of the Code. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation. In accordance with SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards of GDC. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

         The 2001, 2000 and 1999 net tax operating loss carryforwards for GDC, in the aggregate, are approximately $7,753, $9,446 and $9,091, respectively, and expire during the years 2011 to 2021. The gross deferred tax assets were $3,101, $3,779 and $3,636 at December 31, 2001, 2000 and 1999, respectively, and relate principally to net operating losses of GDC. Gross deferred tax liabilities of $2,054, $2,188 and $2,173 at December 31, 2001, 2000 and 1999, respectively, relate primarily to the tax basis differences in capitalized development costs. The deferred tax valuation allowance was $1,047, $1,591 and $1,463 at December 31, 2001, 2000 and 1999, respectively. The Company reserves for net deferred tax assets when management believes it is more likely than not that they will not be realized.

Minority Interest

         Minority interest represents the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the "Unit Holders"). Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Unit Holders by the total Operating Partnership Units outstanding. The issuance of additional Shares or Operating Partnership Units changes the percentage ownership of both the Unit Holders and the Company. Since a Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $3,527, $3,182 and $1,794 were accrued for real estate improvements and other assets as of December 31, 2001, 2000 and 1999, respectively. During the third quarter of 2000, the Company issued 260,583 new Operating Partnership units with a value of $4.0 million in connection with the Polaris Mall, LLC transaction.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Share distributions of $14,469, $11,451 and $11,425 and Operating Partnership distributions of $1,534, $1,551 and $1,426 had been declared but not paid as of December 31, 2001, 2000 and 1999, respectively. Series A-1 convertible preferred share distributions of $1,014 and $950 had been declared but not paid as of December 31, 2000 and 1999, respectively. Series D convertible preferred share distributions of $1,669 and $6,259 had been declared but not paid as of December 31, 2000 and 1999, respectively. Series B cumulative preferred share distributions of $2,959, $2,959 and $2,959 had been declared but not paid as of December 31, 2001, 2000 and 1999, respectively.

         Amounts paid for interest were $88,479, $83,590 and $73,880 in 2001, 2000 and 1999, respectively. Amounts paid for state and local income taxes were $640, $913 and $895 in 2001, 2000 and 1999, respectively.

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

New Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The Company has determined that SFAS No. 142 has no immediate impact on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective at the beginning of 2003. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position or results of operations.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations, have been made in the financial statements to conform to the 2001 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE AS OF DECEMBER 31, 2001 AND 2000 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-------------------------------------------------------------------------------------------------------------------------
                                        2001          2000         2001        2000
                                        ----          ----         ----        ----
Grand Central L.P................  $   51,097      $  51,625       7.18%       7.18%     (b)     $46,065   Feb. 1, 2009
Glimcher Holdings L.P. - Loan B..      40,000         40,000       7.51%       7.51%     (a)       (p)        (p)
Morgantown Mall Associates L.P...      56,428         57,069       6.89%       6.89%     (b)       (c)        (c)
University Mall L.P..............      68,176         69,081       7.09%       7.09%     (b)       (d)         (d)
Northtown Mall, LLC..............      40,000         40,000        (e)         6.91%    (a)      40,000  Aug. 31, 2003
Montgomery Mall Associates L.P...      46,102         46,640       6.79%       6.79%     (b)        (f)        (f)
Weberstown Mall, LLC.............      20,044         20,235       7.43%       7.43%     (b)      19,033    May 1, 2006
Glimcher Lloyd Center, LLC.......     130,000        130,000        (g)         (g)      (a)     130,000  Nov. 10, 2003
Great Plains Metro Mall, LLC.....      42,000         42,000        (h)         (h)      (a)      42,000   Jul. 9, 2004
Johnson City Venture, LLC........      40,593         40,873       8.37%       8.37%     (b)      37,026   Jun. 1, 2010
Glimcher River Valley Mall, LLC..      38,000                      (i)                   (a)      38,000  Dec. 31, 2004
Glimcher Ashland Venture, LLC....      26,968                      7.25%                 (b)      21,817   Nov. 1, 2011
Elizabeth MetroMall, LLC.........     162,190                      8.20%                 (b)     161,489   May 31, 2002
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000       7.47%       7.47%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      85,503         87,534       8.46%       8.46%     (b)      63,346   Jul. 1, 2009
    Other Mortgage Notes.........      98,918         46,866        (j)         (j)      (b)      83,183       (k)
    Other Bridge Facilities......      60,093        147,180        (l)        (l)       (a)      60,093       (m)
    Tax Exempt Bonds.............      19,000         19,000       6.00%       6.00%     (n)      19,000   Nov. 1, 2028
    Construction Loans.......           8,629         17,963        (o)         (o)    (a) (b)     8,629   Apr. 1, 2002
                                 ------------    -----------
Total Mortgage Notes Payable.....  $1,083,741     $ 906,066
                                 =============   ===========

(a)  The loan requires monthly payments of interest only.
(b)  The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in 2013.
(e) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points (5.62% at December 31, 2001).
(f) The loan matures in August 2028, with an optional prepayment date in 2005.
(g) Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points (6.25% at December 31, 2001 and 7.96% at December 31, 2000).
(h) Interest rate of LIBOR (capped at 8.00% until maturity) plus 355 basis points (5.45% at December 31, 2001 and 10.26% at December 31, 2000).
(i) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points (5.00% at December 31, 2001).
(j)  Interest rates ranging from 7.15% to 8.75% at December 31, 2001 and
     7.88% to 8.75% at December 31, 2000.
(k)  Final maturity dates ranging from June 2002 to April 2016.
(l) Interest rates ranging from LIBOR plus 600 basis points (8.14%) to 11.00% fixed at December 31, 2001 and 175 - 200 basis points (8.57% - 8.75%) to 11.00% fixed at December 31, 2000.
(m)  Final Maturity dates ranging from March 2002 to January 2003.
(n)  The loan requires semi-annual payments of interest.
(o)  Interest rate of LIBOR plus 250 basis points (4.78%  at December 31,
     2001) and ranging from 8.68% - 8.78% at December 31, 2000.
(p) During 2001, the $40,000 loan was fully defeased with substitute collateral of U. S. Treasuries and the principal balance was paid in full on February 4, 2002. At December 31, 2001, the balance sheet includes $40,000 in cash in escrow and $40,000 in mortgage notes payable.

         All mortgage notes payable are collateralized by certain Properties owned by the respective partnerships with net book value of $1,304,037 and $1,213,357 at December 31, 2001 and 2000, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. In general, the cross-defaulted Properties are under common ownership.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2001, are as follows:
2002-$314,710; 2003-$201,145; 2004-$87,958; 2005-$52,203; 2006-$27,457;
thereafter-$400,268.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       NOTES PAYABLE

                  Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers with a net book value of $147,377 and $144,649 at December 31, 2001 and 2000, respectively. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.15% per annum and 8.46% per annum at December 31, 2001 and 2000, respectively). Payments due under the Credit Facility are guaranteed by the Operating Partnership. During 2001 and 2000, the weighted-average interest rate was 6.93% and 8.42%, respectively.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At December 31, 2001, the balance outstanding on the Credit Facility was $163,000. In addition, $1,906 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 2001, the unused balance of the Credit Facility available to the Company was $5,094.

5.       SERIES A-1, B, D AND E PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

         In May, the Company announced the completion of a follow-on public offering (the "Offering") of 5,925,000 common shares of beneficial interest (including 5,175,000 shares completed May 18, 2001 and 750,000 over-allotment shares completed May 25, 2001) at a price of $15.00 per share. Total net proceeds were approximately $84,400.

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

         On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the "Plan") pursuant to which a distribution will be made of one preferred share purchase right (a "Right") for each outstanding common share. The distribution was made on March 22, 1999, to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the "Preferred Shares"), at a price of $55.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an "Acquiring Person"). Alternatively, each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the right to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company may use derivative financial instruments to manage the risk of changes in its cash flows attributable to changes in interest rates, including interest rate swaps, which effectively convert variable rate debt to fixed rate debt, and interest rate caps, which limit the interest rates on debt. The Company's interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based upon their credit ratings and other factors.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and interpreted by Derivatives Implementation Group Issues. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and to measure those instruments at fair value.

         The adoption of SFAS No. 133 resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the year ended December 31, 2001, the Company recognized additional other comprehensive loss of $6,271 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2001, net of $4,966 in reclassifications to earnings for interest rate swap settlements during the period and $822 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of December 31, 2001. The notional values provide an indication of the extent of the Company's involvement in these instruments, but do not represent exposure to credit, interest rate or market risks.

                                                                      INTEREST
               HEDGE TYPE                            NOTIONAL VALUE      RATE           MATURITY        FAIR VALUE
               ----------                            --------------      ----           --------        ----------

         Swap - Cash Flow.......................        $  162,000       5.90%      Jun. 3, 2002        $ (3,259)
         Swap - Cash Flow.......................        $  110,000       5.39%     Jan. 31, 2004        $ (4,619)
         Cap - Cash Flow........................        $   45,000       8.00%     Jul. 15, 2002        $      0
         Cap - Cash Flow........................        $   40,000       6.00%      Sep. 1, 2003        $     68
         Cap - Cash Flow........................        $  130,000       6.25%      Nov.10, 2003        $    308

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         On December 31, 2001, the derivative instruments were reported at their aggregate fair value of $(7,502) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $3,259 of the current balance held in accumulated other comprehensive loss. There was no hedge ineffectiveness during the year ended December 31, 2001.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

7.       RENTALS UNDER OPERATING LEASES

         GRT receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2001 are as follows:
                    2002............................     $   175,248
                    2003............................         160,409
                    2004............................         142,368
                    2005............................         124,012
                    2006............................         110,762
                    Thereafter......................          97,718
                                                         -----------
                                                         $   810,517
                                                         ===========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,233, $2,136 and $2,319 for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

8.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC. At December 31, 2001, a family member of an officer of the Company held an interest in San Mall, LLC, which was acquired from a third party during the three month period ended
March 31, 2001.

         The share of net income for all of 2000 and for the period January 1, 2000 to October 31, 2000, includes the Company's 95.00% non-voting interest in GDC and 50.00% interest in Johnson City Venture, LLC, respectively. Effective November 1, 2000, the Company acquired the additional 50.00% interest in Johnson City Venture, LLC; effective January 1, 2001, the Company acquired 100.00% of the voting and the remaining 5.00% non-voting interest in GDC. Both entities are fully consolidated from those dates. Additionally, the share of net income for all of 2000 and through March 31, 2001, includes the Company's 30.00% interest in Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently, in May 2001 acquired the remaining 40.00% interest in each entity. As a result, both entities are fully consolidated from April 2001.

          The summary financial information of the Company's unconsolidated entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEETS
                                                                                         DECEMBER 31,
                                                                            ------------------------------------
                                                                                  2001                   2000
                                                                            --------------          ------------
Assets:
     Investment properties at cost, net .................................     $ 509,294               $639,931
     Other assets .......................................................        60,293                 70,008
                                                                              ---------               --------
                                                                              $ 569,587               $709,939
                                                                              =========               ========
Liabilities and Members' Equity:
     Mortgage note payable ..............................................     $ 392,649               $465,393
     Other liabilities ..................................................        42,340                 67,628
                                                                              ---------               --------
                                                                                434,989                533,021
     Members' equity ....................................................       134,598                176,918
                                                                              ---------               --------
                                                                              $ 569,587               $709,939
                                                                              =========               ========
Operating Partnership's Share of Members' equity ........................     $  50,526               $ 91,944
                                                                              =========               ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED ENTITIES:

     Members' equity ....................................................     $  50,526               $ 91,944
     Advances (from) to and additional costs ............................        (2,525)                45,747
                                                                              ---------               --------
     Investment in unconsolidated entities ..............................     $  48,001               $137,691
                                                                              =========               ========


STATEMENT OF OPERATIONS                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                               2001                     2000
                                                                               ----                     ----

Total revenues ..........................................................     $ 92,626                $132,859
Operating expenses ......................................................       40,819                  53,899
                                                                              --------                --------
Net operating income ....................................................       51,807                  78,960
Depreciation and amortization ...........................................       18,140                  23,969
Other expenses ..........................................................        1,789                   3,868
Interest expense, net ...................................................       26,335                  39,098
                                                                              --------                --------
Income before extraordinary item ........................................        5,543                  12,025
Extraordinary item ......................................................           20                     277
                                                                              --------                --------
Net income (loss) .......................................................     $  5,523                $ 11,748
                                                                              ========                ========

Operating Partnership's share of net income (loss) ......................     $  2,040                $  3,607
                                                                              ========                ========

Net income (loss) .......................................................     $  5,523                $ 11,748
Other comprehensive (loss) income .......................................       (2,732)
                                                                              --------                --------
Comprehensive (loss) income .............................................     $  2,791                $ 11,748
                                                                              ========                ========

9.       TRANSACTIONS WITH AFFILIATES

         On October 16, 1996, the Company formed GDC, an unconsolidated non-qualified REIT subsidiary that was owned by the Operating Partnership, Herbert Glimcher and Michael P. Glimcher (the "Glimchers"). At December 31, 2000, the Operating Partnership held 95.0% of the ownership interest; the Glimchers held 100.0% of the voting interest and 5.0% of the ownership interest. On January 1, 2001, the Company acquired the Glimcher's interest in GDC for $10.

         GDC provides development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest and to third parties. In 2001, 2000 and 1999, GDC recognized fee income of $2,447, $4,229, and $6,759, respectively, for services provided to the joint ventures.

         During 1999, the Company acquired expansion land adjacent to a Mall for approximately $5,000, from a partnership in which the Glimchers hold an equity interest. Approximately $4,924 is included in accounts payable at both December 31, 2001 and 2000, related to this transaction. Interest paid in 2001, 2000 and 1999 was $300, $300 and $285, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, $1 and $32 in 2001, $17 and $232 in 2000 and $1 and $47 in 1999, respectively, for the use, in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI; GDC and the Company's joint ventures paid the same two companies, $13 and $377 in 2001, $14 and $259 in 2000 and $10 and $526 in 1999
respectively. Additionally, the Company paid Triad CM ("Triad"), which is partially owned by Herbert Glimcher, $630 in 2001, $97 in 2000 and $409 in 1999, respectively, in connection with subcontracting work at GPLP's properties. The Company's joint ventures paid Triad $4,237 in 2001, $2,614 in 2000 and $3,704 in 1999, for services provided to these joint ventures.

         The Company has engaged Archer-Meek-Weiler Agency, Inc. ("AMW"), an agency in which Alan R. Weiler (a Trustee of GRT) is president, to provide property and employee practices liability insurance services to the Company. Total commissions received by AMW during 2001, 2000 and 1999 were approximately $186, $232 and $169, respectively.

         Certain of the Properties had tenants in which officers of GRT held a financial interest. Annual base minimum rents and tenant accounts receivable from these tenants were $350 and $137, respectively in 1999. As of December 31, 1999, such interests had been sold. Also, a family member of an officer of the Company held an interest in tenants in certain of the Properties. Annual base minimum rents were $117, $134 and $94 in 2001, 2000 and 1999, respectively, and accounts (payable) receivable from these tenants were $(32), $45 and $2 at December 31, 2001, 2000 and 1999, respectively.

10.      COMMITMENTS

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, five of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $14 to $27 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2001 are as follows:

                                             OFFICE LEASE       GROUND LEASES
         2002.............................     $   584            $    104
         2003.............................         489                 104
         2004.............................         122                  97
         2005.............................                              93
         2006.............................                              86
         Thereafter.......................                             962
                                               -------            --------
                                               $ 1,195            $  1,446
                                               =======            ========

         Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2001, 2000 and 1999 were $593, $651 and $809, respectively. Ground lease expenses for the years ended December 31, 2001, 2000 and 1999 were $104, $114 and $226, respectively.

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

         In connection with the development of Jersey Gardens, the Operating Partnership provided the senior lending group with a completion guarantee and guarantee of payment of interest on the senior portion of the construction facility to a maximum of $30,000 until the Property achieves a coverage ratio of 1.25.

         As of December 31, 2001 and 2000, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In addition, in July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. The Company began making quarterly PILOT payments commencing May 2000 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended 2001 was $8,925 and increases 10.0% every five years until the final payment is made.

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

         The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, the Company does not recognize compensation expense related to options, as the options are generally granted at a price below the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                                                                         2001                  2000                1999
                                                                         ----                  ----                ----
          Net income available to common shareholders:
             As reported .................................         $    31,363           $    18,481           $  19,508
             Pro forma ...................................              31,284                18,294              19,244

          Earnings per share (diluted):
             As reported .................................         $      1.12           $      0.78           $    0.82
             Pro forma ...................................                1.12                  0.77                0.81

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 4.75% to 7.50%, expected average lives of five years, annual dividend rates of $1.9232 and volatility ranging from 13.0% to 14.0%.

         A summary of the status of the Company's three option plans at December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999                          2000                          2001
                                                             WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                             AVERAGE                       AVERAGE                       AVERAGE
                                                             EXERCISE                      EXERCISE                      EXERCISE
                                             OPTIONS          PRICE      OPTIONS             PRICE      OPTIONS           PRICE
                                             -------          -----      -------             -----      -------           -----
 TRUSTEE PLAN:
 ------------
 Outstanding at beginning of year .....      691,500      $    19.585    1,100,500      $    17.881     1,193,500      $  17.458
 Granted ..............................      409,000           15.000       96,000           12.280        96,000         14.750
 Exercised ............................                                     (3,000)          12.280       (52,000)        14.819
 Forfeited ............................                                                                   (15,000)        16.181
                                          ----------                    ----------                    -----------
 Outstanding at end of year ...........    1,100,500           17.881    1,193,500           17.458     1,222,500         17.360
                                          ==========                    ==========                    ===========

 EMPLOYEE PLAN:
 -------------
 Outstanding at beginning of year .....      537,649      $    19.636    1,046,165      $    17.190     1,241,014      $  15.738
 Granted ..............................      591,500           14.991      431,500           12.280       411,500         14.750
 Exercised ............................                                                                  (213,070)        15.475
 Forfeited ............................      (82,984)          17.362     (236,651)          15.852       (68,421)        14.044
                                          ----------                    ----------                    -----------
 Outstanding at end of year ...........    1,046,165           17.190    1,241,014           15.738     1,371,023         15.717
                                          ==========                    ==========                    ===========

 Options exercisable at year-end under
   the Trustee Plan ...................      521,166                       824,500                                       967,167
 Options exercisable at year-end under
   the Employee Plan ..................      317,998                       508,681                                       686,087
 Weighted-average fair value of options
   granted during the year ............   $   0.1604                     $  0.0707                                     $  0.1204

         The following table summarizes information regarding the options outstanding at December 31, 2001 under the Company's plans:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    -------------------------------------------------       --------------------------------------
                                            WEIGHTED-        WEIGHTED-
                        NUMBER               AVERAGE          AVERAGE             NUMBER              WEIGHTED-
     RANGE OF        OUTSTANDING AT         REMAINING        EXERCISE         EXERCISABLE AT           AVERAGE
  EXERCISE PRICES   DECEMBER 31, 2001    CONTRACTUAL LIFE       PRICE       DECEMBER 31, 2001       EXERCISE PRICE
-----------------   -----------------    ----------------       -----       -----------------       --------------

   TRUSTEE PLAN:
-----------------
$     20.250               101,500             2.1             20.250             101,500           20.250
      20.250                 1,500             3.2             20.250               1,500           20.250
      17.000               102,000             4.2             17.000             102,000           17.000
  18.750 - 20.750          368,000             5.4             19.837             368,000           19.837
      20.500               112,500             6.4             20.500             112,500           20.500
      15.000               362,000             7.2             15.000             231,667           15.000
      12.280                87,000             8.2             12.280              37,000           12.280
      14.750                88,000             9.2             14.750              13,000           14.750
                         ---------                                                -------          -------
  12.280 - 20.750        1,222,500             6.1             17.360             967,167           18.143
                         =========                                                =======          =======

EMPLOYEE PLAN:
      20.250                53,550             2.1             20.250              53,550           20.250
      17.000                47,000             4.2             17.000              47,000           17.000
18.750 - 21.875             84,000             5.4             19.374              84,000           19.374
20.250 - 22.250            192,500             6.4             20.541             192,500           20.541
14.563 - 15.000            330,637             7.2             14.989             220,425           14.989
      12.280               265,836             8.2             12.280              88,612           12.280
      14.750               397,500             9.2             14.750
                         ---------                                                -------
12.280 - 22.250          1,371,023             7.4             15.717             686,087           17.282
                         =========                                                =======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         All but 21,000 options granted under the plans in 2001 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 21,000 shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

12.      EMPLOYEE BENEFIT PLAN - 401(k) PLAN

         In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company contributed $208, $248 and $229 to the plan in 2001, 2000 and 1999, respectively.

13.       DISTRIBUTIONS

         For the years ended December 31, 2001, 2000 and 1999, approximately 38.5%, 75.5% and 35.9%, respectively, of the distributions received by common shareholders were considered to be a return of capital for tax purposes. Also, 1.9%, 2.3% and 1.3% of each quarterly distribution declared in 2001, 2000 and 1999, respectively, was designated and considered to be long-term capital gain for tax purposes, 2.4%, 1.0% and 0.2% of each quarterly distribution declared in 2001, 2000 and 1999, respectively, was considered to be unrecaptured Code
Section 1250 gain for tax purposes and 0.1% of each quarterly distribution declared in 2000 was designated as short-term capital gain for tax purposes.

         The Company has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional common shares of beneficial interest (the "Shares") and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2001, 250,000 Shares were authorized of which 147,305 Shares have been issued.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.      EARNINGS PER SHARE

         The presentation of primary EPS and diluted EPS is summarized in the table below:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------
                                           2001                            2000                         1999
                                ---------------------------   -----------------------------   -----------------------------
                                                      PER                           PER                              PER
                                 INCOME    SHARES    SHARE    INCOME     SHARES    SHARE      INCOME     SHARES     SHARE
                                -------    ------    -----    -------    ------   ---------   -------    ------   ---------

BASIC EPS
Income available to
  common shareholders           $31,363    27,604    $1.14    $18,481    23,795   $    0.78   $19,508    23,741   $    0.82


EFFECT OF DILUTIVE SECURITIES
Operating partnership units       3,519     3,224    (0.01)     2,365     3,053       2,316     2,967
Options                                       220    (0.01)                  45                              15

DILUTED EPS
Income available plus
                                -------    ------    -----    -------    ------   ---------   -------    ------   ---------
  assumed conversions           $34,882    31,048    $1.12    $20,846    26,893   $    0.78   $21,824    26,723   $    0.82
                                =======   =======    =====    =======   =======   =========   =======   =======   =========


Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosures of the fair value of GRT's financial instruments for which it is practicable to estimate that value, whether or not such instruments are recognized in the consolidated balance sheets. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the SFAS No. 107 values required to be disclosed. Since such values are estimates, there can be no assurance that the SFAS No. 107 value of any financial instrument could be realized by immediate settlement of the instrument.

         The carrying values of cash and cash equivalents, cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 5.61% to 11.00% per annum at December 31, 2001 and 6.00% to 11.00% per annum at December 31,
2000), the fair value of GRT's mortgage notes payable is estimated at $1,091,853 and $912,425 at December 31, 2001 and 2000, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on amounts that GRT would expect to receive or pay to terminate such agreements (see Note 6). At December 31, 2001 and 2000, the total notional amounts hedged were $487,000 and $385,000, respectively. Both the fair values and carrying amounts of the interest rate protection agreements were $(7,502) at December 31, 2001 and $107 and $116 at December 31, 2000, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.      PROPERTY SALES


                                                    COMMUNITY   OUTPARCELS/
                                                     CENTERS      OTHER       TOTAL
                                                     --------    --------   --------

Sales Price                                          $ 35,919    $  1,275   $ 37,194
Debt payoff                                            31,135          40     31,175
Fees and expenses                                       1,387           8      1,395
                                                     --------    --------   --------
Net cash proceeds                                    $  3,397    $  1,227   $  4,624
                                                     ========    ========   ========

Net carrying value of assets sold                    $ 36,399    $    108   $ 36,507
                                                     ========    ========   ========

Gain (loss)                                          $ (1,758)   $  1,148   $   (610)
                                                     ========    ========   ========

17.      SEGMENT REPORTING

         Selected information about operating segments of the Company is summarized in the table below:


                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                          --------------------------------------------------
                                                        COMMUNITY
                                            MALLS       CENTERS     CORPORATE       TOTAL
                                          ----------   ----------   ----------    ----------

Total revenues                            $  208,398   $   75,475   $    6,535    $  290,408
Total operating expenses                     127,968       29,926       12,441       170,335
                                          ----------   ----------   ----------    ----------
Operating income (loss)                   $   80,430   $   45,549   $   (5,906)   $  120,073
                                          ==========   ==========   ==========    ==========

Net property and equipment                $1,087,243   $  447,868   $   14,570    $1,549,681
                                          ==========   ==========   ==========    ==========

Investment in unconsolidated entities     $   43,171   $    4,830   $             $   48,001
                                          ==========   ==========   ==========    ==========



                                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                          --------------------------------------------------
                                                        COMMUNITY
                                            MALLS       CENTERS      CORPORATE      TOTAL
                                          ----------   ----------   ----------    ----------

Total revenues                            $  163,931   $   78,686   $    7,372    $  249,989
Total operating expenses                      90,895       29,005       10,967       130,867
                                          ----------   ----------   ----------    ----------
Operating income (loss)                   $   73,036   $   49,681   $   (3,595)   $  119,122
                                          ==========   ==========   ==========    ==========

Net property and equipment                $  872,750   $  478,872   $    6,384    $1,358,006
                                          ==========   ==========   ==========    ==========

Investment in unconsolidated entities     $  125,797   $    5,148   $    6,746    $  137,691
                                          ==========   ==========   ==========    ==========


                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                          --------------------------------------------------
                                                        COMMUNITY
                                            MALLS       CENTERS      CORPORATE      TOTAL
                                          ----------   ----------   ----------    ----------

Total revenues                            $  144,352   $   81,870   $    5,599    $  231,821
Total operating expenses                      77,883       29,983       10,045       117,911
                                          ----------   ----------   ----------    ----------
Operating income (loss)                   $   66,469   $   51,887   $   (4,446)   $  113,910
                                          ==========   ==========   ==========    ==========

Net property and equipment                $  847,661   $  522,206   $    5,098    $1,374,965
                                          ==========   ==========   ==========    ==========

Investment in unconsolidated entities     $  102,508   $   11,004   $    8,265    $  121,777
                                          ==========   ==========   ==========    ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                    FIRST      SECOND      THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 2001                                          QUARTER     QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                      $64,128   $73,232   $73,315   $79,733
Income before minority interest in operating partnership and extraordinary item       9,773     7,031     7,486     5,344
Extraordinary item                                                                      290         4       284       721
Preferred stock dividends                                                             5,760     4,101     2,958     2,958
Net income available to common shareholders                                           3,181    22,834     3,840     1,508
Earnings per share before extraordinary item - basic                                   0.15      0.86      0.14      0.07
Earnings per share before extraordinary item - diluted                                 0.15      0.84      0.14      0.07
Earnings per share (diluted)                                                           0.13      0.84      0.13      0.05
Distributions declared per share                                                     0.4808    0.4808    0.4808    0.4808



                                                                                  FIRST     SECOND        THIRD           FOURTH
             YEAR ENDED DECEMBER 31, 2000                                        QUARTER   QUARTER       QUARTER         QUARTER
---------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                    $60,696   $59,791   $     60,684   $     68,817
Income before minority interest in operating partnership and extraordinary item    10,224    10,049         10,054         13,432
Extraordinary item                                                                               70                           373
Preferred stock dividends                                                           5,402     5,766          5,615          5,686
Net income available to common shareholders                                         4,296     3,747          3,606          6,832
Earnings per share before extraordinary item - basic                                 0.18      0.16           0.17           0.29
Earnings per share before extraordinary item - diluted                               0.18      0.16           0.16           0.29
Earnings per share (diluted)                                                         0.18      0.16           0.15           0.29
Distributions declared per share                                                   0.4808    0.4808         0.4808         0.4808

         Net income for the first through fourth quarters of 2001 includes net gains (losses) on sale of properties of $687 ($0.03 per share), $501 ($0.02 per share), $(1,059) ($0.03 per share) and $(739) ($0.02 per share), respectively. Also, net income for the second quarter 2001 includes a development cost write-off of $(3,208) ($0.11 per share) and a discount on the redemption of preferred stock of $22,440 ($0.75 per share).

         Net income for the first through fourth quarters of 2000 includes net gains on sale of properties of $1,269 ($0.05 per share), $731 ($0.03 per share), $541 ($0.02 per share) and $1,817 ($0.08 per share), respectively.

                              GLIMCHER REALTY TRUST

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                     BALANCE AT
                                     BEGINNING    CHARGED
                                         OF         TO                    BALANCE AT
                                        YEAR      EXPENSE   DEDUCTIONS    END OF YEAR
                                     ----------   --------  ----------    -----------

Year ended December 31, 2001-
    Allowance for doubtful accounts   $1,345       $7,047     $4,976        $3,416

Year ended December 31, 2000-
    Allowance for doubtful accounts   $2,606       $2,780     $4,041        $1,345

Year ended December 31, 1999-
    Allowance for doubtful accounts   $3,995       $2,635     $4,024        $2,606




                                                           GLIMCHER REALTY TRUST

                                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          AS OF DECEMBER 31, 2001
                                                           (DOLLARS IN THOUSANDS)


                                                                       COSTS CAPITALIZED
                                                                          SUBSEQUENT               GROSS AMOUNTS AT WHICH
                                                   INITIAL COST         TO ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                               ---------------------  ------------------------------------------------------------
                                                       BUILDINGS AND                                  BUILDINGS AND
DESCRIPTION AND LOCATION        ENCUMBRANCES            IMPROVEMENTS                                  IMPROVEMENTS          TOTAL
     OF PROPERTY                    [d]           LAND         [a]     IMPROVEMENTS     LAND [b]          [c]              [b] [c]
----------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
   Ashland, KY                     26,968      $  3,866     $ 21,454      $  7,947     $   4,144       $  29,123      $   33,267
Grand Central Mall
   Parkersburg/Vienna, WV          51,097         3,960       41,136        29,001         3,961          70,136          74,097
Great Mall of the Great Plains
   Olathe, KS                      42,000                                  129,365        15,405         113,960         129,365
Indian Mound Mall
   Newark/Heath, OH                [f] (l)          892       19,497        10,241           773          29,857          30,630
Jersey Gardens
   Elizabeth, NJ                  162,190                                  254,639        33,663         220,976         254,639
Lloyd Center Mall
   Portland, OR                   130,000                                  168,682        47,737         120,945         168,682
The Mall at Fairfield Commons
   Beavercreek, OH                [f] [l]         5,438      102,914        20,577        10,362         118,567         128,929
The Mall at Johnson City
   Johnson City, TN                40,593                                   45,376         4,462          40,914          45,376
Montgomery Mall
   Montgomery, AL                  46,102                                   71,867        10,382          61,485          71,867
Morgantown Mall
   Morgantown, WV                     [g]         1,273       40,484         3,154         1,556          43,355          44,911
New Towne Mall
   New Philadelphia, OH               [f]         1,190       23,475         6,948         1,248          30,365          31,613
Northtown Mall
   Blaine, MN                      40,000                                   59,068        13,264          45,804          59,068
River Valley Mall
   Lancaster, OH                   38,000           875       26,910        16,460         1,001          43,244          44,245
Southside Mall
   Oneonta, NY                                    1,194       10,643         2,374         1,139          13,072          14,211
University Mall
   Tampa, FL                       68,176        13,314      108,230         3,425        13,314         111,655         124,969
Weberstown Mall
   Stockton, CA                    20,044                                   32,346         3,298          29,048          32,346


                                                                                                               LIFE UPON
                                                                                                                 WHICH
                                                                           DATE                             DEPRECIATION IN
                                                                      CONSTRUCTION                         LATEST STATEMENT
DESCRIPTION AND LOCATION                         ACCUMULATED               WAS               DATE            OF OPERATIONS
     OF PROPERTY                                 DEPRECIATION           COMPLETED          ACQUIRED           IS COMPUTED
--------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Ashland Town Center
   Ashland, KY                                        $  9,026              1989                                  [e]
Grand Central Mall
   Parkersburg/Vienna, WV                               14,246                               1993                 [e]
Great Mall of the Great Plains
   Olathe, KS                                           24,852              1999                                  [e]
Indian Mound Mall
   Newark/Heath, OH                                     11,110              1986                                  [e]
Jersey Gardens
   Elizabeth, NJ                                        23,716              2000
Lloyd Center Mall
   Portland, OR                                         10,515                               1998
The Mall at Fairfield Commons
   Beavercreek, OH                                      29,244              1993                                  [e]
The Mall at Johnson City
   Johnson City, TN                                      5,651
Montgomery Mall
   Montgomery, AL                                        6,326                               1998
Morgantown Mall
   Morgantown, WV                                       16,038              1990                                  [e]
New Towne Mall
   New Philadelphia, OH                                 11,031              1988                                  [e]
Northtown Mall
   Blaine, MN                                            4,452                               1998
River Valley Mall
   Lancaster, OH                                        15,664              1987                                  [e]
Southside Mall
   Oneonta, NY                                           2,616                               1994                 [e]
University Mall
   Tampa, FL                                            13,338                               1997
Weberstown Mall
   Stockton, CA                                          4,649                               1998

                              GLIMCHER REALTY TRUST

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT             GROSS AMOUNTS AT WHICH
                                                        INITIAL COST          TO ACQUISITION         CARRIED AT CLOSE OF PERIOD
                                                 --------------------------  ------------------------------------------------------
                                                              BUILDINGS AND                              BUILDINGS AND
 DESCRIPTION AND LOCATION    ENCUMBRANCES                     IMPROVEMENTS                               IMPROVEMENTS        TOTAL
       OF PROPERTY               [d]               LAND           [a]         IMPROVEMENTS     LAND [b]       [c]           [b] [c]
-----------------------------------------------------------------------------------------------------------------------------------
Arnold Plaza
        Arnold, MO               [k]            $   527     $     4,965       $    190      $     527   $    5,155     $    5,682
Artesian Square
        Martinsville, IN         [k]                760           6,791            191            943        6,799          7,742
Ashland Plaza
        Ashland, KY              [k]                312           1,633            462            312        2,095          2,407
Audubon Village
        Henderson, KY            [k]                606           5,453             12            606        5,465          6,071
Aviation Plaza
        Oshkosh, WI              [j]                914           8,227             61            914        8,288          9,202
Ayden Plaza
        Ayden, NC                [k]                138           1,243              -            138        1,243          1,381
Barren River Plaza
        Glasgow, KY                     7,900     1,215          10,932              0          1,215       10,932         12,147
Bollweevil Shopping Center
        Enterprise, AL           [k]                215           1,916             15            215        1,931          2,146
Buckhannon Plaza
        Tennerton, WV            [k]                269           2,464             25            269        2,489          2,758
Cambridge Plaza
        Cambridge, OH            [k]                195             691            434            195        1,125          1,320
Canal Place Plaza
        Rome, NY                 [h]                420           6,264            144            420        6,408          6,828
Cherry Hill Plaza
        Galax, VA                (f)                158           1,037          1,476            158        2,513          2,671
Chillicothe Plaza
        Chillicothe, OH          [k]                 78             410            206             78          616            694
Clarksville Plaza
        Clarksville, IN                             127             621            583            127        1,204          1,331
College Plaza
        Bluefield, VA            [j]              1,072           9,650             38          1,072        9,688         10,760


                                                                                                                 LIFE UPON WHICH
                                                                               DATE                              DEPRECIATION IN
                                                                            CONSTRUCTION                         LATEST STATEMENT
 DESCRIPTION AND LOCATION                         ACCUMULATED                   WAS                 DATE           OF OPERATIONS
       OF PROPERTY                                DEPRECIATION               COMPLETED            ACQUIRED         IS COMPUTED
---------------------------------------------------------------------------------------------------------------------------------
Arnold Plaza
        Arnold, MO                                 $     1,047                                       1994              [e]
Artesian Square
        Martinsville, IN                                   884                                       1996              [e]
Ashland Plaza
        Ashland, KY                                      1,190                     1968                                [e]
Audubon Village
        Henderson, KY                                      717                                       1996              [e]
Aviation Plaza
        Oshkosh, WI                                      1,093                                       1996              [e]
Ayden Plaza
        Ayden, NC                                          246                                       1994              [e]
Barren River Plaza
        Glasgow, KY                                      1,412                                       1996              [e]
Bollweevil Shopping Center
        Enterprise, AL                                     386                                       1994              [e]
Buckhannon Plaza
        Tennerton, WV                                      486                                       1994              [e]
Cambridge Plaza
        Cambridge, OH                                      755                     1965                                [e]
Canal Place Plaza
        Rome, NY                                         1,317                     1994                                [e]
Cherry Hill Plaza
        Galax, VA                                           97
Chillicothe Plaza
        Chillicothe, OH                                    253                     1964                                [e]
Clarksville Plaza
        Clarksville, IN                                    414                     1968                                [e]
College Plaza
        Bluefield, VA                                    1,248                                       1996              [e]


                             GLIMCHER REALTY TRUST


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)



                                                                           COSTS CAPITALIZED
                                                                              SUBSEQUENT              GROSS AMOUNTS AT WHICH
                                                       INITIAL COST         TO ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                                -------------------------  --------------------------------------------------------
                                                            BUILDINGS AND                                BUILDINGS AND
 DESCRIPTION AND LOCATION     ENCUMBRANCES                   IMPROVEMENTS                                 IMPROVEMENTS      TOTAL
       OF PROPERTY                [d]             LAND            [a]       IMPROVEMENTS     LAND [b]          [c]         [b] [c]
-----------------------------------------------------------------------------------------------------------------------------------
Corry Plaza
        Corry, PA                 [k]           $    265      $     2,472     $     184      $    265     $    2,656    $    2,921
Cross Creek Plaza
        Beaufort, SC              [j]              1,317           11,854         1,673         1,317         13,527        14,844
Crossing Meadows
        Onalaska, WI              [j]              1,334           12,006           (4)         1,326         12,010        13,336
Crossroads Centre
        Knoxville, TN             [k]                883            7,944            19           883          7,963         8,846
Cumberland Crossing
        Jacksboro, TN                                729            6,562             5           729          6,567         7,296
Cypress Bay Village
        Morehead City, NC         [j]              1,121           10,089           115         1,121         10,204        11,325
Delaware Community Plaza
        Delaware, OH                    7,249      1,250           11,118            60         1,250         11,178        12,428
East Pointe Plaza
        Columbia, SC                   10,609      1,255           11,294            15         1,255         11,309        12,564
East Pointe Plaza
        Marysville, OH                  5,906        453            4,112         3,522           427          7,660         8,087
Franklin Square
        Spartanburg, SC           [j]                977            8,789           132           971          8,927         9,898
Georgesville Square
        Columbus, OH                   16,021                                    18,432         2,482         15,949        18,431
Grand Union Plaza
        South Glens Falls, NY                        507            4,566         (148)           507          4,418         4,925
Gratiot Center
        Saginaw, MI               [h]              1,196           10,778            31         1,196         10,809        12,005
Hills Plaza East
        Erie, PA                                     241            2,240           271           241          2,511         2,752
Hocking Valley Mall
        Lancaster, OH                                606            5,550           257           606          5,807         6,413


                                                                                                                 LIFE UPON WHICH
                                                                               DATE                              DEPRECIATION IN
                                                                            CONSTRUCTION                         LATEST STATEMENT
 DESCRIPTION AND LOCATION                         ACCUMULATED                   WAS                 DATE           OF OPERATIONS
       OF PROPERTY                                DEPRECIATION                COMPLETED            ACQUIRED         IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Corry Plaza
        Corry, PA                                     $     531                                       1994              [e]
Cross Creek Plaza
        Beaufort, SC                                      1,724                                       1996              [e]
Crossing Meadows
        Onalaska, WI                                      1,589                                       1996              [e]
Crossroads Centre
        Knoxville, TN                                     1,035                                       1996              [e]
Cumberland Crossing
        Jacksboro, TN                                       852                                       1996              [e]
Cypress Bay Village
        Morehead City, NC                                 1,361                                       1996              [e]
Delaware Community Plaza
        Delaware, OH                                      1,667                                       1996              [e]
East Pointe Plaza
        Columbia, SC                                      1,459                                       1996              [e]
East Pointe Plaza
        Marysville, OH                                    1,800                                       1992              [e]
Franklin Square
        Spartanburg, SC                                   1,150                                       1996              [e]
Georgesville Square
        Columbus, OH                                      2,168                  1996
Grand Union Plaza
        South Glens Falls, NY                               809                                       1994              [e]
Gratiot Center
        Saginaw, MI                                       2,046                                       1994              [e]
Hills Plaza East
        Erie, PA                                            479                                       1994              [e]
Hocking Valley Mall
        Lancaster, OH                                     1,149                                       1994              [e]


                                              GLIMCHER REALTY TRUST

                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 AS OF DECEMBER 31, 2001
                                                  (DOLLARS IN THOUSANDS)

                                                                       COSTS CAPITALIZED
                                                                           SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                 INITIAL COST            TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                           ------------------------    --------------------------------------------------------
                                                     BUILDINGS AND                                 BUILDINGS AND
DESCRIPTION AND LOCATION    ENCUMBRANCES              IMPROVEMENTS                                 IMPROVEMENTS      TOTAL
       OF PROPERTY              [d]           LAND         [a]          IMPROVEMENTS    LAND [b]        [c]         [b] [c]
-------------------------------------------------------------------------------------------------------------------------------
Hunter's Ridge Shopping Center
   Gahanna, OH                  [h]          $850         $7,713              $359        $850         $8,072        $8,922
Indian Mound Plaza
   Heath, OH                                   22            384                40          22            424           446
Kmart
   Alliance, NE                 [k]           175          1,567                 6         175          1,573         1,748
Knox Village Square
   Mount Vernon, OH           9,233           865          8,479               260         869          8,735         9,604
Liberty Plaza
   Morristown, TN               [k]           369          3,312                 5         369          3,317         3,686
Linden Corners
   Buffalo, NY                                414          3,726                (1)        414          3,725         4,139
Logan Place
   Russellville, KY             [k]           367          3,307                20         367          3,327         3,694
Lowe's
   Altoona, PA                  [h]         1,452          4,877                14       1,452          4,891         6,343
Lowe's
   Columbus, OH                 [h]         1,330          4,569                52       1,330          4,621         5,951
Lowe's
   Marion, OH                   [k]           626          2,454                (2)        625          2,454         3,079
Loyal Plaza
   Loyalsock, PA             13,941         1,718         15,513             1,459       1,718         16,972        18,690
Marion Towne Center
   Marion, SC                   [j]           754          6,787                17         754          6,804         7,558
Meadowview Square
   Kent, OH                   7,503                                          9,721         454          9,267         9,721
Middletown Plaza
   Middletown, OH                             127          1,159               185         127          1,344         1,471
Mill Run
   Columbus, OH                 [h]         2,711          6,935                84       2,711          7,019         9,730
Monroe Shopping Center
   Madisonville, TN             [k]           375          3,522                72         375          3,594         3,969
Morgantown Commons
   Morgantown, WV               [g]           175          7,549            11,117         353         18,488        18,841
Morgantown Plaza
   Star City, WV                              305          1,137               725         305          1,862         2,167


                                                                                                             LIFE UPON WHICH
                                                                           DATE                              DEPRECIATION IN
                                                                       CONSTRUCTION                         LATEST STATEMENT
DESCRIPTION AND LOCATION                      ACCUMULATED                  WAS                   DATE          OF OPERATIONS
       OF PROPERTY                            DEPRECIATION               COMPLETED              ACQUIRED       IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------
Hunter's Ridge Shopping
   Center
   Gahanna, OH                                    $1,502                                          1994             [e]
Indian Mound Plaza
   Heath, OH                                         139                                          1988             [e]
Kmart
   Alliance, NE                                      311                                          1994             [e]
Knox Village Square
   Mount Vernon, OH                                2,082                     1992                                  [e]
Liberty Plaza
   Morristown, TN                                    656                                          1994             [e]
Linden Corners
   Buffalo, NY                                       736                                          1994             [e]
Logan Place
   Russellville, KY                                  436                                          1996             [e]
Lowe's
   Altoona, PA                                       864                     1994                                  [e]
Lowe's
   Columbus, OH                                      804                     1994                                  [e]
Lowe's
   Marion, OH                                        514                     1993                                  [e]
Loyal Plaza
   Loyalsock, PA                                   3,385                                          1994             [e]
Marion Towne Center
   Marion, SC                                        890                                          1996             [e]
Meadowview Square
   Kent, OH                                        1,250
Middletown Plaza
   Middletown, OH                                    421                                          1972             [e]
Mill Run
   Columbus, OH                                    1,227                     1995                                  [e]
Monroe Shopping Center
   Madisonville, TN                                  700                                          1994             [e]
Morgantown Commons
   Morgantown, WV                                  3,825                     1991                                  [e]
Morgantown Plaza
   Star City, WV                                     943                     1967                                  [e]



                                            GLIMCHER REALTY TRUST

                             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               AS OF DECEMBER 31, 2001

                                                (DOLLARS IN THOUSANDS)

                                                                       COSTS CAPITALIZED
                                                                           SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST        TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               -------------------------------------------------------------------------------
                                                        BUILDINGS AND                                BUILDINGS AND
 DESCRIPTION AND LOCATION   ENCUMBRANCES                IMPROVEMENTS                                  IMPROVEMENTS      TOTAL
       OF PROPERTY             [d]             LAND         [a]          IMPROVEMENTS     LAND [b]        [c]          [b] [c]
------------------------------------------------------------------------------------------------------------------------------
Morningside Plaza
   Dade City, FL             2,643             $487         $4,300              $114         $487         $4,414        $4,901
Mount Vernon Plaza
   Mount Vernon, OH            [k]               58            431               876           58          1,307         1,365
New Boston Mall
   Portsmouth, OH            3,870              537          4,906               181          537          5,087         5,624
Newberry Square Shopping
 Center
   Newberry, SC                [h]              594          5,355                 5          594          5,360         5,954
North Horner Shopping Center
   Sanford, NC                 [k]              206          1,875                95          206          1,970         2,176
Ohio River
   Gallipolis, OH              [f]              502          6,373               104          461          6,518         6,979
Pea Ridge Shopping Center
   Huntington, WV              [k]              687          6,160               280          687          6,440         7,127
Plaza Vista Mall
   Sierra Vista, AZ                           1,531          6,436             3,586        1,396         10,157        11,553
Prestonsburg Village Center
   Prestonsburg, KY            [h]              663          6,002               196          663          6,198         6,861
Rend Lake Shopping Center
   Benton, IL                  [k]              462          4,175                73          462          4,248         4,710
Rhea County Shopping Center
   Dayton, TN                  [k]              395          3,524                31          395          3,555         3,950
River Valley Plaza
   Lancaster, OH             8,533              320          5,035             1,687          304          6,738         7,042
Roane County Plaza
   Rockwood, TN                [i]              630          5,669                11          630          5,680         6,310
Scott Town Plaza
   Bloomsburg, PA              [k]              188          1,730               194          188          1,924         2,112
Shady Springs Plaza
   Beaver, WV                2,977              455          4,094               111          455          4,205         4,660
Southside Plaza
   Sandford, NC                [j]              960          8,644                (0)         960          8,644         9,604
Springfield Commons West
   Springfield, OH             [h]              859          8,707             2,886        1,137         11,315        12,452

                                                                                                               LIFE UPON WHICH
                                                                            DATE                               DEPRECIATION IN
                                                                        CONSTRUCTION                           LATEST STATEMENT
 DESCRIPTION AND LOCATION                     ACCUMULATED                   WAS                 DATE            OF OPERATIONS
       OF PROPERTY                            DEPRECIATION               COMPLETED            ACQUIRED            IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Morningside Plaza
   Dade City, FL                                    $946                                          1994                [e]
Mount Vernon Plaza
   Mount Vernon, OH                                1,045                      1963                                    [e]
New Boston Mall
   Portsmouth, OH                                  1,036                                          1994                [e]
Newberry Square Shopping
Center
   Newberry, SC                                      979                                          1994                [e]
North Horner Shopping Center
   Sanford, NC                                       380                                          1994                [e]
Ohio River
   Gallipolis, OH                                  1,963                      1989                                    [e]
Pea Ridge Shopping Center
   Huntington, WV                                  1,369                                          1994                [e]
Plaza Vista Mall
   Sierra Vista, AZ                                2,877                      1988                                    [e]
Prestonsburg Village Center
   Prestonsburg, KY                                1,130                                          1994                [e]
Rend Lake Shopping Center
   Benton, IL                                        830                                          1994                [e]
Rhea County Shopping Center
   Dayton, TN                                        702                                          1994                [e]
River Valley Plaza
   Lancaster, OH                                   1,851                      1988                                    [e]
Roane County Plaza
   Rockwood, TN                                      734                                          1996                [e]
Scott Town Plaza
   Bloomsburg, PA                                    419                                          1994                [e]
Shady Springs Plaza
   Beaver, WV                                        852                                          1994                [e]
Southside Plaza
   Sandford, NC                                    1,116                                          1996                [e]
Springfield Commons West
   Springfield, OH                                 1,725                      1995                                    [e]



                                                  GLIMCHER REALTY TRUST

                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     AS OF DECEMBER 31, 2001
                                                      (DOLLARS IN THOUSANDS)

                                                                            COSTS CAPITALIZED
                                                                                SUBSEQUENT          GROSS AMOUNTS AT WHICH
                                                     INITIAL COST             TO ACQUISITION      CARRIED AT CLOSE OF PERIOD
                                                 ---------------------------------------------------------------------------------
                                                           BUILDINGS AND                               BUILDINGS AND
 DESCRIPTION AND LOCATION       ENCUMBRANCES                IMPROVEMENTS                               IMPROVEMENTS       TOTAL
       OF PROPERTY                   [d]          LAND           [a]        IMPROVEMENTS  LAND [b]          [c]          [b] [c]
----------------------------------------------------------------------------------------------------------------------------------
Steamboat Bend
   Hannibal, MO                                    $100         $1,649           $395       $100         $2,044         $2,144
Stewart Plaza
   Mansfield, OH                                    563          1,867           (714)        74          1,642          1,716
Sunbury Plaza
   Sunbury, PA                        [k]           448          4,074            199        448          4,273          4,721
Sycamore Square
   Ashland City, TN                   [j]           334          3,010             50        334          3,060          3,394
Twin County Plaza
   Galax, VA                                        575          5,199             42        575          5,241          5,816
Village Plaza
   Augusta, GA                        [j]         2,194         19,747            183      2,194         19,930         22,124
Vincennes
   Vincennes, IN                      [k]           208          1,875            136        208          2,011          2,219
Walgreens
   Louisville, KY                     [k]           128          1,141             27        128          1,168          1,296
Walgreens
   New Albany, IN                     [k]           123          1,093             28        123          1,121          1,244
Walmart Plaza
   Springfield, OH                    [h]           875          7,952            483        875          8,435          9,310
Walnut Cove
   Walnut Cove, NC                    [k]           209          1,855             91        209          1,945          2,154
Walterboro Plaza
   Walterboro, SC                     [j]           629          5,660            105        731          5,663          6,394
Westpark Plaza
   Carbondale, IL                   2,531           432          3,881             63        432          3,944          4,376

                                                                                                              LIFE UPON WHICH
                                                                             DATE                             DEPRECIATION IN
                                                                         CONSTRUCTION                         LATEST STATEMENT
 DESCRIPTION AND LOCATION                      ACCUMULATED                   WAS                  DATE          OF OPERATIONS
       OF PROPERTY                             DEPRECIATION               COMPLETED             ACQUIRED         IS COMPUTED
----------------------------------------------------------------------------------------------------------------------------------
Steamboat Bend
   Hannibal, MO                                      $616                                          1988              [e]
Stewart Plaza
   Mansfield, OH                                       28                     1979                                   [e]
Sunbury Plaza
   Sunbury, PA                                        932                                          1994              [e]
Sycamore Square
   Ashland City, TN                                   397                                          1996              [e]
Twin County Plaza
   Galax, VA                                          833                                          1995              [e]
Village Plaza
   Augusta, GA                                      2,592                                          1996              [e]
Vincennes
   Vincennes, IN                                      336                                          1994              [e]
Walgreens
   Louisville, KY                                     234                                          1994              [e]
Walgreens
   New Albany, IN                                     219                                          1994              [e]
Walmart Plaza
   Springfield, OH                                  1,535                     1995                                   [e]
Walnut Cove
   Walnut Cove, NC                                    393                                          1994              [e]
Walterboro Plaza
   Walterboro, SC                                     734                                          1996              [e]
Westpark Plaza
   Carbondale, IL                                     816                                          1994              [e]



                                                GLIMCHER REALTY TRUST

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   AS OF DECEMBER 31, 2001
                                                    (DOLLARS IN THOUSANDS)

                                                                               COSTS CAPITALIZED
                                                                                   SUBSEQUENT          GROSS AMOUNTS AT WHICH
                                                        INITIAL COST             TO ACQUISITION      CARRIED AT CLOSE OF PERIOD
                                                    --------------------   ----------------------------------------------------
                                                            BUILDINGS AND                              BUILDINGS AND
 DEPRECIATION AND LOCATION   ENCUMBRANCES                   IMPROVEMENTS                                IMPROVEMENTS    TOTAL
       OF PROPERTY             [d]                  LAND        [a]        IMPROVEMENTS      LAND [b]       [c]        [b] [c]
-------------------------------------------------------------------------------------------------------------------------------
PARTNERSHIPS

Glimcher Properties Limited
    Partnership                                                 $1,780           $1,248                  $10,498      $10,498
University Mall Theater
    OEC                                                                             448                      448          448
                                                   --------    -------          --------    -------    ---------    ---------
TOTAL                                               80,130     793,603          927,217     216,795    1,591,624    1,808,419
                                                   -------     -------          -------     -------    ---------    ---------

DEVELOPMENTS IN PROGRESS

Georgesville Square
    Columbus, OH                                                                  1,430       1,076          354        1,430
Meadowview Square
    Kent, OH                                                                      1,743       1,701           42        1,743
Other Developments                                                               26,574           0       26,574       26,574
                                                ----------    --------         --------    --------   ----------   ----------
                                                         0           0           29,747       2,777       26,970       29,747
                                                ----------    --------         --------    --------   ----------   ----------
TOTAL                                           $   80,130    $793,603         $956,964    $219,572   $1,618,594   $1,838,166
                                                ==========    ========         ========    ========   ==========   ==========

                                                                                           LIFE UPON WHICH
                                                               DATE                         DEPRECIATION IN
                                                            CONSTRUCTION                   LATEST STATEMENT
 DEPRECIATION AND LOCATION                     ACCUMULATED      WAS          DATE           OF OPERATIONS
       OF PROPERTY                             DEPRECIATION  COMPLETED      ACQUIRED         IS COMPUTED
-----------------------------------------------------------------------------------------------------------
PARTNERSHIPS

Glimcher Properties Limited
    Partnership                                $  4,228        1994                           [e]
University Mall Theater
    OEC                                              65
Other Partnership                                     0
                                                -------
TOTAL                                           288,485
                                                -------
DEVELOPMENTS IN PROGRESS

Georgesville Square
    Columbus, OH
Mall at Fairfield Commons
    Beavercreek, OH
Meadowview Square
    Kent, OH
Other Developments

                                                      0
                                               --------
TOTAL                                          $288,485
                                               ========


                              GLIMCHER REALTY TRUST
                              NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 2001 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 2001.


         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $1,836,975.

         (c)                RECONCILIATION OF REAL ESTATE

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2001             2000         1999
                                                                           ----            -----         ----
Balance at beginning of year......................................     $1,583,488      $1,558,452    $1,428,641
  Additions:
      Improvements................................................         37,558          19,916        21,708
      Acquisitions................................................        266,420          43,839       124,994
Deductions........................................................        (49,300)        (38,719)      (16,891)
                                                                       ----------      ----------    ----------
Balance at close of year..........................................     $1,838,166      $1,583,488    $1,558,452
                                                                       ==========      ==========    ==========

                        RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2001            2000          1999
                                                                           ----            ----          ----
Balance at beginning of year......................................       $225,482     $   183,487   $   137,229
  Depreciation expense and other..................................         70,989          48,914        51,336
  Deductions......................................................         (7,986)         (6,919)       (5,078)
                                                                         --------     -----------   -----------
Balance at close of year..........................................       $288,485     $   225,482   $   183,487
                                                                         ========     ===========   ===========

         (d)  See description of debt in notes 3 and 4 of Notes to Consolidated
              Financial Statements.

         (e)  Depreciation is computed based upon the following estimated lives:
              Buildings and improvements-40 years; equipment and fixtures-five to 10 years.

         (f) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $170,000.

         (g)  Properties cross-collateralize the following loan:
               Morgantown Mall Associates Limited Partnership....................................         $  56,428

         (h)  Properties cross-collateralize the following loan:
               Glimcher Properties Limited Partnership...........................................         $  50,000

         (i)  Properties cross-collateralize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $   4,500

         (j)  Properties cross-collateralize the following loan:
                Glimcher Properties Limited Partnership..........................................         $  85,503

         (k)  Properties cross-collaterize the following bridge loan:
               Glimcher Properties Limited Partnership...........................................         $  55,592

         (l)  Regal Cinemas at The Mall at Fairfield Commons collateralizes the following loan:
               Glimcher Properties Limited Partnership........................................            $   8,629