Form 10-Q
period 2002-03-31
GLIMCHER REALTY TRUST
filed 2002-05-15
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

As of May 2, 2002 there were 30,558,983 Common Shares of Beneficial Interest, par value $0.1 per share, outstanding.




                                  1 of 20 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                                PAGE
                                                                                                             ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                                3

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001              4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001              5

         Notes to Consolidated Financial Statements                                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      18


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               19

     Item 2.  Changes in Securities                                                                           19

     Item 3.  Defaults Upon Senior Securities                                                                 19

     Item 4.  Submission of Matters to a Vote of Security Holders                                             19

     Item 5.  Other Information                                                                               19

     Item 6.  Exhibits and Reports on Form 8-K                                                                19


SIGNATURES                                                                                                    20

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS
                                                                         MARCH 31, 2002  DECEMBER 31, 2001
                                                                         --------------  -----------------
Investment in real estate:
   Land .............................................................      $   214,188       $   216,795
   Buildings, improvements and equipment ............................        1,578,335         1,591,624
   Developments in progress .........................................           30,624            29,747
                                                                           -----------       -----------
                                                                             1,823,147         1,838,166
   Less accumulated depreciation ....................................          299,989           288,485
                                                                           -----------       -----------
     Net property and equipment .....................................        1,523,158         1,549,681
   Investment in unconsolidated real estate entities ................           50,040            48,001
                                                                           -----------       -----------
     Net investment in real estate ..................................        1,573,198         1,597,682
                                                                           -----------       -----------

Cash and cash equivalents ...........................................            3,566             8,709
Cash in escrow ......................................................           16,009            58,528
Tenant accounts receivable, net .....................................           64,422            65,275
Deferred expenses, net ..............................................           22,666            25,589
Prepaid and other assets ............................................            3,190             2,736
                                                                           -----------       -----------
                                                                           $ 1,683,051       $ 1,758,519
                                                                           ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ..............................................      $ 1,029,836       $ 1,083,741
Notes payable .......................................................          162,200           163,000
Accounts payable and accrued expenses ...............................           49,536            67,329
Distributions payable ...............................................           19,127            18,970
                                                                           -----------       -----------
                                                                             1,260,699         1,333,040
                                                                           -----------       -----------
Commitments and contingencies

Minority interest in operating partnership ..........................           27,195            28,954
                                                                           -----------       -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding .............          127,950           127,950
   Common shares of beneficial interest, $0.01 par value, 30,553,101 and 30,093,231shares issued and outstanding as of
     March 31, 2002 and December 31, 2001, respectively .............              306               301
  Additional paid-in capital ........................................          447,512           441,696
  Distributions in excess of accumulated earnings ...................         (176,080)         (166,956)
  Accumulated other comprehensive income (loss) .....................           (4,531)           (6,466)
                                                                           -----------       -----------
                                                                               395,157           396,525
                                                                           -----------       -----------
                                                                           $ 1,683,051       $ 1,758,519
                                                                           ===========       ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              2002          2001
                                                                                            --------      --------
Revenues:
    Minimum rents ....................................................................      $ 44,661      $ 40,129
    Percentage rents .................................................................         1,399         1,555
    Tenant reimbursements ............................................................        19,030        16,186
    Other ............................................................................         5,094         5,432
                                                                                            --------      --------
    Total revenues ...................................................................        70,184        63,302
                                                                                            --------      --------
Expenses:
    Real estate taxes ................................................................        7,773         5,842
    Property operating expenses ......................................................       13,047        11,731
                                                                                            --------      --------
                                                                                              20,820        17,573
    Provision for doubtful accounts ..................................................           796           706
    Other operating expenses .........................................................         1,667         1,480
    Depreciation and amortization ....................................................        15,186        11,873
    General and administrative .......................................................         2,532         2,677
                                                                                            --------      --------
       Total expenses ................................................................        41,001        34,309
                                                                                            --------      --------

       Operating income ..............................................................        29,183        28,993

Gain (loss) on sales of properties ...................................................                         687
Interest income ......................................................................           220           219
Interest expense .....................................................................        23,275        19,767
Equity in income (loss) of unconsolidated entities ...................................           637          (506)
Minority interest in operating partnership ...........................................           564           426
                                                                                            --------      --------

Income before discontinued operations, extraordinary item and cumulative effect of
     accounting change ...............................................................         6,201         9,200
Discontinued operations:
     Gain on sales of properties .....................................................         2,870
     Income from operations ..........................................................           202           147
                                                                                            --------      --------
Income before extraordinary item and cumulative effect of accounting change ..........         9,273         9,347
Extraordinary item: Early extinguishment of debt .....................................           748           290
                                                                                            --------      --------
Income before cumulative effect of accounting change .................................         8,525         9,057
Cumulative effect of accounting change ...............................................                         116
                                                                                            --------      --------
       Net income ....................................................................         8,525         8,941
Preferred stock dividends ............................................................         2,958         5,760
                                                                                            --------      --------
       Net income available to common shareholders ...................................      $  5,567      $  3,181
                                                                                            ========      ========

EPS before discontinued operations, extraordinary item and cumulative effect of
     accounting change (basic) .......................................................      $   0.11      $   0.14
Discontinued operations, extraordinary item and cumulative effect of accounting change      $   0.07      $  (0.01)
EPS (basic) ..........................................................................      $   0.18      $   0.13
EPS before discontinued operations, extraordinary item and cumulative effect of
     accounting change (diluted) .....................................................      $   0.11      $   0.14
Discontinued operations, extraordinary item and cumulative effect of accounting change      $   0.07      $  (0.01)
EPS (diluted) ........................................................................      $   0.18      $   0.13

Cash distributions declared per common share of beneficial interest ..................      $ 0.4808      $ 0.4808
                                                                                            ========      ========

Net income ...........................................................................      $  8,525      $  8,941
Other comprehensive income (loss) ....................................................         1,935        (3,941)
                                                                                            --------      --------
Comprehensive income .................................................................      $ 10,460      $  5,000
                                                                                            ========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               2002           2001
                                                                             --------       --------
Cash flows from operating activities:
     Net income .......................................................      $  8,525       $  8,941
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts .........................           805            716
              Depreciation and amortization ...........................        15,293         12,122
              Loan fee amortization ...................................         1,756          1,698
              Extraordinary loss on early extinguishment of debt ......           748            290
              Cumulative effect of accounting change ..................                          116
              Equity in (income) loss of unconsolidated entities ......          (637)           506
              Gain on sale of properties ..............................                         (687)
              Gain on sale of properties from discontinued operations .        (2,870)
              Capitalized development costs charged to expense ........           125            624
              Minority interest in operating partnership ..............           564            426
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net .........................          (142)           325
              Deferred expenses, prepaid and other assets .............          (480)          (550)
              Accounts payable and accrued expenses ...................       (14,868)        (2,925)
                                                                             --------       --------

                 Net cash provided by operating activities ............         8,819         21,602
                                                                             --------       --------

Cash flows from investing activities:
         Additions to investment in real estate .......................        (6,756)        (5,053)
         (Investment in) proceeds from unconsolidated entities, net ...        (1,402)         7,591
         Proceeds from sales of properties ............................                        6,628
         Proceeds from sales of properties from discontinued operations         5,850
         (Payments to) withdrawals from cash in escrow ................        42,232           (493)
         Additions to deferred expenses, prepaid and other assets .....          (923)        (2,769)
                                                                             --------       --------

                 Net cash provided by investing activities ............        39,001          5,904
                                                                             --------       --------

Cash flows from financing activities:
         Payments to revolving line of credit, net ....................          (800)        (3,400)
         Proceeds from issuance of mortgage and notes payable .........        15,700         22,782
         Principal payments on mortgage and notes payable .............       (53,618)       (29,637)
         Net proceeds from issuance of shares .........................         4,717            132
         Cash distributions ...........................................       (18,962)       (18,433)
                                                                             --------       --------

                 Net cash used in financing activities ................       (52,963)       (28,556)
                                                                             --------       --------

Net change in cash and cash equivalents ...............................        (5,143)        (1,050)

Cash and cash equivalents, at beginning of period .....................         8,709          5,414
                                                                             --------       --------

Cash and cash equivalents, at end of period ...........................      $  3,566       $  4,364
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (90.4% owned by GRT at March 31, 2002 and December 31, 2001), of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, six Delaware limited partnerships (Glimcher Holdings Limited Partnership, Glimcher Centers Limited Partnership, Grand Central Limited Partnership, Glimcher York Associates Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 21 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Georgesville Square, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, River Valley Venture, LLC, Elizabeth MetroMall, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Barren River Plaza, LLC, Hocking Valley Mall, LLC and Glimcher Buena Vista, LLC), one Colorado limited liability company (Olathe Mall, LLC), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and one Pennsylvania limited partnership (Loyal Plaza Venture Limited Partnership), all of which are owned directly or indirectly and controlled by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated in consolidation. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and it is included in the consolidated financial statements of the Company from that date.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The December 31, 2001 balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in GRT's Form 10-K for the year ended December 31, 2001.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $3,457 and $3,358 for real estate improvements as of March 31, 2002 and 2001, respectively. Also, during the first quarter of 2002, the Company sold a community center in a transaction that included the buyer assuming the existing mortgage note payable of $15,987.

New accounting pronouncements

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 , "Rescission of FASB Statement, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Connections ". SFAS No. 145 rescinds SFAS No. 4 and thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishmens of debt should be classified as extraordinary items only if they meet the criteria of Opinion 30. SFAS will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 will be reclassified.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation.

2.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 34.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC. At March 31, 2002, a family member of an officer of the Company held an interest in San Mall, LLC, which was acquired from a third party during the three month period ended March 31, 2001.

         The share of net income for the period January 1, 2001 through March 31, 2001, includes the Company's 30.00% interest in Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently, in May 2001 acquired the remaining 40.00% interest in each entity. As a result, both entities are fully consolidated from April 2001.

          The summary financial information of the Company's unconsolidated entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS                                                              MARCH 31, 2002        DECEMBER 31, 2001
                                                                            --------------        -----------------
Assets:
    Investment properties at cost, net.............................         $     506,212             $ 509,294
    Other assets...................................................                60,989                60,293
                                                                            -------------           -----------
                                                                            $     567,201             $ 569,587
                                                                            =============             =========
Liabilities and Members' Equity:
    Mortgage notes payable.........................................         $     396,057             $ 392,649
    Accounts payable and accrued expenses..........................                37,971                42,340
                                                                            -------------           -----------
                                                                                  434,028               434,989
    Members' equity................................................               133,173               134,598
                                                                            -------------            ----------
                                                                            $     567,201             $ 569,587
                                                                            =============             =========
Operating Partnership's share of members' equity...................         $      50,617             $  50,526
                                                                            =============            ==========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED
ENTITIES:

Members' equity....................................................         $      50,617            $   50,526
Advances and additional costs......................................                  (577)               (2,525)
                                                                            -------------            ----------
Investment in unconsolidated entities..............................         $      50,040            $   48,001
                                                                            =============            ==========

STATEMENTS OF OPERATIONS                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                 2002                   2001
                                                                            -------------            ----------
Total revenues.....................................................         $      23,319            $   29,142
Operating expenses.................................................                10,248                12,371
                                                                            -------------            ----------
Operating income...................................................                13,071                16,771
Depreciation and amortization......................................                (5,081)               (6,350)
Other expenses    .................................................                   (27)                  (28)
Interest expense, net..............................................                (6,458)               (9,147)
                                                                            -------------            ----------
Net income (loss)..................................................         $       1,505            $    1,246
                                                                            =============            ==========
Operating Partnership's share of net income (loss).................         $         637            $     (506)
                                                                            =============            ==========

Net income (loss)..................................................         $       1,505            $    1,246
Other comprehensive (loss) income..................................                                      (2,732)
                                                                            -------------            ----------
Comprehensive (loss) income........................................         $       1,505            $   (1,486)
                                                                            =============            ==========

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF MARCH 31, 2002 AND DECEMBER 31, 2001 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-------------------------------------------------------------------------------------------------------------------------
                                        2002          2001         2002        2001
                                        ----          ----         ----        ----
Glimcher Holdings L.P. - Loan B..    $           $    40,000                   7.51%     (a)   $    (p)        (p)
Grand Central L.P................      50,947         51,097       7.18%       7.18%     (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...      56,248         56,428       6.89%       6.89%     (b)        (c)        (c)
University Mall L.P..............      67,923         68,176       7.09%       7.09%     (b)        (d)        (d)
Northtown Mall, LLC..............      40,000         40,000        (e)         (e)      (a)     40,000   Aug. 31, 2003
Montgomery Mall Associates L.P...      45,951         46,102       6.79%       6.79%     (b)        (f)        (f)
Weberstown Mall, LLC ............      19,989         20,044       7.43%       7.43%     (b)      19,033    May 1, 2006
Glimcher Lloyd Venture, LLC......     130,000        130,000        (g)         (g)      (a)     130,000  Nov. 10, 2003
Great Plains Metro Mall, LLC.....      42,000         42,000        (h)         (h)      (a)      42,000   Jul. 9, 2004
Johnson City Venture, LLC........      40,508         40,593       8.37%       8.37%     (b)      37,026   Jun. 1, 2010
Ashland Venture, LLC.............      26,871         26,968       7.25%       7.25%     (b)      21,817   Nov. 1, 2011
River Valley Mall Venture, LLC...      38,000         38,000        (i)         (i)      (a)      38,000  Dec. 31, 2004
Elizabeth MetroMall, LLC.........     161,772        162,190       8.20%       8.20%     (b)     161,489   May 31, 2002
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......      50,000         50,000       7.47%       7.47%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......      84,968         85,503       8.46%       8.46%     (b)      63,346   Jul. 1, 2009
    Other Mortgage Notes.........      87,130         98,198        (j)         (j)      (b)      68,517       (k)
    Other Bridge Facilities......      59,900         60,093        (l)         (l)      (a)      59,900       (m)
    Tax Exempt Bonds.............      19,000         19,000       6.00%       6.00%     (n)      19,000   Nov. 1, 2028
    Construction Loans.......           8,629          8,629        (o)         (o)      (a)       8,629   Jul. 1, 2002
                                    ----------    ----------
Total Mortgage Notes Payable.....   $1,029,836    $1,083,741
                                    ==========    ==========


(a)   The loan requires monthly payments of interest only.
(b)   The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in January 2013.
(e) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points (5.37% at March 31, 2002 and 5.62% at December 31, 2001).
(f)   The loan matures in August 2028, with an optional prepayment date in 2005.
(g) Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points (6.25% at March 31, 2002 and December 31, 2001).
(h) Interest rate of LIBOR (capped at 8.00% until maturity) plus 355 basis points (5.45% at March 31, 2002 and December 31, 2001).
(i) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points (5.00% at March 31, 2002 and December 31, 2001).
(j)   Interest rates ranging from 6.78% to 8.75%.
(k)   Final maturity dates ranging from June 2002 to April 2016.
(l) Interest rates ranging from LIBOR plus 225 to 600 basis points (4.19% to 7.87%) to 11.00% fixed at March 31, 2002 and LIBOR plus 600 basis points (8.14%) to 11.00% fixed at December 31, 2001.
(m)   Final maturity dates ranging from August 2002 to April 2005.
(n)   The loan requires semi-annual payments of interest.
(o) Interest rate of LIBOR plus 250 basis points (4.37% at March 31, 2002 and 4.78% at December 31, 2001).
(p) During 2001, the $40,000 loan was fully defeased with substitute collateral of U.S. Treasuries and the principal balance was paid in full on February 4, 2002. At December 31, 2001, the face of the balance sheet includes $40,000 in restricted cash and $40,000 in mortgage notes payable.


         All mortgage notes payable are collateralized by certain properties owned by the respective entities with a net book value of $1,293,383 and $1,304,037 at March 31, 2002 and December 31, 2001, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers with a net book value of $146,191 at March 31, 2002 and $147,377 at December 31, 2001. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.24% per annum and 6.23% per annum at March 31, 2002 and December 31, 2001, respectively). Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At March 31, 2002, the balance outstanding on the Credit Facility was $162,200. In addition, $1,743 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of March 31, 2002, the unused balance of the Credit Facility available to the Company was $6,057.

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table below:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------------------
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......    $ 5,567     30,212   $  0.18       $ 3,181     23,829    $0.13

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        564      3,136                     426      3,226
  Options.......................................                   330                                 67

DILUTED EPS
                                                   --------    -------   -------      --------    -------   ------
  Income available plus assumed conversions.....   $  6,131     33,678   $  0.18      $  3,607     27,122    $0.13
                                                   ========    =======   =======      ========     ======    =====

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.

         The impact of discontinued operations, extraordinary item and cumulative effect of accounting change on basic and diluted EPS is summarized in the table below:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------------------
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED

Discontinued operations.........................       $  0.09       $  0.09             $  0.01       $  0.01

Extraordinary item and cumulative effect of
  accounting change.............................        $(0.02)       $(0.02)             $(0.02)       $(0.02)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.       SHAREHOLDERS' EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

         The following table summarizes the change in distributions in excess of accumulated earnings since January 1, 2002:

         Balance, January 1, 2002..................................            $ (166,956)
              Distributions declared, $0.4808 per share............               (14,691)
              Preferred stock dividends............................                (2,958)
              Net income...........................................                 8,525
                                                                              -----------
         Balance, March 31, 2002...................................            $ (176,080)
                                                                              ===========

7.       SEGMENT REPORTING

         Selected information about reportable segments of the Company is summarized in the table below:


                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                         -----------------------------------------

                                                                    COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
                                                    -----------------------------------------------------
         Total revenues ........................    $   52,928    $   16,488    $      768     $   70,184
         Total operating expenses ..............        31,682         6,217         3,102         41,001
                                                    ----------    ----------    ----------     ----------
         Operating income (loss) ...............    $   21,246    $   10,271    $   (2,334)    $   29,183
                                                    ==========    ==========    ==========     ==========

         Net property and equipment ............    $1,080,075    $  429,031    $   14,052     $1,523,158
                                                    ==========    ==========    ==========     ==========

         Investment in unconsolidated entities .    $   45,939    $    4,101    $              $   50,040
                                                    ==========    ==========    ==========     ==========

                                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                         -----------------------------------------

                                                                    COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
                                                    -----------------------------------------------------
         Total revenues ........................    $   43,676    $   18,643    $      983     $   63,302
         Total operating expenses ..............        24,270         7,209         2,830         34,309
                                                    ----------    ----------    ----------     ----------
         Operating income (loss) ...............    $   19,406    $   11,434    $   (1,847)    $   28,993
                                                    ==========    ==========    ==========     ==========

         Net property and equipment ............    $  872,750    $  478,872    $    6,384     $1,358,006
                                                    ==========    ==========    ==========     ==========

         Investment in unconsolidated entities .    $  125,797    $    5,148    $    6,746     $  137,691
                                                    ==========    ==========    ==========     ==========

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

         As of March 31, 2002, no reserves for losses have been provided in connection with these guarantees, as the Company does not expect to incur any liability.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the three months ended March 31, 2002, the Company recognized additional other comprehensive income of $1,935 to adjust the carrying amount of the interest rate swaps and caps to their fair values at March 31, 2002, which includes $2,582 in reclassfications to earnings for interest rate swap settlements during the period and $248 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of March 31, 2002. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                       INTEREST
               HEDGE TYPE                            NOTIONAL VALUE      RATE         MATURITY        FAIR VALUE
               ----------                            --------------      ----         --------        ----------

         Swap - Cash Flow.......................        $  162,000       5.90%      June 3, 2002     $   (1,715)
         Swap - Cash Flow.......................        $  110,000       5.39%     Jan. 31, 2004     $   (3,333)
         Cap - Cash Flow........................        $   45,000       8.00%     July 15, 2002     $        0
         Cap - Cash Flow........................        $   40,000       6.00%      Sep. 1, 2003     $       33
         Cap - Cash Flow........................        $  130,000       6.25%     Nov. 10, 2003     $      160

         On March 31, 2002, the derivative instruments were reported at their aggregate fair value of $(4,855) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. Within the next twelve months, the Company expects to reclassify to earnings approximately $1,715 of the current balance held in accumulated other comprehensive loss. There was no hedge ineffectiveness during the three months ended March 31, 2002.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

10.      DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first quarter of 2002, the Company sold two community centers for $22,400 and recognized a net gain of $2,870, which , in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for the two community centers were $717 and $826 for the quarters ended March 31, 2002 and 2001, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate future financing and joint venture arrangements; the failure of the closing of the sale of properties to take place, the failure of the Company to use sale proceeds to reduce debt and the failure of the Company to make additional investments in regional mall properties; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry, the rate of revenue increases versus expense increases, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

         Total revenues increased 10.9%, or $6.9 million, for the three months ended March 31, 2002. Of the $6.9 million increase, $9.9 million was the result of increased revenues at the malls, offset by $2.2 million as a result of decreased revenues at the community centers (including a $1.9 million decrease from dispositions) and $800,000 as a result of other revenue decreases. Acquisitions for the three month period ended March 31, 2002, reflect the inclusion in the consolidated financial statements of Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, as a result of an increase in the Company's ownership at that date.

Minimum rents

         Minimum rents increased 11.3%, or $4.5 million, for the three months ended March 31, 2002.

                                                        INCREASE (DOLLARS IN MILLIONS)
                                          -------------------------------------------------------------
                                                           COMMUNITY                            PERCENT
                                          MALLS             CENTERS             TOTAL           TOTAL
                                          -----             -------             -----           -----
         Same center..................    $ 0.0             $ (0.4)              $(0.4)          (1.0)%
         Acquisitions/Developments....      5.9                0.0                 5.9           14.8
         Dispositions.................      0.0               (1.0)               (1.0)          (2.5)
                                          -----             ------               -----           ----
                                          $ 5.9             $ (1.4)              $ 4.5           11.3%
                                          =====             ======               =====           ====


Tenant reimbursements

         Tenant reimbursements reflect a net increase of 17.6%, or $2.8 million, for the three months ended March 31, 2002.

                                                         INCREASE (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS            TOTAL            TOTAL
                                           -----             -------            -----            -----
         Same center..................    $(0.5)             $ (0.2)            $ (0.7)          (4.4)%
         Acquisitions/Developments....      3.6                 0.0                3.6           22.6
         Dispositions.................      0.0                (0.1)              (0.1)          (0.6)
                                          -----              ------             ------           ----
                                          $ 3.1              $ (0.3)            $  2.8           17.6%
                                          =====              ======             ======           ====

Other revenues

         The $300,000 decrease in other revenues is primarily the result of $900,000 decrease in fee income and $500,000 decrease in proceeds from sales of development land. This was offset by a $700,000 increase in other income due to the formation of Ohio Entertainment Corporation effective June 1, 2001 and $400,000 earned on short-term investments relating to the defeasance of debt securities on February 4, 2002.

EXPENSES

         Total expenses increased 19.5%, or $6.7 million, for the three months ended March 31, 2002. Real estate taxes increased $1.9 million, property operating expenses increased $1.3 million, depreciation and amortization increased $3.3 million and other operating expenses increased $200,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 18.5%, or $3.2 million, for the three months ended March 31, 2002.

                                                         INCREASE (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS            TOTAL            TOTAL
                                           -----             -------            -----            -----
         Same center..................    $(0.7)            $  (0.2)            $ (0.9)          (5.2)%
         Acquisitions/Developments....      4.2                 0.0                4.2           24.3
         Dispositions.................      0.0                (0.1)              (0.1)          (0.6)
                                          -----             -------             ------           ----
                                          $ 3.5             $  (0.3)            $  3.2           18.5%
                                          =====             =======             ======           ====

Depreciation and Amortization

         The $3.3 million increase in depreciation and amortization consists primarily of an increase from mall acquisitions.

General and Administrative

         General and administrative expense was $2.5 million and represented 3.6% of total revenues for the three months ended March 31, 2002, compared to $2.7 million and 4.2% of total revenues for the corresponding period in 2001.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 17.7%, or $3.5 million for the three months ended March 31, 2002. The summary below identifies the increase by its various components (dollars in thousands).

                                                                 THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                        2002                2001              INC. (DEC.)
                                                        ----                ----              -----------
         Average loan balance.....................  $ 1,210,034         $  1,051,916          $ 158,118
         Average rate.............................         7.05%                7.64%             (0.59%)

         Total interest...........................  $    21,327         $     20,092          $   1,235
         Amortization of loan fees................        1,755                1,696                 59
         Capitalized interest & other (1)....               193               (2,021)             2,214
                                                    -----------         ------------          ---------
         Interest expense.........................  $    23,275         $     19,767          $   3,508
                                                    ===========         ============          =========

(1) Other consists primarily of interest costs billed to joint venture entities.

DISCONTINUED OPERATIONS

         During the first quarter of 2002, the Company sold two community centers for $22.4 million with net gains of $2.9 million, which, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" are reported as Discontinued Operations. Income from discontinued operations was $200,000 for the three months ended March 31, 2002 compared to $150,000 for the corresponding period in 2001.

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

        Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.24% per annum at March 31, 2002). Payments due under the Credit Facility are guaranteed by the Company. During the first quarter of 2002, the weighted average interest rate was 6.19% per annum. At March 31, 2002, the outstanding balance on the Credit Facility was $162.2 million.

         In the first quarter of 2002, the Company repaid certain short term floating rate debt totaling $8.0 million, and sold a property in a transaction that included the buyer assuming a permanent mortgage note payable of $16.0 million. The Company also executed two new mortgage notes payable totaling $12.2 million. The new mortgage notes payable consist of (i) a $4.5 million loan collateralized by a first mortgage lien on Hocking Valley Mall, which matures in February 2007 and bears interest at 6.78% per annum and (ii) a $7.7 million loan collateralized by a first mortgage lien on Plaza Vista Mall, which matures in April 2005 and bears interest at LIBOR plus 2.25% per annum (4.19% at March 31, 2002). Including amortization of other permanent mortgages and a reduction in Credit Facility borrowings, total debt was reduced by $54.7 million during the first quarter of 2002. The reduction includes a $40.0 million reduction from a payoff of a REMIC tranche that had been previously defeased.

         At March 31, 2002, the Company's Credit Facility was collateralized with first mortgage liens on five properties having net book value of $146.2 million and its mortgage notes payable were collateralized with first mortgage liens on 77 properties having a net book value of $1,334.8 million. The Company also owned 10 unencumbered properties having a net book value of $42.1 million at that date. Certain of the loans are cross collateralized as part of a group of properties under a single loan, certain of the properties have cross default provisions and certain of the properties are subject to guarantees and financial covenants. Under the cross default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all properties under such loan.

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

         During the first quarter of 2002, the Company sold two community centers for $22.4 million generating a net gain to the Company of approximately $2.9 million. In accordance with SFAS No. 144, this gain is reflected in discontinued operations. Net income for the first quarter of 2002 includes net gains on sales of properties of $0.09 per diluted share compared with $0.02 per diluted share for the first quarter of 2001.

         In early April 2002, the Company announced that it had entered into a contract with a group of private investors for the sale of 44 single-tenant and community center assets for an approximate purchase price of $300.0 million. The properties total approximately 6.4 million square feet of gross leasable area. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The transaction is scheduled to close by August 31, 2002. The proceeds would likely be used to pay down debt and fund additional investments in the regional mall portfolio.

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

         At March 31, 2002, the Company's debt-to-total-market capitalization was 61.3%, compared to 61.5% at December 31, 2001. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the three months ended March 31, 2002, was $8.8 million versus $21.6 million for the corresponding period of 2001. Net income adjusted for non-cash items accounted for a $500,000 decrease, while changes in operating assets and liabilities accounted for a $12.3 million decrease. The change in operating assets and liabilities reflects lower accounts payable, a reduction in accrued real estates taxes due to the timing of payments and a reduction of prepaid rents at March 31, 2002.

         Net cash provided by investing activities for the three months ended March 31, 2002, was $39.0 million. It primarily reflects investment in the sale of assets of $5.9 million, additional direct investments in real estate assets of $6.7 million, proceeds from unconsolidated entities of $1.4 million, an increase in deferred expenses, prepaid and other assets of $900,000 and withdrawals from cash in escrow of $42.2 million. The withdrawal from cash in escrow includes $40.0 million related to the payoff of a REMIC tranche on February 4, 2002 that had been previously defeased.

         Net cash used in financing activities for the three months ended March 31, 2002, was $53.0 million. Cash was used to fund distributions of $19.0 million, make principal payments on mortgage and notes payable of $53.6 million and payments to the Credit Facility of $800,000. Cash was provided by issuance of new mortgage and notes payable of $15.7 million and proceeds of issuance of common shares of $4.7 million.

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

Malls

         Anchor vacancy increased by 162,000 square feet as a result of the rejection of Ames leases at New Towne Mall and River Valley Mall.

Community Centers

         Total Community Center vacant anchor space increased from 488,000 square feet at December 31, 2001 to 830,000 square feet at March 31, 2002. During the first quarter of 2002, the Company opened one new anchor at Vincennes, Indiana which reduced vacant space by approximately 40,000 square feet. Vacant anchor space increased 382,000 square feet in connection with the bankruptcy filings of Ames. The Company is currently working to re-lease the vacant anchor space and expects that the capital commitments required to complete the re-leasing will not exceed $1.0 million.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence any new developments in 2002. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, pre-development, leasing, construction financing and construction management.

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended March 31, 2002. The percentage change is based on those tenants reporting sales for the twenty four month period ended March 31, 2002.

                                                       MALLS                            COMMUNITY CENTERS
                                             ---------------------------    -----------------------------------
     PROPERTY TYPE                           SALES PSF      % INC.(DEC.)        SALES PSF          % INC.(DEC.)
     -------------                           ---------      ------------    ------------------     ------------

     Anchors ...........................       $163.03           (2.1)%         $294.99                2.5%
     Stores ............................       $296.66           (1.3)%         $209.68                1.8%
     Total..............................       $229.84           (1.6)%         $285.08                2.4%

     Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                             ------------------------------------------------------------
                                             3/31/02     12/31/01      9/30/01       6/30/01      3/31/01
                                             -------     --------      -------       -------      -------

     Mall Anchors........................     94.7%        94.6%        95.1%         95.8%        95.9%
     Mall Stores   ......................     86.2%        85.6%        85.3%         84.8%        86.2%
     Mall Stores Comparable 12 Months....     86.4%        85.9%        85.3%         84.8%        86.2%
     Total Mall Portfolio................     91.6%        91.3%        91.4%         91.6%        92.2%
     Community Center Anchors  ..........     89.6%        94.1%        95.6%         95.7%        96.6%
     Community Center Stores.............     83.9%        86.0%        86.4%         87.3%        88.4%
     Total Community Centers.............     88.7%        94.7%        95.1%         95.2%        95.7%
     Single Tenant Retail Properties.....    100.0%       100.0%       100.0%        100.0%       100.0%
     Total Community Center Portfolio....     90.5%        92.4%        93.6%         93.9%        94.9%

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

         The following table illustrates the calculation of FFO for the three months ended March 31, 2002 and 2001 (in thousands):

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     2002           2001
                                                                   --------       --------
Net income available to common shareholders .................      $  5,567       $  3,181
Add back (less):
     Real estate depreciation and amortization ..............        14,658         11,363
     GRT share of joint venture depreciation and amortization         2,071          4,274
     (Gain) loss on sales of  properties ....................                         (687)
     Discontinued operations: Gain on sales of properties ...        (2,870)
     Extraordinary item .....................................           748            290
     Cumulative effect of accounting change .................                          116
     Minority interest in partnership .......................           564            426
                                                                   --------       --------
Funds from operations .......................................      $ 20,738       $ 18,963
                                                                   ========       ========

Funds from operations .......................................      $ 20,738       $ 18,963
Add back (less):
     Capital expenditures ...................................        (2,638)        (2,086)
     Straight-line of minimum rents .........................          (529)          (447)
     Straight-line of ground lease expense ..................           (10)             1
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents .......................          (160)          (532)
                                                                   --------       --------
Adjusted funds from operations ..............................      $ 17,401       $ 15,899
                                                                   ========       ========

         FFO increased 9.4%, or $1.8 million, for the three months ended March 31, 2002. The increase was the result of increased operating income of $190,000, an increase in real estate depreciation and amortization of $3.3 million and a decrease in preferred stock dividends of $2.8 million, partially offset with an increase in net interest expense of $3.5 million and a decrease in FFO from joint ventures of $1.0 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2002 and 2001, approximately 69.3% and 66.8%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 5.1 years and 6.1 years, respectively, and weighted-average interest rates of approximately 7.685% and 7.606%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 5.783% and 7.200%, respectively.

         At March 31, 2002 and 2001, the fair value of the Company's debt (excluding it's Credit Facility) was $1,024.3 million and $927.7 million, respectively, compared to its carrying amounts of $1,029.8 million and $899.5 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2002 and 2001, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.2 million and $1.2 million, respectively, and decrease the fair value of debt by approximately $21.0 million and $28.8 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $1.2 million and $1.2 million, respectively, and increase the fair value of debt by approximately $29.0 million and $19.8 million, at the respective balance sheet dates.

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5.      OTHER INFORMATION
             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)       Exhibits

              10.156 Open-End Mortgage and Security Agreement, by Hocking Valley Mall, LLC to Golden American Life Insurance Company dated January 17, 2002.

              10.157 Mortgage Note dated as of January 17, 2002 issued by Hocking Valley Mall, LLC in the amount of $4,500,000.00.

              10.158 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Statement by Glimcher Buena Vista, LLC to Fidelity National Title Agency and National City Bank dated March 28, 2002.

              10.159 Mortgage Note dated as of March 28, 2002 issued by Glimcher Buena Vista, LLC in the amount of $7,700,000.00.

              (b)      Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST




May 10, 2002           /s/ Herbert Glimcher
----------------       ----------------------------------------------------
                       Herbert Glimcher, Chairman of the Board and
                       Chief Executive Officer (Principle Executive Officer)




May 10, 2002           /s/ William G. Cornely
----------------       ----------------------------------------------------
                       William G. Cornely, Executive Vice President
                       Chief Operating Officer & Chief Financial Officer