Form 10-Q
period 2002-06-30
GLIMCHER REALTY TRUST
filed 2002-08-13
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 001-12482

                              GLIMCHER REALTY TRUST

             (Exact name of registrant as specified in its charter)

                MARYLAND                                      31-1390518
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

          20 SOUTH THIRD STREET                                  43215
             COLUMBUS, OHIO                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (614) 621-9000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---
As of August 8, 2002 there were 34,289,224 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.






                                  1 of 25 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                               PAGE
                                                                                                            ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                                3

         Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001              4

         Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001                5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001                6

         Notes to Consolidated Financial Statements                                                           7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     22


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                              23

     Item 2.  Changes in Securities and Use of Proceeds                                                      23

     Item 3.  Defaults Upon Senior Securities                                                                23

     Item 4.  Submission of Matters to a Vote of Security Holders                                            23

     Item 5.  Other Information                                                                              23

     Item 6.  Exhibits and Reports on Form 8-K                                                               23


SIGNATURES                                                                                                   25

                                     PART 1
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS
                                                                                JUNE 30, 2002       DECEMBER 31, 2001
                                                                                -------------       -----------------
Investment in real estate:
   Land ...................................................................      $   209,248           $   216,795
   Buildings, improvements and equipment ..................................        1,558,308             1,591,624
   Developments in progress ...............................................           25,926                29,747
                                                                                 -----------           -----------
                                                                                   1,793,482             1,838,166
   Less accumulated depreciation ..........................................          306,134               288,485
                                                                                 -----------           -----------
     Net property and equipment ...........................................        1,487,348             1,549,681
   Investment in unconsolidated real estate entities ......................           50,309                48,001
                                                                                 -----------           -----------
     Net investment in real estate ........................................        1,537,657             1,597,682
                                                                                 -----------           -----------

Cash and cash equivalents .................................................            4,112                 8,709
Cash in escrow ............................................................           17,168                58,528
Tenant accounts receivable, net ...........................................           65,442                65,275
Deferred expenses, net ....................................................           25,407                25,589
Prepaid and other assets ..................................................            7,568                 2,736
                                                                                 -----------           -----------
                                                                                 $ 1,657,354           $ 1,758,519
                                                                                 ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ....................................................      $ 1,018,353           $ 1,083,741
Notes payable .............................................................          157,400               163,000
Accounts payable and accrued expenses .....................................           47,541                67,329
Distributions payable .....................................................           19,277                18,970
                                                                                 -----------           -----------
                                                                                   1,242,571             1,333,040
                                                                                 -----------           -----------
Commitments and contingencies

Minority interest in operating partnership ................................           26,565                28,954
                                                                                 -----------           -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding ...................          127,950               127,950
   Common shares of beneficial interest, $0.01 par value, 30,833,803 and  30,093,231 shares issued and outstanding as of  June 30, 2002
     and December 31, 2001, respectively ..................................              309                   301
  Additional paid-in capital ..............................................          451,788               441,696
  Distributions in excess of accumulated earnings .........................         (187,759)             (166,956)
  Accumulated other comprehensive income (loss) ...........................           (4,070)               (6,466)
                                                                                 -----------           -----------
                                                                                     388,218               396,525
                                                                                 -----------           -----------
                                                                                 $ 1,657,354           $ 1,758,519
                                                                                 ===========           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           2002         2001
                                                                           ----         ----
Revenues:
    Minimum rents .................................................     $ 42,924      $ 45,999
    Percentage rents ..............................................        1,215           957
    Tenant reimbursements .........................................       19,812        19,965
    Other .........................................................        5,260         4,569
                                                                        --------      --------
     Total revenues ...............................................       69,211        71,490
                                                                        --------      --------
Expenses:
     Real estate taxes ............................................        7,219         7,570
     Property operating expenses ..................................       14,472        13,687
                                                                        --------      --------
                                                                          21,691        21,257
    Provision for doubtful accounts ...............................          936           836
    Other operating expenses ......................................        1,448         1,491
    Write-off of development cost .................................                      3,208
    Depreciation and amortization .................................       14,442        15,043
    General and administrative ....................................        2,645         3,286
                                                                        --------      --------
       Total expenses .............................................       41,162        45,121
                                                                        --------      --------

       Operating income ...........................................       28,049        26,369

Gain on sales of properties .......................................                        501
Interest income ...................................................          145           259
Interest expense ..................................................       22,001        21,640
Equity in income of unconsolidated entities .......................          603           983
Minority interest in operating partnership ........................          312         2,532
                                                                        --------      --------
Income before discontinued operations and extraordinary item ......        6,484         3,940
Discontinued operations:
     Loss on sales of properties ..................................          434
     Income from operations .......................................          308           559
                                                                        --------      --------
Income before extraordinary item ..................................        6,358         4,499
Extraordinary item: Early extinguishment of debt ..................          252             4
                                                                        --------      --------
      Net income ..................................................        6,106         4,495
Less: Preferred stock dividends ...................................        2,958         4,101
Add:  Discount on redemption of preferred stock ...................                     22,440
                                                                        --------      --------
      Net income available to common shareholders .................     $  3,148      $ 22,834
                                                                        ========      ========

EPS before discontinued operations and extraordinary item (basic) .     $   0.11      $   0.84
Discontinued operations and extraordinary item ....................     $  (0.01)     $   0.02
EPS (basic) .......................................................     $   0.10      $   0.86

EPS before discontinued operations and extraordinary item (diluted)     $   0.11      $   0.82
Discontinued operations and extraordinary item ....................     $  (0.01)     $   0.02

EPS (diluted) .....................................................     $   0.10      $   0.84

Cash distributions declared per common share of beneficial interest     $ 0.4808      $ 0.4808
                                                                        ========      ========

Net income ........................................................     $  6,106      $  4,495
Other comprehensive income (loss) .................................          461          (181)
                                                                        --------      --------
Comprehensive income ..............................................     $  6,567      $  4,314
                                                                        ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               2002          2001
                                                                                               ----          ----
Revenues:
    Minimum rents .....................................................................     $  86,839     $  85,377
     Percentage rents .................................................................         2,583         2,436
    Tenant reimbursements .............................................................        38,634        35,935
    Other .............................................................................        10,347         9.996
                                                                                            ---------     ---------
     Total revenues ...................................................................       138,403       133,744
                                                                                            ---------     ---------
Expenses:
     Real estate taxes ................................................................        14,817        13,236
     Property operating expenses ......................................................        27,470        25,363
                                                                                            ---------     ---------
                                                                                               42,287        38,599

    Provision for doubtful accounts ...................................................         1,725         1,533
    Other operating expenses ..........................................................         3,105         2,969
    Write-off of development cost .....................................................                       3,208
    Depreciation and amortization .....................................................        29,483        26,867
    General and administrative ........................................................         5,184         5,858
                                                                                            ---------     ---------
       Total expenses .................................................................        81,784        79,034
                                                                                            ---------     ---------

       Operating income ...............................................................        56,619        54,710

Gain on sales of properties ...........................................................                       1,188
Interest income .......................................................................           365           478
Interest expense ......................................................................        45,067        41,229
Equity in income of unconsolidated entities ...........................................         1,240           477
Minority interest in operating partnership ............................................           876         2,958
                                                                                            ---------     ---------
Income before discontinued operations, extraordinary item and cumulative effect of
     accounting change ................................................................        12,281        12,666
Discontinued operations:
     Gain on sales of properties ......................................................         2,436
     Income from operations ...........................................................           912         1,180
                                                                                            ---------     ---------
Income before extraordinary item and cumulative effect of accounting change ...........        15,629        13,846
Extraordinary item: Early extinguishment of debt ......................................         1,000           294
                                                                                            ---------     ---------
Income before cumulative effect of accounting change ..................................        14,629        13,552
Cumulative effect of accounting change ................................................                         116
                                                                                            ---------     ---------
      Net income ......................................................................        14,629        13,436
Less: Preferred stock dividends .......................................................         5,917         9,861
Add:  Discount on redemption of preferred stock .......................................                      22,440
                                                                                            ---------     ---------
      Net income available to common shareholders .....................................     $   8,712     $  26,015
                                                                                            =========     =========

EPS before discontinued operations, extraordinary item and cumulative effect of
     accounting change (basic) ........................................................     $    0.22     $    1.00
Discontinued operations, extraordinary item and cumulative effect of accounting change      $    0.07     $    0.03
EPS (basic) ...........................................................................     $    0.29     $    1.03
EPS before discontinued operations, extraordinary item and cumulative effect of
     accounting change (diluted) ......................................................     $    0.21     $    0.99
Discontinued operations, extraordinary item and cumulative effect of accounting change      $    0.07     $    0.03
EPS (diluted) .........................................................................     $    0.28     $    1.01

Cash distributions declared per common share of beneficial interest ...................     $  0.9616     $  0.9616
                                                                                            =========     =========

Net income ............................................................................     $  14,629     $  13,436
Other comprehensive income (loss) .....................................................         2,396        (4,122)
                                                                                            ---------     ---------
Comprehensive income ..................................................................     $  17,025     $   9,314
                                                                                            =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    2002           2001
                                                                                    ----           ----
Cash flows from operating activities:
     Net income ............................................................     $  14,629      $  13,436
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ..............................         1,738          1,569
              Depreciation and amortization ................................        29,797         27,475
              Loan fee amortization ........................................         3,069          3,073
              Extraordinary loss on early extinguishment of debt ...........         1,000            294
              Cumulative effect of accounting change .......................                          116
              Equity in income of unconsolidated entities ..................        (1,240)          (477)
              Gain on sales of properties ..................................                       (1,186)
              Capitalized development costs charged to expense .............           453          4,005
              Gain on sales of properties from discontinued operations .....        (2,436)
              Minority interest in operating partnership ...................           876          2,958
         Net changes in operating assets and liabilities:
              Tenant accounts receivable, net ..............................        (2,428)        (3,035)
              Deferred expenses, prepaid and other assets ..................        (4,806)           747
              Accounts payable and accrued expenses ........................       (15,738)        (1,398)
                                                                                 ---------      ---------

                 Net cash provided by operating activities .................        24,914         47,577
                                                                                 ---------      ---------

Cash flows from investing activities:
         Additions to investment in real estate ............................        (9,074)       (17,612)
         Investment in unconsolidated entities, net ........................        (1,057)       (10,121)
         Proceeds from sales of properties -  operating ....................                       19,998
         Proceeds from sales of properties -  discontinued operations ......        22,340
         Withdrawals from cash in escrow ...................................        41,073            378
         Additions to deferred expenses, prepaid and other assets ..........        (6,241)        (4,457)
                                                                                 ---------      ---------

                 Net cash provided by (used in) investing activities .......        47,041        (11,814)
                                                                                 ---------      ---------

Cash flows from financing activities:
         Payments on revolving line of credit ..............................        (5,600)        (2,600)
         Proceeds from issuance of mortgage and notes payable ..............       188,337         63,841
         Principal payments on mortgage and notes payable ..................      (230,038)       (76,737)
         Proceeds from the issuance of common shares of beneficial interest,
            net of underwriting and other offering costs of $273 ...........                       83,709
         Redemption of preferred shares ....................................                      (67,560)
         Net proceeds from other issuance of shares ........................         8,830            511
         Cash distributions ................................................       (38,081)       (36,582)
                                                                                 ---------      ---------

                 Net cash used in financing activities .....................       (76,552)       (35,418)
                                                                                 ---------      ---------

Net change in cash and cash equivalents ....................................        (4,597)           345

Cash and cash equivalents, at beginning of period ..........................         8,709          5,414
                                                                                 ---------      ---------

Cash and cash equivalents, at end of period ................................     $   4,112      $   5,759
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (90.9% and 90.4% owned by GRT at June 30, 2002 and December 31, 2001, respectively), of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, three Delaware limited partnerships, (Grand Central Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 20 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, East Pointe Venture, LLC, River Valley Venture, LLC, JG Mezzanine, LLC, Jersey Gardens Center, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Barren River Plaza, LLC and Hocking Valley Mall, LLC, one Colorado limited liability company (Olathe Mall, LLC), one Ohio limited partnership (Morgantown Mall Associates Limited Partnership) and one Pennsylvania limited partnership (Loyal Plaza Venture Limited Partnership), all of which are owned directly or indirectly and controlled by GRT. The Operating Partnership has an investment in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated in consolidation. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Until December 31, 2000, GDC was a non-qualified REIT subsidiary accounted for under the equity method. Effective January 1, 2001, GRT has elected for GDC to be a taxable REIT subsidiary, as permitted by the Tax Relief Extension Act of 1999, and it is included in the consolidated financial statements of the Company from that date.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The December 31, 2001 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2001.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $3,416 and $3,559 for real estate improvements as of June 30, 2002 and 2001, respectively. Also, during the first half of 2002, the Company sold five community centers and one single tenant asset; two of the transactions included the buyer assuming existing mortgage notes payable of $23,667.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Reclassifications

         Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation.

2.       INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Dayton Mall Venture, LLC, a 50.00% interest in Colonial Park Mall Limited Partnership, a 37.85% interest in Glimcher SuperMall Venture, LLC, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC.

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

         GDC provides development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest and to third parties. GDC recognized fee income of $803, and $2,580 for services provided to the joint ventures for the six months ended June 30, 2002 and 2001, respectively.

          The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:


BALANCE SHEETS                                                               JUNE 30, 2002        DECEMBER 31, 2001
                                                                             -------------        -----------------
Assets:
    Investment properties at cost, net.............................            $  503,196             $ 509,294
    Other assets...................................................                55,313                60,293
                                                                               ----------             ---------
                                                                               $  558,509             $ 569,587
                                                                               ==========             =========
Liabilities and Members' Equity:...................................
    Mortgage notes payable.........................................            $  399,816             $ 392,649
    Accounts payable and accrued expenses..........................                25,904                42,340
                                                                               ----------             ---------
                                                                                  425,720               434,989
    Members' equity................................................               132,789               134,598
                                                                               ----------             ---------
                                                                               $  558,509             $ 569,587
                                                                               ==========             =========
Operating Partnership's share of members' equity...................            $   49,977             $  50,526
                                                                               ==========             =========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED
REAL ESTATE ENTITIES:

Members' equity....................................................            $   49,977             $  50,526
Advances and additional costs......................................                   332                (2,525)
                                                                               ----------             ---------
Investment in unconsolidated real estate entities..................            $   50,309             $  48,001
                                                                               ==========             =========

STATEMENT OF OPERATIONS

                                                       FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                       --------------------        ------------------
                                                          ENDED JUNE 30,             ENDED JUNE 30,
                                                          --------------             --------------
                                                         2002          2001         2002         2001
                                                         ----          ----         ----         ----
Total revenues ...................................     $ 23,810      $ 18,795     $ 47,130     $ 47,937
Operating expenses ...............................        9,863         7,854       20,110       20,225
                                                       --------      --------     --------     --------
Net operating income .............................       13,947        10,941       27,020       27,712
Depreciation and amortization ....................        5,001         3,304       10,082        9,654
Other income/expenses ............................          585            52          611           80
Interest expense, net ............................        6,737         5,441       13,196       14,588
                                                       --------      --------     --------     --------
Net income .......................................     $  1,624      $  2,144     $  3,131     $  3.390
                                                       ========      ========     ========     ========
Operating Partnership's share of net income (loss)     $    603      $    983     $  1,240     $    477
                                                       ========      ========     ========     ========
Net income .......................................     $  1,624      $  2,144     $  3,131     $  3,390
Other comprehensive (loss) income ................                                               (2,732)
                                                       --------      --------     --------     --------

Comprehensive income .............................     $  1,624      $  2,144     $  3,131     $  3,624
                                                       ========      ========     ========     ========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF JUNE 30, 2002 AND DECEMBER 31, 2001 CONSIST OF THE FOLLOWING:

                                         CARRYING AMOUNT OF                           PAYMENT  PAYMENT AT     MATURITY
           DESCRIPTION                  MORTGAGE NOTES PAYABLE      INTEREST RATE      TERMS    MATURITY        DATE
-------------------------------------------------------------------------------------------------------------------------
                                        2002          2001         2002        2001
                                        ----          ----         ----        ----
Glimcher Holdings L.P. - Loan B..   $            $    40,000                   7.51%            $
Grand Central L.P................       50,814        51,097       7.18%       7.18%     (b)      46,065   Feb. 1, 2009
Morgantown Mall Associates L.P...       56,086        56,428       6.89%       6.89%     (b)        (c)        (c)
University Mall L.P..............       67,692        68,176       7.09%       7.09%     (b)        (d)        (d)
Northtown Mall, LLC..............       40,000        40,000        (e)         (e)      (a)     40,000   Aug. 31, 2003
Montgomery Mall Associates L.P...       45,815        46,102       6.79%       6.79%     (b)        (f)        (f)
Weberstown Mall, LLC ............       19,941        20,044       7.43%       7.43%     (b)      19,033    May 1, 2006
Glimcher Lloyd Venture, LLC......      130,000       130,000        (g)         (g)      (a)     130,000  Nov. 10, 2003
Great Plains Metro Mall, LLC.....       42,000        42,000        (h)         (h)      (a)      42,000   Jul. 9, 2004
Johnson City Venture, LLC........       40,439        40,593       8.37%       8.37%     (b)      37,026   Jun. 1, 2010
Ashland Venture, LLC.............       26,783        26,968       7.25%       7.25%     (b)      21,817   Nov. 1, 2011
River Valley Mall Venture, LLC...       38,000        38,000        (i)         (i)      (a)      38,000  Dec. 31, 2004
Glimcher Jersey Gardens, LLC.....      165,000       162,190        (j)        8.20%   (a)(b)    162,222   June 9, 2004
Southside Mall, LLC..............        7,638                      (k)                  (a)       7,638    May 1, 2004
Glimcher Properties L.P. Mortgage
   Notes Payable:
    Glimcher Properties L.P......       50,000        50,000       7.47%       7.47%     (a)      50,000  Oct. 26, 2002
    Glimcher Properties L.P......       84,422        85,503       8.46%       8.46%     (b)      63,346   Jul. 1, 2009
    Other Mortgage Notes.........       86,862        98,198        (l)         (l)      (b)      68,517       (m)
    Other Bridge Facilities......       47,861        60,093        (n)         (n)      (a)      47,861       (o)
    Tax Exempt Bonds.............       19,000        19,000       6.00%       6.00%     (p)      19,000   Nov. 1, 2028
    Construction Loans.......                          8,629                    (q)
                                    ----------    ----------
Total Mortgage Notes Payable.....   $1,018,353    $1,083,741
                                    ==========    ==========

(a)   The loan requires monthly payments of interest only.
(b)   The loan requires monthly payments of principal and interest.
(c) The loan matures in September 2028, with an optional prepayment date in 2008.
(d) The loan matures in January 2028, with an optional prepayment date in January 2013.
(e) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points (5.34% at June 30, 2002 and 5.62% at December 31, 2001).
(f)   The loan matures in August 2028, with an optional prepayment date in 2005.
(g) Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points (6.25% at June 30, 2002 and December 31, 2001).
(h) Interest rate of LIBOR (capped at 8.00% until maturity) plus 355 basis points (5.39% at June 30, 2002 and December 31, 2001).
(i) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points (5.00% at June 30, 2002 and December 31, 2001).
(j) For $135,000, interest rate of LIBOR (capped at 7.00%) plus 197 basis points (3.81% at June 30, 2002). For the remaining balance, interest rate of LIBOR (capped at 7.00%) plus 819 basis points (10.03% at June 30,
      2002).
(k)   Interest rate of LIBOR plus 195 basis points (3.79% at June 30, 2002).
(l)   Interest rates ranging from 6.78% to 8.75%.
(m)   Final maturity dates ranging from February 2008 to April 2016.
(n) Interest rates ranging from LIBOR plus 600 basis points (7.84% at June 20, 2002 and 8.14% at December 31, 2001) to 11.00% fixed at June 30, 2002 and
      December 31, 2001.
(o)   Final maturity dates ranging from August 2002 to January 2003.
(p)   The loan requires semi-annual payments of interest.
(q)   Interest rate of LIBOR plus 250 basis points (4.62% at December 31, 2001).


         All mortgage notes payable are collateralized by certain properties owned by the respective entities with a net book value of $1,289,989 and $1,304,037 at June 30, 2002 and December 31, 2001, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers with a net book value of $134,787 at June 30, 2002 and $147,377 at December 31, 2001. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.31% per annum and 6.23% per annum at June 30, 2002 and December 31, 2001, respectively). Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At June 30, 2002, the balance outstanding on the Credit Facility was $157,400. In addition, $3,634 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of June 30, 2002, the unused balance of the Credit Facility available to the Company was $8,966.

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table(s) below:


                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $  3,148     30,627   $  0.10      $ 22,834     26,655    $0.86

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        312      3,084                   2,532      3,226    (0.01)
  Options.......................................                   356                                212    (0.01)

DILUTED EPS
                                                   --------    -------   -------      --------     ------    -----
  Income available plus assumed conversions.....   $  3,460     34,067   $  0.10      $ 25,366     30,093    $0.84
                                                   ========    =======   =======      ========     ======    =====


                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $  8,712     30,421   $  0.29     $ 26,015      25,250    $1.03

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        876      3,110     (0.01)       2,958       3,226    (0.01)
  Options.......................................                   344                                115    (0.01)

DILUTED EPS
                                                   --------    -------   -------     ---------     ------    -----
  Income available plus assumed conversions.....   $  9,588     33,875   $  0.28     $ 28,973      28,591    $1.01
                                                   ========    =======   =======     =========     ======    =====



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

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The impact of discontinued operations, extraordinary item and cumulative effect of accounting change on basic and diluted EPS is summarized in the table below:

                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                               2002                              2001
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED
Discontinued operations.........................        $ 0.00      $ 0.00                $ 0.02        $ 0.02
Extraordinary item and cumulative effect of
  accounting change.............................        $(0.01)     $(0.01)               $ 0.00        $ 0.00


                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                               2002                              2001
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED
Discontinued operations.........................        $ 0.10      $ 0.10                $ 0.04        $ 0.04
Extraordinary item and cumulative effect of
  accounting change.............................        $(0.03)     $(0.03)               $(0.01)       $(0.01)

6.       SHAREHOLDERS' EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

         The following table summarizes the change in distributions in excess of accumulated earnings:

         Balance, January 1, 2002..................................            $ (166,956)
              Distributions declared, $0.9616 per share............               (29,515)
              Preferred stock dividends............................                (5,917)
              Net income...........................................                14,629
                                                                               ----------
         Balance, June 30, 2002....................................            $ (187,759)
                                                                               ==========

7.       SEGMENT REPORTING

         Selected information about reportable segments of the Company is summarized in the table below:

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                     ---------------------------------------------------
                                                                          COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
                                                     ---------------------------------------------------
         Total revenues....................          $    53,845   $    15,320   $     46    $    69,211
         Total operating expenses..........               32,173         6,136      2,853         41,162
                                                     -----------    ------------ --------    -----------
         Operating income (loss)...........          $    21,672   $     9,184   $ (2,807)   $    28,049
                                                     ===========   ===========   ========    ===========

         Net property and equipment........          $ 1,074,239   $   402,405   $ 10,704    $ 1,487,348
                                                     ===========   ===========   ========    ===========

         Investment in unconsolidated entities..     $    46,661   $     3,648   $           $    50,309
                                                     ===========   ===========   ========    ===========


                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                     ---------------------------------------------------
                                                                          COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
                                                     ---------------------------------------------------
         Total revenues....................          $    53,905   $    16,619   $    966    $    71,490
         Total operating expenses..........               31,909         6,143      3,861         41,913
                                                     -----------    ------------ --------    -----------
         Operating income (loss)...........          $    21,996   $    10,476   $ (2,895)   $    29,577
                                                     ===========   ===========   ========    ===========

         Net property and equipment........          $ 1,113,646   $   456,332   $  7,423    $ 1,577,401
                                                     ===========   ===========   ========    ===========

         Investment in unconsolidated entities..     $    50,959   $     3,952   $           $    54,911
                                                     ===========   ===========   ========    ===========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                                    COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
                                                         -----       -------     ---------       -----
         Total revenues....................          $   106,899   $   30,816   $     688     $  138,403
         Total operating expenses..........               63,939       11,969       5,876         81,784
                                                     -----------   ----------   ---------     ----------
         Operating income (loss)...........          $    42,960   $   18,847   $  (5,188)    $   56,619
                                                     ===========   ==========   =========     ==========

         Net property and equipment........          $ 1,074,239    $ 402,405   $  10,704     $1,487,348
                                                     ===========   ==========   =========     ==========

         Investment in unconsolidated entities..     $    46,661   $    3,648   $             $   50,309
                                                     ===========   ==========   =========     ==========


                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                                    COMMUNITY
                                                         MALLS       CENTERS     CORPORATE       TOTAL
         Total revenues....................          $    97,347   $   34,215   $   2,182     $  133,744
         Total operating expenses..........               56,183       12,957       6,686         75,826
                                                     -----------   ----------   ---------     ----------
         Operating income (loss)...........          $    41,164   $   21,258   $  (4,504)    $   57,918
                                                     ===========   ==========   =========     ==========

         Net property and equipment........          $ 1,113,646   $  456,332   $   7,423     $1,577,401
                                                     ===========   ==========   =========     ==========

         Investment in unconsolidated entities..     $    50,959   $    3,952   $             $   54,911
                                                     ===========   ==========   =========     ==========

8.       RELATED PARTY TRANSACTIONS

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $13 and $218 for the six months ended June 30, 2002 and $3 and $260 for the six months ended June 30, 2001, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. The Company's joint ventures paid the same two companies $1 and $63, for the six months ended June 30, 2002 and $5 and $33 for the six months ended June 30, 2001, respectively. Additionally, the Company paid Triad CM ("Triad"), which is partially owned by Herbert Glimcher, $1 and $132 for the six months ended June 30, 2002 and 2001, respectively, in connection with construction management and contractor services at GPLP's properties. Joint ventures in which the Company holds a ownership interest paid Triad $320 and $1,548 for the six months ended June 30, 2002 and 2001, respectively, for services provided to these joint ventures.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is president, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received commissions from insurance carriers of $186 for the year ended December 31, 2001. The Company has made a number of changes to its insurance coverages and the commission rates associated with the policies for 2002 have not yet been finalized by the carriers.

         A brother of Herbert Glimcher owns a company that leases six store locations in the Company's properties. Minimum rents were $132 and $58 for the six months ended June 30, 2002 and 2001, respectively, and prepaid amounts from these tenants were $39 and $19 at June 30, 2002 and 2001, respectively.

         On March 31,1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounts for its investment in San Mall under the equity method of accounting (see Note 2). On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. In connection with the acquisition, the Company and Fifth Avenue entered into a Call Agreement that permits the Company to make an offer to acquire the interest of the other member. The other member may accept such offer or reject such offer and shall have the right to tender an offer to the Company. The Company shall likewise have the right to accept or reject such offer.

         The Company provides management and leasing services to San Mall under an operating agreement entered into in 1999. For the six months ended June 30, 2002 and 2001, the Company recognized fee income of $160 and $101, respectively, under such agreement. At June 30, 2002, San Mall had total assets of approximately $45,979, total liabilities of $36,314 and combined members' equity of $9,665. Total revenues and net income were $6,772 and $543, respectively, for the six months ended June 30, 2002 and $7,263 and $1,578, respectively, for the six months ended June 30, 2001.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher, (a trustee of GRT). The sale price was $9,937, including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000, from a partnership in which Herbert Glimcher and Michael Glimcher hold an equity interest. Approximately $4,924 is included in accounts payable at both June 30, 2002 and 2001, related to this transaction. Interest paid was $150 and $125 for the six months ended June 30, 2002 and 2001, respectively.

9.       CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of 50.0% of the outstanding obligation on the indebtedness on the Property.

         As of June 30, 2002, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

10.      DERIVATIVES AND HEDGING ACTIVITIES

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

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the six months ended June 30, 2002, the Company recognized additional other comprehensive income of $2,396 to adjust the carrying amount of the interest rate swaps and caps to their fair values at June 30, 2002, which includes $4,710 in reclassfications to earnings for interest rate swap settlements during the period and $281 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of June 30, 2002. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                        INTEREST
               HEDGE TYPE                            NOTIONAL VALUE       RATE       MATURITY         FAIR VALUE
               ----------                            --------------       ----       --------         ----------

         Swap - Cash Flow.......................        $  110,000       5.39%     Jan. 31, 2004     $   (4,759)
         Cap - Cash Flow........................        $  165,000       7.00%     Jun. 15, 2004     $      185
         Cap - Cash Flow........................        $   45,000       8.00%     Jul. 15, 2003     $        1
         Cap - Cash Flow........................        $   40,000       6.00%     Sep.  1, 2003     $        4
         Cap - Cash Flow........................        $  130,000       6.25%     Nov. 10, 2003     $       28

         On June 30, 2002, the derivative instruments were reported at their aggregate fair value of ($4,541) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the six months ended June 30, 2002.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11.      DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first half of 2002, the Company sold five community centers and one single tenant asset for $47,162 and recognized a net gain of $2,436, which , in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $614 and $1,742 for the three months ended June 30, 2002 and 2001, respectively, and $2,323 and $3,616 for the six months ended June 30, 2002 and 2001, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

         At June 30, 2002, Loyal Plaza, a community center in Williamsport, PA was held for sale. Net property and equipment and mortgage notes payable include $15,715 and $13,878, respectively, related to this property, which was subsequently sold in July 2002.

12.      SUBSEQUENT EVENTS

         In July 2002, the Company completed a follow-on public offering of 3,450,000 common shares resulting in net proceeds to the Company of $58,409 before expenses. Additionally, in the middle of July 2002, the Company acquired an additional 34.845% ownership interest in Glimcher Supermall Venture, LLC, the owner of SuperMall of the Great Northwest for $15,000. The Company now owns 72.69% of this mall. In early August 2002, the Company acquired an additional 50.0% ownership interest in Dayton Mall Venture, LLC, the owner of Dayton Mall for $17,250. The Company now owns 100.0% of this mall. Finally, the Company sold Loyal Plaza in early July 2002 (see Note 11 above).

         The accompanying unaudited proforma consolidated balance sheet is presented as if the Company's follow-on equity offering, the acquisitions of joint venture interests in Glimcher Supermall Venture, LLC and Dayton Mall Venture, LLC and the sale of Loyal Plaza occurred as of June 30, 2002.

                                                                    AS             PRO
                                                                 REPORTED         FORMA
                                                                 --------         -----
         Assets:
         Net property and equipment .......................     $1,487,348     $1,637,899
         Investment in unconsolidated real estate entities          50,309         22,582
                                                                ----------     ----------
         Net investment in real estate ....................      1,537,657      1,660,481
         Other assets .....................................        119,697        142,961
                                                                ----------     ----------
                                                                $1,657,354     $1,803,442
                                                                ==========     ==========
         Liabilities and Shareholders' Equity:
         Mortgage and notes payable .......................     $1,175,753     $1,257,949
         Other liabilities ................................         66,818         71,054
                                                                ----------     ----------
                                                                 1,242,571      1,329,003
                                                                ----------     ----------

         Minority interest in operating partnership .......         26,565         28,866
                                                                ----------     ----------
         Shareholders' equity .............................        388,218        445,573
                                                                ----------     ----------
                                                                $1,657,354     $1,803,442

The unaudited profoma consolidated balance sheet above reflects the following:

(a) Completion of the Company's follow-on offering of 3,450,000 Shares and utilization of net proceeds to pay down $25,809 of mortgage notes payable.
(b) Acquisition of an additional 34.845% ownership interest in Glimcher Supermall Venture, LLC, for $15,000, assumption of the existing mortgage notes payable of $62,766 and assumption of net assets and liabilities.
(c) Acquisition of an additional 50.0% ownership interest in Dayton Mall Venture, LLC, for $17,250, assumption of the existing mortgage notes payable of $59,116 and assumption of net assets and liabilities.
(d) Sale of Loyal Plaza for $18,300 and assumption of existing mortgage note payable of $13,877.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of certain properties to take place; the failure of the Company to use sale proceeds to reduce debt as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

         Total revenues decreased 3.2%, or $2.3 million, for the three months ended June 30, 2002. Of the $2.3 million decrease, $1.0 million was the result of decreased revenues at the malls, $1.4 million as a result of decreased revenues at the community centers (including a $920,000 decrease from dispositions completed during 2001) and $100,000 as a result of other revenue decreases.

Minimum rents

         Minimum rents decreased 6.7% or $3.1 million for the three months ended June 30, 2002.

                                     INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                               -----------------------------------------------------
                                            COMMUNITY                       PERCENT
                               MALLS         CENTERS         TOTAL           TOTAL
                               ------         ------         ------           ----
         Same center ....      $ (1.5)        $ (0.8)        $ (2.3)          (5.0)%
         Acquisitions ...         0.0            0.0            0.0            0.0
         Dispositions ...         0.0           (0.8)          (0.8)          (1.7)
                               ------         ------         ------           ----
                               $ (1.5)        $ (1.6)        $ (3.1)          (6.7)%
                               ======         ======         ======           ====

         The same center mall decline of $1.5 million reflects additional rents from core properties of $300,000, offset by a decline in termination income of $1.2 million and a reduction of $600,000 as a result of anchor tenant bankruptcies. The community centers same center change is primarily related to a $500,000 reduction as a result of anchor tenant bankruptcies.

Tenant reimbursements

         Tenant reimbursements reflect a decrease of 0.1%, or $150,000 for the three months ended June 30, 2002.

                                    INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                               ----------------------------------------------------
                                            COMMUNITY                      PERCENT
                               MALLS         CENTERS         TOTAL          TOTAL
                               -----          ----           -----           ----
         Same center ....      $(0.3)         $0.0           $(0.3)          (0.2)%
         Acquisitions ...        0.0           0.0             0.0            0.0
         Dispositions ...        0.0           0.1             0.1            0.1
                               -----          ----           -----           ----
                               $(0.3)         $0.1           $(0.2)          (0.1)%
                               =====          ====           =====           ====

Other revenues

         The $690,000 increase in other revenues is primarily the result of a $1.0 million increase in other income due to the formation of Ohio Entertainment Corporation ("OEC"), effective June 1, 2001, and an increase of $200,000 in management fee income, partially offset with a $480,000 decrease in fee income. OEC operates a theater at one mall and a skating rink at another mall; the revenues and expenses of these operations are included in other revenues and other operating expenses.

EXPENSES

         Total expenses decreased 8.8%, or $4.0 million, for the three months ended June 30, 2002. Real estate taxes and property operating expenses increased $430,000, depreciation and amortization decreased $600,000, general and administrative expenses decreased $640,000 and the write-off of development cost decreased $3.2 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 2.0%, or $430,000, for the three months ended June 30, 2002.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                            -----------------------------------------------------
                                                          COMMUNITY                       PERCENT
                                            MALLS          CENTERS        TOTAL            TOTAL
                                            -----          -------        -----            -----
         Same center .................      $  0.5         $  0.0         $  0.5            2.5%
         Acquisitions/Developments ...         0.0            0.0            0.0            0.0
         Dispositions ................         0.0           (0.1)          (0.1)          (0.5)
                                            ------         ------         ------            ---
                                            $  0.5         $ (0.1)        $  0.4            2.0%
                                            ======         ======         ======            ===

Depreciation and Amortization

         The $600,000 decrease in depreciation and amortization consists primarily of a decrease of $420,000 in the malls and a $180,000 decrease in other corporate depreciation and amortization.

General and Administrative

         General and administrative expense was $2.6 million and represented 3.8% of total revenues for the three months ended June 30, 2002, compared to $3.3 million and 4.6% of total revenues for the corresponding period in 2001. The second quarter of 2001 included certain one time bonus and relocation costs. The second quarter of 2002 is comparable to the first quarter of 2002 and is representative of the general and administrative costs related to our current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and did not grant general salary increases for 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 1.7%, or $361,000 for the three months ended June 30, 2002. The summary below identifies the increase by its various components (dollars in thousands).

                                                        THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------------------
                                                  2002              2001          INC. (DEC.)
                                                  ----              ----          -----------
         Average loan balance ..............  $ 1,189,398      $ 1,217,999       $   (28,601)
         Average rate ......................         6.94%            7.31%            (0.37%)

         Total interest ....................  $    20,636      $    22,259       $    (1,623)
         Amortization of loan fees .........        1,313            1,375               (62)
         Capitalized interest & other (1) ..           52           (1,994)            2,046
                                              -----------      -----------       -----------
         Interest expense ..................  $    22,001      $    21,640       $       361
                                              ===========      ===========       ===========

(1) Other consists primarily of interest costs billed to joint venture entities.

DISCONTINUED OPERATIONS

         During the second quarter of 2002, the Company sold three community centers and one single tenant asset for $24.8 million with a net loss of $430,000 which, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" are reported as Discontinued Operations. Income from discontinued operations was $310,000 for the three months ended June 30, 2002 compared to $560,000 for the corresponding period in 2001.

RESULTS OF  OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

         Total revenues increased 3.5%, or $4.7 million, for the six months ended June 30, 2002. Of the $4.7 million increase, $8.1 million was the result of increased revenues at the malls, offset by $2.9 million as a result of decreased revenues at the community centers (including a $2.1 million decrease from dispositions completed during 2001) and $500,000 as a result of other revenue decreases. Acquisitions for the six month period ended June 30, 2002, reflect the inclusion in the consolidated financial statements of Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, as a result of an increase in the Company's ownership at that date.

Minimum rents

         Minimum rents increased 1.7% or $1.5 million, for the six months ended June 30, 2002.

                               INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                               -----------------------------------------
                                        COMMUNITY             PERCENT
                                MALLS    CENTERS    TOTAL      TOTAL
                                -----    -------    -----      -----
         Same center .......   $ (1.8)   $ (1.0)   $ (2.8)     (3.2)%
         Acquisitions ......      6.1       0.0       6.1       6.9
         Dispositions ......      0.0      (1.8)     (1.8)     (2.0)
                               ------    ------    ------      ----
                               $  4.3    $ (2.8)   $  1.5       1.7%
                               ======    ======    ======      ====

         The same center mall decline of $1.8 million reflects additional rents from core operations of $400,000 offset by a decline in termination income of $1.1 million and a reduction of $1.1 million as a result of anchor tenant bankruptcies. The community centers same center change is primarily related to a $900,000 reduction as a result of anchor tenant bankruptcies.

Tenant reimbursements

         Tenant reimbursements reflect an increase of 7.5%, or $2.7 million, for the six months ended June 30, 2002.

                              INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                              -----------------------------------------
                                       COMMUNITY              PERCENT
                               MALLS    CENTERS    TOTAL       TOTAL
                               ------    ------    ------      ----
         Same center .....     $ (0.5)   $  0.1    $ (0.4)     (1.1)%
         Acquisitions ....        3.3       0.0       3.3       9.2
         Dispositions ....        0.0      (0.2)     (0.2)     (0.6)
                               ------    ------    ------      ----
                               $  2.8    $ (0.1)   $  2.7       7.5%
                               ======    ======    ======      ====


Other revenues

         The $350,000 increase in other revenues is primarily the result of a $1.6 million increase in other income due to the formation of OEC, effective June 1, 2001, and $400,000 earned on short-term investments relating to the defeasance of debt securities on February 4, 2002, partially offset by a $1.1 million decrease in fee income and a $500,000 decrease in proceeds from sales of development land. OEC operates a theater at one mall and a skating rink at another mall; the revenues and expenses of these operations are included in other revenues and other operating expenses.

EXPENSES

         Total expenses increased 3.5%, or $2.8 million, for the six months ended June 30, 2002, primarily, as a result of the inclusion of six months of costs related to Jersey Gardens. Real estate taxes and property operating expenses increased $3.7 million, depreciation and amortization increased $2.6 million, general and administrative expenses decreased $670,000, the provision for doubtful account and other operating expenses increased $330,000 and the write-off of development cost decreased $3.2 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 9.6%, or $3.7 million for the six months ended June 30, 2002.

                             INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                             -----------------------------------------
                                       COMMUNITY            PERCENT
                              MALLS     CENTERS   TOTAL       TOTAL
                              ------    ------    ------      -----
         Same center ......   $  0.1    $ (0.2)   $ (0.1)      (0.3)%
         Acquisitions .....      4.0       0.0       4.0       10.4
         Dispositions .....      0.0      (0.2)     (0.2)      (0.5)
                              ------    ------    ------      -----
                              $  4.1    $ (0.4)   $  3.7        9.6%
                              ======    ======    ======      =====

Depreciation and Amortization

         The $2.6 million increase in depreciation and amortization consists primarily of a $2.4 million increase from mall acquisitions.

General and Administrative

         General and administrative expense was $5.2 million and represented 3.7% of total revenues for the six months ended June 30, 2002, compared to $5.9 million and 4.4% of total revenues for the corresponding period in 2001. The first half of 2001 included certain one time bonus and relocation costs. The second quarter of 2002 is comparable to the first quarter of 2002 and is representative of the general and administrative costs related to our current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and did not grant general salary increases for 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 9.3%, or $3.8 million for the six months ended June 30, 2002. The summary below identifies the increase by its various components (dollars in thousands).

                                                         SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------------------
                                                  2002             2001           INC. (DEC.)
                                                  ----             ----           -----------
         Average loan balance ..............  $ 1,195,447      $ 1,130,643       $    64,804
         Average rate ......................         7.00%            7.46%            (0.46%)

         Total interest ....................  $    41,841      $    42,173       $      (332)
         Amortization of loan fees .........        3,069            3,073                (4)
         Capitalized interest & other (1) ..          157           (4,017)            4,174
                                              -----------      -----------       -----------
         Interest expense ..................  $    45,067      $    41,229       $     3,838
                                              ===========      ===========       ===========

(1) Other consists primarily of interest costs billed to joint venture entities.

DISCONTINUED OPERATIONS

         During the first half of 2002, the Company sold five community centers and one single tenant asset for $47.2 million with a net gain of $2.4 million, which, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" are reported as Discontinued Operations. Income from discontinued operations was $910,000 for the three months ended June 30, 2002 compared to $1.2 million for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's short term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. The Company anticipates that these needs will be met with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

                  Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and two Community Centers. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004, (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement, was 6.31% per annum at June 30, 2002). Payments due under the Credit Facility are guaranteed by the Company. During the first six months of 2002, the weighted average interest rate was 6.18% per annum. At June 30, 2002, the outstanding balance on the Credit Facility was $157.4 million. Additionally, $3.6 million represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility.

         In the first six months of 2002, the Company repaid certain fixed and floating rate debt totaling $187.1 million, and sold a property in a transaction that included the buyer assuming a permanent mortgage note payable of $16.0 million. The Company also executed new mortgage notes payable totaling $177.1 million. The new mortgage notes payable consist of (i) a $4.5 million loan collateralized by a first mortgage lien on Hocking Valley Mall, which matures in February 2007 and bears interest at 6.78% per annum, (ii) a $7.6 million loan collateralized by a first mortgage lien on Southside Mall, which matures in May 2004 and bears interest at LIBOR plus 1.95% per annum (3.79% at June 30, 2002),
(iii) a $135.0 million loan secured by a leasehold mortgage and security agreement on Jersey Gardens, which matures June 2004 and bears interest at LIBOR plus 1.97% per annum (3.81% at June 30, 2002) and (iv) a $30.0 million loan, secured by a leasehold mortgage on Jersey Gardens and guaranteed by the Company which matures June 2004 and bears interest at LIBOR plus 8.19% per annum (10.03% at June 30, 2002). The effective interest rate for the combined Jersey Gardens loans of $165.0 million is LIBOR plus 3.10% (4.94% at June 30, 2002). Including amortization of other permanent mortgages of $4.0 million and a reduction in Credit Facility borrowings of $5.6 million total debt was reduced by $71.0 million during the first half of 2002. The reduction includes a $40.0 million reduction from a payoff of a REMIC tranche that had been previously defeased.

         At June 30, 2002, the Company's Credit Facility was collateralized with first mortgage liens on five properties having net book value of $134.8 million and its mortgage notes payable were collateralized with first mortgage liens on properties having a net book value of $1,290.0 million. The Company also owned eight unencumbered properties having a net book value of $30.2 million at that date. Certain of the loans are cross collateralized as part of a group of properties under a single loan, certain of the properties have cross default provisions and certain of the properties are subject to guarantees and financial covenants. Under the cross default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all properties under such loan.

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

         During the first half of 2002, the Company sold five community centers and one single tenant asset for $47.2 million generating a net gain to the Company of approximately $2.4 million. In accordance with SFAS No. 144, this gain is reflected in discontinued operations. Net income for the first half of 2002 includes net gains on sales of properties of $0.07 per diluted share compared with $0.04 per diluted share for 2001.

         In early April 2002, the Company announced that it had entered into a contract with a group of private investors for the sale of 44 single-tenant and community center assets for an approximate purchase price of $300.0 million. In June 2002, the Company announced that it had terminated the original contract and entered into a new contract with the same buyer for the sale of a portfolio of 22 community centers and single tenant assets for a sale price of approximately $200.0 million. The properties total approximately 4.2 million square feet of gross leasable area. Specific details of the consideration are subject to confidentiality provisions contained in the agreement to purchase. The transaction is subject to gaining the approval for the assumption of certain mortgage debt and may close by August 31, 2002. The proceeds would likely be used to pay down debt and fund additional investments in the regional mall portfolio.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, its construction financing, long-term mortgage debt, the venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the repayment of long term debt and acquisitions, renovations, expansions and developments.

         At June 30, 2002, the Company's debt-to-total-market capitalization was 60.9%, compared to 61.3% at March 31, 2002 and 61.5% at December 31, 2001. Based upon its current debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the six months ended June 30, 2002, was $24.9 million versus $47.6 million for the corresponding period of 2001. Net income adjusted for non-cash items accounted for a $3.4 million decrease as the non-cash charge for the write-off of development costs was reduced from $4.0 million in 2001 to $450,000 in 2002. Changes in operating assets and liabilities accounted for a $19.3 million decrease. The change in operating assets and liabilities reflects increased deposits, lower accounts payable, a reduction in accrued real estates taxes due to the timing of payments and a reduction of prepaid rents at June 30, 2002, due to the timing of receipts at the end of the month.

         Net cash provided by investing activities for the six months ended June 30, 2002, was $47.0 million. It primarily reflects proceeds from the sale of assets of $22.3 million and withdrawals from cash in escrow of $41.1 million. Additional investments in real estate assets of $9.1 million and investments in unconsolidated entities of $1.1 million were the primary investments. The withdrawal from cash in escrow includes $40.0 million related to the payoff of a REMIC tranche on February 4, 2002 that had been previously defeased.

         Net cash used in financing activities for the six months ended June 30, 2002, was $76.6 million. Cash was used to fund distributions of $38.1 million, make principal payments on mortgage and notes payable of $230.0 million and payments to the Credit Facility of $5.6 million. Cash was provided by issuance of new mortgage and notes payable of $188.3 million and proceeds of issuance of common shares primarily related to the exercise of stock options were $8.8 million.

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

Malls

         Anchor vacancy in the regional mall portfolio increased by 162,000 square feet as a result of the rejection of Ames leases at New Towne Mall and River Valley Mall.

Community Centers

         Total Community Center vacant anchor space increased from 488,000 square feet at December 31, 2001 to 974,000 square feet at June 30, 2002. During that time, the Company opened new anchors aggregating 61,000 square feet in Vincennes, IN and Sunbury, PA. This was offset by additional vacancies of 383,000 square feet related to five leases rejected by Ames and 164,000 square feet related to two leases rejected by Kmart. The Company executed leases in the second quarter for the vacant 92,000 square feet former Ames location in Chillicothe and continues to work with various prospects to lease the remaining vacant anchor space. The Company does not expect that the re-tenanting of these spaces will provide additional revenues until 2003.

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

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended June 30, 2002. The percentage change is based on those tenants reporting sales for the twenty four month period ended June 30, 2002.

                                         MALLS                     COMMUNITY CENTERS
                             ---------------------------      ----------------------------
         PROPERTY TYPE        SALES PSF     % INC.(DEC.)      SALES PSF       % INC.(DEC.)
         -------------        ---------     ------------      ---------       ------------

         Anchors .......     $   159.60        (2.5)%        $   300.82         1.9%
         Stores ........     $   295.61        (0.7)%        $   203.55        (0.8)%
         Total .........     $   227.02        (1.4)%        $   290.53         1.7%

         Portfolio occupancy statistics by property type are summarized below:

                                                                                OCCUPANCY(1)(2)
                                                     -----------------------------------------------------------------------
                                                     6/30/02        3/31/02         12/31/01         9/30/01         6/30/01
                                                     -------        -------         --------         -------         -------

         Mall Anchors ........................        94.7%           94.7%           94.6%           95.1%           95.8%
         Mall Stores .........................        86.8%           86.2%           85.6%           85.3%           84.8%
         Total Mall Portfolio ................        91.8%           91.6%           91.3%           91.4%           91.6%
         Community Center Anchors ............        87.4%           89.6%           94.1%           95.6%           95.7%
         Community Center Stores .............        83.9%           83.9%           86.0%           86.4%           87.3%
         Single Tenant Retail Properties .....       100.0%          100.0%          100.0%          100.0%          100.0%
         Total Community Center Portfolio ....        87.0%           88.7%           92.4%           93.6%           93.9%

1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

         Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                           --------------------           ------------------
                                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                                           --------------------           ------------------
                                                                             2002          2001           2002            2001
                                                                             ----          ----           ----            ----
Net income available to common shareholders ........................      $  3,148       $ 22,834       $  8,712       $ 26,015
Add back (less):
     Real estate depreciation and amortization .....................        14,009         14,268         28,669         25,631
     GRT share of joint venture ....................................         2,158          1,369          4,229          5,643
     (Gain) loss on sales of properties ............................                         (501)                       (1,188)
     Write-off of development cost .................................                        3,208                         3,208
     Discount on redemption of preferred stock .....................                      (22,440)                      (22,440)
     Discontinued operations: Loss (gain) on sales of properties ...           434                        (2,436)
     Extraordinary item ............................................           252              4          1,000            294
     Cumulative effect of accounting change ........................                                                        116
     Minority interest in partnership ..............................           312          2,532            876          2,958
                                                                          --------       --------       --------       --------
Funds from operations ..............................................      $ 20,313       $ 21,274       $ 41,050       $ 40,237
                                                                          ========       ========       ========       ========

Funds from operations ..............................................      $ 20,313       $ 21,274       $ 41,050       $ 40,237
Add back (less):
     Capital expenditures ..........................................        (2,670)        (3,477)        (5,308)        (5,563)
     Straight-line of minimum rents ................................          (624)          (639)        (1,153)        (1,086)
     Straight-line of ground lease expense .........................            (9)             1            (19)             2
     GRT share of joint venture capital expenditures and
       straight-line of minimum rents ..............................          (199)          (324)          (359)          (856)
                                                                          --------       --------       --------       --------
Adjusted funds from operations .....................................      $ 16,811       $ 16,835       $ 34,211       $ 32,734
                                                                          ========       ========       ========       ========

         FFO decreased 4.5%, or $961,000 for the three months ended June 30, 2002, primarily as a result of lower revenues due to anchor tenant vacancies and the sale of community center assets, which, resulted in a $2.3 million decline in total revenues for the second quarter. As a result of lower revenues, operating income, excluding the impact of a $3.2 million development cost write-off in 2001, declined $1.5 million. This was partially offset by a $789,000 increase in the Company's share of joint venture FFO attributable primarily due to the opening of Polaris Fashion Place in the fourth quarter of 2001.

         FFO increased 2.0% or $813,000 for the six months ended June 30, 2002. The six months of 2002 include Jersey Gardens as a consolidated property for the full period while 2001 results reflect Jersey Gardens as a joint venture in the first quarter and a consolidated property in the second quarter. During the second quarter of 2001, the Company completed a follow-on equity offering of common shares, a portion of the proceeds of which were used to retire outstanding preferred shares. As a result, preferred share dividends are $3.9 million lower in 2002 than 2001. The impact of that transaction was to increase net income available to common shareholders and total FFO, however, the number of common shares outstanding also increased.

INFORMATION TECHNOLOGY

         The Company has successfully completed the first phase of its ERP Implementation. This phase focused on Oracle e-Business Suite of financial applications. The Company continues to work with Oracle Corporation to develop a comprehensive web-based property management solution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2002 and 2001 approximately 56.3% and 71.7%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.3 years and 5.5 years, respectively, and weighted-average interest rates of approximately 7.531% and 7.857%, respectively. The remainder of the Company's debt at June 30, 2002 and 2001, bears interest at variable rates with weighted-average interest rates of approximately 5.538% and 6.427%, respectively.

         At June 30, 2002 and 2001, the fair value of the Company's debt (excluding it's Credit Facility) was $1,040.7 million and $1,072.4 million, respectively, compared to its carrying amounts of $1,018.4 million and $1,056.5 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2002 and 2001, (and before giving effect to certain LIBOR interest rate caps and floors as described in the notes to the financial statements), a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $1.0 million and $1.1 million, respectively, and decrease the fair value of debt by approximately $25.3 million and $26.3 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $0.9 million and $1.1 million, respectively, and increase the fair value of debt by approximately $27.1 million and $24.5 million, at the respective balance sheet dates.

                                     PART II

                                OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS
                 None

    ITEM 2.      CHANGES IN SECURITIES
                 None

    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
                 None

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company's annual meeting of shareholders was held on May 10, 2002. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. Two items were submitted to a vote of the shareholders. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no broker non-votes in connection with such proposal.

                 Votes of 23,469,073 shares were cast for the election of Michael P. Glimcher as a Trustee; votes of 3,796,524 shares were withheld.

                 Votes of 23,482,086 shares were cast for the election of Alan
                 R. Weiler as a Trustee; votes of 3,783,511 shares were withheld.

                 Votes of 26,493,486 shares were cast for the election of Wayne
                 S. Doran as a Trustee; votes of 772,111 shares were withheld.

                 Votes of 26,462,608 shares were cast for the election of George
                 A. Schmidt as a Trustee; votes of 802,989 shares were withheld.

                 In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified.

                 Votes of 26,888,035 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 326,343 shares were against; votes of 51,211 shares abstained. In addition, there were no broker non-votes in connection with such proposal.

    ITEM 5.      OTHER INFORMATION
                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    Exhibits

                 3.1 Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-11, Registration No. 33-69740, filed on September 30, 1993).

                 3.2    Bylaws, as amended (incorporated by reference to Exhibit
                        3.2 of the Company's Registration Statement on Form S-11, Registration No. 33-69740, filed on September 30,
                        1993).

                 3.3 Amendment to Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                 10.156 Mortgage Note dated as of April 16, 2002, issued by
                        Southside Mall, LLC in the amount of seven million six hundred thirty seven thousand five hundred dollars ($7,637,500.00).

                 10.157 Mortgage, Assignment of Rents and Security Agreement by
                        Southside Mall, LLC to Bank One, NA dated as of April 16, 2002.

                 10.158 Combined Fee and Leasehold Mortgage, Security Agreement,
                        Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits by N.J. MetroMall Urban Renewal, Inc. and Glimcher Jersey Gardens, LLC to German American Capital Corporation dated as of May 31, 2002.

                 10.159 Note dated as of May 31, 2002 issued by Glimcher Jersey
                        Gardens, LLC in the amount of one hundred thirty five million dollars ($135,000,000).

                 10.160 Mezzanine Promissory Note dated as of May 31, 2002
                        issued by DB Realty Mezzanine Investment Fund II, LLC in the amount of thirty million dollars ($30,000,000).

                 10.161 Severance Benefits Agreement dated June 18, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and John P. Hoeller.

                 10.162 Severance Benefits Agreement dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr.

                 (b) Reports on Form 8-K

                 During its fiscal quarter ended June 30, 2002, the Company filed the following reports on Form 8-K:

                 1.1 Form 8-K dated April 16, 2002, filed April 17, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" the Company's agreement to sell 44 single-tenant and community center assets for approximately $300.0 million.

                 1.2 Form 8-K dated and filed June 24, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" the Company's guidance to investors regarding expected funds from operations for the second quarter.

                 1.3 Form 8-K dated and filed June 28, 2002, reporting under "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits" the public offering of 3,450,000 shares of the Company's common shares of beneficial interest.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GLIMCHER REALTY TRUST




August 13, 2002             /s/ Herbert Glimcher
---------------------       ----------------------------------------------------
                            Herbert Glimcher, Chairman of the Board and
                            Chief Executive Officer (Principal Executive
                            Officer)




August 13, 2002             /s/ William G. Cornely
---------------------       ----------------------------------------------------
                            William G. Cornely, Executive Vice President &
                            Chief Operating Officer




August 13, 2002             /s/ Melinda A. Janik
---------------------       ----------------------------------------------------
                            Melinda A. Janik, Senior Vice President &
                            Chief Financial Officer