Form 10-Q
period 2002-09-30
GLIMCHER REALTY TRUST
filed 2002-11-13
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

As of November 7, 2002, there were 34,302,327 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.


                                 1 of 27 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                              ----
     Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                            3

         Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001          4

         Consolidated Statements of Operations for the nine months ended September 30, 2002 and 2001           5

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001           6

         Notes to Consolidated Financial Statements                                                            7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      23

     Item 4.  Controls and Procedures                                                                         23


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               24

     Item 2.  Changes in Securities and Use of Proceeds                                                       24

     Item 3.  Defaults Upon Senior Securities                                                                 24

     Item 4.  Submission of Matters to a Vote of Security Holders                                             24

     Item 5.  Other Information                                                                               24

     Item 6.  Exhibits and Reports on Form 8-K                                                                24


SIGNATURES                                                                                                    25

CERTIFICATIONS                                                                                                26


                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)
                                     ASSETS


                                                                           SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                           ------------------    -----------------
Investment in real estate:
   Land................................................................       $   210,638         $   216,795
   Buildings, improvements and equipment...............................         1,636,607           1,591,624
   Developments in progress............................................            21,570              29,747
                                                                             ------------         -----------
                                                                                1,868,815           1,838,166
   Less accumulated depreciation.......................................           328,180             288,485
                                                                             ------------         -----------
     Net property and equipment........................................         1,540,635           1,549,681
   Investment in unconsolidated real estate entities...................            20,661              48,001
                                                                             ------------         -----------
     Net investment in real estate.....................................         1,561,296           1,597,682
                                                                             ------------         -----------

Cash and cash equivalents..............................................            10,630               8,709
Cash in escrow.........................................................            20,969              58,528
Tenant accounts receivable, net........................................            71,181              65,275
Deferred expenses, net.................................................            27,297              25,589
Prepaid and other assets...............................................             5,666               2,736
                                                                             ------------         -----------
                                                                              $ 1,697,039         $ 1,758,519
                                                                              ============        ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.................................................       $ 1,014,032         $ 1,083,741
Notes payable..........................................................           135,200             163,000
Accounts payable and accrued expenses..................................            68,661              67,329
Distributions payable..................................................            20,946              18,970
                                                                             ------------         -----------

                                                                                1,238,839           1,333,040
                                                                             ------------         -----------
Commitments and contingencies

Minority interest in operating partnership.............................            27,682              28,954
                                                                             ------------         -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding................           127,950             127,950
   Common shares of beneficial interest, $0.01 par value, 34,297,331 and  30,093,231 shares issued and outstanding as of  September 30,
     2002 and December 31, 2001, respectively..........................               343                 301
  Additional paid-in capital...........................................           507,798             441,696
  Distributions in excess of accumulated earnings......................          (199,438)           (166,956)
  Accumulated other comprehensive loss.................................            (6,135)             (6,466)
                                                                             ------------         -----------
                                                                              $ 1,697,039         $ 1,758,519
                                                                             ============         ===========





        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2002                  2001
                                                                                   ----                  ----
Revenues:
     Minimum rents..........................................................  $   43,321            $   41,792
     Percentage rents.......................................................       1,342                 1,468
     Tenant reimbursements..................................................      21,098                19,178
     Other..................................................................       5,033                 5,181
                                                                              ----------            ----------
         Total revenues.....................................................      70,794                67,619
                                                                              ----------            ----------
Expenses:
     Real estate taxes......................................................       7,727                 7,242
     Property operating expenses............................................      15,581                13,687
                                                                              ----------            ----------
                                                                                  23,308                20,929
     Provision for doubtful accounts........................................       1,056                   981
     Other operating expenses...............................................       1,634                 2,280
     Depreciation and amortization..........................................      15,848                14,542
     General and administrative.............................................       2,858                 2,268
                                                                              ----------            ----------
         Total expenses.....................................................      44,704                41,000
                                                                              ----------            ----------

         Operating income...................................................      26,090                26,619

Loss on sales of properties.................................................                             1,059
Interest income.............................................................          82                   245
Interest expense............................................................      20,764                21,698
Equity in income of unconsolidated entities.................................         855                   954
Minority interest in operating partnership..................................         431                   404
                                                                              ----------            ----------
Income before discontinued operations and extraordinary item................       5,832                 4,657
Discontinued operations:
     Gain on sales of properties............................................         868
     Income from operations.................................................       1,513                 2,425
                                                                              ----------            ----------
Income before extraordinary item............................................       8,213                 7,082
Extraordinary item: Early extinguishment of debt............................         554                   284
                                                                              ----------            ----------
         Net income.........................................................       7,659                 6,798
Less:   Preferred stock dividends...........................................       2,958                 2,958
                                                                              ----------            ----------
         Net income available to common shareholders........................  $    4,701            $    3,840
                                                                              ==========            ==========

EPS before discontinued operations and extraordinary item (basic)...........  $     0.09            $     0.06
Discontinued operations and extraordinary item..............................  $     0.05            $     0.06
EPS (basic).................................................................  $     0.14            $     0.13

EPS before discontinued operations and extraordinary item (diluted).........  $     0.09            $     0.06
Discontinued operations and extraordinary item..............................  $     0.05            $     0.06
EPS (diluted)...............................................................  $     0.14            $     0.13

Cash distributions declared per common share of beneficial interest.........  $   0.4808            $   0.4808
                                                                              ==========            ==========

Net income..................................................................  $    7,659            $    6,798
Other comprehensive loss....................................................      (2,065)               (3,996)
                                                                              ----------            ----------
Comprehensive income........................................................  $    5,594            $    2,802
                                                                              ==========            ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  2002                  2001
                                                                                  ----                  ----
Revenues:
    Minimum rents...........................................................  $  123,268            $  120,237
    Percentage rents........................................................       3,887                 3,846
    Tenant reimbursements...................................................      58,702                54,098
    Other...................................................................      15,349                15,164
                                                                              ----------            ----------
         Total revenues.....................................................     201,206               193,345
                                                                              ----------            ----------
Expenses:
    Real estate taxes.......................................................      21,852                19,816
    Property operating expenses.............................................      42,625                38,583
                                                                              ----------            ----------
                                                                                  64,477                58,399
    Provision for doubtful accounts.........................................       2,693                 2,424
    Other operating expenses................................................       4,693                 5,216
    Write-off of development cost...........................................                             3,208
    Depreciation and amortization...........................................      43,765                39,835
    General and administrative..............................................       8,042                 8,126
                                                                              ----------            ----------
         Total expenses.....................................................     123,670               117,208
                                                                              ----------            ----------

         Operating income...................................................      77,536                76,137

Gain on sales of properties.................................................                               129
Interest income.............................................................         446                   722
Interest expense............................................................      64,692                61,792
Equity in income of unconsolidated entities.................................       2,095                 1,431
Minority interest in operating partnership..................................       1,307                 3,362
                                                                              ----------            ----------
Income before discontinued operations, extraordinary item and cumulative
     effect of accounting change............................................      14,078                13,265
Discontinued operations:
     Gain on sales of properties............................................       3,304
     Income from operations.................................................       6,325                 7,663
                                                                              ----------            ----------
Income before extraordinary item and cumulative effect of accounting change.      23,707                20,928
Extraordinary item: Early extinguishment of debt............................       1,419                   578
                                                                              ----------            ----------
Income before cumulative effect of accounting change........................      22,288                20,350
Cumulative effect of accounting change......................................                               116
                                                                              ----------            ----------
         Net income.........................................................      22,288                20,234
Less:   Preferred stock dividends...........................................       8,875                12,819
Add:   Discount on redemption of preferred stock............................                            22,440
                                                                              ----------            ----------
         Net income available to common shareholders........................  $   13,413            $   29,855
                                                                              ==========            ==========

EPS before discontinued operations, extraordinary item and cumulative
     effect of accounting change (basic)....................................  $     0.19            $     0.88
Discontinued operations, extraordinary item and cumulative effect
     of accounting change...................................................  $     0.24            $     0.23
EPS (basic).................................................................  $     0.42            $     1.11
EPS before discontinued operations, extraordinary item and cumulative
     effect of accounting change (diluted)..................................  $     0.19            $     0.87
Discontinued operations, extraordinary item and cumulative effect of
     accounting change......................................................  $     0.23            $     0.23
EPS (diluted)...............................................................  $     0.42            $     1.10

Cash distributions declared per common share of beneficial interest.........  $   1.4424            $   1.4424
                                                                              ==========            ==========

Net income..................................................................  $   22,288            $   20,234
Other comprehensive income (loss)...........................................         331                (8,119)
                                                                              ----------            ----------
Comprehensive income........................................................  $   22,619            $   12,115
                                                                              ==========            ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    2002                  2001
                                                                                    ----                  ----
Cash flows from operating activities:
     Net income.............................................................  $   22,288             $  20,234
         Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for doubtful accounts....................................       2,712                 2,612
         Depreciation and amortization......................................      45,967                43,102
         Loan fee amortization..............................................       4,219                 4,330
         Extraordinary loss on early extinguishment of debt.................       1,554                   578
         Cumulative effect of accounting change.............................                               116
         Equity in income of unconsolidated entities........................      (2,095)               (1,431)
         Gain on sales of properties........................................                              (129)
         Capitalized development costs charged to expense...................         519                 4,195
         Gain on sales of properties from discontinued operations...........      (3,304)
         Minority interest in operating partnership.........................       1,307                 3,362
     Net changes in operating assets and liabilities:
         Tenant accounts receivable, net....................................      (1,627)               (8,735)
         Deferred expenses, prepaid and other assets........................      (2,735)                 (249)
         Accounts payable and accrued expenses..............................     (14,063)               11,796
                                                                              ----------             ----------

     Net cash provided by operating activities..............................      54,742                79,781
                                                                              ----------             ----------

Cash flows from investing activities:
         Acquisitions and additions to investment in real estate............     (39,325)              (30,685)
         Investment in unconsolidated entities, net.........................      (3,173)               (5,029)
         Proceeds from sales of properties -  operating.....................                            29,202
         Proceeds from sales of properties -  discontinued operations.......     101,607
         Withdrawals from (payments to) cash in escrow......................      39,550                (2,951)
         Additions to deferred expenses, prepaid and other assets...........      (8,981)              (10,210)
                                                                              ----------             ----------

         Net cash provided by (used in) investing activities................      89,678               (19,673)
                                                                              ----------             ----------

Cash flows from financing activities:
     (Payments on) proceeds from revolving line of credit, net..............     (27,800)                  800
     Proceeds from issuance of mortgage and notes payable...................     204,794               177,611
     Principal payments on mortgage and notes payable.......................    (329,472)             (202,547)
     Proceeds from the issuance of common shares of beneficial interest, net of underwriting and other offering costs of $184 and $273
        for 2002 and 2001, respectively.....................................      58,269                83,709
     Redemption of preferred shares.........................................                           (67,560)
     Net proceeds from other issuance of shares.............................       9,060                 2,550
     Cash distributions.....................................................     (57,350)              (56,958)
                                                                              ----------             ----------

     Net cash used in financing activities..................................    (142,499)              (62,395)
                                                                              ----------             ----------

Net change in cash and cash equivalents.....................................       1,921                (2,287)

Cash and cash equivalents, at beginning of period...........................       8,709                 5,414
                                                                              ----------             ----------

Cash and cash equivalents, at end of period.................................  $   10,630             $   3,127
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Glimcher Realty Trust (the "Company" or "GRT"), Glimcher Properties Limited Partnership (the "Operating Partnership") (91.7% and 90.4% owned by GRT at September 30, 2002 and December 31, 2001, respectively), of which Glimcher Properties Corporation, a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, three Delaware limited partnerships, (Grand Central Limited Partnership, Glimcher University Mall Limited Partnership and Montgomery Mall Associates Limited Partnership), 21 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Johnson City Venture, LLC, Meadowview Square, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Jersey Gardens Center, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher Supermall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, and Fairfield Village, LLC), one Colorado limited liability company (Olathe Mall, LLC), and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are owned directly or indirectly and controlled by GRT. The Operating Partnership has investments in several joint ventures which are accounted for under the equity method. Inter-entity balances and transactions have been eliminated in consolidation. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Supplemental disclosure of non-cash financing and investing activities:

     The Company accrued accounts payable of $3,654 and $3,600 for real estate improvements as of September 30, 2002 and 2001, respectively. Also, during the first nine months of 2002, the Company sold 17 community centers and three single tenant assets; seven of the transactions included the buyer assuming existing mortgage notes payable of $66,780.

New accounting pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 , "Rescission of FASB Statement, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Connections ". SFAS No. 145 rescinds SFAS No. 4 and thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Opinion 30. This portion of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 will be reclassified. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 2002 presentation.

2.   INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

     Investment in unconsolidated real estate entities consists of a 50.00% interest in Colonial Park Mall Limited Partnership, a 20.00% interest in San Mall, LLC, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC.

     The share of net income for the period January 1, 2001 through March 31, 2001, includes the Company's 30.00% interest in Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently, in May 2001 acquired the remaining 40.00% interest in each entity. Additionally, the share of net income for the period January 1, 2001 through July 31, 2002, includes the Company's 50.00% interest in Dayton Mall Venture, LLC and 37.85% interest in Glimcher Supermall Venture, LLC. Effective August 2002, the Company acquired the remaining third party interests in each entity. As a result, the entities are fully consolidated from April 2001 and August 2002, respectively.

     GDC provides development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $1,190, and $3,246 for services provided to the joint ventures for the nine months ended September 30, 2002 and 2001, respectively.

     The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:



BALANCE SHEETS                                                            SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                                                          ------------------      -----------------
Assets:
    Investment properties at cost, net.............................         $     325,958           $   509,294
    Other assets...................................................                29,981                60,293
                                                                            -------------           -----------
                                                                            $     355,939           $   569,587
                                                                            =============           ===========
Liabilities and Members' Equity:...................................
    Mortgage notes payable.........................................         $     277,624           $   392,649
    Accounts payable and accrued expenses..........................                19,402                42,340
                                                                            -------------           -----------
                                                                                  297,026               434,989
    Members' equity................................................                58,913               134,598
                                                                            -------------           -----------
                                                                            $     355,939           $   569,587
                                                                            =============           ===========
Operating Partnership's share of members' equity...................         $      19,259           $    50,526
                                                                            =============           ===========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES:

Members' equity....................................................         $      19,259           $    50,526
Advances and additional costs......................................                 1,402                (2,525)
                                                                            -------------           -----------
Investment in unconsolidated real estate entities..................         $      20,661           $    48,001
                                                                            =============           ===========



STATEMENT OF OPERATIONS


                                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                            --------------------           -------------------
                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER  30,
                                                             -------------------          --------------------
                                                             2002             2001          2002          2001
                                                             ----             ----          ----          ----
Total revenues........................................    $  18,305        $  18,769    $   65,435      $ 66,706
Operating expenses....................................        7,825            7,814        27,935        28,039
                                                          ---------       ----------    ----------      --------
Net operating income..................................       10,480           10,955        37,500        38,667
Depreciation and amortization.........................        3,183            3,410        13,265        13,064
Other income/expenses.................................           57              (37)          668            43
Interest expense, net.................................        5,098            5,466        18,294        20,054
                                                          ---------        ---------    ----------      --------
Net income .........................................      $   2,142        $   2,116    $    5,273      $  5,506
                                                          =========        =========    ==========      ========
Operating Partnership's share of net income (loss)....    $     866        $     954    $    2,106      $  1,431
                                                          =========        =========    ==========      ========
Net income .........................................      $   2,142        $   2,116    $    5,273      $  5,506
Other comprehensive loss..............................                                                    (2,732)
                                                          ---------        ---------    ----------      --------
Comprehensive income..................................    $   2,142        $   2,116    $    5,273      $  2,774
                                                          =========        =========    ==========      ========


               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 CONSIST OF THE FOLLOWING:


                                   CARRYING AMOUNT OF                           INTEREST PAYMENT  PAYMENT AT  MATURITY
           DESCRIPTION           MORTGAGE NOTES PAYABLE          INTEREST RATE    TERMS   TERMS     MATURITY    DATE
------------------------------------------------------------------------------------------------------------------------
                                     2002         2001           2002     2001
                                     ----         ----           ----     ----
FIXED RATE
  Glimcher Jersey Gardens, LLC     $164,753    $               5.44%                     (a)(b)   $164,193  Jun. 9, 2004
  Montgomery Mall Associates, L.P    45,676      46,102        6.79%      6.79%            (a)         (d)       (d)
  Weberstown Mall, LLC               19,892      20,044        7.43%      7.43%            (a)      19,033   May 1, 2006
  Morgantown Mall Associates, L.P    55,920      56,428        6.89%      6.89%            (a)         (e)       (e)
  Grand Central, L.P.                50,679      51,097        7.18%      7.18%            (a)      46,065  Feb. 1, 2009
  Glimcher Properties, L.P.          83,863      85,503        8.46%      8.46%            (a)      63,346  Jul. 1, 2009
  Dayton Mall Venture, LLC           58,976                    8.27%                       (a)         (f)       (f)
  University Mall L.P.               67,455      68,176        7.09%      7.09%            (a)         (g)       (g)
  Glimcher Supermall Venture, LLC    62,622                    7.54%                       (a)         (h)       (h)
  Other Fixed Rate Debt              96,187      92,448        (i)        (i)              (a)      81,294       (j)
  Tax Exempt Bonds                   19,000      19,000        6.00%      6.00%            (c)      19,000  Nov. 1, 2028
                                 ----------  ----------
                                    725,023     438,798
                                 ----------  ----------


VARIABLE RATE
  Northtown Mall, LLC                40,000      40,000        5.32%      5.62%    (k)     (b)      40,000  Aug. 31, 2003
  Glimcher Lloyd Venture, LLC       130,000     130,000        6.25%      6.25%    (l)     (b)     130,000  Nov. 10, 2003
  Great Plains Metro Mall, LLC       42,000      42,000        5.38%      5.45%    (m)     (b)      42,000   Jul. 9, 2004
  Glimcher River Valley Mall , LLC   38,000      38,000        5.00%      5.00%    (n)     (b)      38,000  Dec. 31, 2004
  Other Variable Rate Debt           39,009      55,593        (o)        8.14%    (o)   (a)(b)     38,378       (p)
                                 ----------  ----------
                                    289,009     305,593
                                 ----------  ----------

EXTINGUISHED DEBT                               339,350                   (q)
                                 ----------  ----------
TOTAL MORTGAGE NOTES PAYABLE     $1,014,032  $1,083,741
                                 ==========  ==========



(a)  The loan requires monthly payments of principal and interest.
(b)  The loan requires monthly payments of interest only.
(c)  The loan requires semi-annual payments of interest.
(d)  The loan matures in August 2028, with an optional prepayment date in 2005.
(e) The loan matures in September 2028, with an optional prepayment date in 2008.
(f)  The loan matures in July 2027, with an optional prepayment date in 2012.
(g)  The loan matures in January 2028, with an optional prepayment date in 2013.
(h) The loan matures in February 2028, with an optional prepayment date in 2015.
(i)  Interest rates ranging from 6.78% to 8.37%.
(j)  Final maturity dates ranging from February 2008 to February 2017.
(k) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points.
(l)  Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points.
(m)  Interest rate of LIBOR (capped at 8.00%) plus 355 basis points.
(n)  Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.
(o) Interest rates ranging from LIBOR plus 195 - 600 basis points (3.77% - 7.82% at September 30, 2002).
(p)  Final maturity dates ranging from January 2003 to August 2005.
(q) Interest rates ranging from LIBOR plus 250 basis points (4.78% at December 31, 2001) to 11.00%.


     All mortgage notes payable are collateralized by certain properties owned by the respective entities with a net book value of $1,342,036 and $1,304,037 at September 30, 2002 and December 31, 2001, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.   NOTES PAYABLE

     Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three malls and one community center with a net book value of $131,209 at September 30, 2002 and $147,377 at December 31, 2001. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.71% per annum and 6.23% per annum at September 30, 2002 and December 31, 2001, respectively). Payments due under the Credit Facility are guaranteed by the Company.

     The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At September 30, 2002, the balance outstanding on the Credit Facility was $135,200. In addition, $3,099 represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility. As of September 30, 2002, the unused balance of the Credit Facility available to the Company was $31,701.

5.   EARNINGS PER SHARE

     The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $  4,701     34,253   $  0.14       $ 3,840     29,848    $0.13

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................        431      3,090                     404      3,226
  Options.......................................                   216                                324

DILUTED EPS
                                                   --------    -------   -------     ---------     ------    -----
  Income available plus assumed conversions.....   $  5,132     37,559   $  0.14     $   4,244     33,398    $0.13
                                                   ========    =======   =======     =========     ======    =====



                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------
                                                               2002                            2001
                                                   -----------------------------    -------------------------------
                                                                            PER                               PER
                                                    INCOME     SHARES      SHARE       INCOME     SHARES     SHARE
                                                    ------     ------      -----       ------     ------     -----
BASIC EPS
  Income available to common shareholders.......   $ 13,413     31,712   $  0.42      $ 29,855     26,800    $1.11

EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................      1,307      3,103                   3,362      3,226    (0.01)
  Options.......................................                   300                                183

DILUTED EPS
                                                   --------    -------   -------     ---------     ------    -----
  Income available plus assumed conversions.....   $ 14,720     35,115   $  0.42     $  33,217     30,209    $1.10
                                                   ========    =======   =======     =========     ======    =====


     Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The impact of discontinued operations, extraordinary item and cumulative effect of accounting change, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------
                                                               2002                             2001
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED
                                                         -----        -------              -----        -------
Discontinued operations.........................        $ 0.06         $ 0.06            $  0.07      $   0.07
Extraordinary item .............................        $(0.01)        $(0.01)           $ (0.01)     $  (0.01)


                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------
                                                               2002                             2001
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED
                                                         -----        -------              -----        -------
Discontinued operations.........................       $  0.28        $  0.27            $  0.25       $  0.25
Extraordinary item and cumulative effect of
  accounting change.............................       $ (0.04)       $ (0.04)           $ (0.02)      $ (0.02)


6.   SHAREHOLDERS' EQUITY

     The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

     The following table summarizes the change in distributions in excess of accumulated earnings:


      Balance, January 1, 2002.................................. $  (166,956)
           Distributions declared, $0.9616 per share............     (45,895)
           Preferred stock dividends............................      (8,875)
           Net income...........................................      22,288
                                                                 -----------
      Balance, September 30, 2002............................... $  (199,438)
                                                                 ===========

7.   SEGMENT REPORTING

     Selected information about reportable segments of the Company is summarized in the table below:

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ---------------------------------------------------
                                                                 COMMUNITY
                                                      MALLS       CENTERS     CORPORATE       TOTAL
                                                  ---------------------------------------------------
      Total revenues.........................     $    59,061   $  11,584     $    149    $    70,794
      Total operating expenses...............          36,963       4,679        3,062         44,704
                                                  -----------   ---------     --------    -----------
      Operating income (loss)................     $    22,098   $   6,905     $ (2,913)   $    26,090
                                                  ===========   =========     =========   ===========

      Net property and equipment.............     $ 1,235,962   $ 297,412     $  7,261    $ 1,540,635
                                                  ===========   =========     =========   ===========

      Investment in unconsolidated entities..     $    17,078   $   3,583     $           $    20,661
                                                  ===========   =========     =========   ===========



                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                  ---------------------------------------------------
                                                                 COMMUNITY
                                                      MALLS       CENTERS     CORPORATE       TOTAL
                                                  ---------------------------------------------------
      Total revenues.........................     $    53,569   $  12,598     $  1,452    $    67,619
      Total operating expenses...............          32,588       4,859        3,553         41,000
                                                  -----------   ---------     --------    -----------
      Operating income (loss)................     $    20,981   $   7,739     $ (2,101)   $    26,619
                                                  ===========   =========     =========   ===========

      Net property and equipment.............     $ 1,097,269   $ 457,176     $ 12,320    $ 1,566,765
                                                  ===========   =========     =========   ===========

      Investment in unconsolidated entities..     $    46,326   $   4,447     $           $    50,773
                                                  ===========   =========     =========   ===========


               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                  ---------------------------------------------------
                                                                 COMMUNITY
                                                      MALLS       CENTERS     CORPORATE       TOTAL
                                                  ---------------------------------------------------
      Total revenues.........................     $   165,306   $  35,063     $    837    $   201,206
      Total operating expenses...............          99,834      15,039        8,797        123,670
                                                  -----------   ---------     --------    -----------
      Operating income (loss)................     $    65,472   $  20,024     $ (7,960)   $    77,536
                                                  ===========   =========     =========   ===========

      Net property and equipment.............     $ 1,235,962   $ 297,412     $  7,261    $ 1,540,635
                                                  ===========   =========     =========   ===========

      Investment in unconsolidated entities..     $    17,078   $   3,583     $           $    20,661
                                                  ===========   =========     =========   ===========


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                  ---------------------------------------------------
                                                                 COMMUNITY
                                                      MALLS       CENTERS     CORPORATE       TOTAL
                                                  ---------------------------------------------------
      Total revenues.........................     $   150,520   $  39,504     $  3,221    $   193,245
      Total operating expenses...............          88,512      15,268       10,220        114,000
                                                  -----------   ---------     --------    -----------
      Operating income (loss)................     $    62,008   $  24,236     $ (6,999)   $    79,245
                                                  ===========   =========     =========   ===========

      Net property and equipment.............     $ 1,097,269   $ 457,176     $ 12,320    $ 1,566,765
                                                  ===========   =========     =========   ===========

      Investment in unconsolidated entities..     $    46,326   $   4,447     $           $    50,773
                                                  ===========   =========     =========   ===========


8.   RELATED PARTY TRANSACTIONS

     The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $21 and $361 for the nine months ended September 30, 2002 and $5 and $298 for the nine months ended September 30, 2001, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. The Company's joint ventures paid the same two companies $1 and $63, for the nine months ended September 30, 2002 and $8 and $73 for the nine months ended September 30, 2001, respectively. Additionally, the Company paid Triad CM ("Triad"), which is partially owned by Herbert Glimcher, $237 and $134 for the nine months ended September 30, 2002 and 2001, respectively, in connection with construction management and contractor services at GPLP's properties. Joint ventures in which the Company holds an ownership interest paid Triad $330 and $2,200 for the nine months ended September 30, 2002 and 2001, respectively, for services provided to these joint ventures.

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

     A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's properties. Minimum rents were $199 and $87 for the nine months ended September 30, 2002 and 2001, respectively, and prepaid amounts from these tenants were $36 and $8 at September 30, 2002 and 2001, respectively.

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

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Company provides management and leasing services to San Mall under an operating agreement entered into in 1999. For the nine months ended September 30, 2002 and 2001, the Company recognized fee income of $202 and $127, respectively, under such agreement. At September 30, 2002, San Mall had total assets of approximately $46,073, total liabilities of $36,491 and combined members' equity of $9,582. Total revenues and net income were $9,976 and $910, respectively, for the nine months ended September 30, 2002 and $10,922 and $2,333, respectively, for the nine months ended September 30, 2001.

     On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher (a trustee of GRT). The sale price was $9,937, including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale.

     The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000, from a partnership in which Herbert Glimcher and Michael Glimcher hold an equity interest. Approximately $4,924 is included in accounts payable at both September 30, 2002 and 2001, related to this transaction. Interest paid was $225 and $225 for the nine months ended September 30, 2002 and 2001, respectively.

9.   CONTINGENCIES

     The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property).

     As of September 30, 2002, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

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

     The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the nine months ended September 30, 2002, the Company recognized additional other comprehensive income of $331 to adjust the carrying amount of the interest rate swaps and caps to their fair values at September 30, 2002, which includes $5,825 in reclassfications to earnings for interest rate swap settlements during the period and $117 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

     The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of September 30, 2002. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                                                               INTEREST
               HEDGE TYPE                         NOTIONAL VALUE    RATE       MATURITY      FAIR VALUE
               ----------                         --------------    ----       --------      ----------
         Swap - Cash Flow.......................      $110,000      5.39%   Jan. 31, 2004    $(5,643)
         Swap - Cash Flow.......................      $162,000      2.34%   June 15, 2004    $(1,264)
         Cap - Cash Flow........................      $165,000      7.00%   June 15, 2004    $    40
         Sold Cap-Cash Flow.....................      $162,000      7.00%   June 15, 2004    $   (40)
         Cap - Cash Flow........................      $ 45,000      8.00%   July 15, 2003          -
         Cap - Cash Flow........................      $ 40,000      6.00%   Sept. 1, 2003    $     1
         Cap - Cash Flow........................      $130,000      6.25%   Nov. 10, 2003    $     4


               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     On September 30, 2002, the derivative instruments were reported at their aggregate fair value of ($6,902) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the nine months ended September 30, 2002.

     To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

11.  DISCONTINUED OPERATIONS

     On January 1, 2002, the Company adopted SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first nine months of 2002, the Company sold 17 community centers and three single tenant assets for $171,446 and recognized a net gain of $3,304, which, in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $2,740 and $5,696 for the three months ended September 30, 2002 and 2001, respectively, and $13,054 and $17,330 for the nine months ended September 30, 2002 and 2001, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers. Eleven of the community centers and two of the single tenant assets sold were part of a contract for the sale of 22 assets entered into June 6, 2002, for a purchase price of approximately $200,000. Gains on the 13 properties sold during the third quarter 2002 are being deferred until the total transaction is completed.

     At September 30, 2002, Meadowview Square, a community center in Kent, OH was held for sale. Net property and equipment and mortgage notes payable include $8,378 and $7,453, respectively, related to this property.

12.  ACQUISITIONS

     In the third quarter of 2002, the Company acquired the remaining 50.0% ownership interest in Dayton Mall Venture, LLC, for $17,250 in cash, assumption of existing mortgage notes payable of $59,116 and assumption of net assets and liabilities. Dayton Mall Venture, LLC, is the owner of Dayton Mall, a regional mall in Dayton, OH. Also in the third quarter of 2002, the Company acquired the remaining 62.16% ownership interest in Glimcher SuperMall Venture, LLC for $15,000 in cash, $1,292 for settlement of a note receivable, assumption of the existing mortgage note payable of $62,766 and assumption of net assets and liabilities. Glimcher SuperMall Venture, LLC, is the owner of SuperMall of the Great Northwest, a regional mall in Seattle, WA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     Total revenues increased 4.7%, or $3.2 million, for the three months ended September 30, 2002. Of the $3.2 million increase, $4.4 million was the result of increased revenues at the malls, offset by $600,000 as a result of decreased revenues at the community centers (including a $300,000 decrease from dispositions) and $600,000 as a result of other revenue decreases. The three months of 2002 include Dayton Mall and SuperMall of the Great Northwest (the "Properties") as consolidated properties effective August 1, 2002, as a result of the Company's acquisition of the third party interests.

Minimum rents

     Minimum rents increased 3.7% or $1.5 million for the three months ended September 30, 2002.


                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                            MALLS             CENTERS             TOTAL           TOTAL
                                            -----             -------             -----           -----
         Same center                        $(1.5)            $(0.2)              $(1.7)          (4.2)%
         Acquisitions                         3.5               0.0                 3.5            8.6
         Dispositions                         0.0              (0.3)               (0.3)          (0.7)
                                            -----             -----               -----           ----
                                            $ 2.0             $(0.5)              $ 1.5            3.7%
                                            =====             =====               =====            ===

     The same center mall decline of $1.5 million reflects additional rents from core properties of $300,000, offset by a decline in termination income of $1.4 million and a reduction of $637,000 as a result of anchor tenant bankruptcies. The community centers same center change is primarily related to a $765,000 reduction as a result of anchor tenant bankruptcies offset by an increase in termination income.

Tenant reimbursements

     Tenant reimbursements reflect an increase of 10.0%, or $1.9 million for the three months ended September 30, 2002.

                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                            MALLS             CENTERS             TOTAL           TOTAL
                                            -----             -------             -----           -----

         Same center                         $0.3             $ 0.0                $0.3            1.6%
         Acquisitions                         1.6               0.0                 1.6            8.4
         Dispositions                         0.0               0.0                 0.0            0.0
                                            -----             -----               -----           ----
                                             $1.9             $ 0.0                $1.9           10.0%
                                            =====             =====               =====           ====

Other revenues

     The $148,000 decrease in other revenues is primarily the result of a decrease in fee income from development activities.

EXPENSES

     Total expenses increased 9.0%, or $3.7 million, for the three months ended September 30, 2002. Real estate taxes and property operating expenses increased $2.4 million, depreciation and amortization increased $1.3 million, general and administrative expenses increased $600,000 and other operating expenses decreased $600,000.

Real estate taxes and property operating expenses

     Real estate taxes and property operating expenses increased 11.4%, or $2.4 million, for the three months ended September 30, 2002.


                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                            MALLS             CENTERS            TOTAL            TOTAL
                                            -----             -------            -----            -----
         Same center                       $  0.4             $  0.2             $  0.6             2.9%
         Acquisitions/Developments            1.8                0.0                1.8             8.5
         Dispositions                         0.0                0.0                0.0             0.0
                                           ------             ------             ------            ----
                                           $  2.2             $  0.2             $  2.4            11.4%
                                           ======             ======             ======            ====



Other Operating Expenses

     The $600,000 decrease in other operating expenses is primarily the result of decreased development activity in 2002.

Depreciation and Amortization

     The $1.3 million increase in depreciation and amortization consists primarily of an increase of $1.1 million from mall acquisitions.

General and Administrative

     General and administrative expense was $2.9 million and represented 4.0% of total revenues for the three months ended September 30, 2002, compared to $2.3 million and 3.4% of total revenues for the corresponding period in 2001. The third quarter of 2002 included $693,000 in severance charges related to the reorganization of the development department. The third quarter of 2002 is comparable to the first two quarters of 2002 and is representative of the general and administrative costs related to our current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and did not grant general salary increases for 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

     Interest expense decreased 4.3%, or $934,000 for the three months ended September 30, 2002. The summary below identifies the decrease by its various components (dollars in thousands).


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------
                                                          2002                2001            INC. (DEC.)
                                                          ----                ----            -----------
         Average loan balance.....................    1,169,225            1,184,509             (15,284)
         Average rate.............................         6.65%                7.27%              (0.62)%

         Total interest...........................       19,438               21,528              (2,090)
         Amortization of loan fees................        1,088                1,249                (161)
         Capitalized interest & other (1).........          238               (1,079)              1,317
                                                   ------------           ----------           ---------
         Interest expense.........................       20,764               21,698                (934)
                                                   ============           ==========           =========



(1) Other consists primarily of interest costs billed to joint venture entities and administrative and servicing fees.

DISCONTINUED OPERATIONS

     During the third quarter of 2002, the Company sold 12 community centers and two single tenant assets for $124.3 million. Eleven of the community centers and the two of the single tenant assets were part of a larger transaction and their gain will be deferred until the transaction is complete. The remaining community center was sold for $18.3 million with a net gain of $868,000. In accordance with Statement of Financial Accounting Standards ("SFAS") No 144 "Accounting for the Impairment or Disposal of Long Lived Assets" the sold properties are reported as Discontinued Operations. Income from discontinued operations was $1.5 million for the three months ended September 30, 2002, compared to $2.4 million for the same period in 2001. Also, at September 30, 2002, Meadowview Square, a community center in Kent, OH was held for sale. Net property and equipment and mortgage notes payable include $8.4 million and $7.5 million, respectively, related to this property.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

     Total revenues increased 4.1%, or $7.9 million, for the nine months ended September 30, 2002. Of the $7.9 million increase, $12.2 million was the result of increased revenues at the malls, offset by $3.4 million as a result of decreased revenues at the community centers (including a $2.2 million decrease from dispositions) and $900,000 as a result of other revenue decreases. Acquisitions for the nine month period ended September 30, 2002, reflect the inclusion in the consolidated financial statements of Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC, effective April 6, 2001, as a result of an increase in the Company's ownership at that date and the inclusion of the Properties effective August 1, 2002, as a result of the Company's acquisition of the third party interests.

Minimum rents

     Minimum rents increased 2.5% or $3.0 million, for the nine months ended September 30, 2002.

                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                             COMMUNITY                           PERCENT
                                            MALLS             CENTERS            TOTAL            TOTAL
                                            -----             -------            -----            -----
         Same center..................   $ (2.9)            $ (1.2)             $ (4.1)            (3.4)%
         Acquisitions.................      9.2                0.0                 9.2              7.7
         Dispositions.................      0.0               (2.1)               (2.1)            (1.8)
                                         ------             ------              ------            -----
                                         $  6.3             $ (3.3)             $  3.0              2.5%
                                         ======             ======              ======            =====



     The same center mall decline of $2.9 million reflects additional rents from core operations of $800,000 offset by a decline in termination income of $2.2 million and a reduction of $1.6 million as a result of anchor tenant bankruptcies. The community centers same center change is primarily related to a $1.8 million reduction as a result of anchor tenant bankruptcies, offset by an increase in termination income.

Tenant reimbursements

     Tenant reimbursements reflect an increase of 8.5%, or $4.6 million, for the nine months ended September 30, 2002.

                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS            TOTAL            TOTAL
                                           -----             -------            -----            -----
         Same center..................   $  0.0             $ (0.1)             $ (0.1)            (0.2)%
         Acquisitions.................      4.8                0.0                 4.8              8.9
         Dispositions.................      0.0               (0.1)               (0.1)            (0.2)
                                         ------             ------              ------            -----
                                         $  4.8             $ (0.2)             $  4.6              8.5%
                                         ======             ======              ======            =====


Other revenues

     The $185,000 increase in other revenues is primarily the result of a $1.4 million increase in other income due to the formation of Ohio Entertainment Corporation ("OEC") effective June 1, 2001, a $400,000 gain on the disposition of short-term investments relating to the defeasance of debt securities on February 4, 2002 and $500,000 in other revenue increases, partially offset by a $1.5 million decrease in fee income and a $600,000 decrease in proceeds from sales of development land. OEC operates a theater at one mall and a skating rink at another mall; the revenues and expenses of these operations are included in other revenues and other operating expenses.

EXPENSES

     Total expenses increased 5.5%, or $6.5 million, for the nine months ended September 30, 2002, primarily as a result of the inclusion of nine months of costs related to Jersey Gardens and two months of costs related to the Properties. Real estate taxes and property operating expenses increased $6.1 million, depreciation and amortization increased $3.9 million, general and administrative expenses decreased $80,000, the provision for doubtful accounts and other operating expenses decreased $250,000 and the write-off of development cost decreased $3.2 million.

Real estate taxes and property operating expenses

     Real estate taxes and property operating expenses increased 10.4%, or $6.1 million for the nine months ended September 30, 2002.

                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          --------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                           MALLS             CENTERS            TOTAL            TOTAL
                                           -----             -------            -----            -----
         Same center..................    $  0.2             $  0.3             $ 0.5              0.8%
         Acquisitions.................       5.9                0.0               5.9             10.1
         Dispositions.................       0.0               (0.3)             (0.3)            (0.5)
                                          ------             ------             -----             ----
                                          $  6.1             $  0.0             $ 6.1             10.4%
                                          ======             ======             =====             ====


Provision for Doubtful Accounts and Other Operating Expenses

     The provision for doubtful accounts and other operating expenses was $7.4 million for the nine months ended September 30, 2002 compared to $7.6 million for the corresponding period in 2001. The $200,000 decrease consists of a decrease of $520,000 in other operating expenses primarily as a result of decreased development activity in 2002 and is partially offset with a $270,000 increase in the provision for doubtful accounts as a result of mall acquisitions and additional reserves established during the period.

Depreciation and Amortization

     The $3.9 million increase in depreciation and amortization consists primarily of a $3.5 million increase from mall acquisitions and a $400,000 increase in other corporate depreciation and amortization.

General and Administrative

     General and administrative expense was $8.0 million and represented 4.0% of total revenues for the nine months ended September 30, 2002, compared to $8.1 million and 4.2% of total revenues for the corresponding period in 2001. The nine months ended September 30, 2002, included $693,000 in severance charges related to the reorganization of the development department, while the nine months of 2001 included certain one time bonus and relocation costs. The 2002 costs are representative of the general and administrative costs related to our current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and did not grant general salary increases for 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

     Interest expense increased 4.7%, or $2.9 million for the nine months ended September 30, 2002. The summary below identifies the increase by its various components (dollars in thousands).


                                                                 NINE MONTHS ENDED SEPTEMBER  30,
                                                 ---------------------------------------------------------
                                                        2002                2001              INC. (DEC.)
                                                    -----------          -----------          ----------
         Average loan balance.....................  $ 1,167,566          $ 1,129,401           $  38,165
         Average rate.............................         6.86%                7.39%              (0.53)%

         Total interest...........................  $    60,071          $    62,597           $  (2,526)
         Amortization of loan fees................        4,150                4,311                (161)
         Capitalized interest & other (1).........          471               (5,116)              5,587
                                                    -----------          -----------           ---------
         Interest expense.........................  $    64,692          $    61,792           $   2,900
                                                    ===========          ===========           =========



(1) Other consists primarily of interest costs billed to joint venture entities and administrative and servicing fees.

DISCONTINUED OPERATIONS

     During the first nine months of 2002, the Company sold 17 community centers and three single tenant assets for $171.5 million. Eleven of the community centers and two of the single tenant assets were part of a larger transaction and their gain will be deferred until the transaction is complete. The remaining six community centers and one single tenant asset were sold for $66.5 million with a net gain of $3.3 million. In accordance with SFAS No. 144, the sold properties are reported as Discontinued Operations. Income from discontinued operations was $6.3 million for the nine months ended September 30, 2002 compared to $7.7 million for the same period in 2001. Also, at September 30, 2002, Meadowview Square, a community center in Kent, OH was held for sale. Net property and equipment and mortgage notes payable include $8.4 million and $7.5 million, respectively, related to this property.

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

     Effective January 31, 2001, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170.0 million, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three malls and one community center. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004, (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement, was 6.71% per annum at September 30, 2002). Payments due under the Credit Facility are guaranteed by the Company. During the first nine months of 2002, the weighted average interest rate was 6.30% per annum. At September 30, 2002, the outstanding balance on the Credit Facility was $135.2 million. Additionally, $3.1 million represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility.

     In the first nine months of 2002, the Company repaid certain fixed and floating rate debt totaling $279.7 million, and sold six properties in transactions that included the buyers assuming permanent mortgage notes payable of $59.1 million. The Company also executed new mortgage notes payable totaling $193.6 million. The new mortgage notes payable consist of (i) a $4.5 million loan collateralized by a first mortgage lien on Hocking Valley Mall, which matures in February 2007 and bears interest at 6.78% per annum, (ii) a $7.6 million loan collateralized by a first mortgage lien on Southside Mall, which matures in May 2004 and bears interest at LIBOR plus 1.95% per annum (3.77% at September 30, 2002), (iii) an $8.0 million loan collateralized by first mortgage liens on four community centers, which matures in August 2004 and bears interest at LIBOR plus 1.95% per annum (3.77% at September 30, 2002), (iv) an $8.5 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in August 2005 and bears interest at LIBOR plus 2.50% per annum (4.38% at September 30, 2002), (v) a $135.0 million loan secured by a leasehold mortgage and security agreement on Jersey Gardens, which matures June 2004 and bears interest at LIBOR (fixed at 2.34%) plus 1.97% per annum and (vi) a $30.0 million mezzanine loan on Jersey Gardens, secured by a pledge of assets and guaranteed by the Company which matures June 2004 and bears interest at LIBOR (fixed at 2.34%) plus 8.19% per annum. The effective interest rate for the combined Jersey Gardens loans of $165.0 million is 5.44%. Including amortization of other permanent mortgages of $6.3 million and a reduction in Credit Facility borrowings of $27.8 million total debt was reduced by $97.5 million during the nine months of 2002. The reduction includes a $40.0 million reduction from a payoff of a REMIC tranche that had been previously defeased.

     At September 30, 2002, the Company's Credit Facility was collateralized with first mortgage liens on four properties having net book value of $131.2 million and its mortgage notes payable were collateralized with first mortgage liens on properties having a net book value of $1,342.0 million. The Company also owned 10 unencumbered properties having a net book value of $48.2 million at that date. Certain of the loans are cross collateralized as part of a group of properties under a single loan, certain of the properties have cross default provisions and certain of the properties are subject to guarantees and financial covenants. Under the cross default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all properties under such loan.

     The Company is pursuing a strategy of selling single tenant and non-strategic community center assets and focusing on the regional mall portfolio. The timing and selling prices of future asset sales are dependent upon the Company being able to consummate sales transactions under acceptable terms and at satisfactory pricing. Net proceeds from asset sales are expected to be applied to reduce debt and to fund additional investments in regional mall properties.

     During the first nine months of 2002, the Company sold 17 community centers and three single tenant assets for $171.5 million. Eleven community centers and two single tenant assets were part of a larger transaction and their gain will be deferred until the transaction is complete. The remaining six community centers and one single tenant asset were sold for $66.5 million with a net gain of $3.3 million. In accordance with SFAS No. 144, the sold properties are reported as Discontinued Operations. Net income for the first nine months of 2002 includes net gains on sales of properties of $0.09 per diluted share compared with less than $0.01 per diluted share for 2001.

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

     At September 30, 2002, the Company's debt-to-total-market capitalization has been reduced to 58.1%, compared to 64.5% at September 30, 2001 and 61.5% at December 31, 2001. Based upon its current debt-to-market capitalization, the Company expects to both pursue additional acquisitions and to apply a portion of the asset sale proceeds to reduce the amount of outstanding borrowings in order to maintain debt to market capitalization at less than 60.0%.

     Net cash provided by operating activities for the nine months ended September 30, 2002, was $54.7 million versus $79.8 million for the corresponding period of 2001. Net income adjusted for non-cash items accounted for a $3.8 million decrease as the non-cash charge for capitalized development costs charged to expense was reduced from $4.2 million in 2001 to $519,000 in 2002. Changes in operating assets and liabilities accounted for a $21.2 million decrease. The change in operating assets and liabilities reflects increased deposits, lower accounts payable and a reduction in accrued real estates taxes due to the timing of payments.

     Net cash provided by investing activities for the nine months ended September 30, 2002, was $89.7 million. It primarily reflects proceeds from the sale of assets of $101.6 million and withdrawals from cash in escrow of $40.0 million. Additional investments in real estate assets of $39.3 million and investments in unconsolidated entities of $3.2 million were the primary investments. The withdrawal from cash in escrow includes $40.0 million related to the payoff of a REMIC tranche on February 4, 2002 that had been previously defeased.

     Net cash used in financing activities for the nine months ended September 30, 2002, was $142.5 million. Cash was used to fund distributions of $57.4 million, make principal payments on mortgage and notes payable of $329.5 million and payments to the Credit Facility of $27.8 million. Cash was provided by issuance of new mortgage and notes payable of $204.8 million and net proceeds of issuance of common shares of $67.3 million, including $58.3 million from the Offering and $9.0 million related to the exercise of stock options.

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

Malls

     Anchor vacancy in the regional mall portfolio has increased by 185,000 square feet during 2002 as a result of the rejection of Ames leases at New Towne Mall and River Valley Mall, and the closing of an Old Navy store at Northwest Mall.

Community Centers

     Total Community Center vacant anchor space increased from 488,000 square feet at December 31, 2001 to 1.2 million square feet at September 30, 2002. During that time, the Company opened new anchors aggregating 61,000 square feet in Vincennes, IN and Sunbury, PA. This was offset by additional vacancies of 463,000 square feet related to six leases rejected by Ames, 164,000 square feet related to two leases rejected by Kmart and 154,000 square feet related to three additional anchor vacancies in the third quarter of 2002. The Company executed leases in the second quarter of 2002 for the vacant 92,000 square feet former Ames location in Chillicothe and continues to work with various prospects to lease the remaining vacant anchor space. The Company does not expect that the re-tenanting of these spaces will provide significant additional revenues until 2003.

DEVELOPMENTS

     One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence construction of any new developments in 2002. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, pre-development, leasing, construction financing and construction management.

PORTFOLIO DATA

     The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended September 30, 2002. The percentage change is based on those tenants reporting sales for the twenty four month period ended September 30, 2002.


                                                        MALLS                   COMMUNITY CENTERS
                                             ---------------------------    ---------------------------
     PROPERTY TYPE                           SALES PSF      % INC.(DEC.)    SALES PSF      % INC.(DEC.)
     -------------                           ---------      ------------    ---------      ------------
     Anchors............................     $164.75           (1.0)%        $288.01              1.8%
     Stores.............................     $294.80           (1.0)%        $222.93              7.8%
     Total..............................     $233.15           (1.0)%        $279.05              2.4%



     Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                             -------------------------------------------------------------
                                             9/30/02      6/30/02      3/31/02      12/31/01      9/30/01
                                             -------      -------      -------      --------      --------
     Mall Anchors........................     94.5%        94.7%        94.7%         94.6%        95.1%
     Mall Stores.........................     88.0%        86.8%        86.2%         85.6%        85.3%
     Total Mall Portfolio................     92.1%        91.8%        91.6%         91.3%        91.4%
     Community Center Anchors............     80.7%        87.4%        89.6%         94.1%        95.6%
     Community Center Stores.............     83.0%        83.9%        83.9%         86.0%        86.4%
     Single Tenant Retail Properties.....    100.0%       100.0%       100.0%        100.0%       100.0%
     Total Community Center Portfolio....     81.6%        87.0%        88.7%         92.4%        93.6%



1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

FUNDS FROM OPERATIONS

     Management considers funds from operations ("FFO") to be a supplemental measure of the Company's operating performance. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The following table illustrates the calculation of FFO for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                                                   FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                  ----------------------         --------------------
                                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  ----------------------         --------------------
                                                                    2002          2001             2002        2001
                                                                  --------      --------         --------    --------
Net income available to common shareholders                         $4,701        $3,840          $13,413     $29,855
Add back (less):
     Real estate depreciation and amortization                      15,690        14,963           44,359      40,594
     GRT share of joint VENTURES                                     1,703         1,407            5,932       7,050
     Loss (gain) on sales of properties                                            1,059                         (129)
     Write-off of development cost                                                                              3,208
     Discount on redemption of preferred stock                                                                (22,440)
     Discontinued operations: Gain on sales of properties             (868)                        (3,304)
     Extraordinary item                                                554           284            1,554         578
     Cumulative effect of accounting change                                                                       116
     Minority interest in partnership                                  431           404            1,307       3,362
                                                                  --------      --------         --------    --------
     Funds from operations                                        $ 22,211      $ 21,957         $ 63,261    $ 62,194
                                                                  ========      ========         ========    ========

Funds from operations                                              $22,211       $21,957          $63,261     $62,194
Add back (less):
     Capital expenditures                                           (2,890)       (1,574)          (8,198)     (7,137)
     Straight-line of minimum rents                                   (534)         (586)          (1,687)     (1,672)
     Straight-line of ground lease expense                              (8)            1              (27)          3
     GRT share of joint venture capital expenditures and
     straight-line of minimum rents                                   (211)         (471)            (570)     (1,327)
                                                                  --------      --------         --------    --------
Adjusted funds from operations                                    $ 18,568      $ 19,327         $ 52,779    $ 52,061
                                                                  ========      ========         ========    ========


     FFO increased 1.2%, or $254,000 for the three months ended September 30, 2002. The third quarter of 2002 included the Properties as consolidated properties effective August 1, 2002, while 2001 results reflect the Properties as joint ventures. Revenues for the third quarter of 2002 increased $3.2 million. The consolidation of the Properties increased revenues by $5.5 million and improved core property operations increased revenues by $2.7 million. These increases were partially offset by a $3.4 million decrease from asset sales and $1.4 million decrease from anchor tenant vacancies. At the beginning of the third quarter of 2002, the Company completed a follow-on equity offering of common shares and the net proceeds of approximately $58.3 million were used to purchase the equity interests in the Properties and to reduce outstanding debt. Operating income, excluding the impact of one time charges of $693,000 related to the reorganization of the development department, increased $164,000.

     FFO increased 1.7% or $1.1 million for the nine months ended September 30, 2002. The nine months of 2002 include Jersey Gardens as a consolidated property for the full period while 2001 results reflect Jersey Gardens as a joint venture in the first quarter and a consolidated property in the second quarter. Additionally, the nine months of 2002 include the consolidation of the Properties effective August 1, 2002, while 2001 results reflect the Properties as joint ventures. During the second quarter of 2001, the Company completed a follow-on equity offering of common shares a portion of the proceeds of which were used to retire outstanding preferred shares. As a result, preferred share dividends are $3.9 million lower in 2002 than 2001. Also, the Company completed a follow-on equity offering of common shares at the beginning of the third quarter of 2002 and used the proceeds to acquire the equity interests in the Properties and to reduce outstanding debt. The impact of both transactions was to increase net income available to common shareholders and total FFO, however, the number of common shares outstanding also increased.

INFORMATION TECHNOLOGY

     The Company has successfully completed the first phase of its ERP Implementation. This phase focused on the Oracle e-Business Suite of financial applications. The Company continues to work with Oracle Corporation to develop a comprehensive web-based property management solution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2002 and 2001 approximately 72.7% and 69.7%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.6 years and 5.8 years, respectively, and weighted-average interest rates of approximately 7.16% and 7.88%, respectively. The remainder of the Company's debt at September 30, 2002 and 2001, bears interest at variable rates with weighted-average interest rates of approximately 5.60% and 6.50%, respectively.

     At September 30, 2002 and 2001, the fair value of the Company's debt (excluding it's Credit Facility) was $1,084.6 million and $1,073.7 million, respectively, compared to its carrying amounts of $1,014.0 million and $1,044.1 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2002 and 2001, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $0.5 million and $0.9 million, respectively, and decrease the fair value of debt by approximately $33.6 million and $25.8 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $0.4 million and $0.9 million, respectively, and increase the fair value of debt by approximately $36.2 million and $27.7 million, at the respective balance sheet dates.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the principal executive officers and principal financial officer of the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission.

     In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company's principal executive officers and principal financial officer carried out their last evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business operations of the Company, to which the Company or any of its subsidiaries is a party or to which any of their properties are the subject.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         10.163 First Amendment to and Amendment and Restatement of Loan Agreements and other Loan Documents amoung Glimcher Properties Limited Partnership and New Boston Mall, LLC and Lehman Brothers Bank, FSB of certain Loan Documents dated as of July 15, 2002.

         10.164 Modification Agreement by Morningside Plaza, LLC and Lehman Brothers Bank, FSB in the amount of two million six hundred fifty thousand dollars ($2,650,000) dated as of July 15, 2002.

         10.165 Guaranty of payment by Glimcher Properties Limited Partnership, Glimcher Properties Corporation and Glimcher Development Corporation in favor of Lehman Brothers Bank, FSB dated July 15, 2002.

         10.166 Modification Agreement by Shady Springs Plaza, LLC and Lehman Brothers Bank, FSB of certain Loan Documents in the amount of two million nine hundred eighty five thousand dollars ($2,985,000) dated as of July 15, 2002.

         99.1 Certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

         (b) Reports on Form 8-K

          During its fiscal quarter ended June 30, 2002, the Company filed the following reports on Form 8-K:

         1.1   Form 8-K dated and filed August 13, 2002, reporting under "Item
               7. Financial Statements, Pro Forma Financial Statements and Exhibits" and "Item 9. Regulation FD Disclosure" the certification of the Company's Form 10-Q for the quarter ended June 30, 2002, by the Company's CEO and CFO pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GLIMCHER REALTY TRUST



November 12, 2002                   /s/ Herbert Glimcher
---------------------               --------------------------------------------
                                    Herbert Glimcher, Chairman of the Board &
                                    Chief Executive Officer (Principal
                                    Executive Officer)



November 12, 2002                   /s/ Melinda A. Janik
---------------------               --------------------------------------------
                                    Melinda A. Janik, Senior Vice President &
                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Herbert Glimcher, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Glimcher Realty
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                            /s/ Herbert Glimcher
                                            -----------------------------------
                                            Herbert Glimcher
                                            Chairman of the Board and
                                            Chief Executive Officer

I, Melinda A. Janik, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Glimcher Realty
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     3. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                            /s/ Melinda A. Janik
                                            -----------------------------------
                                            Melinda A. Janik
                                            Senior Vice President and
                                            Chief Financial Officer