Form 10-K
period 2002-12-31
GLIMCHER REALTY TRUST
filed 2003-03-21
CIK 912898

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

COMMON SHARES OF BENEFICIAL INTEREST, PAR              NEW YORK STOCK EXCHANGE
VALUE $0.01 PER SHARE 9 1/4% SERIES B                  NEW YORK STOCK EXCHANGE
CUMULATIVE REDEEMABLE PREFERRED SHARES OF
BENEFICIAL INTEREST, PAR VALUE $0.01 PER
              SHARE

                          ---------------------------

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO ____

As of March 10, 2003, there were 34,332,264 Common Shares of Beneficial Interest outstanding, par value $0.01 per share, and the aggregate market value of such stock held by non-affiliates of the Registrant was $639,081,339 (based on the closing price on the New York Stock Exchange on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 9, 2003 are incorporated by reference into Part III.

                                  1 of 74 pages

                                TABLE OF CONTENTS

                                                                                                  FORM
                                                                                                  10-K
                                                                                                 REPORT
                                                                                                  PAGE
                                                                                                 ------
ITEM NO.
--------
                                           PART I

1.       Business...............................................................................    3
2.       Properties.............................................................................    7
3.       Legal Proceedings......................................................................   16
4.       Submission of Matters to a Vote of Security Holders....................................   16

                                           PART II

5.       Market for the Registrant's Common Equity and Related Shareholder Matters..............   16
6.       Selected Financial Data................................................................   17
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..   18
7A.      Quantitative and Qualitative Disclosures About Market Risk.............................   30
8.       Financial Statements and Supplementary Data............................................   31
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   31

                                           PART III

10.      Trustees and Executive Officers of the Registrant......................................   31
11.      Executive Compensation.................................................................   31
12.      Security Ownership of Certain Beneficial Owners and Management.........................   31
13.      Certain Relationships and Related Transactions.........................................   32
14.      Controls and Procedures................................................................   32
15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K......................   32

SIGNATURES......................................................................................   40

CERTIFICATIONS..................................................................................   41

PART I

         This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of certain properties to take place; the failure of the Company to use sale proceeds to reduce debt as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission. The Company's reports are also available free of charge, on its website, www.Glimcher.com, as soon as reasonable practicable after such reports are filed with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland Real Estate Investment Trust ("REIT") which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC"), and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls the ("Malls") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Malls and Community Centers are each individually referred to herein as a "Property" and the Malls and Community Centers in which GRT holds an ownership position (including joint venture interests) are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 18,198,000 of its common shares of beneficial interest (the "Shares") including 2,373,750 over allotment option Shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2002, GRT held a 91.3% interest in the Operating Partnership.

         The Operating Partnership is (i) a 49.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust, is a 0.5% member (collectively, "Colonial"), (ii) a 49.0% interest in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation is a 1.0% member, (iii) a 19.0% interest in Charlotte Eastland Mall, LLC, a Delaware limited liability company, whose corporate member, Glimcher Eastland, Inc. is a 1.0% member; and (iv) a 39.29% interest in Polaris Mall, LLC, a Delaware limited liability company. Glimcher Development Corporation, a Delaware corporation which is a 100.0% owned subsidiary of the Operating Partnership, has a 50.0% interest in G & G Blaine, LLC, a Delaware limited liability company.

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

         In July 2002, the Company completed a follow-on public offering (the "Offering") of 3,450,000 Shares at a price of $17.82 per Share, resulting in gross proceeds to the Company of approximately $58.4 million before expenses.

(b)      Expansions, Renovations and Developments During the 2002 Fiscal Year

         The Company continues to be active in its expansion, renovations and development activities. Its business strategy is to grow the Company's assets and cash flow available, to among other things, provide for dividend requirements.

         For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of gross leasable area ("GLA"). All tenant spaces less than 20,000 square feet and outlots are considered to be stores. The Company computes occupancy on an economic basis, which means only those spaces where the tenant is open or paying rent are considered as occupied.

EXPANSIONS AND RENOVATIONS

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers, which management believes will enhance the operating performance of the Properties. During 2002 and 2003, the Company's expansion and/or renovation programs are focused on the re-tenanting of the vacant anchor spaces in its core portfolio.

Malls

         Mall store occupancy increased to 90.1% at December 31, 2002 from 85.6% at December 31, 2001 as the Company continued to attract national retailers to its Malls. This increase represents the lease-up of approximately 329,000 square feet of vacant Mall store space. However, anchor occupancy in the Malls decreased by 185,000 square feet during 2002 as a result of the rejection of Ames leases at New Towne Mall and River Valley Mall, and the closing of an Old Navy store at Northwest Mall. In January 2003, Kmart announced its intention to close an 83,000 square foot store at Southside Mall in Oneonta New York.

Community Centers

         During 2002, the Company opened new anchors aggregating 61,000 square feet in Vincennes, Indiana and Sunbury, Pennsylvania. This was offset by vacancies of 463,000 square feet related to six leases rejected by Ames, 164,000 square feet related to two leases rejected by Kmart and 154,000 square feet related to three additional anchor vacancies that occurred in the third quarter of 2002. The Company executed leases in the second quarter of 2002 for the vacant 92,000 square foot former Ames location in Chillicothe, Ohio and Hobby Lobby and Big Lots opened in that space during the fourth quarter of 2002. The Company continues to work with various prospects to lease the remaining vacant anchor space. The Company does not expect that the re-tenanting of these spaces will provide significant additional revenues until 2004.

DEVELOPMENTS

         One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence construction of any new developments in 2003. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, predevelopment leasing, construction financing and construction management.

(c)      Narrative Description of Business

         GENERAL The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. At December 31, 2002, the Properties consisted of 23 Malls containing an aggregate of 19.8 million square feet of GLA (3.4 million square feet of GLA is owned in joint ventures) and 50 Community Centers (including four single tenant retail properties) containing an aggregate of 5.9 million square feet of GLA (443,000 square feet of GLA is owned in a joint venture).

         As of December 31, 2002, the occupancy rate for all of the Properties was 88.9% of GLA, of which 85.3%, 7.0% and 7.7% of GLA was leased to national, regional and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 2002, the Properties had annualized minimum rents of $203.9 million. Approximately 78.2%, 9.3% and 12.5% of the annualized minimum rents of the Properties as of December 31, 2002, was derived from national, regional and local retailers, respectively. Limited Brands, Inc. and The Gap, Inc. and their consolidated entities, represented approximately 3.9% and 3.0%, respectively, of the aggregate annualized minimum rents of the Properties as of December 31, 2002; no other tenant represented more than 3.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2002 (see Note 17 to the consolidated financial statements for financial information regarding the Company's segments).

         MALLS The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each of the Malls is anchored by multiple department stores such as The Bon-Ton, Boscov's, Dillard's, Elder-Beerman, JCPenney, Kaufmann's, Kohl's, Lazarus, Last Call, Lord & Taylor, Nordstrom, Meier & Frank, Parisian, Proffitt's, Saks and Sears. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Barnes & Noble, Bath & Body Works, Finish Line, Footlocker, Hallmark, Kay Jewelers, Lerner New York, Limited Express, Pacific Sunwear, Radio Shack, The Disney Store, Gap, The Limited, Old Navy, Victoria's Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain of the Malls, multiple screen movie theaters and other entertainment activities. The largest of the Malls has 1.6 million square feet of GLA and approximately 140 stores and the smallest has 224,000 square feet of GLA and approximately 30 stores. The Malls also have additional restaurants and retail businesses such as Chi-Chi's, Red Lobster and Toys "R" Us located along the perimeter of the parking areas.

         As of December 31, 2002, the Malls accounted for 76.9% of the total GLA, 86.4% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 92.9%.

         COMMUNITY CENTERS The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart, Lowe's, Target and Wal-Mart and supermarkets such as Food Lion, Ingles, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Hobby Lobby and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, Starbucks and Wendy's located along the perimeter of the parking areas.

         As of December 31, 2002, the Community Centers accounted for 23.1% of the total GLA, 13.6% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 75.5%.

         GROWTH STRATEGIES AND OPERATING POLICIES Management of the Company believes per share growth in both net income and funds from operations ("FFO") is an important factor in enhancing shareholder value. FFO is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

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

         The following factors, among others, are considered by the Company in making acquisitions: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the current FFO generated by the property and the ability to increase FFO through property repositioning and proactive management of the tenant base; (iv) the potential for capital appreciation; (v) the terms of tenant leases; (vi) the existing tenant mix at the property; (vii) the potential for economic growth and the tax and regulatory environment of the communities in which the property is located; (viii) the occupancy rates and demand by tenants for properties of similar type in the vicinity; and (ix) the prospects for financing or refinancing the property.

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

         FINANCING STRATEGIES At December 31, 2002, the Company had a total-debt-to-total-market-capitalization ratio of 57.9%, based upon the closing price of the Shares on the New York Stock Exchange as of December 31, 2002. The Company is working to reduce this ratio to approximately 55.0% by reducing outstanding debt and increasing the value of its outstanding Shares. The Company expects that it may, from time to time, reevaluate its policy with respect to its ratio of total-debt-to-total market-capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.

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

         EMPLOYEES At December 31, 2002, the Company and the joint ventures in which the Company has an interest, had an aggregate of 513 employees, of which 152 were part-time.

         REAL ESTATE AND OTHER CONSIDERATIONS As an owner and developer of real estate, the Company is subject to risks arising in connection with such activities and with the underlying real estate, including unknown deficiencies of recently acquired Properties, poor economic conditions in those areas where Properties are located, joint venture bankruptcies, unanticipated conflicts of interest between the Company and joint ventures, failure to obtain consents of joint ventures with respect to sale, refinancing and other activities, the joint ventures removing the Company as managing agent or managing member with respect to a Property, buy-sell arrangements with joint venturers exercised at inopportune times, defaults on tenant leases or non-renewal of leases, tenant bankruptcies, competition, liquidity of real estate, inability to rent un-leased space, failure to generate sufficient income to meet operating expenses, including debt service, capital expenditures and tenant improvements, balloon payments on debt, environmental matters, financing availability, financial and operating restrictions imposed by certain financing arrangements, defaults under and failure to repay borrowings, fluctuations in interest rates, changes in real estate and zoning laws, cost overruns, delays and other risks of development activities. The success of the Company also depends upon certain key personnel, its ability to maintain its qualification as a REIT and trends in the national and local economy, including income tax laws, governmental regulations and legislation and population trends.

         TAX STATUS The Company intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders. Additionally, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company's gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company's gross income must be derived from these same sources, including dividends or interest. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities. In addition, to qualify as a REIT, there are several rules limiting the amount and type of securities that the Company can own, including the requirement that not more than 25.0% of the value of the total assets can be represented by securities. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

ITEM 2.  PROPERTIES

         At December 31, 2002, the Company managed and leased a total of 73 Properties, 69 of which were wholly-owned and four of which were partially owned in joint ventures. The Properties are located in 22 states as follows: Ohio
(16), Tennessee (7), West Virginia (7), Kentucky (6), North Carolina (5), Pennsylvania (5), Indiana (4), New York (4), Alabama (2), Florida (2), Illinois
(2), South Carolina (2), Texas (2), California (1), Kansas (1), Michigan (1), Minnesota (1), Nebraska (1), New Jersey (1), Oregon (1), Virginia (1) and Washington (1).

(a)      Malls

         Twenty-three of the Properties are Malls and range in size from 226,000 square feet of GLA to 1.6 million square feet of GLA. Six of the Malls are located in Ohio and 17 are located throughout the country in the states of Texas
(2), West Virginia (2), Alabama (1), California (1), Florida (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                     SUMMARY OF MALLS AT DECEMBER 31, 2002
                     -------------------------------------

                                                                                            STORE
                                                                                            SALES
                                                                         % OF       % OF     PER                            LEASE
                                    ANCHORS     STORES        TOTAL     ANCHORS    STORES   SQUARE                        EXPIRATION
     PROPERTY/LOCATION               GLA        GLA (1)        GLA     OCCUPIED   OCCUPIED  FT.(2)       ANCHORS              (3)
------------------------------------------------------------------------------------------------------------------------------------

COMPANY OWNED PROPERTIES:

Almeda Mall,
  Houston, TX..................      586,042     210,808      796,850    100.0      93.5     $273   Foley's                    (4)
                                                                                                    JCPenney                   (4)
                                                                                                    Old Navy                01/31/05
                                                                                                    Palais Royal            12/31/09
                                                                                                    Ross Stores             01/31/12

Ashland Town Center
  Ashland, KY..................      263,794     177,751      441,545    100.0      98.9     $333   Goody's                 03/31/09
                                                                                                    JCPenney                10/31/04
                                                                                                    Proffitt's              01/31/10
                                                                                                    Wal-Mart                11/10/09

Dayton Mall, The
  Dayton, OH ..................      912,578     394,283    1,306,861    100.0      88.6     $319   DSW Shoe
                                                                                                    Warehouse               07/31/10
                                                                                                    Elder-Beerman              (4)
                                                                                                    JCPenney                03/31/11
                                                                                                    Lazarus                    (4)
                                                                                                    Linens'N Things         01/31/17
                                                                                                    Old Navy                07/31/06
                                                                                                    Sears                      (4)

Grand Central Mall
  Parkersburg/Vienna, WV.......      562,394     346,009      908,403     88.4      97.2     $287   Elder-Beerman (5)       01/31/33
                                                                                                    Goody's                 04/30/03
                                                                                                    JCPenney                09/30/07
                                                                                                    Proffitt's              03/31/18
                                                                                                    Regal Cinemas           11/30/16
                                                                                                    Sears                   09/25/07

Great Mall of the Great
  Plains, The Olathe, KS.......      397,211     414,637      811,848    100.0      81.6     $185   Burlington Coat Factory 01/31/08
                                                                                                    Dickinson Theatres      12/31/08
                                                                                                    Foozles                 01/31/05
                                                                                                    Group USA               08/13/07
                                                                                                    Jeepers!                12/31/06
                                                                                                    Linens'N Things         01/31/08
                                                                                                    Marshalls               01/31/13
                                                                                                    Off 5th Saks Fifth Ave  03/31/10
                                                                                                    Supersports USA         01/31/13
                                                                                                    VF Factory Outlet       10/31/06

Indian Mound Mall
  Newark/Heath, OH.............      390,400     165,650      556,050     79.3      86.8     $263   Crown Cinema            12/31/07
                                                                                                    Elder-Beerman           09/30/06
                                                                                                    JCPenney                10/31/06
                                                                                                    Lazarus                 09/30/06
                                                                                                    Sears (5)               09/23/27


                                                                                            STORE
                                                                                            SALES
                                                                         % OF       % OF     PER                            LEASE
                                    ANCHORS     STORES        TOTAL     ANCHORS    STORES   SQUARE                        EXPIRATION
     PROPERTY/LOCATION               GLA        GLA (1)        GLA     OCCUPIED   OCCUPIED  FT.(2)       ANCHORS              (3)
------------------------------------------------------------------------------------------------------------------------------------

Jersey Gardens
  Elizabeth, NJ................      649,465     643,213    1,292,678    100.0      91.1     $358   Bed Bath & Beyond       01/31/10
                                                                                                    Burlington
                                                                                                     Coat Factory           01/31/10
                                                                                                    Cohoes Fashions         01/31/05
                                                                                                    Daffy's                 01/31/10
                                                                                                    DSW Shoe Warehouse/
                                                                                                     Filene's Basement      10/31/11
                                                                                                    Gap Outlet, The         01/31/05
                                                                                                    Group USA               12/31/08
                                                                                                    Home Living             08/31/03
                                                                                                    Jeepers!                01/31/09
                                                                                                    Last Call               11/30/04
                                                                                                    Loew's Theaters         12/31/20
                                                                                                    Marshalls               10/31/09
                                                                                                    Nike Factory Store      01/31/06
                                                                                                    Off 5th Saks Fifth Ave  10/31/14
                                                                                                    Old Navy                03/31/05

Lloyd Center
  Portland, OR.................      737,050     703,362    1,440,412     95.5      96.0     $335   Barnes & Noble          01/31/12
                                                                                                    Lloyd Mall Cinemas      01/31/12
                                                                                                    Marshalls               01/31/04
                                                                                                    Meier & Frank           01/31/06
                                                                                                    Nordstrom                  (4)
                                                                                                    Sears                      (4)
                                                                                                    Toys "R" Us             1/31/05

Mall at Fairfield Commons, The
  Beavercreek/Dayton, OH.......      683,703     366,272    1,049,975    100.0      96.9     $339   Elder-Beerman           10/31/13
                                                                                                    JCPenney                10/31/08
                                                                                                    Lazarus (5)             01/31/15
                                                                                                    Parisian                01/31/14
                                                                                                    Sears                   10/31/08

Mall at Johnson City, The
  Johnson City, TN.............      334,605     200,435      535,040    100.0      97.0     $372   Goody's                 05/31/06
                                                                                                    JCPenney                03/31/05
                                                                                                    Proffitt's for Her      10/31/12
                                                                                                    Proffitt's for Men,
                                                                                                    Kids & Home             06/30/06
                                                                                                    Sears                   03/09/06

Montgomery Mall
  Montgomery, AL...............      460,341     265,732      726,073    100.0      87.2     $207   Dillard's               01/31/06
                                                                                                    JCPenney                04/30/05
                                                                                                    Parisian                   (4)

Morgantown Mall
  Morgantown, WV..........           359,171     182,105      541,276    100.0      88.1     $282   Carmike Cinemas         10/31/05
                                                                                                    Elder-Beerman           09/30/10
                                                                                                    JCPenney                09/30/05
                                                                                                    Proffitt's              03/15/11
                                                                                                    Sears                   09/30/05

New Towne Mall
  New Philadelphia, OH.........      338,838     175,611      514,449     56.5      81.9     $230   Elder-Beerman           10/31/08
                                                                                                    JCPenney                09/30/03
                                                                                                    Regal Cinemas           03/31/05
                                                                                                    Sears                   10/31/08

Northtown Mall
  Blaine, MN...................      489,185     328,101      817,286     89.3      85.2     $372   Best Buy                01/31/10
                                                                                                    Kohl's                  08/31/08
                                                                                                    Mervyn's California     01/31/13

                                                                                            STORE
                                                                                            SALES
                                                                         % OF       % OF     PER                            LEASE
                                    ANCHORS     STORES        TOTAL     ANCHORS    STORES   SQUARE                        EXPIRATION
     PROPERTY/LOCATION               GLA        GLA (1)        GLA     OCCUPIED   OCCUPIED  FT.(2)       ANCHORS              (3)
------------------------------------------------------------------------------------------------------------------------------------

Northwest Mall
  Houston, TX..................      582,339     211,947      794,286     59.9      93.6     $207   Foley's                   (4)
                                                                                                    OfficeMax               06/30/03
                                                                                                    Palais Royal            12/31/09

River Valley Mall
  Lancaster, OH................      316,947     255,061      572,008     74.8      93.6     $258   Elder-Beerman           09/30/07
                                                                                                    JCPenney                09/30/07
                                                                                                    Lazarus                 09/30/07
                                                                                                    Regal Cinemas           12/31/04
                                                                                                    Sears                   10/31/04

Southside Mall
  Oneonta, NY..................      142,719      82,924      225,643    100.0      98.6     $199   JCPenney                07/31/06
                                                                                                    Kmart                   06/30/08
                                                                                                    OfficeMax               12/31/12

SuperMall of the Great
  Northwest Auburn, WA.........      508,426     424,775      933,201    100.0      76.2     $223   Ann Taylor Loft         01/31/06
                                                                                                    Bed Bath & Beyond       08/31/05
                                                                                                    Burlington Coat
                                                                                                     Factory                08/31/05
                                                                                                    Gart Sports             01/31/11
                                                                                                    Marshalls               01/31/11
                                                                                                    Nordstrom               08/31/05
                                                                                                    Old Navy                01/31/20
                                                                                                    Sam's Club              05/31/19

University Mall
  Tampa, FL....................      890,743     421,331    1,312,074    100.0      87.6     $310   Burdines                  (4)
                                                                                                    Burlington Coat
                                                                                                     Factory                  (4)
                                                                                                    Dillard's               02/01/09
                                                                                                    JCPenney                  (4)
                                                                                                    Sears

Weberstown Mall
  Stockton, CA.................      602,817     242,558      845,375    100.0      92.8     $331   Barnes & Noble          01/31/09
                                  ----------   ---------   ----------                               Dillard's                 (4)
                                                                                                    JCPenney                03/31/04
                                                                                                    Sears                     (4)

SUBTOTAL ......................   10,208,768   6,212,565   16,421,333
                                  ----------   ---------   ----------

PROPERTIES OWNED IN JOINT VENTURES:
-----------------------------------
(6)
---

Colonial Park Mall
  Harrisburg, PA..........           504,446     240,948      745,394    100.0      86.1     $307   The Bon-Ton             01/29/05
                                                                                                    Boscov's                  (4)
                                                                                                    Sears                     (4)

Eastland Mall
  Charlotte, NC................
                                     725,720     339,486    1,065,206    100.0      89.8     $251   Belk                      (4)
                                                                                                    Dillard's                 (4)
                                                                                                    Ice House               08/01/05
                                                                                                    JCPenney                  (4)
                                                                                                    Sears                     (4)

                                                                                            STORE
                                                                                            SALES
                                                                         % OF       % OF     PER                            LEASE
                                    ANCHORS     STORES        TOTAL     ANCHORS    STORES   SQUARE                        EXPIRATION
     PROPERTY/LOCATION               GLA        GLA (1)        GLA     OCCUPIED   OCCUPIED  FT.(2)       ANCHORS              (3)
------------------------------------------------------------------------------------------------------------------------------------

Polaris Fashion Place
 Columbus, OH..................    1,088,075     468,021    1,556,096    100.0      91.2    $372    Great Indoors, The        (4)
                                  ----------   ---------   ----------                               JCPenney                  (4)
                                                                                                    Kaufmann's                (4)
                                                                                                    Lazarus                   (4)
                                                                                                    Lord & Taylor             (4)
                                                                                                    Saks Fifth Avenue         (4)
                                                                                                    Sears                     (4)

SUBTOTAL.......................    2,318,241   1,048,455    3,366,696
                                  ----------   ---------   ----------

TOTAL..........................   12,527,009   7,261,020   19,788,029     94.5      90.1    $300
                                  ==========   =========   ==========

(1)      Includes outparcels.

(2) Average 2002 store sales per square foot for in-line stores of less than 20,000 square feet.

(3)      Lease expiration dates do not consider options to renew.

(4) The tenant owns the land and the building and operates under an operating agreement.

(5)      This is a ground lease. The Company owns the land and not the building.

(6) The Operating Partnership has investments in these Malls, ranging from 20.0% to 50.0%. The Company is responsible for management and leasing services and receives fees for providing these services.

(b)      Community Centers

         Fifty of the Properties are Community Centers (including four single tenant retail properties) ranging in size from 13,000 to 443,000 square feet of GLA. They are located in 15 states as follows: Ohio (10), Tennessee (6), Kentucky (5), West Virginia (5), Indiana (4), North Carolina (4), Pennsylvania
(4), New York (3), Illinois (2), South Carolina (2), Alabama (1), Florida (1), Michigan (1), Nebraska (1), Virginia (1). The location, general character and major tenant information are set forth below.

                SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 2002
                -------------------------------------------------

                                                                    % OF       % OF
                                ANCHORS     STORES       TOTAL      ANCHORS   STORES                              LEASE
     PROPERTY/LOCATION            GLA       GLA (1)       GLA      OCCUPIED  OCCUPIED      ANCHORS            EXPIRATION (2)
----------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:
-------------------------

Artesian Square
  Martinsville, IN...........    170,601      25,400     196,001     100.0     81.1     JCPenney (3)            04/30/08
                                                                                        Kroger                  11/30/09
                                                                                        Wal-Mart                09/29/09
Ashland Plaza
  Ashland, KY................     90,574      42,126     132,700       0.0     93.6     N/A                       N/A

Audubon Village
  Henderson, KY..............     81,922      38,927     120,849     100.0     97.2     Wal-Mart                01/31/08

Ayden Plaza
  Ayden, NC.................      21,000      11,800      32,800     100.0     84.7     Food Lion (3)           10/31/07

Bollweevil Shopping Center
  Enterprise, AL.............     30,625      12,800      43,425     100.0    100.0     Winn-Dixie              05/30/04

Buckhannon Plaza
  Tennerton, WV..............     70,951      13,865      84,816       0.0     59.7     N/A                       N/A

Cambridge Plaza
  Cambridge, OH..............     79,949      15,070      95,019       0.0    100.0     N/A                       N/A

Canal Place Plaza
  Rome, NY...................    117,162      32,800     149,962       0.0     75.6     N/A                       N/A

Chillicothe Plaza
  Chillicothe, OH............     89,596       7,675      97,271     100.0    100.0     Big Lots                01/31/13
                                                                                        Hobby Lobby             11/30/12

                                                                    % OF       % OF
                                ANCHORS     STORES       TOTAL      ANCHORS   STORES                              LEASE
     PROPERTY/LOCATION            GLA       GLA (1)       GLA      OCCUPIED  OCCUPIED      ANCHORS            EXPIRATION (2)
----------------------------------------------------------------------------------------------------------------------------

Clarksville Plaza
  Clarksville, IN............     93,672      18,170     111,842      35.9     49.4     Rhodes
                                                                                        Furniture               01/31/04
Corry Plaza
  Corry, PA..................     69,698      38,669     108,367     100.0    100.0     Dollar Zone             04/30/07
                                                                                        Tractor Supply          08/31/04

Cumberland Crossing
  Jacksboro, TN..............    100,034      44,700     144,734     100.0      5.4     Food City               12/13/10
                                                                                        Wal-Mart (3)            09/28/10
East Pointe Plaza
  Columbia, SC...............    183,340      90,868     274,208     100.0     91.7     Food Lion               11/16/10
                                                                                        SuperPetz (3)           03/31/06
                                                                                        Wal-Mart                01/31/09
Grand Union Plaza
  South Glens Falls, NY......     47,797      13,487      61,284       0.0     33.4     N/A                       N/A

Gratiot Center
  Saginaw, MI................    173,160      28,151     201,311      84.7     80.1     Kroger (4)              10/31/09
                                                                                        Kmart                   11/30/13
Hills Plaza East
  Erie, PA...................     77,000      19,025      96,025       0.0     79.0     N/A                       N/A

Hocking Valley Mall
  Lancaster, OH..............    147,817      31,670     179,487     100.0     84.2     Kmart                   09/30/03
                                                                                        Kroger                  09/30/07

Kmart
  Alliance, NE (5)...........     40,800         N/A      40,800     100.0      N/A     Kmart                   03/31/08

Knox Village Square
  Mount Vernon, OH...........    173,033      34,400     207,433     100.0     93.0     Big Bear                01/29/13
                                                                                        JCPenney                05/31/08
                                                                                        Kmart                   11/30/17
Liberty Plaza
  Morristown, TN.............     29,000      29,700      58,700     100.0     73.7     Food Lion               05/02/13

Linden Corners
  Buffalo, NY................     80,000          10      80,010       0.0    100.0     N/A                       N/A

Logan Place
  Russellville, KY...........     89,848      24,900     114,748     100.0    100.0     Houchens                11/30/08
                                                                                        Wal-Mart                03/31/08
Lowe's
  Marion, OH.................     72,507         N/A      72,507     100.0      N/A     Lowe's (3)              07/31/13

Middletown Plaza
  Middletown, OH.............    104,125      26,000     130,125       0.0     69.2     N/A                       N/A

Monroe Shopping Center
  Madisonville, TN...........     64,746      28,450      93,196      42.0     67.7     Ingles                  11/30/07

Morgantown Commons
  Morgantown, WV.............    200,187      30,656     230,843      79.0     73.9     OfficeMax               08/31/11
                                                                                        Super Kmart             02/28/21
Morgantown Plaza
  Star City, WV..............     74,540      28,824     103,364       0.0     75.2     N/A                       N/A

Morningside Plaza
  Dade City, FL..............     33,896      41,259      75,155     100.0     85.6     Kash `n Karry           06/30/05

                                                                    % OF       % OF
                                ANCHORS     STORES       TOTAL      ANCHORS   STORES                              LEASE
     PROPERTY/LOCATION            GLA       GLA (1)       GLA      OCCUPIED  OCCUPIED      ANCHORS            EXPIRATION (2)
----------------------------------------------------------------------------------------------------------------------------

New Boston Mall
  Portsmouth, OH.............     84,180      44,550     128,730     100.0     94.6     Kmart                   11/30/03

Newberry Square Shopping
  Center - Newberry, SC......    104,588      22,240     126,828     100.0     63.1     Wal-Mart (3)            09/30/07
                                                                                        Winn-Dixie              12/09/07
North Horner Shopping Center
  Sanford, NC................     22,486      17,570      40,056       0.0     88.6     N/A                       N/A

Ohio River Plaza
  Gallipolis, OH.............    105,857      43,136     148,993      41.4     87.9     Kroger                  11/18/09

Pea Ridge Shopping Center
  Huntington, WV.............    110,192      39,860     150,052     100.0     81.2     Kmart                   10/31/04
                                                                                        Kroger (6)              02/28/05
Prestonsburg Village Center
  Prestonsburg, KY...........    134,057      41,290     175,347     100.0    100.0     Big Lots                12/31/03
                                                                                        Wal-Mart                09/30/05
                                                                                        Winn-Dixie (3)          01/30/06
Rend Lake Shopping Center
  Benton, IL.................     96,913      24,470     121,383     100.0    100.0     Big John's              10/31/04
                                                                                        Wal-Mart                01/31/07
Rhea County Shopping
  Dayton, TN.................     71,952      40,050     112,002     100.0     91.0     Ingles                  09/11/04
                                                                                        Wal-Mart                10/08/04
Roane County Plaza
  Rockwood, TN...............    124,848      35,350     160,198      25.6     34.8     Ingles (3)              02/28/10

Scott Town Plaza
  Bloomsburg, PA.............     47,334      30,300      77,634       0.0     89.8     N/A                       N/A

Shady Springs Plaza
  Beaver, WV.................     37,232      30,345      67,577     100.0     79.2     Kroger                  09/30/08

Southside  Plaza
  Sanford, NC................    147,693      24,600     172,293     100.0    100.0     Food Lion               12/17/11
                                                                                        Wal-Mart                12/29/11
Stewart Plaza
  Mansfield, OH..............        N/A      15,647      15,647       N/A    100.0     N/A                       N/A

Sunbury Plaza
  Sunbury, PA................     91,131      49,265     140,396      23.2     71.6     Sunbury Motors          05/31/12

Sycamore Square
  Ashland City, TN...........     75,552      27,000     102,552     100.0     88.9     Food Lion               01/20/10
                                                                                        Walmart                 11/11/08
Twin County Plaza
  Galax, VA..................    122,273      38,440     160,713     100.0     70.7     Ingles (3)              01/31/07
                                                                                        Magic Mart              01/31/05
Vincennes
  Vincennes, IN (5)..........    108,682         N/A     108,682     100.0      N/A     Charter
                                                                                        Communications          09/30/05
                                                                                        Kmart                   06/30/04
Walgreens
  Louisville, KY.............     13,000         N/A      13,000     100.0      N/A     Walgreens               01/31/05

Walgreens
  New Albany, IN.............     13,000         N/A      13,000     100.0      N/A     Walgreens               09/30/04

Walnut Cove
  Walnut Cove, NC............     32,000      26,450      58,450     100.0     90.9     Ingles                  03/31/06

                                                                    % OF       % OF
                                ANCHORS     STORES       TOTAL      ANCHORS   STORES                              LEASE
     PROPERTY/LOCATION            GLA       GLA (1)       GLA      OCCUPIED  OCCUPIED      ANCHORS            EXPIRATION (2)
----------------------------------------------------------------------------------------------------------------------------

Westpark Plaza
  Carbondale, IL (5).........     31,170      24,152      55,322     100.0     92.9     Kroger                  03/31/08
                               ---------   ---------   ---------

SUBTOTAL.....................  4,181,720   1,304,117   5,485,837
                               ---------   ---------   ---------

PROPERTY OWNED IN JOINT
-----------------------
VENTURE: (7)
------------

Polaris Towne Center
  Columbus, OH...............    291,997     151,168     443,165     100.0     99.0     Barnes & Noble          01/31/15
                               ---------   ---------   ---------                        Best Buy                01/31/15
                                                                                        Jo-Ann etc.             01/31/10
                                                                                        Kroger                  11/30/18
                                                                                        Linens `N Things        01/31/15
                                                                                        OfficeMax               09/30/14
                                                                                        Old Navy                01/31/10
                                                                                        T.J.  Maxx              03/31/09

SUBTOTAL.....................    291,997     151,168     443,165
                               ---------   ---------   ---------

TOTAL........................  4,473,717   1,455,285   5,929,002
                               =========   =========   =========

(1)      Includes outparcels.

(2)      Lease expiration dates do not consider options to renew.

(3) Tenant vacated the store but continues to pay rent through lease expiration.

(4)      Kroger sublet the store to Kessel Foods.

(5) The Company ground leases the land from a third party for this Community Center.

(6)      Kroger sublet the store to Sportsworld.

(7) The Operating Partnership has a 50.0% ownership interest in this Community Center. The Company as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services.

         Three of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from 2004 to 2032. The Company pays rent, ranging from $14,000 to $28,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended at the Company's option, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)      Properties Subject to Indebtedness

         At December 31, 2002, all of the Malls and 16 of the Community Centers owned 100.0% by the Company were encumbered by mortgages and 33 Community Centers were unencumbered. All three Malls and the one Community Center owned by joint ventures were encumbered by mortgages. The 33 unencumbered properties had a net book value of $109.4 million at December 31, 2002. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into a revolving line of credit (the "Credit Facility") with several financial institutions and various mortgage loans which are set forth in the table below.

THE CREDIT FACILITY
-------------------

         The Company, through the Operating Partnership has entered into a Credit Facility with several financial institutions that provides the Company with the ability to borrow up to $170.0 million. The Credit Facility expires January 31, 2004 and is collateralized with first mortgage liens on three Malls (Indian Mound Mall, The Mall at Fairfield Commons and New Towne Mall) and one Community Center (Ohio River Plaza). The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.80% per annum. The Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate after giving effect to the swap agreement was 6.42% per annum on the outstanding borrowings at December 31,
2002). During 2002, the weighted average interest rate was 6.29% per annum, after giving effect to the swap agreement. At December 31, 2002, the outstanding balance on the Credit Facility was $139.8 million. Payments due under the Credit Facility are guaranteed by the Company.

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

         The following table sets forth certain information regarding the mortgages which encumber various properties, including those properties owned by joint ventures in which the Company has less than a 100.0% interest. All of the mortgages are collateralized with first mortgage liens on the Properties. The information is as of December 31, 2002 (dollars in thousands).

                                         AT DECEMBER 31, 2002
                                    -----------------------------
                                     FIXED/   INTEREST    LOAN     ANNUAL DEBT   BALLOON
    ENCUMBERED PROPERTY             VARIABLE    RATE     BALANCE   SERVICE (1)   PAYMENT    MATURITY      EXTENSION
    -------------------             --------  --------   -------   -----------   -------   ----------    ------------

WHOLLY OWNED PROPERTIES:
$36.4 million San Mall note           Fixed    8.50%   $  34,793     $  3,324   $ 32,623   10/11/2007
  Almeda Mall
  Northwest Mall
$58.4 million Morgantown note         Fixed    6.89%      55,742        4,608     50,823    9/11/2008
  Morgantown Mall
  Morgantown Commons
Ashland Town Center                   Fixed    7.25%      26,596        2,340     21,817    11/1/2011
Dayton Mall, The                      Fixed    8.27%      58,819        5,556     49,824    7/11/2012
Grand Central Mall                    Fixed    7.18%      50,530        4,272     46,065     2/1/2009
Hocking Valley Mall                   Fixed    6.78%       4,352          480      3,490     2/1/2007
Jersey Gardens                        Fixed    5.44%     164,517        9,410    164,041     6/9/2004    three 1-year
Mall at Johnson City, The             Fixed    8.37%      40,288        3,732     36,981     6/1/2010
Knox Village Square                   Fixed    7.41%       9,151          768      8,624    2/11/2008
Montgomery Mall                       Fixed    6.79%      45,526        3,732     43,843     8/1/2005
Morningside Plaza                     Fixed    7.49%       2,621          228      2,498    7/11/2007
Shady Springs                         Fixed    7.49%       2,952          252      2,814    7/11/2007
Supermall of the Great Northwest      Fixed    7.54%      62,462        5,412     49,969    2/11/2015
University Mall                       Fixed    7.09%      67,203        5,844     52,524    1/11/2013
Weberstown Mall                       Fixed    7.43%      19,839        1,716     19,033     5/1/2006
Westpark Plaza                        Fixed    7.49%       2,510          216      2,245    8/11/2011
                                                       ---------
  Total fixed rate notes                                 647,901
                                                       ---------


$8.0 million note                   Variable   3.37%       8,000          273      8,000     8/1/2004    one 1-year
  Clarksville Plaza
  Morgantown Plaza
  Stewart Plaza
  Twin County Plaza
$15.2 million note                  Variable   3.33%      15,190          513     15,190    11/1/2004    one 1-year
  Audobon Village
  Chillicothe Plaza
  Liberty Plaza
  Prestonsburg Village
East Pointe Plaza                   Variable   4.00%       8,401          569      7,825     8/1/2005
Great Mall of the Great Plains, The Variable   4.97%      42,000        2,116     42,000     7/9/2004
Lloyd Center                        Variable   6.25%     130,000        8,238    130,000   11/10/2003
Northtown Mall                      Variable   4.94%      40,000        2,003     40,000    8/31/2003
River Valley Mall                   Variable   5.00%      38,000        1,926     38,000   12/31/2004
Southside Mall                      Variable   3.38%       7,638          262      7,638     5/1/2004    two 1-year
                                                       ---------
  Total variable rate notes                              289,229
                                                       ---------
TOTAL WHOLLY OWNED PROPERTIES                          $ 937,130(2)
                                                       =========

JOINT VENTURE PROPERTIES:
  (Pro rata share)
Colonial Park Mall                    Fixed    7.73%   $  17,157     $  1,542   $ 16,022   10/11/2007
Eastland Mall                         Fixed    8.50%       9,317          862      8,460    9/11/2008
Polaris Fashion Place               Variable   3.19%      46,928          596     46,928    11/1/2003    one 1-year
Polaris Town Center                   Fixed    8.20%      21,074        1,932     19,272     6/1/2010
                                                       ---------
TOTAL JOINT VENTURE PROPERTIES                         $  94,475
                                                       =========

(1) Annual debt service for variable rate notes is calculated based on the interest rate at December 31, 2002.

(2) This total differs from the amounts reported in the financial statement due to $19.0 million in tax exempt borrowings which are not secured by a mortgage.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2002.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

 (a)     Market Information

         The Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 10, 2003, the last reported sales price of the Shares on the NYSE was $18.91. The following table shows the high and low sales prices for the Shares on the NYSE for the 2002 and 2001 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Share paid by GRT with respect to each of such periods.

                                                            DISTRIBUTIONS
            QUARTER ENDED              HIGH       LOW         PER SHARE
            -------------             ------     ------     -------------
            March 31, 2001            $16.01     $12.31         0.4808
            June 30, 2001              17.99      14.71         0.4808
            September 30, 2001         18.89      15.05         0.4808
            December 31, 2001          19.19      15.88         0.4808
            March 31, 2002             19.06      17.37         0.4808
            June 30, 2002              20.34      17.82         0.4808
            September 30, 2002         19.10      15.72         0.4808
            December 31, 2002          18.55      15.83         0.4808

(b)      Holders

         The number of holders of record of the Shares was 1,237 as of March 10, 2003.

(c)      Distributions

         Future Share distributions paid by GRT will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Shares and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, GRT may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2002, 250,000 Shares were authorized, of which 176,876 Shares have been issued.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                          2002            2001           2000            1999            1998
                                                       -----------    -----------     -----------     -----------     -----------
OPERATING DATA (IN THOUSANDS, EXCEPT
   PER SHARE AMOUNTS): (1)
Total revenues .....................................   $   270,179    $   250,939     $   210,822     $   191,919     $   149,978
Operating income ...................................        99,600         92,938          94,267          88,214          71,122
Interest expense ...................................        84,104         84,545          81,255          60,747          43,894
Equity in income (loss) of unconsolidated entities .         3,079          2,040           3,607          (4,570)         (2,388)
Interest income ....................................           634          1,187           2,341           1,530           1,880
(Loss) gain on sales of properties .................                         (610)          4,358             (12)
Minority interest in operating partnership .........         2,334          3,519           2,365           2,316           2,623
Extraordinary item: Early extinguishment of debt ...         2,260          1,299             443             545             490
Net income .........................................        36,254         24,700          40,950          41,128          40,990
Preferred stock dividends ..........................        11,833         15,777          22,469          21,620          20,079
Net income available to common shareholders ........        24,421         31,363          18,481          19,508          20,911
Per common share data: Earnings per share (diluted).          0.75           1.12            0.78            0.82            0.88
Distributions ......................................   $    1.9232    $    1.9232     $    1.9232     $    1.9232     $    1.9232

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment .........................   $ 1,470,083    $ 1,549,681     $ 1,358,006     $ 1,374,965     $ 1,291,412
Investment in unconsolidated real estate entities ..        23,047         48,001         137,691         121,777         200,205
Total assets .......................................     1,632,433      1,758,519       1,589,545       1,585,608       1,557,790
Total debt .........................................     1,095,930      1,246,741       1,069,466       1,032,229         994,011
Redeemable preferred shares ........................                                       90,000          90,000          90,000
Total shareholders' equity .........................       426,492        396,525         339,947         365,660         391,075
OTHER DATA:
Cash provided by operating activities (in thousands)   $    70,812    $   102,764     $    75,168     $    97,120     $    76,796
Cash (used in) provided by investing activities
  (in thousands) ...................................       175,697        (57,882)          3,125         (12,621)       (409,015)
Cash (used in) provided by financing activities
  (in thousands) ...................................      (243,909)       (41,587)        (81,918)        (84,409)        333,734
Funds from operations (2) (in thousands) ...........        89,055         84,325          77,353          71,265          64,803
Number of properties (3) (4) .......................            73            102             111             126             125
Total GLA (in thousands) (4) .......................        25,716         31,121          30,518          31,883          30,334
Occupancy rate % (3) (4) ...........................          88.9%          91.7%           93.6%           94.5%           93.8%


(1) Operating data for the years ended December 31, 2001, 2000, 1999 and 1998 are restated to reflect the impact of SFAS No. 144.

(2) Funds from operations ("FFO") as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.

(3) Number of Properties open at the end of the period. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4) 2002 includes 3.8 million square feet of GLA (4 Properties), 2001 includes 7.6 million square feet of GLA (8 Properties), 2000 includes
         8.2 million square feet of GLA (9 Properties). 1999 includes 8.6 million square feet of GLA (10 Properties) and 1998 includes 7.1 million square feet of GLA (9 Properties) and owned by joint ventures in which the Operating Partnership has interests ranging from 20.0% to 50.0%.

ITEM     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-K.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

         Total revenues increased 7.7%, or $19.2 million, for the year ended December 31, 2002. Of the $19.2 million increase, $25.6 million was the result of increased revenues at the Malls (including a $25.7 million increase from acquisitions), $3.6 million was a result of decreased revenues at the Community Centers (including a $2.5 million decrease from dispositions prior to 2002) and $2.8 million was a result of other revenue decreases. Acquisitions for the year ended December 31, 2002, reflect the inclusion in the consolidated financial statements of Jersey Gardens effective April 6, 2001, Dayton Mall and SuperMall of the Great Northwest effective August 1, 2002 and Almeda Mall and Northwest Mall effective November 18, 2002, as a result of the Company's acquisition of the third party interests in the entities owning these Properties.

Minimum rents

         Minimum rents increased 6.4%, or $9.3 million, for the year ended December 31, 2002.

                       INCREASE (DOLLARS IN MILLIONS)
                  --------------------------------------------
                             COMMUNITY                PERCENT
                  MALLS       CENTERS     TOTAL        TOTAL
                  -----      ---------    -----       -------

Same center.....  $(1.9)      $(1.4)      $(3.3)       (2.3)%
Acquisitions....   14.9         0.0        14.9        10.3
Dispositions....    0.0        (2.3)       (2.3)       (1.6)
                  -----       -----       -----        ----
                  $13.0       $(3.7)      $ 9.3         6.4%
                  =====       =====       =====        ====

         The same center Mall decline of $1.9 million reflects additional rents from in-line stores of $1.9 million offset by a decline in termination income of $2.0 million and a reduction of $1.6 million as a result of anchor tenant bankruptcies. The Community Centers same center decrease of $1.4 million is primarily related to a $2.2 million reduction as a result of anchor tenant bankruptcy's, offset by an increase in termination income of $800,000.

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 12.3%, or $8.8 million, for the year ended December 31, 2002. INCREASE (DOLLARS IN MILLIONS)

                               INCREASE (DOLLARS IN MILLIONS)
                        ---------------------------------------------
                                  COMMUNITY                   PERCENT
                        MALLS      CENTERS       TOTAL         TOTAL
                        -----     ---------      -----        -------
Same center.........    $0.4       $ 0.7         $ 1.1          1.6%
Acquisitions........     7.9         0.0           7.9         11.1
Dispositions........     0.0        (0.2)         (0.2)        (0.4)
                        ----       -----         -----         ----
                        $8.3       $ 0.5         $ 8.8         12.3%
                        ====       =====         =====         ====

Other revenues

         The $600,000 increase in other revenues is primarily the result of a $1.6 million increase in other income due to the formation of Ohio Entertainment Corporation ("OEC") effective June 1, 2001, a $400,000 gain on the disposition of short-term investments relating to the defeasance of debt securities on February 4, 2002, $1.4 million as a result of increased temporary tenant income of the Malls and $500,000 in other revenue increases, partially offset by a $3.3 million decrease in fee income. Fee income was lower due to the completion of Polaris Fashion Place in 2001, and the subsequent loss of development fee income from that joint venture in 2002. It reflects a reduction in joint venture management fees as a result of the Company's acquisition of third party joint venture interests. OEC operates a theater at one Mall and a skating rink at another Mall; the revenues and expenses of these operations are included in other revenues and other operating expenses

EXPENSES

         Total expenses increased 7.5% or $11.9 million, for the year ended December 31, 2002 primarily as a result of Mall acquisitions. Real estate taxes and property operating expenses increased $11.5 million, the provision for doubtful accounts and other operating expenses increased $200,000, depreciation and amortization increased $4.3 million, general and administrative expenses decreased $880,000 and development write-off decreased $3.2 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 14.8% or $11.5 million for the year ended December 31, 2002.

                                INCREASE (DOLLARS IN MILLIONS)
                      -----------------------------------------------
                                   COMMUNITY                   PERCENT
                        MALLS       CENTERS        TOTAL        TOTAL
                      -------      ---------      ------       -------
Same center........   $  1.2        $  0.9        $  2.1         2.7%
Acquisitions.......      9.7           0.0           9.7        12.5
Dispositions.......      0.0          (0.3)         (0.3)       (0.4)
                      ------        ------        ------        ----
                      $ 10.9        $  0.6        $ 11.5        14.8%
                      ======        ======        ======        ====

         The same center increase of $2.1 million consists primarily of increased insurance expense of approximately $1.8 million, as a result of increased premiums charged by the insurance carriers.

Provision for doubtful accounts and other operating expenses

         The provision for doubtful accounts was $6.4 million for the years ended December 31, 2002 and 2001. Although the amount of this expense is comparable, the provision for doubtful accounts as a percent of revenues decreased to 2.4% in 2002 from 2.6% in 2001.

         The provision for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. During 2001 and 2002, various small shop tenants and a number of national tenants which leased anchor space at its Properties filed for bankruptcy protection. Anchor tenants that were operating or liquidating under bankruptcy protection in 2001 included Ames, HomePlace, Lechter's and Phar-Mor. Exposure to tenants currently operating under bankruptcy protection and the continuing operating difficulties being experienced by various retailers resulted in the Company increasing its provision for doubtful accounts in 2002 and 2001 over previous years. The Company considers the recent experience to be a direct result of and to be consistent with the weak U.S. economy during 2002. The Company is entitled to file claims for damages in connection with any leases rejected in bankruptcy filings. The Company does not recognize in accounts receivable or revenue amounts attributable to such claims until the claims for rejected leases are approved by the courts. The Company also does not consider such potential claims in estimating the recoverability of recorded accounts.

         Other operating expenses were $8.2 million for the year ended December 31, 2002 as compared to $8.0 million for the corresponding period in 2001. The 2002 amount includes approximately $3.6 million of OEC related expenses and approximately $2.2 million of costs related to sales of development land. The 2001 amount includes approximately $1.7 million of OEC related expenses and approximately $2.6 million of costs related to sales of development land.

Depreciation and amortization

         The $4.3 million increase in depreciation and amortization consists primarily of a $4.8 million increase from Mall acquisitions offset with a $470,000 decrease from dispositions.

General and administrative

         General and administrative expense was $10.3 million and represented 3.8% of total revenues for the year ended December 31, 2002, compared to $11.2 million and 4.5% of total revenues for the corresponding period in 2001. The 2002 costs are representative of the general and administrative costs related to the Company's current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and recognized approximately $863,000 in severance related costs. The Company did not grant general salary increases or bonuses for 2002 but the Company has experienced higher costs as a result of increasing premiums for insurance costs related to health benefits provided by the Company.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 0.5%, or $441,000 for the year ended December 31, 2002. The summary below identifies the increase by its various components (dollars in thousands).

                                             TWELVE MONTHS ENDED DECEMBER 31,
                                        -------------------------------------------
                                           2002             2001        INC. (DEC.)
                                        ----------       ----------     -----------

Average loan balance .............      $1,153,601       $1,132,109       $ 21,492
Average rate .....................            6.80%            7.38%         (0.58)%

Total interest ...................      $   78,445       $   83,550       $ (5,105)
Amortization of loan fees ........           5,357            5,409            (52)
Capitalized interest and other (1)             302            4,716         (4,414)
                                        ----------       ----------       --------
Interest expense .................      $   84,104       $   84,545       $   (441)
                                        ==========       ==========       ========

(1) Other consists primarily of interest costs billed to joint venture entities.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES

         The $1.0 million increase in the equity in income (loss) of unconsolidated entities consists primarily of an increase from Polaris Fashion Place having a full year of operating results in 2002 versus 2001 in which the Mall opened on October 25, 2001. This is partially offset by the elimination of equity income from four joint venture interests acquired by the Company in the third and fourth quarters of 2002. The equity in the income of those joint ventures was included in this item for the full 12 months of 2001.

DISCONTINUED OPERATIONS

         During 2002, the Company sold 27 Community Centers and three single tenant assets for $274.7 million and recognized a net gain of $15.8 million. An extraordinary item of $9.1 million was reported in 2002 as a result of the early extinguishment of debt related to certain of the Properties that were sold. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the sold Properties are reported in discontinued operations. Income from discontinued operations was $15.0 million for 2002 compared to $19.3 million for 2001. Also, at December 31, 2002, Southside Plaza, a Community Center in Sanford, North Carolina was held for sale. Net property and equipment includes $8.4 million related to this Property, which was unencumbered at December 31, 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

         Total revenues increased 19.0%, or $40.2 million, for the year ended December 31, 2001. Of the $40.2 million increase, $41.8 million was the result of increased revenues at the Malls (including a $39.3 million increase from acquisitions), $7.5 million was the result of decreased revenues at the Community Centers (including a $5.6 million decrease from dispositions) and $5.9 million was related to other revenue increases. Acquisitions for the year ended December 31, 2001, reflect the inclusion in the consolidated financial statements of The Mall at Johnson City, effective November 1, 2000 and Jersey Gardens effective April 6, 2001, as a result of the Company's acquisition of the third party interest in the entities owning these Properties.

Minimum rents

         Minimum rents increased 12.8%, or $16.7 million, for the year ended December 31, 2001.

                                        INCREASE (DOLLARS IN MILLIONS)
                                ---------------------------------------------
                                           COMMUNITY                  PERCENT
                                MALLS       CENTERS        TOTAL       TOTAL
                                -----      ---------       -----      -------
         Same center........    $ 1.3        $(1.7)        $(0.4)      (0.3)%
         Acquisitions.......     22.2          0.0          22.2       17.0
         Dispositions.......      0.0         (5.1)         (5.1)      (3.9)
                                -----        -----         -----       ----
                                $23.5        $(6.8)        $16.7       12.8%
                                =====        =====         =====       ====

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 25.4%, or $14.5 million, for the year ended December 31, 2001.

                                INCREASE (DOLLARS IN MILLIONS)
                           -----------------------------------------
                                    COMMUNITY                PERCENT
                           MALLS     CENTERS     TOTAL        TOTAL
                           -----    ---------   ------       -------
         Same center....   $ 0.5     $ (0.2)    $  0.3         0.5%
         Acquisitions...    14.6        0.0       14.6        25.6
         Dispositions...     0.0       (0.4)      (0.4)       (0.7)
                           -----     ------     ------        ----
                           $15.1     $ (0.6)    $ 14.5        25.4%
                           =====     ======     ======        ====

Other revenues

         For the year ended December 31, 2001, fee income increased $3.7 million as a result of the consolidation of Glimcher Development Corporation ("GDC") effective January 1, 2001. Management fees decreased $1.7 million as a result of the consolidation of The Mall at Johnson City and Jersey Gardens effective November 1, 2000 and April 6, 2001, respectively. Other revenues increased $7.3 million, primarily as a result of increased temporary tenant income from the consolidation of The Mall at Johnson City Venture and Jersey Gardens, the formation of OEC effective June 1, 2001 and $4.3 million from the proceeds from sales of development land. OEC operates a theater at one Mall and a skating rink at another Mall; the revenues and expenses of these operations are included in other revenues and other operating expenses.

EXPENSES

         Total expenses increased 36.2%, or $42.1 million, for the year ended December 31, 2001. Real estate taxes and property operating expenses increased $16.5 million, the provision for doubtful accounts and other operating expenses increased $9.4 million, depreciation and amortization increased $12.1 million, general and administrative expenses increased $970,000 and development write-off increased $3.2 million.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 26.9% or $16.5 million for the year ended December 31, 2001.

                                 INCREASE (DOLLARS IN MILLIONS)
                           -------------------------------------------
                                     COMMUNITY                 PERCENT
                           MALLS      CENTERS      TOTAL        TOTAL
                           -----     ---------     -----       -------

         Same center....   $ 1.9       $(0.1)      $ 1.8         2.9%
         Acquisitions...    15.4         0.0        15.4        25.1
         Dispositions...     0.0        (0.7)       (0.7)       (1.1)
                           -----       -----       -----        ----
                           $17.3       $(0.8)      $16.5        26.9%
                           =====       =====       =====        ====

Provision for doubtful accounts and other operating expenses

         The provision for doubtful accounts and other operating expenses was $14.4 million for the year ended December 31, 2001 and $5.0 million for the corresponding period in 2000. The $9.4 million increase consists of an increase of $4.1 million in the provision for doubtful accounts and an increase of $5.3 million in other operating expenses, primarily as a result of the addition of GDC and OEC effective January 1, 2001 and June 1, 2001, respectively.

         The provision for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. During 2001, various small shop tenants and a number of national tenants which leased anchor space at its Properties filed for bankruptcy protection. Anchor tenants that were operating or liquidating under bankruptcy protection in 2001 included Ames, HomePlace, Lechter's and Phar-Mor. In addition, Kmart filed for bankruptcy in January 2002. The provision for doubtful accounts increased by approximately $4.1 million in 2001 versus 2000. Exposure to tenants currently operating under bankruptcy protection and the continuing operating difficulties being experienced by various retailers resulted in the Company increasing its provision for doubtful accounts in 2001 over 2000. The Company considers the recent experience to be a direct result of and consistent with the weak U.S. economy during 2001. The Company's acquisition of the third party interests in the entities owning two Malls in November 2000 and April 2001 and the application of its accounts receivable reserve methodology to the incremental revenues since their acquisition contributed to the increase. The Company is entitled to file claims for damages in connection with any leases rejected in bankruptcy filings. The Company does not recognize in accounts receivable or revenue amounts attributable to such claims until the claims for rejected leases are approved by the courts. The Company also does not consider such potential claims in estimating the recoverability of recorded accounts receivable.

Development costs

         The Company's development agreement with the city of Carson, California expired on June 30, 2001. The Company currently has no contractual agreement with respect to the development of this site. During the year ended December 31, 2001, the Company wrote-off $3.2 million, representing the Company's investment in this development.

Depreciation and amortization

         The $12.1 million increase in depreciation and amortization consists primarily of a $11.3 million increase from Mall acquisitions and an increase of $1.8 million in the core portfolio Properties and corporate assets, offset with a $1.0 million decrease from dispositions.

General and administrative

         General and administrative expense was $11.2 million and represented 4.5% of total revenues for the year ended December 31, 2001, compared to $10.2 million and 4.8% of total revenues for the corresponding period in 2000. The $1.0 million increase consists primarily of an increase of $2.2 million as a result of the addition of GDC effective January 1, 2001, a decrease of $600,000 in wages and benefits and a decrease of $400,000 in state and local taxes.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense increased 4.1%, or $3.3 million, for the year ended December 31, 2001. The summary below identifies the increase by its various components (dollars in thousands).

                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                        ------------------------------------------------
                                           2001               2000           INC. (DEC.)
                                        -----------        -----------       -----------
Average loan balance .............      $ 1,132,109        $ 1,012,423        $ 119,686
Average rate .....................             7.38%              7.85%           (0.47)%

Total interest ...................      $    83,550        $    79,475        $   4,075
Amortization of loan fees ........            5,409              4,890              519
Capitalized interest and other (1)           (4,414)            (3,140)          (1,274)
                                        -----------        -----------        ---------
Interest expense .................      $    84,545        $    81,225        $   3,320
                                        ===========        ===========        =========

(1) Other consists primarily of interest costs billed to joint venture entities.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES

         The $1.6 million decrease in the equity in income (loss) of unconsolidated entities is primarily the result of a tenant termination fee recorded on the books of the SuperMall of the Great Northwest during 2000. Additionally, the results of operations for The Mall at Johnson City for 2001 are included in the consolidated statements of the Company as a result of the acquisition of the third party interest in the fourth quarter 2000.

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

         The Company, through the Operating Partnership, has entered into a Credit Facility with several financial institutions that provides the Company with the ability to borrow up to $170.0 million. The Credit Facility expires January 31, 2004 and is collateralized with first mortgage liens on three Malls (Indian Mound Mall, New Towne Mall and The Mall at Fairfield Commons) and one Community Center (Ohio River Plaza). The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.80% per annum. The

Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.42% per annum on the outstanding borrowings at December 31, 2002). Payments due under the Credit Facility are guaranteed by the Company. During 2002, the weighted average interest rate was 6.29% per annum after giving effect to the swap agreement. At December 31, 2002, the outstanding balance on the Credit Facility was $139.8 million. Additionally, $2.5 million represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility.

         Total debt was reduced by $150.8 million during 2002. The change in outstanding borrowings is summarized as follows (in thousands):

                                            MORTGAGE       NOTES          TOTAL
                                             NOTES        PAYABLE          DEBT
                                          ----------      --------      ----------
 December 31, 2001.....................   $1,083,741      $163,000      $1,246,741
 Acquired mortgage debt:
   Dayton Mall.........................       59,061                        59,061
   SuperMall of the Great Northwest....       62,710                        62,710
   San Mall properties.................       34,827                        34,827
 New mortgage debt.....................      216,503                       216,503
 Repayment of debt.....................     (378,102)                     (378,102)
 Defeasance of REMIC...................      (40,000)                      (40,000)
 Debt amortization payments in 2002....       (8,368)                       (8,368)
 Debt assumed by buyers................      (74,242)                      (72,242)
 Net repayments, line of credit........                    (23,200)        (23,200)
                                          ----------      --------      ----------
 December 31, 2002.....................   $  956,130      $139,800      $1,095,930
                                          ==========      ========      ==========

         During 2002 the Company incurred additional borrowings secured by first mortgage liens. The new mortgage notes payable totaling $216.5 million consists of (i) a $4.5 million loan collateralized by a first mortgage lien on Hocking Valley Mall, which matures in February 2007 and bears interest at 6.78% per annum, (ii) a $7.6 million loan collateralized by a first mortgage lien on Southside Mall, which matures in May 2004 and bears interest at LIBOR plus 1.95% per annum (3.38% at December 31, 2002), (iii) an $8.0 million loan collateralized by first mortgage liens on four community centers, which matures in August 2004 and bears interest at LIBOR plus 1.95% per annum (3.37% at December 31, 2002), (iv) an $8.5 million loan collateralized by a first mortgage lien on East Pointe Plaza, which matures in August 2005 and bears interest at LIBOR plus 2.50% per annum (4.00% at December 31, 2002), (v) a $15.2 million loan collateralized by first mortgage liens on four community centers, which matures in November 2004 and bears interest at LIBOR plus 1.95% per annum (3.33% at December 31, 2002), (vi) a $135.0 million loan secured by a leasehold mortgage and security agreement on Jersey Gardens, which matures June 2004 and bears interest at LIBOR (fixed at 2.34%) plus 1.97% per annum and (vii) a $30.0 million mezzanine loan on Jersey Gardens, secured by a pledge of assets and guaranteed by the Company which matures June 2004 and bears interest at LIBOR (fixed at 2.34%) plus 8.19% per annum. The effective interest rate for the combined Jersey Gardens loans of $165.0 million is 5.44%. In addition, a new $7.7 million loan entered into in March 2002, collateralized by a first mortgage lien on Plaza Vista Mall was assumed by the purchaser upon sale of the Property in May 2002.

         At December 31, 2002, the Company's Credit Facility was collateralized with first mortgage liens on four Properties having net book value of $129.8 million and its mortgage notes payable were collateralized with first mortgage liens on 32 Properties having a net book value of $1,203.0 million. The Company also owned 33 unencumbered Properties having a net book value of $109.4 million at that date. Certain of the loans are cross collateralized as part of a group of Properties under a single loan, certain of the Properties have cross default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan.

         The Company is pursuing a strategy of selling single tenant and non-strategic Community Center assets and focusing on the Mall portfolio. The timing and selling prices of future asset sales are dependent upon the Company being able to consummate sales transactions under acceptable terms and at satisfactory pricing. Net proceeds from asset sales are expected to be applied to reduce debt and to fund additional investments in regional mall properties.

         During 2002, the Company sold 27 Community Centers and three single tenant assets for $274.7 million. In accordance with SFAS No. 144, the sold properties are reported as Discontinued Operations. Net income for 2002 includes net gains on sales of Properties of $0.44 per diluted share compared with $(0.02) per diluted share for 2001.

         In July 2002, the Company announced the completion of a follow-on Offering of 3,450,000 Shares at a price of $17.82 per Share. Gross proceeds were approximately $58.4 million before expenses.

         In the third quarter of 2002, the Company acquired the remaining 50.0% ownership interest in Dayton Mall Venture, LLC, for $17.3 million in cash, assumption of existing mortgage notes payable of $59.1 million and assumption of net assets and liabilities. Dayton Mall Venture, LLC, is the owner of Dayton Mall, a Mall in Dayton, Ohio. Also in the third quarter of 2002, the Company acquired the remaining 62.16% ownership interest in Glimcher SuperMall Venture, LLC for $15.0 million in cash, $1.3 million for settlement of a note receivable, assumption of the existing mortgage note payable of $62.7 million and assumption of net assets and liabilities. Glimcher SuperMall Venture, LLC, is the owner of SuperMall of the Great Northwest, a regional mall in Seattle, Washington. In the fourth quarter of 2002, the Company acquired the remaining 80.0% ownership interest in San Mall L.P. for $5.5 million, payable $2.3 million in cash and $3.2 million in the form of 195,149 Operating Partnership units, assumption of the existing mortgage note payable of $34.8 million and assumption of net assets and liabilities. San Mall L.P., is the owner of Almeda Mall and Northwest Mall, both of which are regional malls in Houston, Texas. The 80% ownership interest in San Mall L. P. was acquired from Fifth Avenue, LLC. Fifth Avenue, LLC is wholly owned by Ellen Glimcher, the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael P. Glimcher, the President of the Company.

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

         At December 31, 2002, the Company's total-debt-to-total-market capitalization has been reduced to 57.9%, compared to 61.5% at December 31, 2001. The Company is working to reduce this ratio to approximately 55.0% by reducing outstanding debt. Based upon its current total-debt-to-market capitalization, the Company does not expect to pursue significant additional acquisitions until such time as the Company has reduced the amount of outstanding borrowings or has access to additional equity capital.

         Net cash provided by operating activities for the year ended December 31, 2002, was $70.8 million versus $102.8 million for the corresponding period of 2001. Net income adjusted for non-cash items accounted for a $6.4 million decrease. Changes in operating assets and liabilities accounted for a $25.6 million decrease. The change in operating assets and liabilities reflects increased deposits, lower accounts payable and a reduction in accrued real estates taxes due to the timing of payments.

         Net cash provided by investing activities for the year ended December 31, 2002, was $175.7 million. It primarily reflects proceeds from the sale of assets of $196.3 million and withdrawals from cash in escrow of $43.4 million. Additional investments in real estate assets of $53.1 million and an increase in deferred expenses of $11.7 million were the primary investments. The withdrawal from cash in escrow includes $40.0 million related to the payoff of a REMIC tranche on February 4, 2002 that had been previously defeased.

         Net cash used in financing activities for the year ended December 31, 2002, was $243.9 million. Cash was used to fund distributions of $78.3 million, make principal payments on mortgage and notes payable of $426.5 million and payments to the Credit Facility of $23.2 million. Cash was provided by issuance of new mortgage and notes payable of $216.5 million and net proceeds of issuance of common shares of $67.5 million, including $58.2 million from the Offering and $8.7 million related to the exercise of stock options.

EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its expansion, renovation and development activities. Its business strategy is to grow the Company's assets, net income and cash flow to, among other things, provide for dividend requirements.

EXPANSIONS AND RENOVATIONS
--------------------------

         The Company maintains a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. The Company also engages in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the Properties. During 2002 and 2003, the Company's expansion and/or renovation programs are focused on the re-tenanting of the vacant anchor space in its core portfolio.

Malls

         Mall store occupancy increased to 90.1% at December 31, 2002 from 85.6% at December 31, 2001 as the Company continues to attract national retailers to its Malls. This increase presents the lease-up of approximately 329,000 square feet of vacant Mall store space. However, anchor occupancy in the Malls decreased by 185,000 square feet during 2002 as a result of the rejection of Ames leases at New Towne Mall and River Valley Mall, and the closing of an Old Navy store at Northwest Mall. In January 2003, Kmart announced its intention to close an 83,000 square foot store at Southside Mall in Oneonta New York.

Community Centers

         During 2002, the Company opened new anchors aggregating 61,000 square feet in Vincennes, Indiana and Sunbury, Pennsylvania. This was offset by vacancies of 463,000 square feet related to six leases rejected by Ames, 164,000 square feet related to two leases rejected by Kmart and 154,000 square feet related to three additional anchor vacancies that occurred in the third quarter of 2002. The Company executed leases in the second quarter of 2002 for the vacant 92,000 square foot former Ames location in Chillicothe, Ohio and Hobby Lobby and Big Lots opened in that space during the fourth quarter of 2002. The Company continues to work with various prospects to lease the remaining vacant anchor space. The Company does not expect that the re-tenanting of these spaces will provide significant additional revenues until 2003.

DEVELOPMENTS
------------

         One of the Company's objectives is to increase its portfolio by developing new retail properties. Although the Company is actively reviewing and analyzing the development potential of various future projects, it does not currently expect to commence construction of any new developments in 2003. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process, including site selection, zoning, design, pre-development, leasing, construction financing and construction management

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended December 31, 2002. The percentage change is based on those tenants reporting sales for the twenty-four month period ended December 31, 2002.

                   MALL PROPERTIES         COMMUNITY CENTERS
                ---------------------    --------------------
PROPERTY TYPE   SALES PSF    % CHANGE    SALES PSF   % CHANGE
-------------   ---------    --------    ---------   --------
Anchors ....      $152        (0.9)%       $272        1.1%
Stores (1)..      $300        (0.8)%       $232       (4.5)%
Total ......      $221        (0.7)%       $266        0.6%

(1) Mall Stores sales per square foot exclude outparcel sales

Portfolio occupancy statistics by property type are summarized below:

                                                          OCCUPANCY (1) (2)
                                      ----------------------------------------------------
                                    12/31/02    9/30/02    6/30/02     3/30/02   12/31/01
                                    --------    -------    -------     -------   --------
Mall Anchors.......................   94.5%      94.5%      94.7%       94.7%      94.6%
Mall Stores........................   90.1%      88.0%      86.8%       86.2%      85.6%
Total Mall Portfolio...............   92.9%      92.1%      91.8%       91.6%      91.3%
Community Center Anchors...........   72.3%      80.7%      87.4%       89.6%      94.1%
Community Center Stores............   82.8%      83.0%      83.9%       83.9%      86.0%
Single Tenant Retail Properties....  100.0%     100.0%     100.0%      100.0%     100.0%
Total Community Center Portfolio...   75.5%      81.6%      87.0%       88.7%      92.4%

(1) Occupancy statistics included in the above table are based on the total Company Portfolio which includes Properties owned by the Company and Properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

RELATED PARTY TRANSACTIONS

         The Company paid TGC and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $26,000 and $499,000 for the year ended December 31, 2002, $5,000 and $324,000 for the year ended December 31, 2001 and $31,000 and $415,000 for the year ended December 31, 2000, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. The Company's joint ventures paid the same two companies $1,000 and $63,000 for the year ended December 31, 2002, $8,000 and $85,000 for the year ended December 31, 2001 and $0 and $76,000 for the year ended December 31, 2000, respectively. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $1.4 million, $630,000 and $97,000 for the year ended December 31, 2002, 2001 and 2000, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1.5 million, $4.2 million and $2.6 million for the year ended December 31, 2002, 2001 and 2000, respectively, for services provided to these joint ventures.

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement dated October 13, 2000 with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4.0 million letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002, the Company accrued $40,000 as consideration for providing the Letter of Credit to the banks. Such consideration was regarded at the equivalent of the amount a bank would charge to issue such Letter of Credit.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224,000, $186,000 and $232,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

         Mr. Weiler's children indirectly own a 9.6% interest in NP Limited Partnership ("NPLP"). His nieces and nephews also indirectly own a 9.6% interest in NPLP. NPLP owns a 50.0% interest in Polaris Center, LLC, the owner of Polaris Towne Center and a joint venture in which the Company has a 50.0% interest. NPLP also owns a 25.0% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place and a joint venture in which the Company has a 39.3% interest. In addition, Mr. Weiler's sister-in-law owns a 14.5% interest in Polaris Mall, LLC. In connection with the sale of certain real property to Polaris Center, LLC and Polaris Mall, LLC, NPLP acquired and continues to hold an aggregate of 260,583 units of limited partnership in GPLP ("operating partnership units"). An entity owned by Mr. Weiler's children owns an aggregate of 12,136 operating partnership units and an entity owned by his nieces and nephews owns 22,403 operating partnership units. In addition, an entity owned 50% by Mr. Weiler's children and 50.0% by his nieces and nephews owns 9,573 operating partnership units.

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounts for its investment in San Mall under the equity method of accounting (see Note 2). On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80.0% ownership interest in San Mall L.P. for $5.5 million, payable $2.3 million in cash and $3.2 million in the form of 195,149 Operating Partnership units.

         The Company provides management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the periods January 1, 2002 through November 18, 2002 and February 22, 2001 through December 31, 2001, the Company recognized fee income of $202,000 and $167,000 respectively, under such agreement. Total revenues and net income were $12.2 million and $1.3 million, respectively, for the period January 1, 2002 through November 18, 2002 and $12.4 million and $2.6 million respectively, for the period February 22, 2001 through December 31, 2001.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot Community Center to a group of private investors which included David Glimcher (a trustee of GRT). The sale price was $9.9 million including cash of $2.2 million and the assumption of a $7.7 million mortgage note payable. The Company recognized a gain of $1.2 million on the sale.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5.0 million, from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members and William R. Husted, Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company has an ownership interest (the "Glimcher Partnership") hold an equity interest. In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5.0 million which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note has been extended to January, 2004. Approximately $4.9 million and $4.9 million is included in accounts payable at December 31, 2002 and 2001, respectively, related to this transaction. Interest paid was $285,000, $300,000 and $300,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher, who are also executive officers and/or trustees of the Company (collectively, the "Glimcher Entities"). In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of December 31, 2002, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and (iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $266,000, $117,000 and $134,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and prepaid amounts from these tenants were $0, $32,000 and $45,000 at December 31, 2002, 2001 and 2000, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $4,000 for the year ended December 31, 2002.

FUNDS FROM OPERATIONS

         FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as the primary indicator of the Company's operating performance, or as an alternative to cash flow as a measure of liquidity. The Company's FFO may not be directly comparable to similar titled measures reported by other real estate investment trusts.

         The following table illustrates the calculation of FFO and adjusted FFO for the years ending December 31, 2002, 2001 and 2000 (in thousands):

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                      2002       2001         2000
                                                                                    --------    -------      -------
Net income available to common shareholders.....................................    $ 24,421    $31,363      $18,481
Add back (less):
     Real estate depreciation and amortization..................................      59,547     57,156       44,560
     Share of joint venture real estate depreciation and amortization...........       7,182      9,494       15,862
     Minority interest in operating partnership.................................       2,334      3,519        2,365
     Discontinued operations: (Gain)loss on sales of properties.................     (15,756)
     Discontinued operations: Extraordinary item-early extinguishment of debt...      9,067
     (Gain) loss on sales of properties.........................................                    610      (4,358)
     Extraordinary item-early extinguishment of debt............................       2,260      1,299          443
     Cumulative effect of accounting change.....................................                    116
     Discount on redemption of preferred stock/development cost write-off.......                (19,232)
                                                                                    --------    -------      -------
Funds from operations...........................................................    $ 89,055    $84,325      $77,353
                                                                                    ========    =======      =======

Funds from operations...........................................................    $ 89,055    $84,325      $77,353
Add back (less):
     Capital expenditures.......................................................     (11,565)    (8,972)     (13,431)
     Straight-line of minimum rents.............................................      (2,214)    (2,233)      (2,136)
Straight-line of ground lease expense...........................................         (44)        96            9
     Share of joint venture capital expenditures and straight-line of
        minimum rent............................................................        (820)    (2,011)      (2,845)
                                                                                    --------    -------      -------
Adjusted funds from operations..................................................    $ 74,412    $71,205      $58,950
                                                                                    ========    =======      =======

         FFO increased 5.6% or $4.7 million for the year ended December 31, 2002. The year ended December 31, 2002 includes Jersey Gardens as a consolidated Property for the full period while 2001 results reflect Jersey Gardens as a joint venture in the first quarter and a consolidated Property in the second quarter. Additionally, 2002 includes the consolidation of Dayton Mall and SuperMall of the Great Northwest effective August 1, 2002, and the consolidation of Almeda Mall and Northwest Mall effective November 18, 2002, while 2001 results reflect these Properties as joint ventures. During the second quarter of 2001, the Company completed a follow-on equity offering of Shares a portion of the proceeds of which were used to retire outstanding preferred shares. As a result, preferred share dividends are $3.9 million lower in 2002 than 2001. Also, the Company completed a follow-on equity offering of Shares at the beginning of the third quarter of 2002 and used the proceeds to acquire the equity interests in Dayton Mall and SuperMall of the Great Northwest and to reduce outstanding debt. The impact of the above transactions was to increase net income available to common shareholders and total FFO, however, the number of Shares outstanding also increased.

         FFO increased 9.0%, or $7.0 million for the year ended December 31, 2001. The increase was primarily the result of improved operating income before a development cost write-off of $1.2 million, a decrease in preferred stock dividends of $6.7 million and an increase in real estate depreciation and amortization of $12.6 million, partially offset with a net decrease of $7.9 million in FFO from unconsolidated entities and an increase in net interest expense of $5.3 million.

ACCOUNTING PRONOUNCEMENTS

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ". SFAS No. 145 rescinds SFAS No. 4 and thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Opinion 30. This portion of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 will be reclassified into continuing operations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position. In December 2002, the FASB issued SFAS No. 148, "Accounting for

Stock-Based Compensation -- Transition and Disclosure, an Amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Amendments to SFAS No. 123 paragraph 2(a) -- 2(e) are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 paragraph 2(f) and the amendment to APB Opinion No. 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. In November, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission of FASB Interpretation No. 34.) FIN 45 clarifies the requirements of SFAS No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no immediate impact as a result of FIN
45. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 Transitional Disclosures are effective for financial statements initially issued after January 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

         Estimates are used to establish common area maintenance, real estate tax and insurance tenant accounts receivable, and accounts receivable reserves. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on their analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. The allowance for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. The Company reviews specific tenant balances; if the financial condition of the Company's tenants deteriorates as a result of operating difficulties or tenants operating under bankruptcy protection, additional provisions may be required. The Company's provision for doubtful accounts was $6.4 million, $6.4 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Exposure to tenants currently operating under bankruptcy protection and the continuing operating difficulties being experienced by various retailers resulted in the Company increasing its provision for doubtful accounts in 2002 and 2001 over previous years.

         The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisition and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company evaluates the recoverability of its investments in real estate assets to be held and used and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on the Company's plans for the respective assets and the Company's views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company's plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial. At December 31, 2002 the Company performed impairment tests based on undiscounted cash flows for the 13 Properties vacated by Ames, the two Properties vacated by Kmart and the three Properties vacated by Phar-Mor. Based on the results of such tests, no impairment provision was necessary.

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

         The Company's investment in certain of its real estate holdings is in the form of joint ventures in which the Company has a 50.0% or less ownership interest. The Company provides leasing, development, legal and construction and property management services to the joint ventures. These joint ventures are accounted for under the equity method of accounting. The determination as to whether these holdings are included in the financial statements as a consolidated subsidiary or reflected under the equity method of accounting requires judgement as to the Company's level of control and/or influence with respect to budgets and forecasts, significant capital expenditures, consideration of the debt structure of the joint venture and the participants' equity contribution and other significant decisions.

         The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The aggregate fair value of the Company's derivative instruments was $7.0 million and $7.5 million at December 31, 2002 and 2001, respectively.

INFORMATION TECHNOLOGY

         The Company has successfully completed the first phase of its ERP Implementation. This phase focused on Oracle e-Business Suite of financial applications. The Company continues to work with Oracle Corporation to develop a comprehensive web-based property management solution for REITs. The Property Manager software will be tested by our users during the second half of 2003 and is expected to be implemented in 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2002 and 2001, approximately 70.9% and 70.5%, respectively, of the Company's debt, after giving effect to interest rate swap agreements, bore interest at fixed rates with weighted-average maturity of 5.5 years and 5.0 years, respectively, and weighted-average interest rates of approximately 7.07% and 7.70%, respectively. The remainder of the Company's debt bears interest at variable rates with weighted-average interest rates of approximately 5.21% and 5.94%, at December 31, 2002 and 2001, respectively.

         At December 31, 2002 and 2001, the fair value of the Company's debt (excluding its Credit Facility) was $1,010.5 million and $1,091.9 million, respectively, compared to its carrying amounts of $956.1 million and $1,083.7 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2002 and 2001, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $1.5 million and $2.4 million, respectively, and decrease the fair value of debt by approximately $27.4 million and $26.9 million, respectively. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $1.5 million and $2.0 million, respectively, and increase the fair value of debt by approximately $29.6 million and $28.9 million, respectively. The Company has entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see notes 3 and 6).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules of Glimcher Realty Trust and the Report of Independent Accountants thereon are filed pursuant to this Item 8 and are included in this report in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Trustees and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 9, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 9, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the Company's equity compensation plans in effect as of December 31, 2002 is as follows:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be   Weighted average exercise    future issuance under
                                issued upon exercise of      price of outstanding         Equity compensation plans
                                outstanding options,         options, warrants and        (excluding securities
Plan Category                   warrants and rights          rights                       reflected in column)(a)
-------------------------------------------------------------------------------------------------------------------
                                 (a)                          (b)                          (c)
Equity compensation plans
approved by shareholders         2,275,261                    $17.265                      916,647

Equity compensation plans not
approved by shareholders         N/A                          N/A                          N/A

         Additional information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 9, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 9, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the principal executive officer and principal financial officer of the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission.

         In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Company's principal executive officer and principal financial officer carried out their last evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS                                                PAGE NUMBER
        --------------------                                                -----------
        - Report of Independent Accountants................................      43
        - Glimcher Realty Trust Consolidated Balance Sheets as of
          December 31, 2002 and 2001.......................................      44
        - Glimcher Realty Trust Consolidated Statements of Operations and
            Comprehensive Income for the years ended December 31, 2002,
            2001 and 2000 .................................................      45
        - Glimcher Realty Trust Consolidated Statements of Shareholders'
          Equity for the years ended December 31, 2002, 2001 and 2000......      46
        - Glimcher Realty Trust Consolidated Statements of Cash Flows
            for the years ended December 31, 2002, 2001 and 2000...........      47
        - Notes to Consolidated Financial Statements.......................      48

(2)     FINANCIAL STATEMENT SCHEDULES
        -----------------------------
        - Schedule II -- Valuation and Qualifying Accounts and Reserves....      67
        - Schedule III -- Real Estate and Accumulated Depreciation.........      68
        - Notes to Schedule III............................................      74

(3)     EXHIBITS
        --------

        3.1 Amended and Restated Declaration of Trust of Glimcher Realty Trust. (2)
        3.2       Bylaws, as amended. (2)
        3.3 Amendment to the Company's Amended and Restated Declaration of Trust. (1)
        3.4 Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.5 Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.6 Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.7 Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.8 Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.9 Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.10 Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        3.11 Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (13)
        4.1       Specimen Certificate for Common Shares of Beneficial Interest.
                  (2)
        4.4 Specimen Certificate evidencing 9 1/4% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)

        10.1 Loan Agreement between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation and The Huntington National Bank relating to the Credit Facility. (1)
        10.2 First Amendment to Loan Agreement by and among The Huntington National Bank, Glimcher Realty Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)
        10.3 Second Amendment to Loan Agreement, First Note Extension Agreement and First Amendment to a Credit Line Deed of Trust by and among The Huntington National Bank, Glimcher Properties Limited Partnership, Glimcher Realty Trust and Glimcher Properties Corporation relating to the Credit Facility. (1)
        10.4 Revolving Note issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
        10.5 Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (1)
        10.13 ISDA Master Agreement between The Huntington National Bank and Glimcher Properties Limited Partnership. (1)
        10.15 Continuing Guaranty issued by Glimcher Realty Trust guaranteeing payment of obligations of Glimcher Properties Limited Partnership in connection with the Credit Facility.
                  (1)
        10.16 Continuing Guaranty issued by Glimcher Properties Corporation guaranteeing payment of obligations of Glimcher Properties Limited Partnership in connection with the Credit Facility.
                  (1)
        10.20     Glimcher Realty Trust 1993 Employee Share Option Plan. (2)
        10.21     Glimcher Realty Trust 1993 Trustee Share Option Plan. (2)
        10.22 First Amended and Restated Loan Agreement dated as of June 30, 1995, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank, Society National Bank and a Bank Group. (3)
        10.23 Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to The Huntington National Bank. (3)
        10.24 Revolving Promissory Note dated June 30, 1995, in the amount of $87.5 million executed by Glimcher Properties Limited Partnership to Society National Bank. (3)
        10.25 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of The Huntington National Bank. (3)
        10.26 Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of The Huntington National Bank. (3)
        10.27 Guaranty dated June 30, 1995, issued by Glimcher Realty Trust in favor of Society National Bank. (3)
        10.28 Guaranty dated June 30, 1995, issued by Glimcher Properties Corporation in favor of Society National Bank. (3)
        10.29 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of twenty seven million six hundred thousand dollars ($27,600,000). (4)
        10.30 Exemplar Open-End Mortgage, Security Agreement and Fixture Filing issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
        10.31 Exemplar Second Mortgage and Security Agreement dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
        10.32 Exemplar Assignment of Rents and Leases dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (4)
        10.33 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of six million two hundred thousand dollars ($6,200,000). (4)
        10.34 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million six hundred thousand dollars ($3,600,000). (4)
        10.35 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of three million three hundred thousand dollars ($3,300,000). (4)
        10.36 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of four million two hundred thousand dollars ($4,200,000). (4)
        10.37 Promissory Note dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in the amount of five million one hundred thousand dollars ($5,100,000). (4)

        10.40 Securities Purchase Agreement among Partnership Acquisition Trust II, Glimcher Properties Limited Partnership and Glimcher Realty Trust, dated November 26, 1996. (7)
        10.42     Second Amendment to First Amended and Restated Loan Agreement.
                  (7)
        10.43 Second Amended and Restated Loan Agreement dated as of May 15, 1997, between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties Corporation, The Huntington National Bank, ("Huntington"), KeyBank National Association ("KeyBank"), Fleet National Bank ("Fleet"), Star Bank, National Association ("Star"), PNC Bank, National Association ("PNC"), The Provident Bank ("Provident"), National City Bank of Columbus ("National City") and Bankers Trust Company ("Bankers Trust"). (9)
        10.44 Form of Revolving Note for each of the eight (8) individual notes, dated May 15, 1997, and executed by Glimcher Properties Limited Partnership. (9)
                  a.  Huntington in the amount of $32.5 million;
                  b.  KeyBank in the amount of $32.5 million;
                  c.  Fleet in the amount of $20 million;
                  d.  Star in the amount of $20 million;
                  e.  PNC in the amount of $25 million;
                  f.  Provident in the amount of $10 million;
                  g.  National City in the amount of $20 million; and
                  h.  Bankers Trust in the amount of $30 million.
        10.45 Form of Guaranty for each of the eight (8) individual guarantees, dated May 15, 1997, and issued by Glimcher Realty Trust and Glimcher Properties Corporation. (9)
                  a.  Huntington to the extent of $32.5 million;
                  b.  KeyBank to the extent of $32.5 million;
                  c.  Fleet to the extent of $20 million;
                  d.  Star to the extent of $20 million;
                  e.  PNC to the extent of $25 million;
                  f.  Provident to the extent of $10 million;
                  g.  National City to the extent of $20 million; and
                  h.  Bankers Trust to the extent of $30 million.
        10.46 Security Agreement -- Interest Rate Protection Contract dated May 15, 1997, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (9)
        10.47 Executed Form of Open-End Mortgage, Assignment of Rents and Security Agreement for each of the three (3) individual mortgages, dated May 15, 1997, and issued by Glimcher Properties Limited Partnership in connection with the Credit Facility. (9)
        10.48 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (13)
        10.49 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William G. Cornely. (13)
        10.50 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William R. Husted. (13)
        10.51 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (13)
        10.52 Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (13)
        10.53 Underwriting Agreement, dated as of September 30, 1997, among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Prudential Securities Incorporated. (10)
        10.55 Articles Supplementary classifying 5,520,000 Shares of beneficial interest on Series B Cumulative Redeemable Preferred Shares of Beneficial Interest. (13)
        10.58 Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars ($64,898,546). (12)
        10.59 Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (12)
        10.60     Glimcher Realty Trust 1997 Incentive Plan. (13)
        10.62 Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC. (13)
        10.63 Promissory Note dated as of June 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifty million dollars ($50,000,000). (15)

        10.67 Promissory note dated as of July 15, 1998, issued by Montgomery Mall Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000). (15)
        10.68 Mortgage and security agreement by Montgomery Mall Associates Limited Partnership to Lehman Brothers Holdings, Inc. dated as of July 15, 1998. (15)
        10.69 Promissory note dated as of July 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of fifteen million dollars ($15,000,000). (15)
        10.71 Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (15)
        10.72 Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998.
                  (15)
        10.75 Promissory Note dated as of September 15, 1998, issued by Glimcher Properties Limited Partnership in the amount of ten million dollars ($10,000,000). (15)
        10.76 Promissory Note dated as of October 13, 1998, issued by Glimcher Properties Limited Partnership in the amount of fourteen million dollars ($14,000,000). (15)
        10.77 Mortgage, assignment of rents and security agreement by Glimcher Development Corporation to The Huntington National Bank dated as of October 13, 1998. (15)
        10.78 Mortgage, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
        10.79 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
        10.80 Deed of Trust, assignment of rents and security agreement by Glimcher Properties Limited Partnership to The Huntington National Bank dated as of October 13, 1998. (15)
        10.81 Mortgage loan to Bankers Trust Company for Ohio property, dated as of October 30, 1998. (15)
        10.82 Mortgage loan to Bankers Trust Company for Kansas property, dated as of October 30, 1998. (15)
        10.83 Mortgage loan to Bankers Trust Company for New York property, dated as of October 30, 1998. (15)
        10.84 Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000). (15)
        10.85 Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999. (16)
        10.86 Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). Deed of Trust and Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holdings Inc. dated as of April 26, 1999. (16)
        10.87 Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (17)
        10.88 Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000). (17)
        10.89 Term Note dated as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty two million five hundred thousand dollars ($22,500,000). (17)
        10.90 Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
        10.91 Executed form of Open End Mortgage Assignment of Rents and Security Agreement for each of the two individual mortgages, dated, June 17, 1999 and issued by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
        10.92 A Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
        10.93 Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (17)
        10.94 Amended and Restated Term Note as of June 17, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty four million three hundred seventy five thousand dollars ($24,375,000). (17)

        10.95 Note Consolidation and Modification Agreement as of April 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)
        10.96 Executed form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)
        10.97 Executed Form of Mortgage Modification Agreement for each of the three individual mortgages dated as of April 28, 1999 and issued by Glimcher York Associates Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (17)
        10.98 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)
        10.99 Mortgage Modification Agreement by Glimcher Development Corporation for the benefit of Lehman Brothers Holdings, Inc. dated as of April 28, 1999. (17)
        10.100 Mortgage Modification Agreement by Glimcher Properties Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of April 28, 1999. (17)
        10.101 Amended and Restated Promissory Note as of April 28, 1999 issued by Glimcher Properties Limited Partnership and Glimcher Development Corporation in the amount of twenty one million five hundred thousand dollars ($21,500,000). (17)
        10.102 First Amendment to Second Amended and Restated Loan Agreement dated as of June 17, 1999 between Glimcher Properties Limited Partnership, Glimcher Realty Trust, Glimcher Properties, The Huntington National Bank ("HNB"), KeyBank National Association ("KeyBank"), Firstar, N.A. ("Firstar"), The Provident Bank ("Provident"), National City Bank ("National City"), Bankers Trust Company ("Bankers Trust"), PNC Bank National Association ("PNC"), FirstMerit Bank N. A. ("FirstMerit"), and First Union National Bank ("First Union"). (17)
        10.103 Form of Substitute Revolving Note for each of the nine individual notes, dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership and issued to the following entities in the following amounts: (17)

            a.       HNB in the amount of $30.0 million.
            b.       KeyBank in the amount of $30.0 million.
            c.       Firstar in the amount of $20.0 million.
            d.       Provident in the amount of $10.0 million.
            e.       National City in the amount of $20.0 million.
            f.       Bankers Trust in the amount of $25.0 million.
            g.       PNC in the amount of $10.0 million.
            h.       FirstMerit in the amount of $10.0 million.
            i.       First Union in the amount of $15.0 million

        10.105 Form of Guaranty for each of the nine individual guarantees, dated as of June 17, 1999 and issued by Glimcher Realty Trust to the following entities in the following amounts: (17)
            a.       HNB to the extent of $30.0 Million.
            b.       KeyBank to the extent of $30.0 million.
            c.       Firstar to the extent of $20.0 million.
            d.       Provident to the extent of $10.0 million.
            e.       National City to the extent of $20.0 million.
            f.       Bankers Trust to the extent of $25.0 million.
            g.       PNC to the extent of $10.0 million.
            h.       First Merit to the extent of $10.0 million.
            i.       First Union to the extent of $15.0 million.
        10.106 Executed Form of Modification of Indebtedness Secured by Open-ended Mortgage, Assignment of Rents and Security Agreement for each of the three individual mortgages, dated as of June 17, 1999 and issued by Glimcher Properties Limited Partnership. (17)
        10.107 Security Agreement -- Interest Rate Protection Contract dated as of June 17, 1999, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (17)
        10.108 Mortgage, Security Agreement and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999. (18)
        10.109 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  (18)
        10.110 Mortgage, Security Agreement Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  (18)

        10.111 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  (18)
        10.112 Deed of Trust, Security Agreement, Fixture Filing and Financing Statement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999.
                  (18)
        10.113 Promissory Note dated as of June 28, 1999, issued by Glimcher Properties Limited Partnership in the amount of ninety million dollars ($90,000,000). (18)
        10.114 Deed to Secure Debt and Security Agreement by Glimcher Properties Limited Partnership to Jackson National Life Insurance dated as of October 12, 1999. (18) 10.115 Employment Agreement by and between GRT and William G. Cornely, dated December 1, 2000. (18)
        10.116 Employment Agreement by and between GDC and P. Martin Yates, dated January 3, 2000. (18)
        10.118 Severance Benefits Agreement by and between GPLP and P. Martin Yates, dated February 1, 2000. (18)
        10.120 Consolidated, Amended and Restated Note dated as of June 30, 2000, issued by Glimcher Properties Limited Partnership in the amount of One hundred twenty seven million five hundred thousand dollars ($127,500,000). (18)
        10.121 Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases and Rents by Glimcher Properties Limited Partnership to Prudential Securities Credit Corporation, LLC dated as of July 30, 2000. (18)
        10.122 Promissory Note dated as of October 16, 2000, issued by Glimcher Properties Limited Partnership in the amount of eight million dollars ($8,000,000). (18)
        10.123 Mortgage and Security Agreement by Glimcher Westpark Plaza, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001.
                  (19)
        10.124 Promissory Note dated as of August 2, 2001, issued by Glimcher Westpark Plaza, LLC in the amount of two million five hundred thirty eight thousand dollars ($2,538,000). (19)
        10.125 Deed of Trust, Security Agreement, by Shady Springs Plaza, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001. (19)
        10.126 Promissory Note dated as of August 2, 2001, issued by Shady Springs Plaza, LLC in the amount of two million nine hundred eighty five dollars ($2,985,000). (19)
        10.127 Open-end Mortgage and Security Agreement by New Boston Mall, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001.
                  (19)
        10.128 Promissory Note dated as of August 2, 2001, issued by New Boston Mall, LLC in the amount of three million eight hundred thousand dollars ($3,800,000). (19)
        10.129 Mortgage and Security Agreement by Morningside Plaza, LLC to Lehman Brothers Bank, FSB dated as of August 2, 2001. (19)
        10.130 Promissory Note dated as of August 2, 2001, issued by Morningside Plaza, LLC in the amount of two million six hundred fifty dollars ($2,650,000). (19)
        10.133 Open-end Mortgage and Security Agreement by Mount Vernon Venture, LLC to Lehman Brothers Bank, FSB dated as of January 16, 2001. (19)
        10.134 Promissory Note dated as of January 16, 2001, issued by Mount Vernon Venture, LLC in the amount of nine million three hundred thousand dollars ($9,300,000). (19)
        10.141 First Amendment to Third Amended and Restated Loan Agreement among The Huntington National Bank, KeyBank National Association and LaSalle Bank, N.A. dated as of August 1, 2001.
                  (19)
        10.142 Substitute Revolving Note dated as of August 1, 2001, issued by LaSalle Bank N.A. in the amount of $20,000,000. (19)
        10.143 Substitute Revolving Note dated as of August 1, 2001, issued by KeyBank National Association in the amount of $30,000,000.
                  (19)
        10.144 Substitute Revolving Note dated as of August 1, 2001, issued by The Huntington National Bank in the amount of $30,000,000.
                  (19)
        10.145 Substitute Revolving Note dated as of August 1, 2001, issued by Bankers Trust Company in the amount of $20,000,000. (19)
        10.146 Mortgage, Security Agreement, Absolute Assignment of Leases and Rents and Fixture Filing by Glimcher Northtown Venture, LLC to Bankers Trust Company dated as of August 30, 2001. (19)
        10.147 Senior Promissory Note dated as of August 30, 2001, issued by Glimcher Northtown Venture, LLC in the amount of thirty one million dollars ($31,000,000). (19)

        10.148 Junior Mortgage, Security Agreement, Absolute Assignment of Leases and Rents and Fixture Filing by Glimcher Northtown Venture, LLC to Bankers Trust Company dated as of August 30, 2001. (19)
        10.149 Junior Promissory Note dated as of August 30, 2001, issued by Glimcher Northtown Venture, LLC in the amount of nine million dollars ($9,000,000). (19)
        10.150 Mortgage and Security Agreement by Barren River Plaza, LLC to Lehman Brothers Bank, FSB dated as of December 20, 2001. (19)
        10.151 Promissory Note dated as of December 20, 2001, issued by Barren River Plaza, LLC in the amount of seven million nine hundred thousand dollars ($7,900,000). (19)
        10.152 Fee and Leasehold Deed of Trust and Security Agreement by Glimcher Lloyd Center, LLC to Lehman Brothers Bank, FSB dated as of October 12, 2001. (19)
        10.153 Promissory Note dated as of October 12, 2001, issued by Glimcher Lloyd Center, LLC in the amount of one hundred thirty million dollars ($130,000,000). (19)
        10.154 Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing by Glimcher Ashland Venture, LLC to KeyBank National Association dated as of October 12, 2001. (19)
        10.155 Promissory Note dated as of October 12, 2001 issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (19)
        10.156 Open-end Mortgage and Security Agreement, by Hocking Valley Mall, LLC to Golden American Life Insurance Company dated January 17, 2002. (20)
        10.157 Mortgage Note dated as of January 17, 2002 issued by Hocking Valley Mall, LLC in the amount of four million five hundred thousand ($4,500,000.00). (20)
        10.160 Mortgage Note dated as of April 16, 2002, issued by Southside Mall, LLC in the amount of seven million six hundred thirty seven thousand five hundred dollars ($7,637,500.00). (21)
        10.161 Mortgage, Assignment of Rents and Security Agreement by Southside Mall, LLC to Bank One, NA dated as of April 16, 2002. (21)
        10.162 Combined Fee and Leasehold Mortgage, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits by N.J. MetroMall Urban Renewal, Inc. and Glimcher Jersey Gardens, LLC to German American Capital Corporation dated as of May 31, 2002. (21)
        10.163 Note dated as of May 31, 2002 issued by Glimcher Jersey Gardens, LLC in the amount of one hundred thirty five million dollars ($135,000,000.00) (21)
        10.164 Mezzanine Promissory Note dated as of May 31, 2002, issued by DB Realty Mezzanine Investment Fund II, LLC in the amount of thirty million dollars ($30,000,000.00). (21)
        10.165 Severance Benefits Agreement dated June 18, 2002 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and John P. Hoeller. (21)
        10.166 Severance Benefits Agreement dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (21)
        10.167 First Amendment to and Amendment and Restatement of Loan Agreements and other Loan Documents amoung Glimcher Properties Limited Partnership and New Boston Mall, LLC and Lehman Brothers Bank, FSB of certain Loan Documents dated as of July 15, 2002. (23)
        10.168 Modification Agreement by Morningside Plaza, LLC and Lehman Brothers Bank, FSB in the amount of two million six hundred fifty thousand dollars ($2,650,000.00) dated as of July 15, 2002. (23)
        10.169 Guaranty of payment by Glimcher Properties Limited Partnership, Glimcher Properties Corporation and Glimcher Development Corporation in favor of Lehman Brothers Bank, FSB dated July 15, 2002. (23)
        10.170 Modification Agreement by Shady Springs Plaza, LLC and Lehman Brothers Bank, FSB of certain Loan Documents in the amount of two million nine hundred eight five thousand dollars ($2,985,000.00) dated as of July 15, 2002. (23)
        10.171 Mortgage note dated as of October 30, 2002 issued by Glimcher Properties Limited Partnership in the amount of fifteen million one hundred ninety thousand dollars ($15,190,000.00).
                  (24)
        10.172 Mortgage, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership to Bank One, NA dated as of October 30, 2002.(24)
        10.173 Open-Ended Mortgage, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership to Bank One, NA dated as of October 30, 2002. (24)
        10.174 Deed of Trust, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership to Bank One, NA dated as of October 30, 2002. (24)
        10.175 Mortgage, Assignment of Rents and Security Agreement by Glimcher Properties Limited Partnership by Bank One, NA dated as of October 30, 2002.(24)
        21.1      Subsidiaries of the Registrant

        23.1      Consent of Independent Accountants

        99.1      Certification of the Company's CEO and CFO pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Incorporated by reference to GRT's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
   (2)  Incorporated by reference to GRT's Registration Statement No. 33-69740.
   (3) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on July 26, 1995.

   (4) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 13, 1995.
   (5)  This exhibit is filed for EDGAR filing purposes only.
   (6) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 7, 1996.
   (7) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 25, 1997.
   (8) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on February 5, 1997.
   (9) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on June 23, 1997.
   (10) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 4, 1997.
   (11) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 14, 1997.
   (12) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 31, 1997.
   (13) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
   (14) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 11, 1998.
   (15) Incorporated by reference to GRT's Annual Report Form 10-K for the Fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
   (16) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
   (17) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.
   (18) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.
   (19) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
   (20) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.
   (21) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 2002, filed with the Securities Exchange Commission on August 14, 2002.
   (22) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended September 30, 2002, filed with the Securities Exchange Commission on November 13, 2002.

   (b)  REPORTS ON FORM 8-K

        On December 20, 2002, the Company filed a report on Form 8-K describing the Company's completion on December 5, 2002 of the sale of nine community center properties for approximately $94.3 million, which sale represented the final closing on a sale of a portfolio of 22 assets. Financial statements filed therewith include an unaudited Pro Forma consolidated balance sheet as of September 30, 2002, and the unaudited Pro Forma consolidated statements of operations for the nine months ended September 30, 2002 and 2001 and the years ended December 31, 2001, 2000 and 1999, for the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLIMCHER REALTY TRUST

                                        /S/ Herbert Glimcher
                                        ---------------------------------------
                                        Herbert Glimcher
                                        Chairman of the Board and Chief
                                          Executive Officer
                                        March 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                             DATE

/s/ Herbert Glimcher                        Chairman of the Board,               March 11, 2003
----------------------------------    Chief Executive Officer (Principal
Herbert Glimcher                        Executive Officer) and Trustee


/s/ Michael P. Glimcher                      President and Trustee               March 11, 2003
----------------------------------
Michael P. Glimcher


/s/ William G. Cornely                    Executive Vice President,              March 11, 2003
----------------------------------        Chief Operating Officer,
William G. Cornely                          Treasurer and Trustee


/s/ George A. Schmidt                     Executive Vice President,              March 11, 2003
----------------------------------        General Counsel, Secretary
George A. Schmidt                                 and Trustee


/s/ Wayne S. Doran                         Member, Board of Trustees             March 11, 2003
----------------------------------
Wayne S. Doran


/s/ Philip G. Barach                       Member, Board of Trustees             March 11, 2003
----------------------------------
Philip G. Barach


/s/ Oliver Birckhead                       Member, Board of Trustees             March 11, 2003
----------------------------------
Oliver Birckhead


/s/ David J. Glimcher                      Member, Board of Trustees             March 11, 2003
----------------------------------
David J. Glimcher


/s/ Janice Page                            Member, Board of Trustees             March 11, 2003
----------------------------------
Janice Page


/s/ Alan R. Weiler                         Member, Board of Trustees             March 11, 2003
----------------------------------
Alan R. Weiler


/s/ Harvey Weinberg                        Member, Board of Trustees             March 11, 2003
----------------------------------
Harvey Weinberg

                                 CERTIFICATIONS

I, Herbert Glimcher, certify that:

1.   I have reviewed this annual report on Form 10-K of Glimcher Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     3. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

     1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003

                                                /s/ Herbert Glimcher
                                                --------------------------------
                                                Herbert Glimcher
                                                Chairman of the Board and
                                                  Chief Executive Officer

I, Melinda A. Janik, certify that:

1.   I have reviewed this annual report on Form 10-K of Glimcher Realty Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     1. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     2. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     3. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

     1. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     2. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this trustees report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003

                                            /s/ Melinda A. Janik
                                            ------------------------------------
                                            Melinda A. Janik
                                            Senior Vice President and
                                              Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15 (a) (1) on page 32 present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) on page 32 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. Also, as discussed in Note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2003, except for Note 20, as to which the date is March 12, 2003.

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                               ASSETS
                                                                                    DECEMBER 31,
                                                                           -----------------------------
                                                                              2002               2001
                                                                           -----------       -----------
Investment in real estate:
   Land .............................................................      $   215,758       $   216,795
   Buildings, improvements and equipment ............................        1,565,709         1,591,624
   Developments in progress .........................................           20,740            29,747
                                                                           -----------       -----------

                                                                             1,802,207         1,838,166
   Less accumulated depreciation ....................................          332,124           288,485
                                                                           -----------       -----------
     Net property and equipment .....................................        1,470,083         1,549,681
   Investment in unconsolidated real estate entities ................           23,047            48,001
                                                                           -----------       -----------

     Net investment in real estate ..................................        1,493,130         1,597,682
                                                                           -----------       -----------

Cash and cash equivalents ...........................................           11,309             8,709
Restricted cash .....................................................           18,566            58,528
Tenant accounts receivable, net .....................................           75,880            65,275
Deferred expenses, net ..............................................           26,161            25,589
Prepaid and other assets ............................................            7,387             2,736
                                                                           -----------       -----------
                                                                           $ 1,632,433       $ 1,758,519
                                                                           ===========       ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ..............................................      $   956,130       $ 1,083,741
Notes payable .......................................................          139,800           163,000
Accounts payable and accrued expenses ...............................           59,934            67,329
Distributions payable ...............................................           21,057            18,970
                                                                           -----------       -----------
                                                                             1,176,921         1,333,040
                                                                           -----------       -----------

Commitments and contingencies

Minority interest in operating partnership ..........................           29,020            28,954
                                                                           -----------       -----------
Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding .............          127,950           127,950
   Common shares of beneficial interest, $0.01 par value, 34,314,646 and 30,093,231 shares issued and outstanding as of
     December 31, 2002 and 2001, respectively .......................              343               301
  Additional paid-in capital ........................................          509,401           441,696
  Distributions in excess of accumulated earnings ...................         (205,040)         (166,956)
  Accumulated other comprehensive (loss) income .....................           (6,162)           (6,466)
                                                                           -----------       -----------
                                                                               426,492           396,525
                                                                           -----------       -----------
                                                                           $ 1,632,433       $ 1,758,519
                                                                           ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                2002             2001           2002
                                                                              ---------       ---------       ---------
Revenues:
    Minimum rents ......................................................      $ 156,152       $ 146,835       $ 130,160
    Percentage rents ...................................................          7,192           6,657           7,055
    Tenant reimbursements ..............................................         80,439          71,647          57,152
    Other ..............................................................         26,396          25,800          16,455
                                                                              ---------       ---------       ---------
       Total revenues ..................................................        270,179         250,939         210,822
                                                                              ---------       ---------       ---------
Expenses:
    Real estate taxes ..................................................         28,719          26,188          18,866
    Property operating expenses ........................................         60,490          51,531          42,377
                                                                              ---------       ---------       ---------
                                                                                 89,209          77,719          61,243
    Provision for doubtful accounts ....................................          6,419           6,437           2,365
    Other operating expenses ...........................................          8,209           7,990           2,683
    Write-off of development cost ......................................                          3,208
    Depreciation and amortization ......................................         56,449          52,174          40,059
    General and administrative .........................................         10,293          11,173          10,205
                                                                              ---------       ---------       ---------
       Total expenses ..................................................        170,579         158,701         116,555
                                                                              ---------       ---------       ---------

       Operating income ................................................         99,600          92,238          94,267

Interest income ........................................................            634           1,187           2,341
Interest expense .......................................................         84,104          84,545          81,225
Equity in income (loss) of unconsolidated entities .....................          3,079           2,040           3,607
Income before minority interest in operating partnership, discontinued
   operations, gain (loss) on sales of properties extraordinary item and
   cumulative effect of accounting change...............................         19,209          10,920          18,990
Minority interest in operating partnership .............................          2,334           3,519           2,365
                                                                              ---------       ---------       ---------
Income from continuing operations ......................................         16,875           7,401          16,625
Discontinued operations:
   Gain (loss) on sales of properties ..................................         15,756
   Extraordinary item: Early extinguishment of debt ....................         (9,067)
   Income from operations ..............................................         14,950          19,324          20,410
                                                                              ---------       ---------       ---------
Income before gain (loss) on sales of properties, extraordinary item
and cumulative effect of accounting change .............................         38,514          26,725          37,035
Gain (loss) on sales of properties .....................................                           (610)          4,358
                                                                              ---------       ---------       ---------
Income before extraordinary item and cumulative effect of accounting
   change ..............................................................         38,514          26,115          41,393
Extraordinary item: Early extinguishment of debt .......................          2,260           1,299             443
Cumulative effect of accounting change .................................                            116
                                                                              ---------       ---------       ---------
       Net income ......................................................         36,254          24,700          40,950
Less: Preferred stock dividends ........................................         11,833          15,777          22,469
Add: Discount on redemption of preferred stock .........................                         22,440
                                                                              ---------       ---------       ---------
       Net income available to common shareholders .....................      $  24,421       $  31,363       $  18,481
                                                                              =========       =========       =========

EPS from continuing operations .........................................      $    0.21       $    0.58       $   (0.13)
Discontinued operations, gain (loss) on sale of properties,
     extraordinary item and cumulative effect of accounting change .....      $    0.55       $    0.56       $    0.90
EPS (basic) ............................................................      $    0.75       $    1.14       $    0.78

EPS from continuing operations .........................................      $    0.21       $    0.57       $   (0.13)
Discontinued operations, gain (loss) on sale of properties,
     extraordinary item and cumulative effect of accounting change .....      $    0.54       $    0.56       $    0.90
EPS (diluted) ..........................................................      $    0.75       $    1.12       $    0.78

Cash distributions declared per common share of beneficial interest ....      $  1.9232       $  1.9232       $  1.9232
                                                                              ---------       ---------       ---------

Net income .............................................................      $  36,254       $  24,700       $  40,950
Other comprehensive income (loss) on derivative instruments ............            304          (6,466)
                                                                              ---------       ---------       ---------
Comprehensive income ...................................................      $  36,558       $  18,234       $  40,950
                                                                              =========       =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2002, 2001,
                  AND 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE
                             AND PER SHARE AMOUNTS)

                                                                                                                ACCUMU-
                                                                                                                LATED
                                       SERIES A-1                                                               OTHER
                                         AND D      SERIES B     COMMON SHARES OF                DISTRIBUTIONS  COMPRE-
                                      CONVERTIBLE  CUMULATIVE   BENEFICIAL INTEREST   ADDITIONAL   IN EXCESS    HENSIVE
                                       PREFERRED   PREFERRED    --------------------   PAID-IN    ACCUMULATED   INCOME/
                                        SHARES      SHARES        SHARES      AMOUNT   CAPITAL     EARNINGS      (LOSS)      TOTAL
                                      -----------  ----------   ----------    ------  ---------- -------------  --------   ---------

Balance, December 31, 1999...........   $90,000     $127,950    23,764,879     $238    $353,856    $(116,384)              $455,660

  Distributions declared, $1.9232 per
    share............................                                                                (45,768)               (45,768)
  Distribution Reinvestment and Share
    Purchase Plan....................                               35,516                  483                                 483
  Exercise of stock options..........                                3,000                   37                                  37
  401(k) Shares issued...............                               18,257                  248                                 248
  Preferred stock dividends declared.                                                                (22,469)               (22,469)
  Net income.........................                                                                 40,950                 40,950
  Transfer from minority interest
    in partnership...................                                                       806                                 806
                                        -------     --------    ----------     ----    --------    ---------               --------
Balance, December 31, 2000...........    90,000      127,950    23,821,652      238     355,430     (143,671)               429,947

  Distributions declared, $1.9232 per
    share............................                                                                (54,648)               (54,648)
  Distribution Reinvestment and Share
    Purchase Plan....................                               34,201                  525                                 525
  Exercise of stock options..........                              265,070        3       4,760                               4,763
  401(k) Shares issued...............                               11,646                  208                                 208
  OP unit conversion.................                               35,662        1         667                                 668
  Issuance of Shares from public
    offering.........................                            5,925,000       59      83,649                              83,708
  Preferred stock dividends declared.                                                                (15,777)               (15,777)
  Redemption of preferred equity.....   (90,000)                                                                            (90,000)
  Net income.........................                                                                 47,140                 47,140
  Other comprehensive income (loss)
    on derivative instruments........                                                                            (6,466)     (6,466)
  Transfer from minority interest
    in partnership...................                                                    (3,543)                             (3,543)
                                        -------     --------    ----------     ----    --------    ---------    -------    --------
Balance, December 31, 2001...........                127,950    30,093,231      301     441,696     (166,956)    (6,466)    396,525

  Distributions declared, $1.9232 per
    share............................                                                                (62,505)               (62,505)
  Distribution Reinvestment and Share
    Purchase Plan....................                               29,571                  539                                 539
  Exercise of stock options..........                              602,467        6       8,749                               8,755
  OP unit conversion.................                              139,377        1       2,497                               2,498
  Issuance of Shares from public
    offering.........................                            3,450,000       35      58,198                              58,233
  Preferred stock dividends declared.                                                                (11,833)               (11,833)
  Net income.........................                                                                 36,254                 36,254
  Other comprehensive income (loss)
    on derivative instruments........                                                                               304         304
  Transfer to minority interest in
    partnership......................                                                    (2,278)                             (2,278)
                                        -------     --------    ----------     ----    --------    ---------    -------    --------
Balance, December 31, 2002...........   $           $127,950    34,314,646     $343    $509,401    $(205,040)   $(6,162)   $426,492
                                        =======     ========    ==========     ====    ========    =========    =======    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             GLIMCHER REALTY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                        2002           2001           2000
                                                                     ---------       ---------       ---------
Cash flows from operating activities:
  Net income ..................................................      $  36,254       $  24,700       $  40,950
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for doubtful accounts .........................          6,601           7,047           2,780
      Depreciation and amortization ...........................         61,570          60,230          47,446
      Loan fee amortization ...................................          5,365           4,784           4,889
      Equity in (income) loss of unconsolidated entities ......         (3,079)         (2,044)         (3,607)
      Capitalized development costs charged to expense ........          2,883           5,670
      Minority interest in operating partnership ..............          2,334           3,519           2,365
      Cumulative effect of accounting change ..................                            116
      (Gain) loss on sales of properties from discontinued
        operations ............................................        (15,756)
      Loss (gain) on sales of properties ......................                            610          (4,358)
      Extraordinary loss on early extinguishment of debt ......          3,212           1,099             443
Net changes in operating assets and liabilities:
      Tenant accounts receivable, net .........................        (13,313)        (15,162)        (13,743)
      Prepaid and other assets ................................         (4,397)          1,803           2,701
      Accounts payable and accrued expenses ...................        (10,862)         10,392          (4,698)
                                                                     ---------       ---------       ---------

        Net cash provided by operating activities .............         70,812         102,764          75,168
                                                                     ---------       ---------       ---------

Cash flows from investing activities:
  Acquisitions and additions to investment in real estate .....        (53,129)        (37,558)        (22,959)
  Proceeds from (investment in) unconsolidated entities .......            786          (1,648)         (8,493)
  Proceeds from sales of properties -- operating ..............         35,799          41,431
  Proceeds from sales of properties -- discontinued
    operations.................................................        196,326
  Withdrawals from (payments to) restricted cash ..............         43,371         (38,183)          4,634
  Additions to deferred expenses ..............................        (11,657)        (16,292)        (11,488)
                                                                     ---------       ---------       ---------

        Net cash provided by (used in) investing activities ...        175,697         (57,882)          3,125
                                                                     ---------       ---------       ---------

Cash flows from financing activities:

  (Payments to) proceeds from revolving line of credit, net ...        (23,200)           (400)         38,400
  Proceeds from issuance of mortgages and notes payable .......        216,503         387,362         207,686
  Principal payments on mortgages and notes payable ...........       (426,470)       (372,687)       (249,956)
  Proceeds from issuance of common shares of beneficial
    interest, net of underwriting and other offering costs of
    $184 and $723 for 2002 and 2001, respectively .............         58,233          83,708
  Redemption of preferred shares ..............................                        (67,560)
  Net proceeds from other issuance of shares ..................          9,294           4,283             520
  Cash distributions ..........................................        (78,269)        (76,293)        (78,568)
                                                                     ---------       ---------       ---------

        Net cash used in financing activities .................       (243,909)        (41,587)        (81,918)
                                                                     ---------       ---------       ---------

Net change in cash and cash equivalents .......................          2,600           3,295          (3,625)

Cash and cash equivalents, at beginning of period .............          8,709           5,414           9,039
                                                                     ---------       ---------       ---------

Cash and cash equivalents, at end of period ...................      $  11,309       $   8,709       $   5,414
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Malls") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 2002, the Company managed and leased a total of 73 Properties, of which 69 were wholly owned and four of which were partially owned in joint ventures, consisting of 23 Malls and 50 Community Centers.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP") (91.3% and 90.4% owned by GRT at December 31, 2002 and December 31, 2001, respectively), of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner, four Delaware limited partnerships, (Grand Central Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership and San Mall Limited Partnership), 20 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Jersey Gardens Center, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher Supermall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, and Fairfield Village, LLC), one Colorado limited liability company (Olathe Mall, LLC), and one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are wholly owned by GRT, GPLP and/or GPC. In 2002, the Company held percentage ownership interest in the consolidated entitites ranging from 90.4% to 100.0%. GRT and the Operating Partnership have investments in several joint ventures which are accounted for under the equity method. The Operating Partnership is
(i) a 49.5% limited partner of a Delaware limited partnership, Colonial Park Mall Limited Partnership, whose general partner, Glimcher Colonial Trust, a Delaware business trust that is wholly owned by GRT, is a 0.5% member (collectively, "Colonial"), (ii) a 49.0% member in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation that is wholly owned by GRT, is a 1.0% member, (iii) a 19.0% member in Charlotte Eastland Mall, LLC, a Delaware limited liability company, of which Glimcher Eastland, Inc., that is wholly owned by GRT, is a 1.0% member; and (iv) a 39.29% member in Polaris Mall, LLC, a Delaware limited liability company. Glimcher Development Corporation, a Delaware corporation which is a 100.0% owned subsidiary of the Operating Partnership, has a 50.0% interest in G & G Blaine, LLC, a Delaware limited liability company. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Inter-entity balances and transactions have been eliminated in consolidation.

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

         Effective January 1, 2002 management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

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

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2002 and 2001, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Restricted Cash

         Restricted cash consists primarily of cash held for real estate taxes, insurance and Property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements. At December 31, 2001, restricted cash includes $40,000 in connection with the defeasance of a mortgage note payable. The defeased mortgage note was repaid on February 1, 2002.

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $16,577 and $10,254 as of December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Company expensed $2,260, $1,299 and $443, respectively, of unamortized financing fees in connection with the early retirement of debt. Such amounts have been reported as extraordinary items in the accompanying financial statements. In addition, in 2002 the Company expensed $952 of unamortized financing fees in connection with early retirement of debt from discontinued operations and recorded a $8,115 prepayment penalty as an extraordinary item from the early extinguishment of debt of discontinued operations.

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

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $21,938 and $16,078 at December 31, 2002 and 2001, respectively. Percentage rents, which are based on tenants' sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of fee income, which relates to property management services and is recognized in the period in which the service is performed, temporary tenant revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

         The allowance for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company's policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. The Company also analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on this analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $6,253 and $3,416 as of December 31, 2002 and 2001, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Costs
                                                  YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                              2002          2001          2000
                                             -------       -------       -------

Interest capitalized .................       $   900       $ 4,128       $ 2,149
Interest expense .....................        78,747        79,136        76,342
Amortization of loan fees ............         5,357         5,409         4,883
                                             -------       -------       -------
Total interest costs .................       $85,004       $88,673       $83,374
                                             =======       =======       =======

Investment in Unconsolidated Real Estate Entities

         The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company's investment in the respective investees and the Company's share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $1,164, $1,807 and $676 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         Effective January 1, 2001, the Company's subsidiary, GDC, elected taxable REIT subsidiary status under Section 856(l) of the Code. The Company wholly owns GDC. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation. In accordance with SFAS No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards of GDC. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Minority Interest

         Minority interest represents the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the "Unit Holders"). Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Unit Holders by the total Operating Partnership Units outstanding. The issuance of additional shares of beneficial interest (the "Shares" or "Share") or Operating Partnership Units changes the percentage ownership of both the Unit Holders and the Company. Since a Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Options

         The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, the Company does not recognize compensation expense related to options, as the options are granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     2002       2001      2000
                                                     ----       ----      ----
Net income available to common shareholders:
   As reported .............................       $24,421    $31,363   $18,481
   Pro forma ...............................        24,346     31,245    18,294

Earnings per share (basic):
   As reported .............................       $  0.75    $  1.14   $  0.78
   Pro forma ...............................          0.75       1.13      0.77

Earnings per share (diluted):
   As reported .............................       $  0.75    $  1.12   $  0.78
   Pro forma ...............................          0.75       1.12      0.77

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $3,615, $3,527 and $3,182 were accrued for real estate improvements and other assets as of December 31, 2002, 2001 and 2000, respectively. During the fourth quarter of 2002, the Company issued 195,149 new Operating Partnership units with a value of $3,176 in connection with the San Mall, LLC transaction. Also, during the third quarter of 2001, the Company issued 260,583 new Operating Partnership units with a value of $4,000 in connection with the Polaris Mall, LLC transaction.

         Share distributions of $16,498, $14,469 and $11,451 and Operating Partnership distributions of $1,577, $1,534 and $1,551 had been declared but not paid as of December 31, 2002, 2001 and 2000, respectively. Series A-1 convertible preferred share distributions of $1,014 had been declared but not paid as of December 31, 2000. Series D convertible preferred share distributions of $1,669 had been declared but not paid as of December 31, 2000. Series B cumulative preferred share distributions of $2,959, $2,959 and $2,959 had been declared but not paid as of December 31, 2002, 2001 and 2000, respectively. Amounts paid for interest were $83,746, $88,479 and $83,590 in 2002, 2001 and 2000, respectively. Amounts paid for state and local income taxes were $660, $640 and $913 in 2002, 2001 and 2000, respectively.

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

New Accounting Pronouncements

         In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ". SFAS No. 145 rescinds SFAS No. 4 and thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Opinion 30. This portion of SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 will be reclassified into continuing operations. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Amendments to SFAS No. 123

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

paragraph 2(a) - 2(e) are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 paragraph 2(f) and the amendment to APB Opinion No. 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. In November, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission of FASB Interpretation No. 34.) FIN 45 clarifies the requirements of SFAS No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no immediate impact as a result of FIN
45. In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. FIN 46 Transitional Disclosures are effective for financial statements initially issued after January 31, 2003.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations for the adoption of SFAS No. 144, have been made in the financial statements to conform to the 2002 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE

                                                                                             PAYMENT
                                                                                              TERMS/
                                       CARRYING AMOUNT OF             INTEREST    INTEREST  PREPAYMENT   PAYMENT AT       MATURITY
          DESCRIPTION                MORTGAGE NOTES PAYABLE             RATE       TERMS       DATE       MATURITY           DATE
-----------------------------------------------------------------------------------------------------------------------------------
                                         2002         2001         2002      2001
                                       --------    ---------       ----      ----
FIXED RATE
  Glimcher Jersey Gardens, LLC         $164,517    $               5.44%       (b)                       $ 164,041     Jun. 9, 2004
  Montgomery Mall Associates, L.P        45,526       46,102       6.79%      6.79%             (a)         43,843         (d)
  Weberstown Mall, LLC                   19,839       20,044       7.43%      7.43%             (a)         19,033      May 1, 2006
  San Mall, L.P.                         34,793                    8.50%                        (a)         32,623         (e)
  Morgantown Mall Associates, L.P        55,742       56,428       6.89%      6.89%             (a)         50,823         (f)
  Grand Central, L.P.                    50,530       51,097       7.18%      7.18%             (a)         46,065     Feb. 1, 2009
  Dayton Mall Venture, LLC               58,819                    8.27%                        (a)         49,824         (g)
  University Mall L.P.                   67,203       68,176       7.09%      7.09%             (a)         52,524         (h)
  Glimcher Supermall Venture, LLC        62,462                    7.54%                        (a)         49,969         (i)
  Other Fixed Rate Debt                  88,470       84,945        (j)        (j)              (a)         78,469         (k)
  Tax Exempt Bonds                       19,000       19,000       6.00%      6.00%             (c)         19,000     Nov. 1, 2028
                                       --------   ----------
                                        666,901      345,792
                                       --------   ----------
VARIABLE RATE
  Northtown Mall, LLC                    40,000       40,000       4.94%      5.62%  (l)        (b)         40,000    Aug. 31, 2003
  Glimcher Lloyd Venture, LLC           130,000      130,000       6.25%      6.25%  (m)        (b)        130,000    Nov. 10, 2003
  Great Plains Metro Mall, LLC           42,000       42,000       4.97%      5.45%  (n)        (b)         42,000     Jul. 9, 2004
  Glimcher River Valley Mall , LLC       38,000       38,000       5.00%      5.00%  (o)        (b)         38,000    Dec. 31, 2004
  Other Variable Rate Debt               39,229                     (p)              (p)       (a)(b)       38,653
                                       --------   ----------
                                        289,229      250,000
                                       --------   ----------
EXTINGUISHED DEBT                                    487,949                   (r)
                                       --------   ----------
TOTAL MORTGAGE NOTES PAYABLE           $956,130   $1,083,741
                                       ========   ==========

(a)   The loan requires monthly payments of principal and interest.
(b)   The loan requires monthly payments of interest only.
(c)   The loan requires semi-annual payments of interest.
(d)   The loan matures in August 2028, with an optional prepayment date in 2005.
(e) The loan matures in October 2027, with an optional prepayment date in 2007.
(f) The loan matures in September 2028, with an optional prepayment date in 2008.
(g)   The loan matures in July 2027, with an optional prepayment date in 2012.
(h) The loan matures in January 2028, with an optional prepayment date in 2013.
(i) The loan matures in February 2028, with an optional prepayment date in 2015.
(j) Interest rates ranging from 6.78% to 8.37%. at December 31, 2002 and 7.25% to 8.37% at December 31, 2001.
(k)   Final maturity dates ranging from July 2007 to February 2017.
(l) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points.
(m) Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points.
(n)   Interest rate of  LIBOR (capped at 8.00%) plus 355 basis points.
(o) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.
(p) Interest rates ranging from LIBOR plus 195 - 250 basis points (3.33% - 4.00% at December 31, 2002).
(q)   Final maturity dates ranging from May 2004 to August 2005.
(r) Interest rates ranging from LIBOR plus 250 basis points (4.78% at December 31, 2001) to 11.00%.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,202,975 and $1,304,037 at December 31, 2002 and December 31, 2001, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. In general, the cross-defaulted Properties are under common ownership. Additionally, $30,000 of mortgage notes payable relating to a Property has been guaranteed by the Company.

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2002, are as follows:
2003-$176,541; 2004-$281,596; 2005-$58,428; 2006-$25,566; 2007-$48,151;
thereafter-$365,848.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         The Company, through the Operating Partnership, has entered into a Credit Facility that provides the Company with the ability to borrow up to $170,000. The Credit Facility expires January 31, 2004 and is collateralized with first mortgage liens on three Malls and one Community Center with a net book value of $129,774 at December 31, 2002 and $147,377 at December 31, 2001. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.80% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.42% per annum and 6.23% per annum at December 31, 2002 and December 31, 2001, respectively). Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which collateralize the Credit Facility. At December 31, 2002, the balance outstanding on the Credit Facility was $139,800. In addition, $2,536 represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility. As of December 31, 2002, the unused balance of the Credit Facility available to the Company was $27,664.

5.       INCOME TAXES

         The following table reconciles the Company's net income to taxable income for the years ended December 31, 2002, 2001 and 2000:

                                                                                         2002              2001              2000
                                                                                       --------          --------          --------
Net income ...................................................................         $ 36,254          $ 24,700          $ 40,950
  Add: Net loss of taxable REIT subsidiary ...................................            2,211             3,296               398
                                                                                       --------          --------          --------
Net income from REIT operations (1) ..........................................           38,465            27,996            41,348
  Add: Book depreciation and amortization ....................................           60,926            54,116            53,894
  Less:  Tax depreciation and amortization ...................................          (49,976)          (43,256)          (45,870)
  Book/tax difference on gains/losses from capital transactions ..............           (6,154)             (827)           (4,238)
Tax gain/loss ................................................................            2,483            (1,445)            3,194
  Other book/tax differences, net ............................................           (2,535)           16,129            (9,762)
                                                                                       --------          --------          --------
Taxable income before adjustments ............................................           43,209            52,713            38,566
  Less: Capital gains ........................................................          (21,400)           (3,685)           (5,101)
                                                                                       --------          --------          --------
 Adjusted taxable income subject to 90% dividend requirement .................         $ 21,809          $ 49,028          $ 33,465
                                                                                       ========          ========          ========

(1) All adjustments to "Net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

RECONCILIATION BETWEEN CASH DIVIDENDS PAID AND DIVIDENDS PAID DEDUCTION:

         The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2002, 2001 and 2000:


                                                                                     2002                2001                2000
                                                                                   --------            --------            --------
Cash dividends paid ....................................................           $ 72,309            $ 70,610            $ 74,047
  Less: Dividends designated to prior year .............................            (17,428)            (14,410)            (15,333)
                                                                                   --------            --------            --------
  Plus: Dividends designated from following year .......................             19,457              17,428              14,410
  Less: Portion designated capital gain distribution ...................            (31,129)            (20,915)            (34,558)
                                                                                   --------            --------            --------
Dividends paid deduction ...............................................           $ 43,208            $ 52,713            $ 38,566
                                                                                   ========            ========            ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CHARACTERIZATION OF DISTRIBUTIONS:
----------------------------------

         The following table characterizes distributions paid per common share for the years ended December 31, 2002, 2001 and 2000:

                                                        2002                     2001                  2000
                                                -------------------------------------------------------------------
                                                  AMOUNT       %           AMOUNT       %         AMOUNT        %
                                                -------------------------------------------------------------------

Ordinary income...........................       $0.4870     25.32%       $1.0985     57.12%      $0.4070    21.16
Return of Capital ........................        0.9583     49.83         0.7412     38.54        1.4523    75.52
Capital gains.............................        0.0839      4.36         0.0370      1.92        0.0454     2.36
Unrecaptured Section 1250 gain............        0.3940     20.49         0.0465      2.42        0.0185     0.96
                                                 -------    ------        -------    ------       -------   ------
                                                 $1.9232    100.00%       $1.9232    100.00%      $1.9232   100.00%
                                                 =======    ======        =======    ======       =======   ======

         The following table characterizes distributions paid per preferred share for the years ended December 31, 2002, 2001 and 2000:

                                                        2002                     2001                  2000
                                                -------------------------------------------------------------------
                                                  AMOUNT       %           AMOUNT       %         AMOUNT        %
                                                -------------------------------------------------------------------
Ordinary income...........................       $1.1672     50.47%       $2.1495     92.95%      $2.0046     86.68
Return of Capital ........................        0.0000      0.00         0.0000      0.00        0.0000      0.00
Capital gains.............................        0.2011      8.70         0.0722      3.12        0.2190      9.48
Unrecaptured Section 1250 gain............        0.9442     40.83         0.0908      3.93        0.0889      3.48
                                                 -------    ------        -------    ------       -------    ------
                                                 $2.3125    100.00%       $2.3125    100.00%      $2.3125    100.00%
                                                 =======    ======        =======    ======       =======    ======


         Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC. Deferred tax assets (liabilities) include the following:

                                                                    2002           2001
                                                                   -------         -------
Deferred tax assets (liabilities):
Investment in partnership ....................................     $   (27)        $     0
Capitalized development costs ................................        (367)         (2,025)
Depreciation and amortization ................................           0             (69)
Allowance for doubtful accounts ..............................          40              40
Tax loss carryforwards .......................................       2,673           3,101
                                                                   -------         -------
Net asset deferred tax asset (liability) .....................       2,319           1,047
Valuation allowance ..........................................      (2,319)         (1,047)
                                                                   -------         -------
Net deferred tax asset (liability) ...........................     $     0         $     0
                                                                   =======         =======

         The gross tax loss carryforwards total $6,681 and expire $1,818, $4,508 and $355 in 2012, 2018 and 2020, respectively.

         The income tax provision consists of $48, $39 and $9 in 2002, 2001 and 2000 respectively, related to current state and local taxes. Net deferred tax expense for each of the years was $0. The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company's taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards of $1,004 and $1,644 in 2002 and 2001, respectively. A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

         In 2002, the Company continued to maintain a valuation allowance for the Company's net deferred tax assets, which consisted primarily of tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company's cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.       SERIES B AND E PREFERRED SHARES

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

7.       DERIVATIVE FINANCIAL INSTRUMENTS

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

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the year ended December 31, 2001, the Company recognized additional other comprehensive loss of $6,271 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2001, net of $4,966 in reclassifications to earnings for interest rate swap settlements during the period and $822 in minority interest participation. During the year ended December 31, 2002, the Company recognized additional other comprehensive income of $304 to adjust the carrying amount of the interest rate swaps and caps to their fair values at

         December 31, 2002, which includes $7,179 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $121 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of December 31, 2002. As of December 31, 2001, the notional values of the derivative financial instruments were $487,000 in the aggregate. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                        INTEREST
               HEDGE TYPE                          NOTIONAL VALUE         RATE            MATURITY             FAIR VALUE
               ----------                          --------------       --------          --------             ----------
Swap -- Cash Flow ...........................         $110,000            5.39%          Jan. 31, 2004          $ (5,090)
Swap -- Cash Flow ...........................         $162,000            2.34%          June 15, 2004          $ (1,919)
Sold Cap -- Cash Flow .......................         $162,000            7.00%          June 15, 2004          $     (9)
Cap -- Cash Flow ............................         $165,000            7.00%          June 15, 2004          $      9
Cap -- Cash Flow ............................         $ 45,000            8.00%          July 15, 2003                --
Cap -- Cash Flow ............................         $ 40,000            6.00%          Sept. 1, 2003                --
Cap -- Cash Flow ............................         $130,000            6.25%          Nov. 10, 2003                --


         At December 31, 2002 and 2001 the derivative instruments were reported at their aggregate fair value of ($7,009) and ($7,502), respectively, in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to interest expense. This reclassification will correlate with the recognition of the hedged interest payments in interest expense. There was no hedge ineffectiveness during years ended December 31, 2002 or 2001.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

8.       RENTALS UNDER OPERATING LEASES

         The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2026. The minimum future base rentals under non-cancelable operating leases as of December 31, 2002 are as follows:

                2003............................   $159,921
                2004............................    141,032
                2005............................    121,172
                2006............................    102,614
                2007............................     86,006
                Thereafter......................    271,170
                                                   --------
                                                   $881,915
                                                   ========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,214, $2,233 and $2,136 for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

9.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Colonial Park Mall Limited Partnership, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The share of net income for the period January 1, 2001 through March 31, 2001, includes the Company's 30.00% interest in Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently, in May 2001 acquired the remaining 40.00% interest in each entity. The share of net income for the period January 1, 2001 through July 31, 2002, includes the Company's 50.00% interest in Dayton Mall Venture, LLC and 37.85% interest in Glimcher Supermall Venture, LLC. Effective August 2002, the Company acquired the remaining third party interests in each entity. Additionally, the share of net income for the period January 1, 2001 through November 17, 2002 includes the Company's 20.00% interest in San Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% interest in this entity. As a result, the entities mentioned above are fully consolidated from April 2001, August 2002 and November 18, 2002, respectively.

         GDC provides development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $1,776, and $2,447 for services provided to the joint ventures for the year ended December 31, 2002 and 2001, respectively.

         The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                    2002               2001
                                                                  --------          ---------
Assets:
     Investment properties at cost, net ................          $285,299           $509,294
     Other assets ......................................            20,578             60,293
                                                                  --------           --------
                                                                  $305,877           $569,587
                                                                  ========           ========
Liabilities and Members' Equity:
     Mortgage note payable .............................          $242,486           $392,649
     Other liabilities .................................            16,550             42,340
                                                                  --------           --------
                                                                   259,036            434,989
     Members' equity ...................................            46,841            134,598
                                                                  --------           --------
                                                                  $305,877           $569,587
                                                                  ========           ========
Operating Partnership's Share of Members' equity .......          $ 16,997           $ 50,526
                                                                  ========           ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED ENTITIES:

     Members' equity....................................          $ 16,997           $ 50,526
     Advances to (from) and additional costs............             6,050             (2,525)
                                                                  --------           ---------
     Investment in unconsolidated entities..............          $ 23,047           $  48,001
                                                                  ========           =========


STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 2002          2001          2000
                                                               --------     ---------      --------

Total revenues ..........................................      $ 81,928      $ 92,626      $132,859
Operating expenses ......................................        35,056        40,819        53,899
                                                               --------      --------      --------
Net operating income ....................................        46,872        51,807        78,960
Depreciation and amortization ...........................        15,976        18,140        23,969
Other expenses ..........................................           714         1,789         3,868
Interest expense, net ...................................        22,323        26,335        39,098
                                                               --------      --------      --------
Income before extraordinary item.........................         7,859         5,543        12,025
Extraordinary item ......................................                          20           277
                                                               --------      --------      --------
Net income (loss) .......................................      $  7,859      $  5,523      $ 11,748
                                                               ========      ========      ========

Operating Partnership's share of net income (loss) ......      $  3,126      $  2,040      $  3,607
                                                               ========      ========      ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.      RELATED PARTY TRANSACTIONS

         The Company paid the Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $26 and $499 for the year ended December 31, 2002, $5 and $324 for the year ended December 31, 2001 and $31 and $415 for the year ended December 31, 2000, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. The Company's joint ventures paid the same two companies $1 and $63 for the year ended December 31, 2002, $8 and $85 for the year ended December 31, 2001 and $0 and $76 for the year ended December 31, 2000, respectively. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $1,409, $630 and $97 for the year ended December 31, 2002, 2001 and 2000, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,470, $4,237 and $2,614 for the year ended December 31, 2002, 2001 and 2000, respectively, for services provided to these joint ventures.

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement dated October 13, 2000 with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4,000 letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002, the Company accrued $40 as consideration for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224, $186 and $232 for the years ended December 31, 2002, 2001 and 2000 respectively.

         Mr. Weiler's children indirectly own a 9.6% interest in NP Limited Partnership ("NPLP"). His nieces and nephews also indirectly own a 9.6% interest in NPLP. NPLP owns a 50.0% interest in Polaris Center, LLC, the owner of Polaris Towne Center and a joint venture in which the Company has a 50.0% interest. NPLP also owns a 25.0% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place and a joint venture in which the Company has a 39.3% interest. In addition, Mr. Weiler's sister-in-law owns a 14.5% interest in Polaris Mall, LLC. In connection with the sale of certain real property to Polaris Center, LLC and Polaris Mall, LLC, NPLP acquired and continues to hold an aggregate of 260,583 units of limited partnership in GPLP ("operating partnership units"). An entity owned by Mr. Weiler's children owns an aggregate of 12,136 operating partnership units and an entity owned by his nieces and nephews owns 22,403 operating partnership units. In addition, an entity owned 50% by Mr. Weiler's children and 50.0% by his nieces and nephews owns 9,573 operating partnership units.

         On March 31,1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall L.P. for $5,500 payable $2,324 in cash and $3,176 in the form of 195,149 Operating Partnership units.

         The Company provides management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the periods January 1, 2002 through November 18, 2002 and February 22, 2001 through December 31, 2001, the Company recognized fee income of $202 and $167, respectively, under such agreement. Total revenues and net income of San Mall, LLC were $12,203 and $1,277 respectively, for the period January 1, 2002 through November 18, 2002 and $12,441 and $2,602, respectively, for the period February 22, 2001 through December 31, 2001.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot Community Center to a group of private investors which included David Glimcher (a trustee of GRT). The sale price was $9,937, including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000, from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members and William R. Husted, Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5,000 which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note has been extended to January, 2004. Approximately $4,909 and $4,924 is included in accounts payable at December 31, 2002 and 2001, respectively, related to this transaction. Interest paid was $285, $300 and $300 for the years ended December 31, 2002, 2001, and 2000, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher, who are also executive officers and/or trustees of the Company (collectively, the "Glimcher Entities"). In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of December 31, 2002, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and (iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $266, $117 and $134 for the years ended December 31, 2002, 2001 and 2000, respectively, and prepaid amounts from these tenants were $0, $32 and $45 at December 31, 2002, 2001 and 2000, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $4 for the year ended December 31, 2002.

11.      COMMITMENTS AND CONTINGENCIES

         The Operating Partnership leases office space under an operating lease that had an initial term of ten years commencing on March 21, 1994. Additionally, three of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $14 to $28 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2002 are as follows:

                                             OFFICE LEASE    GROUND LEASES
                                             ------------    -------------

                2003 ........................    $533            $ 56
                2004 ........................     144              50
                2005 ........................                      43
                2006 ........................                      43
                2007 ........................                      43
                Thereafter ..................                     754
                                                 ----            ----
                                                 $677            $989
                                                 ====            ====

         Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2002, 2001 and 2000 were $593, $593 and $651, respectively. Ground lease expenses for the years ended December 31, 2002, 2001 and 2000 were $59, $59 and $59, respectively.

         In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the Property). As of December 31, 2002 and 2001, no reserve for loss has been provided in connection with this guarantee, as the Company does not expect to incur any liability.

         In addition, in July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly PILOT payments commencing May 2000 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended 2001 was $8,925 and increases 10.0% every five years until the final payment is made. The Company has provided a limited guarantee of franchise tax payments to be received by the City until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

         A summary of the status of the Company's three option plans at December 31, 2002, 2001 and 2000 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                                                                 2000                       2001                       2002
                                                               WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                               AVERAGE                     AVERAGE                    AVERAGE
                                                               EXERCISE                   EXERCISE                    EXERCISE
                                                 OPTIONS        PRICE          OPTIONS      PRICE        OPTIONS        PRICE
                                                ---------      -------       ---------     -------      ---------      -------
TRUSTEE PLAN:
-------------
Outstanding at beginning of year............    1,100,500      $17.881       1,193,500     $17.458      1,222,500      $17.360
Granted.....................................       96,000       12.280          96,000      14.750        121,000       17.610
Exercised...................................       (3,000)      12.280         (52,000)     14.819        (87,000)      15.087
Forfeited...................................                                   (15,000)     16.181
                                                ---------      -------       ---------     -------      ---------      -------
Outstanding at end of year..................    1,193,500       17.458       1,222,500      17.360      1,256,500       17.541
                                                =========      =======       =========     =======      =========      =======
EMPLOYEE PLAN:
--------------
Outstanding at beginning of year............    1,046,165      $17.190       1,241,014     $15.738      1,371,023      $15.717
Granted.....................................      431,500       12.280         411,500      14.750        278,250       17.662
Exercised...................................                                  (213,070)     15.475       (515,467)      14.439
Forfeited...................................     (236,651)      15.852         (68,421)     14.044       (115,039)      15.456
                                                ---------      -------       ---------     -------      ---------      -------
Outstanding at end of year..................    1,241,014       15.738       1,371,023      15.717      1,018,767       16.925
                                                =========      =======       =========     =======      =========      =======

Options exercisable at year-end under
  the Trustee Plan..........................      824,500                      967,167                  1,081,500
Options exercisable at year-end under
  the Employee Plan.........................      508,681                      686,087                    545,307
Weighted-average fair value of options
  granted during the year...................   $   0.0707                   $   0.1204                 $   0.3341


         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: average risk free interest rates ranging from 4.75% to 7.50%, expected average lives of five years, annual dividend rates of $1.9232 and volatility ranging from 12.0% to 14.3%.

         The following table summarizes information regarding the options outstanding at December 31, 2002 under the Company's plans:

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     --------------------------------------------------     --------------------------------------
                                             WEIGHTED-        WEIGHTED-
                        NUMBER                AVERAGE          AVERAGE             NUMBER              WEIGHTED-
     RANGE OF        OUTSTANDING AT          REMAINING        EXERCISE         EXERCISABLE AT           AVERAGE
  EXERCISE PRICES   DECEMBER 31, 2002    CONTRACTUAL LIFE       PRICE       DECEMBER 31, 2002       EXERCISE PRICE
  ---------------   -----------------    ----------------       -----       -----------------       --------------
TRUSTEE PLAN:
------------
    $20.250             101,500                1.1             20.250            101,500                20.250
     20.250               1,500                2.2             20.250              1,500                20.250
     17.000             102,000                3.2             17.000            102,000                17.000
18.750 - 20.750         368,000                4.4             19.837            368,000                19.837
     20.500             112,500                5.4             20.500            112,500                20.500
     15.000             279,000                6.2             15.000            279,000                15.000
     12.280              87,000                7.2             12.280             62,000                12.280
     14.750              87,000                8.2             14.750             37,000                14.750
     17.610             118,000                9.2             17.610             18,000                17.610
                      ---------                                                ---------                ------
12.280 - 20.750       1,256,500                5.4             17.541          1,081,500                17.786
                      =========                                                =========                ======
EMPLOYEE PLAN:
--------------
     20.250              52,850                1.1             20.250             52,850                20.250
     17.000              22,250                3.2             17.000             22,250                17.000
18.750 - 21.875          66,300                4.4             19.540             66,300                19.540
20.250 - 22.250         181,000                5.4             20.500            181,000                20.500
14.563 - 15.000          63,667                6.2             15.000             63,667                15.000
     12.280             109,519                7.2             12.280             73,013                12.280
     14.750             258,681                8.2             14.750             86,227                14.750
17.610 - 18.330         264,500                9.2             17.664
                      ---------                                                ---------                ------
12.280 - 22.250       1,018,767                7.0             16.925            545,307                17.564
                      =========                                                =========                ======

         All but 21,000 options granted under the plans in 2002, 2001 and 2000 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 21,000 Shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

13.      EMPLOYEE BENEFIT PLAN - 401(K) PLAN

         In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company contributed $262, $208 and $248 to the plan in 2002, 2001 and 2000, respectively.

14.       DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

         The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2002, 250,000 Shares were authorized of which 176,876 Shares have been issued.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.      EARNINGS PER SHARE

         The presentation of primary EPS and diluted EPS is summarized in the table below:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                     2002                            2001                          2000
                                          ------------------------------ -----------------------------  -------------------------
                                                                   PER                           PER                        PER
                                             INCOME     SHARES    SHARE     INCOME     SHARES   SHARE    INCOME   SHARES   SHARE
                                            -------     ------    -----     -------    ------   -----    ------   ------   -----
BASIC EPS
Income from continuing operations.......   $ 16,875                        $  7,401                     $ 16,625
  Less: Preferred stock dividends.......    (11,833)                        (15,777)                     (22,469)
  Add: Discount on redemption of
    preferred stock.....................                                     22,440
  Add: Minority interest adjustments....      1,729                           1,820                        2,768
                                           --------                        --------                     --------
                                              6,771     32,366    $0.21       15,884    27,604   $0.58    (3,076)  23.795   $(0.13)


EFFECT OF DILUTIVE SECURITIES
Operating partnership units.............        605      3,122                 1,699     3,224   (0.01)     (403)   3,053
Options.................................                   260                             220                         15
                                           --------     ------    -----    ---------    ------   -----  --------   ------    -----
DILUTED EPS
Income from continuing operations.......   $  7,376     35,748    $0.21    $  17,583    31,048   $0.57  $ (3,479)  26,863    $0.13
                                           ========     ======    =====    =========    ======   =====  ========   ======    =====


Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 904, 1,058 and 1,972 for the years ended December 31, 2002, 2001 and 2000, respectively.

         The impact of discontinued operations, gain (loss) on sales of properties, extraordinary item and cumulative effect of accounting change, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                       2002                    2001                   2000
                                                ------------------------------------------------------------------
                                                 BASIC      DILUTED      BASIC      DILUTED      BASIC     DILUTED
                                                ------      -------     -------    --------      ------    -------
Discontinued operations.................        $ 0.61      $ 0.60       $ 0.63     $ 0.63       $ 0.76     $ 0.76
Gain (loss) on sales of properties .....                                  (0.02)    $(0.02)      $ 0.16     $ 0.16
Extraordinary item and cumulative
  effect of accounting change...........        $(0.06)     $(0.06)      $(0.05)    $(0.05)      $(0.02)    $(0.02)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The carrying values of cash and cash equivalents, restricted cash in escrow, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.33% to 7.58% per annum at December 31, 2002 and 4.78% to 11.00% per annum at December 31, 2001), the fair value of GRT's mortgage notes payable is estimated at $1,010,512 and $1,091,853 at December 31, 2002 and 2001, respectively. The fair value of the debt instruments identified with GRT considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on amounts that GRT would expect to receive or pay to terminate such agreements (see Note 6). Both the fair values and carrying amounts of the interest rate protection agreements were $(7,009) at December 31, 2002 and ($7,502) at December 31, 2001, respectively.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.      SEGMENT REPORTING

         The Company concentrates its business on two broad types of retail properties, malls and community centers. Regional malls are generally enclosed properties that serve a large population base and feature department store anchors and a broad range of national retailers. Community center properties are smaller retail properties, serving a neighborhood with discount and grocery store anchors and a limited number of other retail concepts.

         Selected information about operating segments of the Company is summarized in the table below:

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                                    ------------------------------------------------------------------

                                                                      COMMUNITY
                                                       MALLS           CENTERS           CORPORATE            TOTAL
                                                    ----------        ----------        -----------         ----------
Total revenues ................................     $  235,136        $   33,760        $      1,283        $  270,179
Total operating expenses ......................        142,980            15,504              12,095           170,579
                                                    ----------        ----------        ------------        ----------
Operating income (loss) .......................     $   92,156        $   18,256        $    (10,812)       $   99,600
                                                    ==========        ==========        ============        ==========

Equity  in income (loss) of
  unconsolidated entities .....................     $    2,612        $      467        $                   $    3,079
                                                    ==========        ==========        ============        ==========

Net property and equipment ....................     $1,265,110        $  195,665        $      9,308        $1,470,083
                                                    ==========        ==========        ============        ==========

Investment in unconsolidated entities .........     $   19,757        $    3,290        $                   $   23,047
                                                    ==========        ==========        ============        ==========


                                                                     FOR THE YEAR ENDED DECEMBER 31, 2001
                                                    ------------------------------------------------------------------
                                                                       COMMUNITY
                                                      MALLS             CENTERS           CORPORATE            TOTAL
                                                    ----------        ----------         -----------         ----------
Total revenues ...............................      $  212,194         $   36,005         $    2,740         $  250,939
Total operating expenses .....................         127,357             15,321             16,023            158,701
                                                    ----------         ----------         ----------         ----------
Operating income (loss) ......................      $   84,837         $   20,684         $  (13,283)        $   92,238
                                                    ==========         ==========         ==========         ==========

Equity in income (loss) of
  unconsolidated entities ....................      $    1,130         $      910         $                  $    2,040
                                                    ==========         ==========         ==========         ==========

Net property and equipment ...................      $1,087,243         $  447,868         $   14,570         $1,549,681
                                                    ==========         ==========         ==========         ==========

Investment in unconsolidated entities ........      $   43,171         $    4,830         $                  $   48,001
                                                    ==========         ==========         ==========         ==========


                                                                     FOR THE YEAR ENDED DECEMBER 31, 2000
                                                    --------------------------------------------------------------------
                                                                       COMMUNITY
                                                       MALLS            CENTERS            CORPORATE            TOTAL
                                                    ----------         ----------         ----------          ----------
Total revenues ...............................      $  163,931         $   39,519         $    7,372          $  210,822
Total operating expenses .....................          90,895             14,693             10,967             116,555
                                                    ----------         ----------         ----------          ----------
Operating income (loss) ......................      $   73,036         $   24,826         $   (3,595)         $   94,267
                                                    ==========         ==========         ==========          ==========

Equity in income (loss) of
  unconsolidated entities ....................      $    3,356         $      649         $     (398)         $    3,607
                                                    ==========         ==========         ==========          ==========

Net property and equipment ...................      $  872,750         $  478,872         $    6,384          $1,358,006
                                                    ==========         ==========         ==========          ==========

Investment in unconsolidated entities ........      $  125,797         $    5,148         $    6,746          $  137,691
                                                    ==========         ==========         ==========          ==========

18.      ACQUISITIONS

         The Company accounts for acquisitions under the purchase method of accounting. Consistent with its strategy to selectively acquire strategically located properties in markets where management generally has extensive operating experience and/or where it can capitalize on its strong relationships with national, regional and local retailers in 2002, the Company acquired the third party ownership interests in four regional malls. In the third quarter of 2002, the Company acquired the remaining 50.0% ownership interest in Dayton Mall Venture, LLC, for $17,250 in cash, assumption of existing mortgage notes payable of $59,116 and assumption of net assets and liabilities. Dayton Mall Venture, LLC, is the owner of Dayton Mall, a r egional mall in Dayton, OH. Also in the third quarter of 2002, the Company acquired the remaining 62.16%

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ownership interest in Glimcher SuperMall Venture, LLC for $15,000 in cash, $1,292 for settlement of a note receivable, assumption of the existing mortgage note payable of $62,766 and assumption of net assets and liabilities. Glimcher SuperMall Venture, LLC, is the owner of SuperMall of the Great Northwest, a regional mall in Seattle, WA. In the fourth quarter of 2002, the Company acquired the remaining 80.0% ownership interest in San Mall L.P. for $5,500, payable $2,324 in cash and $3,176 in the form of 195,149 Operating Partnership units, assumption of the existing mortgage note payable of $34,800 and assumption of net assets and liabilities. San Mall L.P., is the owner of Almeda Mall and Northwest Mall, both of which are regional malls in Houston, TX. The 80% ownership interest in San Mall L. P. was acquired from Fifth Avenue, LLC. Fifth Avenue, LLC is wholly owned by Ellen Glimcher, the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael P. Glimcher, the President of the Company. The results of operations for Dayton Mall and SuperMall of the Great Northwest are included in the consolidated statements of operations of GRT effective August 2002. The results of operations for Almeda Mall and Northwest Mall are included in the consolidated statements of operations of GRT effective November 18, 2002.

         For the three acquisitions listed above, the Company calculated the proforma results of operations as if the acquisitions occurred on January 1, 2002 and January 1, 2001 (unaudited):

                                                                           2002          2001
                                                                           ----          ----

         Pro forma revenues...........................................   $299,591        $296,906
         Pro forma net income.........................................   $ 35,895        $ 25,096
         Pro forma earnings per share - diluted.......................   $   0.74        $   1.14


19.      DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During 2002, the Company sold 27 Community Centers and three single tenant assets for $274,657, recognized a net gain of $15,756 and extraordinary item of $9,067, which, in accordance with SFAS No. 144 are reported in discontinued operations. Total revenues for these assets were $27,580, $39,469 and $39,167 for the years ended December 31, 2002, 2001 and 2000, respectively. For segment reporting purposes, revenues and expenses, including interest expense, would have been reported as part of Community Centers.

         At December 31, 2002, Southside Plaza, a Community Center in Sanford, North Carolina was held for sale. Net property and equipment includes $8,326 related to this Property which was unencumbered at December 31, 2002. At December 31, 2002, the net book value of this asset was less than the estimated fair value less cost to sell.


20.      SUBSEQUENT EVENTS

         On February 6, 2003, the Company completed the sale of Southside Plaza, a Community Center in Sanford, North Carolina for $9,257. On March 6, 2003, the Company completed the acquisition of the 50.0% third party joint venture interest in Colonial Park Mall, a Mall located in Harrisburg, Pennsylvania for $5,500 in cash.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                    FIRST      SECOND      THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 2002                                          QUARTER     QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------------------------------------------------------------
Total revenues...................................................................$  61,095   $ 61,161    $67,257  $ 80,666
Total revenues as previously reported............................................   70,184     69,211     70,794       N/A
Operating income.................................................................   23,262     22,976     23,864    24,499
Operating income as previously reported..........................................   29,183     28,048     26,090       N/A
Income before extraordinary item and cumulative effect of accounting change......    9,138      6,278      7,870    15,229
Net income available to common shareholders......................................    5,567      3,148      4,701    11,009
Earnings per share (diluted).....................................................     0.13       0.10       0.14      0.32

                                                                                    FIRST      SECOND      THIRD     FOURTH
             YEAR ENDED DECEMBER 31, 2001                                          QUARTER     QUARTER    QUARTER    QUARTER
----------------------------------------------------------------------------------------------------------------------------
Total revenues................................................................... $ 54,080   $ 63,567    $63,476   $69,816
Total revenues as previously reported............................................   64,129     73,233     73,315    79,732
Operating income.................................................................   23,108     21,313     23,959    23,856
Operating income as previously reported..........................................   29,488     27,431     30,253    29,693
Income before extraordinary item and cumulative effect of accounting change......    9,348      4,499      7,082     5,181
Net income available to common shareholders......................................    3,181     22,837      3,840     1,508
Earnings per share (diluted).....................................................     0.13       0.84       0.13      0.05


         Total revenues and operating income for the first three quarters of 2002 and for all quarters of 2001 are restated to reflect to the effect of SFAS
144. Net income for the first through fourth quarters of 2001 includes net gains (losses) on sale of properties of $687 ($0.03 per share), $501 ($0.02 per share), $(1,059) ($0.03 per share) and $(739) ($0.02 per share), respectively. Also, net income for the second quarter 2001 includes a development cost write-off of $(3,208) ($0.11 per share) and a discount on the redemption of preferred stock of $22,440 ($0.75 per share).

                              GLIMCHER REALTY TRUST

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)


                                                          BALANCE AT
                                                         BEGINNING OF     CHARGED                    BALANCE AT
                                                            YEAR        TO EXPENSE     DEDUCTIONS    END OF YEAR
                                                         ------------   ----------     ----------    -----------
Year ended December 31, 2002-
    Allowance for doubtful accounts...................     $3,416         $6,419         $3,582         $6,253

Year ended December 31, 2001-
    Allowance for doubtful accounts...................     $1,345         $6,437         $4,366         $3,416

Year ended December 31, 2000-
    Allowance for doubtful accounts...................     $2,606         $2,365         $3,626         $1,345

 (1) Amounts charged to expense and deductions for 2001 and 2000 are restated to reflect the impact of SFAS No. 144.

                              GLIMCHER REALTY TRUST

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION          ENCUMBRANCES        LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [c]           [b][c]
-----------------------------------------------------------------------------------------------------------------------------------
MALL PROPERTIES
Almeda Mall
    Houston, TX                     $  [f]        $              $              $ 21,722         6,859          14,863       21,722
Ashland Town Center
    Ashland, KY                      26,596         3,866          21,454          8,057         4,144          29,233       33,377
Dayton Mall
    Dayton, OH                       58,819                                       96,306         8,665          87,641       96,306
Grand Central Mall
    Parkersburg/Vienna, WV           50,531         3,960          41,136         29,869         3,961          71,004       74,965
Great Mall of the Great Plains
    Olathe, KS                       42,000                                      130,049        15,405         114,644      130,049
Indian Mound Mall
    Newark/Heath, OH                 (g)              892          19,497         10,797           773          30,413       31,186
Jersey Gardens
    Elizabeth, NJ                    164,517                                     257,835        33,663         224,172      257,835
Lloyd Center
    Portland, OR                     130,000                                     172,352        47,737         124,615      172,352
The Mall at Fairfield Commons
    Beavercreek, OH                  [g]            5,438         102,914         10,414         7,695         111,071      118,766
The Mall at Johnson City
    Johnson City, TN                 40,288                                       47,134         4,462          42,672       47,134
Montgomery Mall
    Montgomery, AL                   45,526                                       72,148        10,382          61,766       72,148
Morgantown Mall
    Morgantown, WV                   [h]            1,273          40,484          3,911         1,250          44,418       45,668
New Towne Mall
    New Philadelphia, OH             [g]            1,190          23,475          7,018         1,248          30,435       31,683
Northtown Mall
    Blaine, MN                       40,000                                       59,644        13,264          46,380       59,644
Northwest Mall
    Houston, TX                      [f]                                          21,537         9,114          12,423       21,537
River Valley Mall
    Lancaster, OH                    38,000           875          26,910         17,137         1,001          43,921       44,922


                                                                                        LIFE UPON
                                                                                          WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------
MALL PROPERTIES
    Almeda Mall Houston, TX               3,118                           2002            [e]

Ashland Town Center
    Ashland, KY                          10,062             1989                          [e]

Dayton Mall
    Dayton, OH                           13,443                           2002            [e]

Grand Central Mall
    Parkersburg/Vienna, WV               16,662                           1993            [e]

Great Mall of the Great Plains
    Olathe, KS                           30,357             1999                          [e]

Indian Mound Mall
    Newark/Heath, OH                     12,547             1986                          [e]

Jersey Gardens
    Elizabeth, NJ                        32,451             2000

Lloyd Center
    Portland, OR                         14,393                           1998

The Mall at Fairfield Commons
    Beavercreek, OH                      32,083             1993                          [e]

The Mall at Johnson City
    Johnson City, TN                      6,945                           2000            [e]

Montgomery Mall
    Montgomery, AL                        8,272                           1998            [e]

Morgantown Mall
    Morgantown, WV                       17,359             1990                          [e]

New Towne Mall
    New Philadelphia, OH                 12,117             1988                          [e]

Northtown Mall Blaine, MN                 5,922             1998           [e]
Northwest Mall Houston, TX                2,637             2002           [e]

River Valley Mall
    Lancaster, OH                        17,113                           1987            [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION          ENCUMBRANCES        LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [c]           [b][c]
-----------------------------------------------------------------------------------------------------------------------------------
Southside Mall
    Oneonta, NY                     $ 7,638    $ 1,194               $10,643       $ 2,492      $1,139       $13,190      $ 14,329
SuperMall of the Great Northwest
    Auburn, WA                       62,462                                        103,553       7,091        96,462       103,553
University Mall
    Tampa, FL                        67,203     13,314               108,230         3,918      13,314       112,148       125,462
Weberstown Mall
    Stockton, CA                     19,839                                         33,287       3,298        29,989        33,287

COMMUNITY CENTERS
Artesian Square
    Martinsville, IN                               760                 6,791           151         944         6,758         7,702
Ashland Plaza
    Ashland, KY                                    312                 1,633           481         312         2,114         2,426
Audubon Village
    Henderson, KY                    [j]           606                 5,453            45         606         5,498         6,104
Ayden Plaza
    Ayden, NC                                      138                 1,243            13         138         1,256         1,394
Bollweevil Shopping Center
    Enterprise, AL                                 215                 1,916            26         215         1,942         2,157
Buckhannon Plaza
    Tennerton, WV                                  269                 2,464            46         269         2,510         2,779
Cambridge Plaza
    Cambridge, OH                                  195                   691           437         195         1,128         1,323
Canal Place Plaza
    Rome, NY                                       420                 6,264           161         420         6,425         6,845
Chillicothe Plaza
    Chillicothe, OH                  [j]            78                   410           255          78           665           743
Clarksville Plaza
    Clarksville, IN                  [i]           127                   621           584         127         1,205         1,332


                                                                                        LIFE UPON
                                                                                          WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------
Southside Mall
    Oneonta, NY                        $ 3,040                           1994               [e]
SuperMall of the Great Northwest
    Auburn, WA                          18,722                           2002               [e]
University Mall
    Tampa, FL                           16,799                           1997               [e]
Weberstown Mall
    Stockton, CA                         6,207                           1998               [e]

COMMUNITY CENTERS
Artesian Square
    Martinsville, IN                     1,054                           1996               [e]
Ashland Plaza
    Ashland, KY                          1,249            1968                              [e]
Audubon Village
    Henderson, KY                          859                           1996               [e]
Ayden Plaza
    Ayden, NC                              277                           1994               [e]
Bollweevil Shopping Center
    Enterprise, AL                         438                           1994               [e]
Buckhannon Plaza
    Tennerton, WV                          550                           1994               [e]
Cambridge Plaza
    Cambridge, OH                          786            1965                              [e]
Canal Place Plaza
    Rome, NY                             1,503            1994                              [e]
Chillicothe Plaza
    Chillicothe, OH                        270            1964                              [e]
Clarksville Plaza
    Clarksville, IN                        450            1968                              [e]




                              GLIMCHER REALTY TRUST

             SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION          ENCUMBRANCES        LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [c]           [b][c]
-----------------------------------------------------------------------------------------------------------------------------------
CorryPlaza
    Corry,PA                        $               $  265       $ 2,472          $  198      $  265         $ 2,670       $ 2,935
Cumberland Crossing
    Jacksboro,TN                                       729         6,562              48         729           6,610         7,339
East Pointe Plaza
    Columbia, SC                     8,401           1,255        11,294              47       1,255          11,341        12,596
Grand Union Plaza
    SouthGlens Falls, NY                               507         4,566               7         507           4,425         4,932
Gratiot Center
    Saginaw, MI                                      1,196        10,778              64       1,196          10,842        12,038
Hills Plaza East
    Erie, PA                                           241         2,240             272         241           2,512         2,753
Hocking Valley Mall
    Lancaster, OH                    4,352             606         5,550             507         606           6,057         6,663
Kmart
    Alliance, NE                                       175         1,567               6         175           1,573         1,748
Knox Village Square
    Mount Vernon, OH                 9,151             865         8,479             277         868           8,753         9,621
Liberty Plaza
    Morristown, TN                     [j]             369         3,312              10         369           3,322         3,691
Linden Corners
    Buffalo, NY                                        414         3,726               4         414           3,730         4,144
Logan Place
    Russellville, KY                                   367         3,307              35         367           3,342         3,709
Lowe's
    Marion, OH                                         626         2,454                         625           2,455         3,080
Middletown Plaza
    Middletown, OH                                     127         1,159             193         127           1,352         1,479
Monroe Shopping Center
    Madisonville, TN                                   375         3,522              81         375           3,603         3,978

                                                                                         LIFE UPON
                                                                                           WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------


Corry Plaza
    Corry, PA                          $  597                            1994              [e]
Cumberland Crossing
    Jacksboro, TN                       1,017                            1996              [e]
East Pointe Plaza
    Columbia, SC                        1,743                            1996              [e]
Grand Union Plaza
    South Glens Falls, NY                 913                            1994              [e]
Gratiot Center
    Saginaw, MI                         2,316                            1994              [e]
Hills Plaza East
    Erie, PA                              545                            1994              [e]
Hocking Valley Mall
    Lancaster, OH                       1,331                            1994              [e]
Kmart
    Alliance, NE                          350                            1994              [e]
Knox Village Square
    Mount Vernon, OH                    2,317              1992                            [e]
Liberty Plaza
    Morristown, TN                        739                            1994              [e]
Linden Corners
    Buffalo, NY                           829                            1994              [e]
Logan Place
    Russellville, KY                      521                            1996              [e]
Lowe's
    Marion, OH                            581              1993                            [e]
Middletown Plaza
    Middletown, OH                        455                            1972              [e]
Monroe Shopping Center
    Madisonville, TN                      792                            1994              [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION          ENCUMBRANCES        LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [c]           [b][c]
-----------------------------------------------------------------------------------------------------------------------------------

Morgantown Commons
    Morgantown, WV             $  [h]              $175        $7,549         $11,453        $306        $18,871      $  19,177
Morgantown Plaza
    Star City, WV                 [i]               305         1,137             769         305          1,906          2,211
Morningside Plaza
    Dade City, FL               2,621               487         4,300             126         487          4,426          4,913
New Boston Mall
    Portsmouth, OH                                  537         4,906             205         537          5,111          5,648
Newberry Square Shopping Center
    Newberry, SC                                    594         5,355              25         594          5,380          5,974
North Horner Shopping Center
    Sanford, NC                                     206         1,875             128         206          2,003          2,209
Ohio River Plaza
    Gallipolis, OH                [g]               502         6,373             139         461          6,553          7,014
Pea Ridge Shopping Center
    Huntington, WV                                  687         6,160             549         687          6,709          7,396
Prestonsburg Village Center
    Prestonsburg, KY              [j]               663         6,002             207         663          6,209          6,872
Rend Lake Shopping Center
    Benton, IL                                      462         4,175              82         462          4,257          4,719
Rhea County Shopping Center
    Dayton, TN                                      395         3,524              40         395          3,564          3,959
Roane County Plaza
    Rockwood, TN                                    630         5,669              29         630          5,698          6,328
Scott Town Plaza
    Bloomsburg, PA                                  188         1,730             200         188          1,930          2,118
Shady Springs Plaza
    Beaver, WV                  2,952               455         4,094             131         455          4,225          4,680

                                                                                        LIFE UPON
                                                                                          WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------

Morgantown Commons
    Morgantown, WV                      $4,430             1991                              [e]
Morgantown Plaza
    Star City, WV                          996             1967                              [e]
Morningside Plaza
    Dade City, FL                        1,064                            1994               [e]
New Boston Mall
    Portsmouth, OH                       1,182                            1994               [e]
Newberry Square Shopping Center
    Newberry, SC                         1,113                            1994               [e]
North Horner Shopping Center
    Sanford, NC                            436                            1994               [e]
Ohio River Plaza
    Gallipolis, OH                       2,128             1989                              [e]
Pea Ridge Shopping Center
    Huntington, WV                       1,561                            1994               [e]
Prestonsburg Village Center
    Prestonsburg, KY                     1,296                            1994               [e]
Rend Lake Shopping Center
    Benton, IL                             937                            1994               [e]
Rhea County Shopping Center
    Dayton, TN                             791                            1994               [e]
Roane County Plaza
    Rockwood, TN                           877                            1996               [e]
Scott Town Plaza
    Bloomsburg, PA                         488                            1994               [e]
Shady Springs Plaza
    Beaver, WV                             957                            1994               [e]



                              GLIMCHER REALTY TRUST

             SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION          ENCUMBRANCES        LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [C]           [B][C]
-----------------------------------------------------------------------------------------------------------------------------------

Southside Plaza
    Sandford, NC (k)                 $                $960       $8,644         $   --          $960         $8,644         $9,604
Stewart Plaza
    Mansfield, OH                     [i]              563        1,867           1,277           74          1,681          1,755
Sunbury Plaza
    Sunbury, PA                                        448        4,074             294          448          4,368          4,816
Sycamore Square
    Ashland City, TN                                   334        3,010              62          334          3,072          3,406
Twin County Plaza
    Galax, VA                         [i]              575        5,199              87          575          5,286          5,861
Vincennes
    Vincennes, IN                                      208        1,875             146          208          2,021          2,229
Walgreens
    Louisville, KY                                     128        1,141              31          128          1,172          1,300
Walgreens
    New Albany, IN                                     123        1,093              28          123          1,121          1,244
Walnut Cove
    Walnut Cove, NC                                    209        1,855             104          209          1,959          2,168
Westpark, Plaza
    Carbondale, IL                  2,510              432        3,881              78          435          3,956          4,391


                                                                                        LIFE UPON
                                                                                          WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------
Southside Plaza
    Sandford, NC (k)                    $1,333                            1996              [e]
Stewart Plaza
    Mansfield, OH                           84             1979                             [e]
Sunbury Plaza
    Sunbury, PA                          1,078                            1994              [e]
Sycamore Square
    Ashland City, TN                       473                            1996              [e]
Twin County Plaza
    Galax, VA                              965                            1995              [e]
Vincennes
    Vincennes, IN                          437                            1994              [e]
Walgreens
    Louisville, KY                         258                            1994              [e]
Walgreens
    New Albany, IN                         248                            1994              [e]
Walnut Cove
    Walnut Cove, NC                        447                            1994              [e]
Westpark, Plaza
    Carbondale, IL                         919                            1994              [e]


                              GLIMCHER REALTY TRUST

             SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                             COSTS CAPITALIZED
                                                                                SUBSEQUENT            GROSS AMOUNTS AT WHICH
                                                     INITIAL COST              TO ACQUISITION        CARRIED AT CLOSE OF PERIOD
                                               ----------------------------  ------------------------------------------------------
                                                                                                          BUILDINGS AND
DESCRIPTION AND LOCATION         ENCUMBRANCES         LAND     BUILDINGS AND                               IMPROVEMENTS     TOTAL
     OF PROPERTY                     [d]                       IMPROVEMENTS    IMPROVEMENTS   LAND [b]        [c]           [b][c]
-----------------------------------------------------------------------------------------------------------------------------------

OTHER

Glimcher Properties Limited
    Partnership                                      $            $ 1,780      $    9,783     $            $   11,563    $   11,563
Lloyd Center Ice Rink
    OEC                                                                                28                          28            28
University Mall Theater
    OEC                                                    0            0             448            0            448           448
                                                     -------     --------      ----------     --------     ----------    ----------
TOTAL                                                 53,505      590,485       1,139,577      215,758      1,565,709     1,781,467
                                                     -------     --------      ----------     --------     ----------    ----------

DEVELOPMENTS IN PROGRESS

Georgesville
    Columbus,OH                                                                                 2,140            692         1,448
Jersey Gardens Center
    Elizabeth,NJ                                                                                4,627          1,540         3,087
Meadowview
    Kent,OH                                                                                     1,628          1,623             5

Other Developments                                         0            0          12,345            0         12,345        12,345
                                                     -------     --------      ----------     --------     ----------    ----------
                                                           0            0          20,740        3,855         16,885        20,740
                                                     -------     --------      ----------     --------     ----------    ----------
TOTAL                                                $53,505     $590,485      $1,160,317     $219,613     $1,582,594    $1,802,207
                                                     =======     ========      ==========     ========     ==========    ==========



                                                                                        LIFE UPON
                                                                                          WHICH
                                                           DATE                       DEPRECIATION IN
                                                       CONSTRUCTION                    LATE STATEMENT
DESCRIPTION AND LOCATION               ACCUMULATED          WAS           DATE         OF OPERATIONS
    OF PROPERTY                           [d]            COMPLETED      ACQUIRED        IS COMPUTED
-------------------------------------------------------------------------------------------------------
OTHER

Glimcher Properties Limited
    Partnership                        $  4,714            1994                              [e]
Lloyd Center Ice Rink
    OEC                                       4
University Mall Theater
    OEC                                     177
                                       --------
TOTAL                                   332,124
                                       --------

DEVELOPMENTS IN PROGRESS

Georgesville
    Columbus,OH                           2,140
Jersey Gardens Center
    Elizabeth,NJ                          4,627
Meadowview
    Kent,OH                               1,628

Other Developments                            0
                                       --------
                                              0
                                       --------
TOTAL                                  $332,124
                                       ========


                              GLIMCHER REALTY TRUST

                              NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition. For centers that opened during 2002 and have not yet completed their first calendar year subsequent to opening, the initial cost is cost incurred through December 31, 2002.


         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $1,830,809.

         (c)       RECONCILIATION OF REAL ESTATE

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          2002          2001           2000
                                      -----------    -----------    -----------
Balance at beginning of year ......   $ 1,838,166    $ 1,583,488    $ 1,558,452
  Additions:
      Improvements ................        59,376         37,558         19,916
      Acquisitions ................       203,160        266,420         43,839
Deductions ........................      (298,495)       (49,300)       (38,719)
                                      -----------    -----------    -----------
Balance at close of year ..........   $ 1,802,207    $ 1,838,166    $ 1,583,488
                                      ===========    ===========    ===========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           2002           2001          2000
                                        ---------      ---------      ---------
Balance at beginning of year ......    $ 288,485      $ 225,482      $ 183,487
  Depreciation expense and other ..       91,910         70,989         48,914
  Deductions ......................      (48,271)        (7,986)        (6,919)
                                       ---------      ---------      ---------
Balance at close of year ..........    $ 332,124      $ 288,485      $ 225,482
                                       =========      =========      =========

     (d) See description of debt in Notes 3 and 4 of Notes to Consolidated Financial Statements.

     (e)  Depreciation is computed based upon the following estimated lives:
          Buildings and improvements-40 years; equipment and fixtures-five to 10 years.

     (f)  Properties cross-collateralize the following loan: San Mall,
          L.P.........................................................  $34,793

     (g) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $170,000.

     (h)  Properties cross-collateralize the following loan:
          Morgantown Mall Associates Limited Partnership..............  $55,742

     (i)  Properties cross-collateralize the following bridge loan:
          Glimcher Properties Limited Partnership...................... $ 8,000

     (j)  Properties cross-collateralize the following loan:
          Glimcher Properties Limited Partnership.......                $15,190

     (k)  Property was held for sale at December 31, 2002.