Form 10-Q
period 2003-03-31
GLIMCHER REALTY TRUST
filed 2003-05-14
CIK 912898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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

        COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                       NEW YORK STOCK EXCHANGE
        91/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL                   NEW YORK STOCK EXCHANGE
               INTEREST, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO
                                         ---    ---

As of May 7, 2003, there were 34,462,819 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.




                                  1 of 27 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I: FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                              ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                                3

         Consolidated Statements of Operations and Comprehensive Income for the three months ended             4
             March 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002              5

         Notes to Consolidated Financial Statements                                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      23

     Item 4.  Controls and Procedures                                                                         23


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               24

     Item 2.  Changes in Securities and Use of Proceeds                                                       24

     Item 3.  Defaults Upon Senior Securities                                                                 24

     Item 4.  Submission of Matters to a Vote of Security Holders                                             24

     Item 5.  Other Information                                                                               24

     Item 6.  Exhibits and Reports on Form 8-K                                                                24


SIGNATURES                                                                                                    25


CERTIFICATIONS                                                                                                26

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                            MARCH 31, 2003     DECEMBER 31, 2002
                                                                            --------------     -----------------
                                     ASSETS

Investment in real estate:
   Land................................................................      $    226,101         $   215,758
   Buildings, improvements and equipment...............................         1,598,342           1,565,709
   Developments in progress............................................            22,859              20,740
                                                                             ------------         -----------
                                                                                1,847,302           1,802,207
   Less accumulated depreciation.......................................           354,159             332,124
                                                                             ------------         -----------
     Net property and equipment........................................         1,493,143           1,470,083
   Investment in unconsolidated real estate entities...................            27,107              23,047
                                                                             ------------         -----------
     Net investment in real estate.....................................         1,520,250           1,493,130
                                                                             ------------         -----------

Cash and cash equivalents..............................................            14,461              11,309
Restricted cash........................................................            20,327              18,566
Tenant accounts receivable, net........................................            65,491              68,576
Deferred expenses, net.................................................            25,502              26,161
Prepaid and other assets...............................................            13,045              14,691
                                                                             ------------         -----------
                                                                             $  1,659,076         $ 1,632,433
                                                                             ============         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable.................................................      $    993,239         $   956,130
Notes payable..........................................................           149,200             139,800
Accounts payable and accrued expenses..................................            53,234              59,934
Distributions payable..................................................            21,078              21,057
                                                                             ------------         -----------
                                                                                1,216,751           1,176,921
                                                                             ------------         -----------
Commitments and contingencies

Minority interest in operating partnership.............................            27,822              29,020
                                                                             ------------         -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding................           127,950             127,950
   Common shares of beneficial interest, $0.01 par value, 34,405,950 and  34,314,646 shares issued and outstanding as of  March 31,
     2003 and December 31, 2002, respectively..........................               344                 343
  Additional paid-in capital...........................................           510,762             509,401
  Distributions in excess of accumulated earnings......................          (218,977)           (205,040)
  Accumulated other comprehensive (loss) income........................            (5,576)             (6,162)
                                                                             ------------         -----------
                                                                                  414,503             426,492
                                                                             ------------         -----------
                                                                             $  1,659,076         $ 1,632,433
                                                                             ============         ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   2003                  2002
                                                                                   ----                  ----
Revenues:
     Minimum rents..........................................................  $   48,479            $   36,792
     Percentage rents.......................................................       1,384                 1,188
     Tenant reimbursements..................................................      23,041                17,825
     Other..................................................................       4,828                 5,077
                                                                              ----------            ----------
         Total revenues.....................................................      77,732                60,882
                                                                              ----------            ----------
Expenses:
     Real estate taxes......................................................       7,924                 6,886
     Property operating expenses............................................      18,110                12,577
                                                                              ----------            ----------
                                                                                  26,034                19,463
     Provision for doubtful accounts........................................       6,282                   691
     Other operating expenses...............................................       1,767                 1,626
     Depreciation and amortization..........................................      15,598                13,353
     General and administrative.............................................       2,042                 2,514
                                                                              ----------            ----------
         Total expenses.....................................................      51,723                37,647
                                                                              ----------            ----------

         Operating income...................................................      26,009                23,235

Interest income.............................................................          51                   218
Interest expense............................................................      19,145                22,738
Equity in income (loss) of unconsolidated entities, net.....................         809                   637
                                                                              ----------            ----------
Income before minority interest in operating partnership and discontinued
     operations.............................................................       7,724                 1,352
Minority interest in operating partnership..................................         243                   564
                                                                              ----------            ----------
Income from continuing operations...........................................       7,481                   788
Discontinued operations:
     (Loss) gain on sales of properties and properties held for sale........      (2,107)                2,870
     Income from operations.................................................         190                 4,867
                                                                              ----------            ----------
         Net income.........................................................       5,564                 8,525
Less:   Preferred stock dividends...........................................       2,958                 2,959
                                                                              ----------            ----------
         Net income available to common shareholders .......................  $    2,606            $    5,566
                                                                              ==========            ==========

EPS from continuing operations..............................................  $     0.13            $    (0.05)
Discontinued operations.....................................................  $    (0.05)           $     0.23
EPS (basic).................................................................  $     0.08            $     0.18

EPS from continuing operations..............................................  $     0.13            $    (0.05)
Discontinued operations.....................................................  $    (0.05)           $     0.23
EPS (diluted)...............................................................  $     0.08            $     0.18

Cash distributions declared per common share of beneficial interest.........  $   0.4808            $   0.4808
                                                                              ==========            ==========

Net income..................................................................  $    5,564            $    8,525
Other comprehensive income (loss) on derivative instruments, net............         586                 1,935
                                                                              ----------            ----------
Comprehensive income........................................................  $    6,150            $   10,460
                                                                              ==========            ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLIMCHER REALTY TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                  2003           2002
                                                                                  ----           ----
Cash flows from operating activities:
     Net income ........................................................      $  5,564       $  8,525
         Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for doubtful accounts ...............................         6,284            805
         Depreciation and amortization .................................        15,670         15,293
         Loan fee amortization and write-offs ..........................         1,243          2,504
         (Income) loss of unconsolidated entities, net .................          (809)          (637)
         Capitalized development costs charged to expense ..............           185            125
         Minority interest in operating partnership ....................           243            564
         Loss (gain) on sales of properties from discontinued operations
            and properties held for sale ...............................         2,107         (2,870)
     Net changes in operating assets and liabilities:
         Tenant accounts receivable, net ...............................        (2,212)          (142)
         Prepaid and other assets ......................................           890           (480)
         Accounts payable and accrued expenses .........................        (7,570)       (14,868)
                                                                              --------       --------

     Net cash provided by operating activities .........................        21,595          8,819
                                                                              --------       --------

Cash flows from investing activities:
         Acquisitions and additions to investment in real estate .......        (7,470)        (6,756)
         Investment in unconsolidated entities .........................       (10,629)        (1,402)
         Proceeds from sales of properties -  discontinued operations ..         9,257          5,850
         (Payments to) withdrawals from restricted cash ................        (1,107)        42,232
         Additions to deferred expenses ................................        (1,078)          (923)
                                                                              --------       --------

         Net cash (used in) provided by investing activities ...........       (11,027)        39,001
                                                                              --------       --------

Cash flows from financing activities:
     Proceeds from (payments on) revolving line of credit, net .........         9,400           (800)
     Proceeds from issuance of mortgage notes payable ..................         5,000         15,700
     Principal payments on mortgage notes payable ......................        (2,095)       (53,618)
     Net proceeds from other issuance of shares ........................         1,336          4,717
     Cash distributions ................................................       (21,057)       (18,962)
                                                                              --------       --------

     Net cash used in financing activities .............................        (7,416)       (52,963)
                                                                              --------       --------

Net change in cash and cash equivalents ................................         3,152         (5,143)

Cash and cash equivalents, at beginning of period ......................        11,309          8,709
                                                                              --------       --------

Cash and cash equivalents, at end of period ............................      $ 14,461       $  3,566
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

                              GLIMCHER REALTY TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of: (a) GRT; (b) Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP") (91.3% owned by GRT at March 31, 2003 and December 31,
2002), of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is a sole general partner; (c) five Delaware limited partnerships, (Colonial Park Mall Limited Partnership, Grand Central Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership and San Mall Limited Partnership); (d) 20 Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, Glimcher Lloyd Center, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Jersey Gardens Center, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, and Fairfield Village, LLC); (e) one Colorado limited liability company (Olathe Mall, LLC); and (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership), all of which are wholly owned by GRT, GPLP and/or GPC. In 2003, the Company held percentage ownership interest in the consolidated entitites ranging from 91.3% to 100.0%. GRT and the Operating Partnership have investments in several joint ventures which are accounted for under the equity method. The Operating Partnership is
(i) a 49.0% member in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation that is wholly owned by GRT, is a 1.0% member, (ii) a 19.0% member in Charlotte Eastland Mall, LLC, a Delaware limited liability company, of which Glimcher Eastland, Inc., that is wholly owned by GRT, is a 1.0% member; and (iii) a 39.29% member in Polaris Mall, LLC, a Delaware limited liability company. Glimcher Development Corporation, a Delaware corporation which is a 100.0% owned subsidiary of the Operating Partnership, has a 50.0% interest in G & G Blaine, LLC, a Delaware limited liability company. Glimcher Development Corporation ("GDC") provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Inter-entity balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The December 31, 2002 balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2002.

Supplemental disclosure of non-cash financing and investing activities:

         The Company accrued accounts payable of $3,625 and $3,457 for real estate improvements as of March 31, 2003 and 2002, respectively.

Tenant accounts receivable

         Tenant accounts receivable are stated net of allowance for doubtful accounts of $11,642 and $6,253 at March 31, 2003 and December 31, 2002, respectively. The increase in the allowance balance primarily relates to a specific provision attributable to prior year estimated tenant recoveries for common area maintenance, real estate taxes and insurance at the Company's three value malls, as well as settlement of past due billings resolved during the first three months of 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Adoption of new accounting standards

         Effective January 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", prospectively to all awards granted, modified or settled on or after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under APB 25, the Company did not recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                                                                                       2003          2002
                                                                                       ----          ----
              Net income available to common shareholders:
                 As reported...............................................          $  2,606      $  5,566
                 Pro forma.................................................             2,590         5,541

              Earnings per share (basic):
                 As reported...............................................          $   0.08      $   0.18
                 Pro forma.................................................              0.08          0.18


              Earnings per share (diluted):
                 As reported...............................................          $   0.08      $   0.18
                 Pro forma.................................................              0.07          0.18


         Effective January 1, 2003, the Company adopted SFAS No. 145, a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the three months ended March 31, 2002, the Company recorded $613 in extraordinary items from operations and $135 in extraordinary items from discontinued operations that resulted from early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations for the adoption of SFAS No. 144, have been made in the financial statements to conform to the 2003 presentation.

2.       INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

         Investment in unconsolidated real estate entities consists of a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC. On April 24, 2003, the Company acquired the remaining 50.00% third party joint venture interest in G & G Blaine and a related parcel of land for approximately $2,960.

         The share of net income for the three months ended March 31, 2002, includes the Company's 50.00% interest in Dayton Mall Venture, LLC and 37.85% interest in Glimcher SuperMall Venture, LLC. On August 5, 2002, the Company acquired the remaining third party interests in each entity. Also, the share of net income for the three months ended March 31, 2002, includes the Company's 20.00% interest in San Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% interest in this entity. Additionally, the share of net income for the period January 1, 2002 through March 5, 2003 includes the Company's 50.00% interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% interest in this entity. As a result, the entities mentioned above are fully consolidated from August 5, 2002, November 18, 2002 and March 6, 2003, respectively.

         GDC provides development, construction, leasing and legal services for a fee to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $166 and $273 for services provided to the joint ventures for the three months ended March 31, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:


BALANCE SHEETS                                                      MARCH 31, 2003   DECEMBER 31, 2002
                                                                    --------------   -----------------
Assets:
    Investment properties at cost, net ........................         $239,518         $285,299
    Other assets ..............................................           15,274           20,578
                                                                        --------         --------
                                                                        $254,792         $305,877
                                                                        ========         ========
Liabilities and Members' Equity:
    Mortgage notes payable ....................................         $207,905         $242,486
    Accounts payable and accrued expenses .....................           16,885           16,550
                                                                        --------         --------
                                                                         224,790          259,036
    Members' equity ...........................................           30,002           46,841
                                                                        --------         --------
                                                                        $254,792         $305,877
                                                                        ========         ========

Operating Partnership's share of members' equity...............         $ 14,576         $ 16,997
                                                                        ========         ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES:

Members' equity...............................................         $  14,576         $   16,997
Advances to (from) and additional costs.......................            12,531              6,050
                                                                       ---------         ----------
Investment in unconsolidated real estate entities.............         $  27,107         $   23,047
                                                                       =========         ==========



STATEMENTS OF OPERATIONS                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                              2003            2002
                                                                            -------         -------
Total revenues ....................................................         $12,563         $23,319
Operating expenses ................................................           5,060          10,248
                                                                            -------         -------
Net operating income ..............................................           7,503          13,071
Depreciation and amortization .....................................           2,319           5,081
Other expenses ....................................................              26              27
Interest expense, net .............................................           3,240           6,458
                                                                            -------         -------

Net income (loss) .................................................         $ 1,918         $ 1,505
                                                                            =======         =======

Operating Partnership's share of net income (loss).................         $   844         $   637
                                                                            =======         =======

         On April 1, 2003, Polaris Mall, LLC refinanced its existing $120,000 construction loan with a new 10-year, 5.24% fixed interest rate permanent loan. Excess loan proceeds after repayment of the construction loan were distributed to the members on the basis of their equity interests in the entity and to repay member advances.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE

                                     CARRYING AMOUNT OF                         INTEREST PAYMENT  PAYMENT AT  MATURITY
           DESCRIPTION             MORTGAGE NOTES PAYABLE        INTEREST RATE    TERMS   TERMS    MATURITY     DATE
-------------------------------------------------------------------------------------------------------------------------
                                     2003         2002           2003     2002
                                     ----         ----           ----     ----
FIXED RATE
----------
  Glimcher Jersey Gardens, LLC    $ 164,062  $  164,517        5.44%      5.44%          (a)(b)  $ 163,670  Jun. 9, 2004
  Montgomery Mall Associates, L.P    45,365      45,526        6.79%      6.79%            (a)      43,843       (d)
  Weberstown Mall, LLC               19,780      19,839        7.43%      7.43%            (a)      19,033  May 1, 2006
  San Mall, LP                       34,688      34,793        8.50%      8.50%            (a)      32,623       (e)
  Colonial Park Mall, LP             34,204                    7.73%                       (a)      32,033       (e)
  Morgantown Mall Associates, L.P    55,549      55,742        6.89%      6.89%            (a)      50,823       (f)
  Grand Central, L.P.                50,370      50,530        7.18%      7.18%            (a)      46,065  Feb. 1, 2009
  Dayton Mall Venture, LLC           58,645      58,819        8.27%      8.27%            (a)      49,824       (g)
  University Mall L.P.               66,933      67,203        7.09%      7.09%            (a)      52,524       (h)
  Glimcher SuperMall Venture, LLC    62,286      62,462        7.54%      7.54%            (a)      49,969       (i)
  Other Fixed Rate Debt              88,184      88,470        (j)        (j)              (a)      78,469       (k)
  Tax Exempt Bonds                   19,000      19,000        6.00%      6.00%            (c)      19,000  Nov. 1, 2028
                                  ---------   ---------
                                    699,066     666,901
                                  ---------   ---------

VARIABLE RATE
-------------
  Northtown Mall, LLC                40,000      40,000        4.84%      4.94%    (l)     (b)      40,000  Aug. 31, 2003
  Glimcher Lloyd Venture, LLC       130,000     130,000        6.25%      6.25%    (m)     (b)     130,000  Nov. 10, 2003
  Great Plains Metro Mall, LLC       42,000      42,000        4.83%      4.97%    (n)     (b)      42,000  Jul. 9, 2004
  Glimcher River Valley Mall , LLC   38,000      38,000        5.00%      5.00%    (o)     (b)      38,000  Dec. 31, 2004
  Other Variable Rate Debt           44,173      39,229        (p)        (p)      (p)    (a)(b)    43,653       (q)
                                  ---------   ---------
                                    294,173     289,229
                                  ---------   ---------

TOTAL MORTGAGE NOTES PAYABLE      $ 993,239  $  956,130
                                  =========  ==========

(a) The loan requires monthly payments of principal and interest.
(b) The loan requires monthly payments of interest only.
(c) The loan requires semi-annual payments of interest.
(d) The loan matures in August 2028, with an optional prepayment date in 2005.
(e) The loan matures in October 2027, with an optional prepayment date in 2007.
(f) The loan matures in September 2028, with an optional prepayment date in 2008.
(g) The loan matures in July 2027, with an optional prepayment date in 2012.
(h) The loan matures in January 2028, with an optional prepayment date in 2013.
(i) The loan matures in February 2028, with an optional prepayment date in 2015.
(j) Interest rates ranging from 6.78% to 8.37% at March 31, 2003 and
    December 31, 2002.
(k) Final maturity dates ranging from July 2007 to February 2017.
(l) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points.
(m) Interest rate of LIBOR (ranging from 3.00% to 6.25%) plus 325 basis points.
(n) Interest rate of LIBOR (capped at 8.00%) plus 355 basis points.
(o) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.
(p) Interest rates ranging from LIBOR plus 195 to 250 basis points (3.26% to 3.88% at March 31, 2003 and 3.33% to 4.00% at December 31, 2002).
(q) Final maturity dates ranging from May 2004 to August 2005.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with an aggregate net book value of $1,248,788 and $1,202,975 at March 31, 2003 and December 31, 2002, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. Additionally, $138,000 of mortgage notes payable relating to certain properties has been guaranteed by the Company.

         On May 12, 2003 the Company refinanced the existing $130,000 mortgage note payable of Glimcher Lloyd Venture, LLC with a new 10-year, $140,000 mortgage note payable bearing a fixed interest rate of 5.42% per annum with a 30-year principal amortization. Excess proceeds from the refinancing were used to pay-down the Company's Credit Facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       NOTES PAYABLE

         The Company, through the Operating Partnership, has entered into a Credit Facility with several financial institutions that provides the Company with the ability to borrow up to $170,000. The Credit Facility expires January 31, 2004 and is collateralized with first mortgage liens on three malls (Indian Mound Mall, New Towne Mall and The Mall at Fairfield Commons) and one community center (Ohio River Plaza) with an aggregate net book value of $128,364 at March 31, 2003 and $129,774 at December 31, 2002. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.80% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004 (the effective interest rate after giving effect to the swap agreement was 6.20% per annum and 6.42% per annum at March 31, 2003 and December 31, 2002, respectively). Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which collateralize the Credit Facility. At March 31, 2003, the balance outstanding on the Credit Facility was $149,200. In addition, $8,543 represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility. As of March 31, 2003, the unused balance of the Credit Facility available to the Company was $12,257.

5.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------------------------
                                                               2003                            2002
                                                   -----------------------------   ----------------------------
                                                                           PER                             PER
                                                    INCOME      SHARES    SHARE       INCOME     SHARES   SHARE
                                                    ------      ------    -----       ------     ------   -----
BASIC EPS
  Income from continuing operations.............   $  7,481                        $    788
    Less: Preferred stock dividends.............     (2,958)                         (2,959)
    Add: Minority interest adjustments..........        200                             742
                                                   --------                        --------
                                                      4,723     34,335   $  0.13     (1,429)    30,212   $(0.05)
EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units...................         43      3,279                 (178)     3,136
  Options.......................................                   210                             330

DILUTED EPS
                                                   --------    -------   -------   ---------    ------   ------
  Income from continuing operations.............   $  4,766     37,824   $  0.13   $ (1,607)    33,678   $(0.05)
                                                   ========    =======   =======   =========    ======   ======

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 1,337 and 903 for the three months ended March 31, 2003, and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------------------------------------------
                                                                2003                            2002
                                                   -----------------------------    -------------------------------
                                                         BASIC        DILUTED              BASIC        DILUTED
                                                         -----        -------              -----        -------
Discontinued operations.........................       $ (0.05)       $ (0.05)            $ 0.23         $ 0.23

6.       SHAREHOLDERS' EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

         The following table summarizes the change in distributions in excess of accumulated earnings:


         Balance, January 1, 2003..................................           $  (205,040)
              Distributions declared, $0.4808 per share............               (16,543)
              Preferred stock dividends............................                (2,958)
              Net income...........................................                 5,564
                                                                              -----------
         Balance, March 31, 2003...................................           $  (218,977)
                                                                              ===========

7.       SEGMENT REPORTING

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

         Selected information about reportable segments of the Company is summarized in the table below:

                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                     --------------------------------------------------------
                                                                    COMMUNITY
                                                         MALLS       CENTERS        CORPORATE         TOTAL
                                                     ----------     ----------     ----------      ----------
         Total revenues ........................     $   67,860     $    9,454     $      418      $   77,732
         Total operating expenses ..............         44,362          3,682          3,679          51,723
                                                     ----------     ----------     ----------      ----------
         Operating income (loss) ...............     $   23,498     $    5,772     $   (3,261)     $   26,009
                                                     ==========     ==========     ==========      ==========

         Equity in income (loss) of
           unconsolidated entities .............     $      686     $      123     $               $      809
                                                     ==========     ==========     ==========      ==========

         Net property and equipment ............     $1,298,780     $  183,487     $   10,876      $1,493,143
                                                     ==========     ==========     ==========      ==========

         Investment in unconsolidated entities .     $   23,628     $    3,479     $               $   27,107
                                                     ==========     ==========     ==========      ==========

                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                     --------------------------------------------------------
                                                                    COMMUNITY
                                                        MALLS        CENTERS       CORPORATE         TOTAL
                                                     ----------     ----------     ----------      ----------
         Total revenues ........................     $   52,928     $    7,186     $      768      $   60,882
         Total operating expenses ..............         31,682          2,863          3,102          37,647
                                                     ----------     ----------     ----------      ----------
         Operating income (loss) ...............     $   21,246     $    4,323     $   (2,334)     $   23,235
                                                     ----------     ==========     ==========      ----------

         Equity in income (loss) of
           unconsolidated entities .............     $      474     $      163     $               $      637
                                                     ==========     ==========     ==========      ==========

         Net property and equipment ............     $1,080,076     $  429,031     $   14,052      $1,523,159
                                                     ==========     ==========     ==========      ==========

         Investment in unconsolidated entities..     $   45,939     $    4,101     $               $   50,040
                                                     ==========     ==========     ==========      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.       RELATED PARTY TRANSACTIONS

         The Company paid the Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $2 and $106 for the three months ended March 31, 2003 and $7 and $91 for the quarter ended March 31, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the three months ended March 31, 2003 and $36 was paid to CFI during the three months ended March 31, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $26 and $1 for the three months ended March 31, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,011 and $203 for the three months ended March 31, 2003 and 2002, respectively, for services provided to these joint ventures.

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement dated October 13, 2000 with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4,000 letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002, the Company accrued $40 as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224 for the year ended December 31, 2002. The commission rates associated with the insurance policies for 2003 have not yet been finalized by the carriers.

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

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall L.P. for $5,500, which was paid $2,324 in cash and $3,176 in the form of 195,149 operating partnership units.

         The Company provides management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the three months ended March 31, 2002, the Company recognized fee income of $132 under such agreement. Total revenues and net loss of San Mall, LLC were $3,385 and $(2) respectively, for the three months ended March 31, 2002.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000, from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William
R. Husted, Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5,000 which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4,873 and $4,936 was included in accounts payable at March 31, 2003 and 2002, respectively, related to this transaction. Interest paid was $75 and $75 for the quarter ended March 31, 2003 and 2002, respectively. The remaining balance of this loan of $4,861 was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher, who are also executive officers and/or trustees of the Company (collectively, the "Glimcher Entities"). In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of March 31, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and
(iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $73 and $67 for the three months ended March 31, 2003 and 2002, respectively, and prepaid rent from these tenants was $23 and $0 for the three month ended March 31, 2003 and 2002, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $6 for the three months ended March 31, 2003.

9.       CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon refinancing of the construction loan on April 1, 2003, these guarantees were released. In connection with the new mortgage loan the Operating Partnership provided the lender with a guarantee of $4,041 until certain tenant allowances are paid.

         As of March 31, 2003, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

10.      DERIVATIVES AND HEDGING ACTIVITIES

         The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138.

         During the three months ended March 31, 2003, the Company recognized additional other comprehensive income of $586 to adjust the carrying amount of the interest rate swaps and caps to their fair values at March 31, 2003, which includes $1,533 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $94 in minority interest participation. During the three months ended March 31, 2002, the Company recognized additional other comprehensive income of $1,935 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2002, net of $2,582 in reclassifications to earnings for interest rate swap settlements during the period and $248 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of March 31, 2002. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                       INTEREST
               HEDGE TYPE                         NOTIONAL VALUE         RATE          MATURITY        FAIR VALUE
               ----------                         --------------         ----          --------        ----------

          Swap - Cash Flow......................      $110,000           5.39%      Jan. 31, 2004       $(4,214)
          Swap - Cash Flow......................      $162,000           2.34%      June 15, 2004       $(2,158)
          Sold Cap - Cash Flow..................      $162,000           7.00%      June 15, 2004       $    (1)
          Cap - Cash Flow.......................      $165,000           7.00%      June 15, 2004       $     1
          Cap - Cash Flow.......................      $ 45,000           8.00%      July 15, 2003             -
          Cap - Cash Flow.......................      $ 40,000           6.00%      Sept. 1, 2003             -
          Cap - Cash Flow.......................      $130,000           6.25%      Nov. 10, 2003             -

         On March 31, 2003 and 2002, the derivative instruments were reported at their aggregate fair value of $(6,372) and $(4,855), respectively, in accounts payable and accrued expenses, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the three months ended March 31, 2003.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

11.      DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first three months of 2003, the Company sold one community center for $9,257 and had two community centers reflected as held for sale. The Company recognized a net loss of $2,107 in connection with the three community centers, which, in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $439 and $528 for the three months ended March 31, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers

         At March 31, 2003, the two community centers held for sale are Sunbury Plaza, in Sunbury, PA and Hills Plaza East, in Erie, PA. Net property and equipment includes $2,163 and $2,422, respectively, for these community centers which were unencumbered at March 31, 2003. The $2,107 loss on sales of properties and properties held for sale includes $2,296 of an impairment loss related to these two community centers. On May 5, 2003, the Company sold Sunbury Plaza.

12.      ACQUISITIONS

         The Company accounts for acquisitions under the purchase method of accounting. Consistent with its strategy to selectively acquire strategically located properties in markets where management generally has extensive operating experience and/or where it can capitalize on its strong relationships with national, regional and local retailers in the first three months of 2003, the Company acquired the remaining 50.0% ownership interest in Colonial Park Mall Limited Partnership for $5,500 in cash, assumption of existing mortgage notes payable of $34,255 and assumption of net assets and liabilities. Colonial Park Mall Limited Partnership, is the owner of Colonial Park Mall, a regional mall in Harrisburg, PA.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (the "Company" or "GRT") including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of certain properties to take place; the failure of the Company to use sale proceeds to reduce debt; the failure of the Company to close loan refinancings as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

         Total revenues increased 27.7%, or $16.9 million, for the quarter ended March 31, 2003. Of the $16.9 million increase, $14.9 million was the result of increased revenues at the malls (including a $11.9 million increase from acquisitions), $2.3 million was a result of increased revenues at the community centers and $300,000 was a result of corporate revenue decreases in fee income, primarily as a result of the consolidation of five malls previously accounted for as joint ventures. Acquisitions for the three months ended March 31, 2003, reflect the inclusion in the consolidated financial statements of Colonial Park Mall effective March 6, 2003, Dayton Mall and SuperMall of the Great Northwest effective August 5, 2002 and Almeda Mall and Northwest Mall effective November 18, 2002, as a result of the Company's acquisition of the third party interests in the entities owning these Properties.

Minimum rents

         Minimum rents increased 31.8% or $11.7 million for the three months ended March 31, 2003.

                                                    INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                          ---------------------------------------------------------
                                                             COMMUNITY                   PERCENT
                                            MALLS             CENTERS       TOTAL         TOTAL
                                            -----             -------       -----         -----
         Same center                        $ 2.3              $2.0       $  4.3          11.7%
         Acquisitions                         7.4               0.0          7.4          20.1
                                            -----              ----      -------          ----
                                            $ 9.7              $2.0        $11.7          31.8%
                                            =====              ====      =======          ====

         The same center mall increase of $2.3 million from the comparable period in 2002 includes incremental termination income of $2.5 million and a reduction of $142,000 as a result of anchor tenant bankruptcies. The community centers same center increase of $2.0 million is primarily related to an increase in termination income of $2.4 million, offset by a $400,000 reduction as a result of anchor tenant bankruptcies.

Tenant reimbursements

         Tenant reimbursements reflect an increase of 29.3%, or $5.2 million for the three months ended March 31, 2003.

                                                     INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                         ---------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                            MALLS            CENTERS               TOTAL         TOTAL
                                         ----------         ---------              -----        -------
         Same center                         $1.0             $ 0.5                $1.5           8.5%
         Acquisitions                         3.7               0.0                 3.7          20.8
                                             ----             -----                ----          ----

                                             $4.7             $ 0.5                $5.2          29.3%
                                             ====             =====                ====          ====

Other revenues

         The $250,000 decrease in other revenues is primarily the result of an $850,000 decrease in fee income, formerly charged to unconsolidated joint ventures that are now consolidated, and a $400,000 gain on the disposition of short-term investments relating to the defeasance of debt securities on February 4, 2002. These decreases are offset by a $750,000 increase in temporary tenant income of the malls and a $200,000 increase in Ohio Entertainment Corporation ("OEC") revenue. OEC has operated a theater at one mall since 2001 and began operating a skating rink at another mall in the first three months of 2002; the revenues and expenses of these operations are included in other revenues and other operating expenses.

EXPENSES

         Total expenses increased 37.4% or $14.1 million, for the three months ended March 31, 2003. Real estate taxes and property operating expenses increased $6.6 million, the provision for doubtful accounts increased $5.6 million, other operating expenses increased $141,000, depreciation and amortization increased $2.2 million and general and administrative expenses decreased $470,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 33.8%, or $6.6 million, for the three months ended March 31, 2003.

                                                      INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                            COMMUNITY                           PERCENT
                                            MALLS            CENTERS             TOTAL           TOTAL
                                            -----            -------             -----           -----
         Same center                       $  1.3            $   0.8            $   2.1          10.8%
         Acquisitions                         4.5                0.0                4.5          23.0
                                           ------            -------            -------          ----
                                           $  5.8            $   0.8            $   6.6          33.8%
                                           ======            =======            =======          ====

Provision for doubtful accounts

         The provision for doubtful accounts was $6.3 million for the three months ended March 31, 2003 and $691,000 for the corresponding period in 2002.

         During the first three months of 2003, the Company increased its provision for doubtful accounts by $5.6 million. The increase includes a specific provision attributable to prior year estimated tenant recoveries for common area maintenance, real estate taxes and insurance at the Company's three value malls (Jersey Gardens, Great Mall of the Great Plains and SuperMall of the Great Northwest) as well as settlement of past due billings resolved during the first three months of 2003. The Company's policy is to record the estimated recovery as an accounts receivable monthly throughout the year, and based on actual expenses incurred, true-up the recorded receivable subsequent to the finalization of the Company's prior year financial results.

Other Operating Expenses

         Other operating expenses were $1.8 million for the three months ended March 31, 2003 as compared to $1.6 million for the corresponding period in 2002. The increase is due to $100,000 of expanded OEC activity and $100,000 due to the consolidation of five malls which were previously reflected as joint ventures.

Depreciation and Amortization

         The $2.2 million increase in depreciation and amortization consists primarily of increases from mall acquisitions.

General and Administrative

         General and administrative expense was $2.0 million and represented 2.6% of total revenues for the three months ended March 31, 2003, compared to $2.5 million and 4.1% of total revenues for the corresponding period in 2002. In 2002, the Company reduced corporate headcount by approximately 10.0% in the first quarter, and did not grant general salary increases.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 15.8%, or $3.6 million for the three months ended March 31, 2003. The summary below identifies the decrease by its various components (dollars in thousands).


                                                                   THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------------------
                                                          2003              2002          INC.(DEC.)
                                                          ----              ----          ----------
         Average loan balance ...................     $ 1,118,921       $ 1,147,325      $   (28,404)
         Average rate ...........................            6.43%             7.07%            (.64)%

         Total interest .........................     $    17,987       $    20,267      $    (2,280)
         Amortization of loan fees and write-offs           1,243             2,363           (1,120)
         Capitalized interest & other (1) .......             (85)              108             (193)
                                                      -----------       -----------      -----------
         Interest expense .......................     $    19,145       $    22,738      $    (3,593)
                                                      ===========       ===========      ===========

(1) Other consists primarily of interest costs billed to joint venture entities and administrative and servicing fees.


EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES, NET

         The $172,000 increase in the equity in income (loss) of unconsolidated entities, net consists primarily of an increase from Polaris Fashion Place which opened October 25, 2001. This is partially offset by the elimination of equity income from five joint venture interests acquired by the Company in 2002 and the first three months of 2003.


DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first quarter of 2003, the Company sold one community center for $9.3 million, recognized two community centers as held for sale and recognized a net loss of $2.1 million, which , in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for the three community centers were $439,000 and $528,000 for the quarters ended March 31, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

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

         The Company, through the Operating Partnership, has entered into a Credit Facility with several financial institutions that provides the Company with the ability to borrow up to $170.0 million. The Credit Facility expires January 31, 2004 and is collateralized with first mortgage liens on three malls (Indian Mound Mall, New Towne Mall and The Mall at Fairfield Commons) and one community center (Ohio River Plaza). The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate equal to LIBOR plus 1.80% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.20% per annum on the outstanding borrowings at March 31, 2003). Payments due under the Credit Facility are guaranteed by the Company. During the first three months of 2003, the weighted average interest rate was 6.13% per annum after giving effect to the swap agreement. At March 31, 2003, the outstanding balance on the Credit Facility was $149.2 million. Additionally, $8.5 million represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility.

         Total debt increased by $46.5 million during 2003. The change in outstanding borrowings is summarized as follows (in thousands):

                                                            MORTGAGE         NOTES           TOTAL
                                                             NOTES          PAYABLE         PAYABLE
                                                           ----------       --------      ----------
   December 31, 2002....................................   $  956,130       $139,800      $1,095,930
   Acquired mortgage debt:
     Colonial Park Mall................................        34,255                         34,255
   New mortgage debt...................................         5,000                          5,000
   Debt amortization payments in 2003..................        (2,146)                        (2,146)
   Net borrowings, line of credit......................                        9,400           9,400
                                                           ----------       --------      ----------
   March 31, 2003......................................    $  993,239       $149,200      $1,142,439
                                                           ==========       ========      ==========

         During the first three months of 2003, the Company borrowed an additional $5.0 million secured by a first mortgage lien on Artesian Square, which bears interest at LIBOR plus 1.95% per annum (3.26% at March 31, 2003).

         At March 31, 2003, the Company's Credit Facility was collateralized with first mortgage liens on four Properties having net book value of $128.4 million and its mortgage notes payable were collateralized with first mortgage liens on Properties having a net book value of $1,248.8 million. The Company also owned 31 unencumbered Properties having a net book value of $116.0 million at that date. Certain of the loans are cross-collateralized as part of a group of Properties under a single loan, certain of the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan.

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

         During the first three months of 2003, the Company sold one community center for $9.3 million. In accordance with SFAS No. 144, the sold property is reported as Discontinued Operations.

         In the first quarter of 2003, the Company acquired the remaining 50.0% ownership interest in Colonial Park Mall Limited Partnership, for $5.5 million in cash, assumption of existing mortgage notes payable of $34.3 million and assumption of net assets and liabilities. Colonial Park Mall Limited Partnership, is the owner of Colonial Park Mall, a mall in Harrisburg, Pennsylvania.

         The Company's long term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under its Credit Facility, construction financing, long-term mortgage debt, the venture structure for acquisitions and developments, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments.

         At March 31, 2003, the Company's total-debt-to-total-market capitalization has been reduced to 57.3%, compared to 57.9% at December 31, 2002 and 61.3% at March 31, 2002. The Company is working to reduce this ratio to approximately 55.0% by reducing outstanding debt. The Company expects to utilize the proceeds from future asset sales to reduce debt and to the extent that market capitalization remains in the current range to acquire additional regional mall properties.

         Net cash provided by operating activities for the three months ended March 31, 2003, was $21.6 million versus $8.8 million for the corresponding period of 2002. Net income adjusted for non-cash items accounted for a $6.2 million increase as the gain/loss on sales of properties from discontinued operations and properties held for sale decreased $5.0 million when compared to the first three months of 2002. Changes in operating assets and liabilities accounted for a $6.6 million increase. The change in operating assets and liabilities reflects lower accounts payable and a reduction in accrued real estates taxes due to the timing of payments.

         Net cash used in investing activities for three months ended March 31, 2003, was $11.0 million. It primarily reflects investments in unconsolidated entities of $10.6 million and acquisitions and additions to investment in real estate of $7.5 million, netted with proceeds from the sale of assets of $9.3 million.

         Net cash used in financing activities for the three months ended March 31, 2003, was $7.4 million. Cash was used to fund distributions of $21.1 million and make principal payments on mortgage and notes payable of $2.1 million. Cash was provided by issuance of a new mortgage of $5.0 million, proceeds from the Credit Facility borrowings of $9.4 million and proceeds of issuance of shares under our dividend reinvestment and option programs of $1.3 million.

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

Malls

         During the first three months of 2003 anchor vacancy in the mall store portfolio declined by approximately 25,000 square feet. During the quarter the Company executed a lease termination agreement for a 64,000 square foot Ohshmans Sports Store at The Great Mall of the Great Plains. In January 2003, Kmart announced its intention to close an 83,000 square foot store at Southside Mall in Oneonta, New York. The rejection of this lease was confirmed by the courts in April 2003. The Company opened two new anchor stores during the quarter, an approximately 65,000 square foot Steve & Barry's at Grand Central Mall and a 24,000 square foot shoe retailer at Northwest Mall.

Community Centers

         Anchor vacancy was unchanged during the quarter. The Company executed a lease for the former 77,000 square foot Ames location at Middletown Plaza. The Company also entered into a contract to sell one former Kmart location and two former Ames locations, all of which are expected to close during the second quarter.

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

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended March 31, 2003. The percentage change is based on those tenants reporting sales for the twenty four month period ended March 31, 2003.


                                        MALLS                  COMMUNITY CENTERS
                               -------------------------  ---------------------------
         PROPERTY TYPE         SALES PSF    % INC.(DEC.)    SALES PSF    % INC.(DEC.)
         -------------         ---------    ------------  -------------  ------------

         Anchors.............   $154.53          0.4%       $270.00        (0.6)%
         Stores..............   $297.68        (0.3)%       $250.39        (1.2)%
         Total...............   $225.85        (0.1)%       $267.03        (0.7)%

         Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                              ------------------------------------------------------------
                                             3/31/03     12/31/02      9/30/02       6/30/02      3/31/02
                                             -------     --------      -------       -------      --------

     Mall Anchors........................     94.7%        94.5%        94.5%         94.7%        94.7%
     Mall Stores.........................     89.4%        90.1%        88.0%         86.8%        86.2%
     Total Mall Portfolio................     92.7%        92.9%        92.1%         91.8%        91.6%
     Community Center Anchors............     71.3%        72.3%        80.7%         87.4%        89.6%
     Community Center Stores.............     81.8%        82.8%        83.0%         83.9%        83.9%
     Single Tenant Retail Properties.....    100.0%       100.0%       100.0%        100.0%       100.0%
     Total Community Center Portfolio....     74.6%        75.5%        81.6%         87.0%        88.7%

1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.
2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

RELATED PARTY TRANSACTIONS

         The Company paid the Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $2,000 and $106,000 for the three months ended March 31, 2003 and $7,000 and $91,000 for the quarter ended March 31, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the three months ended March 31, 2003 and $36,000 was paid to CFI during the three months ended March 31, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $26,000 and $1,000 for the three months ended March 31, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1.0 million and $203,000 for the three months ended March 31, 2003 and 2002, respectively, for services provided to these joint ventures.

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement dated October 13, 2000 with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4.0 million letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002, the Company accrued $40,000 as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224,000 for the year ended December 31, 2002. The commission rates associated with the insurance policies for 2003 have not yet been finalized by the carriers.

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

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall L.P. for $5.5 million which was paid $2.3 million in cash and $3.2 million in the form of 195,149 operating partnership units.

         The Company provides management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the three months ended March 31, 2002, the Company recognized fee income of $132,000 under such agreement. Total revenues and net loss of San Mall, LLC were $3.4 million and $(2,000) respectively, for the three months ended March 31, 2002.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5.0 million, from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William R. Husted, Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5.0 million which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4.9 million and $5.0 million was included in accounts payable at March 31, 2003 and 2002, respectively, related to this transaction. Interest paid was $75,000 and $75,000 for the quarter ended March 31, 2003 and 2002, respectively. The remaining balance of this loan of $4.9 million was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher, who are also executive officers and/or trustees of the Company (collectively, the "Glimcher Entities"). In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of March 31, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and
(iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $73,000 and $67,000 for the three months ended March 31, 2003 and 2002, respectively, and prepaid rent from these tenants was $23,000 for the three month ended March 31, 2003.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a mall in which the Company has a joint venture interest. Minimum rent was $6,000 for the three months ended March 31, 2003.

FUNDS FROM OPERATIONS

         The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. The Company believes that Funds From Operations ("FFO") is a supplemental measure of the Company's operating performance as it is a recognized metric used extensively by the real estate industry, in particular, real estate investment trusts.

         The following table illustrates the calculation of FFO for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------
                                                                              2003         2002
                                                                            --------     --------
Net income available to common shareholders ...........................     $  2,606     $  5,567
Add back (less):
     Real estate depreciation and amortization ........................       15,167       14,657
     Share of joint venture real estate depreciation and amortization .        1,035        2,071
     Minority interest in operating partnership .......................          243          564
     Discontinued operations: Loss (gain) on sales of properties and
       properties held for sale .......................................        2,107       (2,870)
                                                                            --------     --------
Funds from operations .................................................     $ 21,158     $ 19,989
                                                                            ========     ========

         FFO increased 5.8% or $1.2 million for the three months ended March 31, 2003. The three months ended March 31, 2003 includes the consolidation of Dayton Mall and SuperMall of the Great Northwest effective August 5, 2002, the consolidation of Almeda Mall and Northwest Mall effective November 18, 2002, and the consolidation of Colonial Park Mall effective March 6, 2003, while 2002 results reflect these Properties as joint ventures. The Company completed a follow-on equity offering of Shares at the beginning of the third quarter of 2002 and used the proceeds to acquire the equity interests in Dayton Mall and SuperMall of the Great Northwest and to reduce outstanding debt. The impact of the above transaction was to increase net income available to common shareholders and total FFO, however, the number of Shares outstanding also increased.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2003 and 2002 approximately 70.8% and 69.3%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 5.42 years and 5.13 years, respectively, and weighted-average interest rates of approximately 7.10% and 7.69%, respectively. The remainder of the Company's debt at March 31, 2003 and 2002, bears interest at variable rates with weighted-average interest rates of approximately 5.09% and 5.78%, respectively.

         At March 31, 2003 and 2002, the fair value of the Company's debt (excluding it's Credit Facility) was $1,051.3 million and $1,024.3 million, respectively, compared to its carrying amounts of $993.2 million and $1,029.8 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2003 and 2002, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $400,000 and $600,000, respectively, and decrease the fair value of debt by approximately $29.4 million and $21.0 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $400,000 and $500,000, respectively, and increase the fair value of debt by approximately $31.6 million and $29.0 million, at the respective balance sheet dates.

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

                 None

    ITEM 5.      OTHER INFORMATION

                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)       Exhibits

                 10.176 Mortgage Note dated as of February 21, 2003 issued by Glimcher Properties Limited Partnership in the amount of five million dollars ($5,000,000.00).

                 10.177 Mortgage, Assignment of Rents Security Agreement and Fixture Filing by Glimcher Properties Limited Partnership to Bank One, NA dated as of February 21, 2003.

                 99.1 Certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (b)       Reports on Form 8-K

                 On April 25, 2003, the Company filed a report on Form 8-K regarding its press release dated April 24, 2003 announcing results for its first quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GLIMCHER REALTY TRUST




May 9, 2003               /s/ Herbert Glimcher
-------------------       ----------------------------------------------------
                          Herbert Glimcher, Chairman of the Board &
                          Chief Executive Officer (Principal Executive Officer)




May 9, 2003               /s/ Melinda A. Janik
-------------------       ----------------------------------------------------
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


Date:  May 9, 2003


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


Date:  May 9, 2003


                                           /s/ Melinda A. Janik
                                           -----------------------------------
                                           Melinda A. Janik
                                           Senior Vice President and
                                           Chief Financial Officer