Form 10-Q
period 2003-06-30
GLIMCHER REALTY TRUST
filed 2003-08-12
CIK 912898

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 001-12482

                              GLIMCHER REALTY TRUST

             (Exact name of registrant as specified in its charter)

                    MARYLAND                                  31-1390518
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                150 E. GAY STREET                                43215
                 COLUMBUS, OHIO                               (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (614) 621-9000

                    20 S. THIRD STREET, COLUMBUS, OHIO 43215
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Exchange). YES  X   NO
                                                         ---     ---

As of August 6, 2003 there were 34,880,974 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                 1 of 30 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                            3

         Consolidated Statements of Operations and Comprehensive Income
           for the three months ended June 30, 2003 and 2002                                              4

         Consolidated Statements of Operations and Comprehensive Income
           for the six months ended June 30, 2003 and 2002                                                5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002            6

         Notes to Consolidated Financial Statements                                                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 26

     Item 4.  Controls and Procedures                                                                    27


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          28

     Item 2.  Changes in Securities and Use of Proceeds                                                  28

     Item 3.  Defaults Upon Senior Securities                                                            28

     Item 4.  Submission of Matters to a Vote of Security Holders                                        28

     Item 5.  Other Information                                                                          28

     Item 6.  Exhibits and Reports on Form 8-K                                                           28


SIGNATURES                                                                                               30

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                             JUNE 30, 2003    DECEMBER 31, 2002
                                                                             -------------    -----------------

Investment in real estate:
   Land ..............................................................        $   225,277         $   215,758
   Buildings, improvements and equipment .............................          1,594,822           1,565,709
   Developments in progress ..........................................             24,690              20,740
                                                                              -----------         -----------
                                                                                1,844,789           1,802,207
   Less accumulated depreciation .....................................            365,918             332,124
                                                                              -----------         -----------
     Net property and equipment ......................................          1,478,871           1,470,083
   Investment in unconsolidated real estate entities .................             10,543              23,047
                                                                              -----------         -----------
     Net investment in real estate ...................................          1,489,414           1,493,130
                                                                              -----------         -----------

Cash and cash equivalents ............................................             13,611              11,309
Restricted cash ......................................................             22,713              18,566
Tenant accounts receivable, net ......................................             54,019              68,576
Deferred expenses, net ...............................................             26,537              26,161
Prepaid and other assets .............................................             13,515              14,691
                                                                              -----------         -----------
                                                                              $ 1,619,809         $ 1,632,433
                                                                              ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ...............................................        $ 1,001,411         $   956,130
Notes payable ........................................................            125,000             139,800
Accounts payable and accrued expenses ................................             46,149              59,934
Distributions payable ................................................             21,245              21,057
                                                                              -----------         -----------
                                                                                1,193,805           1,176,921
                                                                              -----------         -----------
Commitments and contingencies

Minority interest in operating partnership ...........................             27,549              29,020
                                                                              -----------         -----------

Shareholders' equity:
   Series B cumulative preferred shares of beneficial interest, $0.01
     par value, 5,118,000 shares issued and outstanding ..............            127,950             127,950
   Common shares of beneficial interest, $0.01 par value,
     and 34,717,767 and 34,314,646 shares issued and outstanding as of
     June 30, 2003 and December 31, 2002, respectively ...............                347                 343
  Additional paid-in capital .........................................            514,176             509,401
  Distributions in excess of accumulated earnings ....................           (239,599)           (205,040)
  Accumulated other comprehensive (loss) .............................             (4,419)             (6,162)
                                                                              -----------         -----------
                                                                                  398,455             426,492
                                                                              -----------         -----------
                                                                              $ 1,619,809         $ 1,632,433
                                                                              ===========         ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2003             2002
                                                                              ----             ----
Revenues:
     Minimum rents ................................................        $ 44,484         $ 35,968
     Percentage rents .............................................           1,546            1,164
     Tenant reimbursements ........................................          20,643           18,639
     Other ........................................................           4,147            5,225
                                                                           --------         --------
         Total revenues ...........................................          70,820           60,996
                                                                           --------         --------
Expenses:
     Real estate taxes ............................................           8,405            6,518
     Property operating expenses ..................................          17,581           13,855
                                                                           --------         --------
                                                                             25,986           20,373
     Provision for doubtful accounts ..............................           7,970              840
     Other operating expenses .....................................           1,679            1,406
     Depreciation and amortization ................................          16,083           12,743
     General and administrative ...................................           2,539            2,645
                                                                           --------         --------
         Total expenses ...........................................          54,257           38,007
                                                                           --------         --------

         Operating income .........................................          16,563           22,989

Interest income ...................................................              53              141
Interest expense ..................................................          19,642           21,236
Equity in income of unconsolidated entities, net ..................             580              603
                                                                           --------         --------
(Loss) income before minority interest in operating partnership,
     discontinued operations and gain on sale of assets ...........          (2,446)           2,497
                                                                           --------         --------
Minority interest in operating partnership ........................            (365)             312
                                                                           --------         --------
(Loss) income from continuing operations ..........................          (2,081)           2,185
Discontinued operations:
     Gain (loss) on sales of properties ...........................              47             (434)
     (Loss) income from operations ................................          (1,090)           4,353
                                                                           --------         --------
(Loss) income before gain from sale of assets .....................          (3,124)           6,104
Gain on sale of assets ............................................           2,156
                                                                           --------         --------
       Net (loss) income ..........................................            (968)           6,104
Less: Preferred stock dividends ...................................           2,959            2,958
                                                                           --------         --------
       Net  (loss) income available to common shareholders ........        $ (3,927)        $  3,146
                                                                           ========         ========

EPS available to common shareholders from continuing operations ...        $  (0.09)        $  (0.01)
Discontinued operations ...........................................        $  (0.02)        $   0.11
EPS (basic) .......................................................        $  (0.11)        $   0.10

EPS available to common shareholders from continuing operations ...        $  (0.08)        $  (0.01)
Discontinued operations ...........................................        $  (0.03)        $   0.11
EPS (diluted) .....................................................        $  (0.11)        $   0.10

Cash distributions declared per common share of beneficial interest        $ 0.4808         $ 0.4808
                                                                           ========         ========

Net (loss) income .................................................        $   (968)        $  6,104
Other comprehensive income on derivative instruments, net .........           1,157              461
                                                                           --------         --------
Comprehensive income ..............................................        $    189         $  6,565
                                                                           ========         ========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2003              2002
                                                                              ----              ----
Revenues:
    Minimum rents .................................................        $  92,963         $  72,760
    Percentage rents ..............................................            2,930             2,352
    Tenant reimbursements .........................................           43,684            36,464
    Other .........................................................            8,975            10,302
                                                                           ---------         ---------
Total revenues ....................................................          148,552           121,878
                                                                           ---------         ---------
Expenses:
     Real estate taxes ............................................           16,329            13,404
     Property operating expenses ..................................           35,691            26,432
                                                                           ---------         ---------
                                                                              52,020            39,836
    Provision for doubtful accounts ...............................           14,252             1,531
    Other operating expenses ......................................            3,446             3,032
    Depreciation and amortization .................................           31,681            26,096
    General and administrative ....................................            4,581             5,159
                                                                           ---------         ---------
       Total expenses .............................................          105,980            75,654
                                                                           ---------         ---------

       Operating income ...........................................           42,572            46,224

Interest income ...................................................              104               359
Interest expense ..................................................           38,787            43,974
Equity in income of unconsolidated entities, net ..................            1,389             1,240
                                                                           ---------         ---------
Income before minority interest in operating partnership,
 discontinued operations and gain on sale of assets ...............            5,278             3,849
Minority interest in operating partnership ........................             (122)              876
                                                                           ---------         ---------
Income from continuing operations .................................            5,400             2,973
Discontinued operations:
     (Loss) gain on sales of properties ...........................           (2,060)            2,436
     (Loss) income from operations ................................             (900)            9,220
                                                                           ---------         ---------
Income before gain on sale of assets ..............................            2,440            14,629
Gain on sale of assets ............................................            2,156
                                                                           ---------         ---------
       Net income .................................................            4,596            14,629
Less: Preferred stock dividends ...................................            5,917             5,917
                                                                           ---------         ---------
       Net (loss) income available to common shareholders .........        $  (1,321)        $   8,712
                                                                           =========         =========

EPS available to common shareholders from continuing operations ...        $    0.04         $   (0.06)
Discontinued operations ...........................................        $   (0.08)        $    0.35
EPS (basic) .......................................................        $   (0.04)        $    0.29

EPS available to common shareholders from continuing operations ...        $    0.04         $   (0.06)
Discontinued operations ...........................................        $   (0.08)        $    0.34
EPS (diluted) .....................................................        $   (0.04)        $    0.28

Cash distributions declared per common share of beneficial interest        $  0.9616         $  0.9616
                                                                           =========         =========

Net income ........................................................        $   4,596         $  14,629
Other comprehensive income (loss) on derivative instruments, net ..            1,743             2,396
                                                                           ---------         ---------
Comprehensive income ..............................................        $   6,339         $  17,025
                                                                           =========         =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLIMCHER REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       2003               2002
                                                                                       ----               ----

Cash flows from operating activities:

     Net income .............................................................        $   4,596         $  14,629
         Adjustments to reconcile net income to net cash provided by operating activities:
              Provision for doubtful accounts ...............................           15,395             1,738
              Depreciation and amortization .................................           31,752            29,797
              Loan fee amortization and debt extinguishment cost ............            2,613             4,069
              (Income) loss of unconsolidated entities, net .................           (1,389)           (1,240)
              Capitalized development costs charged to expense ..............              246               453
              Minority interest in operating partnership ....................             (122)              876
              Loss (gain) on sales of properties from discontinued operations
                and properties held for sale ................................            2,060            (2,436)
              Gain on sales of assets .......................................           (2,156)
     Net changes in operating assets:
              Tenant accounts receivable, net ...............................              435            (2,428)
              Prepaid and other assets ......................................              322            (4,806)
              Accounts payable and accrued expenses .........................          (13,277)          (15,738)
                                                                                     ---------         ---------

                 Net cash provided by operating activities ..................           40,475            24,914
                                                                                     ---------         ---------

Cash flows from investing activities:

         Additions to investment in real estate .............................          (13,163)           (9,074)
         Distributions from (investment in) unconsolidated entities, net ....            3,153            (1,057)
         Proceeds from sale of properties - discontinued operations .........           13,209            22,340
         Proceeds from sale of assets .......................................            6,008
         (Payments to) withdrawals from restricted cash .....................           (3,493)           41,073
         Additions to deferred expenses .....................................           (4,982)           (6,241)
                                                                                     ---------         ---------

                 Net cash provided by investing activities ..................              732            47,041
                                                                                     ---------         ---------

Cash flows from financing activities:

         Payments on revolving line of credit, net ..........................          (14,800)           (5,600)
         Proceeds from issuance of mortgage and notes payable ...............          145,000           188,337
         Principal payments on mortgage and notes payable ...................         (133,974)         (230,038)
         Net proceeds from issuance of shares ...............................            6,970             8,830
         Cash distributions .................................................          (42,101)          (38,081)
                                                                                     ---------         ---------

                 Net cash used in financing activities ......................          (38,905)          (76,552)
                                                                                     ---------         ---------

Net change in cash and cash equivalents .....................................            2,302            (4,597)

Cash and cash equivalents, at beginning of period ...........................           11,309             8,709
                                                                                     ---------         ---------

Cash and cash equivalents, at end of period .................................        $  13,611         $   4,112
                                                                                     =========         =========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              GLIMCHER REALTY TRUST
                         NOTES TO CONSOLIDATED FINANCIAL
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of: (a) Glimcher Realty Trust (the "Company" or "GRT"); (b) Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP") (91.5% and 91.3% owned by GRT at June 30, 2003 and December 31, 2002), of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is the sole general partner; (c) eight Delaware limited partnerships (Colonial Park Mall Limited Partnership, Grand Central Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership, Catalina Partners Limited Partnership, Loyal Plaza Venture Limited Partnership, Glimcher Loyal Plaza Tenant Limited Partnership, and San Mall Limited Partnership); (d) twenty-two Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, LC Portland, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, Fairfield Village, LLC, Great Plains MetroMall, LLC, GB Northtown, LLC and Glimcher Jersey Gardens, LLC); (e) one Colorado limited liability company (Olathe Mall, LLC); (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership); and (g) twenty Delaware corporations, (Glimcher Grand Central, Inc., Glimcher Morgantown Mall, Inc., Glimcher Tampa, Inc., Glimcher Weberstown, Inc., Glimcher Blaine, Inc., Glimcher Montgomery, Inc., GP Olathe, Inc., GP Metromall, Inc., Glimcher Johnson City, Inc., Glimcher Mount Vernon, Inc., Glimcher Auburn, Inc., Glimcher Dayton Mall, Inc., Glimcher Colonial Trust, Glimcher Colonial Park Mall, Inc., Colonial Park Trust, Glimcher Loyal Plaza, Inc., Glimcher Loyal Plaza Tenant, Inc., San Mall Corporation, Glimcher JG Urban Renewal, Inc., and N.J. Metromall Urban Renewal, Inc. (wholly owned by JG Mezzanine, LLC)). All of the above entities are wholly owned by GRT, GPLP and/or GPC. In 2003, the Company held percentage ownership interests in the consolidated entities ranging from 91.3% to 100.0%. GRT and the Operating Partnership have investments in several joint ventures which are accounted for under the equity method. The Operating Partnership is (i) a 49.0% member in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware corporation that is wholly owned by GRT, is a 1.0% member, (ii) a 19.0% member in Charlotte Eastland Mall, LLC, a Delaware limited liability company, of which Glimcher Eastland, Inc., that is wholly owned by GRT, is a 1.0% member; and (iii) a 39.29% member in Polaris Mall, LLC, which owns 100% of PFP Columbus, LLC, both Delaware limited liability companies. Glimcher Development Corporation ("GDC") and its 100% owned subsidiary, Ohio Entertainment Corporation ("OEC"), both Delaware corporations, are 100.0% owned by the Operating Partnership. GDC provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Inter-entity balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

         The December 31, 2002 balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Form 10-K for the year ended December 31, 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $21,761 and $21,938 at June 30, 2003 and December 31, 2002, respectively. Percentage rents, which are based on tenants' sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Tenant reimbursements represent recoveries from tenants for common area maintenance (CAM) expenses, real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of fee income, which relates to property management services, and are recognized in the period in which the service is performed, temporary tenant revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Tenant Accounts Receivable

         Tenant accounts receivable are stated net of allowance for doubtful accounts of $9,920 and $6,253 at June 30, 2003 and December 31, 2002, respectively. The increase in the allowance balance primarily relates to specific provisions attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance as well as a reserve for anticipated bankruptcy settlements for some major tenants and reserves for other troubled tenants.

         The Company records a provision for credit losses based on a tenant's creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company's historical experience.

Stock-Based Compensation

         Effective January 1, 2003, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognizes as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company's net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

                                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                              --------------------          ------------------
                                                               2003           2002            2003      2002
                                                               ----           ----            ----      ----

         Net income available to common shareholders:
            As reported .............................        $(3,927)        $3,146        $(1,321)     $8,712
            Pro forma ...............................         (3,941)         3,130         (1,351)      8,671
         Earnings per share (basic):
            As reported .............................        $ (0.11)        $ 0.10        $ (0.04)     $ 0.29
            Pro forma ...............................          (0.11)          0.10          (0.04)       0.29

         Earnings per share (diluted):
            As reported .............................        $ (0.11)        $ 0.10        $ (0.04)     $ 0.28
            Pro forma ...............................          (0.11)          0.10          (0.04)       0.28

Early Extinguishment of Debt

         Effective January 1, 2003, the Company adopted SFAS No. 145, a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the six months ended June 30, 2002, the Company recorded $787 in extraordinary items from operations and $214 in extraordinary items from discontinued operations that resulted from early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.


Income Taxes

         GRT qualifies as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, (the "Code"). In order to qualify as a REIT, GRT is required to distribute at least 90.0% of its ordinary taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

New Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. As of the date of this report, the impact of SFAS No. 149 had not been determined.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As of the date of this report, the impact of SFAS No. 150 on the balance sheet classification of redeemable preferred stock and our operating partnership units is not expected to have a material impact on the Company's financial position or results of operations.

Supplemental Disclosure of Non-Cash Financing and Investing Activities:

         The Company accrued accounts payable of $3,554 and $3,416 for real estate improvements as of June 30, 2003 and 2002, respectively.

         Share distributions of $16,692 and $16,498 and Operating Partnership distributions of $1,559 and $1,577 had been declared but not paid as of June 30, 2003 and December 31, 2002, respectively. Series B cumulative preferred share distributions of $2,959 and $2,959 had been declared but not paid as of June 30, 2003 and December 31, 2002, respectively.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations for SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", have been made in the financial statements to conform to the 2003 presentation.

3.       INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

         Investment in unconsolidated real estate entities consists of a 20.00% interest in Charlotte Eastland Mall, a 50.00% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC.

         The share of net income for the six months ended June 30, 2002 includes the Company's 50.00% joint venture interest in Dayton Mall Venture, LLC and 37.85% joint venture interest in Glimcher SuperMall Venture, LLC. On August 5, 2002, the Company acquired the remaining third party interests in each entity. Also, the share of net income for the six months ended June 30, 2002, includes the Company's 20.00% joint venture interest in San Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% third party interest in this entity. Also, the share of net income for the period January 1, 2002 through March 5, 2003 includes the Company's 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% third party interest in this entity. Additionally, the share of net income for the period January 1, 2002 through April 23, 2003 includes the Company's 50% joint venture interest in G & G Blaine. Effective April 24, 2003, the Company acquired the remaining 50% third party interest in this entity. As a result, the entities mentioned above are fully consolidated as of August 5, 2002, November 18, 2002, March 6, 2003 and April 24, 2003, respectively.

         GDC provides development, construction, leasing and legal services for a fee to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $33 and $369 for services provided to the joint ventures for the six months ended June 30, 2003 and 2002, respectively.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income from such unconsolidated entities are presented below:

         BALANCE SHEETS                                        JUNE 30, 2003    DECEMBER 31, 2002
                                                               -------------    -----------------
         Assets:
           Investment properties at cost, net ...........         $235,962           $285,299
           Other assets .................................           16,770             20,578
                                                                  --------           --------
                                                                  $252,732           $305,877
                                                                  ========           ========
         Liabilities and Members' Equity:
           Mortgage notes payable .......................         $237,910           $242,486
           Accounts payable and accrued expenses ........           11,507             16,550
                                                                  --------           --------
                                                                   249,417            259,036
           Members' equity ..............................            3,315             46,841
                                                                  --------           --------
                                                                  $252,732           $305,877
                                                                  ========           ========
         Operating Partnership's share of members' equity         $  2,182           $ 16,997
                                                                  ========           ========



         RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES:

         Members' equity .................................        $ 2,182            $16,997
         Advances and additional costs ...................          8,361              6,050
                                                                  -------            -------
         Investment in unconsolidated real estate entities        $10,543            $23,047
                                                                  =======            =======


         STATEMENT OF OPERATIONS

                                                             FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                            ----------------------        ----------------------
                                                              2003           2002           2003           2002
                                                              ----           ----           ----           ----
         Total revenues ............................        $10,656        $23,810        $23,220        $47,130
         Operating expenses ........................          3,804          9,863          8,864         20,110
                                                            -------        -------        -------        -------
         Net operating income ......................          6,852         13,947         14,356         27,020
         Depreciation and amortization .............          2,042          5,001          4,361         10,082
         Other expenses, net .......................             62            585             89            611
         Interest expense, net .....................          3,743          6,737          6,984         13,196
                                                            -------        -------        -------        -------
         Net income ................................        $ 1,005        $ 1,624        $ 2,922        $ 3,131
                                                            =======        =======        =======        =======

         Operating Partnership's share of net income        $   580        $   603        $ 1,389        $ 1,240
                                                            =======        =======        =======        =======

         On April 1, 2003, Polaris Mall, LLC refinanced its existing $120,000 construction loan with a new 10-year, 5.24% fixed interest rate permanent loan. Excess loan proceeds after repayment of the construction loan were distributed to the members on the basis of their equity interests in the entity and to repay member advances.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4. MORTGAGE NOTES PAYABLE AS OF JUNE 30, 2003 AND DECEMBER 31, 2002 CONSIST OF THE FOLLOWING:

                                      CARRYING AMOUNT OF                          INTEREST   PAYMENT    PAYMENT AT      MATURITY
           DESCRIPTION              MORTGAGE NOTES PAYABLE       INTEREST RATE      TERMS     TERMS      MATURITY         DATE
--------------------------------------------------------------------------------------------------------------------------------
                                         JUNE   DECEMBER       JUNE       DECEMBER
                                         2003     2002         2003         2002
                                         ----   --------       ----       --------
FIXED RATE:
  Glimcher Jersey Gardens, LLC      $  163,802   $164,517     5.44%         5.44%             (a)(b)     $163,461     Jun. 9, 2004
  Montgomery Mall Associates, LP        45,219     45,526     6.79%         6.79%              (a)         43,843        (d)
  Weberstown Mall, LLC                  19,728     19,839     7.43%         7.43%              (a)         19,033     May 1, 2006
  San Mall, LP                          34,597     34,793     8.50%         8.50%              (a)         32,623        (e)
  Colonial Park Mall, LP                34,107                7.73%                            (a)         32,033        (e)
  Morgantown Mall Associates, LP        55,374     55,742     6.89%         6.89%              (a)         50,823        (f)
  Grand Central, LP                     50,226     50,530     7.18%         7.18%              (a)         46,065     Feb. 1, 2009
  Johnson City Venture, LLC             40,121     40,288     8.37%         8.37%              (a)         36,981     June 1, 2010
  Dayton Mall Venture, LLC              58,495     58,819     8.27%         8.27%              (a)         49,824        (g)
  University Mall LP                    66,684     67,203     7.09%         7.09%              (a)         52,524        (h)
  LC Portland, LLC                     140,000                5.42%                            (a)        116,922        (i)
  Glimcher SuperMall Venture, LLC       62,133     62,462     7.54%         7.54%              (a)         49,969        (j)
  Other Fixed Rate Debt                 47,808     48,182      (k)           (k)               (a)         41,488        (l)
  Tax Exempt Bonds                      19,000     19,000     6.00%         6.00%              (c)         19,000     Nov. 1, 2028
                                    ----------   --------
                                       837,294    666,901
                                    ----------   --------

VARIABLE RATE/BRIDGE:

  Northtown Mall, LLC                   40,000     40,000     4.82%         4.94%     (m)      (b)         40,000     Aug. 31, 2003
  Great Plains Metro Mall, LLC          42,000     42,000     4.73%         4.97%     (n)      (b)         42,000     Jul. 9, 2004
  Glimcher River Valley Mall, LLC       38,000     38,000     5.00%         5.00%     (o)      (b)         38,000     Dec. 31, 2004
  Other Variable Rate Debt              44,117     39,229      (p)           (p)      (p)     (a)(b)       43,653         (q)
                                    ----------   --------
                                       164,117    159,229
                                    ----------   --------

EXTINGUISHED DEBT                                 130,000                   6.25%
                                                 --------
TOTAL MORTGAGE NOTES PAYABLE        $1,001,411   $956,130
                                    ==========   ========

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

(i)   The loan matures in June 2033, with an optional prepayment date in 2013.

(j) The loan matures in February 2028, with an optional prepayment date in 2015.

(k) Interest rates ranging from 6.78% to 7.49% at June 30, 2003 and December 31, 2002.

(l)   Final maturity dates ranging from February 2007 to November 2011.

(m) Interest rate of LIBOR (capped at 6.00% until maturity) plus 350 basis points.

(n) Interest rate of LIBOR (capped at 8.00% until maturity) plus 355 basis points.

(o) Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.

(p) Interest rates ranging from LIBOR plus 195 to 250 basis points (2.97% to 3.81% at June 30, 2003 and 3.33% to 4.00% at December 31, 2002).

(q)   Final maturity dates ranging from May 2004 to August 2005.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with an aggregate net book value of $1,256,782 and $1,202,975 at June 30, 2003 and December 31, 2002, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. Additionally, $114,217 of mortgage notes payable and unpaid tenant allowances relating to certain properties have been guaranteed by the Company. In summary, of the 67 consolidated properties, 29 are not encumbered by debt.

         On May 12, 2003 the Company refinanced the existing $130,000 mortgage note payable of Glimcher Lloyd Venture, LLC with a new 10-year, $140,000 mortgage note payable bearing a fixed interest rate of 5.42% per annum with a 30-year principal amortization. Excess proceeds from the refinancing were used to pay-down the Company's credit facility.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.       NOTES PAYABLE

         Effective January 31, 2002, the Company, through the Operating Partnership, amended its credit facility. The amended credit facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three Malls and one Community Center with a net book value of $127,787 at June 30, 2003 and $129,774 at December 31, 2002. The interest rate on the credit facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the credit facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.78% per annum and 6.42% per annum at June 30, 2003 and December 31, 2002, respectively). Payments due under the credit facility are guaranteed by the Company.

         The credit facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. At June 30, 2003, the balance outstanding on the credit facility was $125,000. In addition, $3,553 represents a holdback on the available balance of the credit facility for letters of credit issued under the credit facility. As of June 30, 2003, the unused balance of the credit facility available to the Company was $41,447.

6.       EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

                                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                               --------------------------------------------------------------
                                                           2003                              2002
                                              -----------------------------    -------------------------------
                                                                       PER                               PER
                                               INCOME     SHARES      SHARE     INCOME       SHARES     SHARE
                                              -------      ------    ------    -------        ------    ------
BASIC EPS
  Income from continuing operations .......   $(2,081)                         $ 2,185
    Less: Preferred stock dividends .......    (2,959)                          (2,958)
    Add: Minority interest adjustments ....       (91)                             357
    Add: Gain from sale of assets .........     2,156
                                              -------                           ------
                                              $(2,975)     34,533    $(0.09)      (416)       30,627    $(0.01)
EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units .............      (274)      3,264                  (45)        3,084
  Options .................................                   447                                356
                                              -------      ------              -------        ------
DILUTED EPS
  Diluted income from continuing operations   $(3,249)     38,244    $(0.08)   $  (461)       34,067    $(0.01)
                                              =======      ======              =======        ======


                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                               --------------------------------------------------------------
                                                           2003                              2002
                                               ----------------------------     -----------------------------
                                                                      PER                                PER
                                               INCOME      SHARES    SHARE     INCOME         SHARES    SHARE
                                              -------      ------    ------    -------        ------    ------
BASIC EPS
  Income from continuing operations .......   $ 5,400                          $ 2,973
    Less: Preferred stock dividends .......    (5,917)                          (5,917)
    Add: Minority interest adjustments ....      (258)                           1,062
    Add: Gain from sale of assets .........     2,156
                                              -------                           ------
                                              $ 1,381      34,435    $ 0.04     (1,882)       30,421    $(0.06)
EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units .............       136       3,272                 (186)        3,110
  Options .................................                   321                                344
                                              -------      ------              -------        ------
DILUTED EPS
  Diluted income from continuing operations   $ 1,517      38,028    $ 0.04    $(2,068)       33,875    $(0.06)
                                              =======      ======              =======        ======

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 20,000 and 675,000 at June 30, 2003 and 2002, respectively.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------------------
                                                                2003                            2002
                                                   -----------------------------    -------------------------------
                                                        BASIC        DILUTED              BASIC      DILUTED
                                                        -----        -------              -----      -------
Discontinued operations.........................      $(0.02)        $(0.03)             $0.11        $0.11

                                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------------------------------------------
                                                                2003                            2002
                                                   -----------------------------    -------------------------------
                                                         BASIC       DILUTED              BASIC      DILUTED
                                                        -----        -------              -----      -------
Discontinued operations.........................      $(0.08)        $(0.08)             $0.35        $0.34

7.       SHAREHOLDERS' EQUITY

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest. The following table summarizes the change in distributions in excess of accumulated earnings:

         Balance, January 1, 2003..................................           $(205,040)
              Distributions declared, $0.4808 per share............             (33,238)
              Preferred stock dividends............................              (5,917)
              Net income...........................................               4,596
                                                                              ---------
         Balance, June 30, 2003....................................           $(239,599)
                                                                              =========

8.       SEGMENT REPORTING

         Selected information about reportable segments of the Company is summarized in the table below:

                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                 ----------------------------------------------------------
                                                                  COMMUNITY
                                                    MALLS          CENTERS      CORPORATE          TOTAL
                                                    -----          -------      ---------          -----

         Total revenues ......................   $   64,306       $  6,477       $     37        $   70,820
         Total operating expenses ............       46,632          4,502          3,123            54,257
                                                 ----------       --------       --------        ----------
         Operating income (loss) .............   $   17,674       $  1,975       $ (3,086)       $   16,563
                                                 ==========       ========       ========        ----------

         Net property and equipment ..........   $1,139,262       $175,461       $164,148        $1,478,871
                                                 ==========       ========       ========        ==========

         Investment in unconsolidated entities   $    7,332       $  3,211       $    -0-        $   10,543
                                                 ==========       ========       ========        ==========


                                                           FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                 ----------------------------------------------------------
                                                                  COMMUNITY
                                                    MALLS          CENTERS      CORPORATE          TOTAL
                                                    -----          -------      ---------          -----

         Total revenues ......................   $   53,864       $  7,105       $    27         $   60,996
         Total operating expenses ............       32,020          2,985         3,002             38,007
                                                 ----------       --------       -------         ----------
         Operating income (loss) .............   $   21,844       $  4,120       $(2,975)        $   22,989
                                                 ==========       ========       =======         ==========

         Net property and equipment ..........   $1,074,239       $402,405       $10,704         $1,487,348
                                                 ==========       ========       =======         ==========

         Investment in unconsolidated entities   $   46,661       $  3,648       $   -0-         $   50,309
                                                 ==========       ========       =======         ==========

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                 ----------------------------------------------------------
                                                                  COMMUNITY
                                                    MALLS          CENTERS      CORPORATE          TOTAL
                                                    -----          -------      ---------          -----

         Total revenues.......................   $   132,231      $ 16,306      $     15         $  148,552
         Total operating expenses.............        91,972         8,184         5,824            105,980
                                                 -----------      --------      --------         ----------
         Operating income (loss)..............   $    40,259      $  8,122      $ (5,809)        $   42,572
                                                 ===========      ========      ========         ==========

         Net property and equipment...........   $ 1,139,262      $175,461      $164,148         $1,487,871
                                                 ===========      ========      ========         ==========

         Investment in unconsolidated entities   $     7,332      $  3,211      $    -0-         $   10,543
                                                 ===========      ========      ========         ==========

                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                 ----------------------------------------------------------
                                                                  COMMUNITY
                                                    MALLS          CENTERS      CORPORATE          TOTAL
                                                    -----          -------      ---------          -----

         Total revenues.......................   $  106,941       $ 14,291       $    646        $  121,878
         Total operating expenses.............       64,182          5,809          5,663            75,654
                                                 ----------       --------       --------        ----------
         Operating income (loss)..............   $   42,759       $  8,482       $ (5,017)       $   46,224
                                                 ==========       ========       ========        ==========
         Net property and equipment...........   $1,074,239       $402,405       $10,704         $1,487,348
                                                 ==========       ========       ========        ==========

         Investment in unconsolidated entities   $   46,661       $  3,648       $    -0-        $   50,309
                                                 ==========       ========       ========        ==========

9.       RELATED PARTY TRANSACTIONS

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $4 and $208 for the six months ended June 30, 2003 and $13 and $218 for the six months ended June 30, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the six months ended June 30, 2003. The Company's joint ventures paid the same two Companies $1 and $63 for the six months ended June 30, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $83 and $1 for the six months ended June 30, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,370 and $320 for the six months ended June 30, 2003 and 2002, respectively, for services provided to these joint ventures. GDC provided services to TGC for pre-development work on two projects. As of June 30, 2003, TGC owed GDC $69 for those services.

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

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224 for the year ended December 31, 2002. The commissions for full year 2003 are estimated to be $275.

         Mr. Weiler's children indirectly own a 9.6% interest in NP Limited Partnership ("NPLP"). His nieces and nephews also indirectly own a 9.6% interest in NPLP. NPLP owns a 50.0% interest in Polaris Center, LLC, the owner of Polaris Towne Center and a joint venture in which the Company has a 50.0% interest. NPLP also owns a 25.0% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place and a joint venture in which the Company has a 39.3% interest. In addition, Mr. Weiler's sister-in-law owns a 14.5% interest in Polaris Mall, LLC. In connection with the sale of certain real property to Polaris Center, LLC and Polaris Mall, LLC, NPLP acquired an aggregate of 260,583 units of limited partnership in GPLP ("operating partnership units") and subsequently transferred these units to its partners on April 8, 2003. An entity owned by Mr. Weiler's children owns an aggregate of 12,136 operating partnership units and an entity owned by his nieces and nephews owns 22,403 operating partnership units. In addition, an entity owned 50% by Mr. Weiler's children and 50.0% by his nieces and nephews owns 9,573 operating partnership units.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LP ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue San Mall, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall LP for $5,500, which was paid $2,324 in cash and $3,176 in the form of 195,149 operating partnership units.

         The Company provided management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the six months ended June 30, 2002, the Company recognized fee income of $160 under such agreement. Total revenues and net income of San Mall, LLC were $6,772 and $543 respectively, for the six months ended June 30, 2002.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher, (a former trustee of GRT). The sale price was $9,937 including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000 from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William
R. Husted, previously a Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5,000 which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4,924 was included in accounts payable at June 30, 2002 related to this transaction. Interest paid was $100 and $150 for the six months ended June 30, 2003 and 2002, respectively. The remaining balance of this loan of $4,861 was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher (collectively, the "Glimcher Entities"). Herbert Glimcher is the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer. David J. Glimcher is a former executive officer and trustee of the Company. In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of June 30, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately
58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and (iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $133 and $133 for the six months ended June 30, 2003 and 2002, respectively, and prepaid rent from these tenants was $9 and $39 for the six month ended June 30, 2003 and 2002, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $11 for the six months ended June 30, 2003.

10.      CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon refinancing of the construction loan on April 1, 2003, these guarantees were released. In connection with the new fixed interest rate mortgage loan for Polaris Mall, LLC, the Operating Partnership provided the lender with a guarantee of $5,299 until certain tenant allowances are paid or lease obligations are met.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         As of June 30, 2003, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

11.      DERIVATIVES AND HEDGING ACTIVITIES

         The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138.

         During the six months ended June 30, 2003, the Company recognized additional other comprehensive income of $1,743 to adjust the carrying amount of the interest rate swaps and caps to their fair values at June 30, 2003, which includes $3,158 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $201 in minority interest participation. During the six months ended June 30, 2002, the Company recognized additional other comprehensive income of $2,396 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2002, net of $4,710 in reclassifications to earnings for interest rate swap settlements during the period and $281 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of June 30, 2003. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                         INTEREST
               HEDGE TYPE                            NOTIONAL VALUE        RATE             MATURITY       FAIR VALUE
               ----------                            --------------      --------           --------      -----------
         Swap - Cash Flow.......................        $110,000          5.39%          Jan. 31, 2004       $(3,131)
         Swap - Cash Flow.......................        $162,000          2.34%          June 15, 2004       $(2,026)
         Sold Cap - Cash Flow...................        $162,000          7.00%          June 15, 2004
         Cap - Cash Flow........................        $165,000          7.00%          June 15, 2004
         Cap - Cash Flow........................        $ 40,000          6.00%          Sept. 1, 2003
         Cap - Cash Flow........................        $130,000          6.25%          Nov. 10, 2003
         Cap - Cash Flow........................        $ 45,000          8.00%         July  15, 2003

         On June 30, 2003, the derivative instruments were reported at their aggregate fair value of ($5,157) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the six months ended June 30, 2003.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

12.      DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first half of 2003, the Company sold three community centers for $13,257 and recognized a net loss of $2,060, which, in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $84 and $492 for the three months ended June 30, 2003 and 2002, respectively, and $402 and $1,019 for the six months ended June 30, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13.      ACQUISITIONS

         The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". Consistent with its strategy to selectively acquire strategically located properties in markets where management generally has extensive operating experience and/or where it can capitalize on its strong relationships with national, regional and local retailers, the Company acquired in the first six months of 2003 the remaining 50.0% ownership interest in Colonial Park Mall Limited Partnership for $5,500 in cash, assumption of existing mortgage notes payable of $34,255 and assumption of net assets and liabilities. Colonial Park Mall Limited Partnership is the owner of Colonial Park Mall, a regional mall in Harrisburg, PA. The Company also acquired the remaining 50% ownership interest of G & G Blaine, LLC for $2,960 in cash and assumption of net assets and liability. G & G Blaine is the owner of a property at Northtown Mall, LLC in Anoka County Minnesota.

         On May 1, 2003, the Company disclosed the letter of intent to acquire the third party joint venture interest in Charlotte Eastland Mall, LLC.

14.      SUBSEQUENT EVENTS

         The Company announced on August 5, 2003 that GPLP entered into an agreement to purchase WestShore Plaza, an enclosed regional mall totaling approximately 1.1 million square feet of gross leasable area located in Tampa, Florida, from American Freeholds, a Nevada general partnership, which is sponsored by Grosvenor USA, for a purchase price of $153 million. The purchase is scheduled to close by the end of August, 2003.

         On August 7, 2003, the Company announced the public offering of 2,400,000 shares of 8.75% Series F Preferred Cumulative Redeemable Shares of Beneficial Interest at a price of $25.00 per share. The net proceeds of the offering of approximately $57.8 million will be used to partially fund the Company's pending acquisition of WestShore Plaza and to repay a portion of the outstanding balance on the Company's $170 million secured credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; failure to consummate financing and joint venture arrangements, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of certain properties to take place; the failure of the Company to use sale proceeds to reduce debt; the failure to close the sale of the 8.75% Series F Cumulative Redeemable Preferred Share of Beneficial Interest; the failure to acquire Westshore Plaza; the failure of the Company to acquire the third party joint venture interest in Charlotte Eastland Mall, LLC; as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES

         Total revenues increased 16%, or $9.8 million, for the three months ended June 30, 2003. Of the $9.8 million increase, $10.8 million was the result of increased revenues at the malls (including a $13.0 million increase from acquisitions), $200 thousand was a result of decreased revenues at the community centers and $800 thousand was a result of corporate revenue decreases in fee income, primarily as a result of the consolidation of five malls previously accounted for as joint ventures. Acquisitions for the three months ended June 30, 2003 reflect the inclusion in the consolidated financial statements of Dayton Mall and SuperMall of the Great Northwest effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002, Colonial Park Mall effective March 6, 2003 and G & G Blaine effective April 24, 2003 as a result of the Company's acquisition of the third party interests in the entities owning these Properties.

Minimum rents

         Minimum rents increased 24% or $8.5 million for the three months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS              TOTAL          TOTAL
                                           -----          ---------             -----         -------
         Same center..................     $0.3             $(0.2)               $0.1             .28%
         Acquisitions.................      8.4               0.0                 8.4           23.72
                                           ----             -----                ----           -----
                                           $8.7             $(0.2)               $8.5           24.00%
                                           ====             =====                ====           =====

Tenant reimbursements

         Tenant reimbursements reflect a increase of 10.8%, or $2.0 million for the three months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS              TOTAL          TOTAL
                                           -----          ---------             -----         -------
         Same center..................     $(2.0)           $0.2                 $(1.8)         (9.72)%
         Acquisitions.................       3.8                                   3.8          20.52
                                           -----            ----                 -----          -----
                                           $ 1.8            $0.2                 $ 2.0          10.80%
                                           =====            ====                 =====          =====

Other revenues

         The $1.078 million decrease in other revenues is primarily the result of decreased management fees resulting from acquisition of joint venture interests and decrease in revenue from outparcel sales. These decreases are partially offset by improved revenue from temporary tenants.

EXPENSES

         Total expenses increased 42.8%, or $16.3 million, for the three months ended June 30, 2003. Real estate taxes and property operating expenses increased $5.6 million, depreciation and amortization increased $3.3 million and provision for doubtful accounts by $7.1 million. These increases were partially offset by a decrease in general and administrative expenses.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 27.5%, or $5.6 million, for the three months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS              TOTAL          TOTAL
                                           -----          ---------             -----         -------
         Same center..................    $(0.4)           $1.1                  $0.7           3.4%
         Acquisitions.................      4.9              (0)                  4.9          24.1
                                          -----            ----                  ----          ----
                                          $ 4.5            $1.1                  $5.6          27.5%
                                          =====            ====                  ====          ====

Provision for doubtful accounts

         The provision for doubtful accounts was $8.0 million for the three months ended June 30, 2003 and $840 thousand for the corresponding period in 2002.

         During the three months ended June 30, 2003, the Company recorded a provision for doubtful accounts of $9.1 million, of which $1.1 million was charged to discontinued operations. The increase includes a write-off of prior year estimates for tenant recoveries for CAM, real estate taxes and insurance of $4.6 million. The Company's policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon the completion of the true-up calculation. In addition a reserve was established for past due receivables owed by bankrupt companies and for other troubled tenants of an additional $3.3 million.

Other Operating Expenses

         Other operating expenses were $1.7 million for the three months ended June 30, 2003 as compared to $1.4 million for the corresponding period in 2002. The increase is due to $100 thousand increase in OEC activity and $200 thousand due to the consolidation of five malls which were previously reflected as joint ventures.

Depreciation and Amortization

         The $3.3 million increase in depreciation and amortization consists primarily of a increase of $2.8 million from the consolidation of five malls that were previously reflected as joint ventures and a $500 thousand increase in same center malls.

General and Administrative

         General and administrative expense was $2.5 million and represented 3.6% of total revenues for the three months ended June 30, 2003, compared to $2.6 million and 4.3% of total revenues for the corresponding period in 2002. In 2002, the Company reduced corporate headcount by approximately 10.0% in the first quarter and did not grant general salary increases.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 7.5%, or $1.6 million for the three months ended June 30, 2003. The summary below identifies the decrease by its various components (dollars in thousands).

                                                                THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------
                                                     2003                2002              INC. (DEC.)
                                                 -----------          -----------         -----------
         Average loan balance ...........        $ 1,135,699          $ 1,138,071         $    (2,372)
         Average rate ...................               6.46%                6.92%               (.46)%

         Total interest .................        $    18,342          $    19,688         $    (1,346)
         Amortization of loan fees ......              1,371                1,486                (115)
         Capitalized interest & other (1)                (71)                  62                (133)
                                                 -----------          -----------         -----------
         Interest expense ...............        $    19,642          $    21,236         $    (1,594)
                                                 ===========          ===========         ===========

(1) Other consists primarily of interest costs billed to joint venture entities, administrative and servicing fees.

DISCONTINUED OPERATIONS

         During the second quarter of 2003, the Company sold two community centers for $4.0 million with a net loss of $2.3 million. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", are reported as Discontinued Operations, this loss was recorded in the first quarter when the properties were classified as held for sale. (Loss) income from discontinued operations was $(1.0) million for the three months ended June 30, 2003 compared to $4.4 million for the corresponding period in 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES

         Total revenues increased 21.9%, or $26.7 million, for the six months ended June 30, 2003. Of the $26.7 million increase, $25.8 million was the result of increased revenues at the malls (including a $25.0 million increase from acquisitions), $2.7 million was a result of increased revenues at the community centers and $1.8 million was a result of corporate revenue decreases in fee income, primarily as a result of the consolidation of five malls previously accounted for as joint ventures. Acquisitions for the six months ended June 30, 2003 reflect the inclusion in the consolidated financial statements of Colonial Park Mall effective March 6, 2003, Dayton Mall and SuperMall of the Great Northwest effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002 and G & G Blaine effective April 24, 2003 as a result of the Company's acquisition of the third party interests in the entities owning these Properties.

Minimum rents

         Minimum rents increased 27.8% or $20.2 million, for the six months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS               TOTAL         TOTAL
                                           -----          ---------              -----        -------
         Same center..................     $ 2.7            $ 1.7                $ 4.4           6.1%
         Acquisitions.................      15.8                0                 15.8          21.7
                                           -----            -----                -----          ----
                                           $18.5            $ 1.7                $20.2          27.8%
                                           =====            =====                =====          ====

         The same center mall increase of $2.7 million is primarily due to an increase in termination income of $2.5 million and the community centers same center change is primarily related to a $2.3 million increase in termination income, $200 thousand increase in rent from the retenanting of the former Ames at Chillicothe, offset by $800 thousand decrease in same center rents.

Tenant reimbursements

         Tenant reimbursements reflect an increase of 19.8%, or $7.2 million, for the six months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS               TOTAL         TOTAL
                                           -----          ---------              -----        -------
         Same center..................     $(2.0)           $1.7                 $(0.3)          (.83)%
         Acquisitions.................       7.5               0                   7.5          20.63
                                           -----            ----                 -----          -----
                                           $ 5.5            $1.7                 $ 7.2          19.80%
                                           =====            ====                 =====          =====

Other revenues

         The $1.3 million decrease in other revenues is primarily the result of a decrease of $1.8 million in fee income resulting from consolidating former joint venture interests. The decrease is partially offset by increases in temporary tenant income of $1.0 million. Other decreases were in outparcel sale proceeds and miscellaneous income from the theatre and ice rink.

EXPENSES

         Total expenses increased 40.0%, or $30.3 million, for the six months ended June 30, 2003. Real estate taxes and property operating expenses increased $12.2 million, depreciation and amortization increased $5.6 million, general and administrative expenses decreased $600 thousand.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 30.6%, or $12.2 million for the six months ended June 30, 2003.

                                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                           ------------------------------------------------------------
                                                          COMMUNITY                           PERCENT
                                           MALLS           CENTERS               TOTAL         TOTAL
                                           -----          ---------              -----        -------
         Same center..................     $0.2             $2.6                 $ 2.8          2.8%
         Acquisitions.................      9.4              0.0                   9.4         27.8
                                           ----             ----                 -----         ----
                                           $9.6             $2.6                 $12.2         30.6%
                                           ====             ====                 =====         ====

Provision for doubtful accounts

         The provision for doubtful accounts was $14.2 million for the six months ended June 30, 2003 and $1.5 million for the corresponding period in 2002.

         During the first six months of 2003, the Company increased its provision for doubtful accounts by $13.3 million. The increase includes a specific provision attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance at the Company's three value malls (Jersey Gardens, Great Mall of the Great Plains and SuperMall of the Great Northwest) for $5.4 million in the first quarter and $4.6 million in the second quarter for the remaining properties. The Company's policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon completion of the true-up calculation. In addition, the Company established in the second quarter reserves for past due receivables owed by bankrupt companies and other troubled tenants for an additional $3.3 million.

Other Operating Expenses

         Other operating expenses were $3.4 million for the six months ended June 30, 2003 as compared to $3.1 million for the corresponding period in 2002. The increase is due to the consolidation of five malls which were previously reflected as joint ventures.

Depreciation and Amortization

         The $5.6 million increase in depreciation and amortization consists primarily of $5.4 million from the consolidation of five malls which were previously reflected as joint ventures.

General and Administrative

         General and administrative expense was $4.6 million and represented 3.0% of total revenues for the six months ended June 30, 2003, compared to $5.2 million and 4.2% of total revenues for the corresponding period in 2002. In 2002, the Company reduced corporate headcount by approximately 10.0% in the first quarter, and did not grant general salary increases.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 11.8%, or $5.2 million for the six months ended June 30, 2003. The summary below identifies the decrease by its various components (dollars in thousands).

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------------------------
                                                                         2003                2002            INC. (DEC.)
                                                                         ----                ----            -----------

         Average loan balance .................................        $1,127,186          $1,144,314         $(17,128)
         Average rate .........................................              6.44%               6.98%           (0.54)%

         Total interest........................................        $   36,296          $   39,939         $ (3,643)
         Amortization of loan fees ............................             2,614               3,847           (1,233)
         Capitalized interest & other (1) .....................              (123)                188             (311)
                                                                       ----------          ----------         --------
         Interest expense .....................................        $   38,787          $   43,974         $ (5,187)
                                                                       ==========          ==========         ========

(1) Other consists primarily of interest costs billed to joint venture entities, administrative and servicing fees.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES, NET

         The $149 thousand increase in the equity in income (loss) of unconsolidated entities, net consists primarily of an increase from Polaris Fashion Place which opened October 25, 2001. This is partially offset by the elimination of equity income from five joint venture interests acquired by the Company in 2002 and the first three months of 2003.

DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first half of 2003, the Company sold three community centers for $13.3 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for the three community centers were $0.4 million and $1.0 million for the six months ended June 30, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

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

         The Company, through the Operating Partnership, has entered into a credit facility with several financial institutions that provides the Company with the ability to borrow up to $170.0 million. The credit facility expires January 31, 2004 and is collateralized with first mortgage liens on three malls (Indian Mound Mall, New Towne Mall and The Mall at Fairfield Commons) and one community center (Ohio River Plaza). The interest rate on the credit facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value. The credit facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.78% per annum on the outstanding borrowings at June 30, 2003). Payments due under the credit facility are guaranteed by the Company. During the first six months of 2003, the weighted average interest rate was 6.65% per annum after giving effect to the swap agreement. At June 30, 2003, the outstanding balance on the credit facility was $125.0 million. Additionally, $3.6 million represents a holdback on the available balance of the credit facility for collateral changes and letters of credit issued under the credit facility.

         Total debt increased by $30.5 million during 2003. The change in outstanding borrowings is summarized as follows (in thousands):

                                                                    MORTGAGE            NOTES              TOTAL
                                                                      NOTES            PAYABLE            PAYABLE
                                                                   ----------         ---------         ----------
         December 31, 2002 ...................................     $  956,130         $ 139,800         $1,095,930
         Acquired mortgage debt: Colonial Park Mall ..........         34,255                               34,255
         New mortgage debt ...................................        145,000                              145,000
         Repayment of debt ...................................       (130,000)                            (130,000)
         Debt amortization payments in 2003 ..................         (3,974)                              (3,974)
         Net payments, line of credit ........................                          (14,800)           (14,800)
                                                                   ----------         ---------         ----------
         June 30, 2003 .......................................     $1,001,411         $ 125,000         $1,126,411
                                                                   ==========         =========         ==========

         During the first six months of 2003, the Company incurred additional borrowings secured by first mortgage liens. The new mortgage notes payable totaling $145.0 million consists of (i) a $5.0 million loan secured by a first mortgage lien on Artesian Square, which bears interest at LIBOR plus 1.95% per annum (2.98% at June 30, 2003) and (ii) a $140.0 million loan secured by a first mortgage lien on Lloyd Center, which matures in June 2013 and bears interest at 5.42% per annum.

         At June 30, 2003, the Company's credit facility was collateralized with first mortgage liens on four Properties having net book value of $127,787 million and its mortgage notes payable were collateralized with first mortgage liens on Properties having a net book value of $1,256,782 million. The Company also owned 29 unencumbered Properties having a net book value of $85,458 million at that date. Certain of the loans are cross-collateralized as part of a group of Properties under a single loan, certain of the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan.

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

         During the first six months of 2003, the Company sold 3 community centers for $13.3 million. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the sold properties are reported as Discontinued Operations.

         In the first quarter of 2003, the Company acquired the remaining 50.0% ownership interest in Colonial Park Mall Limited Partnership, for $5.5 million in cash, assumption of existing mortgage notes payable of $34.3 million and assumption of net assets and liabilities. Colonial Park Mall Limited Partnership is the owner of Colonial Park Mall, a mall in Harrisburg, Pennsylvania.

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

         At June 30, 2003, the Company's total-debt-to-total-market capitalization was reduced to 53.5%, compared to 57.9% at December 31, 2002 and 60.9% at June 30, 2002. The Company is working to maintain this ratio in the fifty percent range.

The Company expects to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

         On August 7, 2003, the Company announced the public offering of 2,400,000 shares of 8.75% Series F Preferred Cumulative Redeemable Shares of Beneficial Interest at a price of $25.00 per share. The net proceeds of the offering of approximately $57.8 million will be used to partially fund the Company's pending acquisition of WestShore Plaza and to repay a portion of the outstanding balance on the Company's $170 million secured credit facility.

         Net cash provided by operating activities for the six months ended June 30, 2003, was $40.4 million versus $24.9 million for the corresponding period of 2002. Net income adjusted for non-cash items accounted for a $5.1 million increase. Changes in operating assets and liabilities accounted for a $10.5 million increase. The change in operating assets and liabilities reflects increased tenant receivables and deposits in 2003.

         Net cash used in investing activities for six months ended June 30, 2003, was $732 thousand. It primarily reflects investments in unconsolidated entities of $3.2 million, additions to deferred expenses of $5.0 million, netted with proceeds from the sale of assets of $19.2 million.

         Net cash used in financing activities for the six months ended June 30, 2003, was $38.9 million. Cash was used to make principal payments on mortgage and notes payable of $134.0 million, fund distributions of $42.1 million and payments on the credit facility of $14.8 million. Cash was provided by issuance of new mortgages totaling $145.0 million and proceeds of issuance of shares under our dividend reinvestment and option programs of $7.0 million.

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

Malls

         During the first six months of 2003 anchor vacancy in the mall store portfolio increased by approximately 208,000 square feet. During the first six months the Company executed a lease termination agreement for a 64,000 square foot Oshmans Sports Store at The Great Mall of the Great Plains, received a confirmation of a lease rejection for an 83,000 square foot K-Mart at Southside Mall in Oneonta, New York in April 2003 and a 150,000 square feet vacant Montgomery Ward was added to the portfolio through acquisition of G & G Blaine at Northtown Mall in April 2003. The Company opened two new anchor stores during the first six months, an approximately 65,000 square foot Steve & Barry's at Grand Central Mall and a 24,000 square foot shoe retailer at Northwest Mall.

Community Centers

         Vacant Anchor square footage decreased during the first six months. This was the result of selling a former 117,000 square feet K-Mart store to Home Depot at Canal Place, selling former Ames locations at Sunbury and Hills Plaza and re-tenanting Ames at Middletown. These gains were offset by two lease terminations by Walmart at Cumberland and Newberry Square.

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

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended June 30, 2003. The percentage change is based on those tenants reporting sales for the twenty-four month period ended June 30, 2003.

                                          MALLS                  COMMUNITY CENTERS
                                 -------------------------  --------------------------
PROPERTY TYPE                    SALES PSF    % INC.(DEC.)  SALES PSF     % INC.(DEC.)
-------------                    ---------    ------------  ---------     ------------

Anchors ..................         $155          (0.5)%       $274          (0.4)%
Stores ...................         $299          (1.5)%       $241           0.6%
Total ....................         $224          (1.3)%       $269           0.4%

         Portfolio occupancy statistics by property type are summarized below:

                                                 OCCUPANCY (1) (2)
                                   ---------------------------------------------
                                   6/30/03   3/31/03  12/31/02  9/30/02  6/30/02
                                   -------   -------  --------  -------  -------
Mall Anchors ...................      92.8%    94.7%    94.5%    94.3%    94.7%
Mall Stores ....................      89.9%    89.4%    90.1%    88.0%    86.8%
Total Mall Portfolio ...........      91.7%    92.7%    92.9%    92.0%    91.8%
Community Center Anchors .......      74.4%    71.3%    72.3%    80.7%    87.4%
Community Center Stores ........      80.6%    81.8%    82.8%    83.0%    83.9%
Single Tenant Retail Properties      100.0%   100.0%   100.0%   100.0%   100.0%
Total Community Center Portfolio      76.6%    74.6%    75.5%    81.6%    87.0%

1) Occupancy statistics included in the above table are based on the total Company portfolio which includes properties owned by the Company and properties held in joint ventures.

2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

RELATED PARTY TRANSACTIONS

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $3,600 and $208,377 for the six months ended June 30, 2003 and $13,396 and $217,679 for the six months ended June 30, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the six months ended June 30, 2003. The Company's joint ventures paid the same two Companies $500 and $63,012 for the six months ended June 30, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which is owned by TGC, which is wholly owned by Herbert Glimcher, $83,215 and $1,041 for the six months ended June 30, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,369,639 and $319,922 for the six months ended June 30, 2003 and 2002, respectively, for services provided to these joint ventures. GDC provided services to TGC for pre-development work on two projects. As of June 30, 2003, TGC owed GDC $68,956 for those services.

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement dated October 13, 2000 with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4.0 million letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002, the Company accrued $40 thousand as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224 thousand for the year ended December 31, 2002. The commissions for the full year 2003 are estimated to be $275 thousand.

         Mr. Weiler's children indirectly own a 9.6% interest in NP Limited Partnership ("NPLP"). His nieces and nephews also indirectly own a 9.6% interest in NPLP. NPLP owns a 50.0% interest in Polaris Center, LLC, the owner of Polaris Towne Center and a joint venture in which the Company has a 50.0% interest. NPLP also owns a 25.0% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place and a joint venture in which the Company has a 39.3% interest. In addition, Mr. Weiler's sister-in-law owns a 14.5% interest in Polaris Mall, LLC. In connection with the sale of certain real property to Polaris Center, LLC and

Polaris Mall, LLC, NPLP acquired an aggregate of 260,583 units of limited partnership in GPLP ("operating partnership units") and subsequently transferred the units to its partners on April 8, 2003. An entity owned by Mr. Weiler's children owns an aggregate of 12,136 operating partnership units and an entity owned by his nieces and nephews owns 22,403 operating partnership units. In addition, an entity owned 50% by Mr. Weiler's children and 50.0% by his nieces and nephews owns 9,573 operating partnership units.

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LP ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall LP for $5.5 million which was paid $2.3 million in cash and $3.2 million in the form of 195,149 operating partnership units.

         The Company provided management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the six months ended June 30, 2002, the Company recognized fee income of $160 thousand under such agreement. Total revenues and net income of San Mall, LLC were $6.8 million and $0.5 million respectively, for the six months ended June 30, 2002.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher, (a former trustee of GRT). The sale price was $9.9 million, including cash of $2.2 million and the assumption of a $7.7 million mortgage note payable. The Company recognized a gain of $1.2 million on the sale.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5.0 million from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William R. Husted, previously a Senior Vice President of the Company and Douglas
W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5.0 million which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4.9 million was included in accounts payable at June 30, 2002 related to this transaction. Interest paid was $100 thousand and $150 thousand for the six months ended June 30, 2003 and 2002, respectively. The remaining balance of this loan of $4.9 million was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher (collectively, the "Glimcher Entities"). Herbert Glimcher is the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer. David J. Glimcher is a former executive officer and trustee of the Company. In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of June 30, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately
58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and (iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $133 thousand and $133 thousand for the six months ended June 30, 2003 and 2002, respectively, and prepaid rent from these tenants was $8,797 and $38,931 for the six months ended June 30, 2003 and 2002, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company that leased space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $11,470 for the three months ended June 30, 2003.

FUNDS FROM OPERATIONS  ("FFO")

         The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. The Company believes that FFO is a supplemental measure of the Company's operating performance as it is a recognized metric used extensively by the real estate industry, in particular, real estate investment trusts.

         The following table reconciles FFO to net (loss) income available to common shareholders for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                                        FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                           ENDED JUNE 30,           ENDED JUNE 30,
                                                        --------------------    ---------------------
                                                          2003        2002        2003         2002
                                                        --------    --------    --------    --------
Net (loss) income available to common shareholders ..   $ (3,927)   $  3,146    $ (1,321)   $  8,712
Add back (less):
     Real estate depreciation and amortization ......     15,450      14,010      30,617      28,668
     Share of joint venture real estate depreciation
        and amortization ............................        893       2,158       1,928       4,229
     Minority interest in partnership ...............       (365)        312        (122)        876
     Gain from sale of assets .......................     (2,156)                 (2,156)
     Discontinued operations: Loss (gain) on sales of
        properties and properties held for sale .....        (47)        434       2,060      (2,436)
                                                        --------    --------    --------    --------
Funds from operations ...............................   $  9,848    $ 20,060    $ 31,006    $ 40,049
                                                        ========    ========    ========    ========


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2003 and 2002 approximately 84.1% and 56.3%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.1 years and 6.3 years, respectively, and weighted-average interest rates of approximately 6.86% and 7.53%, respectively. The remainder of the Company's debt at June 30, 2003 and 2002, bears interest at variable rates with weighted-average interest rates of approximately 4.38% and 5.54%, respectively.

         At June 30, 2003 and 2002, the fair value of the Company's debt (excluding its credit facility) was $1,066.9 million and $1,040.7 million, respectively, compared to its carrying amounts of $1,001.4 million and $1,018.4 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2003 and 2002, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $353 thousand and $959 thousand, respectively, and decrease the fair value of debt by approximately $39.0 million and $25.3 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $353 thousand and $864 thousand, respectively, and increase the fair value of debt by approximately $42.0 million and $27.1 million, at the respective balance sheet dates.

ITEM 4.   CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company's periodic reports filed with the Securities and Exchange Commission. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

    ITEM 1.      LEGAL PROCEEDINGS

                 There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any its property is subject.

    ITEM 2.      CHANGES IN SECURITIES

                 None

    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                 None

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company's annual meeting of shareholders was held on May 9, 2003. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. Two items were submitted to a vote of the shareholders. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to the management's nominees as listed in the proxy statement and all of such nominees were elected. There were no abstentions or broker non-votes in connection with such proposal.

                 Votes of 31,429,654 shares were cast for the election of Herbert Glimcher as a Class III Trustee; votes of 621,526 shares were withheld.

                 Votes of 31,418,479 shares were cast for the election of Harvey
                 A. Weinberg as a Trustee; votes of 632,701 shares were withheld.

                 In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants as set forth in the proxy statement and such appointment was ratified. There were no abstentions or broker non-votes in connection with such proposal.

                 Votes of 30,268,482 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants; votes of 1,712,463 shares were against; votes of 70,235 shares abstained.

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

                 10.178 Severance Benefits Agreement dated December 31, 2002 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Melinda A. Janik.

                 10.179-1 Note dated June 30, 2003 issued by LC Portland, LLC in the amount of $70,000,000.

               10.179-2 Note dated June 30, 2003 issued by LC Portland, LLC in the amount of $70,000,000.

               31.1 Certification of the Company's CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Company's CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Company's CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

               99.4 Amendment to Glimcher Realty Trust Retirement Savings Plan.

               (b)  Reports on Form 8-K

               During its quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

               1.1 Form 8-K dated and filed April 25, 2003, reporting under "Item 5. Other Events" a press release updating the Company's estimate of second quarter and full year 2003 fund from operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLIMCHER REALTY TRUST

August 12, 2003                   /s/ Herbert Glimcher
---------------------             --------------------------------------------
                                  Herbert Glimcher, Chairman of the Board,
                                  Chief Executive Officer (Principal Executive
                                  Officer) and Trustee


August 12, 2003                   /s/ William G. Cornely
---------------------             --------------------------------------------
                                  William G. Cornely, Executive Vice President,
                                  Chief Operating Officer, Treasurer and Trustee


August 12, 2003                   /s/ Melinda A. Janik
---------------------             -------------------------------------------
                                  Melinda A. Janik, Senior Vice President,
                                  Chief Financial Officer