Form 10-Q
period 2003-09-30
GLIMCHER REALTY TRUST
filed 2003-11-04
CIK 912898

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

                                       N/A

          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). YES [X] NO [ ]

As of October 31, 2003, there were 35,007,220 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

                                  1 of 33 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I: FINANCIAL INFORMATION
        Item 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                         3

               Consolidated Statements of Operations and Comprehensive Income
                  for the three months ended September 30, 2003 and 2002                                          4

               Consolidated Statements of Operations and Comprehensive Income
                  for the nine months ended September 30, 2003 and 2002                                           5

               Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002        6

               Notes to Consolidated Financial Statements                                                         7

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           19

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      29

        Item 4.  Controls and Procedures                                                                         29

PART II:  OTHER INFORMATION

        Item 1.  Legal Proceedings                                                                               30

        Item 2.  Changes in Securities and Use of Proceeds                                                       30

        Item 3.  Defaults Upon Senior Securities                                                                 30

        Item 4.  Submission of Matters to a Vote of Security Holders                                             30

        Item 5.  Other Information                                                                               30

        Item 6.  Exhibits and Reports on Form 8-K                                                                30

SIGNATURES                                                                                                       33

                          PART 1: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GLIMCHER REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                                SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                                ------------------   -----------------
                                     ASSETS

Investment in real estate:
      Land....................................................................      $  246,793          $  215,758
      Buildings, improvements and equipment...................................       1,800,170           1,565,709
      Developments in progress................................................          19,850              20,740
                                                                                    ----------          ----------
                                                                                     2,066,813           1,802,207
      Less accumulated depreciation...........................................         382,626             332,124
                                                                                    ----------          ----------
           Property and equipment, net........................................       1,684,187           1,470,083
      Investment in unconsolidated real estate entities.......................           8,889              23,047
                                                                                    ----------          ----------
           Investment in real estate, net.....................................       1,693,076           1,493,130
                                                                                    ----------          ----------

Cash and cash equivalents.....................................................          11,759              11,309
Restricted cash...............................................................          23,395              18,566
Tenant accounts receivable, net...............................................          54,537              68,576
Deferred expenses, net........................................................          25,738              26,161
Prepaid and other assets......................................................          13,951              14,691
                                                                                    ----------          ----------
                                                                                    $1,822,456          $1,632,433
                                                                                    ==========          ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable........................................................      $1,145,243          $  956,130
Notes payable.................................................................         125,200             139,800
Accounts payable and accrued expenses.........................................          59,065              59,934
Distributions payable.........................................................          21,762              21,057
                                                                                    ----------          ----------
                                                                                     1,351,270           1,176,921
                                                                                    ----------          ----------
Commitments and contingencies

Minority interest in operating partnership....................................          26,460              29,020
                                                                                    ----------          ----------

Shareholders' equity:
      Series B cumulative preferred shares of beneficial interest, $0.01
         par value, 5,118,000 shares issued and outstanding...................         127,950             127,950
      Series F cumulative preferred shares of beneficial interest, $0.01
         par value, 2,400,000 shares issued and outstanding...................          60,000
      Common shares of beneficial interest, $0.01 par value, 35,002,485 and 34,314,636 shares issued and outstanding as of September 30,
         2003 and December 31, 2002, respectively.............................             350                 343
      Additional paid-in capital..............................................         513,061             509,401
      Distributions in excess of accumulated earnings.........................        (253,476)           (205,040)
      Accumulated other comprehensive loss....................................          (3,159)             (6,162)
                                                                                    ----------          ----------
                                                                                       444,726             426,492
                                                                                    ----------          ----------
                                                                                    $1,822,456          $1,632,433
                                                                                    ==========          ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        2003        2002
                                                                                      --------    --------
Revenues:
        Minimum rents...........................................................       $46,469    $40,022
        Percentage rents........................................................         1,675      1,223
        Tenant reimbursements...................................................        22,645     20,543
        Other...................................................................         5,064      5,005
                                                                                       -------    -------
               Total revenues...................................................        75,853     66,793
                                                                                       -------    -------
Expenses:
        Real estate taxes.......................................................         8,600      7,653
        Property operating expenses.............................................        17,980     14,952
                                                                                       -------    -------
                                                                                        26,580     22,605
        Provision for doubtful accounts.........................................         1,287      1,026
        Other operating expenses................................................         1,673      1,600
        Depreciation and amortization...........................................        16,978     14,992
        General and administrative..............................................         2,449      2,858
                                                                                       -------    -------
               Total expenses...................................................        48,967     43,081
                                                                                       -------    -------

               Operating income.................................................        26,886     23,712

Interest income.................................................................            50         82
Interest expense................................................................        20,441     21,213
Equity in income (loss) of unconsolidated entities, net.........................           284        855
                                                                                       -------    -------
Income before minority interest in operating partnership,
     discontinued operations and gain on sale of assets.........................         6,779      3,436
Minority interest in operating partnership......................................           253        431
                                                                                       -------    -------
Income from continuing operations...............................................         6,526      3,005
Discontinued operations:
     (Loss) gain on sales of properties.........................................          (204)       868
     Income from operations.....................................................           128      3,786
                                                                                       -------    -------
Income before gain from sale of assets..........................................         6,450      7,659
Gain on sale of assets..........................................................
                                                                                       -------    -------
               Net income.......................................................         6,450      7,659
Less:          Preferred stock dividends........................................         3,497      2,958
                                                                                       -------    -------
               Net income available to common shareholders .....................       $ 2,953    $ 4,701
                                                                                       =======    =======

EPS available to common shareholders from continuing operations.................       $  0.09    $  0.01
Discontinued operations.........................................................       $ (0.00)   $  0.13
EPS (basic).....................................................................       $  0.08    $  0.14

EPS available to common shareholders from continuing operations.................       $  0.09    $  0.01
Discontinued operations.........................................................       $ (0.00)   $  0.13
EPS (diluted)...................................................................       $  0.08    $  0.14

Cash distributions declared per common share of beneficial interest.............       $0.4808    $0.4808
                                                                                       =======    =======

Net income......................................................................       $ 6,450    $ 7,659
Other comprehensive income (loss) on derivative instruments, net................         1,259     (2,065)
                                                                                       -------    -------
Comprehensive income............................................................       $ 7,709    $ 5,594
                                                                                       =======    =======

       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         2003        2002
                                                                                       --------    --------
Revenues:
      Minimum rents.............................................................       $139,181    $112,705
      Percentage rents..........................................................          4,544       3,556
      Tenant reimbursements.....................................................         66,256      56,996
      Other.....................................................................         14,021      15,268
                                                                                       --------    --------
            Total revenues......................................................        224,002     188,525
                                                                                       --------    --------
Expenses:
      Real estate taxes.........................................................         24,883      20,777
      Property operating expenses...............................................         53,642      41,618
                                                                                       --------    --------
                                                                                         78,525      62,395
      Provision for doubtful accounts...........................................         15,542       2,550
      Other operating expenses..................................................          5,112       4,647
      Depreciation and amortization.............................................         48,639      41,054
      General and administrative................................................          7,030       8,005
                                                                                       --------    --------
           Total expenses.......................................................        154,848     118,651
                                                                                       --------    --------

           Operating income.....................................................         69,154      69,874

Interest income.................................................................            153         440
Interest expense................................................................         59,127      65,373
Equity in income (loss) of unconsolidated entities, net.........................          1,673       2,095
                                                                                       --------    --------
Income before minority interest in operating partnership,
      discontinued operations and gain on sale of assets........................         11,853       7,036
Minority interest in operating partnership......................................            131       1,307
                                                                                       --------    --------
Income from continuing operations...............................................         11,722       5,729
Discontinued operations:
      (Loss) gain on sales of properties........................................         (2,264)      3,304
      (Loss) income from operations.............................................           (567)     13,255
                                                                                       --------    --------
Income before gain on sale of assets............................................          8,891      22,288
Gain on sale of assets..........................................................          2,156
                                                                                       --------    --------
           Net income...........................................................         11,047      22,288
Less:      Preferred stock dividends............................................          9,414       8,875
                                                                                       --------    --------
           Net income available to common shareholders..........................       $  1,633    $ 13,413
                                                                                       ========    ========

EPS available to common shareholders from continuing operations.................       $   0.12    $  (0.06)
Discontinued operations.........................................................       $  (0.08)   $   0.48
EPS (basic).....................................................................       $   0.05    $   0.42

EPS available to common shareholders from continuing operations.................       $   0.12    $  (0.06)
Discontinued operations.........................................................       $  (0.07)   $   0.48
EPS (diluted)...................................................................       $   0.05    $   0.42

Cash distributions declared per common share of beneficial interest.............       $ 1.4424    $ 1.4424
                                                                                       ========    ========

Net income......................................................................       $ 11,047    $ 22,288
Other comprehensive income (loss) on derivative instruments, net................          3,002         331
                                                                                       --------    --------
Comprehensive income............................................................       $ 14,049    $ 22,619
                                                                                       ========    ========

       The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            2003           2002
                                                                                        ------------   ------------
Cash flows from operating activities:
        Net income..................................................................    $  11,047        $  22,288
               Adjustments to reconcile net income to net cash provided by operating activities:
                   Provision for doubtful accounts..................................       16,682            2,712
                   Depreciation and amortization....................................       48,768           45,967
                   Loan fee amortization and debt extinguishment cost...............        3,556            5,773
                   (Income) loss of unconsolidated entities, net....................       (1,673)          (2,095)
                   Capitalized development costs charged to expense ................          249              519
                   Minority interest in operating partnership.......................          131            1,307
                   Loss (gain) on sales of properties from discontinued operations
                     and  properties  held  for sale................................        2,264           (3,304)
                   Gain on sales of assets..........................................       (2,156)
        Net changes in operating assets:

                   Tenant accounts receivable, net..................................       (1,371)          (1,627)
                   Prepaid and other assets.........................................         (116)          (2,735)
                   Accounts payable and accrued expenses............................         (363)         (14,063)
                                                                                        ---------        ---------

                       Net cash provided by operating activities...............            77,018           54,742
                                                                                        ---------        ---------

Cash flows from investing activities:

               Additions to investment in real estate...............................     (187,045)         (39,325)
               Distributions from (investment in) unconsolidated entities, net......        5,095           (3,173)
               Proceeds from sale of properties - discontinued operations...........       13,209          101,607
               Proceeds from sale of assets.........................................        6,008
               (Payments to) withdrawals from restricted cash.......................       (4,175)          39,550
               Additions to deferred expenses.......................................       (6,367)          (8,981)
                                                                                        ---------        ---------

                      Net cash (used in) provided by investing activities......          (173,275)          89,678
                                                                                        ---------        ---------

Cash flows from financing activities:

               Payments on revolving line of credit, net.............................     (14,600)         (27,800)
               Principal payments on mortgage and notes payable......................    (136,326)        (329,472)
               Proceeds from issuance of mortgage and notes payable..................     245,000          204,794
               Proceeds from the issuance of preferred shares of beneficial interest,
                 net of underwriting and other offering costs........................      58,110
               Proceeds from the issuance of common shares of beneficial interest,
                 net of underwriting and other offering costs........................                       58,269
               Net proceeds from issuance of common shares...........................       7,834            9,060
               Cash distributions....................................................     (63,311)         (57,350)
                                                                                        ---------        ---------

                           Net cash provided by (used in) financing activities.......      96,707         (142,499)
                                                                                        ---------        ---------

Net change in cash and cash equivalents..............................................         450            1,921

Cash and cash equivalents, at beginning of period....................................      11,309            8,709
                                                                                        ---------        ---------

Cash and cash equivalents, at end of period..........................................   $  11,759        $  10,630
                                                                                        =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of: (a) Glimcher Realty Trust (the "Company" or "GRT"); (b) Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP") (91.5% and 91.3% owned by GRT at September 30, 2003 and December 31, 2002), of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is the sole general partner; (c) eight Delaware limited partnerships (Colonial Park Mall Limited Partnership, Grand Central Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership, Catalina Partners Limited Partnership (wholly owned by Colonial Park Mall Limited Partnership), Loyal Plaza Venture Limited Partnership, Glimcher Loyal Plaza Tenant Limited Partnership and San Mall Limited Partnership); (d) twenty-five Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, LC Portland, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, Fairfield Village, LLC, Great Plains MetroMall, LLC (owned 54% by Olathe Mall, LLC), GB Northtown, LLC, Charlotte Eastland Mall, LLC, Glimcher WestShore, LLC, Jersey Gardens Center, LLC and Glimcher Jersey Gardens, LLC (wholly owned by JG Mezzanine, LLC)); (e) one Colorado limited liability company (Olathe Mall, LLC); (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership); and (g) nineteen Delaware corporations, (Glimcher Grand Central, Inc., Glimcher Morgantown Mall, Inc., Glimcher Tampa, Inc., Glimcher Weberstown, Inc., Glimcher Blaine, Inc., Glimcher Montgomery, Inc., GP Olathe, Inc., GP Metromall, Inc., Glimcher Johnson City, Inc., Glimcher Mount Vernon, Inc., Glimcher Auburn, Inc., Glimcher Dayton Mall, Inc., Glimcher Colonial Park Mall, Inc., Glimcher Loyal Plaza, Inc., Glimcher Loyal Plaza Tenant, Inc., San Mall Corporation, Glimcher Eastland, Inc, Glimcher JG Urban Renewal, Inc. and N.J. Metromall Urban Renewal, Inc. (wholly owned by JG Mezzanine, LLC)), (h) and two Delaware business trusts (Glimcher Colonial Trust and Colonial Park Trust (wholly owned by Colonial Park Mall Limited Partnership)) . All of the above entities, except as otherwise noted, are wholly owned by GRT, GPLP and/or GPC. In 2003, the Company held percentage ownership interests in the consolidated entities ranging from 91.3% to 100.0%. GRT and the Operating Partnership have investments in two joint ventures which are accounted for under the equity method. The Operating Partnership is (i) a 49.0% member in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware corporation that is wholly owned by GRT, is a 1.0% member and (ii) a 39.29% member in Polaris Mall, LLC, which owns 100% of PFP Columbus, LLC, both Delaware limited liability companies. Glimcher Development Corporation ("GDC") and its 100% owned subsidiary, Ohio Entertainment Corporation ("OEC"), both Delaware corporations, are 100.0% owned by the Operating Partnership. GDC provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties. Inter-entity balances and transactions have been eliminated in consolidation.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim periods. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $22,780 and $21,938 at September 30, 2003 and December 31, 2002, respectively. Percentage rents, which are based on tenants' sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Tenant reimbursements represent recoveries from tenants for common area maintenance (CAM) expenses, real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of fee income (that relates to property management services) which is recognized in the period in which the service is performed; temporary tenant revenues, which are recognized as earned; and the proceeds from sales of development land, which are generally recognized at the closing date.

Tenant Accounts Receivable

         Tenant accounts receivable are stated net of allowance for doubtful accounts of $7,202 and $6,253 at September 30, 2003 and December 31, 2002, respectively. The increase in the allowance balance primarily relates to reserves for anticipated bankruptcy settlements for some major tenants and reserves for other troubled tenants.

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

                                                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                          -----------------------   -----------------------
                                                                             2003        2002          2003         2002
                                                                          ----------   ----------   ----------   ----------
Net income available to common shareholders:
      As reported.......................................................    $2,953       $4,701      $1,633        $13,413
      Pro forma.........................................................    $2,939       $4,685      $1,587        $13,356

Stock compensation expense:
      Recorded in reported net income for awards after January 1, 2003..    $   14                   $   45
      Included in Pro-forma for awards before January 1, 2003...........    $   14       $   16      $   46        $    57

Earnings per share (basic):
      As reported......................................................     $ 0.08       $ 0.14      $ 0.05        $  0.42
      Pro forma.........................................................    $ 0.08       $ 0.14      $ 0.05        $  0.42

Earnings per share (diluted):
      As reported.......................................................    $ 0.08       $ 0.14      $ 0.05        $  0.42
      Pro forma.........................................................    $ 0.08       $ 0.14      $ 0.05        $  0.42

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

Early Extinguishment of Debt

         Effective January 1, 2003, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the nine months ended September 30, 2002, the Company recorded $1,419 in extraordinary items from operations and $135 in extraordinary items from discontinued operations that resulted from the early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.

Guarantor's Accounting and Disclosures

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission FIN 34)". FIN 45 clarifies the requirements of SFAS No. 5 relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted FIN 45 without any impact to the Company's financial position or results of operations.

Purchase accounting for acquisition of additional interests in real estate

         For purchases consummated subsequent to June 30, 2001, the effective date of the SFAS No. 141, "Business Combinations", the fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting was applied, on a pro-rata basis, to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

         The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers.

         In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are presented in accounts payable and accrued expenses as a net liability of $6,938 for the acquisitions through September 30, 2003 in the accompanying consolidated balance sheet and are amortized as a net increase to rental income over the initial term.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of the (i) purchase price paid for a property after adjusting for existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The aggregate value of these items are considered immaterial and therefore no amounts have been recorded in the consolidated financial statements for these items. Should future acquisitions of properties result in allocating material amounts to the value of in-place leases and tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship.

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

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

New Accounting Pronouncements

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interests Entities - an Interpretation of ARB No. 51." The effective date of the interpretation has been postponed by FASB Staff Position No. FIN 46-6 and will be effective no later than the first interim or annual reporting period ending after December 15, 2003. The Interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. The potential impact of FIN 46 has been evaluated as it relates to the Company's joint venture interests. Based upon the analysis, the Company does not anticipate FIN 46 having a significant impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has no immediate impact as a result of this pronouncement.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial position or results of operations as a result of this new pronouncement at September 30, 2003.

Supplemental Disclosure of Non-Cash Financing and Investing Activities:

         The Company accrued accounts payable of $3,558 and $3,653 for real estate improvements as of September 30, 2003 and 2002, respectively.

         Share distributions of $16,829 and $16,498 and Operating Partnership distributions of $1,450 and $1,577 had been declared but not paid as of September 30, 2003 and December 31, 2002, respectively. Series B cumulative preferred share distributions of $2,959 and $2,959 had been declared but not paid as of September 30, 2003 and December 31, 2002, respectively. Series F cumulative preferred share distributions of $538 have been declared but not paid as of September 30, 2003.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations for SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", have been made in the financial statements to conform to the 2003 presentation.

3. INVESTMENT IN UNCONSOLIDATED REAL ESTATE ENTITIES

         At September 30, 2003, investment in unconsolidated real estate entities consists of a 50.00% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC.

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

         For the nine months ended September 30, 2002, the share of net income includes the Company's 50.00% joint venture interest in Dayton Mall Venture, LLC and 37.85% joint venture interest in Glimcher SuperMall Venture, LLC. On July 18, 2002, the Company acquired the remaining third party interest in Glimcher SuperMall Venture, LLC. On August 5, 2002, the Company acquired the remaining third party interest of Dayton Mall Venture, LLC. Also, the share of net income for the nine months ended September 30, 2002, includes the Company's 20.00% joint venture interest in San Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% third party interest in this entity. Also, the share of net income for the period January 1, 2002 through March 5, 2003 includes the Company's 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% third party interest in this entity. Additionally, the share of net income for the period January 1, 2002 through April 23, 2003 includes the Company's 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% third party interest in this entity. Furthermore, the share of net income for the period January 1, 2002 through August 13, 2003 included the Company's 20% interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% third party interest in this entity. As a result, the entities mentioned above are fully consolidated as of July 18, 2002, August 5, 2002, November 18, 2002, March 6, 2003, April 24, 2003 and August 14, 2003,
respectively.

         GDC provides development, construction, leasing and legal services for a fee to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $225 and $1,190 for services provided to the joint ventures for the nine months ended September 30, 2003 and 2002, respectively.

The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                               SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                               ------------------  -----------------
         Assets:
           Investment properties at cost, net................      $185,562            $285,299
           Other assets......................................        13,203              20,578
                                                                   --------            --------
                                                                   $198,765            $305,877
                                                                   ========            ========
         Liabilities and Members' Equity:....................
           Mortgage notes payable............................      $191,071            $242,486
           Accounts payable and accrued expenses.............         7,298              16,550
                                                                   --------            --------
                                                                    198,369             259,036
           Members' equity...................................           396              46,841
                                                                   --------            --------
                                                                   $198,765            $305,877
                                                                   ========            ========
         Operating Partnership's share of members' equity....      $  1,198            $ 16,997
                                                                   ========            ========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN
UNCONSOLIDATED REAL ESTATE ENTITIES:

         Members' equity........................................     $1,198             $16,997
         Advances and additional costs..........................      7,691               6,050
                                                                     ------             -------
         Investment in unconsolidated real estate entities......     $8,889             $23,047
                                                                     ======             =======

STATEMENT OF OPERATIONS

                                                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                          --------------------      --------------------
                                                           2003          2002        2003         2002
                                                          -------      -------      -------      -------
         Total revenues...............................     $8,878      $18,305      $32,099      $65,435
         Operating expenses...........................      3,045        7,825       11,910       27,935
                                                           ------      -------      -------      -------
         Net operating income.........................      5,833       10,480       20,189       37,500
         Depreciation and amortization................      2,089        3,183        6,450       13,265
         Other expenses, net..........................         33           57          123          668
         Interest expense, net........................      3,334        5,098       10,318       18,294
                                                           ------      -------      -------      -------
         Net income...................................     $  377      $ 2,142      $ 3,298      $ 5,273
                                                           ======      =======      =======      =======

         Operating Partnership's share of net income..     $  284      $   855      $ 1,673      $ 2,095
                                                           ======      =======      =======      =======

         On April 1, 2003, Polaris Mall, LLC refinanced its existing $120,000 construction loan with a new 10-year, 5.24% fixed interest rate permanent loan in the amount of $150,000. Excess loan proceeds after repayment of the construction loan were distributed to the members on the basis of their equity interests in the entity and to repay member advances.

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

4. MORTGAGE NOTES PAYABLE AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 CONSIST OF THE FOLLOWING:

                                        CARRYING AMOUNT OF                            INTEREST    PAYMENT  PAYMENT AT   MATURITY
           DESCRIPTION                MORTGAGE NOTES PAYABLE       INTEREST RATE        TERMS      TERMS    MATURITY      DATE
-----------------------------------------------------------------------------------------------------------------------------------
                                       SEPTEMBER    DECEMBER   SEPTEMBER   DECEMBER
                                         2003         2002       2003        2002
                                      -----------  ----------  ---------   --------
FIXED RATE:
  Glimcher Jersey Gardens, LLC         $  163,521    $164,517     5.44%      5.44%                 (a)(b)   $163,273  Jun.9, 2004
  Montgomery Mall Associates, LP           45,070      45,526     6.79%      6.79%                   (a)    $ 43,843      (d)
  Weberstown Mall, LLC                     19,675      19,839     7.43%      7.43%                   (a)    $ 19,033  May 1, 2006
  San Mall, LP                             34,505      34,793     8.50%      8.50%                   (a)    $ 32,623      (e)
  Colonial Park Mall, LP                   34,007                 7.73%                              (a)    $ 32,033      (e)
  Charlotte Eastland Mall, LLC             46,137                 7.84%                              (a)    $ 42,323      (f)
  Morgantown Mall Associates, LP           55,197      55,742     6.89%      6.89%                   (a)    $ 50,823      (f)
  Grand Central, LP                        50,080      50,530     7.18%      7.18%                   (a)    $ 46,065  Feb.1, 2009
  Johnson City Venture, LLC                40,045      40,288     8.37%      8.37%                   (a)    $ 36,981  June 1, 2010
  Dayton Mall Venture, LLC                 58,341      58,819     8.27%      8.27%                   (a)    $ 49,824      (g)
  Glimcher WestShore, LLC                 100,000                 5.09%                              (a)    $ 84,824      (h)
  University Mall LP                       66,430      67,203     7.09%      7.09%                   (a)    $ 52,524      (i)
  LC Portland, LLC                        139,573                 5.42%                              (a)    $116,922      (j)
  Glimcher SuperMall Venture, LLC          61,976      62,462     7.54%      7.54%                   (a)    $ 49,969      (k)
  Other Fixed Rate Debt                    47,624      48,182      (l)        (l)                    (a)    $ 41,488      (m)
  Tax Exempt Bonds                         19,000      19,000     6.00%      6.00%                   (c)    $ 19,000  Nov. 1, 2028
                                       ----------    --------
                                          981,181     666,901
                                       ----------    --------
VARIABLE RATE/BRIDGE:
  Northtown Mall, LLC                      40,000      40,000     4.25%      4.94%        (n)        (b)    $ 40,000  Dec.28, 2003
  Great Plains Metro Mall, LLC             42,000      42,000     6.67%      4.97%        (o)      (a)(b)   $ 42,000   Jul.9, 2004
  Glimcher River Valley Mall, LLC          38,000      38,000     5.00%      5.00%        (p)        (b)    $ 38,000  Dec.31, 2004
  Other Variable Rate Debt                 44,062      39,229      (q)        (q)                  (a)(b)   $ 43,653      (r)
                                       ----------    --------
                                          164,062     159,229
                                       ----------    --------
EXTINGUISHED DEBT                                     130,000                6.25%
                                                     --------
TOTAL MORTGAGE NOTES PAYABLE           $1,145,243    $956,130
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

(h) The loan matures in September 2033, with an optional prepayment date in 2012.

(i)  The loan matures in January 2028, with an optional prepayment date in 2013.

(j)  The loan matures in June 2033, with an optional prepayment date in 2013.

(k) The loan matures in February 2028, with an optional prepayment date in 2015.

(l)  Interest rates ranging from 6.78% to 7.49% at September 30, 2003 and
     December 31, 2002, respectively.

(m)  Final maturity dates ranging from February 2007 to November 2011.

(n)  Interest rate of PRIME plus 25 basis points.

(o) Interest rate of LIBOR (capped at 4.00% until maturity) plus 555 basis points.

(p)  Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.

(q) Interest rates ranging from LIBOR plus 195 to 250 basis points (3.07% to 3.63% at September 30, 2003 and 3.33% to 4.00% at December 31, 2002).

(r)  Final maturity dates ranging from May 2004 to August 2005.

         All mortgage notes payable are collateralized by certain properties owned by the respective entities with an aggregate net book value of $1,462,454 and $1,202,975 at September 30, 2003 and December 31, 2002, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. Additionally, $153,688 of mortgage notes payable and unpaid tenant allowances relating to certain properties have been guaranteed by the Company.

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

5. NOTES PAYABLE

         Effective January 31, 2002, the Company, through the Operating Partnership, amended its Credit Facility. The amended Credit Facility provides the Company with the ability to borrow up to $170,000, extends the term through January 31, 2004 and is collateralized with first mortgage liens on three malls and one community center with a net book value of $128,015 at September 30, 2003 and $129,774 at December 31, 2002. The interest rate on the Credit Facility ranges from LIBOR plus 1.60% to LIBOR plus 1.90%, depending on the Company's ratio of debt to asset value; the Credit Facility currently bears interest at a rate equal to LIBOR plus 1.90% per annum and the Company has an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110,000 until January 31, 2004, (the effective interest rate after giving effect to the swap agreement was 6.86% per annum and 6.42% per annum at September 30, 2003 and December 31, 2002, respectively). Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility, as amended, contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. At September 30, 2003, the balance outstanding on the Credit Facility was $125,200. In addition, $4,653 represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of September 30, 2003, the unused balance of the Credit Facility available to the Company was $40,147. Note 14 to these consolidated financial statements discusses a subsequent event related to the Credit Facility.

6. SERIES F PREFERRED SHARES

         The Company's Declaration of Trust authorizes the issuance of up to an aggregate 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

         On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of 8.75% Series F cumulative preferred shares of beneficial interest (the "Series F Preferred Shares"). Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

7. EARNINGS PER SHARE

         The presentation of basic EPS and diluted EPS is summarized in the table(s) below (shares in thousands):

                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------------------
                                                                   2003                              2002
                                                     -------------------------------    ------------------------------
                                                                               PER                               PER
                                                      INCOME      SHARES      SHARE      INCOME       SHARES    SHARE
                                                     --------    --------    -------    --------      ------   -------
BASIC EPS
  Income from continuing operations...............    $ 6,526                            $ 3,005
   Less: Preferred stock dividends................     (3,497)                            (2,958)
   Add:  Minority interest adjustments............         (6)                               385
                                                      -------                            -------
                                                        3,023      34,900      $0.09         432      34,253     $0.01
EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units.....................        259       3,076                     46       3,090
  Options.........................................                    383                                216

DILUTED EPS
                                                      -------      ------                -------      ------
  Diluted income from continuing operations.......    $ 3,282      38,359      $0.09     $   478      37,559     $0.01
                                                      =======      ======                =======      ======

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------------------
                                                                   2003                                2002
                                                     --------------------------------    --------------------------------
                                                                               PER                                 PER
                                                      INCOME      SHARES      SHARE       INCOME      SHARES      SHARE
                                                     --------    --------    --------    --------     -------    --------
BASIC EPS
  Income from continuing operations...............    $11,722                             $ 5,729
    Less: Preferred stock dividends...............     (9,414)                             (8,875)
    Add:  Minority interest adjustments...........       (226)                              1,368
    Add:  Gain from sale of assets................      2,156
                                                      -------                             -------
                                                        4,238      34,591       $0.12      (1,778)     31,712      $(0.06)
EFFECT OF DILUTIVE SECURITIES
  Operating Partnership units.....................        357       3,206
  Options.........................................                    341

DILUTED EPS
                                                      -------      ------                 -------      ------
  Diluted income from continuing operations.......    $ 4,595      38,138       $0.12     $(1,778)     31,712      $(0.06)
                                                      =======      ======                 =======      ======

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 20 and 906 at September 30, 2003 and 2002, respectively.

         The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                              2003                2002
                                                                        -----------------   ----------------
                                                                         BASIC    DILUTED   BASIC    DILUTED
                                                                        -------   -------   ------   -------
         Discontinued operations....................................    $(0.00)   $(0.00)    $0.13    $0.13

                                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------
                                                                              2003                2002
                                                                        -----------------   ----------------
                                                                         BASIC    DILUTED   BASIC    DILUTED
                                                                        -------   -------   ------   -------
         Discontinued operations....................................    $(0.08)   $(0.07)    $0.48    $0.48

8. SEGMENT REPORTING

         Selected information about reportable segments of the Company is summarized in the table below:

                                                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------
                                                              COMMUNITY
                                                   MALLS       CENTERS     CORPORATE       TOTAL
                                                ----------    ---------    ---------    ----------
Total revenues...............................   $   69,237    $  6,088     $   528      $   75,853
Total operating expenses.....................       43,780       2,898       2,289          48,967
                                                ----------    --------     -------      ----------
Operating income (loss)......................   $   25,457    $  3,190     $(1,761)     $   26,886
                                                ==========    ========     =======      ==========

Property and equipment, net..................   $1,503,424    $177,699     $ 3,064      $1,684,187
                                                ==========    ========     =======      ==========

Investment in unconsolidated entities........   $   5,861     $  3,028     $   -0-      $    8,889
                                                ==========    ========     =======      ==========

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                --------------------------------------------------
                                                             COMMUNITY
                                                  MALLS       CENTERS     CORPORATE       TOTAL
                                                ----------   ----------   ----------    ----------
Total revenues...............................   $   59,061    $  7,583     $   149      $   66,793
Total operating expenses.....................       36,963       3,056       3,062          43,081
                                                ----------    --------     -------      ----------
Operating income (loss)......................   $   22,098    $  4,527     $(2,913)     $   23,712
                                                ==========    ========     =======      ==========

Property and equipment, net..................   $1,235,962    $297,412     $ 7,261      $1,540,635
                                                ==========    ========     =======      ==========

Investment in unconsolidated entities........   $   17,078    $  3,583     $   -0-      $   20,661
                                                ==========    ========     =======      ==========

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                --------------------------------------------------
                                                             COMMUNITY
                                                   MALLS      CENTERS      CORPORATE      TOTAL
                                                ----------   ----------   ----------    ----------
Total revenues...............................   $  201,454   $   21,984   $      564    $  224,002
Total operating expenses.....................      133,860       10,978       10,010       154,848
                                                ----------   ----------   ----------    ----------
Operating income (loss)......................   $   67,594   $   11,006   $   (9,446)   $   69,154
                                                ==========   ==========   ==========    ==========

Property and equipment, net..................   $1,503,424   $  177,699   $    3,064    $1,684,187
                                                ==========   ==========   ==========    ==========

Investment in unconsolidated entities........   $    5,861   $    3,028   $      -0-    $    8,889
                                                ==========   ==========   ==========    ==========

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                --------------------------------------------------
                                                             COMMUNITY
                                                  MALLS       CENTERS     CORPORATE       TOTAL
                                                ----------   ----------   ----------    ----------
Total revenues...............................   $  165,306   $   22,382   $      837    $  188,525
Total operating expenses.....................       99,834       10,020        8,797       118,651
                                                ----------   ----------   ----------    ----------
Operating income (loss)......................   $   65,472   $   12,362   $   (7,960)   $   69,874
                                                ==========   ==========   ==========    ==========

Property and equipment, net..................   $1,235,962   $  297,412   $    7,261    $1,540,635
                                                ==========   ==========   ==========    ==========

Investment in unconsolidated entities........   $   17,078   $    3,583   $      -0-    $   20,661
                                                ==========   ==========   ==========    ==========

9. RELATED PARTY TRANSACTIONS

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $4 and $270 for the nine months ended September 30, 2003 and $20 and $361 for the nine months ended September 30, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the nine months ended September 30, 2003. The Company's joint ventures paid the same two companies $1 and $63 for the nine months ended September 30, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which through September 2003 was owned by TGC (which is wholly owned by Herbert Glimcher), $137 and $237 for the nine months ended September 30, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,869 and $330 for the nine months ended September 30, 2003 and 2002, respectively, for services provided to these joint ventures. GDC provided services to TGC for pre-development work on two projects. As of September 30, 2003, TGC owed GDC $59 for those services. TGC has subsequently paid the amount owed.

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

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

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

         The Company provided management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the nine months ended September 30, 2002, the Company recognized fee income of $387 under such agreement. Total revenues and net income of San Mall, LLC were $9,976 and $910 respectively, for the nine months ended September 30, 2002.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher, (a former trustee of GRT, a son of Herbert Glimcher, the Company's Chairman of the Board of Trustees and Chief Executive Officer, and a brother of Michael Glimcher, the Company's President). The sale price was $9,937 including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale. As of September 30, 2003, the group of private investors owed GRT $20 which has subsequently been paid.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5,000 from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William
R. Husted, previously a Senior Vice President of the Company, and Douglas W. Campbell, Vice President Construction Services of the Company, have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5,000 which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4,924 was included in accounts payable at September 30, 2002 related to this transaction. Interest paid was $100 and $150 for the nine months ended September 30, 2003 and 2002, respectively. The remaining balance of this loan of $4,861 was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher (collectively, the "Glimcher Entities"). Herbert Glimcher is the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer. David J. Glimcher is a former executive officer and trustee of the Company, a son of Herbert Glimcher, the Company's Chairman of the Board of Trustees and Chief Executive Officer, and a brother of Michael Glimcher, the Company's President. In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of September 30, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and
(iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $201 and $199 for the nine months ended September 30, 2003 and 2002, respectively, and prepaid rent from these tenants was $28 and $36 at September 30, 2003 and 2002, respectively.

         The Glimcher Group, owned by Robert Glimcher, a son of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and a brother of Michael Glimcher, the President of the Company, owes the Company $10 for reimbursement of expenses for shared space at a convention in May 2003. The David J. Glimcher Co., owned by David Glimcher, a former Trustee of GRT, a son of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the brother of Michael Glimcher, the President of the Company, owed the Company $10 at September 30, 2003 for reimbursement of expenses for shared space at a convention in May 2003 which has subsequently been paid.

         Herbert Glimcher has provided a loan guarantee to a private company that leases space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $16 for the nine months ended September 30, 2003.

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

10. CONTINGENCIES

         The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon replacement of the construction loan with a permanent mortgage on April 1, 2003, these guarantees were released. In connection with the new mortgage loan the Operating Partnership provided the lender with a guarantee until certain tenant allowances are paid. The guarantee was $4,771 at September 30, 2003.

         As of September 30, 2003, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

11. DERIVATIVES AND HEDGING ACTIVITIES

         The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended.

         During the nine months ended September 30, 2003, the Company recognized additional other comprehensive income of $3,002 to adjust the carrying amount of the interest rate swaps and caps to their fair values at September 30, 2003, which includes $4,951 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $310 in minority interest participation. During the nine months ended September 30, 2002, the Company recognized additional other comprehensive income of $331 to adjust the carrying amount of the interest rate swaps and caps to fair values at September 30, 2002, net of $5,827 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $117 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The Company may be exposed to the risk that variability in cash flows might impact the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of September 30, 2003. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                INTEREST
               HEDGE TYPE                      NOTIONAL VALUE     RATE        MATURITY      FAIR VALUE
---------------------------------------------  --------------   --------   --------------   ----------
Swap - Cash Flow.............................     $110,000        5.39%     Jan. 31, 2004     $(1,939)
Swap -  Cash Flow............................     $162,000        2.34%     June 15, 2004     $(1,528)
Sold Cap - Cash Flow.........................     $162,000        7.00%     June 15, 2004
Cap - Cash Flow..............................     $165,000        7.00%     June 15, 2004
Cap - Cash Flow..............................     $130,000        6.25%     Nov. 10, 2003
Cap - Cash Flow..............................     $ 42,000        4.00%     July 15, 2004

         On September 30, 2003, the derivative instruments were reported at their aggregate fair value of ($3,467) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the nine months ended September 30, 2003.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

12. DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
(b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first nine months of 2003, the Company sold three community centers for $13,257, and reflected one community center as held for sale. The Company recognized a net loss associated with these four community centers of $2,264, which, in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $172 and $595 for the three months ended September 30, 2003 and 2002, respectively, and $919 and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.
                                       17

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

13. ACQUISITIONS

         The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The purchase allocations recorded in connection with the acquisitions in the consolidated balance sheet are based on the information available at this time. Subsequent adjustments and refinements to the allocation may be made, based on additional information. The Company believes any subsequent adjustments will be immaterial. Consistent with its strategy to selectively acquire strategically located properties in markets where management generally has extensive operating experience and/or where it can capitalize on its strong relationships with national, regional and local retailers, the Company acquired the following interests in the first nine months of 2003.

         On March 6, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Colonial Park Mall, an enclosed regional mall located in Harrisburg, Pennsylvania, from LB Colonial Park, LLC, a Delaware limited liability company. The Company acquired the remaining 50% interest for $5.5 million in cash and the assumption of the property's outstanding mortgage balance of $34.3 million on the acquisition date. The existing mortgage, which originated in 1997, matures in 2027, with an optional prepayment dated in 2007. The debt bears interest at a fixed rate of 7.73% per annum.

         On April 24, 2003, GPLP completed the acquisition from Greyhawke Net Lease Investors, III, LLC, a Delaware limited liability company, of the 50% interest not previously owned by the Company in G & G Blaine LLC, and a related parcel of land for approximately $2.96 million in cash. With the completion of this transaction, GPLP is the sole owner of a vacant anchor building and underlying land at Northtown Mall in Minneapolis, Minnesota. Northtown Mall is wholly owned by the Company.

         On August 14, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Eastland Mall, an enclosed regional mall located in Charlotte, North Carolina, from HIG Mall, LLC, a Florida limited liability company. The Company acquired the remaining 80% interest for $4.75 million in cash and the assumption of the property's outstanding mortgage balance of $46.2 million on the acquisition date. The existing mortgage, which originated in 1998, matures on September 11, 2008. The debt bears interest at a fixed rate of 7.84% per annum and requires payments of principal based on a 30-year principal amortization schedule.

         On August 27, 2003, the Company's operating partnership, GPLP, acquired WestShore Plaza Mall, a fully enclosed regional shopping mall located in Tampa, Florida, from American Freeholds, a Nevada general partnership, which is sponsored by Grosvenor USA. Approximately $100 million of the $152 million purchase price was funded with a new nine-year mortgage loan which bears interest at the fixed rate 5.09% per annum and requires payments of principal based on a 30-year principal amortization schedule. The additional $52 million was funded using a portion of the net proceeds of the 8.75% Series F Cumulative Redeemable Preferred Share offering that was completed by the Company on August 25, 2003.

         The four acquisitions completed in the nine months ended September 30, 2003 resulted in additions to the Company's consolidated balance sheet in the following major categories:

               Net investment in real estate......................    $252,449
               Mortgage notes payable.............................    $ 80,447

         The unaudited pro-forma information relating to the acquisition of properties is presented below as if these acquisitions had been completed on January 1st of the respective period. These results are not necessarily indicative of the results which actually would have occurred if they would have occurred on January 1st of the respective period, nor is the pro-forma financial information necessarily representative of the results of operations for future periods.

                                                  FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                               -------------------------   -------------------------
                                                  2003           2002         2003          2002
                                               -----------   -----------   -----------   -----------
Total Revenues:
  As reported...............................     $75,853       $66,793       $224,002      $188,525
  Pro forma.................................     $81,726       $76,592       $245,805      $217,421

Net income available to common shareholders:
  As reported...............................     $ 2,953       $ 4,701       $  1,633      $ 13,413
  Pro forma.................................     $ 2,927       $ 4,827       $  1,909      $ 13,977

Earnings per share (basic):
  As reported...............................     $  0.08       $  0.14       $   0.05      $   0.42
  Pro forma.................................     $  0.08       $  0.14       $   0.06      $   0.44

Earnings per share (diluted):
  As reported...............................     $  0.08       $  0.14       $   0.05      $   0.42
  Pro forma.................................     $  0.08       $  0.14       $   0.05      $   0.44

            (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND UNIT AMOUNTS)

14. SUBSEQUENT EVENTS

         The Company sold Morningside Plaza, a 75,155 square foot community center located in Dade City, Florida for $3.75 million on October 16, 2003. The sales proceeds were used to repay an existing $2.6 million mortgage and to pay down short-term borrowings under the Company's line of credit.

         On October 17, 2003, the Company replaced its existing line of credit that was scheduled to mature on January 31, 2004 with a new $150 million three-year secured bank credit facility maturing on October 16, 2006. The interest rate on the new facility ranges from 1.15% to 1.70% over LIBOR depending upon the Company's ratio of debt to total asset value. The interest rate on the previous credit facility ranged from 1.60% to 1.90% over LIBOR. The line of credit is secured by a mortgage on three malls and eleven community centers.

         In other financing activity, the Company closed on October 17, 2003 a $114 million permanent mortgage for The Mall at Fairfield Commons, located in Dayton, Ohio. The new mortgage matures on November 1, 2014, and bears interest at a fixed rate of 5.45%. The mortgage is subject to a 30-year principal amortization. Proceeds were used to pay off $63,190 of variable rate mortgage notes payable and the remainder to pay down the Company's Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following should be read in conjunction with the unaudited consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-Q.

         This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure to close outparcel sales, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for CAM, taxes and other property expenses, as well as other risks listed from time to time in this Form 10-Q and in GRT's other reports filed with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission FIN 34)". FIN 45 clarifies the requirements of SFAS No. 5 relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has no immediate impact as a result of FIN 45.

         Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation", and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", prospectively to all awards granted, modified or settled on or after January 1, 2003.

         Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the nine months ended September 30, 2002, the Company recorded $1,419 thousand in extraordinary items from operations and $135 thousand in extraordinary items from discontinued operations that resulted from the early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interests Entities - an Interpretation of ARB No. 51." The effective date of the interpretation has been postponed by FASB Staff Position No. FIN 46-6 and will be effective the first interim or annual reporting period ending after December 15, 2003. The interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. The potential impact of FIN 46 has been evaluated regarding potential impact to the Company's joint venture interests. Based upon the analysis, the Company does not anticipate FIN 46 having a significant impact on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has no immediate impact as a result of this pronouncement.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial position as a result of this new pronouncement at September 30, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

         Total revenues increased 14%, or $9.1 million, for the three months ended September 30, 2003. Of the $9.1 million increase, $10.0 million was the result of increased revenues at the malls (due to an $8.9 million increase from consolidation of joint venture properties and $1.9 million from the WestShore Plaza Mall acquisition), $800,000 was a result of decreases in management fee income, primarily as a result of the consolidation of five malls previously accounted for as joint ventures. Acquisitions for the three months ended September 30, 2003 reflect the inclusion in the consolidated financial statements of SuperMall of the Great Northwest effective July 18, 2002, Dayton Mall effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002, Colonial Park Mall effective March 6, 2003, G & G Blaine, LLC effective April 24, 2003 and Eastland Mall effective August 14, 2003, as a result of the Company's acquisition of the third party interests in the entities owning these Properties, and WestShore Plaza Mall effective August 27, 2003.

Minimum rents

         Minimum rents increased 16% or $6.4 million for the three months ended September 30, 2003. Same center community center minimum rents decreased $1.3 million due to $1.2 million in termination income from WalMart at Roane County Plaza in third quarter 2002.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           -----
Same center..................     $0.8              $(1.3)           $(0.5)           (1.3)%
Acquisitions.................      6.9                0.0              6.9            17.3
                                  ----              -----            -----            ----
                                  $7.7              $(1.3)           $ 6.4            16.0%
                                  ====              =====            =====            ====

Tenant reimbursements

         Tenant reimbursements reflect a increase of 10.2%, or $2.1 million for the three months ended September 30, 2003, primarily due to the consolidation of five malls previously accounted for as joint ventures.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           ------

Same center..................     $(2.1)             $1.0            $(1.1)           (5.3)%
Acquisitions.................       3.2               0.0              3.2            15.5
                                  -----              ----            -----            ----
                                  $ 1.1              $1.0            $ 2.1            10.2%
                                  =====              ====            =====            ====

Other revenues

         The $59 thousand increase in other revenues is primarily the result of a $800 thousand increase from temporary tenants. These increases are partially offset by a reduction in management fees previously charged to joint ventures which are now consolidated.

EXPENSES

         Total expenses increased 13.7%, or $5.9 million, for the three months ended September 30, 2003. Real estate taxes and property operating expenses increased $4.0 million, depreciation and amortization increased $2.0 million and provision for doubtful accounts by $300 thousand. These increases were partially offset by a decrease in general and administrative expenses.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 17.6%, or $4.0 million, for the three months ended September 30, 2003.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           -----
Same center..................     $(1.0)            $1.0             $0.0             0.0%
Acquisitions.................       4.0              0.0              4.0            17.6
                                  -----             ----             ----            ----
                                  $ 3.0             $1.0             $4.0            17.6%
                                  =====             ====             ====            ====

Provision for doubtful accounts

         The provision for doubtful accounts was $1.3 million for the three months ended September 30, 2003 and $1.0 million for the corresponding period in 2002. This is primarily the result of increased revenues as the standard provision is funded as a percent of revenues.

Other Operating Expenses

         Other operating expenses were $1.6 million and represented 2.1% of total revenues for the three months ended September 30, 2003 as compared to $1.6 million that represented 2.4% of total revenues for the corresponding period in 2002. The reduction as a percent of revenue is primarily due to cost reduction initiatives.

Depreciation and Amortization

         The $2.0 million increase in depreciation and amortization consists primarily of a increase of $1.8 million from the consolidation of five malls that were previously reflected as joint ventures, $400 thousand from the WestShore Plaza Mall acquisition and a $200 thousand decrease in same center malls.

General and Administrative

         General and administrative expense was $2.5 million and represented 3.3% of total revenues for the three months ended September 30, 2003, compared to $2.9 million and 4.3% of total revenues for the corresponding period in 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 3.6%, or $.8 million for the three months ended September 30, 2003. The summary below identifies the increase by its various components (dollars in thousands).

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------------------
                                               2003                 2002              INC. (DEC.)
                                               ----                 ----              -----------
Average loan balance.....................   $1,191,734           $1,163,502             $28,232
Average rate.............................         6.56%                6.64%               (.08)%

Total interest...........................   $   19,544           $   19,314             $   230
Amortization of loan fees................          953                1,640                (687)
Capitalized interest & other (1)....               (56)                 259                (315)
                                            ----------           ----------             -------
Interest expense.........................   $   20,441           $   21,213             $ ( 772)
                                            ==========           ==========             =======

(1) Other consists primarily of interest costs billed to joint venture entities, administrative and servicing fees.

DISCONTINUED OPERATIONS

         On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. Income from discontinued operations was $128,000 for the three months ended September 30, 2003 compared to $3.8 million for the corresponding period in 2002, for segment reporting purposes, revenues and expenses would have been reported as part of community centers. The Company did not dispose of any community centers in the three months ended September 30, 2003. However, one center was held for sale and was appropriately accounted for in discontinued operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

         Total revenues increased 18.8%, or $35.5 million, for the nine months ended September 30, 2003. Of the $35.5 million increase, $36.1 million was the result of increased revenues at the malls (including a $33.9 million increase from the acquisition of five malls previously reflected as joint ventures and $1.6 million from the WestShore Plaza Mall acquisition). Acquisitions for the nine months ended September 30, 2003 reflect the inclusion in the consolidated financial statements of SuperMall of the Great Northwest effective July 18, 2002, Dayton Mall effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002, Colonial Park Mall effective March 6, 2003, G & G Blaine, LLC effective April 24, 2003 and Eastland Mall effective August 14, 2003, as a result of the Company's acquisition of the third party interests in the entities owning these Properties, and WestShore Plaza Mall effective August 27, 2003.

Minimum rents

         Minimum rents increased 23.5% or $26.5 million, for the nine months ended September 30, 2003 of which $22.7 million is the result of acquisitions.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           -----
Same center..................     $ 3.5             $0.3             $ 3.8             3.4%
Acquisitions.................      22.7              0.0              22.7            20.1
                                  -----             ----             -----            ----
                                  $26.2             $0.3             $26.5            23.5%
                                  =====             ====             =====            ====

Tenant reimbursements

         Tenant reimbursements reflect an increase of 16.2%, or $9.3 million, for the nine months ended September 30, 2003. Acquisitions account for a $10.8 million increase which was partially offset by reduced recovery rates for CAM, taxes and insurance in 2003.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           -----
Same center..................     $(4.1)            $2.6             $(1.5)           (2.6)%
Acquisitions.................      10.8              0.0              10.8            18.8
                                  -----             -----            -----            ----
                                  $ 6.7             $2.6             $ 9.3            16.2%
                                  =====             ====             =====            ====

Other revenues

         The $1.2 million decrease in other revenues is primarily the result of decreased management fees of $2.5 million that were previously charged to joint venture interests which are now consolidated. This decrease is partially offset by increased temporary tenant revenues.

EXPENSES

         Total expenses increased 30.5%, or $36.2 million, for the nine months ended September 30, 2003. Real estate taxes and property operating expenses increased $16.1 million, depreciation and amortization increased $7.6 million and provision for doubtful accounts increased by $13.0 million. These increases were partially offset by a decrease in general and administrative expenses.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 25.9%, or $16.1 million for the nine months ended September 30, 2003.

                                          INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                  ---------------------------------------------------------
                                                  COMMUNITY                         PERCENT
                                  MALLS            CENTERS           TOTAL           TOTAL
                                  -----            -------           -----           -----
Same center..................     $(0.8)            $3.4             $ 2.6             4.2%
Acquisitions.................      13.5              0.0              13.5            21.7
                                  -----             ----             -----            ----
                                  $12.7             $3.4             $16.1            25.9%
                                  =====             ====             =====            ====

Provision for doubtful accounts

         The provision for doubtful accounts was $15.5 million for the nine months ended September 30, 2003 and $2.6 million for the corresponding period in 2002.

         During the first nine months of 2003, the Company increased its provision for doubtful accounts by $15.5 million. The increase includes a specific provision attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance at the Company's three value malls (Jersey Gardens, Great Mall of the Great Plains and SuperMall of the Great Northwest) for $5.4 million in the first quarter, and $4.6 million in the second quarter for the Company's remaining properties. The Company's policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon completion of the true-up calculation. In addition, the Company established in the second quarter reserves for past due receivables owed by bankrupt companies and other troubled tenants for an additional $3.3 million.

Other Operating Expenses

         Other operating expenses were $5.1 million for the nine months ended September 30, 2003 as compared to $4.6 million for the corresponding period in 2002. The increase is due to the consolidation of five malls which were previously reflected as joint ventures as well as the WestShore Plaza Mall acquisition.

Depreciation and Amortization

         The $7.6 million increase in depreciation and amortization consists primarily of $7.2 million from the consolidation of five malls which were previously reflected as joint ventures and a $400 thousand increase from the WestShore Plaza Mall acquisition.

General and Administrative

         General and administrative expense was $7.0 million and represented 3.1% of total revenues for the nine months ended September 30, 2003, compared to $8.0 million and 4.2% of total revenues for the corresponding period in 2002.

INTEREST EXPENSE/CAPITALIZED INTEREST

         Interest expense decreased 9.6%, or $6.2 million for the nine months ended September 30, 2003. The summary below identifies the increase by its various components (dollars in thousands).

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------------
                                               2003                 2002            INC. (DEC.)
                                               ----                 ----            -----------
Average loan balance.....................   $1,147,205           $1,151,129          $(3,924)
Average rate.............................         6.48%                6.86%            (.38)%

Total interest...........................   $   55,753           $   59,226          $(3,473)
Amortization of loan fees................        3,567                5,697           (2,130)
Capitalized interest & other (1)....              (193)                 450             (643)
                                            ----------           ----------          -------
Interest expense.........................   $   59,127           $   65,373          $(6,246)
                                            ==========           ==========          =======

(1) Other consists primarily of interest costs billed to joint venture entities, administrative and servicing fees.

EQUITY IN INCOME (LOSS) OF UNCONSOLIDATED ENTITIES, NET

         The $422 thousand decrease in the equity in income of unconsolidated entities consists primarily from the purchase of six joint venture interests acquired by the Company in 2002 and the first nine months of 2003. This is partially offset from the increase in operating results of the Company's joint venture property Polaris Fashion Place which opened on October 25, 2001.

DISCONTINUED OPERATIONS

         During the first nine months of 2003, the Company sold three community centers for $13,257,000 and had one community center reflected as held for sale, which, in accordance with SFAS No. 144, is reported in discontinued operations, this loss was recorded when the properties were classified as held for sale.
(Loss) income from discontinued operations was $(567,000) and $13,225,000 for the nine months ended September 30, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of community centers.

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

         The Company, through the Operating Partnership at September 30, 2003, was a party to a Credit Facility with several financial institutions that provided the Company with the ability to borrow up to $170.0 million. The Credit Facility bore an interest at a rate equal to LIBOR plus 1.90% per annum. The Company had an interest rate swap agreement in place that fixes LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the effective interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.86% per annum on the outstanding borrowings at September 30, 2003). Payments due under the Credit Facility are guaranteed by the Company. During the first nine months of 2003, the weighted average interest rate was 6.31% per annum after giving effect to the swap agreement. At September 30, 2003, the outstanding balance on the Credit Facility was $125.2 million. Additionally, $4.7 million represents a holdback on the available balance of the Credit Facility for collateral changes and letters of credit issued under the Credit Facility. This Credit Facility was paid off and replaced by a new Credit Facility.

         On October 17, 2003, the Company entered into the new Credit Facility that provides the Company with the ability to borrow up to $150.0 million and expires October 16, 2006. The new Credit Facility is collateralized with first mortgage liens on three malls and eleven community centers. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70%, depending on the Company's ratio of debt to asset value. Also on October 17, 2003, the Company refinanced The Mall at Fairfield Commons with $114.0 million in permanent financing maturing November 1, 2014 and bearing interest at 5.45% per annum.

         Total debt increased by $174.5 million during 2003. The change in outstanding borrowings is summarized as follows (in thousands):

                                                          MORTGAGE         NOTES          TOTAL
                                                           NOTES          PAYABLE        PAYABLE
                                                           -----          -------        -------
December 31, 2002...................................    $  956,130       $139,800      $1,095,930
Acquired mortgage debt:
  Colonial Park Mall................................        34,255                         34,255
  Eastland Mall.....................................        46,184                         46,184
New mortgage debt...................................       245,000                        245,000
Repayment of debt...................................      (130,000)                      (130,000)
Debt amortization payments in 2003..................        (6,326)                        (6,326)
Net borrowings, line of credit......................                      (14,600)        (14,600)
                                                        ----------       --------      ----------
September 30, 2003..................................    $1,145,243       $125,200      $1,270,443
                                                        ==========       ========      ==========

         During the first nine months of 2003, the Company incurred additional borrowings secured by first mortgage liens. The new mortgage notes payable totaling $245.0 million consists of (i) a $5.0 million loan secured by a first mortgage lien on Artesian Square, which bears interest at LIBOR plus 1.95% per annum (3.07% at September 30, 2003), (ii) a $140.0 million loan secured by a first mortgage lien on Lloyd Center, which matures in June 2013 and bears interest at 5.42% per annum, and (iii) a $100.0 million loan secured by a first mortgage lien on WestShore Plaza Mall, which matures in September 2012 and bears interest at 5.09% per annum.

         At September 30, 2003, the Company's Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of $128,015 million and its mortgage notes payable were collateralized with first mortgage liens on Properties having a net book value of $1,462,454 million. The Company also owned 29 unencumbered Properties having a net book value of $93,681 million at that date. Certain of the loans are cross-collateralized as part of a group of Properties under a single loan, certain of the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan.

         On August 25, 2003, the Company completed a $60 million public offering of 2,400,000 shares of 8.75% Series F cumulative preferred shares of beneficial interest (the "Series F Preferred Shares"). Aggregate net proceeds of the offering were $58.1 million. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

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

         During the first nine months of 2003, the Company sold 3 community centers for $13.3 million and had one reflected as held for sale. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the sold properties are reported as Discontinued Operations.

         In the first quarter of 2003, the Company acquired the remaining 50.0% ownership interest in Colonial Park Mall Limited Partnership, for $5.5 million in cash, assumption of existing mortgage notes payable of $34.3 million and assumption of net assets and liabilities. Colonial Park Mall Limited Partnership is the owner of Colonial Park Mall, a mall in Harrisburg, Pennsylvania.

         In the third quarter of 2003, the Company acquired the remaining 80% ownership in Charlotte Eastland Mall LLC, for $4.75 million in cash, assumption of existing mortgage notes payable of $46.2 million and assumption of net assets and liabilities. Charlotte Eastland Mall LLC, is the owner of Eastland Mall, a mall in Charlotte, North Carolina.

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

         At September 30, 2003, the Company's total-debt-to-total-market capitalization was 56.2%, compared to 57.9% at December 31, 2002 and 58.1% at September 30, 2002. The Company is working to maintain this ratio in the mid 50% range by reducing outstanding debt. The Company expects to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

         Net cash provided by operating activities for the nine months ended September 30, 2003, was $77.0 million versus $54.7 million for the corresponding period of 2002. Net income adjusted for non-cash items accounted for a $5.7 million increase. Changes in operating assets and liabilities accounted for a $16.6 million increase. The change in operating assets and liabilities reflects decreased payables in 2003.

         Net cash used in investing activities for nine months ended September 30, 2003, was $173.2 million. It primarily reflects the additions to investments in real estate of $187.0 million offset by the proceeds received from the sale of discontinued operations $13.2 million.

         Net cash provided in financing activities for the nine months ended September 30, 2003, was $96.7 million. Cash was provided through the issuance of mortgages and notes payable of $245.0 million and through the issuance of Series F preferred shares of $58.1 million. Cash was used to make principal payments on notes payable of $136.3 million and cash distributions of $63.3 million.

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

Malls

         During the first nine months of 2003 anchor vacancy in the mall store portfolio increased by approximately 108,000 square feet. During the first nine months the Company executed a lease termination agreement for a 64,000 square foot Oshmans Sports Store at The Great Mall of the Great Plains, received a confirmation of a lease rejection for an 83,000 square foot K-Mart at Southside Mall in April 2003 and 150,000 square feet vacant Montgomery Ward was added to the portfolio through the acquisition of G & G Blaine, LLC at Northtown Mall. The Company opened four new anchor stores during the first nine months, an approximately 65,000 square foot Steve & Barry's at Grand Central Mall, a 24,000 square foot shoe retailer at Northwest Mall, an 80,000 square foot Steve & Barry's at River Valley Mall and a 52,000 square foot Steve & Barry's at Northtown Mall.

Community Centers

         Vacant anchor square footage decreased during the first nine months. This was the result of selling a former 117,000 square feet K-Mart store to Home Depot at Canal Place, selling former Ames locations at Sunbury and Hills Plaza, re-tenanting Ames at Middletown and a retenanting of a former Service Merchandise at Clarksville. These gains were offset by lease terminations during the first quarter for vacant Walmart stores at Cumberland and Newberry Square.

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

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended September 30, 2003. The percentage change is based on those tenants reporting sales for the twenty-four month period ended September 30, 2003.

                                                 MALLS                 COMMUNITY CENTERS
                                        ------------------------    ------------------------
PROPERTY TYPE                           SALES PSF   % INC.(DEC.)    SALES PSF   % INC.(DEC.)
                                        ---------   ------------    ---------   ------------
Anchors...........................        $151         (0.9)%          $265         0.1%
Stores............................        $302         (0.7)%          $239         1.5%

         Portfolio occupancy statistics by property type are summarized below:

                                                                    OCCUPANCY (1) (2)
                                           -----------------------------------------------------------
                                           9/30/03      6/30/03     3/31/03       12/31/02     9/30/02
                                           -------      -------     -------       --------     -------
Mall Anchors......................          94.0%        92.8%        94.7%         94.5%        94.3%
Comparable Mall Anchors  -
     excluding WestShore..........          93.6%        92.8%        94.7%         94.5%        94.3%
Mall Stores.......................          90.2%        89.9%        89.4%         90.1%        88.0%
Comparable Mall Stores  -
     excluding WestShore..........          90.3%        89.9%        89.4%         90.1%        88.0%
Total Mall Portfolio..............          92.6%        91.7%        92.7%         92.9%        92.0%
Community Center Anchors..........          76.0%        74.4%        71.3%         72.3%        80.7%
Community Center Stores...........          78.6%        80.6%        81.8%         82.8%        83.0%
Single Tenant Retail Properties...         100.0%       100.0%       100.0%        100.0%       100.0%
Total Community Center Portfolio..          77.2%        76.6%        74.6%         75.5%        81.6%
Comparable Community Center
     Portfolio....................          77.2%                                                76.7%

1)   Occupancy statistics included in the above table are based on the total
     Company portfolio which includes properties owned by the Company and properties held in joint ventures.

2) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

RELATED PARTY TRANSACTIONS

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, $4,000 and $270,000 for the nine months ended September 30, 2003 and $20,000 and $361,000 for the nine months ended September 30, 2002, respectively, for the use in connection with Company related matters, of a bus owned by TGC and an airplane owned by CFI. No payments were made by the Company's joint ventures to these two companies for the nine months ended September 30, 2003. The Company's joint ventures paid the same two companies $500 and $63,012 for the nine months ended September 30, 2002. Additionally, the Company paid Triad CM ("Triad"), 50.0% of which through September 2003 was owned by TGC (which is wholly owned by Herbert Glimcher), $137,000 and $237,000 for the nine months ended September 30, 2003 and 2002, respectively, in connection with construction management and contractor services at GPLP's Properties. Joint ventures in which the Company holds an ownership interest paid Triad $1,869,000 and $330,000 for the nine months ended September 30, 2003 and 2002, respectively, for services provided to these joint ventures. GDC provided services to TGC for pre-development work on two projects. As of September 30, 2003, TGC owed GDC $59,000 for those services. TGC has subsequently paid the amount owed.

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

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $224 thousand for the year ended December 31, 2002. The commissions for full year 2003 are estimated to be $275 thousand.

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

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LP ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue San Mall, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80% ownership interest in San Mall LP for $5.5 million, which was paid $2.3 million in cash and $3.2 million in the form of 195,149 operating partnership units.

         The Company provided management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the nine months ended September 30, 2002, the Company recognized fee income of $387,000 under such agreement. Total revenues and net income of San Mall, LLC were $9,976,000 and $910,000 respectively, for the nine months ended September 30, 2002.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors which included David Glimcher, (a former trustee of GRT, a son of Herbert Glimcher, the Company's Chairman of the Board of Trustees and Chief Executive Officer, and a brother of Michael Glimcher, the Company's President). The sale price was $9.9 million including cash of $2.2 million and the assumption of a $7.7 million mortgage note payable. The Company recognized a gain of $1.2 million on the sale. As of September 30, 2003, the group of private investors owed GRT $20,228 which has subsequently been paid.

         The Company previously acquired expansion land adjacent to The Mall at Fairfield Commons for approximately $5.0 million from a partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members, William R. Husted, previously a Senior Vice President of the Company, and Douglas W. Campbell, Vice President Construction Services of the Company, have an ownership interest (the "Glimcher Partnership"). In connection with such purchase, GPLP issued to the Glimcher Partnership a promissory note for the entire purchase price in the amount of $5.0 million which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January, 2004. Approximately $4.9 million was included in accounts payable at September 30, 2002 related to this transaction. Interest paid was $100,000 and $150,000 for the nine months ended September 30, 2003 and 2002, respectively. The remaining balance of this loan of $4.9 million was paid by the Company on April 2, 2003.

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher (collectively, the "Glimcher Entities"). Herbert Glimcher is the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer. David J. Glimcher is a former executive officer and trustee of the Company, a son of Herbert Glimcher, the Company's Chairman of the Board of Trustees and Chief Executive Officer, and a brother of Michael Glimcher, the Company's President. In addition, at that time, the Company was granted options ("Purchase Options") to purchase, at the lower of cost or ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher entities in such parcels. As of September 30, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and
(iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum rents were $201,000 and $199,000 for the nine months ended September 30, 2003 and 2002, respectively, and prepaid rent from these tenants was $28,000 and $36,000 at September 30, 2003 and 2002, respectively.

         The Glimcher Group, owned by Robert Glimcher, a son of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and a brother of Michael Glimcher, the President of the Company, owes the Company $10,012 for reimbursement of expenses for shared space at a convention in May 2003. The David J. Glimcher Co., owned by David Glimcher, a former Trustee of GRT, a son of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the brother of Michael Glimcher, the President of the Company, owed the Company $10,012 at September 30, 2003 for reimbursement of expenses for shared space at a convention in May 2003 which has subsequently been paid.

         Herbert Glimcher has provided a loan guarantee to a private company that leases space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $16,000 for the nine months ended September 30, 2003.

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

The following table reconciles FFO to net income available to common shareholders for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                     --------------------             --------------------
                                                                      ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                     --------------------             --------------------
                                                                       2003        2002                  2003       2002
                                                                     ---------   --------             ---------   --------
Net income available to common shareholders...............            $ 2,953     $ 4,701              $ 1,633     $13,413
Add back (less):
     Real estate depreciation and amortization............             16,467      15,690               47,084      44,359
     Share of joint venture real estate depreciation
        and amortization..................................                953       1,703                2,881       5,932
     Minority interest in partnership.....................                253         431                  131       1,307
     Gain from sale of assets.............................                                              (2,156)
     Discontinued operations: Loss (gain) on sales of
        properties and properties held for sale...........                204        (868)               2,264      (3,304)
                                                                      -------     -------              -------     -------
Funds from operations.....................................            $20,830     $21,657              $51,837     $61,707
                                                                      =======     =======              =======     =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2003 and 2002 approximately 85.9% and 72.7%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.3 years and 6.6 years, respectively, and weighted-average interest rates of approximately 6.78% and 7.16%, respectively. The remainder of the Company's debt at September 30, 2003 and 2002, bears interest at variable rates with weighted-average interest rates of approximately 4.67% and 5.60%, respectively.

         At September 30, 2003 and 2002, the fair value of the Company's debt (excluding it's Credit Facility) was $1,202.8 million and $1,084.6 million, respectively, compared to its carrying amounts of $1,145.2 million and $1,014.0 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2003 and 2002, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows, on a quarterly basis, by $353,000 and $461,000, respectively, and decrease the fair value of debt by approximately $36.8 million and $33.6 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows, on a quarterly basis, by $353,000 and $366,000, respectively, and increase the fair value of debt by approximately $39.6 million and $36.2 million, at the respective balance sheet dates.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company's periodic reports filed with the Securities and Exchange Commission. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 25, 2003, the Company completed its previously announced offering to the public of 2,400,000 shares of 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest at a price of $25.00 per Series F Preferred Shares. The net proceeds of approximately $58 million were used primarily to fund the acquisition of the WestShore Plaza Mall.

         On August 22, 2003, the Company filed Articles Supplementary to its Amended and Restated Declaration of Trust designating the rights and preferences of its Series F shares. Such Articles Supplementary are incorporated by reference herein.

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

         3.4 Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership (incorporated by reference to
                  Exhibit 3.1 to the Company's current report on Form 8-K filed on August 29, 2003).

         4.1 Articles Supplementary Classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share (incorporated by reference to Exhibit
                  3.5 to the Company's Form 8-A filed on August 22, 2003).

         4.2 Specimen Certificate evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.3 to the Company's Form 8-A filed on August 22, 2003).

         10.1 Purchase and Sale Agreement and Escrow Instructions, dated as of June 30, 2003, between American Freeholds, a Nevada general partnership, and Glimcher Properties Limited Partnership, a Delaware limited partnership relating to WestShore Plaza Mall.*

         10.2 Second Amendment to WestShore Plaza Mall Purchase and Sales Agreement and Escrow Instructions, dated as of August 26, 2003, between American Freeholds, a Nevada general partnership, and Glimcher Properties Limited Partnership, a Delaware limited partnership, relating to WestShore Plaza Mall.*

         10.3 Membership Interest Purchase Agreement, dated as of June 20, 2003, between HIG Mall, LLC, a Florida limited liability company, and Glimcher Properties Limited Partnership, a Delaware limited partnership, relating to Eastland Mall.*

         10.4 Promissory Note A1 dated as of August 27, 2003, issued by Glimcher Westshore, LLC in the amount of sixty six million dollars ($66,000,000).*

         10.5 Promissory Note A2 dated as of August 27, 2003, issued by Glimcher Westshore, LLC in the amount of thirty four million dollars ($34,000,000).*

         10.6 Mortgage, Assignment of Leases and Rents and Security Agreement by Glimcher Westshore, LLC to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003.*

         10.7 Guarantee by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall.*

         10.8 Note dated as of August 11, 1998 issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225).*

         10.9 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC.*

         10.10 Promissory Note dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall.*

         10.11 Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 1, 1997 by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall.*

         31.1 Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

         During its quarter ended September 30, 2003, the Company filed the following reports on Form 8-K:

         1.       Form 8-K dated and filed July 11, 2003, reporting under "Item
                  5. Other Events" a press release updating the Company's estimate of second quarter and full year 2003 fund from operations.

         2. Form 8-K dated July 30, 2003 and filed July 31, 2003, reporting under "Item 5. Other Events" a press release announcing results for the second quarter ended June 30, 2003.

         3. Forms 8-K/A dated August 5, 2003 and filed August 6, 2003, amending the July 30, 2003 filing, reporting under "Item 5. Other Events" a press release announcing results for the second quarter ended June 30, 2003.

         4. Form 8-K dated August 7, 2003 and filed August 8, 2003, reporting under "Item 5. Other Events" an underwriting agreement with Deutsche Bank Securities, Inc. providing for the purchase by the underwriters from the Company of 2,400,000 shares of the Company's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest.

         5. Form 8-K dated August 29, 2003, reporting under "Item 5. Other Events" completion of its previously announced offer to the public of 2,400,000 shares of the Company's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest.

         6. Form 8-K dated and filed September 8, 2003, reporting under "Item 2. Acquisitions or Disposition of Assets" reporting Glimcher Properties Limited Partnership's acquisition of WestShore Plaza Mall on August 27, 2003.

         *Incorporated by reference to the Company's current report on 8-K dated September 8, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLIMCHER REALTY TRUST

November 4, 2003          /s/ Herbert Glimcher
                          ----------------------------------------------------
                          Herbert Glimcher, Chairman of the Board,
                          Chief Executive Officer (Principal Executive Officer)
                          and Trustee

November 4, 2003          /s/ William G. Cornely
                          ----------------------------------------------------
                          William G. Cornely, Executive Vice President,
                          Chief Operating Officer, Treasurer and Trustee

November 4, 2003          /s/ Melinda A. Janik
                          ----------------------------------------------------
                          Melinda A. Janik, Senior Vice President,
                          Chief Financial Officer (Principal Accounting Officer)