Form 10-Q/A
period 2003-03-31
GLIMCHER REALTY TRUST
filed 2004-02-23
CIK 912898

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

       Registrant's telephone number, including area code: (614) 621-9000
                   20 S. THIRD STREET, COLUMBUS, OHIO 43215
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)
           Securities registered pursuant to Section 12(b) of the Act:

                       Title of each class                                     Name of each exchange on which registered

        COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                       NEW YORK STOCK EXCHANGE
        91/4% SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL                   NEW YORK STOCK EXCHANGE
               INTEREST, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO
                                         ---    ---

As of May 7, 2003, there were 34,462,819 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.




                                  1 of 27 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q


                                      INDEX
                                      -----


                                                                                                             PAGE
                                                                                                             ----
EXPLANATORY NOTE                                                                                               3

PART I: FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002                                3

         Consolidated Statements of Operations and Comprehensive Income for the three months ended             4
             March 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002              5

         Notes to Consolidated Financial Statements                                                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      23

     Item 4.  Controls and Procedures                                                                         23


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               24

     Item 2.  Changes in Securities and Use of Proceeds                                                       24

     Item 3.  Defaults Upon Senior Securities                                                                 24

     Item 4.  Submission of Matters to a Vote of Security Holders                                             24

     Item 5.  Other Information                                                                               24

     Item 6.  Exhibits and Reports on Form 8-K                                                                24


SIGNATURES                                                                                                    25


CERTIFICATIONS                                                                                                26

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending (i) Note 8 of the Notes to Consolidated Financial Statements contained in Part I - "Financial Statements" and (ii) Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions", of Quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, which was filed by Glimcher Realty Trust on May 14, 2003 (the "Original Filing"). The sole purpose of this amendment is to include a transaction involving certain subsidiaries of the Company and H.P. Development LLC and Dell Property Group Ltd., which has since been determined to be a related party transaction in our discussion of related party transactions. The Original Filing did not include this transaction as a related party transaction.


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


         In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months ended March 31, 2003, HP Development LLC received $180 from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $150 was used to make payments to the Company for the land options and services provided under the Master Leasing Agreement. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At March 31, 2003, the Company included in Development in Progress $445 for land options and other pre-development costs and $122 for leasing and legal services attributable to HP Development LLC.


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


         In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months ended March 31, 2003, HP Development LLC received $180,000 from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $150,000 was used to make payments to the Company for the land options and services provided under the Master Leasing Agreement. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At March 31, 2003, the Company included in Development in Progress $444,666 for land options and other pre-development costs and $121,958 for leasing and legal services attributable to HP Development LLC.


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

                 None

    ITEM 5.      OTHER INFORMATION

                 None

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)       Exhibits


                 10.176* Mortgage Note dated as of February 21, 2003 issued by Glimcher Properties Limited Partnership in the amount of five million dollars ($5,000,000.00).

                 10.177* Mortgage, Assignment of Rents Security Agreement and Fixture Filing by Glimcher Properties Limited Partnership to Bank One, NA dated as of February 21, 2003.

                 99.1*     Certification of the Company's CEO pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

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


    * Previously filed with original 10Q dated May 14, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GLIMCHER REALTY TRUST



February 20, 2004         /s/ Herbert Glimcher
-------------------       ----------------------------------------------------
                          Herbert Glimcher, Chairman of the Board &
                          Chief Executive Officer (Principal Executive Officer)




February 20, 2004         /s/ Melinda A. Janik
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