Form 10-Q/A
period 2003-06-30
GLIMCHER REALTY TRUST
filed 2004-02-23
CIK 912898

                                  UNITED STATES

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

                                 1 of 30 pages

                              GLIMCHER REALTY TRUST
                                    FORM 10-Q

                                      INDEX

PART I: FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----

     EXPLANATORY NOTE                                                                                     3

     Item 1.  Financial Statements

         Explanatory Note                                                                                 3

         Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002                            3

         Consolidated Statements of Operations and Comprehensive Income
           for the three months ended June 30, 2003 and 2002                                              4

         Consolidated Statements of Operations and Comprehensive Income
           for the six months ended June 30, 2003 and 2002                                                5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002            6

         Notes to Consolidated Financial Statements                                                       7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 26

     Item 4.  Controls and Procedures                                                                    27


PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                          28

     Item 2.  Changes in Securities and Use of Proceeds                                                  28

     Item 3.  Defaults Upon Senior Securities                                                            28

     Item 4.  Submission of Matters to a Vote of Security Holders                                        28

     Item 5.  Other Information                                                                          28

     Item 6.  Exhibits and Reports on Form 8-K                                                           28


SIGNATURES                                                                                               30

                                EXPLANATORY NOTE



This Form 10-Q/A is being filed for the purpose of amending (i) Note 9 of the Notes to Consolidated Financial Statements contained in Part I- "Financial Statements" and (ii) Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions", of Quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed by Glimcher Realty Trust on August 12, 2003 (the "Original Filing"). The sole purpose of this amendment is to include a transaction involving certain subsidiaries of the Company and H.P. Development LLC and Dell Property Group Ltd., which has since been determined to be a related party transaction in our discussion of related party transactions. The Original Filing did not include this transaction as a related party transaction.


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

In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months and six months ended June 30, 2003, HP Development LLC received $92 and $272, respectively, from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $150 was used to make payments to the Company for the land options and services provided during the six months ended June 30, 2003 under the Master Leasing Agreement. No payments for land options and services provided under the Master Leasing Agreement were received by the Company during the three months ended June 30, 2003. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At June 30, 2003, the Company had a receivable of $677 from HP Development LLC for land options and other pre-development costs and a deferred receivable of $310 for leasing and legal services.

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

In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months and six months ended June 30, 2003, HP Development LLC received $91,500 and $271,500, respectively, from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $150,000 was used to make payments to the Company for the land options and services provided during the six months ended June 30, 2003 under the Master Leasing Agreement. No payments for land options and services provided under the Master Leasing Agreement were received by the Company during the three months ended June 30, 2003. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At June 30, 2003, the Company had a receivable of $676,662 from HP Development LLC for land options and other pre-development costs and a deferred receivable of $310,056 for leasing and legal services.

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


              *  10.178 Severance Benefits Agreement dated December 31, 2002 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Melinda A. Janik.



              *  10.179-1 Note dated June 30, 2003 issued by LC Portland, LLC in the amount of $70,000,000.

            *  10.179-2 Note dated June 30, 2003 issued by LC Portland, LLC in the amount of $70,000,000.



            *  31.1 Certification of the Company's CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.



            *  31.2 Certification of the Company's CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.



               31.3 Certification of the Company's CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.



               31.4 Certification of the Company's CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002.



            *  32.1 Certification of the Company's CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



               32.2 Certification of the Company's CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



            *  99.4 Amendment to Glimcher Realty Trust Retirement Savings Plan.


               (b)  Reports on Form 8-K

               During its quarter ended June 30, 2003, the Company filed the following reports on Form 8-K:

               1.1 Form 8-K dated and filed April 25, 2003, reporting under "Item 5. Other Events" a press release updating the Company's estimate of second quarter and full year 2003 fund from operations.






*  Previously filed with original 10Q Report dated August 12, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLIMCHER REALTY TRUST

February 20, 2004                 /s/ Herbert Glimcher
---------------------             --------------------------------------------
                                  Herbert Glimcher, Chairman of the Board,
                                  Chief Executive Officer (Principal Executive
                                  Officer) and Trustee


February 20, 2004                 /s/ William G. Cornely
---------------------             --------------------------------------------
                                  William G. Cornely, Executive Vice President,
                                  Chief Operating Officer, Treasurer and Trustee


February 20, 2004                 /s/ Melinda A. Janik
---------------------             -------------------------------------------
                                  Melinda A. Janik, Senior Vice President,
                                  Chief Financial Officer