Form 10-Q/A
period 2003-09-30
GLIMCHER REALTY TRUST
filed 2004-02-23
CIK 912898

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A



                                 AMENDMENT NO.1


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

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed for the purpose of amending (i) Note 9 of the Notes to Consolidated Financial Statements contained in Part I -- "Financial Statements" and (ii) Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions", of Quarterly report on Form 10-Q for the quarterly period ended September 30, 2003, which was filed by Glimcher Realty Trust on November 4, 2003 (the "Original Filing"). The sole purpose of this amendment is to include a transaction involving certain subsidiaries of the Company and H.P. Development LLC and Dell Property Group Ltd., which has since been determined to be a related party transaction in our discussion of related party transactions. The Original Filing did not include this transaction as a related party transaction.




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


In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months and nine months ended September 30, 2003, HP Development LLC received $117 and $389, respectively, from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $200 and $350 were used to make payments to the Company for the land options and services provided under the Master Leasing Agreement during the three and nine months ended September 30, 2003, respectively. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At September 30, 2003, the Company had a receivable of $516 from HP Development LLC for land options and other pre-development costs and a deferred receivable of $373 for leasing and legal services.

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


In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. After the Company's Board of Trustees determined that it no longer wished to proceed with the development of the proposed project, Trans State Development, LLC assigned its land options to HP Development LLC on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP Development LLC to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP Development LLC for the Company to provide leasing, legal and pre-development services. During the three months and nine months ended September 30, 2003, HP Development LLC received $117,300 and $388,800, respectively, from Ellen Glimcher, doing business through Dell Property Group, Ltd., of which $200,000 and $350,000 were used to make payments to the Company for the land options and services provided under the Master Leasing Agreement during the three and nine months ended September 30, 2003, respectively. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. At September 30, 2003, the Company had a receivable of $515,550 from HP Development LLC for land options and other pre-development costs and a deferred receivable of $372,975 for leasing and legal services.



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

         10.5 Promissory Note A2 dated as of August 27, 2003, issued by Glimcher Westshore, LLC in the amount of thirty four million dollars ($34,000,000).*

         10.6 Mortgage, Assignment of Leases and Rents and Security Agreement by Glimcher Westshore, LLC to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003.*

         10.7 Guarantee by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall.*

         10.8 Note dated as of August 11, 1998 issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225).*

         10.9 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC.*

         10.10 Promissory Note dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall.*

         10.11 Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 1, 1997 by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall.*



         31.1 Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

         31.2 Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

         31.3 Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.4 Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

        **Previously filed with original 10-Q Report dated November 4, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLIMCHER REALTY TRUST


February 20, 2004         /s/ Herbert Glimcher
                          ----------------------------------------------------
                          Herbert Glimcher, Chairman of the Board,
                          Chief Executive Officer (Principal Executive Officer)
                          and Trustee

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