Form 10-K
period 2003-12-31
GLIMCHER REALTY TRUST
filed 2004-03-12
CIK 912898

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        [X]       ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-12482

                              GLIMCHER REALTY TRUST
             (Exact name of registrant as specified in its charter)

                MARYLAND                                        31-1390518
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

          150 EAST GAY STREET                                     43215
             COLUMBUS, OHIO                                     (Zip Code)
(Address of Principal executive offices)

       Registrant's telephone number, including area code: (614) 621-9000
           Securities registered pursuant to Section 12(b) of the Act:

                        Title of each class                              Name of each exchange on which registered
COMMON SHARES OF BENEFICIAL INTEREST, PAR VALUE $0.01 PER SHARE                   NEW YORK STOCK EXCHANGE
8 3/4% SERIES F CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICIAL              NEW YORK STOCK EXCHANGE
                 INTEREST, PAR VALUE $0.01 PER SHARE
8 1/8% SERIES G CUMULATIVE REDEEMABLE PREFERRED SHARES OF BENEFICAL               NEW YORK STOCK EXCHANGE
                 INTEREST, PAR VALUE $0.01 PER SHARE

                      _____________________________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

As of March 8, 2004, there were 35,091,075 Common Shares of Beneficial Interest outstanding, par value $0.01 per share and the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2003, was $765,840,589.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 7, 2004 are incorporated by reference into Part III of this Report.

                                  1 of 81 pages

                                TABLE OF CONTENTS

                                                                                                         FORM
                                                                                                         10-K
                                                                                                        REPORT
ITEM NO.                                                                                                 PAGE
--------                                                                                                 ----
                                                     PART I

1.       Business....................................................................................      3
2.       Properties..................................................................................      6
3.       Legal Proceedings...........................................................................     14
4.       Submission of Matters to a Vote of Security Holders.........................................     15

                                                    PART II

5.       Market for Registrant's Common Equity and Related Shareholder Matters.......................     15
6.       Selected Financial Data.....................................................................     16
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......     17
7A.      Quantitative and Qualitative Disclosures About Market Risk..................................     36
8.       Financial Statements and Supplementary Data.................................................     36
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........     36
9A.      Controls and Procedures.....................................................................     36

                                                    PART III

10.      Trustees and Executive Officers of the Registrant...........................................     37
11.      Executive Compensation......................................................................     37
12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters.................................................................................     37
13.      Certain Relationships and Related Transactions..............................................     38
14.      Principal Accountant Fees and Services......................................................     38
15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................     38

SIGNATURES  ............................................................................................  46

PART I

         This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust ("GRT"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; rejection of leases by tenants in bankruptcy, the failure to qualify as a REIT (as herein after defined), failure to consummate financing, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of certain properties to take place; the failure of the Company to use sale proceeds to reduce debt, the failure to attract innovative retailers, the failure to complete planned redevelopments of properties, the failure to close outparcel sales; the failure of the Company to make additional investments in regional mall properties; and the failure to fully recover tenant obligations for common area maintenance ("CAM"), taxes and other property expenses, as well as other risks listed from time to time in this Form 10-K and in GRT's other reports filed with the Securities and Exchange Commission (the "SEC").

ITEM 1. BUSINESS

(a)      General Development of Business

         GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT") which was formed on September 1, 1993 to continue the business of The Glimcher Company ("TGC") and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of enclosed regional and super regional malls (the "Malls") and community shopping centers (including single tenant retail properties) (the "Community Centers"). The Malls and Community Centers are each individually referred to herein as a "Property" and the Malls and Community Centers in which GRT holds an ownership position (including joint venture interests) are collectively referred to herein as the "Properties". On January 26, 1994, GRT consummated an initial public offering (the "IPO") of 18,198,000 of its common shares of beneficial interest (the "Common Shares") including 2,373,750 over allotment option shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP"), a Delaware limited partnership of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2003, GRT held a 92.2% interest in the Operating Partnership.

         At December 31, 2003, the Operating Partnership owned (i) a 49.0% interest in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware Corporation is a 1.0% member and
(ii) a 39.29% interest in Polaris Mall, LLC, a Delaware limited liability company. On January 5, 2004, the Operating Partnership acquired the remaining joint venture interests not previously owned in Polaris Center, LLC and Polaris Mall, LLC.

         GRT, the Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the "Company."

         The Company does not engage or pay a REIT advisor. Management, leasing, accounting, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)      Narrative Description of Business

         GENERAL: The Company is a recognized leader in the ownership, management, acquisition and development of enclosed regional and super regional malls and community shopping centers. The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. At December 31, 2003, the Properties consisted of 25 Malls containing an aggregate of 21.8 million square feet of gross leasable area ("GLA") (1.6 million square feet of GLA was owned in joint ventures) and 45 Community Centers (including four single tenant retail properties) containing an aggregate of 5.2 million square feet of GLA (443,000 square feet of GLA was owned in a joint venture).

         For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the standard definition determined by the International Council of Shopping Centers ("ICSC") as the industry standard. All tenant spaces less than 20,000 square feet and outlots are considered to be stores. The Company computes occupancy on an economic basis, which means only those spaces where the tenant is open or paying rent are considered as occupied.

         As of December 31, 2003, the occupancy rate for all of the Properties was 89.8% of GLA, of which 77.0%, 5.3% and 7.5% of GLA was leased to national, regional and local retailers, respectively. The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

         As of December 31, 2003, the Properties had annualized minimum rents of $224.0 million. Approximately 77.5%, 9.3% and 13.1% of the annualized minimum rents of the Properties as of December 31, 2003 were derived from national, regional and local retailers, respectively. There are no tenants representing more than 5.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2003 (see Note 17 to the consolidated financial statements for financial information regarding the Company's segments).

          MALLS: The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each Mall is anchored by multiple department stores such as The Bon-Ton, Boscov's, Burdines-Macy's, Dillard's, Elder-Beerman, Foley's, JCPenney, Kaufmann's, Kohl's, Lazarus-Macy's, Lord & Taylor, Meier & Frank Co., Neiman Marcus, Nordstrom, Parisian, Proffitt's, Saks and Sears. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Barnes & Noble, Bath & Body Works, The Disney Store, Finish Line, Footlocker, Gap, Hallmark, Kay Jewelers, Lerner New York, The Limited, Limited Express, Old Navy, Pacific Sunwear, Radio Shack, Victoria's Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain of the Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.6 million square feet of GLA and approximately 140 stores, while the smallest has 226,000 square feet of GLA and approximately 30 stores. The Malls also have additional restaurants and retail businesses such as Red Lobster, Best Buy and Pier One located along the perimeter of the parking areas.

         As of December 31, 2003, the Malls accounted for 80.6% of the total GLA, 88.6% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 92.7%.

         COMMUNITY CENTERS: The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores, supermarkets or drug stores ("Community Anchors") which attract shoppers to each center's smaller shops. The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart and Wal-Mart and supermarkets such as Food Lion, Kroger and Winn-Dixie. Many of the Community Centers have retail businesses including Hobby Lobby and OfficeMax or restaurants including Applebee's, Burger King, Lone Star, McDonald's, Starbucks and Wendy's located along the perimeter of the parking areas.

         As of December 31, 2003, the Community Centers accounted for 19.4% of the total GLA, 11.4% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 77.5%.

         GROWTH STRATEGIES AND OPERATING POLICIES: Management of the Company believes per share growth in both net income and funds from operations ("FFO") is an important factor in enhancing shareholder value. The Company believes that the presentation of FFO provides useful information to investors regarding the Company's performance. Specifically, the Company believes that FFO is a supplemental measure of the Company's operating performance as it is a recognized standard in the real estate industry, in particular, real estate investment trusts. The National Association of Real Estate Investment Trusts (`NAREIT") defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles ("GAAP")), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

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

          FINANCING STRATEGIES: At December 31, 2003, the Company had a total-debt-to-total-market-capitalization ratio of 55.5%, based upon the closing price of the Common Shares on the New York Stock Exchange as of December 31, 2003. The Company is working to maintain this ratio in the mid-fifty percent range by managing outstanding debt and increasing the value of its outstanding Common Shares. The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements. The Company's preference is to obtain fixed rate, long-term debt for its Properties. At December 31, 2003, 84.1% of total Company debt was fixed rate. Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

         COMPETITION: All of the Properties are located in areas which have shopping centers and/or malls and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company's Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company's ability to rent vacant space and/or renew leases of such Properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company's Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

         EMPLOYEES: At December 31, 2003, the Company and the joint ventures, in which the Company has an interest, had an aggregate of 516 employees, of which 163 were part-time.

          TAX STATUS: The Company believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, the Company generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders. Additionally, the Company must satisfy certain requirements regarding its organization, ownership and certain other requirements, such as a requirement that its shares be transferable. Moreover, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company's gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company's gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities. In addition, to qualify as a REIT, there are several rules limiting the amount and type of securities that the Company can own, including the requirement that not more than 25.0% of the value of the total assets can be represented by securities. If the Company fails to meet the requirements to qualify for REIT status, the Company may cease to qualify as a REIT and may be subject to certain penalty taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

(c)      Available information

          The Company files this Form 10-K and other GRT reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information provided by issuers at http://www.sec.gov. The Company's reports are also available free of charge, on its website, www.glimcher.com, as soon as reasonably practical after such reports are filed with the SEC. Information on this website is not considered part of this filing. The Company's Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on the Company's website and copies of each are available in print to any shareholder who requests them.

ITEM 2. PROPERTIES

         The Company's headquarters are located at 150 East Gay Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Malls.

         At December 31, 2003, the Company managed and leased a total of 70 Properties, 68 of which were wholly-owned and two of which were partially owned in joint ventures, which remaining joint venture interests were acquired by the Company on January 5, 2004. The Properties are located in 22 states as follows:
Ohio (17), Tennessee (7), West Virginia (7), Kentucky (6), Indiana (4), North Carolina (4), New York (3), Pennsylvania (3), Alabama (2), Florida (2), Illinois
(2), South Carolina (2), Texas (2), California (1), Kansas (1), Michigan (1), Minnesota (1), Nebraska (1), New Jersey (1), Oregon (1), Virginia (1) and Washington (1).

(a)      Malls

         Twenty-five of the Properties are Malls and range in size from 226,000 square feet of GLA to 1.6 million square feet of GLA. Seven of the Malls are located in Ohio and 18 are located throughout the country in the states of Florida (2), Texas (2), West Virginia (2), Alabama (1), California (1), Kansas
(1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina
(1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

                      SUMMARY OF MALLS AT DECEMBER 31, 2003

                                                                                        STORE
                                                                    % OF      % OF    SALES PER                             LEASE
                                     ANCHORS  STORES     TOTAL    ANCHORS    STORES    SQUARE                             EXPIRATION
        PROPERTY/LOCATION              GLA    GLA (1)     GLA     OCCUPIED  OCCUPIED   FT.(2)          ANCHORS               (3)
------------------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:
Almeda Mall,
 Houston, TX.......................  586,042  210,601    796,643   100.0      99.3    $261       Foley's                     (4)
                                                                                                 JCPenney                    (4)
                                                                                                 Old Navy                  01/31/05
                                                                                                 Palais Royal              12/31/09
                                                                                                 Ross Stores               01/31/12

Ashland Town Center
 Ashland, KY.......................  263,794  177,824    441,618   100.0      98.1    $328       Goody's                   03/31/09
                                                                                                 JCPenney                  10/31/04
                                                                                                 Proffitt's                01/31/10
                                                                                                 Wal-Mart                  11/10/09

Colonial Park Mall
 Harrisburg, PA....................  504,446  240,576    745,022   100.0      92.7    $314       The Bon-Ton               01/29/05
                                                                                                 Boscov's                    (4)
                                                                                                 Sears                       (4)

Dayton Mall, The
 Dayton, OH .......................  912,578  394,587  1,307,165   100.0      88.7    $327       DSW Shoe Warehouse        07/31/10
                                                                                                 Elder-Beerman               (4)
                                                                                                 JCPenney                  03/31/11
                                                                                                 Lazarus                     (4)
                                                                                                 Linens'N Things           01/31/17
                                                                                                 Old Navy                  07/31/06
                                                                                                 Sears                       (4)

Eastland Mall ("Eastland North
  Carolina")
 Charlotte, NC.....................  725,720  338,885  1,064,605   100.0      84.7    $240       Belk                        (4)
                                                                                                 Dillard's                   (4)
                                                                                                 Ice House                 07/31/05
                                                                                                 JCPenney                    (4)
                                                                                                 Sears                       (4)

Eastland Mall ("Eastland Ohio")
 Columbus, OH......................  606,534  333,296    939,830   100.0      77.9    $220       JCPenney                  1/31/08
                                                                                                 Lazarus                     (4)
                                                                                                 Sears                       (4)

Grand Central Mall
 Parkersburg/Vienna, WV............  562,394  345,844    908,238   100.0      95.5    $286       Elder-Beerman (5)         01/31/33
                                                                                                 Goody's                   04/30/03
                                                                                                 JCPenney                  09/30/07
                                                                                                 Proffitt's                03/31/18
                                                                                                 Regal Cinemas             01/31/17
                                                                                                 Sears                     09/25/07
                                                                                                 Steve & Berry's           01/31/11

Great Mall of the Great Plains,
 The Olathe, KS....................  397,211  413,997    811,208    83.8      73.0    $176       Burlington Coat Factory   01/31/08
                                                                                                 Dickinson Theatres        08/13/17
                                                                                                 Foozles                   01/31/05
                                                                                                 Group USA                 08/13/07
                                                                                                 Jeepers!                  12/31/06
                                                                                                 Linens'N Things           01/31/08
                                                                                                 Marshalls                 01/31/13
                                                                                                 Off 5th Saks Fifth Ave
                                                                                                   Oulet                   01/24/04
                                                                                                 VF Factory Outlet         10/31/06

                                                                                        STORE
                                                                    % OF      % OF    SALES PER                             LEASE
                                     ANCHORS  STORES     TOTAL    ANCHORS    STORES    SQUARE                             EXPIRATION
        PROPERTY/LOCATION              GLA    GLA (1)     GLA     OCCUPIED  OCCUPIED   FT.(2)          ANCHORS               (3)
------------------------------------------------------------------------------------------------------------------------------------
Indian Mound Mall
 Newark/Heath, OH..................  390,400  167,463    557,863    79.3      82.4    $272       Crown Cinema              12/31/07
                                                                                                 Elder-Beerman             04/30/09
                                                                                                 JCPenney                  10/31/06
                                                                                                 Lazarus                   09/30/06
                                                                                                 Sears (5)                 09/23/27

Jersey Gardens
 Elizabeth, NJ.....................  649,465  641,549  1,291,014   100.0      89.1    $371       Bed Bath & Beyond         01/31/10
                                                                                                 Burlington Coat Factory   01/31/10
                                                                                                 Cohoes Fashions           01/31/05
                                                                                                 Daffy's                   01/31/10
                                                                                                 DSW Shoe Warehouse/
                                                                                                   Filene's Basement       10/31/11
                                                                                                 Gap Outlet, The           01/31/05
                                                                                                 Group USA                 12/31/08
                                                                                                 Home Living               09/30/04
                                                                                                 Jeepers!                  01/31/10
                                                                                                 Last Call                 11/30/04
                                                                                                 Loew's Theaters           12/31/20
                                                                                                 Marshalls                 10/31/09
                                                                                                 Nike Factory Store        01/31/06
                                                                                                 Off 5th Saks Fifth Ave
                                                                                                   Outlet                  10/31/14
                                                                                                 Old Navy                  03/31/05
Lloyd Center
 Portland, OR......................  737,050  703,687  1,440,737    95.5      95.6    $346       Barnes & Noble            01/31/12
                                                                                                 Lloyd Ctr Ice Rink (7)    01/31/11
                                                                                                 Lloyd Mall Cinemas        01/31/12
                                                                                                 Marshalls                 01/31/14
                                                                                                 Meier & Frank             01/31/06
                                                                                                 Nordstrom                   (4)
                                                                                                 Sears                       (4)
                                                                                                 Toys "R" Us               1/31/05

Mall at Fairfield Commons, The       684,284  359,945  1,044,229   100.0      97.0    $337       Elder-Beerman             10/31/13
 Beavercreek/Dayton, OH............                                                              JCPenney                  10/31/08
                                                                                                 Lazarus (5)               01/31/15
                                                                                                 Parisian                  01/31/14
                                                                                                 Sears                     10/31/08

Mall at Johnson City, The
 Johnson City, TN..................  334,605  200,523    535,128   100.0      94.6    $364       Goody's                   05/31/06
                                                                                                 JCPenney                  03/31/05
                                                                                                 Proffitt's for Her        10/31/12
                                                                                                 Proffitt's for Men,
                                                                                                 Kids & Home               06/30/06
                                                                                                 Sears                     03/09/06

Montgomery Mall
 Montgomery, AL....................  460,341  265,757    726,098   100.0      90.2    $185       Dillard's                 01/31/06
                                                                                                 JCPenney                  04/30/05
                                                                                                 Parisian                    (4)

Morgantown Mall
 Morgantown, WV....................  358,745  180,920    539,665   100.0      83.9    $299       Carmike Cinemas           10/31/05
                                                                                                 Elder-Beerman             09/30/10
                                                                                                 JCPenney                  09/30/05
                                                                                                 Proffitt's                03/15/11
                                                                                                 Sears                     09/30/05

New Towne Mall
 New Philadelphia, OH..............  339,231  175,533    514,764    56.6      81.5    $244       Elder-Beerman             10/31/08
                                                                                                 JCPenney                  09/30/08
                                                                                                 Regal Cinemas             03/31/05
                                                                                                 Sears                     10/31/08

                                                                                            STORE
                                                                        % OF      % OF    SALES PER                         LEASE
                                    ANCHORS     STORES      TOTAL     ANCHORS    STORES     SQUARE                        EXPIRATION
        PROPERTY/LOCATION             GLA       GLA (1)      GLA      OCCUPIED  OCCUPIED    FT.(2)         ANCHORS           (3)
------------------------------------------------------------------------------------------------------------------------------------

Northtown Mall
 Blaine, MN......................     465,616    350,502     816,118    67.9      89.7    $360       Best Buy              01/31/10
                                                                                                     Kohl's                08/31/08
                                                                                                     Mervyn's California   01/31/13
                                                                                                     Steve & Barry's       01/31/11

Northwest Mall
 Houston, TX....................      582,339    211,787     794,126    64.1      89.4    $207       Foley's                 (4)
                                                                                                     OfficeMax             01/31/04
                                                                                                     Palais Royal          12/31/09
                                                                                                     Phil's Shoes          01/31/04

River Valley Mall
  Lancaster, OH..................     316,947    254,902     571,849   100.0      93.0    $260       Elder-Beerman         09/30/07
                                                                                                     JCPenney              09/30/07
                                                                                                     Lazarus               09/30/07
                                                                                                     Regal Cinemas         12/31/04
                                                                                                     Sears                 10/31/09
                                                                                                     Steve & Barry's       01/31/11
Southside Mall
 Oneonta, NY....................      142,719     82,896     225,615    41.5      97.1    $295       JCPenney              07/31/06
                                                                                                     OfficeMax             12/31/12

SuperMall of the Great Northwest
 Auburn, WA......................     541,669    398,995     940,664   100.0      81.9    $235       Ann Taylor Loft       01/31/06
                                                                                                     Bed Bath & Beyond     08/31/05
                                                                                                     Burlington Coat
                                                                                                      Factory              08/31/05
                                                                                                     Gart Sports           01/31/11
                                                                                                     Marshalls             01/31/11
                                                                                                     Nordstrom             08/31/05
                                                                                                     Old Navy              01/31/06
                                                                                                     Sam's Club            05/31/19
                                                                                                     Vision Quest          11/30/18

University Mall
 Tampa, FL.......................     892,308    424,182   1,316,490   100.0      89.8    $305       Burdines - Macy's       (4)
                                                                                                     Burlington Coat
                                                                                                      Factory                (4)
                                                                                                     Cobb Theater (7)      12/31/11
                                                                                                     Dillard's             02/01/09
                                                                                                     JCPenney              10/31/09
                                                                                                     Sears                   (4)

Weberstown Mall
 Stockton, CA....................     602,817    242,606     845,423   100.0      95.1    $363       Barnes & Noble        01/31/09
                                                                                                     Dillard's               (4)
                                                                                                     JCPenney              03/31/04
                                                                                                     Sears                   (4)

WestShore Plaza Mall
 Tampa, FL.......................     769,897    289,715   1,059,612   100.0      89.3%   $402       AMC Theatres          01/31/21
                                   ----------  ---------  ----------                                 Burdines-Macy's         (4)
                                                                                                     JCPenney              09/30/07
                                                                                                     Old Navy              01/31/06
                                                                                                     Saks Fifth Avenue     11/30/18
                                                                                                     Sears                 09/30/17

SUBTOTAL ........................  12,827,152  7,406,572  20,233,724
                                   ----------  ---------  ----------

MALL OWNED IN A JOINT VENTURE:(6)

Polaris Fashion Place
 Columbus, OH....................   1,088,075    491,479   1,579,554   100.0      95.6    $353       Great Indoors, The      (4)
                                   ----------  ---------  ----------                                 JCPenney                (4)
                                                                                                     Kaufmann's              (4)
                                                                                                     Lazarus                 (4)
                                                                                                     Lord & Taylor           (4)
                                                                                                     Saks Fifth Avenue       (4)
                                                                                                     Sears                   (4)

SUBTOTAL.........................   1,088,075    491,479   1,579,554
                                   ----------  ---------  ----------

TOTAL............................  13,915,227  7,898,051  21,813,278    94.5      89.6    $305
                                   ==========  =========  ==========

(1)  Includes outparcels.

(2) Average 2003 store sales per square foot for in-line stores of less than 20,000 square feet.

(3)  Lease expiration dates do not consider options to renew.

(4) The tenant owns the land and the building and operates under an operating agreement.

(5)  This is a ground lease. The Company owns the land and not the building.

(6) The Operating Partnership has an investment in this Mall of 39.29%. The Company is responsible for management and leasing services and receives fees for providing these services. The Operating Partnership acquired the remaining joint venture interests not previously owned on January 5, 2004.

(7) Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.

(b)      Community Centers

         Forty-five of the Properties are Community Centers (including four single tenant retail properties) ranging in size from 13,000 to 443,000 square feet of GLA. They are located in 14 states as follows: Ohio (10), Tennessee (6), Kentucky (5), West Virginia (5), Indiana (4), North Carolina (3), Illinois (2), New York (2), Pennsylvania (2), South Carolina (2), Alabama (1), Michigan (1), Nebraska (1) and Virginia (1). The location, general character and major tenant information are set forth below.

                SUMMARY OF COMMUNITY CENTERS AT DECEMBER 31, 2003

                                                                    % OF       % OF
                                     ANCHORS   STORES    TOTAL    ANCHORS     STORES                           LEASE
        PROPERTY/LOCATION              GLA     GLA(1)     GLA     OCCUPIED   OCCUPIED       ANCHORS        EXPIRATION (2)
-------------------------------------------------------------------------------------------------------------------------
COMPANY OWNED PROPERTIES:

Artesian Square
   Martinsville, IN...............   170,601   25,400   196,001    100.0       81.1     JCPenney (3)          04/30/08
                                                                                        Kroger                11/30/09
                                                                                        Wal-Mart              09/29/09

Ashland Plaza
   Ashland, KY....................    90,574   42,126   132,700      0.0       55.5     N/A                     N/A

Audubon Village
   Henderson, KY..................    81,922   38,927   120,849    100.0       75.0     Wal-Mart              01/31/08

Ayden Plaza
   Ayden, NC......................    21,000   11,800    32,800    100.0       84.7     Food Lion (3)         10/31/07

Bollweevil Shopping Center
   Enterprise, AL.................    30,625   12,800    43,425    100.0       92.2     Winn-Dixie            05/30/04

Buckhannon Plaza
   Tennerton, WV..................    70,951   13,865    84,816      0.0       15.9     N/A                     N/A

Cambridge Plaza
   Cambridge, OH (4)..............    79,949   15,070    95,019      0.0      100.0     N/A                     N/A

Canal Place Plaza
   Rome, NY.......................       N/A   32,800    32,800      N/A       75.6     N/A                     N/A

Chillicothe Plaza
   Chillicothe, OH................    89,596    7,675    97,271    100.0      100.0     Big Lots              01/31/13
                                                                                        Hobby Lobby           12/31/12

Clarksville Plaza
   Clarksville, IN................    94,542   18,170   112,712    100.0       49.4     Hobby Lobby           11/30/13
                                                                                        Rhodes Furniture      01/31/05

Corry Plaza
   Corry, PA......................    69,698   38,669   108,367    100.0       53.3     Dollar Zone           04/30/07
                                                                                        Tractor Supply        08/31/09

Cumberland Crossing
   Jacksboro, TN..................   100,034   44,700   144,734     28.9        2.7     Food City             12/13/10

                                                                    % OF       % OF
                                     ANCHORS   STORES    TOTAL    ANCHORS     STORES                             LEASE
        PROPERTY/LOCATION              GLA     GLA(1)     GLA     OCCUPIED   OCCUPIED        ANCHORS         EXPIRATION (2)
---------------------------------------------------------------------------------------------------------------------------

East Pointe Plaza
  Columbia, SC....................   183,340   90,868   274,208    100.0       80.7     Food Lion               11/16/10
                                                                                        SuperPetz (3)           03/31/06
                                                                                        Wal-Mart                01/31/09

Grand Union Plaza
  South Glens Falls, NY...........    47,797   13,487    61,284      0.0       33.4     N/A                       N/A

Gratiot Center
  Saginaw, MI.....................   173,160   28,151   201,311     84.7       80.1     Kmart                   11/30/13
                                                                                        Kroger                  10/31/09

Hocking Valley Mall
  Lancaster, OH...................   147,817   31,670   179,487    100.0       80.4     Kmart                   09/30/08
                                                                                        Kroger                  09/30/07

Kmart
  Alliance, NE (5)................    40,800      N/A    40,800    100.0       N/A      Kmart                   03/31/08

Knox Village Square
  Mount Vernon, OH................   173,009   34,400   207,409    100.0       93.0     Big Bear                01/29/13
                                                                                        JCPenney                05/31/08
                                                                                        Kmart                   11/30/17

Liberty Plaza
  Morristown, TN..................    29,000   29,300    58,300    100.0       47.8     Food Lion               05/02/13

Logan Place
  Russellville, KY................    89,848   24,900   114,748    100.0      100.0     Houchens                11/30/08
                                                                                        Wal-Mart                03/31/08

Lowe's
  Marion, OH......................    72,507      N/A    72,507    100.0       N/A      Lowe's (3)              07/31/13

Middletown Plaza
  Middletown, OH..................   104,125   26,000   130,125     73.9       69.2     Rooms of Furniture      05/31/09

Monroe Shopping Center
  Madisonville, TN................    64,746   28,450    93,196     42.0       70.1     Ingles                  11/30/07

Morgantown Commons
  Morgantown, WV..................   200,187   30,656   230,843     79.0       73.9     OfficeMax               08/31/11
                                                                                        Super Kmart             02/28/21

Morgantown Plaza
  Star City, WV (4)...............    74,540   28,824   103,364      0.0       75.2     N/A                       N/A

New Boston Mall
  Portsmouth, OH..................    84,180   44,550   128,730    100.0       94.6     Kmart                   11/30/08

Newberry Square Shopping Center
  Newberry, SC....................   104,588   22,240   126,828     37.0       63.1     Winn-Dixie              12/09/07

North Horner Shopping Center
  Sanford, NC.....................    22,486   17,570    40,056      0.0       88.6     N/A                       N/A

Ohio River Plaza
  Gallipolis, OH..................   105,857   43,136   148,993     41.4       92.6     Kroger                  11/18/09

Pea Ridge Shopping Center
  Huntington, WV..................   110,192   39,860   150,052    100.0       78.7     Kmart                   10/31/04
                                                                                        Kroger (6)              02/28/05

Prestonsburg Village Center
  Prestonsburg, KY................   134,057   41,290   175,347    100.0       85.5     Big Lots                12/31/08
                                                                                        Wal-Mart                09/06/05
                                                                                        Winn-Dixie (3)          01/30/06

                                                                         % OF       % OF
                                    ANCHORS     STORES       TOTAL     ANCHORS     STORES                                 LEASE
        PROPERTY/LOCATION             GLA       GLA (1)       GLA      OCCUPIED   OCCUPIED          ANCHORS           EXPIRATION (2)
------------------------------------------------------------------------------------------------------------------------------------
Rend Lake Shopping Center
  Benton, IL....................      96,913      24,470     121,383    100.0      100.0     Big John's                  10/31/04
                                                                                             Wal-Mart                    01/31/07

Rhea County Shopping
  Dayton, TN....................      71,952      40,050     112,002    100.0       63.9     Ingles                      09/11/04
                                                                                             Wal-Mart (3)                10/08/04

Roane County Plaza
  Rockwood, TN..................     124,848      35,350     160,198     25.6       34.8     Ingles (3)                  02/28/10

Scott Town Plaza
  Bloomsburg, PA................      47,334      30,300      77,634      0.0       89.8     N/A                           N/A

Shady Springs Plaza
  Beaver, WV....................      37,232      30,345      67,577    100.0       79.2     Kroger                      09/30/08

Stewart Plaza
  Mansfield, OH.................         N/A      15,647      15,647      N/A      100.0     N/A                           N/A

Sycamore Square
  Ashland City, TN..............      75,552      27,000     102,552    100.0       88.9     Food Lion                   01/20/10
                                                                                             Wal-Mart                    11/11/08

Twin County Plaza
  Galax, VA.....................     122,273      38,440     160,713    100.0       70.7     Ingles (3)                  01/31/07
                                                                                             Magic Mart                  01/31/05

Vincennes
  Vincennes, IN (5).............     108,682         N/A     108,682    100.0       N/A      Charter Communications      09/30/09
                                                                                             Kmart                       06/30/04

Walgreens
  Louisville, KY................      13,000         N/A      13,000    100.0       N/A      Walgreens                   01/31/05

Walgreens
  New Albany, IN................      13,000         N/A      13,000    100.0       N/A      Walgreens                   09/30/04

Walnut Cove
  Walnut Cove, NC...............      32,000      26,450      58,450    100.0       90.9     Ingles                      03/31/06

Westpark Plaza
  Carbondale, IL (5)............      31,170      24,152      55,322    100.0       92.9     Kroger                      03/31/08
                                   ---------   ---------   ---------

SUBTOTAL........................   3,635,684   1,169,558   4,805,242
                                   ---------   ---------   ---------

COMMUNITY CENTER OWNED IN A
JOINT VENTURE: (7)

Polaris Towne Center
  Columbus, OH..................     291,997     150,948     442,945    100.0       92.4     Barnes & Noble              01/31/15
                                   ---------   ---------   ---------                         Best Buy                    01/31/15
                                                                                             Jo-Ann etc.                 01/31/10
                                                                                             Kroger                      11/30/18
                                                                                             Linens `N Things            01/31/15
                                                                                             OfficeMax                   09/30/14
                                                                                             Old Navy                    01/31/10
                                                                                             T.J. Maxx                   03/31/09

SUBTOTAL........................     291,997     150,948     442,945
                                   ---------   ---------   ---------

TOTAL...........................   3,927,681   1,320,506   5,248,187
                                   =========   =========   =========

(1)  Includes outparcels.

(2)  Lease expiration dates do not consider options to renew.

(3) Tenant vacated the store but continues to pay rent through lease expiration.

(4)  Property was held for sale as of December 31, 2003.

(5)  The Company leases the land from a third party for this Community Center.

(6)  Kroger sublet the store to The Great Outdoors Marine and Sportshop, Inc.

(7) The Operating Partnership has a 50.0% ownership interest in this Community Center. The Company, as the joint venture's managing general partner, and GDC are responsible for management and leasing services, respectively, and receive fees for providing these services. The Operating Partnership acquired the remaining joint venture interests not previously owned by it on January 5, 2004.

         Three of the Community Centers are subject to long-term ground leases where a third party owns the underlying land and has leased the land to the Company. The expiration dates of the ground leases (assuming the exercise by the Company of all of its options to extend the terms of such leases) range from 2004 to 2032. The Company pays rent, ranging from $14,000 to $28,000 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereon. In addition, some of the ground leases provide for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended at the Company's option, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)      Properties Subject to Indebtedness

         At December 31, 2003, all of the Malls and 18 of the Community Centers owned 100.0% by the Company were encumbered by mortgages and 26 Community Centers were unencumbered. One Mall and one Community Center owned by joint ventures were also encumbered by mortgages. The 26 unencumbered Properties had a net book value of $71.2 million at December 31, 2003. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into a revolving line of credit with several financial institutions which is secured by mortgage liens on three Malls and eleven Community Centers.

The Credit Facility

         On October 17, 2003, the Company replaced its existing line of credit that was scheduled to mature on January 31, 2004, with a new $150 million three-year secured bank credit facility maturing on October 16, 2006 (the "Credit Facility"). The new Credit Facility is collateralized with first mortgage liens on three Malls and eleven Community Centers with a net book value of $136.4 million at December 31, 2003. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% per annum, to LIBOR plus 1.70% per annum, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate of LIBOR plus 1.50% per annum. During 2003, the weighted average interest rate was 6.45% per annum, after giving effect to the swap agreement. At December 31, 2003, the outstanding balance on the Credit Facility was $80.8 million.

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

Various Mortgage Loans

         The following table sets forth certain information regarding the mortgages which encumber various properties, including those properties owned as of December 31, 2003 by joint ventures in which the Company has less than a 100.0% interest. All of the mortgages are secured by first mortgage liens on the Properties. The information is as of December 31, 2003 (dollars in thousands).

                                                      AT DECEMBER 31, 2003
                                                      --------------------
                                     FIXED/ VARIABLE  INTEREST    LOAN          ANNUAL DEBT   BALLOON
       ENCUMBERED PROPERTY            INTEREST RATE     RATE     BALANCE        SERVICE (1)   PAYMENT    MATURITY    EXTENSION
-----------------------------------  ---------------  --------  ----------      -----------  ---------  ----------  ------------
WHOLLY OWNED PROPERTIES:
$36.4 million San Mall note               Fixed         8.35%   $   34,402      $     3,322  $  32,623  10/11/2007
         Almeda Mall
         Northwest Mall
$58.4 million Morgantown note             Fixed         6.89%       55,005      $     4,607  $  50,823   9/11/2008
         Morgantown Mall
         Morgantown Commons
Ashland Town Center                       Fixed         7.25%       26,196      $     2,342  $  21,817   11/1/2011
Colonial Park Mall                        Fixed         7.73%       33,899      $     3,089  $  32,033  10/11/2007
Dayton Mall, The                          Fixed         8.27%       58,171      $     5,555  $  49,824   7/11/2012
Eastland Mall (North Carolina)            Fixed         7.84%       45,974      $     4,307  $  42,323   9/11/2008
Grand Central Mall                        Fixed         7.18%       49,921      $     4,268  $  46,065    2/1/2009
Hocking Valley Mall                       Fixed         6.78%        4,162      $       479  $   3,490    2/1/2007
Jersey Gardens                            Fixed         5.44%      163,141      $     9,377  $ 162,986    6/9/2004  three 1-year
Knox Village Square                       Fixed         7.41%        9,062      $       773  $   8,624   2/11/2008
Lloyd Center                              Fixed         5.42%      139,120      $     9,455  $ 116,922   6/11/2013
Mall at Fairfield Commons, The            Fixed         5.45%      113,874      $     7,724  $  92,762   11/1/2014
Mall at Johnson City, The                 Fixed         8.37%       39,957      $     3,738  $  36,981    6/1/2010
Montgomery Mall                           Fixed         6.79%       44,909      $     3,732  $  43,843    8/1/2005
Shady Springs                             Fixed         7.49%        2,925      $       250  $   2,814   7/11/2007
SuperMall of the Great Northwest          Fixed         7.54%       61,804      $     5,410  $  49,969   2/11/2015
University Mall                           Fixed         7.09%       66,158      $     5,841  $  52,524   1/11/2013
Weberstown Mall                           Fixed         7.43%       19,617      $     1,708  $  19,033    5/1/2006
Westpark Plaza                            Fixed         7.49%        2,487      $       213  $   2,245   8/11/2011
WestShore Plaza                           Fixed         5.09%       99,658      $     6,508  $  84,824    9/9/2012
                                                                ----------
         Total fixed rate notes                                  1,070,442
                                                                ----------

Artesian Square                         Variable        3.09%        5,000      $       153  $   5,000    3/1/2005  one 1-year
East Pointe Plaza                       Variable        3.69%        8,178      $       534  $   7,825    8/1/2005
Eastland Mall (Ohio)                    Variable        3.15%       24,000      $       766  $  24,000    1/1/2007
Great Mall of the Great Plains, The     Variable        6.72%       42,000      $     2,862  $  42,000    7/9/2004
River Valley Mall                       Variable        5.00%       38,000      $     1,926  $  38,000  12/31/2004
Southside Mall                          Variable        3.12%        7,638      $       242  $   7,638    5/1/2004  two 1-year
                                                                ----------
         Total variable rate notes                                 124,816
                                                                ----------

TOTAL WHOLLY OWNED PROPERTIES                                   $1,195,258(2)
                                                                ==========
JOINT VENTURE PROPERTIES: (3)
       (Pro rata share)
Polaris Fashion Place                     Fixed         5.24%   $   58,420      $     3,901  $  48,808   5/11/2013
Polaris Towne Center                      Fixed         8.20%       20,889      $     1,929  $  19,272    6/1/2010
                                                                ----------
TOTAL JOINT VENTURE PROPERTIES                                  $   79,309
                                                                ==========

(1) Annual debt service for variable rate notes is calculated based on the interest rate at December 31, 2003.

(2) This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage.

(3) The Operating Partnership acquired the remaining joint venture interests not previously owned on January 5, 2004.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in lawsuits, claims and proceedings which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)      Market Information

         The Common Shares are currently listed and traded on the New York Stock Exchange ("NYSE") under the symbol "GRT." On March 8, 2004, the last reported sales price of the Common Shares on the NYSE was $27.09. The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2003 and 2002 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by GRT with respect to each of such periods.

                                                    DISTRIBUTIONS
  QUARTER ENDED             HIGH          LOW         PER SHARE
------------------         ------        ------     -------------
March 31, 2002             $19.06        $17.37     $0.4808
June 30, 2002              $20.34        $17.82     $0.4808
September 30, 2002         $19.10        $15.72     $0.4808
December 31, 2002          $18.55        $15.83     $0.4808
March 31, 2003             $20.20        $17.09     $0.4808
June 30, 2003              $23.37        $19.69     $0.4808
September 30, 2003         $23.44        $19.90     $0.4808
December 31, 2003          $23.51        $20.64     $0.4808

(b)      Holders

         The number of holders of record of the Common Shares was 1,041 as of March 8, 2004.

(c)      Distributions

         Future distributions paid by GRT on the Common Shares will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

         GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value. In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan. As of December 31, 2003, 2,100,000 Common Shares were authorized, of which 204,585 Common Shares have been issued.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the consolidated financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------------------
                                                                2003          2002          2001          2000          1999
                                                             ----------    ----------    ----------    ----------    ----------
OPERATING DATA (IN THOUSANDS, EXCEPT
   PER SHARE AMOUNTS): (1)
Total revenues...........................................    $  316,877    $  267,959    $  248,266    $  207,711    $  188,743
Operating income.........................................    $  106,599    $   99,181    $   91,057    $   92,668    $   86,554
Interest expense.........................................    $   81,355    $   86,161    $   85,760    $   81,668    $   61,292
Equity in income (loss) of unconsolidated entities.......    $    2,143    $    3,079    $    2,040    $    3,607    $   (4,570)
Interest income..........................................    $      209    $      634    $    1,187    $    2,341    $    1,530
Gain (loss) gain on sales of properties..................    $    2,156             -    $     (610)   $    4,358    $      (12)
Minority interest in operating partnership...............    $      842    $    2,334    $    3,519    $    2,365    $    2,316
Income from continuing operations........................    $   26,754    $   14,399    $    5,005    $   15,026    $   22,111
Income from continuing operations per share common
  (diluted) .............................................    $     0.42    $     0.14    $     0.47    $     0.56    $     0.82
Net income...............................................    $   23,822    $   36,254    $   24,700    $   40,950    $   41,128
Preferred stock dividends................................    $   13,688    $   11,833    $   15,777    $   22,469    $   21,620
Net income available to common shareholders..............    $   10,134    $   24,421    $   31,363    $   18,481    $   19,508
Per common share data: Earnings per share (diluted)......    $     0.29    $     0.75    $     1.12    $     0.78    $     0.82
Distributions............................................    $   1.9232    $   1.9232    $   1.9232    $   1.9232    $   1.9232

BALANCE SHEET DATA (IN THOUSANDS):
Net property and equipment...............................    $1,699,007    $1,470,083    $1,549,681    $1,358,006    $1,374,965
Investment in unconsolidated real estate entities........    $    8,827    $   23,047    $   48,001    $  137,691    $  121,777
Total assets.............................................    $1,837,423    $1,632,433    $1,758,519    $1,589,545    $1,585,608
Total long term debt ....................................    $1,295,058    $1,095,930    $1,246,741    $1,069,466    $1,032,229
Redeemable preferred shares..............................    $  127,950                                $   90,000    $   90,000
Total shareholders' equity...............................    $  441,939    $  426,492    $  396,525    $  339,947    $  365,660

OTHER DATA:
Cash provided by operating activities (in thousands).....    $  100,597    $   67,600    $  101,665    $   75,168    $   97,120
Cash (used in) provided by investing activities
  (in thousands).........................................    $ (200,229)   $  175,697    $  (57,882)   $    3,125    $  (12,621)
Cash provided by (used in) financing activities
  (in thousands).........................................    $   99,363    $ (240,697)   $  (40,488)   $  (81,918)   $  (84,409)
Funds from operations (2) (in thousands).................    $   81,357    $   77,728    $  102,258    $   76,910    $   70,720
Number of properties (3) (4) ............................            70            73           102           111           126
Total GLA (in thousands) (3) (4) ........................        27,061        25,716        31,121        30,518        31,883
Occupancy rate % (3) (4).................................          89.6%          8.9%         91.7%         93.6%         94.5%

(1) Operating data for the years ended December 31, 2002, 2001, 2000 and 1999 are restated to reflect the impact of Statements of Financial Accounting Standards ("SFAS") No. 144.

(2) FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7.

(3) Number of Properties and GLA include Properties which are both wholly owned by the Company or by a joint venture in which the Company has a joint venture interest. The joint venture interests which are included range from 20 - 50 %. Occupancy of the Properties is defined as any space where a tenant is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4) The number of Properties owned by joint ventures in which Company has an interest and the GLA of those Properties included in the table are as follows: 2003 includes 2.0 million square feet of GLA (2 Properties), 2002 includes 3.8 million square feet of GLA (4 Properties), 2001 includes 7.6 million square feet of GLA (8 Properties), 2000 includes 8.2 million square feet of GLA (9 Properties) and 1999 includes 8.6 million square feet of GLA (10 Properties).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Glimcher Realty Trust is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. We own, lease, manage and develop a portfolio of retail properties consisting of enclosed regional and super regional malls and community shopping centers. As of December 31, 2003, we owned interests in and managed 70 properties, consisting of 25 Mall Properties and 45 Community Centers (including four single tenant retail properties) located in 22 states. The Properties contain an aggregate of approximately 27.1 million square feet of GLA of which approximately 89.8% was occupied at December 31, 2003.

         Our primary business objective is to achieve growth in net income and funds from operations, or FFO, by developing and acquiring retail properties, by improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

         Key elements of our growth strategies and operating policies are to:

- Increase Property values by aggressively marketing available GLA and renewing existing leases

- Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents

- Capitalize on management's long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of Properties in order to lease available space

- Utilize our team-oriented management approach to increase productivity and efficiency

-        Acquire strategically located malls

- Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value

- Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds

- Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services

- Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants

- Utilize our development capabilities to develop quality properties at low costs.

         Our strategy is to be a leading REIT focusing on enclosed Malls located primarily in the top 100 metropolitan statistical areas by population. We intend to continue investing in our existing Mall Properties and disposing of certain Community Centers as the marketplace creates favorable opportunities to do so. We expect to continue investing in select development opportunities and in strategic acquisitions of mall properties that provide growth potential. Our goal is to have our Mall Properties eventually comprise over 90% of our annualized minimum rents. As of December 31, 2003, the Mall Properties comprise 89% of our annualized minimum rents. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from asset dispositions, proceeds from secured mortgage financing, proceeds from the issuance of equity or debt securities, or a combination of one or more of the foregoing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

         Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees. Actual results may differ from these estimates under different assumptions or conditions.

         An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that are reasonably likely to occur could materially impact the financial statements. Management believes the critical accounting policies discussed in this section reflect its more significant estimates and assumptions used in preparation of the consolidated financial statements.

Revenue Recognition

         The Company's revenue recognition policy relating to minimum rents does not require use of estimates. Percentage rents, tenant reimbursements and the component of other revenue associated with outparcel sales include estimates. The tenant reimbursement estimates are discussed in the accounts receivable section below.

Percentage Rents

         The recognition of percentage rents income requires management to make certain estimates with regard to tenants' sales levels. The majority of the Company's tenants report sales on a monthly basis, which provides the Company with a reasonable basis upon which to record this income. The monthly sales amounts, however, are unaudited and subject to change when the tenant reports its final sales after the end of the lease year. In addition, leases sometimes permit the exclusion of certain types of sales or services from the calculation of percentage rent due.

Outparcel sales

         The Company sells outparcels at its various Properties. The estimated cost used to calculate the margin from these sales involves a number of estimates. The estimates made are based either upon assigning a proportionate cost, based upon historical cost paid for the total parcel, to the portion of the parcel that is sold or by incorporating the sales value method. The proportionate share of actual cost is derived through consideration of numerous factors. These factors include items such as ease of access to the parcel, visibility from high traffic areas and other factors that may differentiate the desirability of the particular section of the parcel that is sold.

Accounts Receivable and Allowance for Doubtful Accounts

         Estimates are used to establish cost reimbursements from tenants for common area maintenance, real estate tax and insurance tenant accounts receivable, and for accounts receivable reserves. Leases are not uniform in dealing with such cost reimbursements and variations in computations between Properties and tenants exists. Adjustments are also made throughout the year to these receivables and the related cost recovery income based upon the Company's best estimate of the final amounts to be billed and collected. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its Properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. The allowance for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be realized from cash receipts in subsequent periods. The Company reviews specific tenant balances; if the financial condition of the Company's tenants deteriorates as a result of operating difficulties or tenants operating under bankruptcy protection, additional provisions may be required.

Investment in Real Estate

         The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new Properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisition and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its recent acquisitions. The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant's industry, location within the Property and competition in the specific geography in which the Property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates. The Company evaluates the recoverability of its investments in real estate assets to be held and used and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on the Company's plans for the respective assets and the Company's views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company's plans or views of market and economic conditions could result in recognition of impairment losses which, under the applicable accounting guidance, could be substantial.

         The sale of real estate assets may also involve the application of judgments in determining whether the risks and rewards of ownership have transferred to the buyer and that a sale has been completed for purposes of recognizing a gain on the sale. Although the Company has, from time to time, entered into negotiations or contracts that cover the sale of individual assets, the asset sales have not been part of a plan to dispose of specific holdings. The determination of whether specific assets are classified as held for sale or maintained as operating assets which continue to be depreciated, reflects management's judgment and future intent with respect to the Properties.

         Depreciation expense for real estate assets is computed using the straight-line method over the estimated useful lives of the assets: forty years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease.

Derivatives

         The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company at times employs an external, third party to perform an independent assessment of the fair value of the derivatives portfolio. The aggregate fair value of the Company's derivative instruments was $(1.0) million and $(7.0) million at December 31, 2003 and 2002, respectively.

FUNDS FROM OPERATIONS

         The Company's consolidated financial statements have been prepared in accordance with GAAP. The Company has also indicated that FFO is a key measure of financial performance. FFO is an important and widely used financial measure of operating performance in its industry, which the Company believes provides important information to investors and a relevant basis for comparison among REITs.

         Management believes that FFO is an appropriate and valuable measure of the Company's operating performance because real estate generally appreciates over time or maintains a residual value to a much greater extent than personal property and, accordingly, reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties.

         FFO, as defined by NAREIT (defined fully in Item 1.) is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as the primary indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.

         The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the years ending December 31, 2003, 2002 and 2001 (in thousands):

                                                                            FOR THE YEARS  ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                              2003        2002        2001
                                                                              ----        ----        ----
Net income available to common shareholders .............................   $ 10,134    $ 24,421    $ 31,363
Add back (less):
     Real estate depreciation and amortization ..........................     64,688      59,547      57,156
     Share of joint venture real estate depreciation and amortization ...      3,936       7,182       9,494
     Minority interest in operating partnership .........................        842       2,334       3,519
     Discontinued operations: Loss (gain) on sales of properties ........      3,913     (15,756)
     (Gain) loss on sales of properties .................................     (2,156)                    610
     Cumulative effect of accounting change .............................                                116
                                                                            --------    --------    --------
Funds from operations ...................................................   $ 81,357    $ 77,728    $102,258
                                                                            ========    ========    ========

         FFO increased by 4.7% or $3.6 million for the year ended December 31, 2003 from December 31, 2002. This increase can be attributed to an increase in net income from continuing operations. The year ended December 31, 2003 includes Colonial Park Mall, G & G Blaine and Eastland North Carolina as consolidated Properties beginning March 6, 2003, April 24, 2003 and August 14, 2003, respectively. During 2002 these three Properties were unconsolidated joint ventures. Also during 2003 the Company acquired WestShore Plaza and Eastland Ohio on August 27, 2003 and December 22, 2003, respectively. On August 25, 2003 the Company completed a $60 million Series F cumulative preferred offering. The proceeds from this offering were used to fund the WestShore Plaza acquisition and pay down the existing line of credit. As a result, preferred share dividends increased by $1.9 million. The net impact of the above transactions was to increase net income and to increase FFO.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues

         Total revenues increased 18.3%, or $48.9 million, for the year ended December 31, 2003. Of the $48.9 million increase, $48.8 million was the result of increased revenues at the Malls (including a $41.0 million increase resulting from the acquisition of six Malls previously reflected as owned by joint ventures in which the Company was a joint venturer and $7.4 million increase from the WestShore Plaza Mall and Eastland Ohio acquisitions). Revenues from acquisitions for the year ended December 31, 2003 reflect the inclusion in the consolidated financial statements of SuperMall of the Great Northwest effective July 18, 2002, Dayton Mall effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002, Colonial Park Mall effective March 6, 2003, G & G Blaine, LLC effective April 24, 2003 and Eastland North Carolina effective August 14, 2003, and as a result of the Company's acquisitions of WestShore Plaza Mall effective August 27, 2003 and Eastland Ohio effective December 22, 2003.

Minimum rents

         Minimum rents increased 23.0% or $35.6 million, for the year ended December 31, 2003, of which $31.0 million is the result of acquisitions. The increase in same center minimum rents resulted primarily from increases in termination income.

                                INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                          ------------------------------------------------------
                                          COMMUNITY                      PERCENT
                            MALLS          CENTERS         TOTAL          TOTAL
                            -----          -------         -----          -----
Same center ..........    $   4.1         $   0.5         $   4.6           3.0%
Acquisitions .........       31.0             0.0            31.0          20.0
                          -------         -------         -------          ----
                          $  35.1         $   0.5         $  35.6          23.0%
                          =======         =======         =======          ====

Tenant reimbursements

         Tenant reimbursements reflect an increase of 14.8%, or $11.8 million, for the year ended December 31, 2003. Acquisitions accounted for a $13.9 million increase that was partially offset by reduced recovery rates for CAM, taxes and insurance in 2003.

                                INCREASE (DECREASE)  (DOLLARS IN MILLIONS)
                            ----------------------------------------------------
                                           COMMUNITY                    PERCENT
                              MALLS         CENTERS         TOTAL        TOTAL
                              -----         -------         -----        -----
Same center ............  $  (2.4)       $   0.3         $  (2.1)         (2.6)%
Acquisitions ...........     13.9            0.0            13.9          17.4
                          -------        -------         -------          ----
                          $  11.5        $   0.3         $  11.8          14.8%
                          =======        =======         =======          ====

Other revenues

         The $400,000 increase in other revenues is a result of a $3.4 million increase in temporary tenant income and a $1.9 million increase in miscellaneous income partially offset by a $3.2 million reduction in management fee income resulting from the Company's acquisition of third party joint venture interests and a $1.8 million decrease in outparcel sales.

Expenses

         Total expenses increased 24.6%, or $41.5 million, for the year ended December 31, 2003. Real estate taxes and property operating expenses increased $19.5 million, depreciation and amortization increased $10.8 million and provision for doubtful accounts increased by $10.9 million. These increases were partially offset by a decrease in general and administrative expenses of $287,000.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 22.2%, or $19.5 million, for the year ended December 31, 2003.

                                   INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                                ----------------------------------------------
                                            COMMUNITY                  PERCENT
                                MALLS        CENTERS        TOTAL       TOTAL
                                -----        -------        -----       -----
Same center..................   $ 1.9          $0.6         $ 2.5        2.9%
Acquisitions.................    17.0           0.0          17.0       19.3
                                -----          ----         -----       ----
                                $18.9          $0.6         $19.5       22.2%
                                =====          ====         =====       ====

Provision for doubtful accounts

         The provision for doubtful accounts was $17.3 million for the year ended December 31, 2003 and $6.4 million for the corresponding period in 2002.

         In 2003, the Company increased its provision for doubtful accounts by $10.9 million. The increase includes a provision attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance at the Company's Properties of $10.0 million for the year ended December 31, 2003, an increase of $7.5 million. The Company's policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon completion of the true-up calculation. In addition, the Company established reserves in the second quarter for past due receivables owed by bankrupt companies and other troubled tenants for an additional $3.3 million.

Depreciation and Amortization

         The $10.8 million increase in depreciation and amortization consists primarily of $8.3 million from the consolidation of six Malls which were previously reflected as joint ventures and a $1.8 million increase from the WestShore Plaza Mall and Eastland Ohio acquisitions.

General and Administrative

         General and administrative expense was $10.0 million and represented 3.2% of total revenues for the year ended December 31, 2003 compared to $10.3 million and 3.8% of total revenues for the corresponding period in 2002. The decrease is primarily due to a reduction in corporate salaries and wages as a result of reductions in the number of Company personnel.

Interest expense/capitalized interest

         Interest expense decreased 5.6%, or $4.8 million, for the year ended December 31, 2003. The summary below identifies the decrease by its various components (dollars in thousands).

                                           YEAR ENDED DECEMBER 31,
                                --------------------------------------------
                                     2003            2002         INC. (DEC.)
                                     ----            ----         -----------
Average loan balance .........   $ 1,173,183     $ 1,150,933     $    22,250
Average rate .................          6.56%           6.80%          (0.24)%

Total interest ...............   $    76,961     $    78,263     $    (1,302)
Amortization of loan fees ....         4,805           7,614          (2,809)
Capitalized interest
and other (1) ................          (411)            284            (695)
                                 -----------     -----------     -----------
Interest expense .............   $    81,355     $    86,161     $    (4,806)
                                 ===========     ===========     ===========

(1) Other consists primarily of interest costs billed to joint venture entities.

Equity in income (loss) of unconsolidated entities

         The $936,000 decrease of equity income in unconsolidated entities results primarily from the acquisition of joint venture interests from our joint venture partners. These Properties were acquired between the third quarter of 2002 and the third quarter of 2003. These acquisitions resulted in a decrease of equity income of unconsolidated entities of $644,000. Also, income decreased by $826,000 due to increased interest expense associated with a change in long-term debt obligations. These decreases were partially offset by increased revenue and decreased operating expenses resulting in increased operating income of $609,000.

Discontinued Operations

         During 2003, the Company sold five Community Centers for $18.6 million and reflected two other Community Centers, Cambridge Plaza and Morgantown Plaza located in Cambridge, Ohio and Morgantown, West Virginia, respectively, as held for sale. These Properties, in accordance with SFAS No. 144, are reported in discontinued operations. The Company recorded a net loss on the sale of discontinued operations of $3,913,000 of which $3,654,000 is associated with current year dispositions and $259,000, which relates to Properties that were disposed of prior to 2003. Total revenues (in thousands) for these assets were $1,426, $3,541, and $3,920 for the years ended December 31, 2003, 2002 and 2001 respectively. For segment reporting purposes, revenues and expenses, including interest expense, would have been reported as part of Community Centers.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

         Total revenues increased 7.9%, or $19.7 million, for the year ended December 31, 2002. Of the $19.7 million increase, $22.9 million was the result of increased revenues at the Malls (including a $25.2 million increase from acquisitions). The offsetting $3.2 million decrease was primarily related to a $1.8 million decrease in revenues at the Community Centers. Acquisitions for the year ended December 31, 2002, reflect the inclusion in the consolidated financial statements of Jersey Gardens effective April 6, 2001, SuperMall of the Great Northwest effective July 18, 2002, Dayton Mall effective August 5, 2002 and Almeda Mall and Northwest Mall effective November 18, 2002, as a result of the Company's acquisition of the third party interests in the entities owning these Properties.

Minimum rents

         Minimum rents increased 6.7%, or $9.8 million, for the year ended December 31, 2002.

                               INCREASE (DECREASE) (DOLLARS IN MILLIONS)
                       -------------------------------------------------------
                                     COMMUNITY                         PERCENT
                       MALLS          CENTERS          TOTAL            TOTAL
                       -----          -------          -----            -----
Same center .......   $  (1.9)        $ (3.2)        $  (5.1)           (3.5)%
Acquisitions ......      14.9            0.0            14.9            10.2
                      -------         ------         -------           -----
                      $  13.0         $ (3.2)        $   9.8             6.7%
                      =======         ======         =======           =====

         The primary components of the same center Mall decline of $1.9 million are additional rents from in-line stores of $1.9 million, a decline in termination income of $2.0 million and a reduction of $1.6 million as a result of anchor tenant bankruptcies. The Community Centers same center decrease of $3.2 million is primarily related to a $2.2 million reduction as a result of anchor tenant bankruptcies.

Tenant reimbursements

         Tenant reimbursements reflect a net increase of 12.5%, or $8.9 million, for the year ended December 31, 2002.

                                    INCREASE (DOLLARS IN MILLIONS)
                        ------------------------------------------------------
                                     COMMUNITY                         PERCENT
                        MALLS         CENTERS         TOTAL             TOTAL
                        -----        ---------        -----            -------
Same center ........   $  0.4         $  0.6         $   1.0             1.4%
Acquisitions .......      7.9            0.0             7.9            11.1
                       ------         ------         -------            ----
                       $  8.3         $  0.6         $   8.9            12.5%
                       ======         ======         =======            ====

Other revenues

         The $582,000 increase in other revenues is primarily the result of a $1.6 million increase due to the formation of Ohio Entertainment Corporation ("OEC") effective June 1, 2001, a $400,000 gain on the disposition of short-term investments relating to the defeasance of debt securities on February 4, 2002; $1.4 million as a result of increased temporary tenant income from the Malls; and $500,000 in other revenue increases, partially offset by a $3.3 million decrease in fee income. Fee income was lower due to the completion of Polaris Fashion Place in 2001, and the subsequent loss of development fee income from said joint venture in 2002. It reflects a reduction in joint venture management fees as a result of the Company's acquisition of third party joint venture interests. OEC operates a theater at one mall and a skating rink at another mall; the revenues and expenses of these operations are included in other revenues and other operating expenses.

Expenses

         Total expenses increased 7.4%, or $11.6 million, for the year ended December 31, 2002 primarily as a result of Mall acquisitions. Real estate taxes and property operating expenses increased $11.3 million, the provision for doubtful accounts and other operating expenses decreased $258,000, depreciation and amortization increased $4.3 million, general and administrative expenses decreased $890,000 and development write-off's decreased $2.8 million, respectively.

Real estate taxes and property operating expenses

         Real estate taxes and property operating expenses increased 14.7%, or $11.3 million, for the year ended December 31, 2002.

                                        INCREASE (DOLLARS IN MILLIONS)
                                 ----------------------------------------------
                                              COMMUNITY               PERCENT
                                 MALLS         CENTERS      TOTAL      TOTAL
                                 -----         -------      -----      -----
Same center..................    $ 1.2          $0.4        $ 1.6       2.1%
Acquisitions.................      9.7           0.0          9.7      12.6
                                 -----          ----       ------      ----
                                 $10.9          $0.4        $11.3      14.7%
                                 =====          ====       ======      ====

         The same center increase of $1.6 million consists primarily of increased insurance expense of approximately $1.8 million, as a result of increased premiums charged by the insurance carriers.

Provision for doubtful accounts

         The provision for doubtful accounts was $6.4 million for the years ended December 31, 2002 and 2001, respectively. Although the amount of this expense is comparable, the provision for doubtful accounts as a percent of revenues decreased to 2.4% in 2002 from 2.6% in 2001.

         The provision for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. During 2001 and 2002, various small shop tenants and a number of national tenants which leased anchor space at its Properties filed for bankruptcy protection. Anchor tenants that were operating or liquidating under bankruptcy protection in 2001 included Ames, HomePlace, Lechter's and Phar-Mor. Exposure to tenants currently operating under bankruptcy protection and the continuing operating difficulties being experienced by various retailers resulted in the Company increasing its provision for doubtful accounts in 2002 and 2001 over previous years. The Company considers the experience to be a direct result of, and to be consistent with, the weak U.S. economy during 2002. The Company is entitled to file claims for damages in connection with any leases rejected in bankruptcy filings. The Company does not recognize in accounts receivable or revenue amounts attributable to such claims until the claims for rejected leases are approved by the courts. The Company also does not consider such potential claims in estimating the recoverability of recorded accounts.

Development Cost Write-Off

         Write-off of development costs decreased due to a development write-off of $3.2 million in 2001 related to a development project in the City of Carson, California which was terminated on June 30, 2001.

Depreciation and Amortization

         The $4.3 million increase in depreciation and amortization consists primarily of a $4.8 million increase from Mall acquisitions offset with a $470,000 decrease from dispositions.

General and administrative

         General and administrative expenses were $10.3 million and represented 3.8% of total revenues for the year ended December 31, 2002, compared to $11.2 million and 4.5% of total revenues for the corresponding period in 2001. The 2002 costs are representative of the general and administrative costs related to the Company's current staffing levels. The Company also reduced corporate headcount by approximately 10.0% and recognized approximately $863,000 in severance related costs. The Company did not grant general salary increases or bonuses for 2002 but the

Company has experienced higher costs as a result of increasing premiums for insurance costs related to health benefits provided by the Company.

Interest expense/capitalized interest

         Interest expense increased 0.5%, or $401,000 for the year ended December 31, 2002. The summary below identifies the increase by its various components (dollars in thousands).

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2002           2001         INC. (DEC.)
                                       ----           ----         -----------
Average loan balance ..........    $ 1,150,933    $ 1,130,999     $    19,934
Average rate ..................           6.80%          7.37%          (0.57)%

Total interest ................    $    78,263    $    83,355     $    (5,092)
Amortization of loan fees .....          7,614          6,707             907
Capitalized interest
  and other (1) ...............            284         (4,302)          4,586
                                   -----------    -----------     -----------
Interest expense ..............    $    86,161    $    85,760     $       401
                                   ===========    ===========     ===========


(1) Other consists primarily of interest costs billed to joint venture entities.

Equity in income (loss) of unconsolidated entities

         The $1.0 million increase in the equity in income (loss) of unconsolidated entities consists primarily of an increase from Polaris Fashion Place having a full year of operating results in 2002 versus 2001 in which the Mall opened on October 25, 2001. This is partially offset by the elimination of equity income from four joint venture interests acquired by the Company in the third and fourth quarters of 2002. The equity in the income of those joint ventures was included in this item for the full twelve months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company's short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. The Company anticipates that these needs will be met with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

         The Company's long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under the Credit Facility, construction financing, long-term mortgage debt, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out the Company's business strategy relative to the acquisitions, renovations, expansions and developments.

         At December 31, 2003, the Company's total-debt-to-total-market capitalization was 55.5% per annum, compared to 57.9% per annum, at December 31, 2002. The Company is working to maintain this ratio in the mid-fifty percent range. The Company expects to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties. The total-debt-to-total-market capitalization is calculated below (dollars in thousands).

                                                                            DEC. 31      DEC. 31
                                                                              2003         2002
                                                                              ----         ----
Stock Price (end of period) ............................................  $    22.38    $    17.75
Market Capitalization Ratio:
     Common Shares outstanding .........................................      35,066        34,315
     Operating Partnership units outstanding ...........................       2,969         3,279
                                                                          ----------    ----------
     Total Common Shares and units outstanding at end of period ........      38,035        37,594
                                                                          ==========    ==========

     Market capitalization - Common Shares outstanding .................  $  784,777    $  609,091
     Market capitalization - Operating partnership units outstanding ...      66,446        58,202
     Market capitalization - Series B Preferred Shares .................     127,950       127,950
     Market capitalization - Series F Preferred Shares .................      60,000
     Total debt (end of period) ........................................   1,295,058     1,095,930
                                                                          ----------    ----------
     Total market capitalization .......................................  $2,334,231    $1,891,173
                                                                          ==========    ==========
Total debt / total market capitalization ...............................        55.5%         57.9%
                                                                          ==========    ==========

Financing Activity

         The Company, through the Operating Partnership, at December 31, 2002, was a party to a credit facility with several financial institutions that provided the Company with the ability to borrow up to $170.0 million. The credit facility bore interest at a rate ranging from LIBOR plus 1.60% per annum to 1.90% per annum and was designated to an interest rate swap agreement that fixed LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the weighted average interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.29% per annum on the outstanding borrowings at December 31,
2002). This credit facility was paid off and replaced by the new Credit
Facility.

         On October 17, 2003, the Company entered into a new Credit Facility that provides the Company with the ability to borrow up to $150.0 million. This Credit Facility expires October 16, 2006 and replaced the existing line of credit which was scheduled to mature on January 31, 2004. The new Credit Facility is collateralized with first mortgage liens on three Malls and eleven Community Centers. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% per annum to LIBOR plus 1.70% per annum, depending on the Company's ratio of debt to asset value. During 2003, the weighted average interest rate was 6.45% per annum after giving effect to the swap agreement. At December 31, 2003, the outstanding balance on the Credit Facility was $80.8 million. Additionally, $4.2 million represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. Also, on October 17, 2003, the Company refinanced The Mall at Fairfield Commons with $114.0 million in permanent financing maturing November 1, 2014 and bearing interest at 5.45% per annum.

         Total debt increased by $199.1 million during 2003. The change in outstanding borrowings is summarized as follows (in thousands):

                                          MORTGAGE         NOTES         TOTAL
                                            NOTES         PAYABLE        DEBT
                                            -----         -------        ----
December 31, 2002 ....................  $   956,130    $   139,800    $ 1,095,930
Acquired mortgage debt:
  Colonial Park Mall .................       34,255                        34,255
  Eastland North Carolina ............       46,184                        46,184
New mortgage debt ....................      383,000                       383,000
Repayment of debt ....................     (195,791)                     (195,791)
Debt amortization payments in 2003 ...       (9,520)                       (9,520)
Net repayments, line of credit .......                     (59,000)       (59,000)
                                        -----------    -----------    -----------
December 31, 2003 ....................  $ 1,214,258    $    80,800    $ 1,295,058
                                        ===========    ===========    ===========

         During 2003, the Company incurred additional borrowings secured by first mortgage liens. The new mortgage notes payable totaling $383.0 million consist of (i) a $5.0 million loan secured by a first mortgage lien on Artesian Square, which bears interest at LIBOR plus 1.95% per annum (3.09% at December 31, 2003), (ii) a $140.0 million loan secured by a first mortgage lien on Lloyd Center, which matures in June 2013 and bears interest at 5.42% per annum, (iii) a $100.0 million loan secured by a first mortgage lien on WestShore Plaza, which matures in September 2012 and bears interest at 5.09% per annum, (iv) a $114.0 million loan secured by a first mortgage lien on The Mall at Fairfield Commons, which matures in November 2014 and bears interest at 5.45% per annum and (v) a $24.0 million loan secured by a first mortgage lien on Eastland Ohio, which matures in January 2007 and bears interest at LIBOR plus 2.00% per annum (3.15% at December 31, 2003).

         At December 31, 2003, the Company's Credit Facility was collateralized with first mortgage liens on fourteen Properties having a net book value of $136.4 million and its mortgage notes payable were collateralized with first mortgage liens on Properties having a net book value of $1,493.5 million. The Company also owned 26 unencumbered Properties having a net book value of $71.2 million at that date. The Credit Facility, San Mall, LP mortgage and Morgantown Mall Associates, LP mortgage are cross-collateralized as part of a group of Properties under a single loan, certain of the loans have cross-default provisions and certain of the loans are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a net book value of $220.1 million and represent twelve Community Centers and six Malls.

Capital Expenditures

         The Company plans its capital expenditures by considering various factors such as; return on investment, the Company's five-year capital plan for major facility expenditures such as roof and parking lots, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. The Company categorizes its capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at the Company's existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as "developments in progress" on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the useful life of the asset.

Acquisitions and Dispositions

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

         During 2003, the Company sold five Community Centers for $18.6 million and reflected two other Community Centers as held for sale at December 31, 2003. In accordance with SFAS No. 144, the sold Properties are reported in Discontinued Operations. Net income includes loss on sales of Discontinued Operations of $(0.10) per Common Share diluted compared with a gain of $0.44 per Common Share diluted for the years ended December 31, 2003 and 2002, respectively.

         On March 6, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Colonial Park Mall, an enclosed regional mall located in Harrisburg, Pennsylvania, from LB Colonial Park, LLC, a Delaware limited liability company. The Company acquired the remaining 50% interest for $5.5 million in cash. The property had an outstanding mortgage balance of $34.3 million on the acquisition date. The existing mortgage, which originated in 1997, matures on October 11, 2007. The debt bears interest at a fixed rate of 7.73% per annum.

         On April 24, 2003 the Company completed the acquisition from Greyhawke Net Lease Investors III, LLC, a Delaware limited liability company, of the 50% interest not previously owned by the Company in G & G Blaine, LLC, and a related parcel of land for approximately $2.96 million in cash. With the completion of this transaction, GPLP is the sole owner of a vacant anchor building and underlying land at Northtown Mall in Minneapolis, Minnesota. Northtown Mall is wholly owned by the Company.

         On August 14, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Eastland North Carolina, an enclosed regional mall located in Charlotte, North Carolina, from HIG Mall, LLC, a Florida limited liability company. The Company acquired the remaining 80% interest for $4.75 million in cash. The property had an outstanding mortgage balance of $46.2 million on the acquisition date. The existing mortgage, which originated in 1998, matures on September 11, 2008. The debt bears interest at a fixed rate of 7.84% per annum and requires payments of principal and interest based on a 30-year principal amortization schedule.

         On August 27, 2003, the Company acquired WestShore Plaza Mall, a fully enclosed regional shopping mall located in Tampa, Florida, from American Freeholds, a Nevada general partnership, which is sponsored by Grosvenor USA. Approximately $100 million of the $152 million purchase price was funded with a new nine-year mortgage loan, which bears interest at the fixed rate of 5.09% per annum and requires payments of principal and interest based on a 30-year principal amortization schedule. The additional $52 million was funded using a portion of the net proceeds of the 8.75% Series F Cumulative Redeemable Preferred Share offering that was completed by the Company on August 25, 2003.

         On December 22, 2003, the Company acquired Eastland Ohio, a 940,000 square foot enclosed regional mall in Columbus, Ohio, from Columbus East Joint Venture, an Ohio general partnership. The purchase price of $29.65 million was paid with the proceeds from a $24 million three-year mortgage bank loan that bears interest at a per annum rate of LIBOR plus 200 basis points (3.15% at December 31, 2003) and approximately $5 million of borrowings on the Company's credit facility. The Company may, subject to the satisfaction of certain conditions, also borrow up to an additional $12 million under the bank loan to fund costs relating to the addition of a new anchor and other improvements to the mall.

Preferred Stock Activity

         On August 25, 2003, the Company completed a $60 million public offering of 2,400,000 shares of 8.75% Series F cumulative preferred shares of beneficial interest, par value of $0.01 per share, (the "Series F Preferred Shares"), at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58 million. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The Company used approximately $52 million of the net proceeds to pay a portion of the purchase price of the acquisition of WestShore Plaza, a regional mall totaling approximately 1.1 million square feet of GLA located in Tampa, Florida. The Company used the $4.8 million balance of the net proceeds to repay a portion of the balance outstanding on the Company's $170.0 million secured credit facility.

         On February 23, 2004, the Company completed its offering to the public of 6,000,000 shares of 8.125% Series G cumulative redeemable preferred shares of beneficial interest (the "Series G Preferred Shares") at a purchase price of $25.00 per Series G Preferred Share. Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. Approximately $128.4 million of the proceeds were used to redeem the Series B Preferred shares on February 27, 2004 and to pay down $16.9 million of the Company's Credit Facility, which was recently drawn upon to pay off $17.0 million in subordinated mortgage debt relating to the Company's Great Mall of the Great Plains in Olathe, Kansas.

Cash Activity

         Net cash provided by operating activities was $100.6 million for the year ended December 31, 2003, an increase of $33.0 million from December 31, 2002. Net income adjusted for non-cash items accounted for a $17.7 million increase. Changes in operating assets and liabilities accounted for a $15.3 million increase. The increase can be attributed to the acquisition of five developments that were not previously wholly owned by the Company.

         Net cash used by investing activities was $200.2 million for the year ended December 31, 2003. The primary investments were the investments in real estate of $218.9 million for the acquisitions of WestShore Plaza and Eastland Ohio. Also reflected are the purchases of joint venture interests not previously owned in Colonial Park Mall, Eastland North Carolina and G & G Blaine. Additionally, the Company received $18.1 million from the sale of five Community Centers and $8.4 million from the sale of assets.

         Net cash provided from financing activities was $99.4 million for the year ended December 31, 2003. Proceeds received from the issuance of new mortgages were $383 million. These mortgages primarily relate to acquisitions of WestShore Plaza and Eastland Ohio as well as the proceeds received from the issuance of a mortgage on the Mall at Fairfield Commons and Lloyd Center. Principal payments on mortgages totaled $205.3 million. These payments reflect satisfaction of mortgages at Lloyd Center, which was later refinanced, Northtown Mall and various bridge loans. Also the company received $57.6 million through the issuance of Series F Preferred Shares. The Company also used $85.1 million for the payment of common, preferred and operating partnership dividends.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Contractual Obligations

         Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

         On January 5, 2004, the Company acquired the remaining joint venture interests in Polaris Fashion Place and Polaris Towne Center. The amount of off-balance sheet debt at December 31, 2003 that was assumed on January 5, 2004 is shown on the table below. The revenues and net operating income were $32.1 million and $22.1 million for the year ended December 31, 2003. The debt will be reported on the Company's consolidated balance sheet beginning in January 2004.

         At December 31, 2003, the Company had the following obligations relating to dividend distributions. In the fourth quarter of 2003, dividends were declared for $0.4808 per share of Common Shares and Operating Partnership units to be paid in the first quarter of 2004. The Series B Preferred Shares dividends of $3.0 million were accrued and paid at such time those shares were redeemed by the Company on February 27, 2004, with no further obligation relating to those shares. The Series F Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at the Company's option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. The total dividend obligation included in the table for the Series F Preferred Shares is $24.9 million.

         Capital lease obligations are for equipment at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment and computer equipment.

         At December 31, 2003, the Company had executed leases committing to $3.2 million in tenant allowances. The leases will generate gross rents which approximate $19.8 million over the original lease term.

Commercial Commitments

         The line of credit terms are discussed in Note 4 to the consolidated financial statements.

         The standby letters of credits are for utility deposits ($150,000) and for a mortgage for the Mall at Fairfield Commons ("MFC"), ($4.0 million). The letter of credit associated with the MFC mortgage will be released upon completion of certain requirements for a tenant at the property. Management expects the tenant to meet the requirements and does not anticipate any payment to be required on this letter of credit.

         The guarantee included in the commercial commitments relates to Polaris Fashion Place and is discussed in Note 11 to the consolidated financial statements. The guarantee relates to certain tenant allowances and the Company does not expect to incur any liability.

         The following table shows the Company's contractual and commercial obligations as of December 31, 2003 (in thousands):

                         TOTAL       2004      2005-2006   2007-2008  THEREAFTER
                         -----       ----      ---------   ---------  ----------
CONTRACTUAL
  OBLIGATIONS
Long-term Debt......  $1,214,258  $  263,113  $  125,709  $  198,708  $  626,728
Long-term Debt -
  Joint Ventures....     190,465       2,470       5,411       6,068     176,516
Dividend
  Obligations.......      46,184      26,496      10,500       9,188
Capital Lease
  Obligations.......       2,490         958       1,128         294         110
Operating Leases....       3,392         824       1,339         518         711
Tenant Allowances...       3,215       3,215
                      ----------  ----------  ----------  ----------  ----------
Total Contractual
  Obligations.......  $1,460,004  $  297,076  $  144,087  $  214,776  $  804,065
                      ==========  ==========  ==========  ==========  ==========

COMMERCIAL
  OBLIGATIONS
Lines of Credit.....  $   80,800              $   80,800
Standby Letter
  of Credit...             4,150  $    4,150
Guarantees..........       2,941       2,941
                      ----------  ----------  ----------
Total Commercial
  Obligations.......  $   87,891  $    7,091  $   80,800
                      ==========  ==========  ==========


EXPANSION, RENOVATION AND DEVELOPMENT ACTIVITY

         The Company continues to be active in its expansion, renovation and development activities. Its business strategy is to grow the Company's assets, net income and cash flow to, among other things, provide for dividend requirements and to preserve, maintain and expand value for shareholders.

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

Malls

         Mall store occupancy decreased slightly to 89.6% at December 31, 2003 from 90.1% at December 31, 2002 due to lower store occupancy at the newly acquired Malls, WestShore Plaza Mall and Eastland Ohio. Comparable store occupancy increased to 90.2% from 90.1% at December 31, 2003. Anchor occupancy in the Malls remained unchanged at December 31, 2003 and held at 94.5% during 2003. Comparable mall anchor occupancy dropped from 94.5% to 93.9%, excluding the 100% anchor occupancy at WestShore Plaza Mall and Eastland Ohio. The drop in anchors is related to three new vacancies totaling approximately 297,000 in GLA:
Oshman's SuperSports USA at The Great Mall, Montgomery Ward at Northtown (a previously vacated anchor the Company acquired control of in the second quarter
2003) and Kmart at Southside Mall. This reduction in leased anchor GLA was partially offset by four new anchors totaling approximately 222,000 of GLA. The new anchors are three Steve and Barry's stores at Grand Central Mall, Northtown Mall, River Valley Mall and Phil's Shoes at Northwest Mall.

         In October 2003, a plan was finalized to add approximately 84,000 of GLA to the MFC. The expansion plans to include a new sporting goods retailer, Galyan's. The new anchor is targeted to open in the spring of 2005.

          In December 2003, the Company acquired Eastland Ohio. The Mall will be redeveloped in 2004 and 2005 by adding approximately 30,000 of retail GLA and a new Kaufmann's anchor approximating 120,000 of GLA. The retail GLA will open in 2005, with Kaufmann's targeted to open in the fall of 2005.

         Redevelopment of space at the Lloyd Center, a regional Mall in Portland, Oregon, began in 2003. This project, which encompasses ground owned by the Company adjacent to the Mall, will include the addition of new retailing concepts for the center, including the addition of restaurants and additional banking services, most of which are expected to open in 2004.

Community Centers

         During 2003, the Company opened two new anchors aggregating 137,000 square feet. The new Community Center anchors were Hobby Lobby at Clarksville Plaza in Clarksville, Indiana and Rooms of Furniture at Middletown Plaza in Middletown, Ohio. This was offset by 137,000 square feet of new vacancies due to Wal-Mart closings during 2003 in Cumberland Crossing in Jackson, Tennessee and Newberry Square in Newberry, South Carolina. Community Center anchor occupancy improved to 77.3% on December 31, 2003 compared to 72.3% at December 31, 2002 due to the sale of three centers with vacant anchors and the sale of a vacant anchor store to Home Depot resulting in reduced Community Center vacant anchor GLA of 344,000 square feet. The Company continues to work with various prospects to lease the remaining vacant space.

Developments

         One of the Company's objectives is to increase its portfolio by developing new retail properties. The Company's management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, predevelopment leasing, construction financing and construction management.

         The Company has land under option contracts and is incurring predevelopment costs in connection with the development of a department store anchored retail project in the Cincinnati, Ohio market. At December 31, 2003, the Company has incurred approximately $1.5 million of costs in connection with this project.

PORTFOLIO DATA

         The table below reflects sales per square foot ("Sales PSF") for those tenants reporting sales for the twelve month period ended December 31, 2003. The percentage change is based on those tenants reporting sales for the twenty-four month period ended December 31, 2003.

                                         MALL PROPERTIES       COMMUNITY CENTERS
                                      ---------------------   -------------------
                                       AVERAGE   SAME STORE    AVERAGE  SAME STORE
         PROPERTY TYPE                SALES PSF   % CHANGE    SALES PSF  % CHANGE
         -------------                ---------   --------    ---------  --------
Anchors ...........................     $160         0.5%        $253       1.2%
Stores (1).........................     $305        (1.1)%       $250       3.0%
Total .............................     $225        (0.7)%       $253       1.4%

(1) Mall stores sales per square foot exclude outparcel sales.

Portfolio occupancy statistics by property type are summarized below:

                                                OCCUPANCY (1) (2)
                                   ---------------------------------------------
                                   12/31/03  9/30/03  6/30/03  3/30/03  12/31/02
                                   --------  -------  -------  -------  --------
Mall Anchors ...................     94.5%    94.0%    92.8%    94.7%     94.5%
Mall Stores ....................     89.6%    90.2%    89.9%    89.4%     90.1%
Total Mall Portfolio ...........     92.7%    92.6%    91.7%    92.7%     92.9%
Community Center Anchors .......     77.3%    76.0%    74.4%    71.3%     72.3%
Community Center Stores ........     75.7%    78.6%    80.6%    81.8%     82.8%
Single Tenant Retail
  Properties ...................   100.00%   100.0%   100.0%   100.0%    100.0%
Total Community Center
  Portfolio ....................     77.5%    77.2%    76.6%    74.6%     75.5%
Comparable Community Center ....
     Portfolio .................     77.5%                                76.4%

(1) Occupancy statistics included in the above table are based on the total Company portfolio which includes Properties owned by the Company and Properties held in joint ventures.

(2) Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission of FIN 34)". FIN 45 clarifies the requirements of SFAS No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. There was no material impact on the Company's financial position as a result of this new pronouncement at December 31, 2003.

         Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation", and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", prospectively to all awards granted, modified or settled on or after January 1, 2003.

         Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the year ended December 31, 2002, the Company recorded $2,260 thousand in extraordinary items from operations and $9,067 thousand in extraordinary items from discontinued operations that resulted from the early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interests Entities - an Interpretation of ARB No. 51." The effective date of the interpretation has been postponed by FASB Staff Position No. FIN 46-6 and will be effective the first interim or annual reporting period ending after March 15, 2004. The interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. The potential impact of FIN 46 has been evaluated regarding potential impact to the Company's joint venture interests. Based upon the analysis, the Company does not anticipate that FIN 46 will have an impact on the Company's financial position or results of operations.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial position as a result of this new pronouncement at December 31, 2003.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

         Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause its actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made. Because of the following factors, as well as other variables affecting the Company's operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

RISKS INHERENT IN OWNING REAL ESTATE INVESTMENTS

         Real property investments are subject to varying degrees of risk. If the Company's Properties do not generate sufficient income to meet operating expenses and other required expenditures, the Company's ability to make dividend distributions will be adversely affected. The Company's income may be adversely affected by the general economic climate, local economic conditions and other local conditions. Examples of other local conditions that could adversely affect income include oversupply of space or reduced demand for rental space and newly developed properties, the attractiveness of the Company's Properties compared to other space, ability to provide adequate maintenance, and fluctuation in real estate taxes, insurance and other operating costs. The Company is covered under its all risk property insurance policies in the amount of $200 million per incident for acts of terrorism on its consolidated real estate assets through January 1, 2005. There can be no assurance that the Company will be able to obtain terrorism insurance on its Properties after that date or, if it can, that the premiums for the insurance will be reasonable. Income and real estate values may also be adversely affected by applicable laws, including tax laws, interest rate levels and the availability of financing. In addition, real estate investments are relatively illiquid and, therefore, the Company's ability to sell its Properties quickly in response to changes in economic or other conditions will be limited. In certain areas of the country there may be an oversupply of retail space. The Company cannot be sure that it will be able to lease space as tenants move out or as to the rents it may be able to charge the new tenants at such space.

RELIANCE ON MAJOR TENANTS

         At December 31, 2003, the three largest tenants were the Limited Brands, Inc., Gap, Inc., and Saks, Inc., representing 3.9%, 3.0% and 2.4% of annualized minimum rents, respectively. No other tenant represented more than 2.0% of the aggregate annualized minimum rents of the Properties as of such date. The Company's financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant, or in the event any such tenant does not renew its lease as it expires.

BANKRUPTCY OF TENANTS OR DOWNTURNS IN TENANTS' BUSINESSES MAY REDUCE CASH FLOW

         Since the Company derives almost all of its income from rental payments, its cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations, or if the Company was unable to lease vacant space in its Properties on economically favorable terms. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in the rejection and termination of that tenant's lease and thereby cause a reduction in the cash available for distribution. If a tenant files for bankruptcy, the Company cannot be sure that it will affirm its lease and continue to make rental payments in a timely manner. Some rents are based on a percentage of the tenant's sales. A downturn in a tenant's business may weaken its financial condition and result in a reduction in the percentage rent paid by that tenant or in the failure to make rent payments when due. Furthermore, certain of its tenants, including anchor tenants, hold the right under their leases to terminate their leases or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants are closed, if certain sales levels or profit margins are not achieved or if an exclusive use provision is violated, all of which may adversely affect operating results.

RESULTS OF OPERATIONS FOR THE PROPERTIES DEPEND ON THE ECONOMIC CONDITIONS OF THE REGIONS OF THE UNITED STATES IN WHICH THEY ARE LOCATED

         Results of operations and distributions to shareholders will be subject generally to economic conditions in the regions in which the Company's Properties are located. For the year ended December 31, 2003, approximately 19% of annualized minimum rents came from Properties in Ohio. On January 5, 2004, the Company acquired the remaining interests in Polaris Mall, LLC., the owner of Polaris Fashion Place, and Polaris Center, LLC., the owner of Polaris Towne Center, a community center, both located in Columbus, Ohio. If the two Polaris Properties were included as of December 31, 2003, the percentage of annualized minimum rents from Properties in Ohio would have been 28%.

INABILITY TO SUCCESSFULLY DEVELOP PROPERTIES OR OPERATE DEVELOPED PROPERTIES

         The Company intends to selectively pursue development projects. However, as a result of economic and other conditions, development projects may not be pursued or may be completed later or with higher costs than anticipated. These projects generally require various governmental and other approvals, which the Company cannot be sure it will receive. Development activities involving significant risks include the expenditure of funds on and devotion of time to projects which may not come to fruition; the risk that construction costs of a project may exceed original estimates, possibly making the project uneconomical; the risk that the Company may not be able to obtain construction financing and permanent financing and the risk that such financing terms may not be favorable; and the risk that occupancy rates and rents at a completed project will not be sufficient to make the project profitable. In the event of an unsuccessful development project, the loss could exceed the investment in the project.

CERTAIN LIMITATIONS ON PROPERTY SALES AND CONFLICTS OF INTEREST

         GPLP may not enter into certain transactions, including the sale of all or substantially all of its assets, without consent from the holders of a majority of the units of partnership interest in GPLP (excluding Glimcher Realty Trust). This majority vote requirement effectively means that any such transaction must be approved by Herbert Glimcher and his sons, David Glimcher and Michael Glimcher, because, together with their spouses, they own approximately 4.8% of the units in Glimcher Properties Limited Partnership (which constitutes a majority of the units in GPLP other than those owned by Glimcher Realty Trust) outstanding as of January 5, 2004. This veto right may limit the Company's ability to enter into a liquidating transaction that may be in the shareholders' interest.

         As a result of Herbert Glimcher's, David Glimcher's and Michael Glimcher's status as holders of both Common Shares and units, they have interests that conflict with shareholders with respect to business decisions affecting Glimcher Realty Trust and Glimcher Properties Limited Partnership. In particular, as holders of units, they may suffer different and/or more adverse tax consequences than Glimcher Realty Trust upon the sale or refinancing of some of the Company's Properties due to unrealized gains attributable to these Properties.

         Therefore, Glimcher Realty Trust may have objectives different from Herbert Glimcher, David Glimcher and Michael Glimcher regarding the appropriate pricing and timing of any sale or refinancing of certain of the Company's Properties. Although the Company (through a wholly owned subsidiary), as the sole general partner of Glimcher Properties Limited Partnership, has the exclusive authority as to whether and on what terms to sell, refinance or seek to purchase an interest in an individual property, Herbert Glimcher, David Glimcher and Michael Glimcher might seek to influence decisions with respect to these actions, even though those actions might otherwise be financially advantageous or adverse to Glimcher Realty Trust. They also may seek to influence management to refinance a Property with a higher level of debt than would be in Glimcher Realty Trust's best interests.

SIGNIFICANT COSTS RELATED TO ENVIRONMENTAL ISSUES MAY BE INCURRED

         Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the presence of such hazardous substances. In connection with the ownership or operation of its Properties, the Company could be liable for such costs in the future. The costs of any required remediation and liability therefore as to any Property could be substantial under these enactments and could exceed the value of the Property and or its aggregate assets. The presence of hazardous or toxic substances, or the failure to properly remediate such substances, also may adversely affect the Company's ability to sell or rent a Property or to borrow funds using such Property as collateral. In addition, environmental laws may impose restrictions on the manner in which the Company uses its Properties or operates its business, and these restrictions may require expenditures for compliance.

         The Company does not believe that it currently is subject to any material environmental remediation obligations. However, it cannot provide assurance that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property or of complying with future environmental requirements could be material and affect operating results.

SIGNIFICANT COSTS COMPLYING WITH THE AMERICAN WITH DISABILITIES ACT AND SIMILAR LAWS MAY BE INCURRED

         Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements related to access and use by disabled persons. The Company may incur additional costs of complying with the Americans with Disabilities Act in the future. Additional federal, state and local laws also may require modifications to Properties, or restrict the Company's ability to renovate its Properties. The Company cannot predict the ultimate cost of complying with these laws. If substantial costs are incurred to comply with this statute and any other legislation, the financial condition, results of operations, cash flow, the Common Share value and ability to pay distributions could be adversely affected.

FAILURE TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCE

         The Company believes that it qualifies as a REIT under the Federal Internal Revenue Code since 1994, but cannot be sure that it will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions, of which there are only a limited number of judicial or administrative interpretations, and the determination of various factual matters and circumstances not entirely within the Company's control and may impact the Company's ability to qualify as a REIT under the Code. In addition, the Company cannot be sure that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification. Congress has proposed legislation to modify certain tax rules concerning REITs. It is not known whether these or other laws will be enacted in the future and, if enacted, what impact they will have on its ability to operate as a REIT.

         If the Company fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate income tax rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from electing to be treated as a REIT for the four taxable years following the year during which the qualification is lost. That would reduce net earnings available for investment or distribution to shareholders because of the additional tax liability imposed for the year or years involved. In addition, the Company would no longer be required by the Code to make any dividend distributions as a condition to REIT qualification. To the extent that dividend distributions to shareholders may have been made in anticipation of qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.

OWNERSHIP INTERESTS IN CERTAIN PARTNERSHIPS AND OTHER VENTURES ARE SUBJECT TO CERTAIN TAX RISKS

         All of the Company's property interests and other investments are made or held through Glimcher Properties Limited Partnership or partnerships, limited liability companies or other ventures in which Glimcher Properties Limited Partnership has an interest (the "Subsidiary Partnerships"). The ownership of these interests may involve special tax risks for us. These risks include possible challenge by the Internal Revenue Service ("IRS") of allocations of income and expense items which could affect the computation of the Company's taxable income, or a challenge to the status of GPLP or the Subsidiary Partnerships as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, as well as the possibility of action being taken by, GPLP or the Subsidiary Partnerships that could adversely affect qualification as a REIT, for example, by requiring the sale of a property. The Company believes that GPLP and each of the Subsidiary Partnerships have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations). If the ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity's outstanding securities (unless such entity were a "taxable REIT subsidiary," or a "qualified REIT subsidiary," as those terms are defined in the
Code) or the value of interest in any such entity exceeded 5% of the value of the Company's assets, the Company would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits; and the Company would not be able to deduct its share of losses, if any, generated by such entity in computing its taxable income.

ABILITY TO ACCESS OTHER SOURCES OF FUNDS IN ORDER TO MEET REIT DISTRIBUTION REQUIREMENTS

         In order to qualify to be taxed as a REIT, the Company must make annual distributions to shareholders of at least 90% of the REIT's taxable income (determined by excluding any net capital gain). The amount available for distribution will be affected by a number of factors, including cash flow generated by its Properties, distributions received from its subsidiaries, operating expenses and capital expenditures. The Company has sold a number of non-core assets and intends in the future to sell additional selected non-core assets. The loss of rental income associated with the Properties sold will in turn affect net income and FFO. In order to maintain REIT status, the Company may be required to make distributions in excess of net income and FFO. In such case, it may be necessary to arrange for short-term (or possibly long-term) borrowings, or to issue preferred or other securities, to raise funds.

THERE ARE LIMITS ON THE OWNERSHIP OF COMMON SHARES AND LIMITS ON CHANGES IN CONTROL RESULTING FROM A STAGGERED BOARD AND ABILITY TO ISSUE PREFERRED SHARES

         In order to maintain the Company's qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding Common Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year.

         To ensure that the Company will not fail to qualify as a REIT under this test, the Company's organizational documents authorize the trustees to take such action as may be required to preserve qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher and any of the trustees, employees and other persons approved by the trustees, to direct or indirect ownership of (i) 8.0% of the lesser of the number or value of the outstanding Common Shares and (ii) 9.9% of the lesser of the number or value of the total Series G Preferred Shares outstanding. The trustees may not grant exemptions from these ownership limitations if it would cause the status as a REIT to terminate for federal income tax purposes. Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of the Company's Common Shares. The trustees have also granted an exemption to Cohen & Steers Capital Management, Inc. permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or values of the outstanding shares of any other class of the Company's equity securities. However, in no event, shall they be permitted to own, directly or indirectly, of record or beneficially, more than 14.9% of the lesser of the number or value of all outstanding shares of the Company's equity securities. Despite these provisions, the Company cannot be sure that there will not be five or fewer individuals who will own more that 50% in value of its outstanding Common Shares, thereby causing the Company to fail to qualify as a REIT. The ownership limits may also discourage a change of control of the Company.

         The Company's Board of Trustees is divided into three classes. The terms of Class I, Class II and Class III trustees currently expire in 2004, 2005 and 2006, respectively. Trustees for each class will be chosen for a three-year term upon the expiration of their current term and each year one class of trustees will be elected by the shareholders. The staggered terms for trustees may affect the ability of the shareholders to change control of the Company even if a change of control were in the interests of the shareholders.

CERTAIN FINANCING ARRANGEMENTS CONTAIN LIMITATIONS ON THE AMOUNT OF DEBT THE COMPANY MAY INCUR

         The Company's Credit Facility is the most restrictive of its financing arrangements, and as of December 31, 2003, the total borrowings outstanding under the Credit Facility were $80.8 million, and the additional amount that may be borrowed from this facility or other sources based upon the restrictive covenants in the Credit Facility is $190.1 million as of December 31, 2003. The ratio of total debt-to-total-market capitalization was 55.5% as of December 31, 2003. As used herein, "total market capitalization" means the sum of the outstanding amount of all indebtedness, the total liquidation preference of all preferred shares and the total market value of Common Shares and units of partnership interest of Glimcher Properties Limited Partnership (based on the closing price of shares as of December 31, 2003).

THE VARIABLE RATE OF DEBT OBLIGATIONS MAY IMPEDE THE COMPANY'S OPERATING PERFORMANCE AND CREATE A COMPETITIVE DISADVANTAGE

         Required repayments of debt and related interest can adversely affect the Company's operating performance. As of December 31, 2003, approximately $205.6 million of its indebtedness bears interest at a variable rate. After taking into account the $4.2 million outstanding letters of credit and the Company has the ability to borrow up to an additional $65.0 million under its existing Credit Facility, which bears interest at a variable rate. An increase in interest rates on existing indebtedness would increase interest expense, which could adversely affect cash flow and ability to pay distributions. For example, if market rates of interest on variable rate debt outstanding as of December 31, 2003, increased by 100 basis points, the increase in interest expense on existing variable rate debt would decrease future earnings and cash flows by approximately $1.7 million annually.

FINANCIAL CONDITION AND DISTRIBUTIONS COULD BE ADVERSELY AFFECTED BY FINANCIAL COVENANTS

         The Company's mortgage indebtedness and Credit Facility impose certain financial and operating restrictions on its Properties and also impose restrictions on subordinated financing secured by such Properties and financings of other assets and Properties. These restrictions include restrictions on borrowings, prepayments and distributions. Additionally, the Credit Facility requires certain financial tests to be met and some of the mortgage indebtedness provides for prepayment penalties, each of which could restrict financial flexibility.

RISKS ASSOCIATED WITH INFORMATION SYSTEMS

         The Company is continuing to implement new information systems and problems with the design or implementation of these new systems could interfere with the Company's operations.

         The Company has successfully completed the first phase of its enterprise resource planning (ERP) software implementation and is in the process of implementing the second phase of the conversion to ERP to replace the lease administration, recoveries accounting, budgeting and treasury management systems. The Company may not be successful in implementing these new systems and transitioning data. Although the Company believes that it has identified, to a large extent, potential problems that could be associated with the implementation, unexpected problems could arise that have not been foreseen. As the Company continues implementation and enhancing functionality, the operations could be further disrupted. Such disruptions could adversely impact the ability to invoice tenants, process cash receipts and generate key management reports and financial statements.

THE FAILURE TO FULLY RECOVER FROM TENANTS COST REIMBURSEMENTS FOR CAM, TAXES AND INSURANCE COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULT

         The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are variations in computations dealing with such matters as: which costs are includable or not includable for reimbursement, what is the square footage of the overall property space to determine the pro-rata percentages and the applicability of cost limitation provisions, among other things. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursements items. The Company records these payments as income each month. The Company also makes adjustments, positive or negative, to adjust the recorded amounts to the Company's best estimate of the final amounts to be billed and collected with respect to cost reimbursements. After the end of the calendar year, the Company computes each tenant's final cost reimbursements and issues a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The differences between the amounts billed, less previously received payments and the accrual adjustments, are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by June.

Final adjustments for the year ended December 31, 2003 have not yet been determined. At December 31, 2003 the Company had recorded in accounts receivables $3.2 million of costs expected to be recovered from tenants during the first six months of 2004. Any amounts of this outstanding receivable balance written off will be charged to bad debt expense at the end of the first six months of 2004.

SIGNIFICANT COMPETITION EXISTS WHICH MAY DECREASE THE OCCUPANCY AND RENTAL RATES OF THE COMPANY'S PROPERTIES

         The Company competes with many commercial developers, real estate companies and major retailers. Some of these entities develop or own malls, value-oriented retail properties and community shopping centers that compete for tenants. The Company faces competition for prime locations and for tenants. New regional malls or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. In addition, many traditional retailers compete for the same consumers. Furthermore, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

OPERATIONS COULD BE AFFECTED IF THE COMPANY LOSES KEY MANAGEMENT PERSONNEL

         The executive officers of the Company have substantial experience in owning, operating, managing, acquiring and developing shopping centers. Success depends in large part upon the efforts of these executives, and the Company cannot guarantee that they will remain with the Company. The loss of key management personnel in leasing, finance, legal and operations could have a negative impact on operations. In addition, there are no restrictions on the ability of these executives to compete with the Company after termination of their employment.

DEBT FINANCING COULD ADVERSELY AFFECT PERFORMANCE

         The Company had $1.3 billion of combined mortgage indebtedness and Credit Facility borrowings outstanding as of December 31, 2003. Of the outstanding debt, $263.1 million matures during 2004. As of December 31, 2003, the Company has borrowed $80.8 million from its $150 million secured Credit Facility which matures on October 16, 2006. A number of outstanding loans will require lump sum or "balloon" payments for the outstanding principal balance at maturity, and the Company may finance future investments that may be structured in the same manner. The ability to repay indebtedness at maturity or otherwise may depend on its ability either to refinance such indebtedness or to sell its Properties. If the Company is unable to repay any of its debt at or before maturity, it may have to borrow against Properties that are not encumbered or under its Credit Facility, to the extent it has availability thereunder, to make such repayments. In addition, a lender could foreclose on the Property or Properties securing its debt. This could cause the Company to lose part or all of its investment, which could reduce the value of Common Shares and the distributions payable. Fourteen of the Company's Properties are pledged as security for repayment of mortgage indebtedness or indebtedness under its Credit Facility.

THE COMPANY'S BOARD OF TRUSTEES HAS UNLIMITED AUTHORITY TO INCREASE THE AMOUNT OF DEBT THE COMPANY MAY INCUR

         The Board of Trustees determines financing objectives and the amount of the indebtedness the Company may incur and makes revisions at any time without a shareholder's vote. Although the trustees have no present intention to change these objectives, revisions could result in a more highly leveraged Company with an increased risk of default on indebtedness and an increase in debt service charges. The Company may also, without shareholder vote, continue to use leverage through borrowing under its Credit Facility and on its unencumbered Properties to increase the number and size of its investments.

INFLATION

         Inflation has remained relatively low during the past three years and has had a minimal impact on the Company's Properties. Many tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents in the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of CAM, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2003 and 2002 approximately 84.1% and 70.9%, respectively, of the Company's debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.4 years and 5.5 years, respectively, and weighted-average interest rates of approximately 6.59% and 7.07%, respectively. The remainder of the Company's debt at December 31, 2003 and 2002, bears interest at variable rates with weighted-average interest rates of approximately 4.09% and 5.21%, respectively.

         At December 31, 2003 and 2002, the fair value of the Company's debt (excluding its Credit Facility) was $1,255.2 million and $1,010.5 million, respectively, compared to its carrying amounts of $1,214.3 million and $956.1 million, respectively. The Company's combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2003 and 2002, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $1.7 million and $1.5 million, respectively, and decrease the fair value of debt by approximately $50.1 million and $27.4 million, at the respective balance sheet dates. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $1.7 million and $1.5 million, respectively, and increase the fair value of debt by approximately $54.0 million and $29.6 million, at the respective balance sheet dates. The Company has entered into certain cap and floor agreements, which impact this analysis at certain LIBOR rate levels (see Notes 3 and 7 to the consolidated financial statements).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and financial statement schedules of Glimcher Realty Trust and the Report of Independent Auditors thereon are filed pursuant to this Item 8 and are included in this report in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company's periodic reports filed with the Securities and Exchange Commission. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. Accordingly, as a result of the inquiry into a related party transaction in connection with the Company's City Park development project as discussed below, the Company is in the process of implementing certain process and control improvements which are also set forth below.

         In February 2004, the Audit Committee of the Board of Trustees of the Company, through the Company's existing processes and controls, became aware that the Company may have engaged in a related party transaction in connection with the City Park development project resulting from Ellen Glimcher, the daughter of Herbert Glimcher and sister of Michael Glimcher, acting through Dell Property Group, Ltd., having a financial relationship with HP Development LLC, one of the third parties involved in this project (for a discussion of this related party transaction, please see Note 10 to the consolidated financial statements of the Company). This situation was brought to the attention of the Audit Committee through the Company's existing process and controls for determining the existence of related party transactions in connection with the preparation of the Company's annual report on Form 10-K and its annual proxy statement. The Audit Committee undertook a review of the facts and circumstances surrounding the City Park development project. Based on this review, the Audit Committee concluded that the non-disclosure to the Company of the Company's involvement in a related party transaction in connection with the City Park development project was not intentional and was based on a misinterpretation of what constitutes a related party transaction. In addition, the Audit Committee approved and ratified in all respects the Company's involvement with and in the City Park development project.

         In light of the Audit Committee's inquiry, the Company is in the process of implementing the following process and control improvements, among others:

- The adoption of enhanced related party transaction guidelines by the Audit Committee.

- Improving the process and controls for identifying related party transactions.

- The review by the internal audit group of the Company of the process and controls for determining related party transactions on a quarterly basis and to periodically report on such process and controls to the Audit Committee.

- The review by the Audit Committee of the procedures and process controls implemented in relation to related party transactions on a periodic basis, at least annually.

         (b) Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding trustees, audit committee members and executive officers of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 7, 2004.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 7, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding the Company's equity compensation plans in effect as of December 31, 2003 is as follows:

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                 Number of
                                                                securities
                                                                 remaining
                                                               available for
                               Number of        Weighted      future issuance
                             securities to       average       under Equity
                            be issued upon      exercise       compensation
                              exercise of       price of           plans
                              outstanding      outstanding      (excluding
                               options,         options,        securities
                             warrants and     warrants and     reflected in
     Plan Category              rights           rights         column(a))
     -------------          ---------------   -------------   --------------
                                (a)                (b)            (c)

Equity compensation
plans approved by
shareholders                    2,235,226          $17.601        543,156

Equity compensation
plans not approved by
shareholders                    N/A                N/A            N/A

         Additional information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 7, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 7, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 7, 2004.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page Number
                                                                     -----------
(a)   (1)    Financial Statements

             - Report of Independent Auditors......................       47

             - Glimcher Realty Trust Consolidated Balance
                 Sheets as of December 31, 2003 and 2002...........       48

             - Glimcher Realty Trust Consolidated Statements of
                 Operations and Comprehensive Income for the years
                 ended December 31, 2003, 2002 and 2001 ...........       49

             - Glimcher Realty Trust Consolidated Statements of
                 Shareholders' Equity for the years ended
                 December 31, 2003, 2002 and 2001..................       50

             - Glimcher Realty Trust Consolidated Statements of
                 Cash Flows for the years ended December 31, 2003,
                 2002 and 2001.....................................       51

             - Notes to Consolidated Financial Statements..........       52

      (2)    Financial Statement Schedules

             - Schedule II - Valuation and Qualifying Accounts
                 and Reserves......................................       75

             - Schedule III - Real Estate and Accumulated
                 Depreciation......................................       76

             - Notes to Schedule III...............................       81

      (3)    Exhibits

3.1      Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)

3.2      Bylaws, as amended. (1)

3.3      Amendment to the Company's Amended and Restated Declaration of Trust.
         (2)

3.4      Limited Partnership Agreement of Glimcher Properties Limited
         Partnership. (3)

3.5      Amendment to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.6      Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.7      Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.8      Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.9      Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.10     Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.11     Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership. (3)

3.12     Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties
         Limited Partnership dated August 7, 2003. (4)

3.13     Articles Supplementary classifying 2,800,000 Shares of Beneficial
         Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of
         Beneficial Interest of the Registrant. (5)

4.1      Specimen Certificate for Common Shares of Beneficial Interest. (1)

4.4      Specimen Certificate evidencing 9 -1/4% Series B Cumulative Redeemable
         Preferred Shares of Beneficial Interest. (6)

4.5      Specimen Certificate for evidencing 8.75% Series F Cumulative
         Redeemable Preferred Shares of Beneficial Interest (5)

10.20    Glimcher Realty Trust 1993 Employee Share Option Plan. (1)

10.21    Glimcher Realty Trust 1993 Trustee Share Option Plan. (1)

10.29    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of twenty seven million six hundred thousand dollars ($27,600,000). (7)

10.30 Exemplar Open-End Mortgage, Security Agreement and Fixture Filing issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (7)

10.31    Exemplar Second Mortgage and Security Agreement dated as of October 26,
         1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (7)

10.32 Exemplar Assignment of Rents and Leases dated as of October 26, 1995, issued by Glimcher Properties Limited Partnership in connection with the Connecticut General Life Insurance Company Loan. (7)

10.33    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of six million two hundred thousand dollars ($6,200,000). (7)

10.34    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of three million six hundred thousand dollars ($3,600,000). (7)

10.35    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of three million three hundred thousand dollars ($3,300,000). (7)

10.36    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of four million two hundred thousand dollars ($4,200,000). (7)

10.37    Promissory Note dated as of October 26, 1995, issued by Glimcher
         Properties Limited Partnership in the amount of five million one hundred thousand dollars ($5,100,000). (7)

10.48    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and Herbert
         Glimcher. (3)

10.49    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and William G.
         Cornely. (3)

10.51    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and Michael P.
         Glimcher. (3)

10.52    Severance Benefits Agreement dated June 11, 1997, by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and George A.
         Schmidt. (3)

10.58    Promissory Note dated as of December 17, 1997, issued by Glimcher
         University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars
         ($64,898,546). (8)

10.59 Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital
         Corporation dated as of December 17, 1997. (8)

10.60    Glimcher Realty Trust 1997 Incentive Plan. (3)

10.62 Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris
         Center, LLC. (3)

10.68    Promissory note dated as of July 15, 1998, issued by Montgomery Mall
         Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000). (9)

10.69    Mortgage and security agreement by Montgomery Mall Associates Limited
         Partnership to Lehman Brothers Holdings, Inc. dated as of July 15,
         1998. (9)

10.72    Promissory Note dated as of September 1, 1998, issued by Morgantown
         Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (9)

10.73 Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller
         (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (9)

10.85    Promissory Note dated as of November 1, 1998, issued by Glimcher
         Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000). (9)

10.86    Deed of Trust and security agreement by Grand Central Limited
         Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999. (10)

10.87    Promissory Note dated as of January 21, 1999, issued by Grand Central
         Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). (10)

10.88 Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (11)

10.89    Promissory Note dated as of April 26, 1999, issued by Weberstown Mall,
         LLC in the amount of twenty million five hundred thousand dollars
         ($20,500,000). (11)

10.90    Term Note dated as of June 17, 1999, issued by Glimcher Properties
         Limited Partnership in the amount of twenty two million five hundred thousand dollars ($22,500,000). (11)

10.91    Deed of Trust, Assignment of Rents and Security Agreement by Glimcher
         Properties Limited Partnership for the benefit of KeyBank National
         Association dated as of June 17, 1999. (11)

10.92    Executed form of Open End Mortgage Assignment of Rents and Security
         Agreement for each of the two individual mortgages, dated, June 17, 1999 and issued by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (11)

10.93    A Deed of Trust, Assignment of Rents and Security Agreement by Glimcher
         Properties Limited Partnership for the benefit of KeyBank National
         Association dated as of June 17, 1999. (11)

10.94    Deed of Trust, Security Agreement, Assignment of Rents and Fixture
         Filing by Glimcher Properties Limited Partnership for the benefit of KeyBank National Association dated as of June 17, 1999. (11)

10.95    Amended and Restated Term Note as of June 17, 1999, issued by Glimcher
         Properties Limited Partnership in the amount of twenty four million three hundred seventy five thousand dollars ($24,375,000). (11)

10.107   Security Agreement - Interest Rate Protection Contract dated as of June
         17, 1999, executed by Glimcher Properties Limited Partnership in favor of Huntington as Administrative Agent for the lenders. (11)

10.108   Mortgage, Security Agreement and Financing Statement by Glimcher
         Properties Limited Partnership to Jackson National Life Insurance dated as of June 28, 1999. (12)

10.109   Deed of Trust, Security Agreement, Fixture Filing and Financing
         Statement by Glimcher Properties Limited Partnership to Jackson
         National Life Insurance dated as of June 28, 1999. (12)

10.110   Mortgage, Security Agreement Fixture Filing and Financing Statement by
         Glimcher Properties Limited Partnership to Jackson National Life
         Insurance dated as of June 28, 1999. (12)

10.111   Deed of Trust, Security Agreement, Fixture Filing and Financing
         Statement by Glimcher Properties Limited Partnership to Jackson
         National Life Insurance dated as of June 28, 1999. (12)

10.112   Deed of Trust, Security Agreement, Fixture Filing and Financing
         Statement by Glimcher Properties Limited Partnership to Jackson
         National Life Insurance dated as of June 28, 1999. (12)

10.113   Promissory Note dated as of June 28, 1999, issued by Glimcher
         Properties Limited Partnership in the amount of ninety million dollars
         ($90,000,000). (12)

10.114   Deed to Secure Debt and Security Agreement by Glimcher Properties
         Limited Partnership to Jackson National Life Insurance dated as of
         October 12, 1999. (12)

10.123   Mortgage and Security Agreement by Glimcher Westpark Plaza, LLC to
         Lehman Brothers Bank, FSB dated as of August 2, 2001. (13)

10.124   Promissory Note dated as of August 2, 2001, issued by Glimcher Westpark
         Plaza, LLC in the amount of two million five hundred thirty eight thousand dollars ($2,538,000). (13)

10.125   Deed of Trust, Security Agreement, by Shady Springs Plaza, LLC to
         Lehman Brothers Bank, FSB dated as of August 2, 2001. (13)

10.126   Promissory Note dated as of August 2, 2001, issued by Shady Springs
         Plaza, LLC in the amount of two million nine hundred eighty five dollars ($2,985,000). (13)

10.127   Open-end Mortgage and Security Agreement by New Boston Mall, LLC to
         Lehman Brothers Bank, FSB dated as of August 2, 2001. (13)

10.128   Promissory Note dated as of August 2, 2001, issued by New Boston Mall,
         LLC in the amount of three million eight hundred thousand dollars
         ($3,800,000). (13)

10.129   Mortgage and Security Agreement by Morningside Plaza, LLC to Lehman
         Brothers Bank, FSB dated as of August 2, 2001. (13)

10.130   Promissory Note dated as of August 2, 2001, issued by Morningside
         Plaza, LLC in the amount of two million six hundred fifty dollars
         ($2,650,000). (13)

10.133 Open-end Mortgage and Security Agreement by Mount Vernon Venture, LLC to Lehman Brothers Bank, FSB dated as of January 16, 2001. (13)

10.134   Promissory Note dated as of January 16, 2001, issued by Mount Vernon
         Venture, LLC in the amount of nine million three hundred thousand dollars ($9,300,000). (13)

10.141   First Amendment to Third Amended and Restated Loan Agreement among The
         Huntington National Bank, KeyBank National Association and LaSalle
         Bank, N.A. dated as of August 1, 2001. (13)

10.142   Substitute Revolving Note dated as of August 1, 2001, issued by The
         Huntington National Bank in the amount of $30,000,000. (13)

10.143   Substitute Revolving Note dated as of August 1, 2001, issued by Bankers
         Trust Company in the amount of $20,000,000. (13)

10.144   Substitute Revolving Note dated as of August 1, 2001, issued by LaSalle
         Bank N.A. in the amount of $20,000,000. (13)

10.145   Substitute Revolving Note dated as of August 1, 2001, issued by KeyBank
         National Association in the amount of $30,000,000. (13)

10.146 Mortgage, Security Agreement, Absolute Assignment of Leases and Rents and Fixture Filing by Glimcher Northtown Venture, LLC to Bankers Trust
         Company dated as of August 30, 2001. (13)

10.147   Senior Promissory Note dated as of August 30, 2001, issued by Glimcher
         Northtown Venture, LLC in the amount of thirty one million dollars
         ($31,000,000). (13)

10.148   Junior Mortgage, Security Agreement, Absolute Assignment of Leases and
         Rents and Fixture Filing by Glimcher Northtown Venture, LLC to Bankers
         Trust Company dated as of August 30, 2001. (13)

10.149   Junior Promissory Note dated as of August 30, 2001, issued by Glimcher
         Northtown Venture, LLC in the amount of nine million dollars
         ($9,000,000). (13)

10.150   Mortgage and Security Agreement by Barren River Plaza, LLC to Lehman
         Brothers Bank, FSB dated as of December 20, 2001. (13)

10.151   Promissory Note dated as of December 20, 2001, issued by Barren River
         Plaza, LLC in the amount of seven million nine hundred thousand dollars
         ($7,900,000). (13)

10.152   Fee and Leasehold Deed of Trust and Security Agreement by Glimcher
         Lloyd Center, LLC to Lehman Brothers Bank, FSB dated as of October 12,
         2001. (13)

10.153   Promissory Note dated as of October 12, 2001, issued by Glimcher Lloyd
         Center, LLC in the amount of one hundred thirty million dollars
         ($130,000,000). (13)

10.154   Mortgage, Assignment of Leases and Rents, Security Agreement, and
         Fixture Filing by Glimcher Ashland Venture, LLC to KeyBank National
         Association dated as of October 12, 2001. (13)

10.155   Promissory Note dated as of October 12, 2001 issued by Glimcher Ashland
         Venture, LLC in the amount of twenty seven million dollars
         ($27,000,000). (13)

10.156 Open-end Mortgage and Security Agreement, by Hocking Valley Mall, LLC to Golden American Life Insurance Company dated January 17, 2002. (14)

10.157   Mortgage Note dated as of January 17, 2002 issued by Hocking Valley
         Mall, LLC in the amount of four million five hundred thousand
         ($4,500,000.00). (14)

10.158   Deed of Trust, Assignment of Rents, Security Agreement and Fixture
         Filing Statement by Glimcher Buena Vista, LLC to Fidelity National
         Title Agency and National City Bank dated March 28, 2002. (14)

10.159   Mortgage Note dated as of March 28, 2002 issued by Glimcher Buena
         Vista, LLC in the amount of $7,700,000.00. (14)

10.160 Mortgage Note dated as of April 16, 2002, issued by Southside Mall, LLC in the amount of seven million six hundred thirty seven thousand five hundred dollars ($7,637,500.00). (15)

10.161   Mortgage, Assignment of Rents and Security Agreement by Southside Mall,
         LLC to Bank One, NA dated as of April 16, 2002. (15)

10.162   Combined Fee and Leasehold Mortgage, Security Agreement, Financing
         Statement, Fixture Filing and Assignment of Leases, Rents and Security
         Deposits by N.J. MetroMall Urban Renewal, Inc. and Glimcher Jersey
         Gardens, LLC to German American Capital Corporation dated as of May 31,
         2002. (15)

10.163   Note dated as of May 31, 2002 issued by Glimcher Jersey Gardens, LLC in the amount of one hundred thirty five million dollars ($135,000,000.00)
         (15)

10.164   Mezzanine Promissory Note dated as of May 31, 2002, issued by DB Realty
         Mezzanine Investment Fund II, LLC in the amount of thirty million dollars ($30,000,000.00). (15)

10.165   Severance Benefits Agreement dated June 18, 2002 by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and John P.
         Hoeller. (15)

10.166   Severance Benefits Agreement dated June 26, 2002, by and among Glimcher
         Realty Trust, Glimcher Properties Limited Partnership and Thomas J.
         Drought, Jr. (15)

10.167 First Amendment to and Amendment and Restatement of Loan Agreements and other Loan Documents among Glimcher Properties Limited Partnership and
         New Boston Mall, LLC and Lehman Brothers Bank, FSB of certain Loan
         Documents dated as of July 15, 2002. (16)

10.168   Modification Agreement by Morningside Plaza, LLC and Lehman Brothers
         Bank, FSB in the amount of two million six hundred fifty thousand dollars ($2,650,000.00) dated as of July 15, 2002. (16)

10.169   Guaranty of payment by Glimcher Properties Limited Partnership,
         Glimcher Properties Corporation and Glimcher Development Corporation in favor of Lehman Brothers Bank, FSB dated July 15, 2002. (16)

10.170   Modification Agreement by Shady Springs Plaza, LLC and Lehman Brothers
         Bank, FSB of certain Loan Documents in the amount of two million nine hundred eight five thousand dollars ($2,985,000.00) dated as of July
         15, 2002. (16)

10.171   Mortgage note dated as of October 30, 2002 issued by Glimcher
         Properties Limited Partnership in the amount of fifteen million one hundred ninety thousand dollars ($15,190,000.00). (17)

10.172   Mortgage, Assignment of Rents and Security Agreement by Glimcher
         Properties Limited Partnership to Bank One, NA dated as of October 30,
         2002. (17)

10.173   Open-Ended Mortgage, Assignment of Rents and Security Agreement by
         Glimcher Properties Limited Partnership to Bank One, NA dated as of
         October 30, 2002. (17)

10.174   Deed of Trust, Assignment of Rents and Security Agreement by Glimcher
         Properties Limited Partnership to Bank One, NA dated as of October 30,
         2002. (17)

10.175   Mortgage, Assignment of Rents and Security Agreement by Glimcher
         Properties Limited Partnership by Bank One, NA dated as of October 30,
         2002. (17)

10.176   Mortgage Note dated as of February 21, 2003 issued by Glimcher
         Properties Limited Partnership in the amount of five million dollars
         ($5,000,000.00). (18)

10.177   Mortgage, Assignment of Rents Security Agreement and Fixture filing by
         Glimcher Properties Limited Partnership to Bank One, NA dated as of
         February 21, 2003. (18)

10.178   Severance Benefits Agreement dated December 31, 2002 by and among
         Glimcher Realty Trust, Glimcher Properties Limited Partnership and
         Melinda A. Janik. (19)

10.179 Note dated June 30,2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (19)

10.180 Note dated June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (19)

10.181   Purchase and Sale Agreement and Escrow Instructions, dated as of June
         30, 2003, between American Freeholds, a Nevada general partnership, and Glimcher Properties Limited Partnership, a Delaware limited partnership relating to WestShore Plaza Mall. (20)

10.182 Second Amendment to WestShore Plaza Mall Purchase and Sales Agreement and Escrow Instructions, dated as of August 26, 2003, between American
         Freeholds, a Nevada general partnership, and Glimcher Properties
         Limited Partnership, a Delaware limited partnership, relating to WestShore Plaza Mall. (20)

10.183 Membership Interest Purchase Agreement, dated as of June 20, 2003, between HIG Mall, LLC, a Florida limited liability company, and Glimcher Properties Limited Partnership, a Delaware limited partnership, relating to Eastland Mall. (20)

10.184   Promissory Note A1 dated as of August 27, 2003, issued by Glimcher
         Westshore, LLC in the amount of sixty six million dollars
         ($66,000,000). (20)

10.185   Promissory Note A2 dated as of August 27, 2003, issued by Glimcher
         Westshore, LLC in the amount of thirty four million dollars
         ($34,000,000). (20)

10.186   Mortgage, Assignment of Leases and Rents and Security Agreement by
         Glimcher Westshore, LLC to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003. (20)

10.187   Guarantee by Glimcher Properties Limited Partnership to Morgan Stanley
         Mortgage Capital, Inc. dated as of August 27, 2003, relating to
         WestShore Plaza Mall. (20)

10.188   Note dated as of August 11, 1998 issued by Eastland Mall Limited
         Partnership to The Capital Company of America, LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225). (20)

10.189   Deed of Trust, Assignment of Leases and Rents, Security Agreement and
         Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited
         Partnership to M. Jay Devaney, as Trustee, for the benefit of The
         Capital Company of America, LLC. (20)

10.190   Promissory Note dated as of October 1, 1997, issued by Catalina
         Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall. (20)

10.191   Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents,
         Security Agreement and Fixture Filing dated as of October 1, 1997 by
         Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall. (20)

10.192   Credit Agreement, dated as of October 17, 2003, by and among GPLP,
         KeyNank National Association, as administrative agent and lead arranger, and the several lenders thereto. (21)

10.193 Credit Agreement (Acquisition), dated as of October 17, 2003, by and among GPLP, KeyBank National Association, as administrative agent and lead arranger, and the several lenders thereto. (21)

10.194 Guaranty From Parent Entities, dated October 17, 2003, by GRT and GPLP to KeyBank National Association, relating to the Credit Facility. (21)

10.195 Subsidiary Guaranty, dated October 17, 2003, by New Boston Mall, LLC and Glimcher Northtown Venture, LLC to KeyBank National Association, relating to the Credit Facility. (21)

10.196   Open End Mortgage Assignment of Rents, Security Agreement and Fixture
         Filing, dated October 17, 2003, between GPLP and KeyBank National
         Association, relating to the mortgage on Chillicothe, Ohio for the Credit Facility. (21)

10.197   Open End Mortgage Assignment of Rents, Security Agreement and Fixture
         Filing, dated October 17, 2003, between GPLP and KeyBank National
         Association, relating to the mortgage Indian Mound Mall in Heath, Ohio for the Credit Facility. (21)

10.198   Open End Mortgage Assignment of Rents, Security Agreement and Fixture
         Filing, dated October 17, 2003, between GPLP and KeyBank National
         Association, relating to a mortgage on New Towne Mall, in New
         Philadelphia, Ohio for the Credit Facility. (21)

10.199   Open End Mortgage Assignment of Rents, Security Agreement and Fixture
         Filing, dated October 17, 2003, between GPLP and KeyBank National
         Association, relating to a mortgage on New Boston Mall in Portsmouth, Ohio for the Credit Facility. (21)

10.200 Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between GPLP and KeyBank National Association, relating to the mortgage on Clarksville Plaza in Clarksville, Indiana for the Credit Facility. (21)

10.201 Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between GPLP and KeyBank National Association, relating to the mortgage on Logan Place in Russelville, Kentucky for the Credit Facility. (21)

10.202 Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between GPLP and KeyBank National Association, relating to the mortgage on Prestonburg Village in Prestonburg, Kentucky for the Credit Facility. (21)

10.203   Mortgage, dated October 17, 2003, between GPLP and KeyBank National
         Association, relating to the mortgage on Gratiot Center in Saginaw, Michigan for the Credit Facility. (21)

10.204   Deed of Trust, Assignment of Rents, Security Agreement and Fixture
         Filing, dated October 17, 2003, by GPLP to Chicago Title Insurance
         Company, as Trustee for the benefit of KeyBank National Association relating to Sycamore Square in Ashland City, Tennessee and Liberty
         Plaza in Morristown, Tennessee for the Credit Facility. (21)

10.205 Amended and Restated Mortgage, Security Agreement, Absolute Assignment of Leases and Rents and Fixture Filing, dated October 17, 2003, between
         Glimcher Northtown Venture, LLC and KeyBank National Association for the Credit Facility. (21)

10.206 Future Advance Deed of Trust Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, by GPLP to Chicago Title
         Insurance Company as Trustee for the benefit of KeyBank National
         Association, relating to Walnut Cove Shopping Center in Walnut Cove,
         North Carolina for the Credit Facility. (21)

10.207   Credit Line Deed of Trust, Assignment of Rents, Security Agreement and
         Fixture Filing, dated October 17, 2003, between GPLP and KeyBank
         National Association, relating to Twin County Plaza in Galax, Virginia for the Credit Facility. (21)

10.208   Credit Line Deed of Trust, Assignment of Rents, Security Agreement and
         Fixture Filing, dated October 17, 2003, made by GPLP to Molly Baber
         Frick as Trustee for the benefit of KeyBank National Association, relating to Pea Ridge Plaza in Huntington, West Virginia for the Credit
         Facility. (21)

10.209   Promissory Note A1, dated October 17, 2003, between MFC Beavercreek,
         LLC and KeyBank National Association, relating to the Mall at Fairfield
         Commons in Beavercreek, Ohio. (21)

10.210   Promissory Note A2, dated October 17, 2003, between MFC Beavercreek,
         LLC and KeyBank National Association, relating to the Mall at Fairfield
         Commons in Beavercreek, Ohio. (21)

10.211 Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek,
         LLC and KeyBank National Association, relating to the Mall at Fairfield
         Commons in Beavercreek, Ohio. (21)

10.212   Key Principal's Guaranty Agreement, dated October 17, 2003, between
         GPLP and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (21)

10.213   Purchase Agreement, dated October 22, 2003, between Columbus East Joint
         Venture, an Ohio general partnership, and GPLP, relating to Eastland
         Columbus. (21)

10.214   First Amendment to Purchase Agreement, dated December 15, 2003, between
         Columbus East Joint Venture, an Ohio general partnership, and GPLP, relating to Eastland Columbus. (21)

10.215   Open End Mortgage, Assignment of Rents and Security Agreement, dated
         December 22, 2003, by EM Columbus, LLC, a Delaware limited liability company, to The Huntington National Bank, relating to Eastland
         Columbus. (21)

10.216   Note, dated December 22, 2003, issued by EM Columbus, LLC, to The
         Huntington National Bank in the amount of $36,000,000, relating to the purchase of Eastland Columbus. (21)

10.217   Loan Commitment Letter, dated December 22, 2003, from The Huntington
         National Bank to EM Columbus, LLC, together with all exhibits thereto, relating to Eastland Columbus. (21)

10.218   Unconditional Guaranty of Payment and Performance, dated December 22,
         2003, by Glimcher Properties Corporation to The Huntington National
         Bank, relating to Eastland Columbus. (21)

10.219   Unconditional Guaranty of Payment and Performance, dated December 22,
         2003, by GPLP to The Huntington National Bank, relating to Eastland
         Columbus. (21)

10.220 Membership Interest Purchase Agreement, dated as of November 26, 2003, between GPLP and NPLP, relating to Polaris Towne Center. (21)

10.221 Membership Interest Purchase Agreement, dated as of November 26, 2003, by and among GPLP, NPLP and the Class A Members, relating to Polaris
         Fashion Place. (21)

21.1     Subsidiaries of the Registrant

23.1     Consent of Independent Accountants

31.1 Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company's CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)      Incorporated by reference to GRT's Registration Statement No. 33-69740.

(2) Incorporated by reference to GRT's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.

(3) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

(4) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on August 29, 2003.

(5) Incorporated by reference to GRT's Form 8-A filed with the Securities and Exchange Commission on August 22, 2003.

(6) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on November 14, 1997.

(7) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 13, 1995.

(8) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on December 31, 1997.

(9) Incorporated by reference to GRT's Annual Report Form 10-K for the Fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

(10) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.

(11) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.

(12) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.

(13) Incorporated by reference to GRT's Annual Report Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 16, 2002.

(14) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

(15) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 2002, filed with the Securities Exchange Commission on August 14, 2002.

(16) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended September 30, 2002, filed with the Securities Exchange Commission on November 13, 2002.

(17) Incorporated by reference to GRT's Annual Report Form 10-K for the period ended December 31, 2002, filed with the Securities Exchange Commission on March 21, 2003.

(18) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended March 31, 2003, filed with the Securities Exchange Commission on May 14, 2003.

(19) Incorporated by reference to GRT's Quarterly Report Form 10-Q for the period ended June 30, 2003, filed with the Securities Exchange Commission on August 12, 2003.

(20) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

(21) Incorporated by reference to GRT's Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.

(b)      Reports on Form 8-K

         1. On October 27, 2003, the Company filed a Form 8-K/A under "Item 7, amending the Form 8-K filing which reported Glimcher Properties Limited Partnership's acquisition of WestShore Plaza Mall on August 27, 2003 and filing the required financial statements and pro forma financial information required by Item 7".

         2. On October 29, 2003, the Company filed a 8-K under "Items 7 and 12, announcing the issuance of a press release reporting the Company's financial results for the fiscal quarter ended September 30, 2003".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLIMCHER REALTY TRUST

                                        /s/ Herbert Glimcher
                                        ----------------------------------------
                                        Herbert Glimcher
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                     TITLE                    DATE
/s/ Herbert Glimcher                  Chairman of the Board,      March 10, 2004
---------------------------------     Chief Executive Officer
Herbert Glimcher                   (Principal Executive Officer)
                                            and Trustee


/s/ Michael P. Glimcher               President and Trustee       March 10, 2004
---------------------------------
Michael P. Glimcher

/s/ William G. Cornely               Executive Vice President,    March 10, 2004
---------------------------------     Chief Operating Officer,
William G. Cornely                      Treasurer and Trustee

/s/ George A. Schmidt                Executive Vice President,    March 10, 2004
---------------------------------    General Counsel, Secretary
George A. Schmidt                            and Trustee

/s/ Melinda A. Janik                 Senior Vice President and    March 10, 2004
---------------------------------     Chief Financial Officer
Melinda A. Janik                     (Principal Financial and
                                        Accounting Officer)


/s/ Philip G. Barach                 Member, Board of Trustees    March 10, 2004
---------------------------------
Philip G. Barach

/s/ Oliver W. Birckhead              Member, Board of Trustees    March 10, 2004
---------------------------------
Oliver W. Birckhead

/s/ Wayne S. Doran                   Member, Board of Trustees    March 10, 2004
---------------------------------
Wayne S. Doran

/s/ Janice Page                      Member, Board of Trustees    March 10, 2004
 ---------------------------------
Janice Page

/s/ Alan R. Weiler                   Member, Board of Trustees    March 10, 2004
---------------------------------
Alan R. Weiler

/s/ Harvey A. Weinberg               Member, Board of Trustees    March 10, 2004
---------------------------------
Harvey A. Weinberg

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. Also as discussed in Note 2 to the consolidated financial statements, the Company, on January 1, 2003, adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

PricewaterhouseCoopers LLP

Columbus, OH
February 23, 2004, except for Note 20, as to which the date is February 27, 2004.

                              GLIMCHER REALTY TRUST
                           CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                     ---------------------------
                                                                                         2003           2002
                                                                                     ------------   ------------
                                     ASSETS

Investment in real estate:
     Land ........................................................................   $   258,151    $   215,758
     Buildings, improvements and equipment .......................................     1,819,472      1,565,709
     Developments in progress ....................................................        18,123         20,740
                                                                                     -----------    -----------
                                                                                       2,095,746      1,802,207
     Less accumulated depreciation ...............................................       396,739        332,124
                                                                                     -----------    -----------
        Property and equipment, net ..............................................     1,699,007      1,470,083
     Investment in unconsolidated real estate entities ...........................         8,827         23,047
                                                                                     -----------    -----------
        Investment in real estate, net ...........................................     1,707,834      1,493,130
                                                                                     -----------    -----------

Cash and cash equivalents ........................................................        11,040         11,309
Restricted cash ..................................................................        20,476         18,566
Tenant accounts receivable, net ..................................................        51,401         68,576
Deferred expenses, net ...........................................................        30,249         26,161
Prepaid and other assets .........................................................        16,423         14,691
                                                                                     -----------    -----------
                                                                                     $ 1,837,423    $ 1,632,433
                                                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable ...........................................................   $ 1,214,258    $   956,130
Notes payable ....................................................................        80,800        139,800
Accounts payable and accrued expenses ............................................        55,691         59,934
Distributions payable ............................................................        22,559         21,057
                                                                                     -----------    -----------
                                                                                       1,373,308      1,176,921
                                                                                     -----------    -----------
Commitments and contingencies

Minority interest in operating partnership .......................................        22,176         29,020
                                                                                     -----------    -----------
Shareholders' equity:
     Series B cumulative preferred shares of beneficial interest, $0.01 par value,
       5,118,000 shares issued and outstanding ...................................       127,950        127,950
     Series F cumulative preferred shares of beneficial interest, $0.01
       par value, 2,400,000 shares issued and outstanding ........................        60,000
     Common shares of beneficial interest, $0.01 par value, 35,066,112 and
       34,314,646 shares issued and outstanding as of December 31, 2003 and
       December 31, 2002, respectively ...........................................           350            343
     Additional paid-in capital ..................................................       516,694        509,401
     Distributions in excess of accumulated earnings .............................      (261,828)      (205,040)
     Accumulated other comprehensive loss ........................................        (1,227)        (6,162)
                                                                                     -----------    -----------
                                                                                         441,939        426,492
                                                                                     -----------    -----------
                                                                                     $ 1,837,423    $ 1,632,433
                                                                                     ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                      2003         2002         2001
                                                                                   ----------   ----------   ----------
Revenues:
     Minimum rents .............................................................   $ 190,340    $ 154,736    $ 144,977
     Percentage rents ..........................................................       8,148        7,069        6,574
     Tenant reimbursements .....................................................      91,655       79,820       70,963
     Other .....................................................................      26,734       26,334       25,752
                                                                                   ---------    ---------    ---------
        Total revenues .........................................................     316,877      267,959      248,266
                                                                                   ---------    ---------    ---------
Expenses:
     Real estate taxes .........................................................      34,131       28,265       25,639
     Property operating expenses ...............................................      73,431       59,767       51,139
                                                                                   ---------    ---------    ---------
                                                                                     107,562       88,032       76,778
     Provision for doubtful accounts ...........................................      17,338        6,392        6,449
     Other operating expenses ..................................................       7,840        7,779        7,980
     Write-off of development cost .............................................         854          420        3,208
     Depreciation and amortization .............................................      66,686       55,870       51,619
     General and administrative ................................................       9,998       10,285       11,175
                                                                                   ---------    ---------    ---------
        Total expenses .........................................................     210,278      168,778      157,209
                                                                                   ---------    ---------    ---------

        Operating income .......................................................     106,599       99,181       91,057

Interest income ................................................................         209          634        1,187
Interest expense ...............................................................      81,355       86,161       85,760
Equity in income of unconsolidated entities ....................................       2,143        3,079        2,040
Income before minority interest in operating partnership, discontinued
     operations, (loss) gain on sales of properties and cumulative effect of
     accounting change .........................................................      27,596       16,733        8,524
Minority interest in operating partnership .....................................         842        2,334        3,519
                                                                                   ---------    ---------    ---------
Income from continuing operations ..............................................      26,754       14,399        5,005

Discontinued operations:
     (Loss) gain on sales of properties ........................................      (3,913)      15,756
     (Loss) income from operations .............................................      (1,175)       6,099       20,421
                                                                                   ---------    ---------    ---------
Income before gain (loss) on sales of properties and cumulative
       effect of accounting change .............................................      21,666       36,254       25,426
Gain (loss) on sales of properties .............................................       2,156                      (610)
                                                                                   ---------    ---------    ---------
Income before extraordinary item and cumulative effect of accounting change ....
                                                                                      23,822       36,254       24,816
Cumulative effect of accounting change .........................................                                  (116)
                                                                                   ---------    ---------    ---------
        Net income .............................................................      23,822       36,254       24,700
Less: Preferred stock dividends ................................................      13,688       11,833       15,777
Add: Discount on redemption of preferred stock .................................                                22,440
                                                                                   ---------    ---------    ---------
        Net income available to common shareholders ............................   $  10,134    $  24,421    $  31,363
                                                                                   =========    =========    =========

EPS available to common shareholders from continuing operations ................   $    0.43    $    0.14    $    0.47
Discontinued operations, (loss) gain on sale of properties and cumulative effect
     of accounting change ......................................................   $   (0.13)   $    0.61    $    0.66
EPS (basic) ....................................................................   $    0.29    $    0.75    $    1.14

EPS available to common shareholders from continuing operations ................   $    0.42    $    0.14    $    0.47
Discontinued operations, (loss) gain on sale of properties and cumulative effect
     of accounting change ......................................................   $   (0.13)   $    0.61    $    0.65
EPS (diluted) ..................................................................   $    0.29    $    0.75    $    1.12

Cash distributions declared per common share of beneficial interest ............   $  1.9232    $  1.9232    $  1.9232
                                                                                   =========    =========    =========

Net income .....................................................................   $  23,822    $  36,254    $  24,700
Other comprehensive income (loss) on derivative instruments, net ...............       4,935          304       (6,466)
                                                                                   ---------    ---------    ---------
Comprehensive income ...........................................................   $  28,757    $  36,558    $  18,234
                                                                                   =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                              GLIMCHER REALTY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      SERIES A-1 AND D      SERIES B          SERIES F
                                                                        CONVERTIBLE        CUMULATIVE        CUMULATIVE
                                                                      PREFERRED SHARES  PREFERRED SHARES  PREFERRED SHARES
                                                                      ----------------  ----------------  ----------------
Balance, December 31, 2000 .....................................         $   90,000        $  127,950
  Distributions declared, $1.9232 per share ....................
  Distribution Reinvestment and Share Purchase Plan ............
  Exercise of stock options ....................................
  401(k) Shares issued .........................................
  OP unit conversion ...........................................
  Issuance of Shares from public offering ......................
  Preferred stock dividends declared, $2.3125 per share ........
  Redemption of preferred equity ...............................            (90,000)
  Net income ...................................................
  Other comprehensive income (loss) on derivative instruments...
  Transfer from minority interest in partnership ...............
                                                                         ----------        ----------      --------------
Balance, December 31, 2001                                                                    127,950

  Distributions declared, $1.9232 per share ....................
  Distribution Reinvestment and Share Purchase Plan ............
  Exercise of stock options ....................................
  OP unit conversion ...........................................
  Issuance of Shares from public offering ......................
  Preferred stock dividends declared, $2.3125 per share ........
  Net income ...................................................
  Other comprehensive income (loss) on derivative instruments...
  Transfer to minority interest in partnership .................
                                                                         ----------        ----------      --------------
Balance, December 31, 2002 .....................................                              127,950
  Distributions declared, $1.9232 per share ....................
  Distribution Reinvestment and Share Purchase Plan ............
  Exercise of stock options ....................................
  OP unit conversion ...........................................
  Issuance of Shares from public offering ......................                                           $       60,000
  Preferred stock dividends declared
    At $2.3125 per share .......................................
    At $0.7717 per share .......................................
  Net income ...................................................
  Other comprehensive income (loss) on derivative instruments...
  Other stock offering cost ....................................
  Transfer to minority interest in partnership .................
                                                                         ----------        ----------      --------------
Balance, December 31, 2003 .....................................         $        0        $  127,950      $       60,000
                                                                         ==========        ==========      ==============

                                                                    COMMON SHARES OF               DISTRIBUTIONS
                                                                  BENEFICIAL INTEREST  ADDITIONAL  IN EXCESS OF
                                                                  -------------------   PAID-IN     ACCUMULATED
                                                                    SHARES    AMOUNT    CAPITAL      EARNINGS
                                                                  ----------  -------  ----------  -------------
Balance, December 31, 2000 .................................      23,821,652   $ 238   $ 355,430   $   (143,671)
  Distributions declared, $1.9232 per share ................                                            (54,648)
  Distribution Reinvestment and Share Purchase Plan ........          34,201                 525
  Exercise of stock options ................................         265,070       3       4,760
  401(k) Shares issued .....................................          11,646                 208
  OP unit conversion .......................................          35,662       1         667
  Issuance of Shares from public offering ..................       5,925,000      59      83,649
  Preferred stock dividends declared, $2.3125 per share ....                                            (15,777)
  Redemption of preferred equity ...........................                                             22,440
  Net income ...............................................                                             24,700
  Other comprehensive income (loss) on derivative
     instruments ...........................................
  Transfer from minority interest in partnership ...........                              (3,543)
                                                                  ----------   -----   ---------   ------------
Balance, December 31, 2001                                        30,093,231     301     441,696       (166,956)

  Distributions declared, $1.9232 per share ................                                            (62,505)
  Distribution Reinvestment and Share Purchase Plan ........          29,571                 539
  Exercise of stock options ................................         602,467       6       8,749
  OP unit conversion .......................................         139,377       1       2,497
  Issuance of Shares from public offering ..................       3,450,000      35      58,198
  Preferred stock dividends declared, $2.3125 per share ....                                            (11,833)
  Net income ...............................................                                             36,254
  Other comprehensive income (loss) on derivative
     instruments ...........................................
  Transfer to minority interest in partnership .............                              (2,278)
                                                                  ----------   -----   ---------   ------------
Balance, December 31, 2002 .................................      34,314,646     343     509,401       (205,040)

  Distributions declared, $1.9232 per share ................                                            (66,923)
  Distribution Reinvestment and Share Purchase Plan ........          27,709                 560
  Exercise of stock options ................................         413,532       4       6,833
  OP unit conversion .......................................         310,225       3       6,701
  Issuance of Shares from public offering ..................                              (2,451)
  Preferred stock dividends declared
    At $2.3125 per share ...................................                                            (11,833)
    At $0.7717 per share ...................................                                             (1,854)
  Net income ...............................................                                             23,822
  Other comprehensive income (loss) on derivative
     instruments ...........................................
  Other stock offering cost ................................                                  62
  Transfer to minority interest in partnership .............                              (4,412)
                                                                  ----------   -----   ---------   ------------
Balance, December 31, 2003 .................................      35,066,112   $ 350   $ 516,694   $   (261,828)
                                                                  ==========   =====   =========   ============
                                                                  ACCUMULATED OTHER
                                                                    COMPREHENSIVE
                                                                    INCOME/(LOSS)      TOTAL
                                                                  -----------------  ---------
Balance, December 31, 2000 .................................                         $429,947
  Distributions declared, $1.9232 per share ................                          (54,648)
  Distribution Reinvestment and Share Purchase Plan ........                              525
  Exercise of stock options ................................                            4,763
  401(k) Shares issued .....................................                              208
  OP unit conversion .......................................                              668
  Issuance of Shares from public offering ..................                           83,708
  Preferred stock dividends declared, $2.3125 per share ....                          (15,777)
  Redemption of preferred equity ...........................                          (67,560)
  Net income ...............................................                           24,700
  Other comprehensive income (loss) on derivative
     instruments ...........................................        $     (6,466)      (6,466)
  Transfer from minority interest in partnership ...........                           (3,543)
                                                                    ------------     --------
Balance, December 31, 2001                                                (6,466)     396,525

  Distributions declared, $1.9232 per share ................                          (62,505)
  Distribution Reinvestment and Share Purchase Plan ........                              539
  Exercise of stock options ................................                            8,755
  OP unit conversion .......................................                            2,498
  Issuance of Shares from public offering ..................                           58,233
  Preferred stock dividends declared, $2.3125 per share ....                          (11,833)
  Net income ...............................................                           36,254
  Other comprehensive income (loss) on derivative
     instruments ...........................................                 304          304
  Transfer to minority interest in partnership .............                           (2,278)
                                                                    -------------    --------
Balance, December 31, 2002 .................................              (6,162)      426,492

  Distributions declared, $1.9232 per share ................                          (66,923)
  Distribution Reinvestment and Share Purchase Plan ........                              560
  Exercise of stock options ................................                            6,837
  OP unit conversion .......................................                            6,704
  Issuance of Shares from public offering ..................                           57,549
  Preferred stock dividends declared
    At $2.3125 per share ...................................                          (11,833)
    At $0.7717 per share ...................................                           (1,854)
  Net income ...............................................                           23,822
  Other comprehensive income (loss) on derivative
     instruments ...........................................               4,935        4,935
  Other stock offering cost ................................                               62
  Transfer to minority interest in partnership .............                           (4,412)
                                                                    ------------     --------
Balance, December 31, 2003 .................................        $     (1,227)    $441,939
                                                                    ============     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GLIMCHER REALTY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------
                                                                                      2003         2002         2001
                                                                                   ----------   ----------   ----------
Cash flows from operating activities:
  Net income ...................................................................   $  23,822    $  36,254    $  24,700
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Provision for doubtful accounts ..........................................      18,689        6,601        7,047
      Depreciation and amortization ............................................      66,988       61,570       60,230
      Loan fee amortization ....................................................       3,978        5,365        4,784
      Equity in income of unconsolidated entities ..............................      (2,143)      (3,079)      (2,044)
      Capitalized development costs charged to expense .........................       1,051        2,883        5,670
      Minority interest in operating partnership ...............................         842        2,334        3,519
      Cumulative effect of accounting change ...................................                                   116
      Loss (gain) on sales of properties from discontinued
       operations ..............................................................       3,913      (15,756)
      Loss (gain) on sales of properties .......................................      (3,278)                      610
Net changes in operating assets and liabilities:
      Tenant accounts receivable, net ..........................................        (153)     (13,313)     (15,162)
      Prepaid and other assets .................................................      (2,562)      (4,397)       1,803
      Accounts payable and accrued expenses ....................................     (10,550)     (10,862)      10,392
                                                                                   ---------    ---------    ---------

                Net cash provided by operating activities ......................     100,597       67,600      101,665
                                                                                   ---------    ---------    ---------
Cash flows from investing activities:
  Acquisitions and additions to investment in real estate ......................    (218,875)     (53,129)     (37,558)
  Proceeds from (investment in) unconsolidated entities ........................       4,382          786       (1,648)
  Proceeds from sales of properties - operating ................................       8,377                    35,799
  Proceeds from sales of properties - discontinued operations ..................      18,093      196,326
  (Payments to) withdrawals from restricted cash ...............................      (1,256)      43,371      (38,183)
  Additions to deferred expenses ...............................................     (10,950)     (11,657)     (16,292)
                                                                                   ---------    ---------    ---------
                Net cash (used in) provided by investing activities ............    (200,229)     175,697      (57,882)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
  (Payments to) proceeds from revolving line of credit, net ....................     (59,000)     (23,200)        (400)
  Proceeds from issuance of mortgages and notes payable ........................     383,000      216,503      387,362
  Principal payments on mortgages and notes payable ............................    (205,309)    (426,470)    (372,687)
  Loss on early extinguishment of debt .........................................         825        3,212        1,099
  Proceeds from issuance of common shares of beneficial
       interest, net of underwriting and other offering costs of
       $184 and $723 for 2002 and 2001, respectively ...........................                   58,233       83,708
  Proceeds from issuance of Preferred Stock - Series F, net of
       underwriting and other offering costs of $2,451 .........................      57,549
  Redemption of preferred shares ...............................................                               (67,560)
  Net proceeds from other issuance of shares ...................................       7,397        9,294        4,283
  Cash distributions ...........................................................     (85,099)     (78,269)     (76,293)
                                                                                   ---------    ---------    ---------
                Net cash provided by (used in) financing activities ............      99,363     (240,697)     (40,488)
                                                                                   ---------    ---------    ---------

Net change in cash and cash equivalents ........................................        (269)       2,600        3,295

Cash and cash equivalents, at beginning of period ..............................      11,309        8,709        5,414
                                                                                   ---------    ---------    ---------
Cash and cash equivalents, at end of period ....................................   $  11,040    $  11,309    $   8,709
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

                              GLIMCHER REALTY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION AND BASIS OF PRESENTATION

Organization

         Glimcher Realty Trust (the "Company" or "GRT") is a fully-integrated, self-administered and self-managed Maryland real estate investment trust ("REIT"), which owns, leases, manages and develops a portfolio of retail properties (the "Property" or "Properties") consisting of regional malls ("Malls") and community shopping centers (including single tenant retail properties) ("Community Centers"). At December 31, 2003, the Company managed and leased a total of 70 Properties, of which 68 were wholly owned and two of which were partially owned in joint ventures, consisting of 25 Malls and 45 Community Centers.

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of: (a) Glimcher Realty Trust (the "Company" or "GRT"); (b) Glimcher Properties Limited Partnership (the "Operating Partnership" or "GPLP") (92.2% and 91.3% owned by GRT at December 31, 2003 and December 31, 2002, respectively), of which Glimcher Properties Corporation ("GPC"), a Delaware corporation and a wholly owned subsidiary of GRT, is the sole general partner; (c) eight Delaware limited partnerships (Colonial Park Mall Limited Partnership, Grand Central Limited Partnership, Glimcher University Mall Limited Partnership, Montgomery Mall Associates Limited Partnership, Catalina Partners Limited Partnership (wholly owned by Colonial Park Mall Limited Partnership), Loyal Plaza Venture Limited Partnership, Glimcher Loyal Plaza Tenant Limited Partnership, and San Mall Limited Partnership); (d) twenty-seven Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, LC Portland, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Glimcher Westpark Plaza, LLC, Morningside Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Linden Corners, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, Fairfield Village, LLC, Great Plains MetroMall, LLC (owned 54% by Olathe Mall, LLC), GB Northtown, LLC, Charlotte Eastland Mall, LLC, Glimcher WestShore, LLC, Jersey Gardens Center, LLC, Glimcher Jersey Gardens, LLC (wholly owned by JG Mezzanine, LLC), MFC Beavercreek, LLC and EM Ohio, LLC); (e) one Colorado limited liability company (Olathe Mall, LLC); (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership); (g) seventeen Delaware corporations, (Glimcher Grand Central, Inc., Glimcher Morgantown Mall, Inc., Glimcher Tampa, Inc., Glimcher Weberstown, Inc., Glimcher Blaine, Inc., Glimcher Montgomery, Inc., GP Olathe, Inc., GP Metromall, Inc., Glimcher Johnson City, Inc., Glimcher Mount Vernon, Inc., Glimcher Auburn, Inc., Glimcher Dayton Mall, Inc., Glimcher Colonial Park Mall, Inc., Glimcher Loyal Plaza, Inc., Glimcher Loyal Plaza Tenant, Inc., San Mall Corporation and Glimcher Eastland,
Inc); (h) two New Jersey Corporations, (Glimcher JG Urban Renewal, Inc. and N.J. Metromall Urban Renewal, Inc. (wholly owned by JG Mezzanine, LLC)), and (i) two Delaware business trusts (Glimcher Colonial Trust and Colonial Park Trust (wholly owned by Colonial Park Mall Limited Partnership)) . All of the above entities, except as otherwise noted, are wholly owned by GRT, GPLP and/or GPC. In 2003, the Company held percentage ownership interests in the consolidated entities ranging from 92.2% to 100.0%. GRT and the Operating Partnership have investments in two joint ventures which are accounted for under the equity method. The Operating Partnership is (i) a 49.0% member in Polaris Center, LLC, a Delaware limited liability company, whose managing member, Glimcher PTC, Inc., a Delaware corporation that is wholly owned by GRT, is a 1.0% member and (ii) a 39.29% member in Polaris Mall, LLC, which owns 100% of PFP Columbus, LLC, both Delaware limited liability companies. Glimcher Development Corporation ("GDC") and its 100% owned subsidiaries, Ohio Entertainment Corporation ("OEC") and Trans State Development, Inc., all Delaware corporations, are 100.0% owned by the Operating Partnership. GDC is a 99% member in Trans State Development, LLC, a Delaware limited liability company, whose managing member is Trans State Development, Inc., a 1% member. GDC provides development, construction, leasing and legal services to the Company, ventures in which the Company has an ownership interest and to third parties.

         The consolidated financial statements of the Company include the accounts of the Company and the operating partnership for the entities in the method described in the preceding paragraph. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company's consolidated financial statements as "Investments in unconsolidated real estate entities". All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $22,901 and $21,938 at December 31, 2003 and 2002, respectively. Percentage rents, which are based on tenants' sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants' leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of fee income which relates to property management services and is recognized in the period in which the service is performed, temporary tenant revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

Tenant Accounts Receivable

         The allowance for doubtful accounts reflects the Company's estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company's policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such provision, the Company considers a tenant's creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company's historical experience. The Company also analyzes the balance of its accounts receivable based on estimates for real estate taxes, common area maintenance and insurance for each of its Properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on this analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $7,972 and $6,253 as of December 31, 2003 and 2002, respectively.

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

         Depreciation expense is computed using the straight-line method and estimated useful lives for buildings and improvements of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Maintenance and repairs are charged to expense as incurred.

         Effective January 1, 2002, management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured. Management's assessment of recoverability of its real estate assets under this statement includes, but is not limited to, recent operating results, expected net operating cash flow and management's plans for future operations.

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

Accounting for Acquisitions

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers.

         In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values of $5,931 and the capitalized below-market lease values of $13,189 are presented in accounts payable and accrued expenses as a net liability of $7,258 for the acquisitions through December 31, 2003 in the accompanying consolidated balance sheet and are amortized as a net increase to rental income over the initial term.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is determined by evaluating the following factors. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. No such amount has been recorded.

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

                                               2003         2002         2001
                                            ----------   ----------   ----------
Net income available to common
    shareholders:
  As reported ...........................   $   10,134   $   24,421   $   31,363
  Pro forma .............................   $   10,076   $   24,346   $   31,245

Stock Compensation Expense:
  Recorded in reported net income for
    awards after January 1, 2003 .........  $       47   $        0   $        0
  Included in Pro forma for awards
    before January 1, 2003 .............    $       58   $       75   $      118

Earnings per share (basic):
  As reported ..........................    $     0.29   $     0.75   $     1.14
  Pro forma ............................    $     0.29   $     0.75   $     1.13

Earnings per share (diluted):
  As reported ..........................    $     0.29   $     0.75   $     1.12
  Pro forma ............................    $     0.29   $     0.75   $     1.12

Cash and Cash Equivalents

         For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2003 and 2002, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Deferred Expenses

         Deferred expenses consist principally of financing fees, leasing commissions paid to third parties and direct costs related to leasing activities. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $21,127 and $16,577 as of December 31, 2003 and 2002, respectively. During 2003, 2002 and 2001, the Company expensed $826, $2,260 and $1,299, respectively, of unamortized financing fees in connection with the early retirement of debt. Such amounts have been reported as interest expense in the accompanying financial statements. In addition, in 2002 the Company expensed $952 of unamortized financing fees in connection with the early retirement of debt from discontinued operations and recorded a $8,115 prepayment penalty as interest expense in discontinued operations.

Derivative Instruments and Hedging Activities

         The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders' equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

         For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffectiveness and is recognized in other income/other expense during the period of change. Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized/accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method. Should the hedged item be sold, mature or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument's change in fair value from that point forward will be recorded in other income or other expense.

Interest Costs

                                       YEAR ENDED DECEMBER 31,
                                     ---------------------------
                                      2003      2002      2001
                                     -------   -------   -------
Interest capitalized ..........      $   698   $   900   $ 4,128
Interest expense ..............       76,550    78,547    79,053
Amortization of loan fees......        4,805     7,614     6,707
                                     -------   -------   -------
Total interest costs ..........      $82,053   $87,061   $89,888
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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Advertising Costs

         The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $2,106, $1,164 and $1,807 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes

         GRT files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to qualify as a REIT, GRT is required to distribute at least 90.0% of its ordinary taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements and maintain its REIT status. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

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

Minority Interest

         Minority interest represents the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the "Unit Holders"). Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Unit Holders by the total Operating Partnership Units outstanding. The issuance of additional shares of beneficial interest (the Common "Shares" or "Share") or Operating Partnership Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

         Accounts payable of $3,020, $3,615 and $3,527 were accrued for real estate improvements and other assets as of December 31, 2003, 2002 and 2001, respectively. During the fourth quarter of 2002, the Company issued 195,149 new Operating Partnership units with a value of $3,176 in connection with the San Mall, LLC transaction. Also, during the third quarter of 2001, the Company issued 260,583 new Operating Partnership units with a value of $4,000 in connection with the Polaris Mall, LLC transaction.

         Share distributions of $16,860, $16,498 and $14,469 and Operating Partnership distributions of $1,427, $1,577 and $1,534 had been declared but not paid as of December 31, 2003, 2002 and 2001, respectively. Series B cumulative preferred share distributions of $2,959, $2,959 and $2,959 had been declared but not paid as of December 31, 2003, 2002 and 2001, respectively. Series F cumulative preferred share distributions of $1,313 had been declared but not paid as of December 31, 2003. Amounts paid for interest, exclusive of capitalized interest, were $76,520, $83,746 and $88,479 in 2003, 2002 and 2001, respectively. Amounts paid for state and local taxes were $765, $660 and $640 in 2003, 2002 and 2001, respectively.

         As a result of the Company's acquisitions of joint venture interest not previously owned, $80,439, $156,682 and $162,990 of debt was assumed for the years ending December 31, 2003, 2002 and 2001, respectively.

         Accounts receivable balances have been written off against the allowance for doubtful accounts for $15,619, $3,555 and $4,378 for the years ending December 31, 2003, 2002 and 2001, respectively.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

New Accounting Pronouncements

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 57 and No. 107 and rescission FIN 34)". FIN 45 clarifies the requirements of SFAS No. 5 relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees, and requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The recognition provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. There was no material impact on the Company's financial position as a result of this new pronouncement at December 31, 2003.

         Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation", and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", prospectively to all awards granted, modified or settled on or after January 1, 2003.

         Effective January 1, 2003, the Company adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", a standard that addresses the classification of gains or losses from early extinguishment of debt. Prior to the adoption of SFAS No. 145, the Company reported losses from the early extinguishment of debt as extraordinary items. During the twelve months ended December 31, 2002, the Company recorded $2,260 in extraordinary items from operations and $9,067 in extraordinary items from discontinued operations that resulted from the early extinguishment of debt. In 2003, these charges were reclassified to interest expense and income from discontinued operations, respectively, to comply with SFAS No. 145. These reclassifications had no impact on reported net income.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interests Entities - an Interpretation of ARB No. 51." The effective date of the interpretation has been postponed by FASB Staff Position No. FIN 46-6 and will be effective the first interim or annual reporting period ending after March 15, 2004. The interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. The potential impact of FIN 46 has been evaluated regarding potential impact to the Company's joint venture interests. Based upon the analysis, the Company does not anticipate that FIN 46 will have an impact on the Company's financial position or results of operations.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial position as a result of this new pronouncement at December 31, 2003.

Reclassifications

         Certain reclassifications of prior period amounts, including the presentation of the statements of operations required by SFAS No. 144, have been made in the financial statements to conform to the 2003 presentation.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.       MORTGAGE NOTES PAYABLE

                                                                                       PAYMENT
                                                                                        TERMS/
                                        CARRYING AMOUNT OF      INTEREST    INTEREST  PREPAYMENT  PAYMENT AT    MATURITY
            DESCRIPTION               MORTGAGE NOTES PAYABLE      RATE        TERMS      DATE      MATURITY       DATE
            -----------               ----------------------  ------------  --------  ----------  ----------  -------------
                                         2003         2002     2003   2002
                                      -----------  ---------  -----  -----
FIXED RATE
   Glimcher Jersey Gardens, LLC       $   135,000  $ 135,000  4.31%  4.31%                (a)     $  135,000   June 9, 2004
   JG Mezzanine, LLC                       28,141     29,517 10.53% 10.53%                (b)     $   27,986   June 9, 2004
   Montgomery Mall Associates, LP          44,909     45,526  6.79%  6.79%                (b)     $   43,843       (d)
   Weberstown Mall, LLC                    19,617     19,839  7.43%  7.43%                (b)     $   19,033   May 1, 2006
   San Mall, LP                            34,402     34,793  8.35%  8.35%                (b)     $   32,623       (e)
   Colonial Park Mall, LP                  33,899             7.73%                       (b)     $   32,033       (e)
   Charlotte Eastland Mall, LLC            45,974             7.84%                       (b)     $   42,323       (f)
   Morgantown Mall Associates, LP          55,005     55,742  6.89%  6.89%                (b)     $   50,823       (f)
   Grand Central, LP                       49,921     50,530  7.18%  7.18%                (b)     $   46,065   Feb. 1, 2009
   Johnson City Venture, LLC               39,957     40,288  8.37%  8.37%                (b)     $   36,981   June 1, 2010
   Ashland Venture, LLC                    26,196     26,596  7.25%  7.25%                (b)     $   21,817   Nov. 1, 2011
   Dayton Mall Venture, LLC                58,171     58,819  8.27%  8.27%                (b)     $   49,824       (g)
   Glimcher WestShore, LLC                 99,658             5.09%                       (b)     $   84,824   Sep. 9, 2012
   University Mall, LP                     66,158     67,203  7.09%  7.09%                (b)     $   52,524       (h)
   LC Portland, LLC                       139,120             5.42%                       (b)     $  116,922       (i)
   MFC Beavercreek, LLC                   113,874             5.45%                       (b)     $   92,762       (j)
   Glimcher SuperMall Venture, LLC         61,804     62,462  7.54%  7.54%                (b)     $   49,969       (k)
   Other Fixed Rate Debt                   18,636     18,965   (l)    (l)                 (b)     $   17,173       (m)
   Tax Exempt Bonds                        19,000     19,000  6.00%  6.00%                (c)     $   19,000   Nov. 1, 2028
                                      -----------  ---------
                                        1,089,442    664,280
                                      -----------  ---------
VARIABLE RATE
   Great Plains Metro Mall, LLC            25,000     25,000  5.05%  3.30%      (n)       (b)     $   25,000   July 9, 2004
   Olathe Mall, LLC                        17,000     17,000  9.17%  7.42%      (o)       (a)     $   17,000       (p)
   Glimcher River Valley Mall , LLC        38,000     38,000  5.00%  5.00%      (q)       (a)     $   38,000  Dec. 31, 2004
   EM Ohio, LLC                            24,000             3.15%             (r)       (a)     $   24,000   Jan. 1, 2007
   Other Variable Rate Debt                20,816     16,039   (s)    (s)       (s)     (a)(b)    $   20,463       (t)
                                      -----------  ---------
                                          124,816     96,039
                                      -----------  ---------

EXTINGUISHED DEBT                                    195,811          (u)
                                      -----------  ---------
TOTAL MORTGAGE NOTES PAYABLE          $ 1,214,258  $ 956,130
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

(j) The loan matures in November 2033, with an optional prepayment date in 2014.

(k) The loan matures in February 2028, with an optional prepayment date in 2015.

(l) Interest rates ranging from 6.78% to 7.49% at December 31, 2003 and at December 31, 2002.

(m)  Final maturity dates ranging from February 2007 to August 2011.

(n) Interest rate of LIBOR (capped by a derivative at 4.00%) plus 388 basis points until maturity.

(o) Interest rate of LIBOR (capped by a derivative at 4.00%) plus 800 basis points until maturity.

(p)  On February 9, 2004, $17,000 of the principal balance was repaid.

(q)  Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.

(r)  Interest rate of LIBOR plus 200 basis points.

(s) Interest rates ranging from LIBOR plus 195 to 250 basis points (3.09% to 3.69% at December 31, 2003 and 3.38% to 4.00% at December 31, 2002).

(t)  Final maturity dates ranging from May 2004 to August 2005.

(u)  Interest rates ranging from 3.33% to 7.49% at December 31, 2002.

         All mortgage notes payable are collateralized by certain Properties owned by the respective entities with an aggregate net book value of $1,493,456 and $1,202,975 at December 31, 2003 and December 31, 2002, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. In general, the cross-defaulted Properties are under common ownership. Additionally, $30,000 of mortgage notes payable relating to a Property has been guaranteed by the Company.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2003, are as follows:
2004 $263,113; 2005 $69,603; 2006 $136,906; 2007 $84,459; 2008 $114,249;
thereafter $626,728.

4.       NOTES PAYABLE

         On October 17, 2003, the Company entered into a new Credit Facility that provides the Company with the ability to borrow up to $150.0 million. This Credit Facility expires October 16, 2006 and replaced the former line of credit, which was scheduled to mature on January 31, 2004. The new Credit Facility is collateralized with first mortgage liens on three Malls and eleven Community Centers with a net book value of $136,368 at December 31, 2003. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% per annum to LIBOR plus 1.70% per annum, depending on the Company's ratio of debt to asset value. The Credit Facility currently bears interest at a rate of LIBOR plus 1.50% per annum. Payments due under the Credit Facility are guaranteed by the Company.

         The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. The Company's most restrictive covenant is the total debt to asset value leverage ratio which limits the Company's outstanding debt to 65% of its total asset value. At December 31, 2003, the outstanding balance on the Credit Facility was $80.8 million. Additionally, $4.2 million represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility. As of December 31, 2003, the unused balance of the Credit Facility available to the Company was $65.0 million.

5.       INCOME TAXES

         The following table reconciles the Company's net income to taxable income for the years ended December 31, 2003, 2002 and 2001:

                                                  2003        2002        2001
                                               ---------   ---------   ---------
Net income ................................   $ 23,822    $ 36,254    $ 24,700
  Add: Net loss of taxable REIT
       subsidiaries .......................      1,738       2,211       3,296
                                              --------    --------    --------
Net income from REIT operations (1) .......     25,560      38,465      27,996
  Add: Book depreciation and amortization .     61,189      60,926      54,116
  Less: Tax depreciation and amortization .    (51,454)    (49,976)    (43,256)
  Book loss/(gain) from capital
    transactions ..........................      1,612      (6,154)       (827)
  Tax (loss)/gain from capital
    transactions ..........................     (1,602)      2,483      (1,445)
  Other book/tax differences, net .........     (8,096)     (2,535)     16,129
                                              --------    --------    --------
Taxable income before adjustments .........     27,209      43,209      52,713
  Less: Capital gains .....................          -     (21,400)     (3,685)
                                              --------    --------    --------
Adjusted taxable income subject to 90%
  dividend requirement ....................   $ 27,209    $ 21,809    $ 49,028
                                              ========    ========    ========

(1) All adjustments to "Net income from REIT operations" are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between cash dividends paid and dividends paid deduction:

         The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2003, 2002 and 2001:

                                                  2003        2002         2001
                                                ---------   ---------   ---------
Cash dividends paid ........................   $ 78,937    $ 72,309    $ 70,610
  Less: Dividends designated to prior year .    (19,457)    (17,428)    (14,410)
  Plus: Dividends designated from following
        year................................     21,131      19,457      17,428
  Less: Portion designated return of
        capital ............................    (53,402)    (31,129)    (20,915)
                                               --------    --------    --------
Dividends paid deduction ...................   $ 27,209    $ 43,209    $ 52,713
                                               ========    ========    ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Characterization of distributions:

         The following table characterizes distributions paid per common share for the years ended December 31, 2003, 2002 and 2001:

                                               2003                 2002                  2001
                                       ------------------   -------------------   -------------------
                                         AMOUNT      %       AMOUNT        %        AMOUNT       %
                                       ---------  -------   ---------   -------   ---------   -------
Ordinary income ...................    $  0.3888   20.22%   $  0.4870    25.32%   $  1.0985    57.12%
Return of Capital .................       1.5344   79.78       0.9583    49.83       0.7412    38.54
Capital gains .....................       0.0000   00.00       0.0839     4.36       0.0370     1.92
Unrecaptured Section 1250 gain ....       0.0000   00.00       0.3940    20.49       0.0465     2.42
                                       ---------  ------    ---------   ------    ---------   ------
                                       $  1.9232  100.00%   $  1.9232   100.00%   $  1.9232   100.00%
                                       =========  ======    =========   ======    =========   ======

         The following table characterizes distributions paid per preferred share Series B for the years ended December 31, 2003, 2002 and 2001:

                                               2003                 2002                  2001
                                       ------------------   -------------------   -------------------
                                         AMOUNT      %       AMOUNT        %        AMOUNT       %
                                       ---------  -------   ---------   -------   ---------   -------
Ordinary income ...................    $  2.3125  100.00%   $  1.1672    50.47%   $  2.1495    92.95%
Return of Capital .................       0.0000    0.00       0.0000     0.00       0.0000     0.00
Capital gains .....................       0.0000    0.00       0.2011     8.70       0.0722     3.12
Unrecaptured Section 1250 gain ....       0.0000    0.00       0.9442    40.83       0.0908     3.93
                                       ---------  ------    ---------   ------    ---------   ------
                                       $  2.3125  100.00%   $  2.3125   100.00%   $  2.3125   100.00%
                                       =========  ======    =========   ======    =========   ======

         The following table characterizes distributions paid per preferred share Series F for the year ended December 31, 2003:

                                               2003
                                       -------------------
                                         AMOUNT       %
                                       ---------   -------
Ordinary income....................    $  0.7717   100.00%
Return of Capital .................       0.0000     0.00
Capital gains......................       0.0000     0.00
Unrecaptured Section 1250 gain.....       0.0000     0.00
                                       ---------    -----
                                       $  0.7717   100.00%
                                       =========   ======

         Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC. Deferred tax assets (liabilities) include the following:

                                                   2003      2002       2001
                                                 --------  --------   --------
Deferred tax assets (liabilities):
Investment in partnership.....................   $     0   $   (27)   $     0
Capitalized development costs.................      (158)     (367)    (2,025)
Depreciation and amortization.................         6         0        (69)
Allowance for doubtful accounts...............        40        40         40
Charitable contributions......................         9         0          0
Other ........................................         2         0          0
Tax loss carryforwards, net...................     2,384     2,673      3,101
                                                 -------   -------    -------
Net asset deferred tax asset (liability)......     2,283     2,319      1,047
Valuation allowance...........................    (2,283)   (2,319)    (1,047)
                                                 -------   -------    -------
Net deferred tax asset (liability)............   $     0   $     0    $    0
                                                 =======   =======    =======

         The gross tax loss carryforwards total $5,959 and expire $1,096, $4,508 and $355 in 2012, 2018 and 2020, respectively.

         The income tax provision consisted of $49, $48 and $39 in 2003, 2002 and 2001, respectively, related to current state and local taxes. Net deferred tax expense for each of the years was $0. The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company's taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards of $929, $969 and $1,644 in 2003, 2002 and 2001, respectively. A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         In 2003, the Company continued to maintain a valuation allowance for the Company's net deferred tax assets, which consisted primarily of tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company's cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

6.       PREFERRED SHARES

         The Company's Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

         On November 17, 1997, the Company completed a $120,000 public offering of 4,800,000 shares of 9-1/4% Series B cumulative preferred shares of beneficial interest (the "B Preferred Shares"). On November 25, 1997, the Company sold an additional 318,000 B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the B Preferred Shares are payable quarterly in arrears. The Company generally may redeem the B Preferred Shares anytime on or after November 15, 2003, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds from a new preferred offering in January 2004 were used to redeem these shares. The new offering transaction is disclosed in Note 20.

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

         On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of 8.75% Series F cumulative preferred shares of beneficial interest , par value $0.01 per share, (the "Series F Preferred Shares"), at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

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

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The adoption of the new standard resulted in a cumulative effect transition loss adjustment of $195 to other comprehensive income to recognize the fair values of the interest rate swap agreements as of January 1, 2001. The Company also recognized a cumulative effect transition loss adjustment of $116 in earnings as of January 1, 2001, to recognize the fair values of the interest rate caps. During the year ended December 31, 2001, the Company recognized additional other comprehensive loss of $6,271 to adjust the carrying amount of the interest rate swaps and caps to their fair values at December 31, 2001, which includes $4,966 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $822 in minority interest participation. During the year ended December 31, 2002, the Company recognized additional other comprehensive income of $304 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2002, which includes $7,189 in reclassifications to earnings for interest rate swap settlements during the period and $121 in minority interest participation. During the year ended December 31, 2003, the Company recognized additional other comprehensive income of $4,935 to adjust the carrying amount of the interest rate swaps and caps to their fair values at December 31, 2003, which includes $6,688 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $552 in minority interest participation.

         The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

         The Company may be exposed to the risk that variability in cash flows might impact the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of December 31, 2003. The notional values provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                             INTEREST
            HEDGE TYPE                      NOTIONAL VALUE     RATE        MATURITY      FAIR VALUE
---------------------------------------     --------------   --------   --------------   ----------
Swap -  Cash Flow......................        $162,000        2.34%     June 15, 2004     $ (991)
Sold Cap - Cash Flow...................        $162,000        7.00%     June 15, 2004          -
Cap - Cash Flow........................        $165,000        7.00%     June 15, 2004          -
Cap - Cash Flow........................        $ 42,000        4.00%     July 15, 2004          -

         On December 31, 2003, the derivative instruments were reported at their aggregate fair value of $(991) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings in future periods, of which $1,227 is expected to be reclassified in 2004. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the twelve months ended December 31, 2003.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

8.       RENTALS UNDER OPERATING LEASES

         The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2003 are as follows:

                2004.................................   $206,850
                2005.................................    182,069
                2006.................................    159,671
                2007.................................    138,772
                2008.................................    119,560
                Thereafter...........................    111,012
                                                        --------
                                                        $917,934
                                                        ========

         Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $2,065, $2,214 and $2,233 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.       INVESTMENT IN UNCONSOLIDATED ENTITIES

         At December 31, 2003, investment in unconsolidated real estate entities consists of a 50.00% interest in Polaris Center, LLC, and a 39.29% interest in Polaris Mall, LLC. At December 31, 2002, investment in unconsolidated real estate entities consists of a 50.00% interest in Colonial Park Mall Limited Partnership, a 50.00% interest in Polaris Center, LLC, a 20.00% interest in Charlotte Eastland Mall, LLC, a 39.29% interest in Polaris Mall, LLC and a 50.00% interest in G & G Blaine, LLC.

         The share of net income for the period January 1, 2001 through March 31, 2001, includes the Company's 30.00% interest in Elizabeth MetroMall, LLC and Jersey Gardens Center, LLC. Effective April 6, 2001, the Company acquired an additional 30.00% interest in each entity and subsequently, in May 2001 acquired the remaining 40.00% interest in each entity. The share of net income for the period January 1, 2001 through July 17, 2002, includes the Company's 37.85% interest in Glimcher SuperMall Venture, LLC. Effective July 18, 2002, the Company acquired the remaining third party interests in Glimcher SuperMall Venture, LLC. The share of net income from January 1, 2001 through August 4, 2002, includes the Company's 50.00% interest in Dayton Mall Venture, LLC. Effective August 5, 2002, the Company acquired the remaining third party interest in Dayton Mall Venture, LLC. Additionally, the share of net income for the period January 1, 2001 through November 17, 2002 includes the Company's 20.00% interest in San Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% interest in this entity. The share of net income for the nine months ended September 30, 2002, includes the Company's 20.00% joint venture interest in San Mall, LLC. Also, the share of net income for the period January 1, 2002 through March 5, 2003 includes the Company's 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% third party interest in this entity. Additionally, the share of net income for the period January 1, 2002 through April 23, 2003 includes the Company's 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% third party interest in this entity. Furthermore, the share of net income for the period January 1, 2002 through August 13, 2003 included the Company's 20% interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% third party interest in this entity. As a result, the entities mentioned above are fully consolidated as of July 18, 2002, August 5, 2002, November 18, 2002, March 6, 2003, April 24, 2003 and August 14, 2003,
respectively.

         GDC provides development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $235, $1,776, and $2,447 for services provided to the joint ventures for the year ended December 31, 2003, 2002 and 2001, respectively.

         The summary financial information of the Company's unconsolidated real estate entities and a summary of the Operating Partnership's investment in and share of net income (loss) from such unconsolidated entities are presented below:

BALANCE SHEETS

                                                            DECEMBER 31,
                                                      ----------------------
                                                         2003        2002
                                                      ----------   ---------
Assets:
 Investment properties at cost, net ..............    $ 184,497    $ 285,299
 Other assets ....................................       13,238       20,578
                                                      ---------    ---------
                                                      $ 197,735    $ 305,877
                                                      =========    =========
Liabilities and Members' Equity:
 Mortgage note payable ...........................    $ 190,465    $ 242,486
 Other liabilities ...............................        8,326       16,550
                                                      ---------    ---------
                                                        198,791      259,036
 Members' equity .................................       (1,056)      46,841
                                                      ---------    ---------
                                                      $ 197,735    $ 305,877
                                                      =========    =========
Operating Partnership's Share of Members' equity..    $     961    $  16,997
                                                      =========    =========

RECONCILIATION OF MEMBERS' EQUITY TO COMPANY INVESTMENT IN UNCONSOLIDATED
ENTITIES:

 Members' equity .................................    $     961    $  16,997
 Advances to (from) and additional costs .........        7,866        6,050
                                                      ---------    ---------
 Investment in unconsolidated entities ...........    $   8,827    $  23,047
                                                      =========    =========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         2003        2002        2001
                                       --------    --------    --------
Total revenues .....................   $ 40,890    $ 81,928    $ 92,626
Operating expenses .................     14,689      35,056      40,819
                                       --------    --------    --------
Net operating income ...............     26,201      46,872      51,807
Depreciation and amortization ......      8,702      15,976      18,140
Other expenses .....................        132         714       1,809
Interest expense, net ..............     13,163      22,323      26,335
                                       --------    --------    --------
Net income .........................   $  4,204    $  7,859    $  5,523
                                       ========    ========    ========

Company's share of net income ......   $  2,284    $  3,126    $  2,040
                                       ========    ========    ========

10.      RELATED PARTY TRANSACTIONS

         In connection with its initial public offering in 1994, the Company and its affiliates acquired several properties (the "Glimcher Properties" or singularly, a "Glimcher Property") from Herbert Glimcher, David J. Glimcher and entities, or the beneficial owners of such entities, affiliated with Herbert Glimcher and David J. Glimcher (collectively, the "Glimcher Entities"). Herbert Glimcher is the Chairman of the Board and the Chief Executive Officer of the Company. David J. Glimcher is a former executive officer and trustee of the Company, a son of Herbert Glimcher, and a brother of Michael Glimcher, the Company's President. In addition, at the time, the Company was granted options ("Purchase Options") to purchase, at the lower cost of ninety percent (90%) of its fair market value (as determined by a third party independent appraiser selected by the independent trustee), the interest of certain of the Glimcher Entities in such parcels. As of December 31, 2003, the Company had Purchase Options in connection with the following parcels: (i) three undeveloped outparcels contiguous to four of the Glimcher Properties aggregating approximately 95.43 acres, (ii) an approximately 58.7 acre parcel of undeveloped land in Delaware County, Ohio, which is not contiguous to any of the Glimcher Properties; and (iii) various other parcels of undeveloped land which are not contiguous to any of the Glimcher Properties, ranging in size from less than one acre to approximately 12.7 acres. Each Purchase Option is exercisable only if the respective parcel is developed as a retail property.

         During 1999, the Company exercised its option to purchase 28.695 acres of land located adjacent to The Mall at Fairfield Commons for approximately $5,000 from an Ohio Limited partnership in which Herbert Glimcher, Michael P. Glimcher, other immediate Glimcher family members and William R. Husted, former Senior Vice President of the Company and Douglas W. Campbell, Vice President Construction Services of the Company have an ownership interest (the "Beavercreek Partnership"). In connection with such purchase, GPLP issued to the Beavercreek Partnership a promissory note for the entire purchase price in the amount of $5,000, which bears interest at a rate equal to 30 days LIBOR, calculated on the first day of each month, plus 160 basis points. The maturity date of the note had been extended to January 2004, but was paid in full on April 2, 2003. Approximately $0, $4,909 and $4,924 is included in accounts payable at December 31, 2003, 2002 and 2001, respectively, relating to this transaction. Interest paid was $100, $286 and $300 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company paid The Glimcher Company ("TGC") and Corporate Flight, Inc. ("CFI"), which are both wholly owned by Herbert Glimcher, $7 and $305 for the year ended December 31, 2003, $26 and $499 for the year ended December 31, 2002 and $5 and $324 for the year ended December 31, 2001, respectively, for the use in connection with Company related matters, of a coach owned by TGC and an airplane owned by CFI. The Company's joint ventures made no payments for the year ended December 31, 2003, $1 and $63 for the year ended December 31, 2002 and $8 and $85 for the year ended December 31, 2001, respectively. Additionally, the Company paid Triad CM ("Triad"), fifty percent (50%) of which was owned by TGC, which is wholly owned by Herbert Glimcher, $137, $1,409 and $630 for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with subcontracting work at the Company's Properties. TGC disposed of its entire interest in Triad effective in September 2003, and therefore transactions subsequent to October 1, 2003 are not disclosed. The joint ventures controlled by the Company or in which the Company has a minority interest and is a passive investor paid Triad approximately $1,869, $1,500 and $4,200 for the years ended December 31, 2003, 2002 and 2001, respectively. Glimcher Development Corporation ("GDC"), an entity owned by GRT, provided services to TGC for predevelopment work on two projects in 2003 and was paid $59 for those services.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement, dated October 13, 2000, with The Huntington National Bank, Key Bank National Association, National City Bank and The Provident Bank (the "Construction Loan Agreement"), Herbert Glimcher provided the Bank Group with a $4,000 letter of credit ("Letter of Credit") to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002 the Company accrued $40 as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

         The Company has engaged Archer-Meek-Weiler Agency, Inc., ("AMW"), a company of which Alan R. Weiler (a trustee of GRT serving a three-year term which expires in 2005) is Chairman and Chief Executive Officer, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $253, $224 and $186 for the years ended December 31, 2003, 2002 and 2001, respectively.

         On January 5, 2004, GPLP completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC, the indirect owner of Polaris Fashion Place, an enclosed approximately 1.6 million square foot super regional mall located in Columbus, Ohio, from NPLP and other parties. The Company acquired the remaining 60.7% interest in Polaris Mall, LLC for approximately $46,500, which was paid with approximately $33,000 in cash and the balance by the issuance of 594,342 Operating Units in GPLP valued at approximately $13,500.

         On January 5, 2004, GPLP also completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Center, LLC, the owner of Polaris Town Center, a 443,165 square foot town center located in Columbus, Ohio, from NPLP. The Company acquired the remaining 50% interest in Polaris Center, LLC for approximately $10,000, which was paid in cash.

         Mr. Weiler, his spouse and children own, in its entirety, WSS Limited Partnership, an Ohio limited partnership ("WSS"). WSS directly owns units of limited partnership in GPLP ("Units"). WSS also indirectly owns Units in GPLP by virtue of its ownership interest in NP Limited Partnership, an Ohio limited partnership ("NPLP"). WSS also owns an interest in Star-Weiler Limited Partnership, an Ohio limited partnership ("Star-Weiler"). Star Weiler owns an interest in NPLP. Mr. Weiler's children, nieces and nephews also indirectly own an interest in NPLP. In addition, Mr. Weiler's sister-in-law previously owned an interest in Polaris Mall, LLC, which interest was acquired by GPLP on January 5, 2004.

         Following the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC and Polaris Center, LLC, NPLP and WSS continue to directly own Units.

         On March 31, 1999 the Company acquired a 20.0% interest in San Mall LLC ("San Mall"), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in San Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC ("Fifth Avenue") acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and the sister of Michael Glimcher, the President of the Company. On November 18, 2002, the Company acquired the remaining 80.0% interest in San Mall L.P. from Fifth Avenue for $5,500, which was paid $2,324 in cash and $3,176 in the form of 195,149 Operating Partnership units.

         The Company provides management and leasing services to San Mall, LLC under an operating agreement entered into in 1999. For the periods January 1, 2002 through November 18, 2002 and February 22, 2001 through December 31, 2001, the Company recognized fee income of $202 and $167, respectively, under such agreement. After the acquisition of the remaining interest, management fees were no longer charged to the consolidated Properties. Total revenues and net income of San Mall, LLC were $12,203 and $1,277, respectively, for the period January 1, 2002 through November 18, 2002 and $12,441 and $2,602, respectively, for the period February 22, 2001 through December 31, 2001.

         On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors, which included David Glimcher. The sale price was $9,937, including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale. An estimated receivable for CAM, tax and insurance related to 2002 recoveries for Plaza Vista Mall is included in accounts receivable for approximately $75 at December 31, 2003 and December 31, 2002.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         A brother of Herbert Glimcher owns a company that leases seven store locations in the Company's Properties. Minimum Rents were $268, $266 and $117 for the years ended December 31, 2003, 2002, and 2001, respectively, and prepaid amounts from these tenants were $0, $0, and $32 at December 31, 2003, 2002, and 2001, respectively.

         Herbert Glimcher has provided a loan guarantee to a private company unaffiliated with the Company that leases space commencing November 16, 2002 in a Mall in which the Company has a joint venture interest. Minimum rent was $21 for the year ended December 31, 2003.

         The Glimcher Group, owned by Robert Glimcher, a son of Herbert Glimcher, the Chairman of the Company's Board of Trustees and the Company's Chief Executive Officer, and a brother of Michael Glimcher, the President of the Company, owes the Company $10 for reimbursement of expenses for shared space at a convention in May 2003. The David J Glimcher Co., owned by David Glimcher, reimbursed the Company $10 related to expenses for shared space at a convention in May 2003.

         In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. At the December 19, 2002 Board of Trustees meeting, the Company informed the Board it did not intend to proceed with the development of the proposed project. Trans State Development, LLC assigned its land options to HP Development LLC ("HP") on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP for the Company to provide leasing, legal and pre-development services. Beginning in February 2003, advances were made from Ellen Glimcher, doing business as Dell Property Group, Ltd, to HP. The Board of Trustees was unaware of these fund transfers or the involvement with HP of Ellen Glimcher through Dell Property Group, Ltd. During the year ended December 31, 2003, HP received $471 from Dell Property Group, Ltd., of which $350 was used to make payments to the Company for the land options and services provided under the Master Leasing Agreement during the year ended December 31, 2003. Ellen Glimcher is the daughter of Herbert Glimcher, the Chairman of the Board and Chief Executive Officer of the Company, and the sister of Michael Glimcher, the President of the Company. On December 11, 2003, the Company cancelled the Master Leasing Agreement between HP and Trans State Development, LLC and HP assigned the land options to Trans State Development. In consideration for the assignment of the options, Trans State Development agreed to reimburse HP Development for costs incurred related to the project plus a $25 service fee, for a total of $696. The Board of Trustees was unaware of the transfer of funds from Dell Property Group, Ltd. or the involvement of Ellen Glimcher through Dell Property Group Ltd. with HP at the time the land options were assigned to HP on January 31, 2003 or assigned to the Company on December 11, 2003. At December 31, 2003, the Company had a payable of $696 to HP which was paid by the Company on January 15, 2004. In February 2004, the Board of Trustees became aware of the involvement of and funds transferred by Ellen Glimcher through Dell Property Group Ltd. to HP. In February 2004, the Audit Committee of the Board of Trustees considered and approved each of the past transactions as part of its determination for the Company to proceed with the project.

11.      COMMITMENTS AND CONTINGENCIES

         The Operating Partnership leases office space under an operating lease that had an initial term of four years commencing on July 2004. Additionally, three of GRT's Properties are subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent, ranging from $14 to $28 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2003 are as follows:

                                         OFFICE LEASE   GROUND LEASES
                                         ------------   -------------
              2004...................     $   415          $   50
              2005...................         415              43
              2006...................         432              43
              2007...................         432              43
              2008...................                          43
              Thereafter.............                         711
                                          -------          ------
                                          $ 1,694          $  933
                                          =======          ======

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2003, 2002 and 2001 were $572, $593 and $651, respectively. Ground lease expenses for the years ended December 31, 2003, 2002 and 2001 were $59, $59 and $59, respectively.

         The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place in which the Company is an equity member. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon refinancing of the construction loan on April 1, 2003, these guarantees were released. In connection with the new mortgage loan the Operating Partnership provided the lender with a guarantee until certain tenant allowances are paid. The guarantee was $2,941 at December 31, 2003. As of December 31, 2003, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

         In addition, in July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly Payment In Lieu of Taxes ("PILOT") payments commencing May 2001 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended 2001 was $8,925 and increases 10.0% every five years until the final payment is made. The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments.

         The Company has reserved $232 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

         A summary of the status of the Company's three option plans at December 31, 2003, 2002 and 2001 and changes during the years ending on those dates is presented below. Options issued under the Incentive Plan are included under the Trustee Plan and Employee Plan.

                                                          2001                       2002                   2003
                                                        WEIGHTED-                 WEIGHTED-               WEIGHTED-
                                                         AVERAGE                   AVERAGE                 AVERAGE
                                                        EXERCISE                   EXERCISE               EXERCISE
                                             OPTIONS      PRICE      OPTIONS        PRICE      OPTIONS      PRICE
                                           ----------   ---------   ----------    ----------  ----------  ---------
TRUSTEE PLAN:
Outstanding at beginning of year.........   1,193,500    $17.458     1,222,500     $17.360     1,256,500   $17.541
Granted..................................      96,000    $14.750       121,000     $17.610       121,000   $18.930
Exercised................................     (52,000)   $14.819       (87,000)    $15.087      (206,500)  $18.259
Forfeited................................     (15,000)   $16.181
                                            ---------                ---------                 ---------
Outstanding at end of year...............   1,222,500    $17.360     1,256,500     $17.541     1,171,000   $17.558
                                            =========                =========                 =========

EMPLOYEE PLAN:
Outstanding at beginning of year.........   1,241,014    $15.738     1,371,023     $15.717     1,018,767   $16.925
Granted..................................     411,500    $14.750       278,250     $17.662       325,000   $18.930
Exercised................................    (213,070)   $15.475      (515,467)    $14.439      (207,032)  $14.811
Forfeited................................     (68,421)   $14.044      (115,039)    $15.456       (72,509)  $17.293
                                            ---------                ---------                 ---------
Outstanding at end of year...............   1,371,023    $15.717     1,018,767     $16.925     1,064,226   $17.958
                                            =========                =========                 =========
Options exercisable at year-end under
  the Trustee Plan.......................     967,167                1,081,500                   979,330
Options exercisable at year-end under
  the Employee Plan......................     686,087                  545,307                   540,007
Weighted-average fair value of options
  granted during the year................  $   0.1204               $   0.3341                $   0.4560

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rates used in 2003, 2002 and 2001 were 6.2%, 6.3% and 5.6%, respectively. Expected average lives of five years, annual dividend rates of $1.9232 and weighted average volatility of 11.8%, 12.0% and 12.6% in 2003, 2002 and 2001, respectively.

         The following table summarizes information regarding the options outstanding at December 31, 2003 under the Company's plans:

                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-------------------------------------------------------  ---------------------------------------------
                                           WEIGHTED-      WEIGHTED-
                        NUMBER             AVERAGE        AVERAGE         NUMBER          WEIGHTED-
     RANGE OF        OUTSTANDING AT        REMAINING      EXERCISE    EXERCISABLE AT       AVERAGE
  EXERCISE PRICES   DECEMBER 31, 2003  CONTRACTUAL LIFE    PRICE     DECEMBER 31, 2003  EXERCISE PRICE
  ---------------   -----------------  ----------------  ----------  -----------------  --------------
   Trustee Plan:
      $20.250             51,500             0.1           $20.250        51,500            $20.250
      $20.250              1,500             1.2           $20.250         1,500            $20.250
      $17.000             51,000             2.2           $17.000        51,000            $17.000
$18.750 - $20.750        293,000             3.4           $20.115       293,000            $20.115
      $20.500            110,000             4.4           $20.500       110,000            $20.500
      $15.000            273,000             5.2           $15.000       273,000            $15.000
      $12.280             81,000             6.2           $12.280        81,000            $12.280
      $14.750             81,000             7.2           $14.750        56,000            $14.750
      $17.610            112,000             8.2           $17.610        45,330            $17.610
$18.930 - $22.360        117,000             9.2           $18.930        17,000            $18.930
                       ---------                                         -------
$12.280 - $22.360      1,171,000             5.2           $17.558       979,330            $17.486
                       =========                                         =======

  Employee Plan:
      $20.250             29,850             0.1           $20.250        29,850            $20.250
      $17.000             15,750             2.2           $17.000        15,750            $17.000
$18.750 - $21.875         61,300             3.4           $19.604        61,300            $19.604
      $20.500            172,000             4.4           $20.500       172,000            $20.500
      $15.000             25,000             5.2           $15.000        25,000            $15.000
      $12.280             29,373             6.2           $12.280        29,373            $12.280
      $14.750            191,023             7.2           $14.750       127,349            $14.750
$17.610 - $18.330        238,180             8.2           $17.670        79,385            $17.670
$18.930 - $22.360        301,750             9.2           $19.052
                       ---------                                         -------
$12.280 - $22.360      1,064,226             7.0           $17.958       540,007            $17.809
                       =========                                         =======

         All but 21,000 options granted under the plans in 2003, 2002 and 2001 will be exercisable at the rate of 33.3% per annum over a three-year period beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Options for 21,000 Shares were exercisable immediately, and will remain exercisable through the tenth anniversary of such date.

13.      EMPLOYEE BENEFIT PLAN - 401(k) PLAN

         In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 15.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant's salary deferrals up to a maximum of 4.0% of qualified compensation will be matched at 50.0%. The Company contributed $190, $262 and $208 to the plan in 2003, 2002 and 2001, respectively.

14.      DISTRIBUTION REINVESTMENT AND SHARE PURCHASE PLAN

         The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2003, 2,100,000 Shares were authorized of which 204,585 Shares have been issued.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.      EARNINGS PER SHARE

         The presentation of primary EPS and diluted EPS is summarized in the table below:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------------
                                                     2003                           2002                          2001
                                          ---------------------------   ---------------------------   --------------------------
                                                                PER                           PER                          PER
                                           INCOME    SHARES    SHARE     INCOME    SHARES    SHARE     INCOME    SHARES   SHARE
                                           ------    ------    -----     ------    ------    -----     ------    ------   -----
BASIC EPS
Income from continuing operations.......  $ 26,754                      $ 14,399                      $  5,005
  Less: Preferred stock dividends.......   (13,688)                      (11,833)                      (15,777)
  Add: Discount on redemption of
    preferred stock.....................                                                                22,440
  Gain (loss) on sale...................     2,156                                                        (610)
  Add: Minority interest adjustments....      (429)                        1,963                         1,958
                                          --------                      --------                      --------
                                            14,793   34,704     $0.43      4,529   32,366    $0.14      13,016   27,604   $0.47

EFFECT OF DILUTIVE SECURITIES
Operating Partnership units.............     1,271    3,151                  371    3,122                1,561    3,224
Options.................................                366                           260                           220

DILUTED EPS
                                          --------   ------             --------   ------             --------   ------
Income from continuing operations.......  $ 16,064   38,221     $0.42   $  4,900   35,748    $0.14    $ 14,577   31,048   $0.47
                                          ========   ======             ========   ======             ========   ======

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 225, 904 and 1,058 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The impact of discontinued operations, gain (loss) on sales of properties, extraordinary item and cumulative effect of accounting change, net of minority interest, on basic and diluted EPS is summarized in the table below:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                      2003                     2002                  2001
                                               -------------------------------------------------------------------
                                                BASIC     DILUTED        BASIC     DILUTED      BASIC      DILUTED
                                                -----     -------        -----     -------      -----      -------
Discontinued operations....................    $(0.13)    $(0.13)       $ 0.61      $ 0.61      $ 0.67     $ 0.66
Cumulative effect of accounting change.....         -          -             -           -      $(0.00)    $(0.01)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.12% to 6.76% per annum at December 31, 2003 and 3.33% to 7.58% per annum at December 31,
2002), the fair value of GRT's mortgage notes payable is estimated at $1,255,181 and $1,010,512 at December 31, 2003 and 2002, respectively. The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

         The fair value of interest rate protection agreements are estimated based on amounts that GRT would expect to receive or pay to terminate such agreements (see Note 7). Both the fair values and carrying amounts of the interest rate protection agreements were $(991) at December 31, 2003 and $(7,009) at December 31, 2002, respectively.

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

         Selected information about operating segments of the Company is summarized in the table below:

                                                FOR THE YEAR ENDED DECEMBER 31, 2003
                                                ------------------------------------
                                                        COMMUNITY
                                             MALLS       CENTERS    CORPORATE      TOTAL
                                         ------------   ---------   ---------   ----------
Total revenues.........................  $    283,962   $  30,748   $   2,167   $  316,877
Total operating expenses...............       184,552      14,512      11,214      210,278
                                         ------------   ---------   ---------   ----------
Operating income (loss)................  $     99,410   $  16,236   $  (9,047)  $  106,599
                                         ============   =========   =========   ==========

Equity in income of
  unconsolidated entities..............  $      1,145   $     998   $       0   $    2,143
                                         ============   =========   =========   ==========

Net property and equipment.............  $  1,526,514   $ 169,510   $   2,983   $1,699,007
                                         ============   =========   =========   ==========

Total assets...........................  $  1,627,222   $ 184,323   $  25,878   $1,837,423
                                         ============   =========   =========   ==========

Investment in unconsolidated entities..  $      5,995   $   2,832   $       0   $    8,827
                                         ============   =========   =========   ==========

                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                ------------------------------------
                                                        COMMUNITY
                                             MALLS       CENTERS    CORPORATE      TOTAL
                                         ------------   ---------   ---------   ----------
Total revenues.........................  $    235,136   $  31,540   $   1,283   $  267,959
Total operating expenses...............       142,980      13,703      12,095      168,778
                                         ------------   ---------   ---------   ----------
Operating income (loss)................  $     92,156   $  17,837   $ (10,812)  $   99,181
                                         ============   =========   =========   ==========

Equity in income of
  unconsolidated entities..............  $      2,612   $     467   $       0   $    3,079
                                         ============   =========   =========   ==========

Net property and equipment.............  $  1,265,110   $ 195,665   $   9,308   $1,470,083
                                         ============   =========   =========   ==========

Total assets...........................  $  1,365,182   $ 210,165   $  57,086   $1,632,433
                                         ============   =========   =========   ==========

Investment in unconsolidated entities..  $     19,757   $   3,290   $       0   $   23,047
                                         ============   =========   =========   ==========

                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                ------------------------------------
                                                        COMMUNITY
                                             MALLS       CENTERS    CORPORATE      TOTAL
                                         ------------   ---------   ---------   ----------
Total revenues.........................  $    212,194   $  33,332   $   2,740   $  248,266
Total operating expenses...............       127,357      13,829      16,023      157,209
                                         ------------   ---------   ---------   ----------
Operating income (loss)................  $     84,837   $  19,503   $ (13,283)  $   91,057
                                         ============   =========   =========   ==========

Equity in income of
  unconsolidated entities..............  $      1,130   $     910   $       0   $    2,040
                                         ============   =========   =========   ==========

Net property and equipment.............  $  1,087,243   $ 447,868   $  14,570   $1,549,681
                                         ============   =========   =========   ==========

Total assets...........................  $  1,167,093   $ 507,987   $  83,439   $1,758,519
                                         ============   =========   =========   ==========

Investment in unconsolidated entities..  $     43,171   $   4,830   $       0   $   48,001
                                         ============   =========   =========   ==========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.      ACQUISITIONS

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The purchase allocation is based on the information available at this time. Subsequent adjustments and refinements to the allocation may be made, based on additional information. The Company believes any subsequent adjustments will be immaterial.

         On December 22, 2003, GPLP acquired Eastland Mall ("Eastland Ohio"), a 940,000 (unaudited) square foot enclosed regional mall in Columbus, Ohio, from Columbus East Joint Venture, an Ohio general partnership. The purchase price of $29.65 million was paid with (i) the proceeds from a $24 million three-year mortgage loan from The Huntington National Bank that bears interest at a per annum rate of LIBOR plus 200 basis points and (ii) approximately $5 million of borrowings on the Company's line of credit. The Company may, subject to the satisfaction of certain conditions, also borrow up to an additional $12 million under the bank loan to fund costs relating to the addition of a new anchor and other improvements to the Mall. The repayment of the loan has been guaranteed by each of GPLP and Glimcher Properties Corporation, the general partner of GPLP.

         On August 27, 2003, the Company, through its operating partnership, GPLP, acquired WestShore Plaza Mall, a fully enclosed regional shopping mall located in Tampa, Florida, from American Freeholds, a Nevada general partnership, which is sponsored by Grosvenor USA. Approximately $100 million of the $152 million purchase price was funded with a new nine-year mortgage loan, which bears interest at the fixed rate of 5.09% per annum and requires payments of principal based on a 30-year principal amortization schedule. The additional $52 million was funded using a portion of the net proceeds of the 8.75% Series F Cumulative Redeemable Preferred Share offering that was completed by the Company on August 25, 2003.

         On August 14, 2003, GPLP completed the acquisition of the joint venture interest not previously owned by the Company in Eastland North Carolina, an enclosed regional mall located in Charlotte, North Carolina, from HIG Mall, LLC, a Florida limited liability company. The Company acquired the remaining 80% interest for $4.75 million in cash. The property had an outstanding mortgage balance of $46.2 million on the acquisition date. The existing mortgage, which originated in 1998, matures on September 11, 2008. The debt bears interest at a fixed rate of 7.84% per annum and requires payments of principal based on a 30-year principal amortization schedule.

         On April 24, 2003, GPLP completed the acquisition from Greyhawke Net Lease Investors III, LLC, a Delaware limited liability company, of the 50% interest not previously owned by the Company in G & G Blaine, LLC, and a related parcel of land for approximately $2.96 million in cash. With the completion of this transaction, GPLP is the sole owner of a vacant anchor building and underlying land at Northtown Mall in Minneapolis, Minnesota. Northtown Mall is wholly owned by the Company.

         On March 6, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Colonial Park Mall, an enclosed regional mall located in Harrisburg, Pennsylvania, from LB Colonial Park, LLC, a Delaware limited liability company. The Company acquired the remaining 50% interest for $5.5 million in cash. The property had an outstanding mortgage balance of $34.3 million on the acquisition date. The existing mortgage, which originated in 1997, matures in 2027, with an optional prepayment dated in 2007. The debt bears interest at a fixed rate of 7.73% per annum.

         For the five acquisitions listed above and the three acquisitions made during 2002, the Company calculated the proforma results of operations as if the acquisitions occurred on January 1, 2002 (unaudited):

                                                          2003       2002
                                                          ----       ----
Pro forma revenues...................................   $345,327   $313,824
Pro forma net income.................................   $ 13,519   $ 31,750
Pro forma earnings per share-diluted.................   $   0.35   $   0.89

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Intangibles associated with acquisitions of WestShore Plaza Mall and Eastland Ohio account for a net liability of $7,258 for below market leases. These intangibles are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 12.2 years. Amortization in 2003 was $158, resulting in a net book value of $7,100 for the intangible at December 31, 2003. Estimated amortization of this intangible will be as follows:

For the year ending December 31, 2004...............   $   537
For the year ending December 31, 2005...............       428
For the year ending December 31, 2006...............       395
For the year ending December 31, 2007...............       507
For the year ending December 31, 2008...............       623
                                                       -------
                                                       $ 2,490
                                                       =======

         In 2003, the Company acquired from its joint venture partners the remaining interest in Eastland North Carolina, G & G Blaine and Colonial Park malls. In addition, the Company also acquired WestShore Plaza and Eastland Ohio. A condensed balance sheet disclosing the amount assigned to each major asset and liability caption of these acquired entities at the date each one was acquired:

                                   ASSETS
Investment in real estate:
    Land.......................................................    $ 43,490
    Buildings, improvements and equipment......................     240,400
    Developments in progress...................................          80
                                                                   --------
                                                                    283,970
    Investment in unconsolidated real estate entities..........     (11,981)
                                                                   --------
       Investment in real estate, net..........................     271,989
                                                                   --------

Restricted cash................................................         654
Tenant accounts receivable, net................................       3,074
Deferred expenses, net.........................................       1,061
Prepaid and other assets.......................................         468
                                                                   --------
                                                                   $277,246
                                                                   ========

                                 LIABILITIES

Mortgage notes payable.........................................    $204,439
Accounts payable and accrued expenses..........................      15,488
                                                                   --------
                                                                   $219,927
                                                                   ========

         The acquisition of Polaris Fashion Place and Polaris Towne Center, completed on January 5, 2004, will result in the additions to the Company's consolidated balance sheet in the following major categories in January 2004:

Net investment in real estate.............................         $220,932
Mortgage notes payable....................................         $234,071

         The Company has not completed its allocation of fair value for the acquisition of Polaris Fashion Place and Polaris Towne Center as required under SFAS No. 141 and the amounts above are preliminary. The Company expects to complete this analysis prior to the filing of their Form 10-Q for the quarter ended March 31, 2004.

19.      DISCONTINUED OPERATIONS

         During 2003, the Company sold five Community Centers for $18.6 million and reflected two other Community Centers as held for sale. The company recorded a net loss on the sale of the centers of $3,913, which, in accordance with SFAS No. 144, is reported in Discontinued Operations. Total revenues for these assets were $1,426, $3,539, and $3,921 for the years ended December 31, 2003, 2002 and 2001, respectively. For segment reporting purposes, revenues and expenses, including interest expense, would have been reported as part of Community Centers.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20.      SUBSEQUENT EVENTS

         On January 5, 2004, the Company acquired from the joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million (unaudited) square foot upscale regional mall located in Columbus, Ohio, for approximately $46.5 million, consisting of $32.9 million in cash and the balance by the issuance of 594,342 operating units in GPLP. Polaris Fashion Place is subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

         On January 5, 2004, the Company acquired from the joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 (unaudited) square foot community center located in Columbus, Ohio, for approximately $10.0 million, which was paid for all in cash. The Polaris Towne Center is subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30 year principal amortization schedule.

         After completing the acquisition of the joint venture partners' remaining interests in Polaris Fashion Place and Polaris Towne Center, the Company no longer owns any Properties through joint ventures. The cash portion of the purchase price for Polaris Mall, LLC was paid in part with the proceeds of a new $36.5 million loan from Bank One. The repayment of this loan has been guaranteed by Polaris Mall, LLC. In addition, as security for repayment of the loan, GPLP has pledged to Bank One 100% of its limited liability company interest in Polaris Mall, LLC and has entered into a negative pledge agreement with Bank One, whereby it has agreed not to grant a lien on twenty-five of GPLP's Properties. In addition, the cash portion of the purchase price for Polaris Mall, LLC was paid in part with approximately $6.6 million in additional borrowings on the Company's secured line of credit from Key Bank National Association and a consortium of Banks. The $36.5 million loan matures in one year and bears interest at a rate equal to LIBOR plus 3.00% per annum. The Company intends to repay this loan during 2004 using Community Center asset sale proceeds, the issuance of additional preferred or common equity, or a combination of the foregoing.

         On February 17, 2004, the Company sold Morgantown Plaza, a 103,364 square foot community center in Star City, WV, for $1.9 million. The cash proceeds were used to pay down the Company's outstanding variable rate debt. Morgantown Plaza was classified as held for sale at December 31, 2003 and the operating results of the property were included in discontinued operations.

         On February 20, 2004, the Company sold Cambridge Plaza, a 95,019 square foot community center in Cambridge, OH, for $1.375 million. The cash proceeds were used to pay down the Company's outstanding variable rate debt. Cambridge Plaza was classified as held for sale at December 31, 2003 and the operating results of the property were included in discontinued operations.

         On February 23, 2004, the Company completed its offering to the public of 6,000,000 shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (the "Series G Preferred Shares"). Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred shares on February 27, 2004 and to pay down $16.9 million of the Company's Credit Facility, which was recently drawn upon to pay off $17.0 million of subordinated mortgage debt relating to the Company's Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

         On February 27, 2004, the Company redeemed 5,118,000 shares of 9.25% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("the Series B Preferred Shares"). Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the dividends accrued and unpaid. The total cost to redeem the shares was $129,824.

         The Company estimates that its redemption of the Series B Preferred Shares will result in a non-cash charge of approximately $4.8 million as required under Emerging Issues Task Force Topic Number D-42, "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock". This one time non-cash charge represents costs that were incurred and recorded in Additional Paid In Capital at the time of the initial issuance of the Series B Preferred Shares in 1997.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

21.      INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                                                   FIRST     SECOND     THIRD     FOURTH
                      YEAR ENDED DECEMBER 31, 2003                                QUARTER   QUARTER    QUARTER    QUARTER
                      ----------------------------                                -------   -------    -------    -------
Total revenues...............................................................     $77,467   $70,569    $75,778    $93,063
Total revenues as previously reported........................................     $77,732   $70,820    $75,853    $93,118
Operating income.............................................................     $25,984   $16,750    $26,907    $36,958
Operating income as previously reported......................................     $26,009   $16,563    $26,886    $36,862
Income before extraordinary item and cumulative effect of accounting change..     $ 5,564   $  (968)   $ 6,450    $12,776
Net income...................................................................     $ 5,564   $  (968)   $ 6,450    $12,776
Net income available to common shareholders..................................     $ 2,606   $(3,927)   $ 2,953    $ 8,502
Earnings per share (diluted).................................................     $  0.08   $ (0.11)   $  0.08    $  0.24

                                                                                   FIRST    SECOND      THIRD     FOURTH
                      YEAR ENDED DECEMBER 31, 2002                                QUARTER   QUARTER    QUARTER    QUARTER
                      ----------------------------                                -------   -------    -------    -------
Total revenues...............................................................     $60,384   $60,572    $66,839    $80,164
Total revenues as previously reported........................................     $70,184   $69,211    $70,794    $80,666
Operating income.............................................................     $22,975   $22,804    $23,866    $29,536
Operating income as previously reported......................................     $29,183   $28,048    $26,090    $29,499
Income before extraordinary item and cumulative effect of accounting change..     $ 8,525   $ 6,104    $ 7,658    $13,967
Net income...................................................................     $ 8,525   $ 6,104    $ 7,658    $13,967
Net income available to common shareholders..................................     $ 5,566   $ 3,146    $ 4,700    $11,009
Earnings per share (diluted).................................................     $  0.19   $  0.10    $  0.14    $  0.32

         Total revenues and operating income for 2003 and 2002 are restated to reflect SFAS 144. Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations. The effect of these amounts to earnings per share - diluted was $(0.13) and $0.61 for 2003 and 2002, respectively.

                              GLIMCHER REALTY TRUST
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT       (1)
                                                       BEGINNING OF    CHARGED                   BALANCE AT
                                                           YEAR       TO EXPENSE   DEDUCTIONS   END OF YEAR
                                                       ------------   ----------   ----------   -----------
Year ended December 31, 2003-
  Allowance for doubtful accounts...................     $ 6,253       $ 17,338     $ 15,619      $ 7,972

Year ended December 31, 2002-
  Allowance for doubtful accounts...................     $ 3,416       $  6,392     $  3,555      $ 6,253

Year ended December 31, 2001-
  Allowance for doubtful accounts...................     $ 1,345       $  6,449     $  4,378      $ 3,416

(1) Amounts charged to expense and deductions for 2002 and 2001 are restated to reflect the impact of SFAS No. 144.

                              GLIMCHER REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                      SUBSEQUENT
                                                            INITIAL COST             TO ACQUISITION
                                                     --------------------------    -----------------
                                                                  BUILDINGS AND
   DESCRIPTION AND LOCATION                                       IMPROVEMENTS
         OF PROPERTY              ENCUMBRANCES [d]    LAND            [a]             IMPROVEMENTS
------------------------------------------------------------------------------------------------------
MALL PROPERTIES

Almeda Mall                                (f)
        Houston, TX                                                                $          22,958
Ashland Town Center
        Ashland, KY                   $26,196        $ 3,866      $      21,454                8,426
Dayton Mall
        Dayton, OH                     58,171                                                 97,848
Grand Central Mall
        Parkersburg/Vienna, WV         49,921          3,960             41,136               31,456
Great Mall of the Great Plains
        Olathe, KS                     42,000                                                129,228
Indian Mound Mall
        Newark/Heath, OH                     (g)         892             19,497               11,606
Jersey Gardens Mall
        Elizabeth, NJ                 163,141                                                260,609
Lloyd Center Mall
        Portland, OR                  139,120                                                173,073
The Mall at Fairfield Commons
        Beavercreek, OH               113,874          5,438            102,914               12,218
The Mall at Johnson City
        Johnson City, TN               39,957                                                 46,876
Montgomery Mall
        Montgomery, AL                 44,909                                                 72,866
Morgantown Mall
        Morgantown, WV                       (h)       1,273             40,484                5,192
New Towne Mall
        New Philadelphia, OH                 (g)       1,190             23,475                7,117
Northtown Mall
        Blaine, MN                           (g)                                              65,808
Northwest Mall
        Houston, TX                          (f)                                              22,893
River Valley Mall
        Lancaster, OH                  38,000            875             26,910               18,939
Southside Mall
        Oneonta, NY                     7,638          1,194             10,643                2,878
Supermall of Great NW
        Auburn, WA                     61,804                                                104,475
University Mall
        Tampa, FL                      66,158         13,314            108,230                4,605
Weberstown Mall
        Stockton, CA                   19,617                                                 34,439

                                          GROSS AMOUNTS AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                  --------------------------------------
                                               BUILDINGS AND
   DESCRIPTION AND LOCATION                    IMPROVEMENTS      TOTAL
         OF PROPERTY               LAND [b]        [c]          [b] [c]
----------------------------------------------------------------------------
MALL PROPERTIES

Almeda Mall
        Houston, TX               $    7,617   $      15,341   $  22,958
Ashland Town Center
        Ashland, KY                    4,144          29,602      33,746
Dayton Mall
        Dayton, OH                     8,710          89,138      97,848
Grand Central Mall
        Parkersburg/Vienna, WV         3,961          72,591      76,552
Great Mall of the Great Plains
        Olathe, KS                    14,660         114,568     129,228
Indian Mound Mall
        Newark/Heath, OH                 773          31,222      31,995
Jersey Gardens Mall
        Elizabeth, NJ                 33,706         226,903     260,609
Lloyd Center Mall
        Portland, OR                  47,737         125,336     173,073
The Mall at Fairfield Commons
        Beavercreek, OH                7,695         112,875     120,570
The Mall at Johnson City
        Johnson City, TN               4,462          42,414      46,876
Montgomery Mall
        Montgomery, AL                10,382          62,484      72,866
Morgantown Mall
        Morgantown, WV                 1,556          45,393      46,949
New Towne Mall
        New Philadelphia, OH           1,248          30,534      31,782
Northtown Mall
        Blaine, MN                    13,723          52,085      65,808
Northwest Mall
        Houston, TX                    9,918          12,975      22,893
River Valley Mall
        Lancaster, OH                  1,001          45,723      46,724
Southside Mall
        Oneonta, NY                    1,139          13,576      14,715
Supermall of Great NW
        Auburn, WA                     7,183          97,292     104,475
University Mall
        Tampa, FL                     13,314         112,835     126,149
Weberstown Mall
        Stockton, CA                   3,298          31,141      34,439

                                                                           LIFE UPON WHICH
                                                     DATE                  DEPRECIATION IN
                                                 CONSTRUCTION               LATE STATEMENT
   DESCRIPTION AND LOCATION       ACCUMULATED        WAS          DATE      OF OPERATIONS
         OF PROPERTY              DEPRECIATION     COMPLETED    ACQUIRED     IS COMPUTED
-------------------------------------------------------------------------------------------
MALL PROPERTIES

Almeda Mall
        Houston, TX               $      3,942                    2002           [e]
Ashland Town Center
        Ashland, KY                     11,108       1989                        [e]
Dayton Mall
        Dayton, OH                      16,438                    2002           [e]
Grand Central Mall
        Parkersburg/Vienna, WV          19,078                    1993           [e]
Great Mall of the Great Plains
        Olathe, KS                      34,135       1999                        [e]
Indian Mound Mall
        Newark/Heath, OH                14,147       1986                        [e]
Jersey Gardens Mall
        Elizabeth, NJ                   43,142       2000                        [e]
Lloyd Center Mall
        Portland, OR                    18,455                    1998           [e]
The Mall at Fairfield Commons
        Beavercreek, OH                 36,010       1993                        [e]
The Mall at Johnson City
        Johnson City, TN                 8,126                    1996           [e]
Montgomery Mall
        Montgomery, AL                  10,298                    1998           [e]
Morgantown Mall
        Morgantown, WV                  18,423       1990                        [e]
New Towne Mall
        New Philadelphia, OH            13,114       1988                        [e]
Northtown Mall
        Blaine, MN                       7,561                    1998           [e]
Northwest Mall
        Houston, TX                      3,272                    2002           [e]
River Valley Mall
        Lancaster, OH                   18,707       1987                        [e]
Southside Mall
        Oneonta, NY                      3,506                    1994           [e]
Supermall of Great NW
        Auburn, WA                      23,244                    2002           [e]
University Mall
        Tampa, FL                       20,128                    1997           [e]
Weberstown Mall
        Stockton, CA                     7,860                    1998           [e]

                              GLIMCHER REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                       SUBSEQUENT
                                                            INITIAL COST             TO ACQUISITION
                                                     --------------------------    -----------------
                                                                  BUILDINGS AND
   DESCRIPTION AND LOCATION                                       IMPROVEMENTS
         OF PROPERTY              ENCUMBRANCES [d]    LAND            [a]             IMPROVEMENTS
-------------------------------------------------------------------------------------------------------
Colonial Park Mall
        Harrisburg, PA                $33,899                                      $          54,020
Eastland
         Charlotte, NC                 45,974                                                 53,217
Westshore Plaza
        Tampa, FL                      99,658                                                160,811
Eastland Mall, OH
        Columbus, OH                   24,000                                                 30,364

COMMUNITY CENTERS

Artesian Square
        Martinsville, IN                5,000        $   760      $       6,791                  271
Ashland Plaza
        Ashland, KY                                      312              1,633                  548
Audubon Village
        Henderson, KY                                    606              5,453                  (20)
Ayden Plaza
        Ayden, NC                                        138              1,243                   13
Bollweevil Shopping Center
        Enterprise, AL                                   215              1,916                   36
Buckhannon Plaza
        Tennerton, WV                                    269              2,464                   46
Cambridge Plaza
        Cambridge, OH                      (i)           195                691                  428
Canal Place Plaza
        Rome, NY                                         420              6,264               (4,608)
Chillicothe Plaza
        Chillicothe, OH                    (g)            78                410                2,273
Clarksville Plaza
        Clarksville, IN                    (g)           127                621                  559
Corry Plaza
        Corry, PA                                        265              2,472                  198
Cumberland Crossing
        Jacksboro, TN                                    729              6,562                  (19)
East Pointe Plaza
        Columbia, SC                    8,178          1,255             11,294                   99
Grand Union Plaza
        South Glens Falls, NY                            507              4,566                    7
Gratiot Center
        Saginaw, MI                        (g)         1,196             10,778                   63

                                          GROSS AMOUNTS AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                  --------------------------------------
                                               BUILDINGS AND
   DESCRIPTION AND LOCATION                    IMPROVEMENTS      TOTAL
         OF PROPERTY               LAND [b]        [c]          [b] [c]
------------------------------------------------------------------------
Colonial Park Mall
        Harrisburg, PA            $    9,765   $      44,255   $  54,020
Eastland
         Charlotte, NC                 5,357          47,860      53,217
Westshore Plaza
        Tampa, FL                     15,653         145,158     160,811
Eastland Mall, OH
        Columbus, OH                  12,570          17,794      30,364

COMMUNITY CENTERS

Artesian Square
        Martinsville, IN                 944           6,878       7,822
Ashland Plaza
        Ashland, KY                      312           2,181       2,493
Audubon Village
        Henderson, KY                    606           5,433       6,039
Ayden Plaza
        Ayden, NC                        138           1,256       1,394
Bollweevil Shopping Center
        Enterprise, AL                   215           1,952       2,167
Buckhannon Plaza
        Tennerton, WV                    269           2,510       2,779
Cambridge Plaza
        Cambridge, OH                    195           1,119       1,314
Canal Place Plaza
        Rome, NY                         195           1,881       2,076
Chillicothe Plaza
        Chillicothe, OH                   78           2,683       2,761
Clarksville Plaza
        Clarksville, IN                  117           1,190       1,307
Corry Plaza
        Corry, PA                        265           2,670       2,935
Cumberland Crossing
        Jacksboro, TN                    729           6,543       7,272
East Pointe Plaza
        Columbia, SC                   1,255          11,393      12,648
Grand Union Plaza
        South Glens Falls, NY            507           4,573       5,080
Gratiot Center
        Saginaw, MI                    1,196          10,841      12,037

                                                                           LIFE UPON WHICH
                                                    DATE                   DEPRECIATION IN
                                                 CONSTRUCTION               LATE STATEMENT
   DESCRIPTION AND LOCATION       ACCUMULATED       WAS           DATE      OF OPERATIONS
         OF PROPERTY              DEPRECIATION     COMPLETED    ACQUIRED     IS COMPUTED
-------------------------------------------------------------------------------------------
Colonial Park Mall
        Harrisburg, PA            $      9,866                    2003           [e]
Eastland
         Charlotte, NC                   2,938                    2003           [e]
Westshore Plaza
        Tampa, FL                        1,775                    2003           [e]
Eastland Mall, OH
        Columbus, OH                        10                    2003           [e]

COMMUNITY CENTERS

Artesian Square
        Martinsville, IN                 1,211                    1996           [e]
Ashland Plaza
        Ashland, KY                      1,307       1968                        [e]
Audubon Village
        Henderson, KY                      988                    1996           [e]
Ayden Plaza
        Ayden, NC                          309                    1994           [e]
Bollweevil Shopping Center
        Enterprise, AL                     490                    1994           [e]
Buckhannon Plaza
        Tennerton, WV                      614                    1994           [e]
Cambridge Plaza
        Cambridge, OH                      818       1965                        [e]
Canal Place Plaza
        Rome, NY                           618       1994                        [e]
Chillicothe Plaza
        Chillicothe, OH                    374       1964                        [e]
Clarksville Plaza
        Clarksville, IN                    435       1968                        [e]
Corry Plaza
        Corry, PA                          664                    1994           [e]
Cumberland Crossing
        Jacksboro, TN                    1,168                    1996           [e]
East Pointe Plaza
        Columbia, SC                     2,016                    1996           [e]
Grand Union Plaza
        South Glens Falls, NY            1,028                    1994           [e]
Gratiot Center
        Saginaw, MI                      2,589                    1994           [e]

                              GLIMCHER REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                       SUBSEQUENT
                                                            INITIAL COST             TO ACQUISITION
                                                     --------------------------    -----------------
                                                                  BUILDINGS AND
   DESCRIPTION AND LOCATION                                       IMPROVEMENTS
         OF PROPERTY              ENCUMBRANCES [d]    LAND            [a]             IMPROVEMENTS
------------------------------------------------------------------------------------------------------
Hills Plaza East
        Erie, PA                                     $   241      $       2,240    $          (2,481)
Hocking Valley Mall
        Lancaster, OH                  $4,162            606              5,550                  633
Jersey Gardens Center
        Elizabeth, NJ                                                                            379
Kmart
        Alliance, NE                                     175              1,567                    6
Knox Village Square
        Mount Vernon, OH                9,062            865              8,479                  277
Liberty Plaza
        Morristown, TN                       (g)         369              3,312                   10
Linden Corners
        Buffalo, NY                                      414              3,726               (4,140)
Logan Place
        Russellville, KY                     (g)         367              3,307                   73
Lowe's
        Marion, OH                                       626              2,454                    -
Middletown Plaza
        Middletown, OH                                   127              1,159                  307
Monroe Shopping Center
        Madisonville, TN                                 375              3,522                   81
Morgantown Commons
        Morgantown, WV                       (h)         175              7,549               12,360
Morgantown Plaza
        Star City, WV                        (i)         305              1,137                  770
Morningside Plaza
        Dade City, FL                                    487              4,300               (4,787)
New Boston Mall
        Portsmouth, OH                       (g)         537              4,906                  205
Newberry Square Shopping Center
        Newberry, SC                                     594              5,355                   36
North Horner Shopping Center
        Sanford, NC                                      206              1,875                  128
Ohio River
        Gallipolis, OH                                   502              6,373                  168
Pea Ridge Shopping Center
        Huntington, WV                       (g)         687              6,160                  671
Prestonsburg Village Center
        Prestonsburg, KY                     (g)         663              6,002                  207

                                          GROSS AMOUNTS AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                  --------------------------------------
                                               BUILDINGS AND
   DESCRIPTION AND LOCATION                    IMPROVEMENTS      TOTAL
         OF PROPERTY               LAND [b]        [c]          [b] [c]
------------------------------------------------------------------------
Hills Plaza East
        Erie, PA                  $        -   $           -   $       -
Hocking Valley Mall
        Lancaster, OH                    606           6,183       6,789
Jersey Gardens Center
        Elizabeth, NJ                    379                         379
Kmart
        Alliance, NE                     175           1,573       1,748
Knox Village Square
        Mount Vernon, OH                 868           8,753       9,621
Liberty Plaza
        Morristown, TN                   369           3,322       3,691
Linden Corners
        Buffalo, NY                                        -
Logan Place
        Russellville, KY                 368           3,379       3,747
Lowe's
        Marion, OH                       625           2,455       3,080
Middletown Plaza
        Middletown, OH                   127           1,466       1,593
Monroe Shopping Center
        Madisonville, TN                 375           3,603       3,978
Morgantown Commons
        Morgantown, WV                     -          20,084      20,084
Morgantown Plaza
        Star City, WV                    305           1,907       2,212
Morningside Plaza
        Dade City, FL                      -               -
New Boston Mall
        Portsmouth, OH                   537           5,111       5,648
Newberry Square Shopping Center
        Newberry, SC                     594           5,391       5,985
North Horner Shopping Center
        Sanford, NC                      206           2,003       2,209
Ohio River
        Gallipolis, OH                   461           6,582       7,043
Pea Ridge Shopping Center
        Huntington, WV                   687           6,831       7,518
Prestonsburg Village Center
        Prestonsburg, KY                 663           6,209       6,872

                                                                           LIFE UPON WHICH
                                                    DATE                   DEPRECIATION IN
                                                 CONSTRUCTION               LATE STATEMENT
   DESCRIPTION AND LOCATION       ACCUMULATED       WAS           DATE      OF OPERATIONS
         OF PROPERTY              DEPRECIATION     COMPLETED    ACQUIRED     IS COMPUTED
-------------------------------------------------------------------------------------------
Hills Plaza East
        Erie, PA                  $          -                    1994           [e]
Hocking Valley Mall
        Lancaster, OH                    1,514                    1994           [e]
Jersey Gardens Center
        Elizabeth, NJ
Kmart
        Alliance, NE                       389                    1994           [e]
Knox Village Square
        Mount Vernon, OH                 2,552       1992                        [e]
Liberty Plaza
        Morristown, TN                     823                    1994           [e]
Linden Corners
        Buffalo, NY                          -                    1994           [e]
Logan Place
        Russellville, KY                   596                    1996           [e]
Lowe's
        Marion, OH                         642       1993                        [e]
Middletown Plaza
        Middletown, OH                     488                    1972           [e]
Monroe Shopping Center
        Madisonville, TN                   885                    1994           [e]
Morgantown Commons
        Morgantown, WV                   4,967       1991                        [e]
Morgantown Plaza
        Star City, WV                    1,051       1967                        [e]
Morningside Plaza
        Dade City, FL                                             1994           [e]
New Boston Mall
        Portsmouth, OH                   1,328                    1994           [e]
Newberry Square Shopping Center
        Newberry, SC                     1,249                    1994           [e]
North Horner Shopping Center
        Sanford, NC                        436                    1994           [e]
Ohio River
        Gallipolis, OH                   2,295       1989                        [e]
Pea Ridge Shopping Center
        Huntington, WV                   1,739                    1994           [e]
Prestonsburg Village Center
        Prestonsburg, KY                 1,461                    1994           [e]

                              GLIMCHER REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                       SUBSEQUENT
                                                            INITIAL COST             TO ACQUISITION
                                                     --------------------------    -----------------
                                                                  BUILDINGS AND
   DESCRIPTION AND LOCATION                                       IMPROVEMENTS
         OF PROPERTY              ENCUMBRANCES [d]    LAND            [a]             IMPROVEMENTS
------------------------------------------------------------------------------------------------------
Rend Lake Shopping Center
        Benton, IL                                   $   462      $       4,175    $              89
Rhea County Shopping Center
        Dayton, TN                                       395              3,524                  163
Roane County Plaza
        Rockwood, TN                                     630              5,669                  (49)
Scott Town Plaza
        Bloomsburg, PA                                   188              1,730                  304
Shady Springs Plaza
        Beaver, WV                     $2,925            455              4,094                  131
Southside Plaza
        Sanford, NC                                      960              8,644               (9,604)
Stewart Plaza
        Mansfield, OH                                    563              1,867                 (675)
Sunbury Plaza
        Sunbury, PA                                      448              4,074               (4,522)
Sycamore Square
        Ashland City, TN                     (g)         334              3,010                  113
Twin County Plaza
        Galax, VA                            (g)         575              5,199                   87
Vincennes
        Vincennes, IN                                    208              1,875                  146
Walgreens
        Louisville, KY                                   128              1,141                   31
Walgreens
        New Albany, IN                                   123              1,093                   29
Walnut Cove
        Walnut Cove, NC                      (g)         209              1,855                  104
Westpark Plaza
        Carbondale, IL                  2,487            432              3,881                   75
PARTNERSHIPS

Glimcher Properties Limited
        Partnership                                        -      $       1,780    $           9,956
Lloyd Ice Rink
        OEC                                                                                       58
University Mall Theater
        OEC                                                -                  -                  478
                                                     -------      -------------    -----------------

                                                     $53,505      $     590,485    $       1,433,633
                                                     -------      -------------    -----------------

                                          GROSS AMOUNTS AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                  --------------------------------------
                                               BUILDINGS AND
   DESCRIPTION AND LOCATION                    IMPROVEMENTS      TOTAL
         OF PROPERTY               LAND [b]        [c]          [b] [c]
----------------------------------------------------------------------------
Rend Lake Shopping Center
        Benton, IL                $      462   $       4,264   $    4,726
Rhea County Shopping Center
        Dayton, TN                       395           3,687        4,082
Roane County Plaza
        Rockwood, TN                     630           5,620        6,250
Scott Town Plaza
        Bloomsburg, PA                   188           2,034        2,222
Shady Springs Plaza
        Beaver, WV                       455           4,225        4,680
Southside Plaza
        Sanford, NC                        -               -            -
Stewart Plaza
        Mansfield, OH                     74           1,681        1,755
Sunbury Plaza
        Sunbury, PA                        -               -
Sycamore Square
        Ashland City, TN                 334           3,123        3,457
Twin County Plaza
        Galax, VA                        575           5,286        5,861
Vincennes
        Vincennes, IN                    208           2,021        2,229
Walgreens
        Louisville, KY                   128           1,172        1,300
Walgreens
        New Albany, IN                   123           1,122        1,245
Walnut Cove
        Walnut Cove, NC                  209           1,959        2,168
Westpark Plaza
        Carbondale, IL                   432           3,956        4,388
PARTNERSHIPS

Glimcher Properties Limited
        Partnership                            $      11,736   $   11,736
Lloyd Ice Rink
        OEC                                -              58           58
University Mall Theater
        OEC                                -             478          478
                                  ----------   -------------   ----------

                                  $  258,151   $   1,819,472   $2,077,623
                                  ----------   -------------   ----------

                                                                          LIFE UPON WHICH
                                                   DATE                   DEPRECIATION IN
                                                CONSTRUCTION               LATE STATEMENT
   DESCRIPTION AND LOCATION      ACCUMULATED       WAS           DATE      OF OPERATIONS
         OF PROPERTY             DEPRECIATION     COMPLETED    ACQUIRED     IS COMPUTED
------------------------------------------------------------------------------------------
Rend Lake Shopping Center
        Benton, IL               $      1,044                    1994           [e]
Rhea County Shopping Center
        Dayton, TN                        881                    1994           [e]
Roane County Plaza
        Rockwood, TN                      998                    1996           [e]
Scott Town Plaza
        Bloomsburg, PA                    544                    1994           [e]
Shady Springs Plaza
        Beaver, WV                      1,063                    1994           [e]
Southside Plaza
        Sanford, NC                                              1996           [e]
Stewart Plaza
        Mansfield, OH                     130       1979                        [e]
Sunbury Plaza
        Sunbury, PA                                              1994           [e]
Sycamore Square
        Ashland City, TN                  538                    1996           [e]
Twin County Plaza
        Galax, VA                       1,099                    1995           [e]
Vincennes
        Vincennes, IN                     488                    1994           [e]
Walgreens
        Louisville, KY                    288                    1994           [e]
Walgreens
        New Albany, IN                    276                    1994           [e]
Walnut Cove
        Walnut Cove, NC                   499                    1994           [e]
Westpark Plaza
        Carbondale, IL                  1,022                    1994           [e]
PARTNERSHIPS

Glimcher Properties Limited
        Partnership              $      5,234                                   [e]
Lloyd Ice Rink
        OEC                                14                                   [e]
University Mall Theater
        OEC                               294                                   [e]
                                 ------------

                                 $    396,739
                                 ------------

                              GLIMCHER REALTY TRUST
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                                   COSTS CAPITALIZED
                                                                                       SUBSEQUENT
                                                            INITIAL COST             TO ACQUISITION
                                                     --------------------------    -----------------
                                                                  BUILDINGS AND
   DESCRIPTION AND LOCATION                                       IMPROVEMENTS
         OF PROPERTY              ENCUMBRANCES [d]    LAND            [a]             IMPROVEMENTS
------------------------------------------------------------------------------------------------------
DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH                                                               $           1,437
Jersey Gardens Center
        Elizabeth, NJ                                                                          5,249
Meadowview Square
        Kent, OH                                                                               1,657

Other Developments                                         -                  -                9,780
                                                     -------      -------------    -----------------

                                                           -                  -               18,123
                                                     -------      -------------    -----------------

Total                                                $53,505      $     590,485    $       1,451,756
                                                     =======      =============    =================

                                          GROSS AMOUNTS AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                  --------------------------------------
                                               BUILDINGS AND
   DESCRIPTION AND LOCATION                    IMPROVEMENTS      TOTAL
         OF PROPERTY               LAND [b]        [c]          [b] [c]
-------------------------------------------------------------------------
DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH              $      493   $         944   $    1,437
Jersey Gardens Center
        Elizabeth, NJ                  1,540           3,709        5,249
Meadowview Square
        Kent, OH                       1,623              34        1,657

Other Developments                         -           9,780        9,780
                                  ----------   -------------   ----------

                                       3,656          14,467       18,123
                                  ----------   -------------   ----------

Total                             $  261,807   $   1,833,939   $2,095,746
                                  ==========   =============   ==========

                                                                           LIFE UPON WHICH
                                                     DATE                  DEPRECIATION IN
                                                 CONSTRUCTION               LATE STATEMENT
   DESCRIPTION AND LOCATION       ACCUMULATED        WAS          DATE      OF OPERATIONS
         OF PROPERTY              DEPRECIATION     COMPLETED    ACQUIRED     IS COMPUTED
-------------------------------------------------------------------------------------------
DEVELOPMENTS IN PROGRESS
Georgesville Square
        Columbus, OH
Jersey Gardens Center
        Elizabeth, NJ
Meadowview Square
        Kent, OH

Other Developments                           -
                                  ------------

                                             -
                                  ------------

Total                             $    396,739
                                  ============

                              GLIMCHER REALTY TRUST
                              NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

         (a) Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

         (b) The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $2,342,981.

         (c)              RECONCILIATION OF REAL ESTATE

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          2003            2002          2001
                                                                       ----------      ----------    ----------
Balance at beginning of year......................................     $1,802,207      $1,838,166    $1,583,488
  Additions:
      Improvements................................................         29,507          59,376        37,558
      Acquisitions................................................        297,398         203,160       266,420
Deductions........................................................        (33,366)       (298,495)      (49,300)
                                                                       ----------      ----------    ----------
Balance at close of year..........................................     $2,095,746      $1,802,207    $1,838,166
                                                                       ==========      ==========    ==========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          2003            2002          2001
                                                                       ----------      ----------    ----------
Balance at beginning of year......................................       $332,124       $288,485      $225,482
  Depreciation expense and other..................................         73,107         91,910        70,989
  Deductions......................................................         (8,492)       (48,271)       (7,986)
                                                                         --------       --------      --------
Balance at close of year..........................................       $396,739       $332,124      $288,485
                                                                         ========       ========      ========

         (d) See description of debt in Notes 3 and 4 of Notes to consolidated financial statements.

         (e) Depreciation is computed based upon the following estimated lives:
Buildings and improvements-40 years; equipment and fixtures-five to ten years.

         (f) Properties cross-collateralize the following loan:
             San Mall, L.P..........................................    $34,402

         (g) Properties cross-collateralize the Credit Facility with a consortium of banks of up to $150,000.

         (h) Properties cross-collateralize the following loan:
             Morgantown Mall Associates Limited Partnership.........    $55,005

         (i) Properties were held for sale at December 31, 2003.