Form 10-K/A
period 2003-12-31
GLIMCHER REALTY TRUST
filed 2004-04-30
CIK 912898

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                               FORM 10-K/A No. 1


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

EXPLANATORY NOTE

This amendment is being filed to revise information in note 8, "Rentals Under Operating Leases" to the consolidated financial statements of the Company included in the Annual Report on Form 10-K (Item 8) for the year ended December 31, 2003 as to the disclosure of future minimum base rentals under non-cancelable operating leases. Note 22 has been added to the consolidated financial statements to explain the changes in Note 8.

As required by the Securities and Exchange Commission rules, this amendment also includes currently-dated exhibits, 23, 31, 32 and signatures.

This amendment does not amend any other information previously filed in the Company's Form 10-K, including its consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders equity, or statements of cash flows, all of which remain unchanged.


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


21.1     Subsidiaries of the Registrant (filed with 10K on March 12, 2004)


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


                                        GLIMCHER REALTY TRUST

                                        /s/ Herbert Glimcher
                                        ----------------------------------------
                                        Herbert Glimcher
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        April 27, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                     TITLE                    DATE
/s/ Herbert Glimcher                  Chairman of the Board,      April 27, 2004
---------------------------------     Chief Executive Officer
Herbert Glimcher                   (Principal Executive Officer)
                                            and Trustee


/s/ Michael P. Glimcher               President and Trustee       April 27, 2004
---------------------------------
Michael P. Glimcher

/s/ William G. Cornely               Executive Vice President,    April 27, 2004
---------------------------------     Chief Operating Officer,
William G. Cornely                    Chief Financial Officer
                                       Treasurer and Trustee
                                      (Principal Financial and
                                        Accounting Officer)

/s/ George A. Schmidt                Executive Vice President,    April 27, 2004
---------------------------------    General Counsel, Secretary
George A. Schmidt                            and Trustee

/s/ Philip G. Barach                 Member, Board of Trustees    April 27, 2004
---------------------------------
Philip G. Barach

/s/ Oliver W. Birckhead              Member, Board of Trustees    April 27, 2004
---------------------------------
Oliver W. Birckhead

/s/ Wayne S. Doran                   Member, Board of Trustees    April 27, 2004
---------------------------------
Wayne S. Doran

/s/ Janice Page                      Member, Board of Trustees    April 27, 2004
 ---------------------------------
Janice Page

/s/ Alan R. Weiler                   Member, Board of Trustees    April 27, 2004
---------------------------------
Alan R. Weiler

/s/ Harvey A. Weinberg               Member, Board of Trustees    April 27, 2004
---------------------------------
Harvey A. Weinberg

                   REPORT OF INDEPENDENT AUDITORS





To the Board of Trustees and Shareholders of Glimcher Realty Trust:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Glimcher Realty Trust and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company, on January 1, 2001, adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. Also as discussed in Note 2 to the consolidated financial statements, the Company, on January 1, 2003, adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as amended, by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" and adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".

As discussed in Note 22, the Company has revised the amount of future minimum base rentals as of December 31, 2003 disclosed in the notes to the Company's financial statements.

PricewaterhouseCoopers LLP

Columbus, OH
February 23, 2004, except for Note 20, as to which the date is February 27, 2004, and except for the future minimum rentals as presented in tabular form in
Note 8 and Note 22, as to which the date is April 23, 2004

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


8.       RENTALS UNDER OPERATING LEASES - as revised (see Note 22)


         The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2003 are as follows:


               2004.................................   $184,707
               2005.................................    160,438
               2006.................................    138,364
               2007.................................    118,052
               2008.................................     99,272
               Thereafter...........................    310,651
                                                    -----------
                                                     $1,011,484
                                                    ===========


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


22.      EXPLANATION OF AMENDMENT TO NOTE 8

         In April 2004, subsequent to the filing of its Form 10-K for the year ended December 31, 2003, the Company determined that future minimum base rentals under noncancelable operating leases as of December 31, 2003 inadvertently (i) omitted rentals for certain future lease terms and (ii) included rentals relating to certain unconsolidated affiliates. As such, the Company has revised its previous disclosure of such amounts appearing in Note 8 to include future minimum rentals for all appropriate lease terms for outstanding noncancelable leases as of December 31, 2003. This revision did not affect the Company's consolidated balance sheets or statements of operation.

         The table below shows the future minimum rental payments as previously reported and as revised.


                    For years:     As Previously     As Revised
                    ----------     -------------     ----------
                                     Reported
                                     --------
                       2004        $  206,850        $  184,707
                       2005           182,069           160,438
                       2006           159,671           138,364
                       2007           138,772           118,052
                       2008           119,560            99,272
                       Thereafter     111,012           310,651
                                   ----------        ----------
                       Total       $  917,934        $1,011,484
                                   ==========        ==========

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