Form 10-Q
period 2004-03-31
GLIMCHER REALTY TRUST
filed 2004-05-07
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For The Transition Period From ______ To ______

Commission file number 001-12482

GLIMCHER REALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	31-1390518 (I.R.S. Employer Identification No.)

150 E. Gay Street Columbus, Ohio (Address of Principal Executive Offices)	43215 (Zip Code)

Registrant’s telephone number, including area code: (614) 621-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No

As of May 4, 2004, there were 35,505,312 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 30 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and par value amounts)

ASSETS

	March 31, 2004	December 31, 2003

Investment in real estate:
Land	$315,341	$258,151
Buildings, improvements and equipment	2,021,214	1,819,472
Developments in progress	20,731	18,123

	2,357,286	2,095,746
Less accumulated depreciation	427,873	396,739

Net property and equipment	1,929,413	1,699,007
Investment in unconsolidated real estate entities	-	8,827

Net investment in real estate	1,929,413	1,707,834

Cash and cash equivalents	13,762	11,040
Restricted cash	17,588	20,476
Tenant accounts receivable, net	53,921	51,401
Deferred expenses, net	32,829	30,249
Prepaid and other assets	17,080	16,423

Total assets	$2,064,593	$1,837,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,418,968	$1,214,258
Notes payable	82,800	80,800
Accounts payable and accrued expenses, net	52,934	55,691
Distributions payable	21,293	22,559

Total liabilities	1,575,995	1,373,308

Commitments and contingencies

Minority interest in operating partnership	26,172	22,176

Shareholders’ equity:
Series B cumulative preferred shares of beneficial interest, $0.01
par value, 5,118,000 shares issued and outstanding at December 31, 2003	-	127,950
Series F cumulative preferred shares of beneficial interest, $0.01
par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G cumulative preferred shares of beneficial interest, $0.01
par value, 6,000,000 shares issued and outstanding at March 31, 2004	150,000	-
Common shares of beneficial interest, $0.01 par value, 35,388,466 and 35,066,112 shares issued and outstanding as of March 31,
2004 and December 31, 2003, respectively	354	350
Additional paid-in capital	530,647	516,694
Distributions in excess of accumulated earnings	(278,083)	(261,828)
Accumulated other comprehensive loss	(492)	(1,227)

Total shareholder’s equity	462,426	441,939

Total liabilities and shareholder’s equity	$2,064,593	$1,837,423

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the three months ended March 31, 2004 and 2003
(unaudited)
(dollars in thousands, except per share amounts)

	2004	2003

Revenues:
Minimum rents	$56,118	$48,180
Percentage rents	1,784	1,384
Tenant reimbursements	25,724	22,921
Other	5,196	4,815

Total revenues	88,822	77,300

Expenses:
Real estate taxes	8,921	7,850
Property operating expenses	20,963	17,996

	29,884	25,846
Provision for doubtful accounts	1,629	6,277
Other operating expenses	2,362	1,766
Depreciation and amortization	21,065	15,499
General and administrative	2,810	2,038

Total expenses	57,750	51,426

Operating income	31,072	25,874

Interest income	60	51
Interest expense	24,250	19,094
Equity in income of unconsolidated entities, net	3	809

Income before minority interest in operating partnership and discontinued operations	6,885	7,640
Minority interest in operating partnership	54	243

Income from continuing operations	6,831	7,397
Discontinued operations:
Gain (loss) on sale of properties and properties held for sale	3,193	(2,107)
Income from operations	53	274

Net income	10,077	5,564
Less: Preferred stock distributions	4,439	2,958
Less: Issuance costs related to preferred stock redemption	4,878

Net income available to common shareholders	$760	$2,606

EPS available to common shareholders from continuing operations (basic)	$(0.06)	$0.12
Discontinued operations (basic)	$0.08	$(0.05)
EPS (basic)	$0.02	$0.08

EPS available to common shareholders from continuing operations (diluted)	$(0.06)	$0.12
Discontinued operations (diluted)	$0.08	$(0.05)
EPS (diluted)	$0.02	$0.08

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$10,077	$5,564
Other comprehensive income on derivative instruments, net	735	586

Comprehensive income	$10,812	$6,150

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2004 and 2003
(unaudited)
(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net income	$10,077	$5,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,632	6,284
Depreciation and amortization	21,145	15,670
Loan fee amortization	1,010	1,243
Income of unconsolidated entities, net	(3)	(809)
Capitalized development costs charged to expense	127	185
Minority interest in operating partnership	54	243
(Gain) loss on sales of properties from discontinued operations	(3,239)	2,107
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	438	(2,212)
Prepaid and other assets	686	890
Accounts payable and accrued expenses, net	(8,704)	(7,570)

Net cash provided by operating activities	23,223	21,595

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(44,910)	(7,470)
Investment in unconsolidated entities	-	(10,629)
Proceeds from sales of properties - discontinued operations	8,710	9,257
Withdrawals from (payments to) restricted cash	4,068	(1,107)
Additions to deferred expenses	(1,031)	(1,078)

Net cash used in investing activities	(33,163)	(11,027)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	2,000	9,400
Proceeds from issuance of mortgage notes payable	36,500	5,000
Loss on extinguishment of debt	170	-
Proceeds from the issuance of Series G Preferred Shares, net of underwriting costs of $4,725	145,275	-
Redemption of Preferred Series B Shares	(127,950)	-
Principal payments on mortgage notes payable	(24,873)	(2,095)
Net proceeds from other issuance of shares	5,971	1,336
Cash distributions	(24,431)	(21,057)

Net cash provided by (used in) financing activities	12,662	(7,416)

Net change in cash and cash equivalents	2,722	3,152

Cash and cash equivalents, at beginning of period	11,040	11,309

Cash and cash equivalents, at end of period	$13,762	$14,461

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	Organization and Basis of Presentation

Organization

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of regional malls (“Malls”) and community shopping centers (including single tenant retail properties) (“Community Centers”). At March 31, 2004, the Company owned and operated a total of 67 Properties consisting of 25 Malls and 42 Community Centers. The “Company” and “GRT” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of: (a) Glimcher Realty Trust; (b) Glimcher Properties Limited Partnership (the “Operating Partnership” or “GPLP”) (90.9% and 92.2% owned by Glimcher Realty Trust at March 31, 2004 and December 31, 2003, respectively), of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of Glimcher Realty Trust, is the sole general partner; (c) eight Delaware limited partnerships (Catalina Partners Limited Partnership (wholly owned by Colonial Park Mall Limited Partnership), Colonial Park Mall Limited Partnership, Glimcher Loyal Plaza Tenant Limited Partnership, Glimcher University Mall Limited Partnership, Grand Central Limited Partnership, Loyal Plaza Venture Limited Partnership, Montgomery Mall Associates Limited Partnership, and San Mall Limited Partnership); (d) twenty-seven Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, LC Portland, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Glimcher Westpark Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, Fairfield Village, LLC, Great Plains MetroMall, LLC (owned 54% by Olathe Mall, LLC), GB Northtown, LLC, Charlotte Eastland Mall, LLC, Glimcher WestShore, LLC, Jersey Gardens Center, LLC, Glimcher Jersey Gardens, LLC (wholly owned by JG Mezzanine, LLC), MFC Beavercreek, LLC, Polaris Center, LLC, Polaris Mall, LLC and EM Columbus, LLC); (e) one Colorado limited liability company (Olathe Mall, LLC); (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership); (g) eighteen Delaware corporations (Glimcher Auburn, Inc., Glimcher Blaine, Inc., Glimcher Colonial Park Mall, Inc., Glimcher Dayton Mall, Inc., Glimcher Eastland, Inc., Glimcher Grand Central, Inc., Glimcher Johnson City, Inc., Glimcher Loyal Plaza, Inc., Glimcher Loyal Plaza Tenant, Inc., Glimcher Montgomery, Inc., Glimcher Morgantown Mall, Inc., Glimcher Mount Vernon, Inc., San Mall Corporation, Glimcher Tampa, Inc., Glimcher Weberstown, Inc., GP Metromall, Inc., GP Olathe, Inc. and Glimcher PTC, Inc.); (h) two New Jersey corporations (Glimcher JG Urban Renewal, Inc. and N.J. Metromall Urban Renewal, Inc. (wholly owned by JG Mezzanine, LLC)) and (i) two Delaware business trusts (Glimcher Colonial Trust and Colonial Park Trust (wholly owned by Colonial Park Mall Limited Partnership). All of the above entities, except as otherwise noted, are wholly owned by Glimcher Realty Trust, GPLP and/or GPC. In 2004, the Company held percentage ownership interests in the consolidated entities ranging from 90.9% to 100.0%. Glimcher Development Corporation (“GDC”) and its 100% owned subsidiary, Ohio Entertainment Corporation (“OEC”), Trans State Development, Inc., and Kings Mills Development, Inc., all Delaware corporations, are 100.0% owned by the Operating Partnership. GDC is a 99% member in Trans State Development, LLC, a Delaware limited liability company, whose managing member is Trans State Development, Inc., a 1% member. GDC is a 99% member in Kings Mills Development, LLC, as Delaware LLC, whose managing member is Kings Mills Development, Inc., a 1% member. GDC provides development, construction, leasing and legal services to the Company’s ventures in which the Company had an ownership interest and to third parties.

          The consolidated financial statements include the accounts of Glimcher Realty Trust, the Operating Partnership and for the entities listed in the preceding paragraph. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

          The December 31, 2003 balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Revenue Recognition

          Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $26,256 and $22,901 at March 31, 2004 and December 31, 2003, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Tenant reimbursements represent recoveries from tenants for common area maintenance (“CAM”) expenses, real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of temporary tenant revenues, which are recognized as earned; and the proceeds from sales of development land, which are generally recognized at the closing date.

Tenant Accounts Receivable

          Tenant accounts receivable are stated net of the allowance for doubtful accounts of $9,210 and $7,972 at March 31, 2004 and December 31, 2003, respectively. The increase in the allowance balance primarily relates to reserve balances of entities acquired in January 2004.

          The Company recorded a provision for credit loss based on a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience.

Purchase accounting for acquisition of additional interests in real estate

          For purchases consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting was applied, on a pro-rata basis, to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

          The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods to determine the replacement cost of the tangible assets.

          In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized to rental income over the initial lease term.

          The aggregate value of other acquired intangible assets relates to tenant relationships. Factors considered by management in assigning a value to these relationships include; assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate 4 to 6 month lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

          The aggregate value of other acquired intangible assets, consisting of in-place leases, is determined by evaluating various factors, including, an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Management assigned no value to these assets.

Stock-Based Compensation

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

	For the Three Months Ended March 31,

	2004	2003

Net income available to common shareholders:
As reported	$760	$2,606
Pro forma	$750	$2,590

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003	$57	$12
Included in Pro forma for awards before January 1, 2003	$10	$16

Earnings per share (basic):
As reported	$0.02	$0.08
Pro forma	$0.02	$0.08

Earnings per share (diluted):
As reported	$0.02	$0.08
Pro forma	$0.02	$0.07

Supplemental Disclosure of Non-Cash Financing and Investing Activities

          Accounts payable and accrued expenses of $1,347 and $3,020 were accrued for real estate improvements and other assets as of March 31, 2004 and December 31, 2003, respectively. As a result of the Company’s acquisitions of joint venture interests not previously owned $193,190 and $34,255 of debt was assumed for the three months ending March 31, 2004 and 2003, respectively. Also, during the first quarter of 2004, the Company issued 594,342 new Operating Partnership units in connection with the acquisition at Polaris Fashion Place with an approximate value of $13,564.

          Share distributions of $17,015 and $16,860 and Operating Partnership distributions of $1,713 and $1,427 had been declared but not paid as of March 31, 2004 and December 31, 2003, respectively. Series B cumulative preferred share distributions of $2,959 had been declared but not paid as of December 31, 2003. Series F cumulative preferred share distributions of $1,313 and $1,313 had been declared but not paid as of March 31, 2004 and December 31, 2003, respectively. Series G cumulative preferred share distributions of $1,253 have been declared but not paid as of March 31, 2004.

Early Extinguishment of Debt

          The Company reflects costs associated with early extinguishment of debt in interest expense in the consolidated statement of operations. Costs associated with early extinguishment of debt which are reflected in interest expense is $170 for the three months ended March 31, 2004. There were no such costs for the three months ended March 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

New Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The Company is still evaluating the impact of this consensus as it relates to the operating partnership minority interest.

Reclassifications

          Certain reclassifications of prior period amounts, including the presentation of the statement of operations for SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2004 presentation.

3.	Investment in Unconsolidated Real Estate Entities

          Investment in unconsolidated real estate entities for the period January 1, 2004 through January 4, 2004 consists of a 50% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC. On January 5, 2004 the Company acquired the remaining 50% third party joint venture interest in Polaris Center, LLC for $10,000 in cash and the assumption of an existing mortgage. On the same day the Company also acquired the remaining 60.71% third party joint venture interest in Polaris Mall, LLC for approximately $46,500, which was paid for with approximately $32,900 in cash and 594,342 Operating Partnership units valued at approximately $13,564 and the assumption of an existing mortgage. As a result of the completion of these transactions, the Company has acquired all remaining joint venture interests not previously owned by the Company.

          The share of net income for the period January 1, 2003 through March 5, 2003 includes the Company’s 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% third party interest in this entity. The share of net income for the period January 1, 2003 through March 31, 2003 includes the Company’s 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% third party interest in this entity. The share of net income for the period January 1, 2003 through March 31, 2003 includes the Company’s 20% interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% third party interest in this entity. As a result, the entities mentioned above are fully consolidated as of March 6, 2003, April 24, 2003 and August 14, 2003, respectively

          GDC provides development, construction, leasing and legal services for a fee to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $166 for services provided to the joint ventures for the three months ended March 31, 2003.

          The summary financial information of the Company’s unconsolidated real estate entities and a summary of the Operating Partnership’s investment in and share of net income from such unconsolidated entities are presented below:

BALANCE SHEET	December 31, 2003

Assets:
Investment properties at cost, net	$184,497
Other assets	13,238

$197,735

Liabilities and Members’ Equity:
Mortgage notes payable	$190,465
Accounts payable and accrued expenses	8,326

198,791
Members’ equity	(1,056)

$197,735

Operating Partnership’s share of members’ equity	$961

Reconciliation of members’ equity to Company investment in unconsolidated real estate entities:

Members’ equity	$961
Advances to and additional costs	7,866

Investment in unconsolidated real estate entities	$8,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

STATEMENTS OF OPERATIONS	For the Three Months Ended March 31,

	2004	2003

Total revenues	$327	$12,563
Operating expenses	103	5,060

Net operating income	224	7,503
Depreciation and amortization	79	2,319
Other expenses	4	26
Interest expense, net	126	3,240

Net income	$15	$1,918

Operating Partnership’s share of net income	$10	$844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

4.	Mortgage Notes Payable as of March 31, 2004 and December 31, 2003 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms/ Prepayment Date	Payment at Maturity	Maturity Date

	2004	2003	2004	2003

Fixed Rate
Glimcher Jersey Gardens, LLC	$135,000	$135,000	4.31%	4.31%		(a)	$135,000	June 9, 2004
JG Mezzanine, LLC	27,436	28,141	10.53%	10.53%		(b)	$27,374	June 9, 2004
Montgomery Mall Associates, LP	44,746	44,909	6.79%	6.79%		(b)	$43,843	(d)
Weberstown Mall, LLC	19,558	19,617	7.43%	7.43%		(b)	$19,033	May 1, 2006
San Mall, LP	34,297	34,402	8.35%	8.35%		(b)	$32,623	(e)
Colonial Park Mall, LP	33,789	33,899	7.73%	7.73%		(b)	$32,033	(e)
Charlotte Eastland Mall, LLC	45,807	45,974	7.84%	7.84%		(b)	$42,323	(f)
Morgantown Mall Associates, LP	54,811	55,005	6.89%	6.89%		(b)	$50,823	(f)
Grand Central, LP	49,759	49,921	7.18%	7.18%		(b)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,867	39,957	8.37%	8.37%		(b)	$36,981	June 1, 2010
Polaris Center, LLC	41,680		8.20%			(b)	$38,546	(g)
Ashland Venture, LLC	26,090	26,196	7.25%	7.25%		(b)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,998	58,171	8.27%	8.27%		(b)	$49,824	(h)
Glimcher WestShore, LLC	99,312	99,658	5.09%	5.09%		(b)	$84,824	Sep. 9, 2012
University Mall, LP	65,882	66,158	7.09%	7.09%		(b)	$52,524	(i)
PFP Columbus, LLC	148,152		5.24%			(b)	$124,306	May 11, 2013
LC Portland, LLC	138,660	139,120	5.42%	5.42%		(b)	$116,922	(j)
MFC Beavercreek, LLC	113,510	113,874	5.45%	5.45%		(b)	$92,762	(k)
Glimcher SuperMall Venture, LLC	61,628	61,804	7.54%	7.54%		(b)	$49,969	(l)
Other Fixed Rate Debt	18,550	18,636	(m)	(m)		(b)	$17,173	(n)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	Nov. 1, 2028

	1,275,532	1,089,442

Variable Rate
Great Plains Metro Mall, LLC	24,807	25,000	4.97%	5.05%	(o)	(b)	$24,807	July 9, 2004
Glimcher River Valley Mall , LLC	38,000	38,000	5.00%	5.00%	(p)	(a)	$38,000	Dec. 31, 2004
EM Columbus, LLC	24,000	24,000	3.09%	3.15%	(q)	(a)	$24,000	Jan. 1, 2007
Other Variable Rate Debt	53,985	20,816	(r)	(r)		(a)(b)	$53,688	(s)

	140,792	107,816

Other
Fair value adjustment -
Polaris Center, LLC	2,644
Extinguished Debt		17,000		9.17%

Total Mortgage Notes Payable	$1,418,968	$1,214,258

(a)	The loan requires monthly payments of interest only.
(b)	The loan requires monthly payments of principal and interest.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures in August 2028, with an optional prepayment date in 2005.
(e)	The loan matures in October 2027, with an optional prepayment date in 2007.
(f)	The loan matures in September 2028, with an optional prepayment date in 2008.
(g)	The loan matures in June 2030, with an optional prepayment date in 2010.
(h)	The loan matures in July 2027, with an optional prepayment date in 2012.
(i)	The loan matures in January 2028, with an optional prepayment date in 2013.
(j)	The loan matures in June 2033, with an optional prepayment date in 2013.
(k)	The loan matures in November 2033, with an optional prepayment date in 2014.
(l)	The loan matures in February 2028, with an optional prepayment date in 2015.
(m)	Interest rates ranging from 6.78% to 7.49% at March 31, 2004 and December 31, 2003.
(n)	Final maturity dates ranging from February 2007 to August 2011.
(o)	Interest rate of LIBOR (capped by a derivative at 4.00%) plus 388 basis points until maturity.
(p)	Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.
(q)	Interest rate of LIBOR plus 200 basis points.
(r)	Interest rates ranging from LIBOR plus 195 to 300 basis points (3.04% to 4.10% at March 31, 2004 and 3.09% to 3.69% at December 31, 2003).
(s)	Final maturity dates ranging from July 2004 to August 2005.

          All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,729,848 and $1,493,456 at March 31, 2004 and December 31, 2003, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized as part of a group of Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each Property within the collateral package. In general, the cross-defaulted Properties are under common ownership. Additionally, $207,392 of mortgage notes payable relating to certain Properties has been guaranteed by GPLP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

5.	Notes Payable

          The Company’s credit facility provides it with the ability to borrow up to $150.0 million. This credit facility expires October 16, 2006 and is collateralized with first mortgage liens on three Malls and ten Community Centers. The interest rate on the credit facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the ratio of debt to asset value. The credit facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio which limits the Company’s outstanding debt to 65% of its total asset value.

          At March 31, 2004 and December 31, 2003, the outstanding balance on the credit facility was $82.8 million and $80.8 million, respectively. Additionally, $8.7 million and $4.2 million represents a holdback on the available balance of the credit facility for collateral changes and letters of credit issued under the credit facility at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, the unused balance of the credit facility available to the Company was $58.5 million and $65.0 million, respectively. The interest rate on the credit facility was 2.59% and 2.62% at March 31, 2004 and December 31, 2003, respectively.

6.	Preferred Shares

          The Company’s Declaration of Trust authorizes the Company to issue up to an aggregate 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

          On November 17, 1997, the Company completed a $120,000 public offering of 4,800,000 shares of 9¼% Series B cumulative preferred shares of beneficial interest (the “Series B Preferred Shares”). On November 25, 1997, the Company sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the Series B Preferred Shares are payable quarterly in arrears. On February 27, 2004, the Company redeemed the 5,118,000 Series B Preferred Shares. Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the distributions accrued and unpaid. The total amount used to redeem the shares, including accrued dividends, was $129,824.

          The Company recorded a reduction to net earnings available to common shareholders of $4,878 as required under Emerging Issues Task Force Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversation of Preferred Stock.” This charge represents costs that were incurred and recorded in Additional Paid In Capital at the time of the initial issuance of the Series B Preferred Shares in 1997.

          On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of 8¾% Series F cumulative preferred shares of beneficial interest, par value $0.01 per share, (the “Series F Preferred Shares”), at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

          On February 23, 2004, the Company completed its offering to the public of 6,000,000 shares of 8 1/8% Series G cumulative redeemable preferred shares of beneficial interest, (the “Series G Preferred Shares”). Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009 at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred shares on February 27, 2004 and to pay down $16.9 million of the Company’s credit facility, which was drawn upon to pay off $17.0 million of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

7.	Earnings Per Share

          The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

	For the Three Months Ended March 31,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income from continuing operations	$6,831			$7,397
Less: Preferred stock dividends	(4,439)			(2,958)
Add: Minority interest adjustments	297			(160)
Issuance costs related to preferred stock redemption	(4,878)

	(2,189)	35,130	$(0.06)	4,279	34,335	$0.12

Effect of Dilutive Securities
Operating Partnership units	(243)	3,537		403	3,279
Options		633			210

Diluted EPS

Income (loss) from continuing operations	$(2,432)	39,300	$(0.06)	$4,682	37,824	$0.12

          Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 429 and 1,337 for the three months ended March 31, 2004, and 2003, respectively.

          The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Discontinued operations	$0.08	$0.08	$(0.05)	$(0.05)

8.	Rentals Under Operating Leases

          The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of March 31, 2004 are as follows:

2004 (nine months)	$156,586
2005	183,717
2006	161,350
2007	140,601
2008	121,480
Thereafter	389,328

$1,153,062

          Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $184 and $296 for the three months ended March 31, 2004 and 2003, respectively. In 2004 and 2003, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

9.	Shareholders’ Equity

          The Company’s Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of beneficial interest, consisting of common shares or one or more series of preferred shares of beneficial interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

          The following table summarizes the change in distributions in excess of accumulated earnings:

Balance, January 1, 2004	$(261,828)
Distributions declared, $0.4808 per share	(17,015)
Preferred stock distributions	(4,439)
Preferred stock redemptions	(4,878)
Net income	10,077

Balance, March 31, 2004	$(278,083)

10.	Segment Reporting

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

          Selected information about reportable segments of the Company is summarized in the table below:

	For the Three Months Ended March 31, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$80,191	$8,617	$14	$88,822
Total operating expenses	49,552	5,126	3,072	57,750

Operating income (loss)	$30,639	$3,491	$(3,058)	$31,072

Equity in income (loss) of unconsolidated entities	$4	$(1)	-	$3

Net property and equipment	$1,722,535	$201,031	$5,847	$1,929,413

Total assets	$1,811,303	$234,712	$18,578	$2,064,593

	For the Three Months Ended March 31, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$67,860	$9,023	$417	$77,300
Total operating expenses	44,362	3,385	3,679	51,426

Operating income (loss)	$23,498	$5,638	$(3,262)	$25,874

Equity in income (loss) of unconsolidated entities	$686	$123	-	$809

Net property and equipment	$1,298,780	$183,487	$10,876	$1,493,143

Total assets	$1,402,812	$205,593	$50,672	$1,659,077

Investment in unconsolidated entities	$23,628	$3,479	-	$27,107

11.	Contingencies

          The Company has provided guarantees in connection with the outstanding debt of Polaris Fashion Place until certain tenant allowances are paid. The guarantee was $2,761 at March 31, 2004. As of March 31, 2004, no reserves for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

12.	Derivatives and Hedging Activities

          The Company accounts for its derivatives and hedging activities under SFAS No. 133, as amended by SFAS Numbers 138 and 149. During the three months ended March 31, 2004, the Company recognized additional other comprehensive income of $735 to adjust the carrying amount of the interest rate swaps and caps to their fair values at March 31, 2004, which includes $894 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $54 in minority interest participation. During the three months ended March 31, 2003, the Company recognized additional other comprehensive income of $586 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2003, net of $1,533 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $94 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

          The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2004. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap – Cash Flow	$162,000	2.34%	June 15, 2004	$(537)
Sold Cap – Cash Flow	$162,000	7.00%	June 15, 2004	-
Cap – Cash Flow	$165,000	7.00%	June 15, 2004	-
Cap – Cash Flow	$42,000	4.00%	July 15, 2004	-

          On March 31, 2004, the derivative instruments were reported at their fair value of $(537) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $492 is expected to be reclassified in 2004. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the three months ended March 31, 2004.

          To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

13.	Discontinued Operations

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first three months of 2004, the Company sold three Community Centers for $8,275. The Company recognized a net gain associated with these three Community Centers of $3,193, which, in accordance with SFAS No. 144 is reported in discontinued operations. Total revenues for these assets were $220 and $246 for the three months ended March 31, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of Community Centers.

14.	Acquisitions

          The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase allocation is based on the information available at this time. Subsequent adjustments and refinements to the allocation may be made, based on additional information. The Company believes any subsequent adjustments will be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

          On January 5, 2004, the Company acquired from the joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio, for approximately $46.5 million, consisting of approximately $33.0 million in cash and the balance by the issuance of 594,342 operating units in GPLP. The operating units were valued at approximately $13.6 million based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

          On January 5, 2004, the Company acquired from the joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 square foot community center located in Columbus, Ohio, for approximately $10.0 million, which was paid for in all cash. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule.

          On December 22, 2003, the Company acquired Eastland Mall (“Eastland Ohio”), an approximately 940,000 square foot enclosed regional mall in Columbus, Ohio, from Columbus East Joint Venture, an Ohio general partnership. The purchase price of $29.65 million was paid with (i) the proceeds from a $24 million three-year mortgage loan that bears interest at a per annum rate of LIBOR plus 200 basis points and (ii) approximately $5 million of borrowings on the Company’s credit facility. The Company may, subject to the satisfaction of certain conditions, also borrow up to an additional $12 million under the loan to fund costs relating to the addition of a new anchor and other improvements to the Mall. The repayment of the loan has been guaranteed by each of GPLP and GPC, the general partner of GPLP.

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

          On April 24, 2003, the Company completed the acquisition from Greyhawke Net Lease Investors III, LLC, a Delaware limited liability company, of the 50% interest not previously owned by the Company in G & G Blaine, LLC, and a related parcel of land for approximately $2.96 million in cash. With the completion of this transaction, the Company is the sole owner of a vacant anchor building and underlying land at Northtown Mall in Minneapolis, Minnesota. Northtown Mall is wholly owned by the Company.

          On March 6, 2003, the Company completed the acquisition of the joint venture interest not previously owned by the Company in Colonial Park Mall, an enclosed regional mall located in Harrisburg, Pennsylvania, from LB Colonial Park, LLC, a Delaware limited liability company. The Company acquired the remaining 50% interest for $5.5 million in cash. The property had an outstanding mortgage balance of $34.3 million on the acquisition date. The existing mortgage, which originated in 1997, matures in 2027, with an optional prepayment in 2007. The debt bears interest at a fixed rate of 7.73% per annum and requires payments of interest and principal based on a 30-year amortization schedule.

          For all the acquisitions listed above and which were made in 2003 and 2004, the Company calculated the proforma results of operations as if the acquisitions occurred on January 1, 2003:

	For the Three Months Ended March 31,
	2004	2003
Pro forma revenues	$89,130	$94,245
Pro forma net income	$767	$4,333
Pro forma earnings per share-diluted	$0.02	$0.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

          Intangibles associated with acquisitions of WestShore Plaza Mall, Eastland Mall Ohio, Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,070. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.9 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the relationship. The amortization period of the tenant relationships range from 12 to 17 years. Net amortization for all of the acquired intangibles is a net amount of $163 and $0 for the three months ended March 31, 2004 and 2003, respectively. The net book value of the intangible assets at March 31, 2004 is a net credit of $5,477 and is included in the accounts payable and accrued liabilities on the consolidated balance sheet.

          On January 5, 2004, the Company acquired from its joint venture partners the remaining interest in Polaris Fashion Place and Polaris Towne Center. The basis for the interest acquired was stepped up to the fair value while the interest previously owned was valued at historical cost. A condensed balance sheet disclosing the amount assigned to each major asset and liability caption related to this acquisition is shown below:

ASSETS

Investment in real estate:
Land	$57,696
Buildings, improvements and equipment	188,017
Developments in progress	1,281

Investment in real estate, net	246,994

Cash and restricted cash	2,064
Tenant accounts receivable, net	5,193
Deferred expenses, net	5,469
Prepaid, intangibles and other assets	484

Total Assets	$260,204

LIABILITIES

Mortgage notes payable	$193,216
Accounts payable and accrued expenses	2,775

Total Liabilities	$195,991

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the unaudited consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-Q.

          This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for CAM, taxes and other property expenses, the failure to refinance debt at favorable terms and conditions, the failure to sell properties as anticipated, as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission.

Overview

          Glimcher Realty Trust is a self-administered and self-managed real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. The “Company”, “we”, “us” and “our” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties consisting of enclosed regional and super regional malls and community shopping centers. As of March 31, 2004, we owned interests in and managed 67 properties, consisting of 25 Mall Properties and 42 Community Centers (including four single tenant retail properties) located in 22 states. The Properties contain an aggregate of approximately 26.7 million square feet of gross leasable area (“GLA”) of which approximately 89.8% was occupied at March 31, 2004.

          Our primary business objective is to achieve growth in net income and funds from operations (“FFO”), by developing and acquiring retail properties, by improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

          Key elements of our growth strategies and operating policies are to:

•	Increase Property values by aggressively marketing available GLA and renewing existing leases;

•	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents;

•	Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of Properties in order to lease available space;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants and

•	Utilize our development capabilities to develop quality properties at low costs.

          Our strategy is to be a leading REIT focusing on enclosed Malls located primarily in the top 100 metropolitan statistical areas by population. We intend to continue investing in our existing Mall Properties and disposing of certain Community Centers as the marketplace creates favorable opportunities to do so. We expect to continue investing in select development opportunities and in strategic acquisitions of Mall Properties that provide growth potential. Our goal is to have our Mall Properties eventually comprise over 90% of our annualized minimum rents. As of March 31, 2004, the Mall Properties comprise 88% of our annualized minimum rents. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from asset dispositions, proceeds from secured mortgage financing, proceeds from the issuance of equity or debt securities, or a combination of one or more of the foregoing.

Critical Accounting Policies and Estimates

General

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principals (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees. Actual results may differ from these estimates under different assumptions or conditions.

          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes have occurred during the fiscal quarter ended March 31, 2004, to our critical accounting policies.

Funds from Operations

          Our consolidated financial statements have been prepared in accordance with GAAP. We have indicated that FFO, a non-GAAP financial measure, is also a key measure of financial performance. FFO is an important and widely used financial measure of operating performance in our industry, which we believe provides important information to investors and a relevant basis for comparison among REITs.

          We believe that FFO is an appropriate and valuable measure of our operating performance because real estate generally appreciates over time or maintains a residual value to a much greater extent than personal property and, accordingly, reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties.

          FFO, as defined by the National Association of Real Estate Investment Trusts (`NAREIT”) is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

          The following table illustrates the calculation of FFO and the reconciliation of FFO to Net income available to common shareholders for the three months ended March 31, 2004 and 2003 (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net income available to common shareholders	$760	$2,606
Add back (less):
Real estate depreciation and amortization	20,550	15,167
Share of joint venture real estate depreciation and amortization	39	1,035
Minority interest in operating partnership	54	243
Discontinued operations: (Gain) loss on sales of properties	(3,193)	2,107

Funds from operations	$18,210	$21,158

          FFO decreased 13.9% or $2.9 million for the three months ended March 31, 2004 from the three months ended March 31, 2003. This decrease can be primarily attributed to a $4.88 million charge associated with the original issuance costs of the Series B Preferred Shares that were redeemed during the first quarter of 2004. The decrease was offset by improvements from the purchase of four joint venture interests in regional malls and the purchase of two regional malls in which we had no previous interest. These six malls contributed $5.8 million to FFO in excess of the first quarter of last year. These increases were offset with a higher dividend payment totaling $1.5 million. Our goal is to increase net income available to common shareholders and total FFO.

Results of Operations - Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

          Total revenues increased 14.9%, or $11.5 million, for the three months ended March 31, 2004. Of the $11.5 million increase, a $10.3 million resulted from the acquisition of three Malls previously reflected as owned by joint ventures in which we were a joint venturer, a $7.2 million increase from the WestShore Plaza Mall and Eastland Mall Ohio acquisitions, which was partially offset by a $5.0 million decrease in lease termination income and a 1.9% reduction in same center revenue. Revenues from acquisitions for the three months ended March 31, 2004 reflect the inclusion in the consolidated financial statements of Colonial Park Mall, effective March 6, 2003, Eastland Mall North Carolina, effective August 14, 2003, WestShore Plaza Mall effective August 27, 2003, Eastland Mall Ohio, effective December 22, 2003, Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004.

Minimum rents

          Minimum rents increased 16.5% or $7.9 million, for the three months ended March 31, 2004. Same center rents declined due to decreases in lease termination income in the first quarter of 2004 as compared to first quarter of 2003. During the first quarter of 2004, the Company recognized approximately $452,000 of income as a result of the termination of certain leases as compared to $5.4 million of recognized lease termination income in the first quarter of 2003.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same center	$(2.4)	$(2.2)	$(4.6)	(9.6)%
Acquisitions	11.1	1.4	12.5	26.1

	$8.7	$(0.8)	$7.9	16.5%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 12.2%, or $2.8 million, for the three months ended March 31, 2004. The same center decrease at the Malls is due to lower estimated recovery rates used in the first quarter of 2004 as compared to 2003.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same center	$(2.0)	$(0.3)	$(2.3)	(10.0)%
Acquisitions	4.8	0.3	5.1	22.2

	$2.8	$0.0	$2.8	12.2%

Other revenues

          The $381,000 increase in other revenues is due to a $680,000 increase in temporary tenant income, a $91,000 increase in ice rink revenue, $67,000 in additional sponsorship income and $60,000 in addition revenue from the sale of outparcels. The increases were partially offset by the $712,000 reduction of management fee income associated with the properties previously held as joint ventures.

Expenses

          Total expenses increased 12.3%, or $6.3 million, for the three months ended March 31, 2004. Real estate taxes and property operating expenses increased $4.0 million, depreciation and amortization increased $5.6 million, and general and administrative expenses increased $772,000. These increases were partially offset by a decrease in provision for doubtful accounts of $4.6 million.

Real estate taxes and property operating expenses

          Real estate taxes and property operating expenses increased 15.6%, or $4.0 million, for the three months ended March 31, 2004. This increase is primarily attributable to acquisitions.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same center	$(0.8)	$(0.5)	$(1.3)	(5.0)%
Acquisitions	5.0	0.3	5.3	20.6

	$4.2	$(0.2)	$4.0	15.6%

Provision for doubtful accounts

          The provision for doubtful accounts was $1.6 million for the three months ended March 31, 2004 and $6.3 million for the corresponding period in 2003.

          The first three months of 2003 included a specific provision attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance at our three value Malls (Jersey Gardens, Great Mall of the Great Plains and SuperMall of the Great Northwest) as well as settlement of past due billings resolved during the first three months of 2003. Our policy is to record the estimated recovery as an accounts receivable monthly throughout the year, and true-up the recorded receivable upon completion of the true-up calculation.

Other operating expenses

          Other operating expenses were $2.4 million for the three months ended March 31, 2004 compared to $1.8 million for the corresponding period in 2003. Acquisitions contributed to $117,000 of the increase while ice rink and theater expenses were up $73,000. The remaining increase in operating expenses was driven by investments in operating efficiencies across the Mall Properties.

Depreciation and Amortization

          The $5.6 million increase in depreciation and amortization for the three months ended March 31, 2004, consists primarily of $2.6 million from the consolidation of three Malls and one Community Center, which were previously reflected as joint ventures, $1.5 million increase from the WestShore Plaza Mall and Eastland Ohio acquisitions, and $1.5 million of same center additions.

General and Administrative

          General and administrative expense was $2.8 million and represented 3.2% of total revenues for the three months ended March 31, 2004 compared to $2.0 million and 2.6% of total revenues for the corresponding period in 2003. The increase is primarily due to the costs associated with corporate governance initiatives and increases in employee benefit expenses.

Interest expense/capitalized interest

          Interest expense increased 27.0%, or $5.2 million for the three months ended March 31, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended March 31,
	2004	2003	Inc.(Dec.)
Average loan balance	$1,502,020	$1,116,303	$385,717
Average rate	6.09%	6.43%	(0.34)%

Total interest	$22,868	$17,944	$4,924
Amortization of loan fees	1,010	1,243	(233)
Capitalized interest and other	372	(93)	465

Interest expense	$24,250	$19,094	$5,156

Equity in income (loss) of unconsolidated entities

          The $806,000 decrease in the equity in income of unconsolidated entities results primarily from the purchase in January 2004 of joint venture interests not previously owned by us.

Discontinued Operations

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first three months of 2004, the Company sold three Community Centers for $8.3 million and recognized a net gain of $3.2 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for the three Community Centers were $220,000 and $246,000 for the three months ended March 31, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of Community Centers.

Liquidity and Capital Resources

Liquidity

          Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. We anticipate that these needs will be met with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

          Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under the credit facility, construction financing, long-term mortgage debt, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy relative to the acquisitions, renovations, expansions and developments.

          At March 31, 2004, our total-debt-to-total-market capitalization was 54.3% per annum, compared to 55.5% per annum at December 31, 2003 and 57.3% at March 31, 2003. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

          The total-debt-to-total-market capitalization is calculated below (dollars in thousands).

	March 31, 2004	March 31, 2003
Stock Price (end of period)	$27.10	$19.20
Market Capitalization Ratio:
Common Shares outstanding	35,389	34,406
Operating Partnership units outstanding	3,563	3,279

Total Common Shares and units outstanding at end of period	38,952	37,685

Market capitalization – Common Shares outstanding	$959,042	$660,595
Market capitalization – Operating Partnership units outstanding	96,557	62,957
Market capitalization – Series B Preferred Shares	-	127,950
Market capitalization – Series F Preferred Shares	60,000	-
Market capitalization – Series G Preferred Shares	150,000	-
Total debt (end of period)	1,501,768	1,142,439

Total market capitalization	$2,767,367	$1,993,941

Total debt / total market capitalization	54.3%	57.3%

Financing Activity

Total debt increased by $206.7 million during 2004. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2003	$1,214,258	$80,800	$1,295,058
Acquired mortgage debt:
Polaris Fashion Place	148,688		148,688
Polaris Towne Center	41,751		41,751
Polaris Towne Center – Fair value adjustment	2,751		2,751
New mortgage debt	36,500		36,500
Repayment of debt	(20,275)		(20,275)
Debt amortization payments in 2004	(4,598)		(4,598)
Amortization of fair value adjustment	(107)		(107)
Net draws, line of credit		2,000	2,000

March 31, 2004	$1,418,968	$82,800	$1,501,768

          During 2004, the we incurred additional mortgage notes payable totaling $36.5 million with respect to the Polaris Fashion Place acquisition. The repayment of this loan has been guaranteed by Polaris Mall, LLC. In addition, as security for repayment of the loan, GPLP has pledged 100% of its limited liability company interest in Polaris Mall, LLC and has entered into a negative pledge agreement, whereby it has agreed not to grant a lien on twenty-five of GPLP’s properties. The loan matures in July 2004 with one six month extension and bears interest at a rate equal to LIBOR plus 3.00% per annum (4.10% at March 31, 2004).

          At March 31, 2004, our credit facility was collateralized with first mortgage liens on thirteen Properties having a net book value of $132.8 million and our mortgage notes payable were collateralized with first mortgage liens on Properties having a net book value of $1,729.8 million. We also owned 24 unencumbered Properties having a net book value of $68.5 million at that date. Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage may constitute a default under all of the mortgages in the group and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a net book value of $215.4 million and represent eleven Community Centers and six Malls.

Capital Expenditures

          We plan capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lots, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the useful life of the asset.

Acquisitions and Dispositions

          We are pursuing a strategy of selling single tenant and non-strategic Community Center assets and focusing on the Mall portfolio. The timing and selling prices of future asset sales are dependent upon our being able to consummate sales transactions under acceptable terms and at satisfactory pricing. Net proceeds from asset sales are expected to be applied to reduce debt and to fund additional investments in regional mall properties.

          During the first quarter of 2004, we sold three Community Centers for $8.3 million. In accordance with SFAS No. 144, the sold Properties are reported in Discontinued Operations.

          On January 5, 2004, we acquired from the joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio, for approximately $46.5 million, consisting of $32.9 million in cash and the balance by the issuance of 594,342 operating units in GPLP. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

          On January 5, 2004, we also acquired from the joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 square foot community center located in Columbus, Ohio, for approximately $10.0 million, which was paid in cash. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule.

Preferred Stock Activity

          On February 23, 2004, we completed an offering to the public of 6,000,000 shares of 8.125% Series G cumulative redeemable preferred shares of beneficial interest (the “Series G Preferred Shares”) at a purchase price of $25.00 per Series G Preferred Share. Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. We generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. Approximately $128.4 million of the net proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16.9 million of our credit facility, which was drawn upon to pay off $17.0 million in subordinated mortgage debt relating to our Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

Cash Activity

          Net cash provided by operating activities was $23.2 million for the quarter ended March 31, 2004. This amount represents a $1.6 million increase as compared to the same period last year. Changes in operating assets and liabilities accounted for a $1.3 million increase.

          Net cash used by investing activities was $33.2 million for the quarter ended March 31, 2004. For the quarter we spent $44.9 million for the acquisition and addition to our investment in real estate, $42.9 million represented the cash paid for the acquisition of Polaris Fashion Place and Polaris Towne Center. We also received $8.7 million from the sale of three Community Centers and one outparcel. These proceeds were used to pay down on our outstanding variable rate debt.

          Net cash provided from financing activities was $12.7 million for the quarter ended March 31, 2004. This amount represents a $20.1 million increase as compared to the same period last year. The increase can be attributed primarily from the issuance of $150 million of the Series G Preferred Shares, which net proceeds totaled $145.3 million offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We also received $36.5 million from the issuance of mortgage notes payable, which were used to fund the Polaris Fashion Place acquisition. Cash used to repay mortgage notes payable increased by $22.8 million. This increase can be attributed to the $17.0 million payment on the Great Mall of the Great Plains mezzanine loan as well as additional principal payments required under our fixed rate debt mortgages as a result of refinancings and acquisitions.

Contractual Obligations and Commercial Commitments

Contractual Obligations

          Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

          At March 31, 2004, we had the following obligations relating to dividend distributions. In the first quarter of 2004, the Company declared distributions of $0.4808 per common share, to be paid in the second quarter of 2004. GPLP declared distributions of $0.4808 per unit for the Operating Partnership units to be paid in the second quarter of 2004. The Series F Preferred Shares are not required to be redeemed and therefore, the distributions on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the distributions for the Series F Preferred Shares are included in the contractual obligations through that date. The total distribution obligation included in the table for the Series F Preferred Shares is $23.6 million. The Series G Preferred Shares are not required to be redeemed and therefore, the distributions on those shares may be paid in perpetuity. However, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the distributions for the Series G Preferred Shares are included in the contractual obligations through that date. The total distribution obligation included in the table for the Series G Preferred Shares is $60.9 million.

          Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items.

          At March 31, 2004, we had executed leases committing to $11.2 million in tenant allowances. The leases will generate gross rents which approximate $47.1 million over the original lease term.

          Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments.

Commercial Commitments

          The credit facility terms are discussed in Note 5 to the consolidated financial statements.

          The standby letters of credits are for utility deposits ($150,000), a mortgage for the Mall at Fairfield Commons (“MFC”) ($4.0 million) and a rate lock deposit related to a financing at Jersey Gardens ($1.65 million). The letter of credit associated with the MFC mortgage will be released upon completion of certain requirements for a tenant at the property. Management expects the tenant to meet the requirements and does not anticipate any payment to be required on this letter of credit.

          The guarantee included in the commercial commitments relates to Polaris Fashion Place and is discussed in Note 11 to the consolidated financial statements. The guarantee relates to certain tenant allowances and we do not expect to incur any liability.

          The following table shows our contractual and commercial obligations as of March 31, 2004 (in thousands):

Contractual Obligations	Total	2004	2005-2006	2007-2008	Thereafter
Long-term Debt	$1,418,968	$269,875	$139,620	$205,602	$803,871
Distribution Obligations	102,066	31,830	34,875	33,563	1,798
Capital and Operating Lease Obligations	4,831	1,829	1,973	394	635
Tenant Allowances	11,320	11,320
Other Purchase Obligations	13,120	13,120

Total Contractual Obligations	$1,550,305	$327,974	$176,468	$239,559	$806,304

Commercial Obligations
Lines of Credit	$82,800		$82,800
Standby Letter of Credit	5,800	$5,650	150
Guarantees	2,761	2,761

Total Commercial Obligations	$91,361	$8,411	$82,950

Off Balance Sheet Commitments:

          Since we acquired our remaining joint venture interests from third parties, the off balance sheet obligations disclosed in our December 31, 2003 Form 10-K report are included in our consolidated long-term debt. No off balance sheet debt exists at March 31, 2004.

Expansion, Renovation and Development Activity

          We continue to be active in our expansion, renovation and development activities. Our business strategy is to grow our assets, net income and cash flow to, among other things, provide for dividend requirements and to preserve, maintain and expand value for shareholders.

Expansions and Renovations

          We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers which management believes will enhance the operating performance of the Properties.

Malls

          Mall store occupancy decreased to 87.7% at March 31, 2004 from 89.6% at December 31, 2003 due to significant lease termination income in the Mall stores resulting in increased vacancies. Anchor occupancy in the Malls improved at March 31, 2004 to 95.0% from 94.5% at December 31, 2003. The improvement is related to two new tenants totaling approximately 104,000 in GLA: Steve and Barry’s University at Indian Mound Mall and Super Fitness at New Towne Mall. This improvement was partially offset by a new anchor vacancy of approximately 24,000 GLA at the Great Mall of the Great Plains.

          In October 2003, a plan was finalized to add approximately 84,000 of GLA to MFC. The expansion plans include a new sporting goods retailer anchor, Galyan’s, that is targeted to open in the spring of 2005.

          In December 2003, we acquired Eastland Ohio. The Mall will be redeveloped in 2004 and 2005 by adding approximately 30,000 of new retail GLA and a new Kaufmann’s anchor approximating 120,000 of GLA. The new GLA will open in 2005, with Kaufmann’s targeted to open in the fall of 2005.

          Redevelopment of space at the Lloyd Center, a regional Mall in Portland, Oregon, began in 2003. This project, which encompasses ground owned by us adjacent to the Mall, will include the addition of new retailing concepts for the center, including the addition of restaurants and additional banking services, most of which are expected to open in late 2004 and 2005.

Community Centers

          In the first quarter of 2004, we sold two Community Centers with vacant anchors aggregating 154,000 square feet. This was offset by 56,000 square feet of a new vacancy due to a Big Bear grocery store closing in March 2004. Community Center anchor occupancy improved to 78.6% on March 31, 2004 compared to 77.3% at December 31, 2003 due to these changes. We continue to work with various prospects to lease the remaining vacant space.

Developments

          One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

          We have land under option contracts and are incurring predevelopment costs in connection with the development of a department store anchored retail project in the Cincinnati, Ohio market. At March 31, 2004, we have incurred approximately $1.7 million of costs in connection with this project.

Portfolio Data

          The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve month period ended March 31, 2004. The percentage change is based on those tenants reporting sales for the twenty-four month period ended March 31, 2004.

	Mall Properties		Community Centers
Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$157	1.0%	$255	(0.6)%
Stores (1)	$313	0.6%	$259	5.0%
Total	$226	0.5%	$257	0.1%

(1)	Mall stores sales per square foot exclude outparcel sales.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1) (2)
	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
Mall Anchors	95.0%	94.5%	94.0%	92.8%	94.7%
Mall Stores	87.7%	89.6%	90.2%	89.9%	89.4%
Total Mall Portfolio	92.4%	92.7%	92.6%	91.7%	92.7%
Community Center Anchors	78.6%	77.3%	76.0%	74.4%	71.3%
Community Center Stores	74.7%	75.7%	78.6%	80.6%	81.8%
Single Tenant Retail Properties	100.0%	100.0%	100.0%	100.0%	100.0%
Total Community Center Portfolio	78.2%	77.5%	77.2%	76.6%	74.6%
Comparable Community Center Portfolio	78.2%	76.5%

(1)	Occupancy statistics included in the above table are based on the total Company portfolio which includes Properties owned by us and Properties held in joint ventures.
(2)	Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

New Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The Company is still evaluating the impact of this consensus as it relates to the operating partnership minority interest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company’s primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2004 and December 31, 2003, approximately 85.1% and 84.1%, respectively, of the Company’s debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.6 years and 6.4 years, respectively, and weighted-average interest rates of approximately 6.49% and 6.59%, respectively. The remainder of the Company’s debt at March 31, 2004 and December 31, 2003, bears interest at variable rates with weighted-average interest rates of approximately 3.67% and 4.09%, respectively.

          At March 31, 2004 and December 31, 2003, the fair value of the Company’s debt (excluding its credit facility) was $1,490.6 million and $1,255.2 million, respectively, compared to its carrying amounts of $1,416.3 million and $1,214.3 million, respectively. The Company’s combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2004 and 2003, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $464,000 and $413,000, respectively for the quarter. Also, the fair value of debt would decrease by approximately $50.1 million and $50.1 million, at March 31, 2004 and December 31, 2003. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $464,000 and $413,000, for the quarter ended March 31, 2004 and 2003, respectively, and increase the fair value of debt by approximately $54.0 million and $54.0 million, at March 31, 2004 and December 31, 2003. The Company has entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see notes 4 and 12 of the consolidated financial statements).

Item 4. Controls and Procedures

          (a)  Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the Securities and Exchange Commission. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Accordingly, as a result of the inquiry into a related party transaction in connection with the Company’s City Park development project as discussed below, the Company is in the process of implementing certain process and control improvements which are also set forth below.

          In February 2004, the Audit Committee of the Board of Trustees of the Company, through the Company’s existing processes and controls, became aware that the Company may have engaged in a related party transaction in connection with the City Park development project resulting from Ellen Glimcher, the daughter of Herbert Glimcher and sister of Michael Glimcher, acting through Dell Property Group, Ltd., having a financial relationship with HP Development LLC, one of the third parties involved in this project (for a discussion of this related party transaction, please see Note 10 to the consolidated financial statements in the Company’s December 31, 2003 Form 10-K). This situation was brought to the attention of the Audit Committee through the Company’s existing process and controls for determining the existence of related party transactions in connection with the preparation of the Company’s annual report on Form 10-K and its annual proxy statement. The Audit Committee undertook a review of the facts and circumstances surrounding the City Park development project. Based on this review, the Audit Committee concluded that the non-disclosure to the Company of the Company’s involvement in a related party transaction in connection with the City Park development project was not intentional and was based on a misinterpretation of what constitutes a related party transaction. In addition, the Audit Committee approved and ratified in all respects the Company’s involvement with and in the City Park development project.

          In light of the Audit Committee’s inquiry, the Audit Committee adopted enhanced related party transaction guidelines. The Company is in the process of implementing the following process and control improvements, among others:

•	Improving the process and controls for identifying related party transactions.

•	The review by the internal audit group of the Company of the process and controls for determining related party transactions on a quarterly basis and to periodically report on such process and controls to the Audit Committee.

•	The review by the Audit Committee of the procedures and process controls implemented in relation to related party transactions on a periodic basis, at least annually.

          (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not presently involved in any material litigation.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 3.1 Amendment No. 8 to Limited Partnership agreement of Glimcher Properties Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company current report on Form 8-K filed on February 25, 2004).

Exhibit 4.1 Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to the Company’s Form 8-A filed on February 20, 2004).

Exhibit 4.2 Specimen Certificate evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-A filed on February 20, 2004).

Exhibit 10.222 Promissory note, dated May 17, 2000, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (1)

Exhibit 10.223 Open-End Mortgage and Security Agreement, dated May 17, 2000, relating to Polaris Towne Center. (1)

Exhibit 10.224 Amended and Restated Promissory Note A, dated May 22, 2003, for $135,000,000, relating to the Polaris Fashion Place existing debt. (1)

Exhibit 10.225 Amended and Restated Promissory Note B, dated May 22, 2003, for $24,837,623 relating to the Polaris Fashion Place existing debt. (1)

Exhibit 10.226 Mortgage Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, relating to Polaris Fashion Place. (1)

Exhibit 10.227 Promissory Note, dated January 5, 2004, issued by GPLP to Bank One, NA in the amount of $36,500,000, relating to Polaris Fashion Place. (1)

Exhibit 10.228 Guaranty of Payment by Polaris Mall, LLC to Bank One, NA, dated January 5, 2004, relating to Polaris Fashion Place. (1)

Exhibit 10.229 Pledge and Security Agreement of Membership Interest (51.01%), dated January 5, 2004, by GPLP to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (1)

Exhibit 10.230 Pledge and Security Agreement of Membership Interest (48.99%) dated January 5, 2004, by GPLP to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (1)

Exhibit 10.231 Negative Pledge Agreement dated January 5, 2004, by GPLP to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (1)

Exhibit 10.232 Loan Agreement, dated as of January 5, 2004, between GPLP and Bank One, NA, relating to Polaris Fashion Place. (1)

(1)	Incorporated by reference to GRT’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.

31.1 Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On January 20, 2004, the Company filed a Report on Form 8-K pursuant to Items 2 and 7 of such Form related to the purchase of the remaining interest in Polaris Fashion Place and Polaris Towne Center.

2.	On January 23, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form related to the Underwriting Agreement with Morgan Stanley with respect to the Series G Preferred Shares offering.

3.	On January 29, 2004, the Company filed a Report on Report Form 8-K pursuant to Items 5 and 7 of such Form related to a press release with respect to the $150 million Series G Preferred Shares Offering discussing the non-cash impact to first quarter earnings.

4.	On February 20, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such Form related to the year-end earnings press release.

5.	On February 25, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 related to a press release with respect to the completion of the previously announced Series G Preferred Shares Offering.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Herbert Glimcher
Herbert Glimcher, Chairman of the Board & Chief Executive Officer (Principal Executive Officer)

By:	/s/ William G. Cornely
William G. Cornely, Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Trustee

Dated: May 7, 2004