Form 10-Q
period 2004-06-30
GLIMCHER REALTY TRUST
filed 2004-08-13
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, there were 35,568,434 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 33 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

ASSETS

	June 30, 2004	December 31, 2003

Investment in real estate:
Land	$305,638	$258,151
Buildings, improvements and equipment	1,933,947	1,819,472
Developments in progress	21,015	18,123

	2,260,600	2,095,746
Less accumulated depreciation	420,901	396,739

Net property and equipment	1,839,699	1,699,007
Assets held for sale	80,267	-
Investment in unconsolidated real estate entities	-	8,827

Net investment in real estate	1,919,966	1,707,834

Cash and cash equivalents	6,523	11,040
Restricted cash	14,627	20,476
Tenant accounts receivable, net of allowance for doubtful accounts	52,388	51,401
Deferred expenses, net	29,248	30,249
Prepaid and other assets	22,742	16,423

Total assets	$2,045,494	$1,837,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,403,620	$1,214,258
Mortgage notes payable associated with properties held for sale	14,449	-
Notes payable	78,000	80,800
Accounts payable and accrued expenses, net	51,238	55,691
Distributions payable	23,170	22,559

Total liabilities	1,570,477	1,373,308

Commitments and contingencies

Minority interest in operating partnership	26,616	22,176

Shareholders’ equity:
Series B cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 5,118,000 shares issued and outstanding as of
December 31, 2003	-	127,950
Series F cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 2,400,000 shares issued and outstanding as of
June 30, 2004 and December 31, 2003	60,000	60,000
Series G cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 6,000,000 shares issued and outstanding as of
June 30, 2004	150,000	-
Common shares of beneficial interest, $0.01 par value, 35,561,379 and 35,066,112 shares issued and outstanding as of June 30,
2004 and December 31, 2003, respectively	355	350
Additional paid-in capital	530,697	516,694
Distributions in excess of accumulated earnings	(292,629)	(261,828)
Accumulated other comprehensive loss	(22)	(1,227)

Total shareholder’s equity	448,401	441,939

Total liabilities and shareholder’s equity	$2,045,494	$1,837,423

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the three months ended June 30, 2004 and 2003
(unaudited)
(dollars in thousands, except per share and unit amounts)

	2004	2003

Revenues:
Minimum rents	$53,004	$41,343
Percentage rents	1,200	1,477
Tenant reimbursements	25,033	19,931
Other	6,628	4,125

Total revenues	85,865	66,876

Expenses:
Property operating expenses	19,647	17,067
Real estate taxes	9,833	7,944

	29,480	25,011
Provision for doubtful accounts	1,702	7,023
Other operating expenses	2,892	1,648
Depreciation and amortization	18,526	15,266
General and administrative	3,694	2,530

Total expenses	56,294	51,478

Operating income	29,571	15,398

Interest income	91	52
Interest expense	24,930	19,379
Equity in income of unconsolidated entities, net	-	580

Income (loss) before minority interest in operating partnership and
discontinued operations	4,732	(3,349)
Minority interest in operating partnership	251	(365)

Income (loss) from continuing operations	4,481	(2,984)
Discontinued operations:
(Loss) gain on sale of properties and properties held for sale	(51)	47
Income (loss) from operations	2,482	(187)

Income (loss) before gain on sale of assets	6,912	(3,124)
Gain on sales of assets	-	2,156

Net income (loss)	6,912	(968)
Less: Preferred stock distributions	4,359	2,959

Net income (loss) available to common shareholders	$2,553	$(3,927)

Earnings Per Share (“EPS”):
EPS available to common shareholders from continuing operations (basic)	$0.01	$(0.11)
Discontinued operations (basic)	$0.06	$-
EPS (basic)	$0.07	$(0.11)

EPS available to common shareholders from continuing operations (diluted)	$0.01	$(0.11)
Discontinued operations (diluted)	$0.06	$-
EPS (diluted)	$0.07	$(0.11)

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income (loss)	$6,912	$(968)
Other comprehensive income on derivative instruments, net	470	1,157

Comprehensive income	$7,382	$189

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the six months ended June 30, 2004 and 2003
(unaudited)
(dollars in thousands, except per share and unit amounts)

	2004	2003

Revenues:
Minimum rents	$106,035	$87,235
Percentage rents	2,640	2,628
Tenant reimbursements	50,218	42,153
Other	11,811	8,932

Total revenues	170,704	140,948

Expenses:
Property operating expenses	40,155	34,494
Real estate taxes	18,495	15,415

	58,650	49,909
Provision for doubtful accounts	3,048	13,704
Other operating expenses	5,158	3,403
Depreciation and amortization	38,441	30,050
General and administrative	6,503	4,567

Total expenses	111,800	101,633

Operating income	58,904	39,315

Interest income	151	103
Interest expense	48,952	38,273
Equity in income of unconsolidated entities, net	3	1,389

Income before minority interest in operating partnership and discontinued
operations	10,106	2,534
Minority interest in operating partnership	305	(122)

Income from continuing operations	9,801	2,656
Discontinued operations:
Gain (loss) on sale of properties and properties held for sale	3,143	(2,060)
Income from operations	4,045	1,844

Income before gain on sale of assets	16,989	2,440
Gain on sales of assets	-	2,156

Net income	16,989	4,596
Less: Preferred stock distributions	8,798	5,917
Less: Issuance costs related to preferred stock redemption	4,878	-

Net income (loss) available to common shareholders	$3,313	$(1,321)

Earnings Per Share (“EPS”):
EPS available to common shareholders from continuing operations (basic)	$(0.09)	$(0.03)
Discontinued operations (basic)	$0.18	$(0.01)
EPS (basic)	$0.09	$(0.04)

EPS available to common shareholders from continuing operations (diluted)	$(0.09)	$(0.03)
Discontinued operations (diluted)	$0.18	$(0.01)
EPS (diluted)	$0.09	$(0.04)

Cash distributions declared per common share of beneficial interest	$0.9616	$0.9616

Net income	$16,989	$4,596
Other comprehensive income on derivative instruments, net	1,205	1,743

Comprehensive income	$18,194	$6,339

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2004 and 2003
(unaudited)
(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net income	$16,989	$4,596
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for doubtful accounts	3,659	15,395
Depreciation and amortization	40,467	31,752
Loan fee amortization	3,098	2,234
Income of unconsolidated entities, net	(3)	(1,389)
Capitalized development costs charged to expense	80	246
Minority interest in operating partnership	305	(122)
(Gain) loss on sales of properties from discontinued operations	(3,143)	2,060
Gain on sales of assets	-	(2,156)
Gain on sale of outparcels	(579)	(190)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(752)	435
Prepaid and other assets	(820)	322
Accounts payable and accrued expenses, net	(11,151)	(13,277)

Net cash provided by operating activities	48,150	39,906

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(56,489)	(13,348)
Investment in unconsolidated entities	-	3,153
Proceeds from sales of properties - discontinued operations	8,275	13,209
Proceeds from sale of properties - continued operations	2,228	6,383
Withdrawals from (payments to) restricted cash	7,029	(3,493)
Additions to deferred expenses	(1,948)	(4,982)

Net cash (used in) provided by investing activities	(40,905)	922

Cash flows from financing activities:
Payments on revolving line of credit, net	(2,800)	(14,800)
Proceeds from issuance of mortgage and notes payable	231,500	145,000
Fees from extinguishment of debt	557	379
Proceeds from the issuance of Series G Preferred Shares, net of underwriting costs of $5,198	144,802	-
Redemption of Preferred Series B Shares	(127,950)	-
Principal payments on mortgage and notes payable	(220,665)	(133,974)
Net proceeds from other issuance of shares	8,519	6,970
Cash distributions paid to holders of preferred shares	(8,710)	(5,918)
Cash distributions paid to holders of common shares and operating partnership units	(37,015)	(36,183)

Net cash used in financing activities	(11,762)	(38,526)

Net change in cash and cash equivalents	(4,517)	2,302

Cash and cash equivalents, at beginning of period	11,040	11,309

Cash and cash equivalents, at end of period	$6,523	$13,611

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

1.	Organization and Basis of Presentation

Organization

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (including single tenant retail properties) (“Community Centers”). At June 30, 2004, the Company owned and operated a total of 67 Properties consisting of 25 Malls and 42 Community Centers. The “Company” and “GRT” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of: (a) Glimcher Realty Trust; (b) Glimcher Properties Limited Partnership (the “Operating Partnership”, “OP” or “GPLP”) (90.9% and 92.2% owned by Glimcher Realty Trust at June 30, 2004 and December 31, 2003, respectively), of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of Glimcher Realty Trust, is the sole general partner; (c) eight Delaware limited partnerships (Catalina Partners Limited Partnership (wholly owned by Colonial Park Mall Limited Partnership), Colonial Park Mall Limited Partnership, Glimcher Loyal Plaza Tenant Limited Partnership, Glimcher University Mall Limited Partnership, Grand Central Limited Partnership, Loyal Plaza Venture Limited Partnership, Montgomery Mall Associates Limited Partnership, and San Mall Limited Partnership); (d) thirty-one Delaware limited liability companies (Glimcher Northtown Venture, LLC, Weberstown Mall, LLC, LC Portland, LLC, Johnson City Venture, LLC, Mount Vernon Venture, LLC, JG Mezzanine, LLC, Glimcher Westpark Plaza, LLC, New Boston Mall, LLC, Shady Springs Plaza, LLC, Southside Mall, LLC, Glimcher Ashland Venture, LLC, Glimcher River Valley Mall, LLC, Hocking Valley Mall, LLC, Glimcher SuperMall Venture, LLC, Dayton Mall Venture, LLC, Glimcher Columbia, LLC, Fairfield Village, LLC, Great Plains MetroMall, LLC, GB Northtown, LLC, Charlotte Eastland Mall, LLC, Glimcher WestShore, LLC, Jersey Gardens Center, LLC, Glimcher Jersey Gardens, LLC (wholly owned by JG Mezzanine, LLC), MFC Beavercreek, LLC, Polaris Center, LLC, PFP Columbus, LLC, Polaris Mall, LLC (wholly owned by PFP Columbus, LLC), EM Columbus, LLC, GM Mezz, LLC, GM Olathe, LLC, and JG Elizabeth, LLC); (e) one Colorado limited liability company (Olathe Mall, LLC); (f) one Ohio limited partnership (Morgantown Mall Associates Limited Partnership); (g) eighteen Delaware corporations (Glimcher Auburn, Inc., Glimcher Blaine, Inc., Glimcher Colonial Park Mall, Inc., Glimcher Dayton Mall, Inc., Glimcher Eastland, Inc., Glimcher Grand Central, Inc., Glimcher Johnson City, Inc., Glimcher Loyal Plaza, Inc., Glimcher Loyal Plaza Tenant, Inc., Glimcher Montgomery, Inc., Glimcher Morgantown Mall, Inc., Glimcher Mount Vernon, Inc., San Mall Corporation, Glimcher Tampa, Inc., Glimcher Weberstown, Inc., GP Metromall, Inc., GP Olathe, Inc. and Glimcher PTC, Inc.); (h) two New Jersey corporations (Glimcher JG Urban Renewal, Inc. and N.J. METROMALL Urban Renewal, Inc. (wholly owned by JG Mezzanine, LLC)) and (i) two Delaware business trusts (Glimcher Colonial Trust and Colonial Park Trust (wholly owned by Colonial Park Mall Limited Partnership)). All of the above entities, except as otherwise noted, are wholly owned by Glimcher Realty Trust, GPLP and/or GPC. As of June 30, 2004, GRT held percentage ownership interests in the consolidated entities ranging from 90.9% to 100%. Glimcher Development Corporation (“GDC”) and its 100% owned subsidiaries, Ohio Entertainment Corporation (“OEC”), Trans State Development, Inc., and Kings Mills Development, Inc., all Delaware corporations, are 100% owned by the Operating Partnership. GDC is a 99% member in Trans State Development, LLC and Mason Park Center, LLC, both Delaware limited liability companies, whose managing member is Trans State Development, Inc., a 1% member. GDC is a 99% member in Kings Mills Development, LLC, a Delaware LLC, whose managing member is Kings Mills Development, Inc., a 1% member. GDC provides development, construction, leasing and legal services to the Company’s affiliates and to third parties.

          The consolidated financial statements include the accounts of Glimcher Realty Trust, the Operating Partnership and the entities listed in the preceding paragraph. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          The December 31, 2003 balance sheet data was derived from audited financial statements but do not include all disclosures required by GAAP. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Revenue Recognition

          Minimum rents are recognized on a straight-line basis over the terms of the related leases. Straight-line receivables were $26,287 and $22,901 at June 30, 2004 and December 31, 2003, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Tenant reimbursements represent recoveries from tenants for common area maintenance (“CAM”) expenses, real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of licensing agreement revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

Tenant Accounts Receivable

          Tenant accounts receivable are stated net of the allowance for doubtful accounts of $8,171 and $7,972 at June 30, 2004 and December 31, 2003, respectively.

          The Company recorded a provision for credit loss based on a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Estimates for the recovery of tenant’s share of CAM, real estate taxes and insurance are recorded as a true-up receivable. The Company’s policy is to record this estimated receivable monthly throughout the year and true-up the recorded receivable upon the completion of the true-up calculation. The adjustment resulting from the true-up calculation is recorded as a provision for doubtful accounts

Purchase accounting for acquisition of additional interests in real estate

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

          The aggregate value of other acquired intangible assets relates to tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate 4 to 6 month lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          The aggregate value of other acquired intangible assets, consisting of in-place leases, is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Management assigned no value to these assets.

Stock-Based Compensation

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) available to common shareholders:
As reported	$2,553	$(3,927)	$3,313	$(1,321)
Pro forma	$2,543	$(3,941)	$3,293	$(1,351)

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003 .	$51	$11	$108	$23
Included in Pro forma for awards before January 1, 2003	$10	$14	$20	$30

Earnings per share (basic):
As reported	$0.07	$(0.11)	$0.09	$(0.04)
Pro forma	$0.07	$(0.11)	$0.09	$(0.04)

Earnings per share (diluted):
As reported	$0.07	$(0.11)	$0.09	$(0.04)
Pro forma	$0.07	$(0.11)	$0.09	$(0.04)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

          As a result of the Company’s acquisitions of joint venture interests not previously owned, the Company had non-cash debt assumptions and issued OP units. The debt assumed was $193,190 and $34,255 for the six months ending June 30, 2004 and 2003, respectively. In January 2004, the Company issued 594,342 new OP units with an approximate value of $13,564 in connection with the acquisition of Polaris Fashion Place. Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $603 and $3,020 as of June 30, 2004 and December 31, 2003, respectively.

          Share distributions of $17,098 and $16,860 and OP distributions of $1,713 and $1,427 had been declared but not paid as of June 30, 2004 and December 31, 2003, respectively. Series B cumulative redeemable preferred shares of beneficial interest distributions of $2,959 had been declared but not paid as of December 31, 2003. Series F cumulative redeemable preferred shares of beneficial interest distributions of $1,312 and $1,313 had been declared but not paid as of June 30, 2004 and December 31, 2003, respectively. Series G cumulative redeemable preferred shares of beneficial interest distributions of $3,047 have been declared but not paid as of June 30, 2004.

Early Extinguishment of Debt

          The Company reflects costs associated with early extinguishment of debt in interest expense in the consolidated statement of operations. Costs associated with early extinguishment of debt, which are reflected in interest expense are $1,730 and $379 for the six months ended June 30, 2004 and June 30, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

New Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus was effective for the period ended June 30, 2004 and did not impact the Company’s EPS calculation.

Reclassifications

          Certain reclassifications of prior period amounts, including the presentation of the statement of operations for SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2004 presentation.

3.	Investment in Unconsolidated Real Estate Entities

          Investment in unconsolidated real estate entities for the period January 1, 2004 through January 4, 2004 and for the six months ended June 30, 2003, consists of a 50% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC. On January 5, 2004 the Company acquired the remaining 50% third party joint venture interest in Polaris Center, LLC for $10,000 in cash and the assumption of an existing mortgage. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule. On the same day the Company also acquired the remaining 60.71% third party joint venture interest in Polaris Mall, LLC for approximately $46,500, which was paid for with approximately $32,900 in cash and 594,342 OP units valued at approximately $13,564 (based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004) and the assumption of an existing mortgage. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule. As a result of the completion of these transactions, the Company has acquired all remaining joint venture interests not previously owned by the Company.

          Net income for the period January 1, 2003 through March 5, 2003 also includes the Company’s 50% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50% third party interest in this entity. Net income for the period January 1, 2003 through April 23, 2003 includes the Company’s 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% third party interest in this entity. Net income for the period January 1, 2003 through June 30, 2003 includes the Company’s 20% interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% third party interest in this entity. As a result, the entities mentioned above are fully consolidated as of March 6, 2003, April 24, 2003 and August 14, 2003, respectively

          GDC provides development, construction, leasing and legal services for a fee to the Company’s affiliates and third parties. GDC recognized fee income of $33 for services provided to the joint ventures for the six months ended June 30, 2003. No fee income was recorded in 2004 as a result of the acquisition of the third party joint venture interests as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          The summary financial information of the Company’s share of net income from such unconsolidated entities are presented below. The Company acquired the last joint venture interest owned by third parties in January 2004, therefore, there is no summary balance sheet presented as of June 30, 2004 and no summary statement of operations presented for the quarter ended June 30, 2004.

STATEMENT OF OPERATIONS:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,

	2003	2004	2003

Total revenues	$10,656	$327	$23,220
Operating expenses	3,804	103	8,864

Net operating income	6,852	224	14,356
Depreciation and amortization	2,042	79	4,361
Other expenses, net	62	4	89
Interest expense, net	3,743	126	6,984

Net income	$1,005	$15	$2,922

Company’s share of net income	$580	$10	$1,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

4.	Mortgage Notes Payable as of June 30, 2004 and December 31, 2003 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Rate Terms	Payment Terms	Payment at Maturity	Maturity/ Prepayment Date

	2004	2003	2004	2003
Fixed Rate
Montgomery Mall Associates, LP	$44,589	$44,909	6.79%	6.79%		(a)	$43,843	(d)
Weberstown Mall, LLC	19,502	19,617	7.43%	7.43%		(a)	$19,033	May 1, 2006
San Mall, LP	34,198	34,402	8.35%	8.35%		(a)	$32,623	(e)
Colonial Park Mall, LP	33,683	33,899	7.73%	7.73%		(a)	$32,033	(e)
Mount Vernon Venture, LLC	9,016	9,062	7.41%	7.41%		(a)	$8,624	Feb 11, 2008
Charlotte Eastland Mall, LLC	45,647	45,974	7.84%	7.84%		(a)	$42,323	(f)
Morgantown Mall Associates, LP	54,623	55,005	6.89%	6.89%		(a)	$50,823	(f)
Grand Central, LP	49,604	49,921	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,785	39,957	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	41,588	-	8.20%	-		(a)	$38,546	(g)
Ashland Venture, LLC	25,987	26,196	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,833	58,171	8.27%	8.27%		(a)	$49,864	(h)
Glimcher WestShore, LLC	98,976	99,658	5.09%	5.09%		(a)	$84,824	Sep. 9, 2012
University Mall, LP	65,614	66,158	7.09%	7.09%		(a)	$52,524	(i)
PFP Columbus, LLC	147,673	-	5.24%	-		(a)	$124,306	May 11, 2013
LC Portland, LLC	138,215	139,120	5.42%	5.42%		(a)	$116,922	(j)
JG Elizabeth, LLC	165,000	-	4.83%	-		(a)	$135,194	June 9, 2014
MFC Beavercreek, LLC	113,158	113,874	5.45%	5.45%		(a)	$92,762	(k)
Glimcher SuperMall Venture, LLC	61,462	61,804	7.54%	7.54%		(a)	$49,969	(l)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	Nov. 1, 2028

	1,265,153	916,727

Variable Rate
Glimcher River Valley Mall , LLC	38,000	38,000	5.00%	5.00%	(m)	(b)	$38,000	Dec. 31, 2004
GM Olathe, LLC	30,000	-	3.24%	-	(n)	(b)	$30,000	June 9, 2006
EM Columbus, LLC	24,000	24,000	3.29%	3.15%	(o)	(b)	$24,000	Jan. 1, 2007
Other Variable Rate Debt	43,930	15,816	(p)	(p)		(a)(b)	$43,688	(q)

	135,930	77,816

Other
Fair value adjustment -
Polaris Center, LLC	2,537	-
Mortgage Notes - Assets held for sale	14,449	14,574	(r)	(r)		(a)(b)	$13,529	(s)
Extinguished Debt	-	205,141		(t)

Total Mortgage Notes Payable	$1,418,069	$1,214,258

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest only.
(d)	The loan matures in August 2028, with an optional prepayment date in 2005.
(e)	The loan matures in October 2027, with an optional prepayment date in 2007.
(f)	The loan matures in September 2028, with an optional prepayment date in 2008.
(g)	The loan matures in June 2030, with an optional prepayment date in 2010.
(h)	The loan matures in July 2027, with an optional prepayment date in 2012.
(i)	The loan matures in January 2028, with an optional prepayment date in 2013.
(j)	The loan matures in June 2033, with an optional prepayment date in 2013.
(k)	The loan matures in November 2033, with an optional prepayment date in 2014.
(l)	The loan matures in February 2028, with an optional prepayment date in 2015.
(m)	Interest rate equal to the greater of 5.00% or LIBOR plus 235 basis points.
(n)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(o)	Interest rate of LIBOR plus 200 basis points.
(p)	Interest rates ranging from LIBOR plus 210 to 300 basis points (3.25% to 4.15% at June 30, 2004 and 3.12% to 3.69% at December 31, 2003).
(q)	Final maturity dates ranging from January 2005 to August 2005.
(r)	Interest rates ranging from 4.00% to 7.49% at June 30, 2004 and 3.09% to 7.49% at December 31, 2003.
(s)	Final maturity dates ranging from March 2005 to August 2011.
(t)	Interest rates ranging from 4.31% to 10.53% at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          All mortgage notes payable are collateralized by certain Properties owned by the respective entities with net book values of $1,719,618 and $1,493,456 at June 30, 2004 and December 31, 2003, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, the loans made to San Mall, LP and Morgantown Mall Associates, LP have cross-default provisions and are cross-collateralized with mortgages on the Properties. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $106,928 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of June 30, 2004.

5.	Notes Payable

          The Company’s credit facility provides it with the ability to borrow up to $150 million. This credit facility expires October 16, 2006 and is collateralized with first mortgage liens on three Malls and ten Community Centers. The interest rate on the credit facility ranges from LIBOR plus 1.15% per annum to LIBOR plus 1.70% per annum depending on the ratio of debt to asset value. The credit facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio, which limits the Company’s outstanding debt to 65% of a computed total asset value.

          At June 30, 2004 and December 31, 2003, the outstanding balance on the credit facility was $78 million and $80.8 million, respectively. Additionally, $9.6 million and $4.2 million represents a holdback on the available balance of the credit facility for collateral changes and letters of credit issued under the credit facility at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, the unused balance of the credit facility available to the Company was $62.4 million and $65 million, respectively. The interest rate on the credit facility was 3.07% and 2.62% at June 30, 2004 and December 31, 2003, respectively.

6.	Guarantees

          In the ordinary course of business, the Company provides various guarantees that are covered by the provisions of Financial Accounting Standards Board, Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These guarantees include: (i) standby letters of credit, which the Company may provide to enhance credit or guarantee performance under contractual obligations and (ii) limited guarantees, which are provided to certain lenders. These guarantees have varying expiration dates expiring over the next twelve months. The fair value of these guarantees issued after December 31, 2002, (effective date under FIN 45), are not significant to our financial statements as the Company does not expect to incur any associated liability.

7.	Preferred Shares

          The Company’s Declaration of Trust authorizes the Company to issue up to an aggregate of 100,000,000 shares of the Company, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

          On November 17, 1997, the Company completed a $120,000 public offering of 4,800,000 shares of 9 1/4% Series B cumulative redeemable preferred shares of beneficial interest (the “Series B Preferred Shares”). On November 25, 1997, the Company sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the Series B Preferred Shares are payable quarterly in arrears. On February 27, 2004, the Company redeemed the 5,118,000 Series B Preferred Shares. Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the distributions accrued and unpaid. The total amount used to redeem the shares, including accrued dividends, was $129,824.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of 8 3/4% Series F cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share, (the “Series F Preferred Shares”), at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

          On February 23, 2004, the Company completed a $150,000 public offering of 6,000,000 shares of 8 1/8% Series G cumulative redeemable preferred shares of beneficial interest, (the “Series G Preferred Shares”). Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009 at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16.9 million of the Company’s credit facility, which was drawn upon to pay off $17 million of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

8.	Earnings Per Share

          The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

	For the Three Months Ended June 30,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income (loss) from continuing operations	$4,481			$(2,984)
Less: Preferred stock dividends	(4,359)			(2,959)
Add: Minority interest adjustments	222			(12)
Gain on sale of assets				2,156

	344	35,501	$0.01	(3,799)	34,533	$(0.11)

Effect of Dilutive Securities
OP units	29	3,563		(353)	3,264
Options		341			447

Diluted EPS
Income (loss) from continuing operations	$373	39,405	$0.01	$(4,152)	38,244	$(0.11)

	For the Six Months Ended June 30,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income from continuing operations	$9,801			$2,656
Less: Preferred stock dividends	(8,798)			(5,917)
Add: Minority interest adjustments	659			(19)
Gain on sale of assets				2,156
Issuance costs related to preferred stock redemption	(4,878)

	(3,216)	35,316	$(0.09)	(1,124)	34,435	$(0.03)

Effect of Dilutive Securities
OP units	(354)	3,550		(103)	3,272
Options		485			321

Diluted EPS
Income (loss) from continuing operations	$(3,570)	39,351	$(0.09)	$(1,227)	38,028	$(0.03)

          Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 417,000 and 20,000 as of June 30, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Discontinued operations	$0.06	$0.06	$0.00	$0.00

	For the Six Months Ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Discontinued operations	$0.18	$0.18	$(0.01)	$(0.01)

9.	Segment Reporting

          The Company concentrates its business on two broad types of retail properties, Malls and Community Centers. Malls are generally enclosed properties that serve a large population base and feature department store anchors and a broad range of national retailers. Community Centers are smaller retail properties with discount and grocery store anchors and a limited number of other retail concepts. Properties held for sale are excluded from the operating results presented below and the assets of these Properties are presented as corporate assets.

          Selected information about reportable segments of the Company is summarized in the table below:

	For the Three Months Ended June 30, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$80,014	$5,392	$459	$85,865
Total operating expenses	48,819	3,653	3,822	56,294

Operating income (loss)	$31,195	$1,739	$(3,363)	$29,571

Net property and equipment	$1,712,940	$121,059	$85,967	$1,919,966

Total assets	$1,790,071	$156,835	$98,588	$2,045,494

	For the Three Months Ended June 30, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$64,306	$2,533	$37	$66,876
Total operating expenses	46,632	1,723	3,123	51,478

Operating income (loss)	$17,674	$810	$(3,086)	$15,398

Equity in income of unconsolidated
entities, net	$173	$407	$-	$580

Net property and equipment	$1,139,262	$93,493	$246,116	$1,478,871

Total assets	$1,232,655	$114,975	$272,179	$1,619,809

Investment in unconsolidated entities	$7,332	$3,211	$-	$10,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

	For the Six Months Ended June 30, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$160,128	$10,483	$93	$170,704
Total operating expenses	98,340	6,626	6,834	111,800

Operating income (loss)	$61,788	$3,857	$(6,741)	$58,904

Equity in income (loss) of
unconsolidated entities, net	$10	$(7)	$-	$3

Net property and equipment	$1,712,940	$121,059	$85,967	$1,919,966

Total assets	$1,790,071	$156,835	$98,588	$2,045,494

	For the Six Months Ended June 30, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$132,231	$8,702	$15	$140,948
Total operating expenses	91,972	3,837	5,824	101,633

Operating income (loss)	$40,259	$4,865	$(5,809)	$39,315

Equity in income of unconsolidated
entities, net	$765	$624	$-	$1,389

Net property and equipment	$1,139,262	$93,493	$246,116	$1,478,871

Total assets	$1,232,655	$114,975	$272,179	$1,619,809

Investment in unconsolidated entities	$7,332	$3,211	$-	$10,543

10.	Derivatives and Hedging Activities

          The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the six months ended June 30, 2004, the Company recognized additional other comprehensive income of $1,205 to adjust the carrying amount of the interest rate swaps and caps to their fair values at June 30, 2004, which includes $1,323 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $102 in minority interest participation. During the six months ended June 30, 2003, the Company recognized additional other comprehensive income of $1,743 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2003, net of $3,158 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $201 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

          The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2004. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Cap - Cash Flow	$30,000	6.00%	June 15, 2006	$17
Cap - Cash Flow	$42,000	4.00%	July 15, 2004	-

          On June 30, 2004, the derivative instruments were reported at their fair value of $17 in other assets in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified in 2004. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the six months ended June 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

11.	Discontinued Operations

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first six months of 2004, the Company sold three Community Centers for $8,275 and reflected twenty-five Community Centers as held for sale. The Company recorded a net gain of $3,143 associated with the Community Centers sold prior to June 30, 2004, which, in accordance with SFAS is reported in discontinued operations. Total revenues for these Properties were $4,451 and $3,971 for the three months ended June 30, 2004 and 2003, respectively and $8,650 and $8,515 for the six months ended June 30, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses of these particular Properties would have been reported as part of Community Centers.

12.	Acquisitions

          The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase allocation is based on the information available at this time. Subsequent adjustments and refinements to the allocation may be made, based on additional information. The Company believes any subsequent adjustments will be immaterial.

          During the first six months of 2004, the Company acquired the joint venture interests not previously owned in Polaris Fashion Place and Polaris Towne Center. On January 5, 2004, the Company acquired from its joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio. Also on January 5, 2004, the Company acquired from its joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 square foot Community Center located in Columbus, Ohio. The amount paid for these acquisitions are described in Note 3 to the consolidated financial statements.

          Intangibles associated with acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.9 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the relationship. The amortization period of the tenant relationships range from 12 to 13 years. Net amortization for all of the acquired intangibles is a net credit amount of $387 for the six months ending June 30, 2004. The net book value of the intangible assets at June 30, 2004 is a debit to prepaid and other assets of $4,134 and a credit to accounts payable and accrued, net of $9,304 on the consolidated balance sheet.

13.	Subsequent Events

          On August 3, 2004, the Company completed the sale of twenty-one Community Center Properties. On August 5, 2004, the Company sold two Community Center Properties. These twenty-three Properties were sold to privately held third parties for a purchase price of approximately $91.9 million.

          The cash proceeds were used to repay a $38 million mortgage on River Valley Mall due on December 31, 2004, a $5 million mortgage due on March 1, 2005, a $2.9 million mortgage due on July 11, 2007 and a $28.2 million bridge loan maturing on January 5, 2005. The balance of the cash proceeds which were approximately $15.2 million, after payment of related closing costs, were used to reduce the outstanding borrowings on the Company’s line of credit. In connection with this transaction, the Company obtained the release of nine Community Centers securing its line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the unaudited consolidated financial statements of GRT including the respective notes thereto, all of which are included in this Form 10-Q.

          This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for common area maintenance (“CAM”) expenses, real estate taxes, insurance and other property expenses, the failure of the Company to qualify as a real estate investment trust (“REIT”) under the Federal Internal Revenue Code, the failure to refinance debt at favorable terms and conditions, the failure to sell properties as anticipated, significant costs related to environmental issues may be incurred as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission.

Overview

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls” or “Mall Properties”) and community shopping centers (“Community Centers”). As of June 30, 2004, we own and manage 67 Properties, consisting of 25 Malls and 42 Community Centers (including four single tenant retail properties) located in 22 states. The Properties contain an aggregate of approximately 26.7 million square feet of gross leasable area (“GLA”) of which approximately 89.3% was occupied at June 30, 2004.

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

          Key elements of our growth strategies and operating policies are to:

•	Increase Property values by aggressively marketing available GLA and renewing existing leases;

•	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents;

•	Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low costs.

          Our strategy is to be a leading REIT focusing on Malls located primarily in the top 100 metropolitan statistical areas by population. We intend to continue investing in our existing Mall Properties and disposing of certain Community Centers as the marketplace creates favorable opportunities to do so. We expect to continue investing in select development opportunities and in strategic acquisitions of Mall Properties that provide growth potential. Our goal is to have our Mall Properties eventually comprise over 90% of our annualized minimum rents. As of June 30, 2004, the Mall Properties comprise 89% of our annualized minimum rents. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from asset dispositions, proceeds from secured mortgage financings, proceeds from the issuance of equity or debt securities, or a combination of one or more of the foregoing.

Critical Accounting Policies and Estimates

General

          Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees. Actual results may differ from these estimates under different assumptions or conditions.

          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes have occurred during the fiscal quarter ended June 30, 2004 to our critical accounting policies.

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

          FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures. The Company’s FFO may not be directly comparable to similarly titled measures reported by other REITs. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

          The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and six months ended June 30, 2004 and 2003 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Net income available to common shareholders	$2,553	$(3,927)	$3,313	$(1,321)
Add back (less):
Real estate depreciation and amortization	18,783	15,450	39,334	30,617
Share of joint venture real estate depreciation and amortization	-	893	39	1,928
Minority interest in partnership	251	(365)	305	(122)
Gain from sale of assets	-	(2,156)	-	(2,156)
Discontinued operations: Loss (gain) on sales of properties	51	(47)	(3,143)	(236)

Funds from operations	$21,638	$9,848	$39,848	$28,710

          FFO increased 38.8% or $11.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We attribute this improvement to the purchase of four joint venture interests in Mall Properties not previously owned by the Company and the purchase of two Mall Properties in which we had no previous interest compared with the same period last year (“Acquisitions”). The Acquisitions contributed $12.7 million to FFO for the six months ended June 30, 2004. Also contributing to the increase was an overall reduction in the provision for doubtful accounts of $10.7 million. The difference between the estimated receivable for tenant recoveries and the amount actually invoiced in the subsequent year is adjusted to the provision for doubtful accounts. The estimate improved by $10.7 million for the 2003 recovery billings compared to the previous year’s estimate recorded in the second quarter of 2003. These increases were offset with a higher preferred distribution payment totaling $2.9 million and a $4.9 million charge associated with the redemption of our Preferred Series B Shares that were redeemed during the first quarter of 2004.

Results of Operations - Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

          Total revenues increased 28.4%, or $19 million, for the three months ended June 30, 2004. Of the $19 million increase, $9.9 million resulted from the acquisition of the joint venture interests from third parties of two Malls and one Community Center previously reflected as owned by joint ventures in which we were a joint venturer, a $7.1 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions, a $1.8 million increase in outparcel proceeds and a $0.9 million increase in lease termination income. Revenues from Acquisitions for the three months ended June 30, 2004 reflect the inclusion in the consolidated financial statements of Eastland Mall (North Carolina), effective August 14, 2003, WestShore Plaza Mall effective August 27, 2003, Eastland Mall (Ohio), effective December 22, 2003, Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004. We discuss the various components of our results of operations as it relates to our Properties, which are included in our consolidated financial results for both periods presented. These Properties are referred to as collectively, as “Same Centers” and individually, as a “Same Center” in our analysis.

Minimum rents

          Minimum rents increased 28.2% or $11.7 million, for the three months ended June 30, 2004, primarily due to the Acquisitions. In addition, the Company recognized approximately $1.0 million of income as a result of the termination of certain leases compared to $90,000 of recognized lease termination income in the second quarter of 2003. Same Center minimum rent decrease is due to lower occupancy in 2004.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(0.1)	$(0.1)	$(0.2)	(1.7)%
Acquisitions	10.4	1.5	11.9	29.9

	$10.3	$1.4	$11.7	28.2%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 25.6%, or $5.1 million, for the three months ended June 30, 2004. The increase is a result of the impact of the Acquisitions.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$0.1	$(0.1)	$-	0.0%
Acquisitions	5.0	0.1	5.1	25.6

	$5.1	$-	$5.1	25.6%

Other revenues

          The $2.5 million increase in other revenues is due to $1.8 million received from the sale of outparcels and a $1.1 million increase in licensing agreement income. The increases were partially offset by the $556,000 reduction of management fee income associated with the Properties previously held as joint ventures.

Expenses

          Total expenses increased 9.4%, or $4.8 million, for the three months ended June 30, 2004. Real estate taxes and property operating expenses increased $4.5 million while the provision for doubtful accounts decreased $5.3 million. Other operating expenses increased $1.2 million, depreciation and amortization increased $3.3 million, and general and administrative expenses increased $1.2 million.

Property operating expenses and real estate taxes

          Real estate taxes and property operating expenses increased 17.9%, or $4.5 million, for the three months ended June 30, 2004. This increase is primarily attributable to the Acquisitions. The decrease in Same Center Property expenses reflects the Company’s cost cutting efforts in CAM expenses under a program commenced in the second half of 2003.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(0.7)	$(0.1)	$(0.8)	(17.8)%
Acquisitions	5.0	0.3	5.3	35.7

	$4.3	$0.2	$4.5	17.9%

Provision for doubtful accounts

          The provision for doubtful accounts was $1.7 million for the three months ended June 30, 2004 and $7.0 million for the corresponding period in 2003.

          During the three months ended June 30, 2003, the Company recorded a provision for doubtful accounts of $9.1 million, of which $2.0 million was charged to discontinued operations. The increase includes a write-off of prior year estimates for tenant recoveries for CAM, real estate taxes and insurance of $4.6 million. The Company’s policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon the completion of the true-up calculation. In addition, a reserve was established for past due receivables owed by bankrupt companies and for other troubled tenants of an additional $3.3 million. Since June 30, 2003, the Company has improved its controls and implemented additional procedures designed to more accurately estimate tenant recoveries and to bill them in a more timely manner. The amount written off in 2004 for CAM, real estate taxes and insurance was $300,000.

Other operating expenses

          Other operating expenses were $2.9 million for the three months ended June 30, 2004, compared to $1.6 million for the corresponding period in 2003. Expenses related to the sale of outparcels resulted in $1.2 million of the increase while the remaining increase was due to the Acquisitions.

Depreciation and Amortization

          The $3.3 million increase in depreciation and amortization for the three months ended June 30, 2004, consists primarily of $2.3 million from the consolidation of two Malls and one Community Center that were previously reflected as joint ventures, and a $1.5 million increase from the acquisition of WestShore Plaza Mall and Eastland Mall (Ohio), and partially offset by Same Center reductions for the remainder of the portfolio.

General and Administrative

          General and administrative expense was $3.7 million and represented 4.3% of total revenues for the three months ended June 30, 2004 compared to $2.5 million and 3.8% of total revenues for the corresponding period in 2003. The increase is primarily due to the costs associated with a scheduled wage increase effective April 1, 2004, higher accrued bonus costs in 2004 as the Company met bonus targets for 2004 but not 2003, legal matters, corporate governance initiatives and increases in employee benefit expenses.

Interest expense/capitalized interest

          Interest expense increased 28.7%, or $5.6 million for the three months ended June 30, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended June 30,

	2004	2003	Inc. (Dec.)

Average loan balance	$1,489,783	$1,118,371	$371,412
Average rate	6.08%	6.46%	(0.38)%

Total interest	$22,645	$18,062	$4,583
Amortization of loan fees	2,077	1,362	715
Capitalized interest and other, net	208	(45)	253

Interest expense	$24,930	$19,379	$5,551

Equity in income (loss) of unconsolidated entities, net

          The $580,000 decrease in the equity in income of unconsolidated entities, net results primarily from the purchase in January 2004 of joint venture interests not previously owned by us.

Discontinued Operations

          On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the second quarter of 2004, we held twenty-five Community Centers for sale, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for discontinued operations were $4.5 million and $4.0 million, for the period ended June 30, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses of these particular Properties would have been reported as part of Community Centers.

Gain on sale of assets

          In the second quarter of 2003, we sold an anchor store at one of our Community Centers, to a retailer for a gain of $2.2 million. Because we continue to own and operate the remaining GLA at this particular Community Center, the gain is presented as part of continuing operations.

Results of Operations - Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

          Total revenues increased 21.1%, or $29.8 million, for the six months ended June 30, 2004. Of the $29.8 million increase, $20.5 million resulted from the acquisition of the joint venture interests owned by third parties with respect to three Malls and one Community Center previously reflected as owned by joint ventures in which we were a joint venturer, a $14.3 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions, a $1.9 million increase in proceeds from outparcel sales, partially offset by Same Center reductions across the portfolio and reduced termination income. Revenues from the Aquisitions for the six months ended June 30, 2004 reflect the inclusion in the consolidated financial statements of Colonial Park Mall, effective March 6, 2003, Eastland Mall (North Carolina), effective August 14, 2003, WestShore Plaza Mall effective August 27, 2003, Eastland Mall (Ohio), effective December 22, 2003, Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004.

Minimum rents

          Minimum rents increased 21.6% or $18.8 million, for the six months ended June 30, 2004, primarily due to the Acquisitions. The increase resulting from the Acquisitions was partially offset by the recognition of approximately $1.1 million of income as a result of the termination of certain leases compared to $5.5 million of recognized lease termination income for the same period in 2003. Same Center decrease is due to lower occupancy in 2004.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(3.0)	$(2.6)	$(5.6)	(29.8)%
Acquisitions	21.5	2.9	24.4	51.4

	$18.5	$0.3	$18.8	21.6%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 19.1%, or $8.1 million, for the six months ended June 30, 2004. The increase is due to the Acquisitions partially offset by a decrease in Same Center recoveries for the remainder of the portfolio.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(2.0)	$(0.2)	$(2.2)	(27.2)%
Acquisitions	10.0	0.3	10.3	46.3

	$8.0	$0.1	$8.1	19.1%

Other revenues

          The $2.9 million increase in other revenues is primarily the result of $1.8 million received from the sale of outparcels and a $1.8 million increase in licensing agreement income. The increases were partially offset by the $1.3 million reduction of management fee income associated with the Properties previously held in joint ventures.

Expenses

          Total expenses increased 10%, or $10.2 million, for the six months ended June 30, 2004. Real estate taxes and property operating expenses increased $8.7 million while the provision for doubtful accounts decreased $10.7 million. Other operating expenses increased $1.8 million, depreciation and amortization increased $8.4 million, and general and administrative expenses increased $1.9 million.

Property operating expenses and real estate taxes

          Real estate taxes and property operating expenses increased 17.5%, or $8.7 million for the six months ended June 30, 2004. The increase is due primarily to the Acquisitions. Same Center decrease is the result of the Company’s cost cutting efforts in CAM expenses under a program commenced in the second half of 2003.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(1.7)	$(0.5)	$(2.2)	(25.3)%
Acquisitions	10.3	0.6	10.9	42.8

	$8.6	$0.1	$8.7	17.5%

Provision for doubtful accounts

          The provision for doubtful accounts was $3 million for the six months ended June 30, 2004 and $13.7 million for the corresponding period in 2003.

          During the first six months of 2003, we increased our provision for doubtful accounts by $13.3 million. The increase includes a specific provision attributable to prior year estimated tenant recoveries for CAM, real estate taxes and insurance of $5.4 million in the first quarter and $4.6 million in the second quarter. The Company’s policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon completion of the true-up calculation. In addition, the Company established in the second quarter reserves for past due receivables owed by bankrupt companies and other troubled tenants for an additional $3.3 million. Since June 30, 2003, the Company has improved its controls and implemented additional procedures designed to more accurately estimate tenant recoveries and to bill them in a more timely manner. During the first six months of 2004, the Company recorded an increase in its provision for doubtful accounts of $300,000 attributable to the prior year estimated tenant recovery.

Other Operating Expenses

          Other operating expenses were $5.2 million for the six months ended June 30, 2004 as compared to $3.4 million for the corresponding period in 2003. Expenses related to the sale of outparcels resulted in a $1.6 million increase while the remaining increase was due to the Acquisitions.

Depreciation and Amortization

          The $8.4 million increase in depreciation and amortization consists primarily of $5.3 million from the consolidation of three Malls and one Community Center that were previously reflected as joint ventures, a $3 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions, and an increase across the Same Center Community Center portfolio.

General and Administrative

          General and administrative expense was $6.5 million and represented 3.8% of total revenues for the six months ended June 30, 2004 compared to $4.6 million and 3.2% of total revenues for the corresponding period in 2003. The increase is primarily due to the costs associated with a scheduled wage increase effective April 1, 2004, higher accrued bonus costs in 2004 as the Company met bonus targets for 2004 but not 2003, legal matters, corporate governance initiatives and increases in employee benefit expenses.

Interest Expense/Capitalized Interest

          Interest expense increased 27.9%, or $10.7 million for the six months ended June 30, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Six Months Ended June 30,

	2004	2003	Inc. (Dec.)

Average loan balance	$1,493,782	$1,111,234	$382,548
Average rate	6.07%	6.45%	(0.38)%

Total interest	$45,336	$35,837	$9,499
Amortization of loan fees	3,070	2,597	473
Capitalized interest and other, net	546	(161)	707

Interest expense	$48,952	$38,273	$10,679

Equity in income (loss) of unconsolidated entities, net

          The $1.4 million decrease in the equity in income of unconsolidated entities, net results primarily from the purchase in January 2004 of joint venture interests not previously owned by us.

Discontinued Operations

          On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first half of 2004, we sold three Community Centers for $8.3 million, and we held twenty-five Community Centers for sale, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for discontinued operations were $8.7 million and $8.5 million for the six months ended June 30, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses would have been reported as part of Community Centers.

Gain on sale of assets

          In the second quarter of 2003, we sold an anchor store at one of our Community Centers to a retailer for a gain of $2.2 million. Because we continue to own and operate the remaining GLA at this particular Community Center, the gain is presented as part of continuing operations.

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

          At June 30, 2004, the Company’s total-debt-to-total-market capitalization was 58.2%, compared to 55.5% per annum at December 31, 2003 and 53.5% at June 30, 2003. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that we can maintain a market capitalization in the current range, to acquire additional regional mall properties.

          The total-debt-to-total-market capitalization is calculated below (dollars in thousands).

	June 30, 2004	June 30, 2003

Stock Price (end of period)	$22.12	$22.40
Market Capitalization Ratio:
Common Shares outstanding	35,561	34,718
OP units outstanding	3,563	3,243

Total Common Shares and units outstanding at end of period	39,124	37,961

Market capitalization - Common Shares outstanding	$786,609	$777,683
Market capitalization - OP units outstanding	78,814	72,643
Market capitalization - Series B Preferred Shares	-	127,950
Market capitalization - Series F Preferred Shares	60,000	-
Market capitalization - Series G Preferred Shares	150,000	-
Total debt (end of period)	1,496,069	1,126,411

Total market capitalization	$2,571,492	$2,104,687

Total debt / total market capitalization	58.2%	53.5%

Financing Activity

          Total debt increased by $201.0 million during the six months ended June 30, 2004. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt

December 31, 2003	$1,214,258	$80,800	$1,295,058
Acquired mortgage debt:
Polaris Fashion Place	148,688		148,688
Polaris Towne Center	41,751		41,751
Polaris Towne Center - Fair value adjustment	2,751		2,751
New mortgage debt	231,500		231,500
Repayment of debt	(212,054)		(212,054)
Debt amortization payments in 2004	(8,611)		(8,611)
Amortization of fair value adjustment	(214)		(214)
Net payments, line of credit		(2,800)	(2,800)

June 30, 2004	$1,418,069	$78,000	$1,496,069

          During the first six months of 2004, we incurred additional borrowings. In January 2004, we incurred additional debt totaling $36.5 million with respect to the Polaris Fashion Place acquisition. (The repayment of this loan has been guaranteed by Polaris Mall, LLC. In addition, as security for repayment of the loan, GPLP has pledged 100% of its membership interest in Polaris Mall, LLC and has entered into a negative pledge agreement, whereby it has agreed not to grant a lien on twenty-five of GPLP’s Properties). The $36.5 million loan matures in January 2005 and bears interest at a rate equal to LIBOR plus 3% per annum (4.15% at June 30, 2004). This note was repaid in full on August 3, 2004. Additionally, we incurred new mortgage notes payable totaling $195 million which consist of (i) a $165 million loan secured by a first mortgage lien on Jersey Gardens Mall, which matures in June 2014 and bears interest at 4.83% per annum, and (ii) a $30 million two year bridge facility secured by a first mortgage lien on The Great Mall of the Great Plains, which bears interest at LIBOR plus 2.00% per annum (3.24% at June 30, 2004).

          At June 30, 2004, our credit facility was collateralized with first mortgage liens on thirteen Properties having a net book value of $132.1 million and our mortgage notes payable were collateralized with first mortgage liens on thirty Properties having a net book value of $1,719.6 million. We also owned 24 unencumbered Properties having a net book value of $68.3 million at that date. Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collaterized, may constitute a default under all of the mortgages in the pool of such cross-collaterized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a net book value of $214.3 million and represent eleven Community Centers and six Malls.

Capital Expenditures

          We plan capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lots, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the costs are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the useful life of the asset.

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

          During the six months ended June 30, 2004, we sold three Community Centers for $8.3 million. In accordance with SFAS No. 144, the sold Properties are reported in Discontinued Operations. We also have classified twenty-five other Community Centers as held for sale.

          On January 5, 2004, we acquired from joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio, for approximately $46.5 million, consisting of $32.9 million in cash and the balance by the issuance of 594,342 OP units in GPLP. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

          On January 5, 2004, we also acquired from a joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 square foot community center located in Columbus, Ohio, for approximately $10 million, which was paid in cash. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule.

Preferred Stock Activity

          On February 23, 2004, we completed a $150 million public offering of 6,000,000 shares of 8 1/8% Series G cumulative redeemable preferred shares of beneficial interest (the “Series G Preferred Shares”) at a purchase price of $25.00 per Series G Preferred Share. Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. We generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. Approximately $128.4 million of the net proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16.9 million of our credit facility, which was drawn upon to pay off $17 million in subordinated mortgage debt relating to our Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

Cash Activity

          Net cash provided by operating activities was $48.2 million for the six months ended June 30, 2004.

          Net cash used by investing activities was $40.9 million for the six months ended June 30, 2004. For the six months ended June 30, 2004, we spent $56.5 million on our investment in real estate. Of this amount, $42.9 million was paid for the acquisition of Polaris Fashion Place and Polaris Towne Center, $5.1 million on our existing portfolio to create new GLA to generate incremental revenue sources and $7.9 million on second-generation capital expenditures. Also, we sold three Community Centers and three outparcels for $10.5 million. The proceeds on these sales were used to pay down our outstanding variable rate debt.

          Net cash used in financing activities was $11.8 million for the six months ended June 30, 2004. Net proceeds of $144.8 million were received from the issuance of $150 million of the Series G Preferred Shares. This amount was offset by the redemption of the Series B Preferred Shares totaling $128 million. We received $231.5 million from the issuance of mortgage notes payable. During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165 million permanent mortgage loan. Also, we refinanced the Great Mall of the Great Plains with a $30 million two-year bridge facility. In the first quarter, we received $36.5 million that was used to fund the Polaris Fashion Place acquisition. Cash used to repay mortgage notes payable was $220.7 million. This amount is primarily attributed to the refinancing of Jersey Gardens Mall and the Great Mall of the Great Plains as well as additional principal payments required under our fixed rate debt mortgages as a result of refinancing and acquisitions. We also paid $45.7 million in distributions for the six months ended June 30, 2004.

Contractual Obligations and Commercial Commitments

Contractual Obligations

          Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

          At June 30, 2004, we had the following obligations relating to dividend distributions. In the second quarter of 2004, the Company declared distributions of $0.4808 per common share to be paid in the third quarter of 2004. GPLP declared distributions of $0.4808 per unit for the OP units to be paid in the third quarter of 2004. The resulting distribution obligation for the OP units and common shares at June 30, 2004 is $18.9 million. The Series F Preferred Shares are not required to be redeemed and therefore, the distributions on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the distributions for the Series F Preferred Shares are calculated through that date and equals $23.1 million. The Series G Preferred Shares are not required to be redeemed and therefore, the distributions on those shares may be paid in perpetuity. However, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the distributions for the Series G Preferred Shares are calculated through that date and equal $59.7 million.

          Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at June 30, 2004 was $3.8 million.

          At June 30, 2004, we had executed leases committing to $8.6 million in tenant allowances. The leases will generate gross rents which approximate $46.4 million over the original lease term.

          Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments. These obligations were $31.4 million at June 30, 2004.

Commercial Commitments

          The credit facility terms are discussed in Note 5 to the consolidated financial statements.

          The standby letters of credits are for utility deposits ($150,000) and a mortgage for the Mall at Fairfield Commons (“MFC”) ($4.7 million). The letter of credit associated with the MFC mortgage will be released upon completion of certain requirements for certain tenants at the property. Management expects the tenants to meet the requirements and does not anticipate any payment to be required on this letter of credit.

          We provided guarantees in connection with the outstanding debt of Polaris Fashion Place. The guarantee of $330,000 relates to certain tenant allowances and we do not expect to incur any liability.

Off Balance Sheet Commitments:

          Since we acquired the remaining joint venture interests held by third parties, the off balance sheet obligations disclosed in our Form 10-K for the fiscal year ended December 31, 2003 are included in our consolidated long-term debt. The Company held no off balance sheet debt at June 30, 2004.

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

Malls

          Mall store occupancy decreased to 86.4% at June 30, 2004 from 89.6% at December 31, 2003 due to increased vacancies resulting from bankruptcies and lease expirations. Anchor occupancy in the Malls improved at June 30, 2004 to 94.9% from 94.5% at December 31, 2003. The improvement is related to two new tenants totaling approximately 104,000 in GLA: Steve and Barry’s University at Indian Mound Mall and Super Fitness at New Towne Mall. This improvement was partially offset by new anchor vacancies of approximately 24,000 GLA at the Great Mall of the Great Plains and 21,000 GLA at Northtown Mall.

          In October 2003, a plan was finalized to add approximately 84,000 of GLA to MFC. The expansion plans include a new sporting goods retailer anchor, Galyan’s, that is targeted to open in 2005.

          In December 2003, we acquired Eastland Mall (Ohio). The Mall will be redeveloped in 2004 and 2005 by adding approximately 30,000 of new retail GLA and a new Kaufmann’s anchor approximating 120,000 of GLA. The new GLA will open in 2005, with Kaufmann’s targeted to open in the fall of 2005.

          Redevelopment of space at the Lloyd Center, a regional Mall in Portland, Oregon, began in 2003. This project, which encompasses ground owned by us adjacent to the Mall, will include the addition of new retailing concepts for the Mall, including the addition of restaurants and additional banking services, most of which are expected to open in late 2004 and 2005.

Community Centers

          Two of the Community Centers we sold in the first six months of 2004 had vacant anchors aggregating 154,000 square feet. This was offset by 56,000 square feet of a new vacancy due to a Big Bear grocery store closing in March 2004. Community Center anchor occupancy improved to 78.6% on June 30, 2004 compared to 77.3% at December 31, 2003 due to these changes. We continue to work with various prospects to lease the remaining vacant space.

Developments

          One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

          We are incurring predevelopment costs in connection with the development of a department store anchored retail project in the Cincinnati, Ohio market. At June 30, 2004, we have incurred approximately $2.1 million of costs in connection with this project.

Portfolio Data

          The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended June 30, 2004. The percentage change is based on those tenants reporting sales for the twenty-four month period ended June 30, 2004.

	Mall Properties		Community Centers
Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$159	1.3%	$249	(1.6)%
Stores (1)	$319	1.2%	$264	4.5%
Total	$228	1.0%	$253	(0.7)%

(1)	Mall stores sales per square foot exclude outparcel sales.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1) (2)
	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
Mall Anchors	94.9%	95.0%	94.5%	94.0%	92.8%
Mall Stores	86.4%	87.7%	89.6%	90.2%	89.9%
Total Mall Portfolio	91.8%	92.4%	92.7%	92.6%	91.7%
Community Center Anchors	78.6%	78.6%	77.3%	76.0%	74.4%
Community Center Stores	74.3%	74.7%	75.7%	78.6%	80.6%
Single Tenant Retail Properties	100.0%	100.0%	100.0%	100.0%	100.0%
Total Community Center Portfolio	78.1%	78.2%	77.5%	77.2%	76.6%
Comparable Community Center
Portfolio	79.5%	78.2%	76.5%

(1)	Occupancy statistics included in the above table are based on the total Company portfolio which includes Properties owned by us and Properties held by joint ventures in which we owned an interest.
(2)	Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

New Accounting Pronouncements

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and did not impact the Company’s EPS calculation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company’s primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2004 and December 31, 2003 approximately 85.3% and 84.1%, respectively, of the Company’s debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 7.8 years and 6.4 years, respectively, and weighted-average interest rates of approximately 6.41% and 6.59%, respectively. The remainder of the Company’s debt at June 30, 2004 and December 31, 2003, bears interest at variable rates with weighted-average interest rates of approximately 3.70% and 4.09%, respectively.

          At June 30, 2004 and December 31, 2003, the fair value of the Company’s debt (excluding it’s credit facility) was $1,434.3 million and $1,255.2 million, respectively, compared to its carrying amounts of $1,418.1 million and $1,214.3 million, respectively. The Company’s combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2004 and 2003, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $452,000 and $353,000, respectively for the quarter. Also, the fair value of debt would decrease by approximately $47 million and $50.1 million, at June 30, 2004 and December 31, 2003. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $452,000 and $353,000, for the quarter ended June 30, 2004 and 2003, respectively, and increase the fair value of debt by approximately $48.3 million and $54.0 million, at June 30, 2004 and December 31, 2003. The Company has entered into certain cap and floor agreements, which impact this analysis at certain LIBOR rate levels (see Notes 4 and 10 to the consolidated financial statements).

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

The Company’s annual meeting of shareholders was held on May 7, 2004. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Securities Exchange Act of 1934. Three items were submitted to a vote of the shareholders. In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to management’s nominees as listed in the proxy statement and all such nominees were elected. In connection with the voting on such proposal, there were no abstentions or broker non-votes.

Votes of 30,103,904 shares were cast for the election of Philip G. Barach as a Trustee; votes of 694,525 shares were withheld.

Votes of 30,676,815 shares were cast for the election of William S. Williams as a Trustee; votes of 121,613 shares were withheld.

Votes of 30,675,458 shares were cast for the election of Niles C. Overly, as a Trustee; votes of 122,971 shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

Votes of 30,533,615 shares were cast for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants; votes of 207,766 shares were against; holders of 57,047 shares abstained.

In connection with Proposal 3, there was no solicitation in opposition of the approval of the 2004 Incentive Compensation Plan as set forth in the proxy statement and such plan was approved. Votes of 20,533,531 shares were cast to approve the plan, votes of 1,158,291 shares were against and holders of 241,713 shares abstained.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.233 Loan Agreement dated as of June 9, 2004 between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey.

Exhibit 10.234 Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey.

Exhibit 10.235 Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey.

Exhibit 10.236 Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 9, 2004 between N.J. METROMALL Urban Renewal, Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey.

Exhibit 10.237 Guaranty dated June 9, 2004, by GPLP to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey.

Exhibit 10.238 Amended and Restated Promissory Note, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas.

Exhibit 10.239 Loan Agreement dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. relating to The Great Mall in Olathe, Kansas.

Exhibit 10.240 Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas.

Exhibit 10.241 Guaranty of Payment, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas.

Exhibit 10.242 Guaranty of Recourse Obligations, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas.

Exhibit 10.243 Severance Benefits Agreement dated June 28, 2004 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest.

Exhibit 10.244 Bond Pledge Agreement dated June 9, 2004 between GM Olathe, LLC, Morgan Stanley Mortgage Capital, Inc and acknowledge and agreed to by the Huntington National Bank.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	On April 7, 2004, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such Form related to the announcement of the resignation of the Company’s CFO on April 2, 2004.

2.	On April 29, 2004, the Company filed a Report on Form 8-K pursuant to Items 7 and 12 of such Form related to the first quarter earnings press release.

3.	On June 8, 2004, the Company filed a Report on Form 8-K pursuant to Item 4 of such Form related to Changes in the Registrant’s Certifying Accountants effective June 1, 2004.

4.	On June 15, 2004, the Company filed a Report on Form 8-K/A pursuant to Items 4 and 7 of such Form related to changes in the Registrant’s Certifying Accountants effective June 1, 2004 and filing the letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Herbert Glimcher
Herbert Glimcher, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ William G. Cornely
William G. Cornely, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Accounting Officer)

Dated: August 13, 2004