Form 10-Q
period 2004-09-30
GLIMCHER REALTY TRUST
filed 2004-11-05
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, there were 35,574,589 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 31 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

ASSETS

	September 30, 2004	December 31, 2003

Investment in real estate:
Land	$305,257	$258,151
Buildings, improvements and equipment	1,942,138	1,819,472
Developments in progress	20,920	18,123

	2,268,315	2,095,746
Less accumulated depreciation	438,220	396,739

Net property and equipment	1,830,095	1,699,007
Investment in unconsolidated real estate entities	-	8,827

Net investment in real estate	1,830,095	1,707,834

Cash and cash equivalents	6,830	11,040
Restricted cash	16,421	20,476
Tenant accounts receivable, net of allowance for doubtful accounts	51,614	51,401
Deferred expenses, net	28,776	30,249
Prepaid and other assets	22,859	16,423

Total assets	$1,956,595	$1,837,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,333,134	$1,214,258
Notes payable	64,000	80,800
Accounts payable and accrued expenses, net	57,198	55,691
Distributions payable	23,182	22,559

Total liabilities	1,477,514	1,373,308

Commitments and contingencies

Minority interest in operating partnership	25,094	22,176

Shareholders’ equity:
Series B cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 5,118,000 shares issued and outstanding as of
December 31, 2003	-	127,950
Series F cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 2,400,000 shares issued and outstanding as of
September 30, 2004 and December 31, 2003	60,000	60,000
Series G cumulative redeemable preferred shares of beneficial interest,
$0.01 par value, 6,000,000 shares issued and outstanding as of
September 30, 2004	150,000	-
Common shares of beneficial interest, $0.01 par value, 35,585,289 and 35,066,112 shares issued and outstanding as of September 30,
2004 and December 31, 2003, respectively	355	350
Additional paid-in capital	533,100	516,694
Distributions in excess of accumulated earnings	(289,435)	(261,828)
Accumulated other comprehensive loss	(33)	(1,227)

Total shareholders’ equity	453,987	441,939

Total liabilities and shareholders’ equity	$1,956,595	$1,837,423

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the three months ended September 30, 2004 and 2003
(unaudited)
(dollars in thousands, except per share and unit amounts)

	2004	2003

Revenues:
Minimum rents	$52,594	$43,571
Percentage rents	1,636	1,608
Tenant reimbursements	25,041	22,059
Other	4,876	5,041

Total revenues	84,147	72,279

Expenses:
Property operating expenses	19,092	17,554
Real estate taxes	9,394	8,225

	28,486	25,779
Provision for doubtful accounts	2,012	1,229
Other operating expenses	1,835	1,646
Depreciation and amortization	18,586	16,236
General and administrative	3,630	2,446

Total expenses	54,549	47,336

Operating income	29,598	24,943

Interest income	38	50
Interest expense	22,432	20,219
Equity in income of unconsolidated entities, net	-	286

Income before minority interest in operating partnership and discontinued operations	7,204	5,060
Minority interest in operating partnership	1,830	253

Income from continuing operations	5,374	4,807
Discontinued operations:
Gain (loss) on sale of properties and properties held for sale	18,777	(203)
Income from operations	512	1,846

Net income	24,663	6,450
Less: Preferred stock distributions	4,360	3,497

Net income available to common shareholders	$20,303	$2,953

Earnings Per Share (“EPS”):
EPS available to common shareholders from continuing operations (basic)	$0.08	$0.04
Discontinued operations (basic)	$0.49	$0.04
EPS (basic)	$0.57	$0.08

EPS available to common shareholders from continuing operations (diluted)	$0.07	$0.04
Discontinued operations (diluted)	$0.49	$0.04
EPS (diluted)	$0.56	$0.08

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$24,663	$6,450
Other comprehensive income on derivative instruments, net	(11)	1,259

Comprehensive income	$24,652	$7,709

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the nine months ended September 30, 2004 and 2003
(unaudited)
(dollars in thousands, except per share and unit amounts)

	2004	2003

Revenues:
Minimum rents	$158,629	$130,448
Percentage rents	4,276	4,236
Tenant reimbursements	75,259	64,212
Other	16,687	13,973

Total revenues	254,851	212,869

Expenses:
Property operating expenses	59,247	52,048
Real estate taxes	27,889	23,640

	87,136	75,688
Provision for doubtful accounts	5,060	14,575
Other operating expenses	6,993	5,049
Depreciation and amortization	57,027	46,286
General and administrative	10,133	7,012

Total expenses	166,349	148,610

Operating income	88,502	64,259

Interest income	189	153
Interest expense	71,384	58,492
Equity in income of unconsolidated entities, net	3	1,675

Income before minority interest in operating partnership and discontinued operations	17,310	7,595
Minority interest in operating partnership	2,135	131

Income from continuing operations	15,175	7,464
Discontinued operations:
Gain (loss) on sale of properties and properties held for sale	21,920	(2,263)
Income from operations	4,557	3,690

Income before gain on sale of assets	41,652	8,891
Gain on sales of assets	-	2,156

Net income	41,652	11,047
Less: Preferred stock distributions	13,158	9,414
Less: Issuance costs related to preferred stock redemption	4,878	-

Net income available to common shareholders	$23,616	$1,633

Earnings Per Share (“EPS”):
EPS available to common shareholders from continuing operations (basic)	$(0.01)	$0.01
Discontinued operations (basic)	$0.68	$0.04
EPS (basic)	$0.67	$0.05

EPS available to common shareholders from continuing operations (diluted)	$(0.02)	$0.01
Discontinued operations (diluted)	$0.67	$0.04
EPS (diluted)	$0.65	$0.05

Cash distributions declared per common share of beneficial interest	$1.4424	$1.4424

Net income	$41,652	$11,047
Other comprehensive income on derivative instruments, net	1,194	3,002

Comprehensive income	$42,846	$14,049

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2004 and 2003
(unaudited)
(dollars in thousands)

	2004	2003

Cash flows from operating activities:
Net income	$41,652	$11,047
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for doubtful accounts	5,674	16,682
Depreciation and amortization	59,315	48,768
Loan fee amortization	3,789	3,177
Income of unconsolidated entities, net	(3)	(1,675)
Capitalized development costs charged to expense	140	249
Minority interest in operating partnership	2,135	131
(Gain) loss on sales of properties from discontinued operations	(21,920)	2,263
Gain on sales of outparcels	(579)	(189)
Gain on sale of properties from continuing operations	-	(2,156)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(1,695)	(1,371)
Prepaid and other assets	(1,581)	(116)
Accounts payable and accrued expenses, net	(7,992)	(360)

Net cash provided by operating activities	78,935	76,450

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(63,393)	(187,045)
Investment in unconsolidated entities	-	5,095
Proceeds from sales of properties - discontinued operations	111,399	13,209
Proceeds from sales of outparcels	2,228	375
Proceeds from sale of properties - continued operations	-	5,822
Withdrawals from (payments to) restricted cash	5,235	(4,175)
Additions to deferred expenses	(5,217)	(6,367)

Net cash provided by (used in) investing activities	50,252	(173,086)

Cash flows from financing activities:
Payments on revolving line of credit, net	(16,800)	(14,600)
Proceeds from issuance of mortgage and notes payable	231,500	245,000
Fees from extinguishment of debt	557	379
Proceeds from the issuance of Series G cumulative redeemable preferred
shares of beneficial interest, net of underwriting costs of $5,198	144,802	-
Proceeds from the issuance of Series F cumulative redeemable preferred
shares of beneficial interest, net of underwriting costs of $1,890	-	58,110
Redemption of Series B cumulative redeemable preferred shares of
beneficial interest	(127,950)	-
Principal payments on mortgage and notes payable	(305,492)	(136,326)
Net proceeds from other issuance of shares	8,881	7,834
Cash distributions paid to holders of preferred shares	(13,069)	(8,876)
Cash distributions paid to holders of common shares and operating
partnership units	(55,826)	(54,435)

Net cash (used in) provided by financing activities	(133,397)	97,086

Net change in cash and cash equivalents	(4,210)	450

Cash and cash equivalents, at beginning of period	11,040	11,309

Cash and cash equivalents, at end of period	$6,830	$11,759

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At September 30, 2004, the Company owned and operated a total of 42 Properties consisting of 25 Malls and 17 Community Centers. The “Company” and “GRT” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

          The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of September 30, 2004, GRT was a limited partner in GPLP with a 90.9% ownership interest and GRT’s wholly owned subsidiary, GDC, was GPLP’s sole general partner. GDC and its 100% owned subsidiaries, Ohio Entertainment Corporation (“OEC”), Trans State Development, Inc., Kings Mills Development, Inc., Mason Park Center, Inc. (“MASON”) and California Retail Security, Inc. (“CRS”), are 100% owned by the Operating Partnership. As of September 30, 2004, GRT held a percentage ownership interest in its consolidated entities ranging from 90.9% to 100%. Since June 30, 2004, Ohio Retail Security, LLC, Ohio Retail Maintenance, LLC, MASON, Mason Park Center, LLC, New Jersey Retail Maintenance, LLC and CRS were added to GRT’s consolidated group. GDC provides development, construction, leasing and legal services to the Company’s affiliates and to third parties and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

          The December 31, 2003 balance sheet data was derived from audited financial statements and did not include all of the disclosures required by GAAP. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Revenue Recognition

          Minimum rents are recognized on a straight-line basis over the terms of the related leases. Straight-line receivables were $26,149 and $22,901 at September 30, 2004 and December 31, 2003, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Tenant reimbursements represent recoveries from tenants for common area maintenance (“CAM”) expenses, real estate taxes, insurance and other property operating expenses and are recognized as revenues in the period the applicable costs are incurred. Other revenues primarily consist of licensing agreement revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

Tenant Accounts Receivable

          Tenant accounts receivable are stated net of the allowance for doubtful accounts of $8,451 and $7,972 at September 30, 2004 and December 31, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          The Company recorded a provision for credit loss based on a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Estimates for the recovery of tenant’s share of CAM, real estate taxes and insurance are recorded as a true-up receivable. The Company’s policy is to record this estimated receivable monthly throughout the year and true-up the recorded receivable upon the completion of the true-up calculation. The adjustment resulting from the true-up calculation is recorded as a provision for doubtful accounts.

Purchase accounting for acquisition of additional interests in real estate

          For purchases consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting was applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

          In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

          The aggregate value of other acquired intangible assets, consisting of in-place leases, is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Management assigned no value to these assets due to the high occupancy of the Malls when opened, resulting in an insignificant period to assign these lease-up costs.

Investment in Real Estate – Held for Sale

          On a quarterly basis, the Company’s policy is to generally classify properties as held for sale that are under contract with no contingencies, the prospective buyer has funds at risk to ensure performance, and that are expected to sell within one year.

Stock-Based Compensation

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), and related interpretations, in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income available to common shareholders:
As reported	$20,303	$2,953	$23,616	$1,633
Pro forma	$20,293	$2,939	$23,586	$1,587

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003	$65	$14	$173	$45
Included in Pro forma for awards before January 1, 2003	$10	$14	$30	$46

Earnings per share (basic):
As reported	$0.57	$0.08	$0.67	$0.05
Pro forma	$0.57	$0.08	$0.67	$0.05

Earnings per share (diluted):
As reported	$0.56	$0.08	$0.65	$0.05
Pro forma	$0.56	$0.08	$0.65	$0.05

Supplemental Disclosure of Non-Cash Financing and Investing Activities

          As a result of the Company’s acquisitions of joint venture interests not previously owned by the Company, the Company had non-cash debt assumptions and issued OP units. The debt assumed was $193,190 and $80,455 for the nine months ending September 30, 2004 and 2003, respectively. In January 2004, the Company issued 594,342 new OP units with an approximate value of $13,564 in connection with the acquisition of Polaris Fashion Place. Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $272 and $3,020 as of September 30, 2004 and December 31, 2003, respectively.

          Share distributions of $17,109 and $16,860 and Operating Partnership distributions of $1,713 and $1,427 had been declared but not paid as of September 30, 2004 and December 31, 2003, respectively. Series B cumulative redeemable preferred shares of beneficial interest (“Series B Preferred Shares”), distributions of $2,959 had been declared but not paid as of December 31, 2003. Series F cumulative redeemable preferred shares of beneficial interest (“Series F Preferred Shares”), distributions of $1,313 and $1,313 had been declared but not paid as of September 30, 2004 and December 31, 2003, respectively. Series G cumulative redeemable preferred shares of beneficial interest (“Series G Preferred Shares”), distributions of $3,047 have been declared but not paid as of September 30, 2004.

Early Extinguishment of Debt

          The Company reflects costs associated with early extinguishment of debt in interest expense in the consolidated statement of operations. Costs associated with early extinguishment of debt, which are reflected in interest expense, are $1,765 and $626 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Reclassifications

          Certain reclassifications of prior period amounts, including the presentation of the statement of operations for SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2004 presentation.

3.	Investment in Unconsolidated Real Estate Entities

          Investment in unconsolidated real estate entities for the period January 1, 2004 through January 4, 2004 consists of a 50% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC. On January 5, 2004 the Company acquired the remaining 50% joint venture interest in Polaris Center, LLC for $10,000 in cash and the assumption of an existing mortgage. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule. On the same day, the Company also acquired the remaining 60.71% joint venture interest in Polaris Mall, LLC for approximately $46,500, which was paid for with approximately $32,900 in cash and 594,342 OP units valued at approximately $13,564 (based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004) and the assumption of an existing mortgage. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule. As a result of the completion of these transactions, the Company has acquired all remaining joint venture interests not previously owned by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          Net income for the period January 1, 2003 through March 5, 2003 also includes the Company’s 50% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50% joint venture interest in this entity. Net income for the period January 1, 2003 through April 23, 2003 includes the Company’s 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% joint venture interest in this entity. Net income for the period January 1, 2003 through August 13, 2003 includes the Company’s 20% interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% joint venture interest in this entity. As a result, the entities mentioned above are fully consolidated as of March 6, 2003, April 24, 2003 and August 14, 2003, respectively.

          GDC provides development, construction, leasing and legal services for a fee to the Company’s affiliates and third parties. GDC recognized fee income of $225 for services provided to the joint ventures for the nine months ended September 30, 2003. No fee income from joint ventures was recorded after January 5, 2004 as a result of the acquisition of the third party joint venture interests as discussed above.

          The summary financial information of the Company’s share of net income from such unconsolidated entities are presented below. The Company acquired the last joint venture interest not previously owned by the Company in January 2004, therefore, there is no summary balance sheet presented as of September 30, 2004 and no summary statement of operations presented for the quarter ended September 30, 2004. The Statement of Operations below for the nine months ended September 30, 2004 relates to Polaris Fashion Place and Polaris Towne Center for the first four days of January 2004.

STATEMENT OF OPERATIONS:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,

	2003	2004	2003

Total revenues	$8,878	$327	$32,099
Operating expenses	3,045	103	11,910

Net operating income	5,833	224	20,189
Depreciation and amortization	2,089	79	6,450
Other expenses, net	33	4	123
Interest expense, net	3,334	126	10,318

Net income	$377	$15	$3,298

Company’s share of net income	$284	$10	$1,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Mortgage Notes Payable as of September 30, 2004 and December 31, 2003 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Rate Terms	Payment Terms	Payment at Maturity	Maturity/ Prepayment Date

	2004	2003	2004	2003
Fixed Rate
Montgomery Mall Associates, LP	$44,429	$44,909	6.79%	6.79%		(a)	$43,843	(d)
Weberstown Mall, LLC	19,445	19,617	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	34,096	34,402	8.35%	8.35%		(a)	$32,615	(e)
Colonial Park Mall, LP	33,575	33,899	7.73%	7.73%		(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,993	9,062	7.41%	7.41%		(a)	$8,624	Feb. 11, 2008
Charlotte Eastland Mall, LLC	45,469	45,974	7.84%	7.84%		(a)	$42,302	(f)
Morgantown Mall Associates, LP	54,432	55,005	6.89%	6.89%		(a)	$50,823	(f)
Grand Central, LP	49,446	49,921	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,701	39,957	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	41,494	-	8.20%	-		(a)	$38,546	(g)
Ashland Venture, LLC	25,882	26,196	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,666	58,171	8.27%	8.27%		(a)	$49,864	(h)
Glimcher WestShore, LLC	98,634	99,658	5.09%	5.09%		(a)	$84,824	Sep. 9, 2012
University Mall, LP	65,341	66,158	7.09%	7.09%		(a)	$52,524	(i)
PFP Columbus, LLC	147,166	-	5.24%	-		(a)	$124,572	April 11, 2013
LC Portland, LLC	137,764	139,120	5.42%	5.42%		(a)	$116,922	(j)
JG Elizabeth, LLC	164,428	-	4.83%	-		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	112,801	113,874	5.45%	5.45%		(a)	$92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	61,293	61,804	7.54%	7.54%		(a)	$49,969	(k)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	Nov. 1, 2028

	1,261,055	916,727

Variable Rate
GM Olathe, LLC	30,000	-	3.76%	-	(l)	(b)	$30,000	June 9, 2006
EM Columbus, LLC	24,000	24,000	3.84%	3.15%	(m)	(b)	$24,000	Jan. 1, 2007
Other Variable Rate Debt	15,649	15,816	(n)	(n)	-	(a)(b)	$15,463	(o)

	69,649	39,816

Other
Fair value adjustment -
Polaris Center, LLC	2,430	-
Extinguished Debt	-	257,715	-	(p)

Total Mortgage Notes Payable	$1,333,134	$1,214,258

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest only.
(d)	The loan matures in August 2028, with an optional prepayment date in 2005.
(e)	The loan matures in October 2027, with an optional prepayment date in 2007.
(f)	The loan matures in September 2028, with an optional prepayment date in 2008.
(g)	The loan matures in June 2030, with an optional prepayment date in 2010.
(h)	The loan matures in July 2027, with an optional prepayment date in 2012.
(i)	The loan matures in January 2028, with an optional prepayment date in 2013.
(j)	The loan matures in June 2033, with an optional prepayment date in 2013.
(k)	The loan matures in February 2028, with an optional prepayment date in 2015.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 200 basis points.
(n)	Interest rates ranging from LIBOR plus 195 to 250 basis points (3.69% to 4.15% at September 30, 2004 and 3.12% to 3.69% at December 31, 2003).
(o)	Final maturity dates ranging from May 2005 to August 2005.
(p)	Interest rates ranging from 3.09% to 10.53% at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and unit amounts)

          All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,664,741 and $1,493,456 at September 30, 2004 and December 31, 2003, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, the loans made to SAN Mall, LP and Morgantown Mall Associates, LP have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by these entities. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $54,647 of mortgage notes payable relating to certain Properties have been guaranteed by the GPLP as of September 30, 2004.

5.	Notes Payable

          The Company’s credit facility provides it with the ability to borrow up to $150 million. This credit facility expires October 16, 2006 and is collateralized with first mortgage liens on four Malls. The interest rate on the credit facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70% depending on the ratio of debt to asset value. The credit facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio, which limits the Company’s outstanding debt to 65% of a computed total asset value.

          At September 30, 2004 and December 31, 2003, the outstanding balance on the credit facility was $64.0 million and $80.8 million, respectively. Additionally, $5.3 million and $4.2 million represents a holdback on the available balance of the credit facility for collateral changes and letters of credit issued under the credit facility at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, the unused balance of the credit facility available to the Company was $80.7 million and $65.0 million, respectively. The interest rate on the credit facility was 3.54% and 2.62% at September 30, 2004 and December 31, 2003, respectively.

6.	Commitments and Contingencies

          In the ordinary course of business, the Company provides various guarantees that are covered by the provisions of Financial Accounting Standards Board, Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” These guarantees include: (i) standby letters of credit, which the Company may provide to enhance credit or guarantee performance under contractual obligations and (ii) limited guarantees, that are provided to certain lenders to the Company. These guarantees have varying expiration dates expiring over the next twelve months. The fair value of these guarantees issued after December 31, 2002, (effective date under FIN 45), is not significant to our financial statements as the Company does not expect to incur any associated liability.

          At September 30, 2004, there were 3.6 million OP units outstanding. These units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for units shall be at the option of GPLP, equal to, (a) cash at a price equal to the fair market value of an equal number of the Company’s common shares (the “Common Shares”), (b) Common Shares at the exchange ratio of one share for each unit, or (c) any combination of cash and Common Shares (issued at fair market value on a one-to-one basis). The fair value of the units outstanding at September 30, 2004 is $87.6 million based upon a per unit value of $24.58 at September 30, 2004, (based upon a five-day average of the Common Stock price from September 23, 2004 to September 29, 2004).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          The Company recorded a reduction to net earnings available to common shareholders of $4,878 as required under Emerging Issues Task Force Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” This charge represents costs that were incurred and recorded in Additional Paid In Capital at the time of the initial issuance of the Series B Preferred Shares in 1997.

          Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

          On February 23, 2004, the Company completed a $150,000 public offering of 6,000,000 shares of 8 1/8% Series G Preferred Shares. Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009 at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16.9 million of the Company’s credit facility, which was drawn upon to pay off $17 million of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

8.	Earnings Per Share

          The presentation of basic EPS and diluted EPS is summarized in the table(s) below:

	For the Three Months Ended September 30,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income from continuing operations	$5,374			$4,807
Less: Preferred stock dividends	(4,360)			(3,497)
Add: Minority interest adjustments	1,755			134

	2,769	35,574	$0.08	1,444	34,900	$0.04
Effect of Dilutive Securities
OP units	75	3,563		119	3,076
Options	-	410		-	383

Diluted EPS
Income from continuing operations	$2,844	39,547	$0.07	$1,563	38,359	$0.04

	For the Nine Months Ended September 30,

	2004			2003

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS
Income from continuing operations	$15,175			$7,464
Less: Preferred stock dividends	(13,158)			(9,414)
Add: Minority interest adjustments	2,424			121
Gain on sale of assets	-			2,156
Issuance costs related to preferred stock redemption	(4,878)			-

	(437)	35,402	$(0.01)	327	34,591	$0.01
Effect of Dilutive Securities
OP units	(289)	3,555		10	3,206
Options	-	459		-	341

Diluted EPS
(Loss) income from continuing operations	$(726)	39,416	$(0.02)	$337	38,138	$0.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The weighted average number of such options was 430,000 and 20,000 for the nine months ended September 30, 2004 and 2003, respectively.

          The impact of discontinued operations, net of minority interest, on basic and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Discontinued operations	$0.49	$0.49	$0.04	$0.04

	For the Nine Months Ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted
Discontinued operations	$0.68	$0.67	$0.04	$0.04

9.	Segment Reporting

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

          Selected information about reportable segments of the Company is summarized in the table below:

	For the Three Months Ended September 30, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$79,943	$3,758	$446	$84,147
Total operating expenses	49,612	1,924	3,013	54,549

Operating income (loss)	$30,331	$1,834	$(2,567)	$29,598

Net property and equipment	$1,697,844	$128,307	$3,944	$1,830,095

Total assets	$1,788,676	$150,021	$17,898	$1,956,595

	For the Three Months Ended September 30, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$69,237	$2,514	$528	$72,279
Total operating expenses	43,780	1,267	2,289	47,336

Operating income (loss)	$25,457	$1,247	$(1,761)	$24,943

Equity in income of unconsolidated entities, net	$125	$161	$-	$286

Net property and equipment	$1,503,424	$177,699	$3,064	$1,684,187

Total assets	$1,597,221	$197,678	$20,619	$1,815,518

Investment in unconsolidated entities	$5,861	$3,028	$-	$8,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$239,190	$12,029	$3,632	$254,851
Total operating expenses	147,795	6,847	11,707	166,349

Operating income (loss)	$91,395	$5,182	$(8,075)	$88,502

Equity in income (loss) of unconsolidated entities, net	$10	$(7)	$-	$3

Net property and equipment	$1,697,844	$128,307	$3,944	$1,830,095

Total assets	$1,788,676	$150,021	$17,898	$1,956,595

	For the Nine Months Ended September 30, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$201,454	$10,851	$564	$212,869
Total operating expenses	133,860	4,741	10,009	148,610

Operating income (loss)	$67,594	$6,110	$(9,445)	$64,259

Equity in income of unconsolidated entities, net	$890	$785	$-	$1,675

Net property and equipment	$1,503,424	$177,699	$3,064	$1,684,187

Total assets	$1,597,221	$197,678	$20,619	$1,815,518

Investment in unconsolidated entities	$5,861	$3,028	$-	$8,889

10.	Derivatives and Hedging Activities

          The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the nine months ended September 30, 2004, the Company recognized additional other comprehensive income of $1,194 to adjust the carrying amount of the interest rate swaps and caps to their fair values at September 30, 2004, which includes $1,325 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $101 in minority interest participation. During the nine months ended September 30, 2003, the Company recognized additional other comprehensive income of $3,002 to adjust the carrying amount of the interest rate swaps and caps to fair values at September 30, 2003, net of $4,951 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $310 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

          The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2004. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Cap - Cash Flow	$30,000	6.00%	June 15, 2006	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          On September 30, 2004, the derivative instruments were reported at their fair value of $4 in other assets in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which none is expected to be reclassified in 2004. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the nine months ended September 30, 2004.

          To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

11.	Discontinued Operations

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less the cost to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the first nine months of 2004, the Company sold 28 Community Centers for $111,399. The Company recorded a net gain associated with these Community Centers of $21,920, which, in accordance with SFAS is reported in discontinued operations. Total revenues for these assets were $1,294 and $3,804 for the three months ended September 30, 2004 and 2003, respectively and $9,944 and $12,319 for the nine months ended September 30, 2004 and 2003, respectively. For segment reporting purposes revenues and expenses would have been reported as part of Community Centers.

12.	Acquisitions

          The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The purchase allocation is based on the information available at this time. Subsequent adjustments and refinements to the allocation may be made, based on additional information related to the analysis of replacement costs for the tangible assets and final valuation of the intangible assets. The Company believes any subsequent adjustments will be immaterial.

          During the first nine months of 2004, the Company acquired the joint venture interests not previously owned in Polaris Fashion Place and Polaris Towne Center. On January 5, 2004, the Company acquired from its joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio. Also on January 5, 2004, the Company acquired from its joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, a 443,165 square foot Community Center located in Columbus, Ohio. The amounts paid for these acquisitions are described in Note 3 to the consolidated financial statements.

          Intangibles associated with the 2003 acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio) and the 2004 acquisitions of Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.4 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the relationship. The amortization period of the tenant relationships range from 12 to 13 years. Amortization for all of the acquired intangibles is a net credit amount of $491 for the nine months ending September 30, 2004. The net book value of the acquired tenant relationship intangibles at September 30, 2004 have been recorded as a debit to prepaid and other assets of $3,909 on the consolidated balance sheet. The net book value of the acquired below-market and above-market intangibles at September 30, 2004 have been recorded as a credit to accounts payable and accrued expenses, net of $9,117 on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust including the respective notes thereto, all of which are included in this Form 10-Q.

          This Form 10-Q, together with other statements and information publicly disseminated by Glimcher Realty Trust, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for common area maintenance (“CAM”) expenses, real estate taxes, insurance and other property expenses, the failure of the Company to qualify as a real estate investment trust (“REIT”) under the Federal Internal Revenue Code, the failure to refinance debt at favorable terms and conditions, the failure to sell properties as anticipated, significant costs related to environmental issues may be incurred as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission.

Overview

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “GRT”, “we,” “us” and “our” are references to Glimcher Realty Trust, a Maryland REIT, and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls” or “Mall Properties”) and community shopping centers (“Community Centers”). As of September 30, 2004, we own and manage 42 Properties, consisting of 25 Malls and 17 Community Centers (including four single tenant retail properties) located in 18 states. The Properties contain an aggregate of approximately 24.3 million square feet of gross leasable area (“GLA”) of which approximately 88.8% was occupied at September 30, 2004.

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

          Our strategy is to be a leading REIT focusing on Malls located primarily in the top 100 metropolitan statistical areas by population. We intend to continue investing in our existing Mall Properties and disposing of certain Community Centers as the marketplace creates favorable opportunities to do so. We expect to continue investing in select development opportunities and in strategic acquisitions of Mall Properties that provide growth potential. As of September 30, 2004, the Mall Properties comprise 94% of our annualized minimum rents. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from asset dispositions, proceeds from secured mortgage financings, proceeds from the issuance of equity or debt securities, or a combination of one or more of the foregoing.

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

          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes have occurred during the fiscal quarter ended September 30, 2004 to our critical accounting policies.

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

          FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other REIT’s. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

          The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net income available to common shareholders	$20,303	$2,953	$23,616	$1,633
Add back (less):
Real estate depreciation and amortization	18,322	16,467	57,656	47,084
Share of joint venture real estate depreciation and amortization	-	953	39	2,881
Minority interest in partnership	1,830	253	2,135	131
Gain from sale of assets	-	-	-	(2,156)
Discontinued operations: Loss (gain) on sales
of properties excluding impairment losses	(18,777)	39	(21,920)	(197)

Funds from operations	$21,678	$20,665	$61,526	$49,376

          FFO increased 24.6%, or $12.2 million, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We attribute this improvement to the purchase of four joint venture interests not previously owned in Malls and the purchase of two Malls in which we had no previous interest compared with the same period last year. These six acquisitions contributed an incremental $13.3 million to FFO for the nine months ended September 30, 2004. Also contributing to the increase was an overall reduction in the provision for doubtful accounts of $10.7 million. The difference between the estimated receivable for tenant recoveries and the amount actually invoiced in the subsequent year is adjusted to the provision for doubtful accounts. The adjustment to the provision improved by $10.7 million for the 2003 recovery billings compared to the previous years estimate recorded in the second quarter of 2003. These increases were offset by a higher dividend payment totaling $3.7 million and a $4.9 million charge associated with the redemption of our Preferred Series B shares that were redeemed during the first quarter of 2004.

Results of Operations - Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

          Total revenues increased 16.4%, or $11.9 million, for the three months ended September 30, 2004. Of the $11.9 million increase, $8.6 million resulted from the acquisition of the joint venture interests not previously owned by the Company of two Malls and one Community Center previously reflected as joint ventures in which we were a joint venturer and a $5.3 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions. These increases were partially offset by a $1.9 million decrease in revenues at our remaining Properties. The impact of these joint venture acquisitions and the purchase of WestShore Plaza Mall and Eastland Mall (Ohio), are referred to as the “Acquisitions” in our discussion of results of operations. Revenues from Acquisitions for the three months ended September 30, 2004 reflect the inclusion in the consolidated financial statements of Eastland Mall (North Carolina), effective August 14, 2003, WestShore Plaza Mall, effective August 27, 2003, Eastland Mall (Ohio), effective December 22, 2003, Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004. We discuss the various components of our results of operations as it relates to our Properties, which are included in our consolidated financial results for both periods presented. These Properties are referred to as collectively, as “Same Centers” and individually, as a “Same Center” in our analysis.

Minimum rents

          Minimum rents increased 20.7%, or $9.0 million, for the three months ended September 30, 2004, primarily due to the Acquisitions. Same Center minimum rent decrease is due to lower occupancy in 2004.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(0.5)	$(0.2)	$(0.7)	(1.6)%
Acquisitions	8.2	1.5	9.7	22.3

	$7.7	$1.3	$9.0	20.7%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 13.5%, or $3.0 million, for the three months ended September 30, 2004. The increase is a result of the impact of the Acquisitions.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(0.3)	$(0.2)	$(0.5)	(2.3)%
Acquisitions	3.3	0.2	3.5	15.8

	$3.0	$-	$3.0	13.5%

Other revenues

          The $165,000 decrease in other revenues resulted primarily from three offsetting items. Licensing agreement income improved by $595,000, fee income associated with the Properties previously held in joint ventures decreased by $416,000 and miscellaneous corporate fees decreased by $355,000.

Expenses

          Total expenses increased 15.2%, or $7.2 million, for the three months ended September 30, 2004. Real estate taxes and property operating expenses increased $2.7 million while the provision for doubtful accounts increased $0.8 million. Other operating expenses increased $0.2 million, depreciation and amortization increased $2.4 million, and general and administrative expenses increased $1.2 million.

Property operating expenses and real estate taxes

          Real estate taxes and property operating expenses increased 10.5%, or $2.7 million, for the three months ended September 30, 2004. This increase is primarily attributable to the Acquisitions. The decrease in Same Center property expenses reflects the Company’s cost reduction efforts in CAM expenses. The cost reduction efforts have been most significantly impacted from providing janitorial and security services internally to reduce costs.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(0.9)	$-	$(0.9)	(3.5)%
Acquisitions	3.3	0.3	3.6	14.0

	$2.4	$0.3	$2.7	10.5%

Provision for doubtful accounts

          The provision for doubtful accounts was $2.0 million for the three months ended September 30, 2004 and $1.2 million for the corresponding period in 2003. The increase relates to a $530,000 provision established for previously billed tenants’ share of utilities and another $250,000 related to tenants’ credit issues.

Other operating expenses

          Other operating expenses were $1.8 million for the three months ended September 30, 2004, compared to $1.6 million for the corresponding period in 2003. The increase relates primarily to the Acquisitions.

Depreciation and Amortization

          The $2.4 million increase in depreciation and amortization for the three months ended September 30, 2004, consists primarily of $2.7 million increase from the consolidation of two Malls and one Community Center that were previously reflected as owned by joint ventures, and a $1.1 million increase from the acquisition of WestShore Plaza Mall and Eastland Mall (Ohio), and partially offset by Same Center reductions for the remainder of the portfolio.

General and Administrative

          General and administrative expense was $3.6 million and represented 4.3% of total revenues for the three months ended September 30, 2004 compared to $2.4 million and 3.4% of total revenues for the corresponding period in 2003. The increase is primarily due to wage increases that became effective April 1, 2004, higher accrued bonus costs in 2004 as the Company did not meet bonus targets in 2003, legal matters, corporate governance initiatives and increases in employee benefit expenses.

Interest expense/capitalized interest

          Interest expense increased 10.9% or $2.2 million, for the three months ended September 30, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended September 30,

	2004	2003	Inc. (Dec.)

Average loan balance	$1,429,272	$1,177,076	$252,196
Average rate	6.13%	6.57%	(0.44)%

Total interest	$21,904	$19,333	$2,571
Amortization of loan fees	676	945	(269)
Capitalized interest and other, net	(148)	(59)	(89)

Interest expense	$22,432	$20,219	$2,213

Equity in income of unconsolidated entities, net

          The $286,000 decrease in the equity in income of unconsolidated entities results primarily from the purchase in January 2004 of joint venture interests not previously owned by us.

Discontinued Operations

          On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. During the third quarter of 2004, we sold twenty-five Community Centers for $103.1 million and recognized a net gain of $18.8 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for discontinued operations were $1.3 million and $3.8 million for the three months ended September 30, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses of these particular Properties would have been reported as part of Community Centers.

Results of Operations - Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

          Total revenues increased 19.7%, or $42.0 million, for the nine months ended September 30, 2004. Of the $42.0 million increase, $30.0 million resulted from the acquisition of the joint venture interests owned by third parties with respect to three Malls and one Community Center previously reflected as owned by joint ventures in which we were a joint venturer, a $19.6 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions, a $1.9 million increase in proceeds from outparcel sales, partially offset by Same Center reductions across the portfolio and reduced termination income. Revenues from the Aquisitions for the nine months ended September 30, 2004 reflect the inclusion in the consolidated financial statements of Colonial Park Mall, effective March 6, 2003, Eastland Mall (North Carolina), effective August 14, 2003, WestShore Plaza Mall, effective August 27, 2003, Eastland Mall (Ohio), effective December 22, 2003, Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004.

Minimum rents

          Minimum rents increased 21.6%, or $28.2 million, for the nine months ended September 30, 2004, primarily due to the Acquisitions. The increase resulting from the Acquisitions was partially offset by the recognition of approximately $1.7 million of income by the Same Center as a result of the termination of certain leases compared to $6.3 million of recognized lease termination income for the same period in 2003. Same Center decrease is due to lower occupancy in 2004.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(3.1)	$(2.9)	$(6.0)	(4.6)%
Acquisitions	29.8	4.4	34.2	26.2

	$26.7	$1.5	$28.2	21.6%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 17.2%, or $11.0 million, for the nine months ended September 30, 2004. The increase is due to the Acquisitions partially offset by a decrease in Same Center recoveries for the remainder of the portfolio.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(1.8)	$(0.5)	$(2.3)	(3.6)%
Acquisitions	12.8	0.5	13.3	20.8

	$11.0	$-	$11.0	17.2%

Other revenues

          The $2.7 million increase in other revenues is primarily the result of $1.9 million received from the sale of outparcels and a $2.3 million increase in licensing agreement income. The increases were partially offset by the $1.7 million reduction of management fee income associated with the Properties previously held in joint ventures.

Expenses

          Total expenses increased 11.9%, or $17.7 million, for the nine months ended September 30, 2004. Real estate taxes and property operating expenses increased $11.4 million while the provision for doubtful accounts decreased $9.5 million. Other operating expenses increased $1.9 million, depreciation and amortization increased $10.7 million, and general and administrative expenses increased $3.1 million.

Property operating expenses and real estate taxes

          Real estate taxes and property operating expenses increased 15.1%, or $11.4 million, for the nine months ended September 30, 2004. The increase is due primarily to the Acquisitions. Same Center decrease is the result of the Company’s cost reduction efforts in CAM expenses under a program commenced in the second half of 2003.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(2.1)	$(0.3)	$(2.4)	(3.2)%
Acquisitions	13.0	0.8	13.8	18.3

	$10.9	$0.5	$11.4	15.1%

Provision for doubtful accounts

          The provision for doubtful accounts was $5.1 million for the nine months ended September 30, 2004 and $14.6 million for the corresponding period in 2003.

          The Company’s policy is to record the estimated recovery as an accounts receivable monthly throughout the year and true-up the recorded receivable upon completion of the true-up calculation in the subsequent year. These estimates relate to the amount of CAM expense, real estate taxes and insurance expense the Company can bill to the tenants. The adjustment resulting from this calculation was $9.2 million lower in 2004 than 2003. This is the primary reason for the reduction in the provision for doubtful accounts in 2004. Since the significant adjustment was made in June 2003, the Company has improved its controls and implemented additional procedures designed to more accurately estimate tenant recoveries and to bill them in a more timely manner. During the first nine months of 2004, the Company recorded an increase in its provision for doubtful accounts of $800,000 attributable to the prior year estimated tenant recovery, compared to $10 million in 2003.

          Additionally, the Company established reserves for past due receivables owed by bankrupt companies and other troubled tenants for $3.3 million in 2003 compared to $1.0 million for the same period in 2004.

          These two decreases in the provision were partially offset by the recording of an additional provision of $800,000 relating to the Acquisitions.

Other Operating Expenses

          Other operating expenses were $7.0 million for the nine months ended September 30, 2004 as compared to $5.0 million for the corresponding period in 2003. Expenses relating to the sale of outparcels resulted in a $1.5 million increase while the remaining increase was due to the Acquisitions.

Depreciation and Amortization

          The $10.7 million increase in depreciation and amortization consists primarily of $7.7 million from the consolidation of three Malls and one Community Center that were previously reflected as owned by joint ventures, a $4.1 million increase from the WestShore Plaza Mall and Eastland Mall (Ohio) acquisitions, and a decrease across the Same Center Properties.

General and Administrative

          General and administrative expense was $10.1 million and represented 4.0% of total revenues for the nine months ended September 30, 2004 compared to $7.0 million and 3.3% of total revenues for the corresponding period in 2003. The increase is primarily due to wage increases that became effective April 1, 2004, higher accrued bonus costs in 2004 as the Company did not meet bonus targets in 2003, legal matters, corporate governance initiatives and increases in employee benefit expenses.

Interest Expense/Capitalized Interest

          Interest expense increased 22.0%, or $12.9 million, for the nine months ended September 30, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Nine Months Ended September 30,

	2004	2003	Inc. (Dec.)

Average loan balance	$1,472,095	$1,133,422	$338,673
Average rate	6.09%	6.49%	(0.40)%

Total interest	$67,238	$55,169	$12,069
Amortization of loan fees	3,745	3,543	202
Capitalized interest and other, net	401	(220)	621

Interest expense	$71,384	$58,492	$12,892

Equity in income of unconsolidated entities, net

          The $1.7 million decrease in the equity in income of unconsolidated entities results primarily from the purchase in January 2004 of joint venture interests not previously owned by us.

Discontinued Operations

          During the first nine months of 2004, we sold twenty-eight Community Centers for $111.4 million and recognized a net gain of $21.9 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for discontinued operations were $9.9 million and $12.3 million for the nine months ended September 30, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses of these particular Properties would have been reported as part of Community Centers.

Gain on sale of assets

          In the second quarter of 2003, we sold an anchor store at one of our Community Centers to a retailer for a gain of $2.2 million. Because we continue to own and operate the remaining GLA at this particular Community Center, the gain is not presented as part of discontinued operations.

Liquidity and Capital Resources

Liquidity

          Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. We anticipate that these needs will be met with cash flows provided by operations, funds available under the credit facility, the refinancing of maturing debt and proceeds from the sale of assets.

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

          At September 30, 2004, the Company’s total-debt-to-total-market capitalization was 54.6%, compared to 55.5% per annum at December 31, 2003 and 56.2% at September 30, 2003. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that we can maintain a market capitalization in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and units in thousands except stock price).

	9/30/2004	9/30/2003

Stock Price (end of period)	$24.30	$21.07
Market Capitalization Ratio:
Common Shares outstanding	35,586	35,002
OP units outstanding	3,563	3,017

Total Common Shares and units outstanding at end of period	39,149	38,019

Market capitalization - Common Shares outstanding	$864,740	$737,492
Market capitalization - OP units outstanding	86,581	63,568
Market capitalization - Series B Preferred Shares	-	127,950
Market capitalization - Series F Preferred Shares	60,000	60,000
Market capitalization - Series G Preferred Shares	150,000	-
Total debt (end of period)	1,397,134	1,270,443

Total market capitalization	$2,558,455	$2,259,453

Total debt / total market capitalization	54.6%	56.2%

Financing Activity

          Total debt increased by $102.1 million during the nine months ended September 30, 2004. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt

December 31, 2003	$1,214,258	$80,800	$1,295,058
Acquired mortgage debt:
Polaris Fashion Place	148,688		148,688
Polaris Towne Center	41,751		41,751
Polaris Towne Center - Fair value adjustment	2,751		2,751
New mortgage debt	231,500		231,500
Repayment of debt	(292,702)		(292,702)
Debt amortization payments in 2004	(12,790)		(12,790)
Amortization of fair value adjustment	(322)		(322)
Net payments, line of credit		(16,800)	(16,800)

September 30, 2004	$1,333,134	$64,000	$1,397,134

          During the first nine months of 2004 we incurred additional borrowings. In January 2004, we incurred additional debt totaling $36.5 million with respect to the Polaris Fashion Place acquisition. The repayment of this loan has been guaranteed by Polaris Mall, LLC. In addition, as security for repayment of the loan, Glimcher Properties Limited Partnership, (“GPLP”), has pledged 100% of its membership interest in Polaris Mall, LLC and has entered into a negative pledge agreement, whereby it has agreed not to grant a lien on twenty-five of GPLP’s Properties. The $36.5 million loan was repaid in full on August 3, 2004. Additionally, we incurred new mortgage notes payable during June 2004, totaling $195 million which consist of (i) a $165 million loan secured by a first mortgage lien on Jersey Gardens Mall, which matures in June 2014 and bears interest at 4.83% per annum, and (ii) a $30 million two year bridge facility secured by a first mortgage lien on The Great Mall of the Great Plains, which bears interest at LIBOR plus 2.00% per annum (3.76% at September 30, 2004). In August 2004, a first mortgage lien was granted on River Valley Mall, thus adding this Property to the credit facility collateral pool. The addition of River Valley Mall to the collateral pool provides the Company with the full borrowing base availability under its credit agreement.

          At September 30, 2004, our credit facility was collateralized with first mortgage liens on four Properties having a net book value of $117.6 million and our mortgage notes payable were collateralized with first mortgage liens on twenty-five Properties having a net book value of $1,664.7 million. We also owned thirteen unencumbered Properties having a net book value of $47.8 million at that date.

          Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collaterized may constitute a default under all of the mortgages in the pool of such cross-collaterized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a net book value of $199.2 million and represent one Community Center and seven Malls. Properties under such cross default provisions relate to i) our credit facility representing four Properties with a net book value of $117.6 million, ii) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $42.4 million, and iii) the SAN Mall, LP loan representing two Properties with a net book value of $39.2 million.

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

          During the nine months ended September 30, 2004, we sold twenty-eight Community Centers for $111.4 million. In accordance with SFAS No. 144, the sold Properties are reported in Discontinued Operations. This sale was an important step in the execution of our plan to focus on regional mall assets.

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

Cash Activity

          Net cash provided by operating activities was $78.9 million for the nine months ended September 30, 2004.

          Net cash provided by investing activities was $50.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, we spent $63.4 million on our investment in real estate. Of this amount, $42.9 million was paid for the acquisition of Polaris Fashion Place and Polaris Towne Center, $7.4 million on our existing portfolio to create new GLA to generate incremental revenue sources and $12.7 million on second-generation capital expenditures. Also, we sold twenty-eight Community Centers and three outparcels for $113.6 million. The proceeds on these sales were used to pay down our debt.

          Net cash used in financing activities was $133.4 million for the nine months ended September 30, 2004. Proceeds were received from the issuance of $150 million of the Series G Preferred Shares, which totaled a net amount of $144.8 million. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable. During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165 million permanent mortgage loan. Also, we refinanced the Great Mall of the Great Plains with a $30 million two-year bridge facility. In the first quarter, we received $36.5 million that was used to fund the Polaris Fashion Place acquisition. Cash used to repay mortgage notes payable was $305.5 million. This amount is can be attributed to the refinancing of Jersey Gardens Mall and the Great Mall of the Great Plains. Also, as a result of the sale of Community Centers in the third quarter, we paid off the bridge facility associated with the Polaris Fashion Place acquisition and satisfied the mortgage on River Valley Mall as well as additional principal payments required under our fixed rate debt mortgages. We also paid $68.9 million in dividend distributions for the nine months ended September 30, 2004.

Contractual Obligations and Commercial Commitments

Contractual Obligations

          The principal amount of our long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements. The interest obligations related to our long-term debt as of September 30, 2004 is $560 million.

          At September 30, 2004, we had the following obligations relating to dividend distributions. In the third quarter of 2004, the Company declared distributions of $0.4808 per common share to be paid in the fourth quarter of 2004. GPLP declared distributions of $0.4808 per unit for the OP units to be paid in the fourth quarter of 2004. The resulting distribution obligation for the OP units and common shares at September 30, 2004 is $18.8 million. The Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the distributions on those shares may be paid in perpetuity. However, as the Series F Preferred Shares and Series G Preferred Shares are redeemable, at our option, on or after August 25, 2008 and February 23, 2009, respectively. The obligation for the distributions for the Series F Preferred Shares and Series G Preferred Share are calculated through those respective dates and equal $21.8 million and $56.6 million, respectively.

          At September 30, 2004, there were 3.6 million OP units outstanding. These units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for units shall be, at the option of GPLP, equal to, (a) cash at a price equal to the fair market value of an equal number of the Company’s common shares (the “Common Shares”), (b) Common Shares at the exchange ratio of one share for each unit, or (c) any combination of cash and Common Shares (issued at fair market value on a one-to-one basis). The fair value of the units outstanding at September 30, 2004 is $87.6 million based upon a per unit value of $24.58 at September 30, 2004, (based upon a five-day average of the Common Stock price from September 23, 2004 to September 29, 2004).

          Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at September 30, 2004 was $3.3 million.

          At September 30, 2004, we had executed leases with commitments for $12.8 million in tenant allowances. The leases will generate gross rents, which approximate $49.4 million over the original lease term.

          Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments. These obligations were $30.6 million at September 30, 2004.

Commercial Commitments

          The credit facility terms are discussed in Note 5 to the consolidated financial statements.

          The Company has standby letters of credits for utility deposits ($150,000), a mortgage guarantee for the Mall at Fairfield Commons (“MFC”) ($4.0 million) and certain tenant improvements ($1.1 million). These letters of credit will be released upon completion of specific requirements by certain tenants. Management expects the tenants to meet the requirements and does not anticipate any payment to be required on these letters of credit.

          We provided guarantees in connection with the outstanding debt of Polaris Fashion Place. The guarantee of $270,000 relates to certain tenant allowances and we do not expect to incur any liability.

Off Balance Sheet Commitments:

          Since we acquired the remaining joint venture interests not previously owned by the Company, the off balance sheet obligations disclosed in our Form 10-K for the fiscal year ended December 31, 2003 are included in our consolidated long-term debt. The Company held no off balance sheet debt at September 30, 2004.

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

Malls

          Mall store occupancy decreased to 85.8% at September 30, 2004 from 89.6% at December 31, 2003 due to increased vacancies resulting from bankruptcies and lease expirations. Anchor occupancy in the Malls held at 94.5% at September 30, 2004 equal to the rate at December 31, 2003.

          In October 2003, a plan was finalized to add approximately 84,000 of GLA to MFC. The expansion plans include a new sporting goods retailer anchor, Dick’s Sporting Goods, that is targeted to open in 2005. Adjacent to the Property, a new multi-tenant building is planned with an additional 10,000 square feet of GLA.

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

          We are incurring pre-development costs in connection with the development of a department store anchored retail project in the Cincinnati, Ohio market. At September 30, 2004, we have incurred approximately $2.3 million of costs in connection with this project.

Portfolio Data

          The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended September 30, 2004. The percentage change is based on those tenants reporting sales for the twenty-four month period ended September 30, 2004.

	Mall Properties		Community Centers
Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$159	0.6%	$182	(2.7)%
Stores (1)	$320	1.0%	$226	2.4%
Total	$229	0.8%	$193	(1.8)%

(1)	Mall and Community Center stores sales per square foot exclude outparcel sales.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1) (2)
	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03
Mall Anchors	94.5%	94.9%	95.0%	94.5%	94.0%
Mall Stores	85.8%	86.4%	87.7%	89.6%	90.2%
Total Mall Portfolio	91.4%	91.8%	92.4%	92.7%	92.6%
Community Center Anchors	64.9%	78.6%	78.6%	77.3%	76.0%
Community Center Stores	69.1%	74.3%	74.7%	75.7%	78.6%
Single Tenant Retail Properties	100.0%	100.0%	100.0%	100.0%	100.0%
Total Community Center Portfolio	66.9%	78.1%	78.2%	77.5%	77.2%
Comparable Community Center Portfolio	66.9%				72.8%

(1)	Occupancy statistics included in the above table are based on the total Company portfolio which includes Properties owned by us and Properties held by joint ventures in which we owned an interest.
(2)	Occupied space is defined as any space where a tenant is occupying the space and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Information Technology

          The Company implemented the first phase of its commercial management system upgrade in August 2004. This first phase focused on replacing the former commercial management system and related Microsoft Access databases with Intuit Real Estate Solution’s commercial management system. The new software is used for lease accounting, tenant’s sales, accounts receivables, collections and cash processing. The next phase will be implementation of the recoveries module to be utilized for the 2005 recovery process. This recoveries module would be used for calculating and billing the tenants’ share of CAM, real estate taxes and insurance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company’s primary market risk exposure is interest rate risk. The Company uses interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2004 and December 31, 2003, approximately 90.4% and 84.1%, respectively, of the Company’s debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 7.9 years and 6.4 years, respectively, and weighted-average interest rates of approximately 6.41% and 6.59%, respectively. The remainder of the Company’s debt at September 30, 2004 and December 31, 2003, bears interest at variable rates with weighted-average interest rates of approximately 3.75% and 4.09%, respectively.

          At September 30, 2004 and December 31, 2003, the fair value of the Company’s debt (excluding it’s credit facility) was $1,373.3 million and $1,255.1 million, respectively, compared to its carrying amounts of $1,333.1 million and $1,214.3 million, respectively. The Company’s combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2004 and 2003, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $334,000 and $353,000, for the quarter ended September 30, 2004 and 2003, respectively. Also, the fair value of debt would decrease by approximately $45.6 million and $50.1 million, at September 30, 2004 and December 31, 2003. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $334,000 and $353,000, for the quarter ended September 30, 2004 and 2003, respectively, and increase the fair value of debt by approximately $48.9 million and $54.0 million, at September 30, 2004 and December 31, 2003. The Company has entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see Notes 4 and 10 to the consolidated financial statements).

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not presently involved in any material litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.1 Open End Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of August 30, 2004, between Glimcher River Valley Mall, LLC and KeyBank National Association, relating to the River Valley Mall in Lancaster, Ohio. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004).

10.2 Joinder to Guaranty, dated August 30, 2004, by Glimcher River Valley Mall, LLC Glimcher Properties Limited Partnership and Glimcher Development Corporation. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004).

10.3 Severance Benefits Agreement, dated August 30, 2004, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2004).

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

GLIMCHER REALTY TRUST

By:	/s/ Herbert Glimcher
Herbert Glimcher, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark E. Yale
Mark E. Yale, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Dated: November 5, 2004