Form 10-K
period 2004-12-31
GLIMCHER REALTY TRUST
filed 2005-03-11
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12482

GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	31-1390518 (I.R.S. Employer Identification No.)

150 East Gay Street Columbus, Ohio (Address of principal executive offices)	43215 (Zip Code)

Registrant’s telephone number, including area code: (614) 621-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share
8 3/4% Series F Cumulative Redeemable Preferred Shares of Beneficial
        Interest, par value $0.01 per share
8 1/8% Series G Cumulative Redeemable Preferred Shares of Beneficial
Interest, par value $0.01 per share	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

As of March 3, 2005, there were 35,697,841 Common Shares of Beneficial Interest outstanding, par value $0.01 per share and the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2004, was $772,749,769.

Documents Incorporated By Reference

Portions of the Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 6, 2005 are incorporated by reference into Part III of this Report.

1 of 74 pages

EXPLANATORY NOTE

          During fiscal years 2003 and 2002, the Company increased its provision for doubtful accounts to address the finalization of the billings for the tenant’s share of common area maintenance (“CAM”), real estate taxes and other recoverable expenditures incurred in prior years. Our process for recording the tenant reimbursement for CAM, real estate taxes and recoverable expenditures was evaluated at that time and improvements were made to the process to reduce the risk of significant adjustments in future periods. Based upon their significance, we have determined that these charges should have reduced the tenant reimbursement revenue recognized in prior years.

          Accordingly, the Company is restating its previously issued financial statements for the fiscal years December 31, 2001 through 2003 to correct the timing by reflecting the adjustments as reductions to tenant reimbursement revenue recognized in prior years. The restatement increases net income by $9.1 million ($0.26 per diluted share) for the year ended December 31, 2003, and decreases net income by $2.7 million ($0.08 per diluted share) and $6.4 million ($0.23 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

          For more information relating to the restatement, see “Item 8. Financial Statements-Note 21. Restatements and Note 22. Interim Financial Information (unaudited).” Additionally, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information on the impact of the restatement on years 2001, 2002 and 2003, see “Item 6. Selected Financial Data”.

          The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. The Company previously disclosed its intention to restate its financial statements for such periods in a Form 8-K filed with the Securities & Exchange Commission (“SEC”) on February 22, 2005.

          All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART I

          This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; rejection of leases by tenants in bankruptcy; the failure to qualify as a REIT (as hereinafter defined), failure to consummate financing, including the repayment of debt; development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of properties to take place from time to time; the failure to attract innovative retailers; the failure to complete planned redevelopments of properties; the failure of the Company to make additional investments in regional mall properties; and the failure to fully recover tenant obligations for CAM, taxes and other property expenses, as well as other risks listed from time to time in this Form 10-K and in GRT’s other reports filed with the SEC.

Item 1. Business

(a)	General Development of Business

          GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of enclosed regional and super regional malls (the “Malls”) and community shopping centers (including single tenant retail properties) (the “Community Centers”). The Malls and Community Centers are each individually referred to herein as a “Property” and the Malls and Community Centers in which GRT holds an ownership position (including joint venture interests) are collectively referred to herein as the “Properties.” On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the “Operating Partnership” or “GPLP”), a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2004, GRT held a 91.1% interest in the Operating Partnership.

          GRT, the Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company”, “we”, “us” or “our”.

          GRT does not engage or pay a REIT advisor. Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)	Narrative Description of Business

          General: The Company is a recognized leader in the ownership, management, acquisition and development of enclosed regional and super-regional malls. At December 31, 2004, the Properties consisted of 25 Malls containing an aggregate of 21.8 million square feet of gross leasable area (“GLA”) and 16 Community Centers (including one single tenant retail property) containing an aggregate of 2.5 million square feet of GLA.

          For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”). All tenant spaces less than 20,000 square feet and outparcels are considered to be stores. The Company computes occupancy on an economic basis, which means only those spaces where the store is open or the tenant is paying rent are considered as occupied. The Company includes GLA for certain anchors and outparcels that are owned by third parties. These differences in treatment between Malls and Community Centers is consistent with industry practice. Mall anchors which are owned by third parties, are open and/or are obligated to pay the Company charges are considered occupied when reporting occupancy statistics. Community Center anchors owned by third parties are excluded from the Company’s GLA. Outparcels at both Community Center or Mall properties are included in GLA if the Company owns the land or building. The outparcels where a third party owns the land and buildings but contribute towards Company ancillary charges, are excluded from GLA.

          As of December 31, 2004, the occupancy rate for all of the Properties was 89.3% of GLA. The occupied GLA was leased at 86.7%, 7.2% and 6.1% to national, regional and local retailers, respectively. The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

          As of December 31, 2004, the Properties had annualized minimum rents of $210.4 million. Approximately 82.2%, 6.4% and 11.4% of the annualized minimum rents of the Properties as of December 31, 2004 were derived from national, regional and local retailers, respectively. There are no tenants representing more than 5.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2004 (see Note 17 to the consolidated financial statements for financial information regarding the Company’s segments).

          Malls: The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each Mall is anchored by multiple department stores such as The Bon-Ton, Boscov’s, Burdines-Macy’s, Dillard’s, Elder-Beerman, Foley’s, JCPenney, Kaufmann’s, Kohl’s, Lazarus-Macy’s, Meier & Frank Co., Neiman Marcus, Nordstrom, Parisian, Proffitt’s, Saks and Sears. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, The Disney Store, Finish Line, Footlocker, Gap, Hallmark, Kay Jewelers, The Limited, Limited Express, New York and Company, Old Navy, Pacific Sunwear, Radio Shack, Victoria’s Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain of the Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.6 million square feet of GLA and approximately 140 stores, while the smallest has 230,000 square feet of GLA and approximately 30 stores. The Malls also have additional restaurants and retail businesses such as PF Changs, The Palm, Red Lobster, Best Buy and Pier One located along the perimeter of the parking areas.

          As of December 31, 2004, the Malls accounted for 89.7% of the total GLA, 94.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 91.8%.

          Community Centers: The Company’s Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores, supermarkets or drug stores (“Community Anchors”) which attract shoppers to each center’s smaller shops. The tenants at the Company’s Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney and Kmart and supermarkets such as Kroger. Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

          As of December 31, 2004, the Community Centers accounted for 10.3% of the total GLA, 6.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 67.6%.

          Growth Strategies and Operating Policies: Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value. The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITS. Specifically, the Company believes that FFO is a supplemental measure of the Company’s operating performance as it is a recognized standard in the real estate industry, in particular, real estate investment trusts. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7.

          GRT intends to operate in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to REITs and related regulations with respect to the composition of the Company’s portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the trustees of GRT determine that it is no longer in the best interests of GRT to qualify as a REIT.

          The Company’s acquisition strategies are to selectively acquire strategically located properties in markets where management has extensive operating experience. Such strategy is focused on dominant anchored retail properties within the top 100 metropolitan markets by population that have near-term upside potential or offer advantageous opportunities for the Company.

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

          The Company acquires and develops its Properties as long-term investments. Therefore, its focus is to provide for regular maintenance of its Properties and to conduct periodic renovations and refurbishments to preserve and increase Property values while also increasing the retail sales prospects of its tenants. The projects usually include renovating existing facades, installing uniform signage, updating interior decor, replacement of roofs and skylights, resurfacing parking lots and increasing parking lot lighting. To meet the needs of existing or new tenants and changing consumer demands, the Company also reconfigures and expands its Properties, including utilizing land available for expansion and development of outparcels or the addition of new anchors. In addition, the Company works closely with its tenants to renovate their stores and enhance their merchandising capabilities.

          Financing Strategies: At December 31, 2004, the Company had a total-debt-to-total-market-capitalization ratio of 52.0% based upon the closing price of the Common Shares on the New York Stock Exchange as of December 31, 2004. The Company is working to maintain this ratio in the mid-fifty percent range by managing outstanding debt and increasing the value of its outstanding Common Shares. The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements. The Company’s preference is to obtain fixed rate, long-term debt for its Properties. At December 31, 2004, 89.7% of total Company debt was fixed rate. Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

          Competition: All of the Properties are located in areas which have shopping centers and/or malls and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases of such Properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

          Employees: At December 31, 2004, the Company had an aggregate of 1,092 employees, of which 512 were part-time.

          Seasonality: The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

          Tax Status: GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders. Additionally, the Company must satisfy certain requirements regarding its organization, ownership and certain other requirements, such as a requirement that its shares be transferable. Moreover, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company’s gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities. In addition, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including the requirement that not more than 25.0% of the value of the total assets can be represented by securities. If GRT fails to meet the requirements to qualify for REIT status, the Company may cease to qualify as a REIT and may be subject to certain penalty taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

(c)	Available information

          GRT files this Form 10-K and other periodic reports and statements electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information provided by issuers at http://www.sec.gov. GRT’s reports, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practical after such reports are filed with the SEC. Information on this website is not considered part of this filing. GRT’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Executive Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are available on the Company’s website and copies of each are available in print to any shareholder who requests them.

Item 2. Properties

          The Company’s headquarters are located at 150 East Gay Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Malls.

          At December 31, 2004, the Company managed and leased a total of 41 Properties. The Properties are located in 18 states as follows: Ohio (12), West Virginia (5), Tennessee (4), Florida (2), North Carolina (2), Pennsylvania (2), South Carolina (2), Texas (2), Alabama (1), California (1), Indiana (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), Oregon (1) and Washington (1).

(a)	Malls

          Twenty-five of the Properties are Malls and range in size from 230,000 square feet of GLA to 1.6 million square feet of GLA. Seven of the Malls are located in Ohio and 18 are located throughout the country in the states of Florida (2), Texas (2), West Virginia (2), Alabama (1), California (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), New York (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

Summary of Malls at December 31, 2004

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Almeda Mall, Houston, TX	586,042	211,501	797,543	100.0	90.6	$283	Foley’s JCPenney Old Navy Palais Royal Ross Dress for Less	(4) (4) 01/31/05 12/31/09 01/31/12

Ashland Town Center Ashland, KY	263,794	177,967	441,761	100.0	97.3	$335	Goody’s JCPenney Proffitt’s Wal-Mart	03/31/09 10/31/09 01/31/10 11/10/09

Colonial Park Mall Harrisburg, PA	504,446	240,533	744,979	100.0	87.9	$328	The Bon-Ton Boscov’s Sears	01/31/15 (4) (4)

Dayton Mall, The Dayton, OH	912,578	395,673	1,308,251	100.0	89.5	$323	DSW Shoe Warehouse Elder-Beerman JCPenney Lazarus - Macy’s Linens’N Things Old Navy Sears	07/31/10 (4) 03/31/11 (4) 01/31/17 07/31/06 (4)

Eastland Mall (“Eastland North Carolina”) Charlotte, NC	725,720	339,053	1,064,773	100.0	91.0	$233	Belk Dillard’s Ice House Cameron Group Sears	(4) (4) 07/31/05 (7) (4)

Eastland Mall (“Eastland Ohio”) Columbus, OH	606,534	293,314	899,848	100.0	87.3	$268	JCPenney (5) Lazarus - Macy’s Sears	01/31/08 (4) (4)

Grand Central Mall Parkersburg/Vienna, WV	562,394	339,956	902,350	100.0	94.4	$296	Elder-Beerman (5) Goody’s JCPenney Proffitt’s Regal Cinemas Sears Steve & Barry’s	01/31/33 04/30/06 09/30/07 03/31/18 01/31/17 09/25/07 01/31/11

Great Mall of the Great Plains, The Olathe, KS	397,211	413,023	810,234	77.5	76.2	$186	Burlington Coat Factory Dickinson Theatres Foozles Group USA Jeepers! Linens’N Things Marshalls VF Factory Outlet	01/31/08 08/13/17 01/31/06 08/13/07 12/31/06 01/31/08 01/31/13 10/31/06

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Indian Mound Mall Newark/Heath, OH	389,589	166,907	556,496	100.0	76.4	$269	Crown Cinema Elder-Beerman JCPenney Lazarus - Macy’s (9) Sears (5) Steve & Barry’s	12/31/07 04/30/09 10/31/06 09/30/06 09/23/27 01/31/11

Jersey Gardens Elizabeth, NJ	649,465	641,310	1,290,775	100.0	83.4	$418	Bed Bath & Beyond
Burlington Coat
  Factory
Cohoes Fashions
Daffy’s
DSW Shoe
  Warehouse/
  Filene’s Basement
Gap Outlet, The
Group USA
Home Living
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Nike Factory Store
Off 5th Saks Fifth
  Ave Outlet
							Old Navy	01/31/10 01/31/10 01/31/10 01/31/10 10/31/11 01/31/10 12/31/08 10/31/05 01/31/10 11/30/09 12/31/20 10/31/09 11/30/06 10/31/14 05/31/10

Lloyd Center Portland, OR	739,759	704,454	1,444,213	100.0	95.2	$369	Barnes & Noble Lloyd Ctr Ice Rink (6) Lloyd Mall Cinemas Marshalls Meier & Frank Nordstrom Ross Dress for Less Sears Toys “R” Us	01/31/12 01/31/08 01/31/12 01/31/14 01/31/06 (4) 01/31/15 (4) 01/31/05

Mall at Fairfield Commons, The Beavercreek/Dayton, OH	684,284	368,376	1,052,660	100.0	95.6	$366	Elder-Beerman JCPenney Lazarus - Macy’s (5) Parisian Sears	10/31/15 10/31/08 01/31/15 01/31/14 10/31/08

Mall at Johnson City, The Johnson City, TN	334,605	200,672	535,277	100.0	87.0	$365	Goody’s JCPenney Proffitt’s for Her Proffitt’s for Men, Kids & Home Sears	05/31/06 03/31/10 10/31/12 06/30/06 03/09/06

Montgomery Mall Montgomery, AL	460,341	266,386	726,727	100.0	69.7	$195	Dillard’s (9) JCPenney Parisian	12/31/04 04/30/05 (4)

Morgantown Mall Morgantown, WV	372,244	168,178	540,422	96.4	92.3	$309	Carmike Cinemas Elder-Beerman JCPenney Proffitt’s Sears	10/31/10 01/29/11 09/30/10 03/15/11 09/30/10

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

New Towne Mall New Philadelphia, OH	351,713	162,901	514,614	73.5	84.7	$245	Elder-Beerman Goody’s JCPenney Regal Cinemas Sears Super Fitness Center	02/02/09 08/31/14 09/30/08 03/31/07 10/31/08 02/28/14

Northtown Mall Blaine, MN	486,886	315,312	802,198	20.9	86.6	$365	Best Buy Steve & Barry’s	01/31/10 01/31/11

Northwest Mall Houston, TX	582,339	211,742	794,081	64.1	78.8	$213	Foley’s OfficeMax Palais Royal Phil’s Shoes (8)	(4) 06/30/04 12/31/09 01/31/04

Polaris Fashion Place Columbus, OH	1,088,075	491,657	1,579,732	100.0	96.0	$358	Great Indoors, The JCPenney Kaufmann’s Lazarus - Macy’s Lord & Taylor Saks Fifth Avenue Sears	(4) (4) (4) (4) (4) (4) (4)

River Valley Mall Lancaster, OH	316,947	255,011	571,958	100.0	95.9	$270	Elder-Beerman JCPenney Lazarus - Macy’s Regal Cinemas Sears Steve & Barry’s	02/02/08 09/30/07 09/30/07 12/31/06 10/31/09 01/31/11

Southside Mall Oneonta, NY	142,719	87,180	229,899	41.5	98.6	$301	JCPenney OfficeMax	07/31/06 12/31/12

SuperMall of the Great Northwest Auburn, WA	541,669	400,565	942,234	100.0	78.8	$246	Ann Taylor Loft Bed Bath & Beyond Burlington Coat Factory Gart Sports Marshalls Nordstrom Old Navy Sam’s Club Vision Quest	01/31/06 01/31/06 01/31/11 01/31/11 01/31/11 08/31/10 01/31/06 05/31/19 11/30/18

University Mall Tampa, FL	892,308	424,493	1,316,801	100.0	89.0	$313	Burdines-Macy’s Burlington Coat Factory Cobb Theater (6) Dillard’s JCPenney Sears	(4) (4) 12/31/11 02/01/09 10/31/09 (4)

Weberstown Mall Stockton, CA	602,817	256,192	859,009	100.0	96.2	$381	Barnes & Noble Dillard’s JCPenney Sears	01/31/09 (4) 03/31/09 (4)

WestShore Plaza Mall Tampa, FL	769,897	289,581	1,059,478	100.0	92.4	$442	AMC Theatres Burdines-Macy’s JCPenney Old Navy Saks Fifth Avenue Sears	01/31/21 (4) 09/30/07 01/31/06 11/30/18 09/30/17

Total	13,964,376	7,821,937	21,786,313	93.7	88.5	$323

(1)	Includes outparcels.
(2)	Average 2004 store sales per square foot for in-line stores of less than 20,000 square feet.
(3)	Lease expiration dates do not contemplate or include options to renew.
(4)	The tenant owns the land and the building and operates under an operating agreement.
(5)	This is a ground lease by the Company to the tenant. The Company owns the land and not the building.
(6)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.
(7)	Building owned by third party, space partially occupied at year-end.
(8)	Tenant is paying month-to-month rent.
(9)	Tenant vacated the store but continues to pay rent through the lease expiration.

(b)	Community Centers

          Sixteen of the Properties are Community Centers (including one single tenant retail property) ranging in size from approximately 33,000 to 443,000 square feet of GLA. They are located in 7 states as follows: Ohio (5), West Virginia (3), Tennessee (3), Indiana (1), North Carolina (1), Pennsylvania (1) and South Carolina (2). The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2004

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Anchors	Lease Expiration (2)

Ayden Plaza Ayden, NC	21,000	11,800	32,800	100.0	84.7	Food Lion (3)	10/31/07

Buckhannon Plaza Tennerton, WV	70,951	13,865	84,816	0.0	0.7	N/A	N/A

Cumberland Crossing Jacksboro, TN	100,034	44,700	144,734	28.9	2.7	Food City	12/13/10

East Pointe Plaza Columbia, SC	183,340	90,868	274,208	100.0	69.0	Food Lion (3) Super Petz (3) Wal-Mart (3)	11/16/10 03/31/06 01/31/09

Knox Village Square Mount Vernon, OH	173,009	34,400	207,409	67.8	93.0	JCPenney Kmart	05/31/08 11/30/17

Lowe’s Marion, OH	72,507	N/A	72,507	100.0	N/A	Lowe’s (3)	07/31/13

Middletown Plaza Middletown, OH	104,125	26,000	130,125	73.9	69.2	Rooms of Furniture	05/31/09

Morgantown Commons Morgantown, WV	200,187	30,656	230,843	79.0	59.6	OfficeMax Super Kmart	08/31/11 02/28/21

Newberry Square Shopping Center Newberry, SC	104,588	22,240	126,828	37.0	16.2	Winn-Dixie	12/09/07

Ohio River Plaza Gallipolis, OH	105,857	43,136	148,993	41.4	85.2	Kroger (3)	11/18/09

Pea Ridge Shopping Center Huntington, WV	110,192	39,860	150,052	100.0	72.4	Kmart Kroger (6)	09/30/09 02/28/05

Polaris Towne Center Columbus, OH	291,997	150,948	442,945	100.0	98.1	Barnes & Noble Best Buy Jo-Ann etc. Kroger Linens `N Things OfficeMax Old Navy T.J. Maxx	01/31/15 01/31/15 01/31/10 11/30/18 01/31/15 09/30/14 01/31/10 03/31/09

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Anchors	Lease Expiration (2)

Rhea County Shopping Dayton, TN	71,952	40,050	112,002	0.0	34.0	N/A	N/A

Roane County Plaza Rockwood, TN	124,848	35,350	160,198	25.6	23.9	Ingles (3)	02/28/10

Scott Town Plaza Bloomsburg, PA (4)	47,334	30,300	77,634	0.0	89.8	N/A	N/A

Vincennes Vincennes, IN (5)	108,682	N/A	108,682	100.0	N/A	Charter Communications Kmart	09/30/05 06/30/09

Total	1,890,603	614,173	2,504,776	67.9	66.6

(1)	Includes outparcels.
(2)	Lease expiration dates do not contemplate options to renew.
(3)	Tenant vacated the store but continues to pay rent through lease expiration.
(4)	Property was classified as held for sale as of December 31, 2004.
(5)	The Company leases the land from a third party for this Community Center.
(6)	Kroger sublet the store to The Great Outdoors Marine and Sportshop, Inc.

          One of the Community Centers is subject to a long-term ground lease where a third party owns the underlying land and has leased the land to the Company. The expiration date of the ground lease (assuming the exercise by the Company of all of its options to extend the terms of such leases) is 2050. The Company pays rent of $14,400 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereon. In addition, the ground lease provides for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended at the Company’s option, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)	Properties Subject to Indebtedness

          At December 31, 2004, all of the Malls and 4 of the Community Centers were encumbered by mortgages and 12 Community Centers were unencumbered. The 12 unencumbered Community Centers had a net book value of $43.2 million at December 31, 2004. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into a revolving line of credit with several financial institutions which is secured by mortgage liens on four Malls.

The Credit Facility

          On October 17, 2003, the Company replaced its existing line of credit that was scheduled to mature on January 31, 2004, with a new $150 million three-year secured bank credit facility maturing on October 16, 2006 (the “Credit Facility”). The new Credit Facility is collateralized with first mortgage liens on four Malls with a net book value of $118.4 million at December 31, 2004. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% per annum, to LIBOR plus 1.70% per annum, depending on the Company’s ratio of debt to asset value. The Credit Facility currently bears interest at a rate of LIBOR plus 1.70% per annum. During 2004, the weighted average interest rate was 3.05% per annum. At December 31, 2004, the outstanding balance on the Credit Facility was $74.0 million.

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

Various Mortgage Loans

          The following table sets forth certain information regarding the mortgages which encumber various properties. All of the mortgages are secured by first mortgage liens on the Properties. The information is as of December 31, 2004 (dollars in thousands).

Encumbered Property	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance		Annual Debt Service (1)	Balloon Payment	Maturity
$36.4 million SAN Mall note Almeda Mall Northwest Mall	Fixed	8.35%	$ 33,985		$ 3,320	$ 32,615	10/11/2007
$58.4 million Morgantown note Morgantown Mall Morgantown Commons	Fixed	6.89%	54,227		$ 4,608	$ 50,823	09/11/2008
Montgomery Mall	Fixed	6.79%	44,257		$ 3,732	$ 43,843	08/01/2005
Weberstown Mall	Fixed	7.43%	19,383		$ 1,708	$ 19,033	05/01/2006
Colonial Park Mall	Fixed	7.73%	33,459		$ 3,088	$ 32,033	10/11/2007
Knox Village Square	Fixed	7.41%	8,968		$ 772	$ 8,624	02/11/2008
Eastland Mall (North Carolina)	Fixed	7.84%	45,292		$ 4,308	$ 42,302	09/11/2008
Grand Central Mall	Fixed	7.18%	49,276		$ 4,268	$ 46,065	02/01/2009
Mall at Johnson City, The	Fixed	8.37%	39,606		$ 3,740	$ 37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	41,387		$ 3,858	$ 38,543	06/01/2010
Ashland Town Center	Fixed	7.25%	25,770		$ 2,344	$ 21,817	11/01/2011
Dayton Mall, The	Fixed	8.27%	57,481		$ 5,556	$ 49,864	07/11/2012
WestShore Plaza	Fixed	5.09%	98,275		$ 6,508	$ 84,824	09/09/2012
University Mall	Fixed	7.09%	65,050		$ 5,840	$ 52,524	01/11/2013
Polaris Fashion Place	Fixed	5.24%	146,631		$ 9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	137,285		$ 9,456	$116,922	06/11/2013
Jersey Gardens	Fixed	4.83%	163,827		$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	112,423		$ 7,724	$ 92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	61,107		$ 5,412	$ 49,969	02/11/2015

Total fixed rate notes			1,237,689

Southside Mall	Variable	4.34%	7,638		$ 336	$ 7,638	05/01/2005
East Pointe Plaza	Variable	4.78%	7,955		$ 614	$ 7,825	08/01/2005
Great Mall of the Great Plains, The	Variable	4.40%	30,000		$ 1,339	$ 30,000	06/09/2006
Eastland Mall (Ohio)	Variable	4.42%	24,000		$ 1,075	$ 24,000	01/01/2007

Total variable rate notes			69,593

Total Properties:			$1,307,282	(2)

(1)	Annual debt service for variable rate notes is calculated based on the interest rate at December 31, 2004.
(2)	This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by SFAS No. 141, “Business Combinations”.

Item 3. Legal Proceedings

          The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

          During the fourth quarter of 2004, the Company received a subpoena for documents from the SEC in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by the Company in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by the Company in its Form 10-K filed on March 12, 2004). The Company is cooperating fully with the investigation.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2004.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

          The Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “GRT.” On March 3, 2005, the last reported sales price of the Common Shares on the NYSE was $25.71. The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2004 and 2003 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

Quarter Ended	High	Low	Distributions Per Share
March 31, 2003	$20.20	$17.09	$0.4808
June 30, 2003	$23.37	$19.69	$0.4808
September 30, 2003	$23.44	$19.90	$0.4808
December 31, 2003	$23.51	$20.64	$0.4808
March 31, 2004	$27.42	$22.05	$0.4808
June 30, 2004	$27.10	$19.85	$0.4808
September 30, 2004	$25.69	$21.62	$0.4808
December 31, 2004	$28.72	$24.62	$0.4808

(b)	Holders

          The number of holders of record of the Common Shares was 1,009 as of March 3, 2005.

(c)	Distributions

          Future distributions paid by GRT on the Common Shares will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

          GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value. In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan. As of December 31, 2004, 2,100,000 Common Shares were authorized, of which 228,243 Common Shares have been issued.

Item 6. Selected Financial Data

          The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

          For further discussion of the restatements discussed in the Explanatory Note and their specific impact on our historical financial statements, please see Notes 21 and 22 to our consolidated financial statements. The five-year financial summary set forth in this Item 6 has been revised to reflect the restatement.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,

	2004	2003 (as restated) (5)	2002 (as restated) (5)	2001 (as restated) (5)	2000
Operating Data (in thousands, except per share amounts): (1)
Total Revenues	$345,089	$300,730	$247,243	$222,843	$185,684
Operating income	$123,791	$107,431	$88,341	$73,021	$78,962
Interest expense	$93,594	$80,479	$85,234	$85,192	$81,129
Gain (loss) on sales of properties, net	$19,769	$703	$15,756	$(610)	$-
Income (loss) from continuing operations	$27,533	$27,913	$4,121	$(12,319)	$1,163
Income (loss) from continuing operations per share common (diluted)	$0.20	$0.42	$(0.16)	$(0.10)	$(0.71)
Net income	$51,755	$32,961	$33,604	$18,270	$40,950
Preferred stock dividends	$17,517	$13,688	$11,833	$15,777	$22,469
Net income available to common shareholders	$29,360	$19,273	$21,771	$24,933	$18,481
Per common share data: Earnings per share (diluted)	$0.82	$0.55	$0.67	$0.89	$0.78
Distributions (per common share)	$1.9232	$1.9232	$1.9232	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,835,298	$1,724,226	$1,507,277	$1,609,346	$1,503,673
Total assets	$1,947,024	$1,837,423	$1,622,433	$1,751,419	$1,589,545
Total long-term debt	$1,402,604	$1,295,058	$1,095,930	$1,246,741	$1,069,466
Total shareholders’ equity	$443,822	$441,939	$416,492	$389,425	$339,947

Other Data:
Cash provided by operating activities (in thousands)	$105,211	$100,597	$67,600	$101,665	$75,168
Cash provided by (used in) investing activities (in thousands)	$36,237	$(200,229)	$175,697	$(57,882)	$3,125
Cash (used in) provided by financing activities (in thousands)	$(144,042)	$99,363	$(240,697)	$(40,488)	$(81,918)
Funds from operations (2) (in thousands)	$89,629	$88,897	$74,828	$95,158	$79,193
Number of properties (3) (4)	41	70	73	102	111
Total GLA (in thousands) (3) (4)	24,291	27,061	25,716	31,121	30,518
Occupancy rate % (3)	89.3%	89.8%	88.9%	91.7%	93.6%

(1)	Operating data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are restated to reflect the impact of Statements of Financial Accounting Standards (“SFAS”) No. 144.

(2)	FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7.

(3)	Number of Properties and GLA include Properties which are both wholly owned by the Company or by a joint venture in which the Company has a joint venture interest. The joint venture interests which are included range from 20 - 50%. Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4)	The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: none in 2004, 2003 includes 2.0 million square feet of GLA (2 Properties), 2002 includes 3.8 million square feet of GLA (4 Properties), 2001 includes 7.6 million square feet of GLA (8 Properties) and 2000 includes 8.2 million square feet of GLA (9 Properties).

(5)	Notes 21 and 22 to our consolidated financial statements further discuss the restatements and their specific impact on our historical financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Glimcher Realty Trust is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. We own, lease, manage and develop a portfolio of retail properties consisting of enclosed regional and super regional malls and community shopping centers. As of December 31, 2004, we owned interests in and managed 41 properties, consisting of 25 Mall Properties and 16 Community Centers (including one single tenant retail property) located in 18 states. The Properties contain an aggregate of approximately 24.3 million square feet of GLA of which approximately 89.3% was occupied at December 31, 2004.

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

          Key elements of our growth strategies and operating policies are to:

•	Increase Property values by aggressively marketing available GLA and renewing existing leases;

•	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents;

•	Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of Properties in order to lease available space;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low costs.

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

Impact of Restatements

          During fiscal years 2003 and 2002, the Company increased its provision for doubtful accounts to address the finalization of the billings for the tenant’s share of CAM, real estate taxes and other recoverable expenditures incurred in prior years. Our process for recording the tenant reimbursement for CAM, real estate taxes and recoverable expenditures was evaluated at that time and improvements were made to the process to reduce the risk of significant adjustments in future periods. Based upon their significance, we have determined that these charges should have reduced the tenant reimbursement revenue recognized in prior years.

          Accordingly, the Company is restating its previously issued financial statements for the fiscal years December 31, 2001 through 2003 to correct the timing by reflecting the adjustments as reductions to tenant reimbursement revenue recognized in prior years. The restatement increases net income by $9.1 million ($0.26 per diluted share) for the year ended December 31, 2003, and decreases net income by $2.7 million ($0.08 per diluted share) and $6.4 million ($0.23 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

          For more information relating to the restatement, see “Item 8. Financial Statements-Note 21. Restatements and Note 22. Interim Financial Information (unaudited).” Additional information on the impact of the restatement on years 2001, 2002 and 2003, is provided in “Item 6. Selected Financial Data”.

          The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. The Company previously disclosed its intention to restate its financial statements for such periods in a Form 8-K filed with the SEC on February 22, 2005.

          All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

Revenue Recognition

          The Company’s revenue recognition policy relating to minimum rents does not require the use of estimates. Percentage rents, tenant reimbursements and components of other revenue associated with the margins related to outparcel sales include estimates.

Percentage Rents

          The recognition of income from percentage rents requires management to make certain estimates with regard to tenants’ sales levels. The majority of the Company’s tenants report sales on a monthly basis, which provides the Company with a reasonable basis upon which to record this income. The monthly sales amounts, however, are unaudited and subject to change when the tenant reports its final sales after the end of the lease year. In addition, leases sometimes permit the exclusion of certain types of sales or services from the calculation of percentage rents due.

Tenant reimbursements

          Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance. We recognize revenue based upon the amounts to be reimbursed from our tenants in the same period these reimbursable expenses are incurred. Differences between estimated recoveries and final amounts billed are recognized in the subsequent year. Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants. Adjustments are also made throughout the year to these receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual recoveries versus actual expenses. If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2004 differs from actual amounts billed in 2005 by 1%, the amount of income recorded during 2004 would increase or decrease by $1.0 million.

Outparcel sales

          The Company sells outparcels at its various Properties. The estimated cost used to calculate the margin from these sales involves a number of estimates. The estimates made are based either upon assigning a proportionate cost, based upon historical cost paid for the total parcel to the portion of the parcel that is sold, or by incorporating the sales value method. The proportionate share of actual cost is derived through consideration of numerous factors. These factors include items such as ease of access to the parcel, visibility from high traffic areas and other factors that may differentiate the desirability of the particular section of the parcel that is sold.

Accounts Receivable and Allowance for Doubtful Accounts

          The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience.

Investment in Real Estate

Carrying Value of Assets

          The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new Properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisition and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its recent acquisitions. The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the Property and competition in the specific market in which the Property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

          The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Investment in Real Estate - Held for Sale

          The Company evaluates held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

          On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Sale of Real Estate Assets

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

Accounting for Acquisitions

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

          The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods to determine the replacement cost of the tangible assets.

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

          The aggregate value of in-place leases, is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Due to the high occupancy of the Malls acquired to date, management has assigned no value to these assets.

          The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

Depreciation and Amortization

          Depreciation expense for real estate assets is computed using the straight-line method over the estimated useful lives of the assets: forty years for the composite life of buildings and improvements and five to ten years for equipment and fixtures. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.

Derivatives

          The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company at times employs an external, third party to perform an independent assessment of the fair value of the derivatives portfolio. The aggregate fair value of the Company’s derivative instruments was $1,292 and $(990,971) at December 31, 2004 and 2003, respectively.

Funds from Operations

          Our consolidated financial statements have been prepared in accordance with GAAP. We have also indicated that FFO is a key measure of financial performance. FFO is an important and widely used financial measure of operating performance in the REIT industry, which we believe provides important information to investors and a relevant basis for comparison among REITs.

          We believe that FFO is an appropriate and valuable measure of our operating performance because real estate generally appreciates over time or maintains a residual value to a much greater extent than personal property and, accordingly, reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties.

          FFO, as defined by NAREIT (defined fully in Item 1) is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income as the primary indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Our FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.

          The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the years ending December 31, 2004, 2003 and 2002 (in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Net income available to common shareholders	$29,360	$19,273	$21,771
Add back (less):
Real estate depreciation and amortization	77,093	64,688	59,547
Share of joint venture real estate depreciation and amortization	39	3,936	7,182
Minority interest in operating partnership	2,906	1,703	2,084
Discontinued operations: Gain on sales of properties	(19,769)	(703)	(15,756)

Funds from operations	$89,629	$88,897	$74,828

          FFO increased by 0.8% or $732,000 for the year ended December 31, 2004 from December 31, 2003. This increase can be attributed to an increase in net income related to acquisitions made in 2003 and 2004 which contributed incremental FFO of $10.9 million. This increase was partially offset by the $4.9 million charge related to the redemption of the Series B Preferred Shares, the dilutive impact of the sold community centers of $3.3 million, reductions in results of operations due to decreased termination income and higher general and administrative costs.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          We discuss our results of operations by separating the impact of our acquisitions from the results from our remaining Properties. In comparing our results for the year ended December 31, 2004 compared to December 31, 2003, the acquisition impact relates to the Properties acquired during those two years. Those properties and the dates they are first included in our consolidated results are as follows: Colonial Park Mall effective March 6, 2003, G & G Blaine, LLC effective April 24, 2003, Eastland Mall (North Carolina) effective August 14, 2003, WestShore (“WestShore”) Plaza Mall effective August 27, 2003, Eastland Mall (Ohio) (“Eastland Ohio”) effective December 22, 2003 and Polaris Fashion Place and Polaris Towne Center, effective January 5, 2004. We discuss the various components of our results of operations as it relates to our remaining Properties, which are included in our consolidated financial results for both periods presented. These Properties are referred to collectively as “Same Centers” and individually as a “Same Center” in our analysis.

Revenues

          Total revenues increased 14.8%, or $44.4 million, for the year ended December 31, 2004. Of the $44.4 million increase, $38.4 million resulted from the acquisition of the joint venture interests not previously owned by us with respect to three Malls and one Community Center and a $21.6 million increase from the WestShore and Eastland Ohio acquisitions in 2003. Other significant changes in revenue relate to a $818,000 increase in proceeds from outparcel sales, reduced termination income of $5.7 million, reductions in minimum rent of $1.8 million due to lower occupancy rates and reduction of $4.7 million in tenant reimbursement income due to reduced operating costs.

Minimum rents

          Minimum rents increased 18.6% or $33.2 million for the year ended December 31, 2004, primarily due to the acquisitions’ contributions of $40.8 million in additional minimum rents. The Same Center decrease relates to recognition of approximately $1.9 million of income as a result of the termination of certain leases compared to $7.6 million of recognized lease termination income for the same period in 2003, a reduction of $5.7 million. The remaining Same Center decrease relates to a $1.8 million decrease in Same Center minimum rents due to lower occupancy in 2004, which was partially offset by higher base rent per square foot.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$(4.5)	$(3.1)	$(7.6)	(4.3)%
Acquisitions	34.9	5.9	40.8	22.9

	$30.4	$2.8	$33.2	18.6%

Tenant reimbursements

          Tenant reimbursements reflect an increase of 12.9%, or $11.5 million for the year ended December 31, 2004. An increase of $17.0 million is due to the acquisitions. The decrease in Same Center reimbursements is due to a $4.8 million decrease in recoverable expenses at the Malls and reduced recovery rates in 2004 for the Community Centers.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$(4.8)	$(0.7)	$(5.5)	(6.2)%
Acquisitions	15.9	1.1	17.0	19.1

	$11.1	$0.4	$11.5	12.9%

Other revenues

          The $889,000 increase in other revenues is a result of a $3.3 million increase in licensing agreement income, an $818,000 increase in funds received from the sale of outparcels and a $281,000 increase in gift card income. The increase was partially offset by a $2.1 million reduction in management fee income resulting from our acquisition of joint venture interests not previously owned by us and decreases in marketing income and other miscellaneous items.

Expenses

          Total expenses increased 14.5%, or $28.0 million for the year ended December 31, 2004. Real estate taxes and property operating expenses increased $11.6 million, the provision for doubtful accounts decreased $1.5 million, other operating expenses increased $281,000, depreciation and amortization increased $13.3 million and general and administrative expenses increased $4.3 million.

Real estate taxes and property operating expenses

          Real estate taxes and property operating expenses increased 11.2%, or $11.6 million for the year ended December 31, 2004. The increase is due primarily to acquisitions, which was partially offset by the Same Center decrease that resulted from the Company’s cost reduction efforts relating to CAM expenses. This program was commenced in the second half of 2003 and was fully implemented in August 2004 with the primary savings impact from bringing housekeeping and security services in-house.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$(5.6)	$(0.1)	$(5.7)	(5.5)%
Acquisitions	16.2	1.1	17.3	16.7

	$10.6	$1.0	$11.6	11.2%

Provision for doubtful accounts

          The provision for doubtful accounts was $5.9 million for the year ended December 31, 2004 and $7.4 million for 2003. The provision represented 1.7% of revenues in 2004 and 2.5% of revenues in 2003. The decrease in 2004 relates to a $3.3 million provision established in 2003 (1.1% of revenues) related to specific tenant bankruptcies and other credit issues.

Other Operating Expenses

          Other operating expenses were $8.8 million for the twelve months ended December 31, 2004 as compared to $8.5 million for 2003. The increase was primarily due to acquisitions.

Depreciation and Amortization

          The $13.3 million increase in depreciation and amortization primarily consists of $9.6 million from the consolidation of three Malls and one Community Center that were previously reflected as joint ventures and a $4.9 million increase from the WestShore and Eastland Ohio acquisitions partially offset by a decrease across the Same Center portfolio.

General and Administrative

          General and administrative expense was $14.3 million and represented 4.1% of total revenues for the year ended December 31, 2004 compared to $10.0 million and 3.3% of total revenues for 2003. The increase is primarily due to wage increases that became effective April 1, 2004, higher accrued bonus costs of $2.1 million in 2004 (as the Company met bonus targets for 2004 but did not meet bonus targets in 2003), higher professional services fees associated with corporate governance initiatives of $700,000 and increases in employee benefit expenses.

Interest expense/capitalized interest

          Interest expense increased 16.3%, or $13.1 million, for the year ended December 31, 2004. The summary below identifies the increase by its various components (dollars in thousands). The decrease in the average interest rate is primarily attributable to the favorable terms of the Company’s refinancing arrangements in 2003 and 2004. The increase in the amount of interest expense relates primarily to the acquisitions.

	Year Ended December 31,

	2004	2003	Inc. (Dec.)

Average loan balance	$1,455,233	$1,159,196	$296,037
Average rate	6.11%	6.56%	(0.45)%

Total interest	$88,915	$76,043	$12,872
Amortization of loan fees	4,338	4,739	(401)
Capitalized interest and other, net	341	(303)	644

Interest expense	$93,594	$80,479	$13,115

Equity in income of unconsolidated entities, net

          The $2.5 million decrease is the result of the Company no longer having any joint ventures which are not consolidated.

Discontinued Operations

          During 2004, we sold twenty-nine Community Centers for $113.3 million and reflected one Community Center as held for sale. We reported a net gain of $19.8 million associated with the sale of these Community Centers, which, in accordance with SFAS No. 144, is reported in discontinued operations. During 2003, we sold five Community Centers for $18.6 million and reflected two other Community Centers as held for sale. We recorded a net gain on the sale of discontinued operations of $703,000 and an impairment loss of $2.5 million associated with these dispositions. Total revenues for discontinued operations were $10.1 million and $17.6 million for the years ended December 31, 2004 and 2003, respectively. For segment reporting purposes, revenues and expenses of these Properties would have been reported as part of the Community Centers.

          Income from operations decreased for the year ended December 31, 2004 compared to December 31, 2003 primarily due to a sale of twenty-five Community Centers in August 2004. Therefore, the majority of the results from these Properties are included for approximately 7 1/2 months of 2004, compared to the entire year in 2003. The decrease in the income from operations is $2.4 million, a decrease of 35%.

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          We discuss our results of operations by separating the impact of our acquisitions from the results from our remaining properties. In comparing our results for the year ended December 31, 2003 compared to December 31, 2002, the acquisition impact relates to the Properties acquired during those two years. Those properties and the dates they are first included in our consolidated results are as follows: SuperMall of the Great Northwest effective July 18, 2002, Dayton Mall effective August 5, 2002, Almeda Mall and Northwest Mall effective November 18, 2002, Colonial Park Mall effective March 6, 2003, G & G Blaine, LLC effective April 24, 2003, Eastland Mall (North Carolina) effective August 14, 2003, WestShore Plaza Mall effective August 27, 2003 and Eastland Ohio effective December 22, 2003. We discuss the various components of our results of operations as it relates to our remaining Properties, which are included in our consolidated financial results for both periods presented. These Properties are referred to collectively as “Same Centers” and individually as a “Same Center” in our analysis.

Revenues

          Total revenues increased 21.6%, or $53.5 million, for the year ended December 31, 2003. Of the $53.5 million increase, $40.1 million resulted from the acquisition of the joint venture interests not previously owned by us with respect to six Malls, a $7.4 million increase from the WestShore Plaza Mall and Eastland Ohio acquisitions and a $4.5 million increase in termination income.

Minimum Rents

          Minimum rents increased 25.2%, or $35.9 million, for the year ended December 31, 2003. The increase was primarily due to acquisitions, while the Same Center increase resulted from both a $4.5 million increase in termination income and favorable Same Center revenue growth.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$4.1	$0.8	$4.9	3.4%
Acquisitions	31.0	0.0	31.0	21.8

	$35.1	$0.8	$35.9	25.2%

Tenant Reimbursements

          Tenant reimbursements reflect a net increase of 22.6%, or $16.4 million, for the year ended December 31, 2003. The Same Center increase relates primarily to increases in real estate tax expenses that were reimbursed from our tenants.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$1.9	$0.3	$2.2	3.0%
Acquisitions	14.2	0.0	14.2	19.6

	$16.1	$0.3	$16.4	22.6%

Other Revenues

          The $129,000 increase in other revenues is primarily the result of a $3.4 million increase in licensing agreement revenue and an increase due to marketing income and other miscellaneous items. The increase was partially offset by a $3.2 million reduction in management fee income resulting from our acquisition of joint venture interests not previously owned by us and a $1.8 million decrease in outparcel sales.

Expenses

          Total expenses increased 21.6%, or $34.4 million, for the year ended December 31, 2003 primarily as a result of Mall acquisitions. Real estate taxes and property operating expenses increased $19.4 million, provision for doubtful accounts increase $3.9 million, other operating expenses increased $611,000 and depreciation and amortization increased $10.8 million. These increases were partially offset by a decrease in general and administrative expenses of $383,000.

Real Estate Taxes and Property Operating Expenses

          Real estate taxes and property operating expenses increased 23.0%, or $19.4 million, for the year ended December 31, 2003 as a result of acquisitions as well as increases across the Same Center portfolio resulting primarily from real estate tax increases from re-assessments.

	Increase (Decrease) (dollars in millions)

	Malls	Community Centers	Total	Percent Total

Same Center	$1.9	$0.5	$2.4	2.8%
Acquisitions	17.0	0.0	17.0	20.2

	$18.9	$0.5	$19.4	23.0%

Provision for Doubtful Accounts

          The provision for doubtful accounts was $7.4 million and $3.5 million for the years ended December 31, 2003 and 2002, respectively. The Company established reserves during 2003 for past due receivables owed by bankrupt companies and other troubled tenants for an additional $3.3 million.

Other Operating Expenses

          Other operating expenses were $8.5 million for the twelve months ended December 31, 2003 as compared to $7.9 million for the corresponding period in 2002. The increase was due primarily to acquisitions.

Depreciation and Amortization

          The $10.8 million increase in depreciation and amortization consists primarily of $8.3 million from the consolidation of six Malls that were previously reflected as owned by joint ventures and a $1.8 million increase from WestShore and Eastland Ohio acquisitions.

General and Administrative

          General and administrative expense was $10.0 million and represented 3.3% of total revenues for the year ended December 31, 2003, compared to $10.4 million and 4.2% of total revenues for the corresponding period in 2002. The decrease is primarily due to a reduction in corporate salaries and wages as a result of reductions in the number of Company personnel.

Interest expense/capitalized interest

          Interest expense decreased 5.6%, or $4.8 million for the year ended December 31, 2003. The summary below identifies the decrease by its various components (dollars in thousands). The decrease in interest expense is the result of lower interest rates on refinanced fixed-rate loans. The decrease in loan amortization fees relate to acceleration of amortization costs associated with debt retirements in 2002.

	Year Ended December 31,

	2003	2002	Inc. (Dec.)

Average loan balance	$1,159,196	$1,137,831	$21,365
Average rate	6.56%	6.79%	(0.23)%

Total interest	$76,043	$77,259	$(1,216)
Amortization of loan fees	4,739	7,625	(2,886)
Capitalized interest and other, net	(303)	350	(653)

Interest expense	$80,479	$85,234	$(4,755)

Discontinued Operations

          During 2003, we sold five Community Centers for $18.6 million and reflected two other Community Centers as held for sale. We recorded a net gain on the sale of discontinued operations of $703,000 and an impairment loss of $2.5 million associated with these dispositions. During 2002, we sold 27 Community Centers and three single tenant assets for $274.7 million and recognized a net gain of $15.8 million. Also, at December 31, 2002, one Community Center was held for sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the sold Properties are reported in discontinued operations. Total revenues for discontinued operations were $17.6 million and $45.5 million for the years ended December 31, 2003 and 2002, respectively.

          Income from operations decreased for the year ended December 31, 2003 compared to December 31, 2002 by $6.9 million, a decrease of 50%. This decrease was primarily driven by the decrease in sales volumes. This sales decline of 61% is due to the higher number of Community Centers that were included in our results in 2002 compared to 2003. The decrease in income is offset by a $9.1 million charge related to debt extinguishment costs for the sold Community Centers that was recorded in 2002.

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

          At December 31, 2004, our total-debt-to-total-market capitalization was 52.0% per annum, compared to 55.5% per annum, at December 31, 2003. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties. Total-debt-to-total-market capitalization is calculated below (dollars and shares in thousands, except stock price).

	Dec. 31 2004	Dec. 31 2003

Stock Price (end of period)	$27.71	$22.38
Market Capitalization Ratio:
Common Shares outstanding	35,683	35,066
Operating Partnership Units outstanding	3,474	2,969

Total Common Shares and Units outstanding at end of period	39,157	38,035

Market capitalization - Common Shares outstanding	$988,776	$784,777
Market capitalization - Operating partnership Units outstanding	96,264	66,446
Market capitalization - Preferred Shares	210,000	187,950
Total debt (end of period)	1,402,604	1,295,058

Total market capitalization	$2,697,644	$2,334,231

Total debt / total market capitalization	52.0%	55.5%

          On March 24, 2004, we filed with the SEC a universal shelf registration statement. This registration statement permits us to engage in offerings of debt securities, preferred and common shares, warrants, rights to purchase its common shares, purchase contracts and any combination of the foregoing. The registration statement was declared effective on April 6, 2004. The amount of securities registered was $400 million, all of which is currently available for future offerings.

Cash Activity

          Net cash provided by operating activities was $105.2 million for the twelve months ended December 31, 2004, an increase of $4.6 million from December 31, 2003. The cash contributed by the Polaris Fashion Place and Polaris Towne Center acquisitions were the primary reason for this increase.

          Net cash provided by investing activities was $36.2 million for the twelve months ended December 31, 2004. The primary uses were the investments in real estate of $72.7 million. These real estate investments were for development and redevelopment activities of $12.7 million, property capital expenditures of $16.2 million and the cash portion of the purchase price related to the Polaris Properties of $42.9 million. Additionally, we received proceeds of $106.8 million from the sale of twenty-nine Community Centers and $2.7 million from the sale of outparcels.

          Net cash used in financing activities was $144.0 million for the twelve months ended December 31, 2004. Proceeds were received from the issuance of $150 million of the Series G Preferred Shares, which totaled a net amount of $144.8 million. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable. In the first quarter of 2004, we received $36.5 million that was used to fund the Polaris Fashion Place acquisition. During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165.0 million permanent mortgage loan and refinanced the Great Mall of the Great Plains with a $30.0 million two-year bridge facility. Cash used to repay mortgage notes payable was $303.4 million, of which $292.7 million related to repayment of the previous debt on Jersey Gardens Mall, Great Mall of the Great Plains, River Valley Mall and a bridge facility associated with the Polaris Fashion Place acquisition. The remainder of the repayment amount relates to scheduled debt amortizations of $17.2 million. We also paid $92.1 million in dividend distributions for the twelve months ended December 31, 2004.

Financing Activity

          The Company, through the Operating Partnership, at December 31, 2002, was a party to a line of credit with several financial institutions that provided us with the ability to borrow up to $170.0 million. The line of credit bore interest at a rate ranging from LIBOR plus 1.60% per annum to 1.90% per annum and was designated to an interest rate swap agreement that fixed LIBOR at 5.39% per annum on $110.0 million until January 31, 2004 (the weighted average interest rate on total outstanding borrowings after giving effect to the swap agreement was 6.29% per annum on the outstanding borrowings at December 31, 2002). This line of credit was paid off and replaced by the new Credit Facility.

          On October 17, 2003, we entered into a new Credit Facility that provides us with the ability to borrow up to $150.0 million. This Credit Facility expires October 16, 2006 and replaced the existing line of credit, which was scheduled to mature on January 31, 2004. The new Credit Facility is collateralized with first mortgage liens on four Malls. The four Malls that serve as collateral are: Indian Mound Mall in Heath, Ohio, New Towne Mall in New Philadelphia, Ohio, Northtown Mall in Blaine, Minnesota and River Valley Mall in Lancaster, Ohio. The interest rate on the new Credit Facility ranges from LIBOR plus 1.15% per annum to LIBOR plus 1.70% per annum, depending on our ratio of debt to asset value. During 2004, the weighted average interest rate was 3.05% per annum. At December 31, 2004, the outstanding balance on the Credit Facility was $74.0 million. Additionally, $4.6 million represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility.

          Total debt increased by $107.5 million during 2004. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt

December 31, 2003	$1,214,258	$80,800	$1,295,058
Acquired mortgage debt:
Polaris Fashion Place	148,688		148,688
Polaris Towne Center	41,751		41,751
Polaris Towne Center - Fair Value Adjustment	2,751		2,751
New mortgage debt	231,500		231,500
Repayment of debt	(292,702)		(292,702)
Debt amortization payments in 2004	(17,213)		(17,213)
Amortization of fair value adjustment	(429)		(429)
Net repayments, line of credit		(6,800)	(6,800)

December 31, 2004	$1,328,604	$74,000	$1,402,604

          During 2004 we incurred additional borrowings. In January 2004, we incurred additional debt totaling $36.5 million with respect to the acquisition of the third party partnership interest in Polaris Fashion Place. The repayment of this loan was guaranteed by Polaris Mall, LLC. In addition, as security for repayment of the loan, GPLP pledged 100% of its membership interest in Polaris Mall, LLC, wholly-owned subsidiary of GPLP and entered into a negative pledge agreement, whereby it agreed not to grant a lien on twenty-five of GPLP’s Properties. The $36.5 million loan was repaid in full on August 3, 2004. Additionally during June 2004, we incurred new mortgage notes payable totaling $195.0 million which consist of i) a $165.0 million loan secured by a first mortgage lien on Jersey Gardens Mall, which matures in June 2014 and bears interest at 4.83% per annum, and ii) a $30.0 million two year bridge facility secured by a first mortgage lien on The Great Mall of the Great Plains, which bears interest at LIBOR plus 2.00% per annum (4.40% at December 31, 2004). On August 30, 2004, a first mortgage lien was granted on River Valley Mall and this Property was added to the Credit Facility collateral pool. The addition of River Valley Mall was done primarily to offset the nine Community Centers that previously served as collateral before they were sold in August 2004. The terms of the Credit Facility did not change, but the addition of River Valley Mall to the collateral pool provides the Company with the full borrowing base available under its Credit Facility.

          At December 31, 2004, our Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of $118.4 million and our mortgage notes payable were collateralized with first mortgage liens on twenty-five Properties having a net book value of $1,654.7 million. We also owned twelve unencumbered Properties having a net book value of $43.2 million at that date.

          Certain of our loans have multiple Properties, as collateral for such loans the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $199.4 million and represent one Community Center and seven Malls. Properties under such cross-default provisions relate to i) our Credit Facility representing four Properties with a net book value of $118.4 million, ii) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $41.9 million, and iii) the SAN Mall LP loan representing two Properties with a net book value of $39.1 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

          Long-term debt obligations are shown including both scheduled interest and principal payments. The nature of the obligations are disclosed in the notes to the consolidated financial statements.

          At December 31, 2004, we had the following obligations relating to dividend distributions. In the fourth quarter of 2004, dividends were declared of $0.4808 per share of Common Shares and Operating Partnership Units (“OP Units”) to be paid in the first quarter of 2005. The Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation included in the table for the Series F Preferred Shares and Series G Preferred Shares is $20.5 million and $53.6 million, respectively.

          Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at December 31, 2004 was $6.3 million.

          At December 31, 2004, there were 3.5 million OP Units outstanding. The OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for OP Units shall be, at the option of GPLP, equal to, (a) cash at a price equal to the fair market value of an equal number of the Company’s Common Shares, (b) Common Shares at the exchange ratio of one share for each unit, or (c) any combination of cash and Common Shares (issued at fair market value on a one-to-one basis). The fair value of the OP Units outstanding at December 31, 2004 is $98.1 million based upon a per unit value of $28.25 at December 31, 2004, (based upon a five-day average of the Common Stock price from December 23, 2004 to December 30, 2004).

          At December 31, 2004, we had executed leases committing to $16.3 million in tenant allowances. The leases will generate gross rents, which approximate $133.2 million over the original lease term.

          Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments as well as a contract to purchase various land parcels for a development project. These obligations were $8.5 million at December 31, 2004.

Commercial Commitments

          The Credit Facility terms are discussed in Note 4 to the consolidated financial statements.

          We have standby letters of credits for utility deposits ($150,000), a mortgage guarantee for the Mall at Fairfield Commons (“MFC”) ($4.0 million) and certain tenant improvements ($456,000). These letters of credit will be released upon completion of specific requirements for certain tenants. We expect the tenants to meet the requirements and do not anticipate any payment to be required on these letters of credit.

          The guarantee included in the commercial commitments relates to Polaris Fashion Place and is discussed in Note 11 to the consolidated financial statements. The guarantee relates to certain tenant allowances and we do not expect to incur any liability.

          The following table shows the Company’s contractual and commercial obligations as of December 31, 2004 (in thousands):

Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter

Long-term Debt (includes interest payments)	$1,868,326	$158,306	$324,246	$304,091	$1,081,683
Distribution Obligations	92,874	23,187	34,875	33,052	1,760
OP Unit Redemptions	98,100	98,100	-	-	-
Lease Obligations	6,302	2,704	2,955	643	-
Tenant Allowances	16,277	16,277	-	-	-
Other Obligations	8,457	8,397	60	-	-

Total Contractual Obligations	$2,090,336	$306,971	$362,136	$337,786	$1,083,443

Commercial Obligations

Lines of Credit	$74,000	-	$74,000
Standby Letter of Credit	4,606	$4,606	-
Guarantees	214	214	-

Total Commercial Obligations	$78,820	$4,820	$74,000

Capital Expenditures

          We plan our capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lots, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize our capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the estimated useful life of the asset.

          We plan to invest approximately $60 million in redevelopment activity in 2005. These projects focus primarily on eight Mall Properties. In addition, we plan to invest a total of $18 million in property capital expenditures for both operational needs and tenant improvements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Acquisitions

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

          On January 5, 2004, we also acquired from a joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, an approximately 443,000 square foot community center located in Columbus, Ohio, for approximately $10 million, which was paid in cash. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule.

Expansion, Renovation and Development Activity

          We continue to be active in its expansion, renovation and development activities. Our business strategy is to grow the Company’s assets, net income and cash flow to, among other things, provide for dividend requirements and to preserve, maintain and expand value for shareholders.

Expansions and Renovations

          We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of its existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

Malls

          Mall store occupancy decreased to 88.5% at December 31, 2004 from 89.6% at December 31, 2003 primarily due to lower store occupancy at the value malls and certain regional malls in the early stages of redevelopment. Anchor occupancy in the Malls decreased to 93.7% at December 31, 2004 from 94.5% at December 31, 2003. The drop in anchors is primarily related to three new vacancies totaling approximately 285,000 in GLA, Kohl’s and Mervyn’s California at Northtown and Saks Off Fifth at Great Mall of the Great Plains. This reduction in leased anchor GLA was partially offset by four new anchors totaling approximately 180,000 of GLA. The new anchors are Steve & Barry’s at Indian Mound Mall, Goody’s and Super Fitness at Newtowne Mall and Ross Dress for Less at Lloyd Center.

          Redevelopment of space at the Lloyd Center, a regional Mall in Portland, Oregon, began in 2003. The project encompassed ground owned by us adjacent to the Mall and included the addition of new retailing concepts for the center, including the addition of restaurants and additional banking services.

          Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project includes tripling the size of the food court, renovating mall entrances and common areas and adding a new 10,000 square foot freestanding building to house two restaurants and additional specialty stores.

          Eastland Mall in Columbus, Ohio was acquired in December 2003 with redevelopment plans existing at the time of the acquisition. The expansion at this Mall includes the addition of a 120,000 square foot Kaufmann’s anchor store, approximately 30,000 square feet of outward facing retail, interior renovations and new in-line tenants. Additional amenities, including a children’s soft play area, comfortable seating and carpeted areas will enhance the shopping experience.

          We have plans to add lifestyle retail components to both Dayton Mall and MFC, our two Dayton, Ohio Malls, further enhancing the strong market share already enjoyed by these properties. The Dayton Mall project will include façade renovation and adding 97,000 square feet in an open-air center. The MFC project will add 35,000 square feet of outward-facing retail and a 10,000 square foot freestanding retail village. In addition, approximately 84,000 of GLA was added to MFC for a new anchor store. This new anchor space will be occupied by a sporting goods retailer, Dick’s Sporting Goods, and is targeted to open in the spring of 2005.

          Construction of 30,000 square feet of new freestanding retail GLA is planned at Grand Central Mall in Parkersburg, West Virginia. The new buildings will replace a vacant older structure of 43,000 square feet that has been demolished. Retailers in the new space will include large apparel stores, a sit-down restaurant and a fast-casual restaurant. These new stores are targeted to open in the last half of 2005.

          The Great Mall of the Great Plains in Kansas City, Kansas was originally positioned as a value mega mall featuring factory-direct and manufacturers outlets. We believe that The Great Mall of the Great Plains will better serve its market with a traditional retail mix that continues to focus on adding traditional national tenants. A new anchor tenant, Steve & Barry’s, an athletic goods retailer, will be opening during 2005 in a vacant 64,000 square foot location and brings the total number of anchors to nine, leaving only one 25,000 square foot anchor location available. This will increase the occupancy rate for the center by approximately 7%.

          Redevelopment work is underway at Montgomery Mall in Montgomery, Alabama related to anchor and mall store re-tenanting. We have executed a lease with Steve & Barry’s for the anchor space previously occupied by Dillard’s, with an expected opening of the new store in the second quarter of 2005. In addition, JC Penney has notified us that they will be leaving in the second quarter of 2005 upon the expiration of their lease. We are evaluating potential replacement tenants for this space once it becomes available.

Developments

          One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, predevelopment leasing, construction financing and construction management.

          We have land under option contracts and are incurring predevelopment costs in connection with the development of a department store anchored retail project in the Cincinnati, Ohio market (the “City Park development”). Our City Park development will offer shopping, dining and entertainment retailers. At December 31, 2004, we have incurred approximately $2.4 million in costs in connection with this project.

Portfolio Data

          The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended December 31, 2004. The percentage change is based on those tenants reporting sales for the twenty-four month period ended December 31, 2004.

	Mall Properties		Community Centers

Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change

Anchors	$163	3.9%	$170	(9.5)%
Stores (1)	$323	1.5%	$247	5.5%
Total	$236	2.3%	$184	(6.2)%

(1)	Mall stores sales per square foot exclude outparcel sales.

          As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average mall store sales for the 12 months ended December 31, 2004 were $323 dollars per square foot, a 5.9% improvement from the $305 dollars per square foot reported for the 12 months ended December 31, 2003. Comparable stores sales, which include only those stores open for the 12 months ended December 31, 2004 and the same period of 2003, were also positive. Comparable store sales increased 1.5% for in-line stores.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1) (2)

	12/31/04	9/30/04	6/30/04	3/31/04	12/31/03

Mall Anchors	93.7%	94.5%	94.9%	95.0%	94.5%
Mall Stores	88.5%	85.8%	86.4%	87.7%	89.6%
Total Mall Portfolio	91.8%	91.4%	91.8%	92.4%	92.7%
Community Center Anchors	67.9%	66.2%	79.4%	79.4%	78.1%
Community Center Stores	66.6%	69.1%	74.3%	74.7%	75.7%
Total Community Center Portfolio	67.6%	66.9%	78.1%	78.2%	77.5%
Comparable Community Center Portfolio	67.6%				74.3%

(1)	Occupancy statistics included in the above table are based on the total Company portfolio which includes Properties owned by the Company and Properties held in joint ventures.
(2)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Information Technology

          We implemented the first phase of our commercial management system upgrade in August 2004. This first phase focused on replacing the former commercial management system and related Microsoft Access databases with Intuit Real Estate Solution’s commercial management system. The new software is used for lease accounting, tenant’s sales, accounts receivables, collections and cash processing. The next phase is the implementation of the recoveries module to be utilized for the recovery process in 2005. This recoveries module would be used for calculating and billing the tenants’ share of CAM, real estate taxes and insurance.

Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interests Entities — an Interpretation of ARB No. 51.” The effective date of the interpretation was the first interim or annual reporting period ending after March 15, 2004. The interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. As we held no joint venture interests at the effective date or through December 31, 2004, implementation of FIN 46 had no impact on our financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. We have no immediate impact as a result of this pronouncement.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on our financial position as a result of this new pronouncement at December 31, 2004.

          In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128.” The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and did not impact our EPS calculation.

          In December 2004, the FASB issued SFAS No. 123(R), to expand and clarify SFAS No. 123, “Accounting for Stock-Based Compensation,” in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the third quarter of 2005 for awards issued beginning June 15, 2005. Since we previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123 (see Note 2), we do not expect our financial statements will be materially impacted by SFAS No. 123(R).

Risks, Uncertainties and Other Factors That May Affect Future Results

          Set forth below and elsewhere in this report and in other documents GRT files with the SEC are risks and uncertainties that could cause its actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks inherent in owning real estate investments

          Real property investments are subject to varying degrees of risk. If the Company’s Properties do not generate sufficient income to meet operating expenses and other required expenditures, the Company’s ability to make dividend distributions will be adversely affected. The Company’s income may be adversely affected by the general economic climate, local economic conditions and other local conditions. Examples of other local conditions that could adversely affect income include oversupply of space or reduced demand for rental space and newly developed properties, the attractiveness of the Company’s Properties compared to other space, ability to provide adequate maintenance, and fluctuation in real estate taxes, insurance and other operating costs. The Company is covered under its all risk property insurance policies in the amount of $300 million per incident for acts of terrorism on its consolidated real estate assets through January 1, 2006. There can be no assurance that the Company will be able to obtain terrorism insurance on its Properties after that date or, if it can, that the premiums for the insurance will be reasonable. Income and real estate values may also be adversely affected by applicable laws, including tax laws, interest rate levels and the availability of financing. In addition, real estate investments are relatively illiquid and, therefore, the Company’s ability to sell its Properties quickly in response to changes in economic or other conditions will be limited in certain areas of the country there may be an oversupply of retail space. The Company cannot be sure that it will be able to lease space as tenants move out or as to the rents increase it may be able to charge the new tenants at such space.

Reliance on major tenants

          At December 31, 2004, the three largest tenants were the Gap, Inc., Limited Brands, Inc. and Footlocker, Inc., representing 3.2%, 2.9% and 2.7% of annualized minimum rents, respectively. No other tenant represented more than 2.5% of the aggregate annualized minimum rents of the Properties as of such date. The Company’s financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant, or in the event any such tenant does not renew its lease as it expires.

Bankruptcy of tenants or downturns in tenants’ businesses may reduce cash flow

          Since the Company derives almost all of its income from rental payments, its cash available for distribution would be adversely affected if a significant number of tenants were unable to meet their obligations, or if the Company was unable to lease vacant space in its Properties on economically favorable terms. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in the rejection and termination of that tenant’s lease and thereby cause a reduction in the cash available for distribution. If a tenant files for bankruptcy, the Company cannot be sure that it will affirm its lease and continue to make rental payments in a timely manner. Some rents are based on a percentage of the tenant’s sales, therefore a downturn in a tenant’s business may weaken its financial condition and result in a reduction in the percentage rent paid by that tenant or in the failure to make rent payments when due. Furthermore, certain of its tenants, including anchor tenants, hold the right under their leases to terminate their leases or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants are closed, if certain sales levels or profit margins are not achieved or if an exclusive use provision is violated, all of which may adversely affect operating results.

Results of operations for the Properties depend on the economic conditions of the regions of the United States in which they are located

          Results of operations and distributions to shareholders will be subject generally to economic conditions in the regions in which the Company’s Properties are located. For the year ended December 31, 2004, approximately 33% of annualized minimum rents came from Properties in Ohio.

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

Certain limitations on Property sales and conflicts of interest

          GPLP may not enter into certain transactions, including the sale of all or substantially all of its assets, without consent from the holders of a majority of the OP Units of partnership interest in GPLP (excluding GRT). This majority vote requirement effectively means that any such transaction must be approved by Herbert Glimcher and his sons, David Glimcher and Michael Glimcher, because, together with their spouses, they own approximately 4.8% of the OP Units in GPLP (which constitutes a majority of the OP Units in GPLP other than those owned by GRT) outstanding as of December 31, 2004. This veto right may limit the Company’s ability to enter into a liquidating transaction that may be in the shareholders’ interest.

          As a result of Herbert Glimcher’s, David Glimcher’s and Michael Glimcher’s status as holders of both Common Shares and OP Units, they have interests that conflict with shareholders with respect to business decisions affecting GRT and GPLP. In particular, as holders of OP Units, they may suffer different and/or more adverse tax consequences than GRT upon the sale or refinancing of some of the Company’s Properties due to unrealized gains attributable to these Properties.

          Therefore, GRT may have objectives different from Herbert Glimcher, David Glimcher and Michael Glimcher regarding the appropriate pricing and timing of any sale or refinancing of certain of GPLP’s Properties. Although GRT (through a wholly owned subsidiary), as the sole general partner of Glimcher Properties Limited Partnership, has the exclusive authority as to whether and on what terms to sell, refinance or seek to purchase an interest in an individual property, Herbert Glimcher, David Glimcher and Michael Glimcher might seek to influence decisions with respect to these actions, even though those actions might otherwise be financially advantageous or adverse to GRT. They also may seek to influence management to refinance a Property with a higher level of debt than would be in GRT’s best interests.

Significant costs related to environmental issues may be incurred

          Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property. The federal Comprehensive Environmental Response, Compensation & Liability Act, as amended, and similar state laws, impose liability on a joint and several basis, regardless of whether the owner, operator or other responsible party knew of or was at fault for the presence of such hazardous substances. In connection with the ownership or operation of its Properties, the Company could be liable for such costs in the future. The costs of any required remediation and liability therefore as to any Property could be substantial under these enactments and could exceed the value of the Property and or its aggregate assets. The presence of hazardous or toxic substances, or the failure to properly remediate such substances, also may adversely affect the Company’s ability to sell or rent a Property or to borrow funds using such Property as collateral. In addition, environmental laws may impose restrictions on the manner in which the Company uses its Properties or operates its business, and these restrictions may require expenditures for compliance.

          The Company has established a contingency reserve for one environmental matter as noted in Note 11 of the consolidated financial statements. The Company does not believe that it currently is subject to any material environmental remediation obligations. However, it cannot provide assurance that a material environmental claim or compliance obligation will not arise in the future. The costs of defending against any claims of liability, of remediating a contaminated property or of complying with future environmental requirements could be material and affect operating results.

Significant costs of complying with the Americans with Disabilities Act and similar laws may be incurred

          Under the Americans with Disabilities Act of 1990, all public accommodations must meet federal requirements related to access and use by disabled persons. The Company may incur additional costs when complying with the Americans with Disabilities Act in the future. Additional federal, state and local laws also may require modifications to Properties, or restrict the Company’s ability to renovate its Properties. The Company cannot predict the ultimate cost of complying with these laws. If substantial costs are incurred to comply with this statute and any other legislation, the financial condition, results of operations, cash flow, the Common Share value and ability to pay distributions could be adversely affected.

Failure to qualify as a REIT would have serious adverse consequence

          GRT believes that it has qualified as a REIT under the “Code” since 1994, but cannot be sure that it will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions, of which there are only a limited number of judicial or administrative interpretations, and the determination of various factual matters and circumstances not entirely within GRT’s control may impact GRT’s ability to qualify as a REIT under the Code. In addition, GRT cannot be sure that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification. Congress has proposed legislation to modify certain tax rules concerning REITs. It is not known whether these or other laws will be enacted in the future and, if enacted, what impact they will have on the Company’s ability to operate as a REIT.

          If GRT fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate income tax rates. In addition, unless entitled to relief under certain statutory provisions, it will also be disqualified from electing to be treated as a REIT for the four taxable years following the year during which the qualification is lost. That would reduce net earnings available for investment or distribution to shareholders because of the additional tax liability imposed for the year or years involved. In addition, GRT would no longer be required by the Code to make any dividend distributions as a condition to REIT qualification. To the extent that dividend distributions to shareholders may have been made in anticipation of qualifying as a REIT, GRT might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax.

Ownership interests in certain partnerships and other ventures are subject to certain tax risks

          All of the Company’s property interests and other investments are made or held through GPLP or partnerships, limited liability companies or other ventures in which GPLP has an interest (the “Subsidiary Partnerships”). The ownership of these interests may involve special tax risks for us. These risks include possible challenge by the Internal Revenue Service (“IRS”) of allocations of income and expense items which could affect the computation of the Company’s taxable income, or a challenge to the status of GPLP or the Subsidiary Partnerships as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, as well as the possibility of action being taken by GPLP or the Subsidiary Partnerships that could adversely affect qualification as a REIT, for example, by requiring the sale of a property. The Company believes that GPLP and each of the Subsidiary Partnerships have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations). If the ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of the Company’s assets, the Company would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits; and the Company would not be able to deduct its share of losses, if any, generated by such entity in computing its taxable income.

Ability to access other sources of funds in order to meet REIT distribution requirements

          In order to qualify to be taxed as a REIT, GRT must make annual distributions to its shareholders of at least 90% of the REITs taxable income (determined by excluding any net capital gain). The amount available for distribution will be affected by a number of factors, including cash flow generated by its Properties, distributions received from its subsidiaries, operating expenses and capital expenditures. GRT has sold a number of non-core assets and intends in the future to sell additional selected non-core assets. The loss of rental income associated with the Properties sold will in turn affect net income and FFO. In order to maintain REIT status, GRT may be required to make distributions in excess of net income and FFO. In such case, it may be necessary to arrange for short-term (or possibly long-term) borrowings, or to issue preferred or other securities, to raise funds.

There are limits on the ownership of Common Shares and limits on changes in control resulting from a staggered board and ability to issue preferred shares

          In order to maintain GRT’s qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding Common Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year.

          To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the trustees to take such action as may be required to preserve its qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on Common Share ownership) and any entities or persons approved by the trustees, to direct or indirect ownership exceeding (i) 8.0% of the lesser of the number or value of the outstanding Common Shares, (ii) 9.9% of the lesser of the number or value of the total Series F Preferred Shares outstanding and (iii) 9.9% of the lesser of the number or value of the total Series G Preferred Share outstanding. The trustees may not grant exemptions from these ownership limitations if it would cause GRT’s status as a REIT to terminate for federal income tax purposes. With respect to the limitation on Common Share ownership, Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of the lesser of the number or value of the total Common Shares outstanding without approval of the trustees GRT’s Common Shares. The trustees have also granted an exemption to Cohen & Steers Capital Management, Inc. permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the Company’s equity securities. However, in no event, shall they be permitted to own, directly or indirectly, of record or beneficially, more than 14.9% of the lesser of the number or value of all outstanding shares of GRT’s equity securities. Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more that 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT. The ownership limits may also discourage a change of control of the Company.

          The Company’s Board of Trustees is divided into three classes. The terms of Class I, Class II and Class III trustees currently expire in 2005, 2006 and 2007, respectively. Trustees for each class will be chosen for a three-year term upon the expiration of their current term and each year one class of trustees will be elected by the shareholders. The staggered terms for trustees may affect the ability of the shareholders to change control of the Company even if a change of control were in the interests of the shareholders.

Certain financing arrangements contain limitations on the amount of debt the Company may incur

          The Company’s credit facility is the most restrictive of its financing arrangements, and as of December 31, 2004, the total borrowings outstanding under the Credit Facility were $74.0 million, and the additional amount that may be borrowed from this facility or other sources based upon the restrictive covenants in the Credit Facility is $120.4 million as of December 31, 2004. The ratio of total-debt-to-total-market capitalization was 52.0% as of December 31, 2004. As used herein, “total market capitalization” means the sum of the outstanding amount of all indebtedness, the total liquidation preference of all preferred shares and the total market value of Common Shares and OP Units of partnership interest of GPLP (based on the closing price of shares as of December 31, 2004).

The variable rate of debt obligations may impede the Company’s operating performance and create a competitive disadvantage

          Required repayments of debt and related interest can adversely affect the Company’s operating performance. As of December 31, 2004, approximately $143.6 million of its indebtedness bears interest at a variable rate. After taking into account the $4.6 million outstanding letters of credit and the Company’s ability to borrow up to an additional $71.4 million under its existing Credit Facility, which bears interest at a variable rate, an increase in interest rates on existing indebtedness would increase interest expense, which could adversely affect cash flow and ability to pay distributions. For example, if market rates of interest on variable rate debt outstanding as of December 31, 2004 increased by 100 basis points, the increase in interest expense on existing variable rate debt would decrease future earnings and cash flows by approximately $1.4 million annually.

Financial condition and distributions could be adversely affected by financial covenants

          The Company’s mortgage indebtedness and Credit Facility impose certain financial and operating restrictions on its Properties and also impose restrictions on subordinated financing secured by such Properties and financings of other assets and Properties. These restrictions include restrictions on borrowings, prepayments and distributions. Additionally, the Credit Facility requires certain financial tests to be met and some of the mortgage indebtedness provides for prepayment penalties, each of which could restrict financial flexibility.

Risks associated with information systems

          The Company is continuing to implement new information systems and problems with the design or implementation of these new systems could interfere with the Company’s operations.

          The Company successfully completed an upgrade to its lease accounting system in 2004 and is in the process of implementing the upgrade for recoveries accounting, budgeting and treasury management systems. The Company may not be successful in implementing these new systems and transitioning data. Although the Company believes that it has identified, to a large extent, potential problems that could be associated with the implementation, unexpected problems could arise that have not been foreseen. As the Company continues implementation and enhancing functionality, the operations could be further disrupted. Such disruptions could adversely impact the ability to invoice tenants, process cash receipts and generate key management reports and financial statements.

The failure to fully recover from tenants cost reimbursements for CAM, taxes and insurance could adversely affect the Company’s operating result

          The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are variations in computations dealing with matters such as: which costs are includable or not includable for reimbursement, what is the square footage of the overall property space to determine the pro-rata percentages and the applicability of cost limitation provisions, among other things. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursements items. The Company records these payments as income each month. The Company also makes adjustments, positive or negative, to adjust the recorded amounts to the Company’s best estimate of the final amounts to be billed and collected with respect to cost reimbursements. After the end of the calendar year, the Company computes each tenant’s final cost reimbursements and issues a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The differences between the amounts billed, less previously received payments and the accrual adjustments, are recorded as increases or decreases to tenant reimbursement income when the final bills are prepared, usually beginning in March and completed by June. Final adjustments for the year ended December 31, 2004 have not yet been determined. At December 31, 2004 the Company had recorded in accounts receivables $2.1 million of costs expected to be recovered from tenants during the first six months of 2005.

Significant competition exists which may decrease the occupancy and rental rates of the Company’s Properties

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

Operations could be affected if the Company loses key management personnel

          The executive officers of the Company have substantial experience in owning, operating, managing, acquiring and developing shopping centers. Success depends in large part upon the efforts of these executives, and the Company cannot guarantee that they will remain with the Company. The loss of key management personnel in leasing, finance, legal and operations could have a negative impact on operations. In addition, except for isolated examples, there are generally no restrictions on the ability of these executives to compete with the Company after termination of their employment.

Debt financing could adversely affect performance

          The Company had $1.4 billion of combined mortgage indebtedness and Credit Facility borrowings outstanding as of December 31, 2004. Of the outstanding debt, $77.5 million matures during 2005. As of December 31, 2004, the Company has borrowed $74.0 million from its $150 million secured Credit Facility, which matures on October 16, 2006. A number of outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and the Company may finance future investments that may be structured in the same manner. The ability to repay indebtedness at maturity or otherwise may depend on its ability to either refinance such indebtedness or to sell its Properties. If the Company is unable to repay any of its debt at or before maturity, it may have to borrow against Properties that are not encumbered or under its Credit Facility, to the extent it has availability thereunder, to make such repayments. In addition, a lender could foreclose on the Property or Properties securing its debt. This could cause the Company to lose part or all of its investment, which could reduce the value of Common Shares and the distributions payable. Four of the Company’s Properties are pledged as security for repayment of mortgage indebtedness or indebtedness under its Credit Facility.

The Company’s Board of Trustees has unlimited authority to increase the amount of debt the Company may incur

          The Board of Trustees determines financing objectives and the amount of the indebtedness the Company may incur and make revisions at any time without shareholders vote. Although the trustees have no present intention to change these objectives, revisions could result in a more highly leveraged Company with an increased risk of default on indebtedness and an increase in debt service charges. The Company may also, without shareholder vote, continue to use leverage through borrowing under its Credit Facility and on its unencumbered Properties to increase the number and size of its investments.

Inflation

          Inflation has remained relatively low during the past three years and has had a minimal impact on the Company’s Properties. Many tenants’ leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents in the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of CAM, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2004 and 2003 approximately 89.7% and 84.1%, respectively, of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.9 years and 6.4 years, respectively, and weighted-average interest rates of approximately 6.41% and 6.59%, respectively. The remainder of our debt at December 31, 2004 and 2003 bears interest at variable rates with weighted-average interest rates of approximately 4.34% and 4.09%, respectively.

          At December 31, 2004 and 2003, the fair value of our debt (excluding our Credit Facility) was $1,353.6 million and $1,255.1 million, respectively, compared to its carrying amounts of $1,328.6 million and $1,214.3 million, respectively. We combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2004 and 2003, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $1.4 million and $1.7 million. Also, the fair value of debt would decrease by approximately $43.3 million and $50.1 million, at December 31, 2004 and 2003. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $1.4 million and $1.7 million, respectively, and increase the fair value of debt by approximately $46.3 million and $54.0 million, at the respective balance sheet dates. We have entered into certain cap and floor agreements, which impact this analysis at certain LIBOR rate levels (see notes 3 and 7 to the consolidated financial statements).

Item 8. Financial Statements and Supplementary Data

          The consolidated financial statements and financial statement schedules of GRT and the Report of Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Item 9A. Controls and Procedures

          Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

          Management’s Report on Internal Control Over Financial Reporting.

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Our independent registered public accounting firm, BDO Seidman, LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. BDO Seidman, LLP has issued an attestation report concurring with management’s assessment, which is set forth below.

          Report of Independent Registered Public Accounting Firm on Internal Control

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

          We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2004 and December 31, 2003 and the related consolidated statements of income and comprehensive income, shareholder’s equity, and cash flows for each of the three years ending December 31, 2004 of Glimcher Realty Trust and our report dated February 21, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Chicago, Illinois

February 21, 2005

          Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Trustees and Executive Officers of the Registrant

          Information regarding trustees, board committee members and executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 2005.

Item 11. Executive Compensation

          Information regarding executive compensation of the Company is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

          Information regarding the Company’s equity compensation plans in effect as of December 31, 2004 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	2,128,571	$17.55	1,056,410

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

          Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 2005.

Item 13. Certain Relationships and Related Transactions

          Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 2005.

Item 14. Principal Accountant Fees and Services

          Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end of the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on May 6, 2005.

Item 15. Exhibits and Financial Statements

(a)	(1)	Financial Statements	Page Number
– Report of Independent Registered Public Accounting Firm	45
– Glimcher Realty Trust Consolidated Balance Sheets as of December 31, 2004 and 2003	46
– Glimcher Realty Trust Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	47
– Glimcher Realty Trust Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	48
– Glimcher Realty Trust Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	49
– Notes to Consolidated Financial Statements	50

(2)	Financial Statement Schedules
– Schedule III – Real Estate and Accumulated Depreciation	71
– Notes to Schedule III	74

(3)	Exhibits

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Bylaws, as amended. (1)
3.3	Amendment to the Company’s Amended and Restated Declaration of Trust. (2)
3.4	Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.5	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.6	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.7	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.8	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.9	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.10	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.11	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.12	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (8)
3.13	Amendment No. 8 to Limited Partnership agreement of Glimcher Properties Limited Partnership. (10)
3.14	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (15)
3.15	Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (16)
4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)
4.3	Specimen Certificate evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (16)
10.01	Glimcher Realty Trust 1993 Employee Share Option Plan. (1)
10.02	Glimcher Realty Trust 1993 Trustee Share Option Plan. (1)
10.03	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.04	Glimcher Realty Trust 2004 Incentive Compensation Plan. (17)
10.05	Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, showing new OP Unit holders following the purchase of Polaris Center, LLC. (3)
10.06	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (3)
10.07	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and William G. Cornely. (3)
10.08	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.09	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.10	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (20)

10.11	Severance Benefits Agreement, dated June 28, 2004 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (23)
10.12	Severance Benefits Agreement, dated August 30, 2004, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (11)
10.13	Employment Agreement by and between Glimcher Realty Trust and William G. Cornely, dated December 1, 2000. (5)
10.14	Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars ($64,898,546). (7)
10.15	Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (7)
10.16	Promissory note dated as of July 15, 1998, issued by Montgomery Mall Associates Limited Partnership in the amount of forty seven million seven hundred fifty thousand dollars ($47,750,000). (4)
10.17	Mortgage and security agreement by Montgomery Mall Associates Limited Partnership to Lehman Brothers Holdings, Inc. dated as of July 15, 1998. (4)
10.18	Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (4)
10.19	Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (4)
10.20	Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000). (4)
10.21	Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999. (18)
10.22	Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). (18)
10.23	Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (19)
10.24	Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000). (19)
10.25	Open-end Mortgage and Security Agreement by Mount Vernon Venture, LLC to Lehman Brothers Bank, FSB dated as of January 16, 2001. (6)
10.26	Promissory Note dated as of January 16, 2001, issued by Mount Vernon Venture, LLC in the amount of nine million three hundred thousand dollars ($9,300,000). (6)
10.27	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing by Glimcher Ashland Venture, LLC to KeyBank National Association dated as of October 15, 2001. (6)
10.28	Promissory Note dated as of October 15, 2001 issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (6)
10.29	Mortgage Note dated as of April 16, 2002, issued by Southside Mall, LLC in the amount of seven million six hundred thirty seven thousand five hundred dollars ($7,637,500.00). (20)
10.30	Mortgage, Assignment of Rents and Security Agreement by Southside Mall, LLC to Bank One, NA dated as of April 16, 2002. (20)
10.31	Mortgage Note dated as of February 21, 2003 issued by Glimcher Properties Limited Partnership in the amount of five million ($5,000,000.00). (21)
10.32	Mortgage, Assignment of Rents Security Agreement and Fixture filing by Glimcher Properties Limited Partnership to Bank One, NA dated as of February 21, 2003. (21)
10.33	Amended and Restated Promissory Note 1 dated as of June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (22)
10.34	Amended and Restated Promissory Note 2 dated June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (22)
10.35	Purchase and Sale Agreement and Escrow Instructions, dated as of June 30, 2003, between American Freeholds, a Nevada general partnership, and Glimcher Properties Limited Partnership, a Delaware limited partnership relating to WestShore Plaza Mall. (9)
10.36	Second Amendment to WestShore Plaza Mall Purchase and Sales Agreement and Escrow Instructions, dated as of August 26, 2003, between American Freeholds, a Nevada general partnership, and Glimcher Properties Limited Partnership, a Delaware limited partnership, relating to WestShore Plaza Mall. (9)
10.37	Membership Interest Purchase Agreement, dated as of June 20, 2003, between HIG Mall, LLC, a Florida limited liability company, and Glimcher Properties Limited Partnership, a Delaware limited partnership, relating to Eastland Mall. (9)
10.38	Promissory Note A1 dated as of August 27, 2003, issued by Glimcher Westshore, LLC in the amount of sixty six million dollars ($66,000,000). (9)

10.39	Promissory Note A2 dated as of August 27, 2003, issued by Glimcher Westshore, LLC in the amount of thirty four million dollars ($34,000,000). (9)
10.40	Mortgage, Assignment of Leases and Rents and Security Agreement by Glimcher Westshore, LLC to Morgan Stanley Mortgage Capital Inc. dated as of August 27, 2003. (9)
10.41	Guaranty by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall. (9)
10.42	Note dated as of August 11, 1998 issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225). (9)
10.43	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC. (9)
10.44	Promissory Note dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall. (9)
10.45	Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 1, 1997 by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall. (9)
10.46	Credit Agreement, dated as of October 17, 2003, by and among Glimcher Properties Limited Partnership, KeyBank National Association, as administrative agent and lead arranger, and the several lenders thereto. (13)
10.47	Credit Agreement (Acquisition), dated as of October 17, 2003, by and among Glimcher Properties Limited Partnership, KeyBank National Association, as administrative agent and lead arranger, and the several lenders thereto. (13)
10.48	Guaranty From Parent Entities, dated October 17, 2003, by Glimcher Realty Trust and Glimcher Properties Limited Partnership to KeyBank National Association, relating to the Credit Facility. (13)
10.49	Subsidiary Guaranty, dated October 17, 2003, by New Boston Mall, LLC and Glimcher Northtown Venture, LLC to KeyBank National Association, relating to the Credit Facility. (13)
10.50	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage on Chillicothe, Ohio (Pertains to Credit Facility). (13)
10.51	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage Indian Mound Mall in Heath, Ohio (Pertains to Credit Facility). (13)
10.52	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to a mortgage on New Towne Mall, in New Philadelphia, Ohio (Pertains to Credit Facility). (13)
10.53	Open End Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to a mortgage on New Boston Mall in Portsmouth, Ohio (Pertains to Credit Facility). (13)
10.54	Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage on Clarksville Place in Clarksville, Indiana (Pertains to Credit Facility). (13)
10.55	Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage on Logan Place in Russellville, Kentucky (Pertains to Credit Facility). (13)
10.56	Mortgage Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage on Prestonburg Mall in Prestonburg, Kentucky (Pertains to Credit Facility). (13)
10.57	Mortgage, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the mortgage on Gratiot Center in Saginaw, Michigan (Pertains to Credit Facility). (13)
10.58	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, by Glimcher Properties Limited Partnership to Chicago Title Insurance Company, as Trustee for the benefit of KeyBank National Association relating to Sycamore Square in Ashland City, Tennessee and Liberty Plaza in Morristown, Tennessee (Pertains to Credit Facility). (13)
10.59	Amended and Restated Mortgage, Security Agreement, Absolute Assignment of Leases and Rents and Fixture Filing, dated October 17, 2003, between Glimcher Northtown Venture, LLC and KeyBank National Association relating to Northtown Mall in Blaine, Minnesota (Pertains to Credit Facility). (13)
10.60	Future Advance Deed of Trust Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, by Glimcher Properties Limited Partnership to Chicago Title Insurance Company as Trustee for the benefit of KeyBank National Association, relating to Walnut Cove Shopping Center in Walnut Cove, North Carolina (Pertains to Credit Facility). (13)

10.61	Credit Line Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated October 17,2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to Twin County Plaza in Galax, Virginia (Pertains to Credit Facility). (13)
10.62	Credit Line Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated October 17, 2003, made by Glimcher Properties Limited Partnership to Molly Baber Frick as Trustee for the benefit of KeyBank National Association, relating to Pea Ridge Plaza in Huntington, West Virginia (Pertains to Credit Facility). (13)
10.63	Promissory Note A1, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of eighty-five million dollars ($85,000,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)
10.64	Promissory Note A2, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of twenty-eight million five hundred thousand dollars ($28,500,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)
10.65	Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)
10.66	Key Principal’s Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (13)
10.67	Purchase Agreement, dated October 22, 2003, between Columbus East Joint Venture, an Ohio general partnership, and Glimcher Properties Limited Partnership, relating to Eastland Columbus. (13)
10.68	First Amendment to Purchase Agreement, dated December 15, 2003, between Columbus East Joint Venture, an Ohio general partnership, and Glimcher Properties Limited Partnership, relating to Eastland Columbus. (13)
10.69	Open End Mortgage, Assignment of Rents and Security Agreement, dated December 22, 2003, by EM Columbus, LLC, a Delaware limited liability company, to The Huntington National Bank, relating to Eastland Columbus. (13)
10.70	Note, dated December 22, 2003, issued by EM Columbus, LLC, to The Huntington National Bank in the amount of $36,000,000, relating to the purchase of Eastland Columbus. (13)
10.71	Loan Commitment Letter, dated December 22, 2003, from The Huntington National Bank to EM Columbus, LLC, together with all exhibits thereto, relating to Eastland Columbus. (13)
10.72	Unconditional Guaranty of Payment and Performance, dated December 22, 2003, by Glimcher Properties Corporation to The Huntington National Bank, relating to Eastland Columbus. (13)
10.73	Unconditional Guaranty of Payment and Performance, dated December 22, 2003, by Glimcher Properties Limited Partnership to The Huntington National Bank, relating to Eastland Columbus. (13)
10.74	Membership Interest Purchase Agreement, dated as of November 26, 2003, between Glimcher Properties Limited Partnership and NP Limited Partnership, relating to Polaris Towne Center. (13)
10.75	Membership Interest Purchase Agreement, dated as of November 26, 2003, by and among Glimcher Properties Limited Partnership, NP Limited Partnership and the Class A Members, relating to Polaris Fashion Place. (13)
10.76	Promissory note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (13)
10.77	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (13)
10.78	Amended and Restated Promissory Note A, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, dated May 22, 2003, for $135,000,000, relating to the Polaris Fashion Place existing debt. (13)
10.79	Amended and Restated Promissory Note B, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, dated May 22, 2003, for $24,837,623 relating to the Polaris Fashion Place existing debt. (13)
10.80	Mortgage Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc. relating to Polaris Fashion Place. (13)
10.81	Promissory Note, dated January 5, 2004, issued by Glimcher Properties Limited Partnership to Bank One, NA in the amount of $36,500,000, relating to Polaris Fashion Place. (13)
10.82	Guaranty of Payment by Polaris Mall, LLC to Bank One, NA, dated January 5, 2004, relating to Polaris Fashion Place. (13)
10.83	Pledge and Security Agreement of Membership Interest (51.01%), dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)
10.84	Pledge and Security Agreement of Membership Interest (48.99%) dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)
10.85	Negative Pledge Agreement dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)

10.86	Loan Agreement, dated as of January 5, 2004, between Glimcher Properties Limited Partnership and Bank One, NA, relating to Polaris Fashion Place. (13)
10.87	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (13)
10.88	Loan Agreement dated as of June 9, 2004 between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (23)
10.89	Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (23)
10.90	Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (23)
10.91	Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 9, 2004 between N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (23)
10.92	Guaranty dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (23)
10.93	Amended and Restated Promissory Note, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas. (23)
10.94	Loan Agreement dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. relating to The Great Mall in Olathe, Kansas. (23)
10.95	Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas. (23)
10.96	Guaranty of Payment, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas. (23)
10.97	Guaranty of Recourse Obligations, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas. (23)
10.98	Bond Pledge Agreement dated June 9, 2004 between GM Olathe, LLC, Morgan Stanley Mortgage Capital Inc., and acknowledged and agreed to by the Huntington National Bank. (23)
10.99	Open End Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of August 30, 2004, between Glimcher River Valley Mall, LLC and KeyBank National Association, relating to the River Valley Mall in Lancaster, Ohio. (12)
10.100	Joinder to Guaranty, dated August 30, 2004, by Glimcher River Valley Mall, LLC, Glimcher Properties Limited Partnership and Glimcher Development Corporation. (12)
10.101	Employment & Consulting Agreement, dated January 20, 2005, between Herbert Glimcher, Glimcher Realty Trust and Glimcher Properties Limited Partnership. (14)
10.102	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options).
10.103	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options).

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Annual Report Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(5)	Incorporated by reference to Glimcher Realty Trust’s Annual Report Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 16, 2001.
(6)	Incorporated by reference to Glimcher Realty Trust’s Annual Report Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 16, 2002.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on December 31, 1997.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2003.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.
(10)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K with the Securities and Exchange Commission on February 25, 2004.
(11)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2004.
(12)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on September 2, 2004.
(13)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2004.
(14)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2005.
(15)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A filed with the Securities and Exchange Commission on August 22, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A filed with the Securities and Exchange Commission on February 20, 2004.
(17)	Incorporated by reference to Appendix B of Glimcher Realty Trust’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 29, 2004.
(18)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
(19)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.
(20)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(21)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report Form 10-Q for the period ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003.
(22)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(23)	Incorporated by reference to Glimcher Realty Trust’s Annual Report Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

/s/ Mark E. Yale
Mark E. Yale Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer) March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher Michael P. Glimcher	Chief Executive Officer (Principal Executive Officer), President and Trustee	March 9, 2005

/s/ George A. Schmidt George A. Schmidt	Executive Vice President, General Counsel, Secretary and Trustee	March 9, 2005

/s/ Mark E. Yale Mark E. Yale	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2005

/s/ Herbert Glimcher Herbert Glimcher	Chairman of the Board and Trustee	March 9, 2005

/s/ Philip G. Barach Philip G. Barach	Member, Board of Trustees	March 9, 2005

/s/ Wayne S. Doran Wayne S. Doran	Member, Board of Trustees	March 9, 2005

/s/ Howard Gross Howard Gross	Member, Board of Trustees	March 9, 2005

/s/ Niles C. Overly Niles C. Overly	Member, Board of Trustees	March 9, 2005

/s/ Alan R. Weiler Alan R. Weiler	Member, Board of Trustees	March 9, 2005

/s/ William S. Williams William S. Williams	Member, Board of Trustees	March 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
  of Glimcher Realty Trust;
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2005, expressed an unqualified opinion thereon.

Also as discussed in Note 2 to the consolidated financial statements, the Company, on January 1, 2003, adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended, by Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

As discussed in Note 21 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 (which were previously audited by other independent auditors).

/s/ BDO Seidman, LLP

Chicago, Illinois
February 21, 2005

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share, par value and unit amounts)

ASSETS

	December 31,
	2004	2003 (as restated)
Investment in real estate:
Land	$304,175	$257,651
Buildings, improvements and equipment	1,925,283	1,816,672
Developments in progress	21,182	17,879

	2,250,640	2,092,202
Less accumulated depreciation	435,821	394,870

Property and equipment, net	1,814,819	1,697,332
Deferred costs, net	18,889	16,392
Assets held for sale	1,590	1,675
Investment in and advances to unconsolidated real estate entities	-	8,827

Investment in real estate, net	1,835,298	1,724,226

Cash and cash equivalents	8,446	11,040
Restricted cash	16,330	20,476
Tenant accounts receivable, net	51,873	51,401
Deferred expenses, net	9,449	13,857
Prepaid and other assets	25,628	16,423

	$1,947,024	$1,837,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,328,604	$1,214,258
Notes payable	74,000	80,800
Accounts payable and accrued expenses	53,892	55,691
Distributions payable	23,186	22,559

	1,479,682	1,373,308

Minority interest in operating partnership	23,520	22,176

Shareholders’ equity:
Series B cumulative preferred shares of beneficial interest, $0.01
par value, 5,118,000 shares issued and outstanding	-	127,950
Series F cumulative preferred shares of beneficial interest, $0.01
par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G cumulative preferred shares of beneficial interest, $0.01
par value, 6,000,000 shares issued and outstanding	150,000	-
Common shares of beneficial interest, $0.01 par value, 35,682,858 and 35,066,112 shares issued and outstanding as of December 31, 2004
and December 31, 2003, respectively	357	350
Additional paid-in capital	534,286	516,632
Distributions in excess of accumulated earnings	(300,786)	(261,766)
Accumulated other comprehensive loss	(35)	(1,227)

	443,822	441,939

	$1,947,024	$1,837,423

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share and unit amounts)

	For the Years Ended December 31,
	2004	2003 (as restated)	2002 (as restated)
Revenues:
Minimum rents	$211,803	$178,596	$142,702
Percentage rents	5,989	7,207	6,153
Tenant reimbursements	100,360	88,879	72,469
Other	26,937	26,048	25,919

Total revenues	345,089	300,730	247,243

Expenses:
Property operating expenses	77,982	71,528	57,777
Real estate taxes	37,481	32,321	26,626

	115,463	103,849	84,403
Provision for doubtful accounts	5,896	7,397	3,497
Other operating expenses	8,791	8,510	7,899
Depreciation and amortization	76,838	63,563	52,740
General and administrative	14,310	9,980	10,363

Total expenses	221,298	193,299	158,902

Operating income	123,791	107,431	88,341

Interest income	239	208	632
Interest expense	93,594	80,479	85,234
Equity in income of unconsolidated entities, net	3	2,456	2,466

Income before minority interest in operating partnership and discontinued operations	30,439	29,616	6,205
Minority interest in operating partnership	2,906	1,703	2,084

Income from continuing operations	27,533	27,913	4,121
Discontinued operations:
Gain on sales of properties, net	19,769	703	15,756
Impairment losses	-	(2,460)	-
Income from operations	4,453	6,805	13,727

Net income	51,755	32,961	33,604
Less: Preferred stock dividends	17,517	13,688	11,833
Less: Issuance costs related to preferred stock redemption	4,878	-	-

Net income available to common shareholders	$29,360	$19,273	$21,771

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.21	$0.42	$(0.16)
Discontinued operations	$0.62	$0.13	$0.83
Net income	$0.83	$0.56	$0.67

Diluted:
Continuing operations	$0.20	$0.42	$(0.16)
Discontinued operations	$0.61	$0.13	$0.82
Net income	$0.82	$0.55	$0.67

Weighted average common shares outstanding	35,456	34,704	32,366
Weighted average common shares and common share equivalent outstanding	39,496	38,221	35,748

Cash distributions declared per common share of beneficial interest	$1.9232	$1.9232	$1.9232

Net income	$51,755	$32,961	$33,604
Other comprehensive income on derivative instruments, net	1,192	4,935	304

Comprehensive income	$52,947	$37,896	$33,908

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
(dollars in thousands, except share, par value and unit amounts)

	Series B Convertible Preferred	Series F Cumulative Preferred	Series G Cumulative Preferred	Common Shares of Beneficial Interest		Additional Paid-in	Distributions in Excess of Accumulated	Accumulated Other Comprehensive Income/
	Shares	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss)	Total
Balance, December 31, 2001 (as restated)	$127,950			30,093,231	$301	$ 441,701	$(173,386)	$(6,466)	$ 390,100

Distributions declared, $1.9232 per share							(62,505)		(62,505)
Distribution Reinvestment and Share Purchase Plan				29,571		539			539
Exercise of stock options				602,467	6	8,749			8,755
OP unit conversion				139,377	1	2,497			2,498
Issuance of Shares from public offering				3,450,000	35	58,198			58,233
Preferred stock dividends declared, Series B							(11,833)		(11,833)
Net income							33,604		33,604
Other comprehensive income on derivative instruments								304	304
Transfer from minority interest in partnership						(2,337)			(2,337)

Balance, December 31, 2002 (as restated)	127,950			34,314,646	343	509,347	(214,120)	(6,162)	417,358

Distributions declared, $1.9232 per share							(66,919)		(66,919)
Distribution Reinvestment and Share Purchase Plan				27,709		560			560
Exercise of stock options				413,532	4	6,833			6,837
OP unit conversion				310,225	3	6,701			6,704
Issuance of Preferred Equity		60,000				(2,451)			57,549
Preferred stock dividends declared, Series B and F							(13,688)		(13,688)
Net income							32,961		32,961
Other comprehensive income on derivative instruments								4,935	4,935
Stock option expense						62			62
Transfer from minority interest in partnership						(4,420)			(4,420)

Balance, December 31, 2003 (as restated)	127,950	60,000		35,066,112	350	516,632	(261,766)	(1,227)	441,939

Distributions declared, $1.9232 per share							(68,380)		(68,380)
Distribution Reinvestment and Share Purchase Plan				23,658	1	569			570
Exercise of stock options				503,882	5	8,752			8,757
OP unit conversion				89,206	1	2,365			2,366
Issuance of Series G cumulative redeemable preferred shares of beneficial interest			150,000			(5,198)			144,802
Redemption of Series B cumulative redeemable preferred shares of beneficial interest	(127,950)								(127,950)
Preferred stock dividends declared, Series B, F and G							(17,517)		(17,517)
Net income							51,755		51,755
Issuance costs of Series B cumulative redeemable preferred shares of beneficial interest						4,878	(4,878)		-
Other comprehensive income on derivative instruments								1,192	1,192
Stock option expense						237			237
Transfer to minority interest in partnership						6,051			6,051

Balance, December 31, 2004	$ 0	$60,000	$150,000	35,682,858	$357	$ 534,286	$(300,786)	$ (35)	$ 443,822

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2004	2003 (as restated)	2002 (as restated)
Cash flows from operating activities:
Net income	$51,755	$32,961	$33,604
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for doubtful accounts	6,241	9,002	3,901
Depreciation and amortization	79,308	66,988	61,570
Loan fee amortization	4,383	3,978	5,365
Equity in income of unconsolidated entities	(3)	(2,456)	(2,466)
Capitalized development costs charged to expense	125	1,051	2,883
Minority interest in operating partnership	2,906	1,703	2,084
(Gain) loss on sales of properties from discontinued operations	(19,769)	1,757	(15,756)
Gain on sales of outparcels	(813)	(1,122)	(2,050)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(2,498)	(153)	(6,276)
Prepaid and other assets	(4,423)	(2,562)	(4,397)
Accounts payable and accrued expenses	(12,001)	(10,550)	(10,862)

Net cash provided by operating activities	105,211	100,597	67,600

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(72,726)	(218,875)	(53,129)
Proceeds from unconsolidated entities	-	4,382	786
Proceeds from sales of properties - discontinued operations	106,834	23,975	192,039
Proceeds from sale of outparcels	2,713	2,495	4,287
Withdrawals from (payments to) restricted cash	5,326	(1,256)	43,371
Additions to deferred expenses	(5,910)	(10,950)	(11,657)

Net cash provided by (used in) investing activities	36,237	(200,229)	175,697

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(6,800)	(59,000)	(23,200)
Proceeds from issuance of mortgages and notes payable	231,500	383,000	216,503
Principal payments on mortgages and notes payable	(303,400)	(205,309)	(426,470)
Loss on early extinguishment of debt	557	825	3,212
Proceeds from issuance of common shares of beneficial
interest, net of underwriting and other offering costs of $723	-	-	58,233
Proceeds from issuance of Preferred Stock - Series F, net of
underwriting and other offering costs of $2,451	-	57,549	-
Proceeds from issuance of Preferred Stock - Series G, net of
underwriting and other offering costs of $5,198	144,802	-	-
Redemption of preferred shares	(127,950)	-	-
Dividend reinvestment and share purchase plan and other	9,327	7,397	9,294
Cash distributions	(92,078)	(85,099)	(78,269)

Net cash (used in) provided by financing activities	(144,042)	99,363	(240,697)

Net change in cash and cash equivalents	(2,594)	(269)	2,600

Cash and cash equivalents, at beginning of period	11,040	11,309	8,709

Cash and cash equivalents, at end of period	$8,446	$11,040	$11,309

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At December 31, 2004, the Company owned and operated a total of 41 Properties consisting of 25 Malls and 16 Community Centers. The “Company” refers to Glimcher Realty Trust, Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

          The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of December 31, 2004, GRT was a limited partner in GPLP with a 90.6% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.	Summary of Significant Accounting Policies

Revenue Recognition

          Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $25,643 and $22,901 at December 31, 2004 and 2003, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of fee income which relates to property management services and is recognized in the period in which the service is performed, temporary tenant revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

Tenant Accounts Receivable

          The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Tenant accounts receivable in the accompanying balance sheets are shown net of an allowance for doubtful accounts of $8,545 and $7,972 as of December 31, 2004 and 2003, respectively.

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

          Depreciation expense is computed using the straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Maintenance and repairs are charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

          The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected future cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of December 31, 2004, management believes that no impairments exist based on periodic reviews. Impairment losses of $2,460 and $0 were recognized for the years ended December 31, 2003 and 2002, respectively.

          The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Investment in Real Estate – Held for Sale

          The Company evaluates held for sale classification of its owned real estate on a quarterly basis.

          Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

          On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions

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

          The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods to determine the replacement cost of the tangible assets.

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

          The aggregate value of in-place leases, is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Due to the high occupancy of the Malls acquired to date, management has assigned no value to these assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

Deferred Costs

          The Company capitalizes initial direct costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” and amortizes these costs over the initial lease term. The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

Stock-Based Compensation

          Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognizes as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options, as the options were granted at a price equal to the market price on the day of grant. Had compensation costs for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

	2004	2003	2002
Net income available to common shareholders:
As reported	$29,360	$19,273	$21,771
Pro forma	$29,321	$19,215	$21,696

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003	$237	$47	$0
Included in Pro forma for awards before January 1, 2003	$39	$58	$75

Earnings per share (basic):
As reported	$0.83	$0.56	$0.67
Pro forma	$0.83	$0.55	$0.67

Earnings per share (diluted):
As reported	$0.82	$0.55	$0.67
Pro forma	$0.82	$0.55	$0.67

Cash and Cash Equivalents

          For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2004 and 2003, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Restricted Cash

          Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Deferred Expenses

          Deferred expenses consist principally of financing fees. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $9,449 and $13,857 as of December 31, 2004 and 2003, respectively. During 2004, 2003 and 2002, the Company expensed $1,765, $826 and $2,260, respectively, of unamortized financing fees in connection with the early retirement of debt. Such amounts have been reported as interest expense in the accompanying financial statements. In addition, in 2002 the Company expensed $952 of unamortized financing fees in connection with the early retirement of debt from discontinued operations and recorded a $8,115 prepayment penalty as interest expense in discontinued operations.

Derivative Instruments and Hedging Activities

          The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item. Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

          For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffectiveness and is recognized in other income/other expense during the period of change. Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized/accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method. Should the hedged item be sold, mature or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

Interest Costs

	Year Ended December 31,
	2004	2003	2002
Interest expense	$89,256	$75,740	$77,609
Amortization of loan fees	4,338	4,739	7,625

Total interest expense	93,594	80,479	85,234
Interest capitalized	597	698	902

Total interest costs	$94,191	$81,177	$86,136

Investment in Unconsolidated Real Estate Entities

          The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective investees and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

Advertising Costs

          The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $1,118, $2,106 and $1,164 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Income Taxes

          GRT files as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to qualify as a REIT, GRT is required to distribute at least 90.0% of its ordinary taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements. GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements and maintains its REIT status. Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

          Effective January 1, 2001, the Company’s subsidiary, GDC, elected taxable REIT subsidiary status under Section 856(l) of the Code. GRT wholly owns GDC. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation. In accordance with SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards of GDC. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Minority Interests

          Minority interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”). Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the Common “Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

          As a result of the Company’s acquisitions of joint venture interests not previously owned, the Company had non-cash debt assumptions and issued OP Units. $193,190, $80,439 and $156,598 of debt was assumed for the years ending December 31, 2004, 2003 and 2002, respectively. In January 2004, the Company issued 594,342 new OP Units with an approximate value of $13,564 in connection with the acquisition of Polaris Fashion Place. During the fourth quarter of 2002, the Company issued 195,149 new OP Units with a value of $3,176 in connection with the SAN Mall, LLC transaction. Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $537 and $3,020 as of December 31, 2004 and December 31, 2003, respectively.

          Share distributions of $17,157 and $16,860 and Operating Partnership distributions of $1,670 and $1,427 had been declared but not paid as of December 31, 2004 and 2003, respectively. Series B cumulative preferred share distributions of $2,959 had been declared but not paid as of December 31, 2003. Series F cumulative preferred share distributions of $1,313 and $1,313 had been declared but not paid as of December 31, 2004 and 2003, respectively. Series G cumulative preferred share distributions of $3,046 have been declared but not paid as of December 31, 2004. Amounts paid for interest, exclusive of capitalized interest, were $89,864, $76,520 and $83,746 in 2004, 2003 and 2002, respectively. Amounts paid for state and local taxes were $523, $765 and $660 in 2004, 2003 and 2002, respectively.

Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes net income and all other non-owner charges in shareholder’s equity during a period including unrealized gains and losses from value adjustments on certain derivative instruments.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interests Entities – an Interpretation of ARB No. 51.” The effective date of the interpretation was the first interim or annual reporting period ending after March 15, 2004. The interpretation focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. The Company held no joint venture interests at the effective date through December 31, 2004, therefore the implementation of FIN 46 has no impact on the Company’s financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. There is no immediate impact on the Company’s financial position or results of operations as a result of this pronouncement.

            In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company’s financial position as a result of this new pronouncement at December 31, 2004.

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

          In December 2004, the FASB issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the third quarter of 2005 for awards issued beginning June 15, 2005. Since the Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, the Company does not expect its financial statements will be materially impacted by SFAS No. 123(R).

Reclassifications

          Certain reclassifications of prior period amounts, including the presentation of the statements of operations required by SFAS No. 144, have been made in the financial statements to conform to the 2004 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

3.	Mortgage Notes Payable

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms/ Prepayment Date	Payment at Maturity	Maturity/ Date

	2004	2003	2004	2003
Fixed Rate:
Montgomery Mall Associates, LP	$ 44,257	$ 44,909	6.79%	6.79%		(a)	$ 43,843	(d)
Weberstown Mall, LLC	19,383	19,617	7.43%	7.43%		(a)	$ 19,033	May 1, 2006
SAN Mall, LP	33,985	34,402	8.35%	8.35%		(a)	$ 32,615	(e)
Colonial Park Mall, LP	33,459	33,899	7.73%	7.73%		(a)	$ 32,033	(e)
Mount Vernon Venture, LLC	8,968	9,062	7.41%	7.41%		(a)	$ 8,624	Feb. 11, 2008
Charlotte Eastland Mall, LLC	45,292	45,974	7.84%	7.84%		(a)	$ 42,302	(f)
Morgantown Mall Associates, LP	54,227	55,005	6.89%	6.89%		(a)	$ 50,823	(f)
Grand Central, LP	49,276	49,921	7.18%	7.18%		(a)	$ 46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,606	39,957	8.37%	8.37%		(a)	$ 37,026	June 1, 2010
Polaris Center, LLC	41,387	-	8.20%	-		(a)	$ 38,543	(g)
Ashland Venture, LLC	25,770	26,196	7.25%	7.25%		(a)	$ 21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,481	58,171	8.27%	8.27%		(a)	$ 49,864	(h)
Glimcher WestShore, LLC	98,275	99,658	5.09%	5.09%		(a)	$ 84,824	Sep. 9, 2012
University Mall, LP	65,050	66,158	7.09%	7.09%		(a)	$ 52,524	(i)
PFP Columbus, LLC	146,631	-	5.24%	-		(a)	$124,572	April 11, 2013
LC Portland, LLC	137,285	139,120	5.42%	5.42%		(a)	$116,922	(j)
JG Elizabeth, LLC	163,827	-	4.83%	-		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	112,423	113,874	5.45%	5.45%		(a)	$ 92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	61,107	61,804	7.54%	7.54%		(a)	$ 49,969	(k)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$ 19,000	Nov. 1, 2028

	1,256,689	916,727

Variable Rate/Bridge:
GM Olathe, LLC	30,000	-	4.40%	-	(l)	(b)	$ 30,000	June 9, 2006
EM Columbus, LLC	24,000	24,000	4.42%	3.15%	(m)	(b)	$ 24,000	Jan. 1, 2007
Other Variable Rate Debt	15,593	15,816	(n)	(n)		(a)(b)	$ 15,463	(o)

	69,593	39,816

Other:
Fair value adjustment - Polaris Center, LLC	2,322	-
Extinguished Debt	-	257,715	-	(p)

Total Mortgage Notes Payable	$1,328,604	$1,214,258

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures in August 2028, with an optional prepayment date in 2005.
(e)	The loan matures in October 2027, with an optional prepayment date in 2007.
(f)	The loan matures in September 2028, with an optional prepayment date in 2008.
(g)	The loan matures in June 2030, with an optional prepayment date in 2010.
(h)	The loan matures in July 2027, with an optional prepayment date in 2012.
(i)	The loan matures in January 2028, with an optional prepayment date in 2013.
(j)	The loan matures in June 2033, with an optional prepayment date in 2013.
(k)	The loan matures in September 2029, with an optional prepayment date in 2015.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 200 basis points.
(n)	Interest rates ranging from LIBOR plus 195 to 250 basis points (4.34% to 4.78% at December 31, 2004 and 3.12% to 3.69% at December 31, 2003).
(o)	Final maturity dates ranging from May 2005 to August 2005.
(p)	Interest rates ranging from 3.09% to 10.53% at December 31, 2003.

          All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,654,690 and $1,493,456 at December 31, 2004 and 2003, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers of SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $54,591 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2004, are as follows: 2005 $77,523; 2006 $91,644; 2007 $84,058; 2008 $120,528; 2009 $63,917; thereafter $890,934.

4.	Notes Payable

          The Company’s credit facility (“Credit Facility”) provides it with the ability to borrow up to $150 million. This Credit Facility expires October 16, 2006 and is collateralized with first mortgage liens on four Malls. The interest rate on the Credit Facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70% per annum depending on the ratio of debt to asset value. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the Credit Facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio, which limits the Company’s outstanding debt to 65% of a computed total asset value. Management believes they are in compliance with these covenants at December 31, 2004.

          At December 31, 2004 and 2003, the outstanding balance on the Credit Facility was $74.0 million and $80.8 million, respectively. Additionally, $4.6 million and $4.2 million represents a holdback on the available balance of the Credit Facility for letters of credit issued under the Credit Facility at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the unused balance of the Credit Facility available to the Company was $71.4 million and $65.0 million, respectively. The interest rate on the Credit Facility was 4.10% and 2.62% at December 31, 2004 and 2003, respectively.

5.	Income taxes

          The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income	$51,755	$32,961	$33,604
Add: Net loss of taxable REIT subsidiaries	1,696	1,738	2,211

Net income from REIT operations	53,451	34,699	35,815
Add: Book depreciation and amortization	75,817	61,189	60,926
Less: Tax depreciation and amortization	(59,207)	(51,454)	(49,976)
Book loss/(gain) from capital transactions	(18,087)	1,612	(6,154)
Tax gain/(loss) from capital transactions	6,736	(1,602)	2,483
Other book/tax differences, net	(14,436)	(17,235)	115

Taxable income before adjustments	44,274	27,209	43,209
Less: Capital gains	(6,736)	-	(21,400)

Adjusted taxable income subject to 90% dividend requirement	$37,538	$27,209	$21,809

(1)	All adjustments to “Net income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation between cash dividends paid and dividends paid deduction:

          The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Cash dividends paid	$85,511	$78,937	$72,309
Less: Dividends designated to prior year	(21,131)	(19,457)	(17,428)
Plus: Dividends designated from following year	21,516	21,131	19,457
Less: Portion designated return of capital	(41,622)	(53,402)	(31,129)

Dividends paid deduction	$44,274	$27,209	$43,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Characterization of distributions:

          The following table characterizes distributions paid per common share for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Ordinary income	$0.6380	33.18%	$0.3888	20.22%	$0.4870	25.32%
Return of Capital	1.1707	60.87	1.5344	79.78	0.9583	49.83
Capital gains	0.0000	0.00	0.0000	0.00	0.0839	4.36
Unrecaptured Section 1250 gain	0.1145	5.95	0.0000	0.00	0.3940	20.49

	$1.9232	100.00%	$1.9232	100.00%	$1.9232	100.00%

          The following table characterizes distributions paid per Series B preferred share for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Ordinary income	$0.3104	84.79%	$2.3125	100.00%	$1.1672	50.47%
Return of Capital	0.0000	0.00	0.0000	0.00	0.0000	0.00
Capital gains	0.0000	0.00	0.0000	0.00	0.2011	8.70
Unrecaptured Section 1250 gain	0.0557	15.21	0.0000	0.00	0.9442	40.83

	$0.3661	100.00%	$2.3125	100.00%	$2.3125	100.00%

          The following table characterizes distributions paid per Series F preferred share for the years ended December 31, 2004 and 2003:

	2004		2003

	Amount	%	Amount	%

Ordinary income	$1.8548	84.79%	$0.7717	100.00%
Return of Capital	0.0000	0.00	0.0000	0.00
Capital gains	0.0000	0.00	0.0000	0.00
Unrecaptured Section 1250 gain	0.3328	15.21	0.0000	0.00

	$2.1876	100.00%	$0.7717	100.00%

          The following table characterizes distributions paid per Series G preferred share for the year ended December 31, 2004:

	2004

	Amount	%

Ordinary income	$1.4687	84.79%
Return of Capital	0.0000	0.00
Capital gains	0.0000	0.00
Unrecaptured Section 1250 gain	0.2635	15.21

	$1.7322	100.00%

          Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC. Deferred tax assets (liabilities) include the following:

Deferred tax assets (liabilities):	2004	2003	2002

Investment in partnership	$(1)	$-	$(27)
Capitalized development costs	(198)	(158)	(367)
Depreciation and amortization	36	6	-
Charitable contributions	22	-	-
Allowance for doubtful accounts	-	40	40
Interest expense	248	-	-
Other	(3)	2	-
Tax loss carryforwards, net	1,957	2,393	2,673

Net deferred tax asset (liability)	2,061	2,283	2,319
Valuation allowance	(2,061)	(2,283)	(2,319)

Net deferred tax asset (liability)	$0	$0	$0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          The gross tax loss carryforwards total $4,893 and expire $2,731, $355, $144, $479, $623 and $561 in 2018, 2020, 2021, 2022, 2023 and 2024, respectively.

          The income tax provision consisted of $12, $49 and $48 in 2004, 2003 and 2002, respectively, related to current state and local taxes. Net deferred tax expense for each of the years was $0. The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards of $0, $968 and $969 in 2004, 2003 and 2002, respectively. A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

          In 2004, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company’s cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

6.	Preferred Shares

          GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate 100,000,000 shares of GRT, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

          On November 17, 1997, GRT completed a $120,000 public offering of 4,800,000 shares of 9.25% Series B Cumulative Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”). On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the Series B Preferred Shares are payable quarterly in arrears. The Company could redeem the Series B Preferred Shares anytime on or after November 15, 2003, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. On February 27, 2004, the Company redeemed 5,118,000 of the Series B Preferred Shares. Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the dividends accrued and unpaid. The total cost to redeem the shares was $129,824.

          The redemption of the Series B Preferred Shares resulted in a $4,878 non-cash charge as required under Emerging Issues Task Force Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” This one time non-cash charge represents costs that were incurred and recorded in “Additional Paid In Capital” at the time of the initial issuance of the Series B Preferred Shares in 1997.

          On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the “Plan”) pursuant to which a distribution will be made of one preferred share purchase right (a “Right”) for each outstanding GRT Common Share. The distribution was made on March 22, 1999, to the shareholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the “Preferred Shares”), at a price of $55.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an “Acquiring Person”). Alternatively, each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the right to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

          On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of 8.75% Series F Cumulative Preferred Shares of Beneficial Interest, par value $0.01 per share, (the “Series F Preferred Shares”), at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          On February 23, 2004, the Company completed a $150,000 public offering of 6,000,000 shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (the “Series G Preferred Shares”). Aggregate net proceeds of the offering were $145.3 million. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16.9 million of the Company’s Credit Facility, which was recently drawn upon to pay off $17.0 million of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

7.	Derivative Financial Instruments

          The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the year ended December 31, 2002, the Company recognized additional other comprehensive income of $304 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2002, which includes $7,189 in reclassifications to earnings for interest rate swap settlements during the period and $121 in minority interest participation. During the year ended December 31, 2003, the Company recognized additional other comprehensive income of $4,935 to adjust the carrying amount of the interest rate swaps and caps to their fair values at December 31, 2003, which includes $6,688 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $552 in minority interest participation. During the year ended December 31, 2004, the Company recognized additional other comprehensive income of $1,192 to adjust the carrying amount of the interest rate swaps and caps to their fair values at December 31, 2004, which includes $1,325 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $100 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

          The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2004. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Cap - Cash Flow	$30,000	6.00%	June 15, 2006	$1

          On December 31, 2004, the derivative instruments were reported at their fair value of $1 in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses of $35 held in accumulated other comprehensive income will be reclassified to earnings, of which $11 is expected to be reclassified in 2005. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the year ended December 31, 2004.

          To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

8.	Rentals Under Operating Leases

          The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2004 are as follows:

2005	$ 195,179
2006	174,848
2007	156,697
2008	140,008
2009	120,247
Thereafter	364,831

$1,151,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $614, $2,065 and $2,214 for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

9.	Investment in Unconsolidated Entities

          Investment in unconsolidated real estate entities for the period January 1, 2004 through January 4, 2004 consisted of a 50% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC. On January 5, 2004, the Company acquired the remaining 50% joint venture interest in Polaris Center, LLC for $10.0 million in cash and the assumption of an existing mortgage. At the acquisition date, the Polaris Towne Center was subject to an approximately $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule. On the same day, the Company also acquired the remaining 60.71% joint venture interest in Polaris Mall, LLC for approximately $46,500, which was paid for with approximately $32,900 in cash and 594,342 OP Units valued at approximately $13,564 (based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004) and the assumption of an existing mortgage. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule. As a result of the completion of these transactions, the Company has acquired all remaining joint venture interests not previously owned by the Company. At December 31, 2003 investment in unconsolidated real estate entities consists of a 50.00% interest in Polaris Center, LLC, and a 39.29% interest in Polaris Mall, LLC.

          The share of net income for the period January 1, 2002 through July 17, 2002, includes the Company’s 37.85% joint venture interest in Glimcher SuperMall Venture, LLC. Effective July 18, 2002, the Company acquired the remaining 62.15% joint venture interests in Glimcher SuperMall Venture, LLC. The share of net income from January 1, 2002 through August 4, 2002, includes the Company’s 50.00% joint venture interest in Dayton Mall Venture, LLC. Effective August 5, 2002, the Company acquired the remaining 50.00% joint venture interest in Dayton Mall Venture, LLC. Additionally, the share of net income for the period January 1, 2002 through November 17, 2002 includes the Company’s 20.00% joint venture interest in SAN Mall, LLC. Effective November 18, 2002, the Company acquired the remaining 80.00% joint venture interest in this entity. Also, the share of net income for the period January 1, 2002 through March 5, 2003 includes the Company’s 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% joint venture interest in this entity. Additionally, the share of net income for the period January 1, 2002 through April 23, 2003 includes the Company’s 50% joint venture interest in G & G Blaine, LLC. Effective April 24, 2003, the Company acquired the remaining 50% joint venture interest in this entity. Furthermore, the share of net income for the period January 1, 2002 through August 13, 2003 included the Company’s 20% joint venture interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% joint venture interest in this entity. As a result, the entities mentioned above are fully consolidated as of July 18, 2002, August 5, 2002, November 18, 2002, March 6, 2003, April 24, 2003 and August 14, 2003, respectively.

          GDC provided development, construction, leasing and legal services for a fee, to joint ventures in which the Company has an ownership interest. GDC recognized fee income of $0, $235, and $1,289, for services provided to the joint ventures for the year ended December 31, 2004, 2003 and 2002, respectively.

10.	Related Party Transactions

          The Company paid The Glimcher Company (“TGC”) and Corporate Flight, Inc. (“CFI”), which are both wholly owned by Herbert Glimcher, $9 and $239 for the year ended December 31, 2004, $7 and $305 for the year ended December 31, 2003 and $24 and $499 for the year ended December 31, 2002, respectively, for the use in connection with Company related matters, of a coach owned by TGC and an airplane owned by CFI. Herbert Glimcher is the Chairman of the Board and was the Chief Executive Officer of the Company through January 20, 2005. The Company’s joint ventures made no payments for the year ended December 31, 2004 and December 31, 2003, $1 and $63 for the year ended December 31, 2002. Additionally, the Company paid Triad CM (“Triad”), fifty percent (50%) of which was owned by TGC, which is wholly owned by Herbert Glimcher, $137 and $1,409 for the years ended December 31, 2003 and 2002, respectively, in connection with subcontracting work at the Company’s Properties. TGC disposed of its entire interest in Triad effective September 2003, and therefore transactions subsequent to October 1, 2003 are not disclosed. The joint ventures controlled by the Company or in which the Company has a minority interest and is a passive investor paid Triad approximately $1,869 and $1,500 for the years ended December 31, 2003 and 2002, respectively. Glimcher Development Corporation (“GDC”), an entity owned by GRT, provided services to TGC for predevelopment work on two projects in 2003 and was paid $59 for those services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          With respect to the development of Polaris Fashion Place in Columbus, Ohio, pursuant to the requirements of the Construction Loan Agreement, dated October 13, 2000, Herbert Glimcher provided a $4,000 letter of credit (“Letter of Credit”) to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002 the Company accrued $40 as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

          The Company has engaged Archer-Meek-Weiler Agency, Inc., (“AMW”), a company of which Alan R. Weiler (a trustee of GRT serving a three-year term which expires in 2005) is Chairman, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, AMW received net commissions of $300, $224 and $253 for the years ended December 31, 2004, 2003 and 2002, respectively.

          On January 5, 2004, GPLP completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC, the indirect owner of Polaris Fashion Place, an approximately 1.6 million square foot enclosed upscale regional mall located in Columbus, Ohio, from NP Limited Partnership (“NPLP”), an Ohio limited partnership, and other parties. The Company acquired the remaining 60.7% interest in Polaris Mall, LLC for approximately $46,500, which was paid with approximately $33,000 in cash and the balance by the issuance of 594,342 OP Units in GPLP valued at approximately $13,500.

          On January 5, 2004, GPLP also completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Center, LLC, the owner of Polaris Towne Center, a 443,165 square foot town center located in Columbus, Ohio, from NPLP. The Company acquired the remaining 50% interest in Polaris Center, LLC for approximately $10,000, which was paid in cash.

          Mr. Weiler, his spouse and children own, in its entirety, WSS Limited Partnership, an Ohio limited partnership (“WSS”). WSS directly owns OP Units of limited partnership in GPLP. WSS also indirectly owns OP Units by virtue of its ownership interest in NPLP. WSS also owns an interest in Star-Weiler Limited Partnership, an Ohio limited partnership (“Star-Weiler”). Star Weiler owns an interest in NPLP. Mr. Weiler’s children, nieces and nephews also indirectly own an interest in NPLP. In addition, Mr. Weiler’s sister-in-law previously owned an interest in Polaris Mall, LLC, which interest was acquired by GPLP on January 5, 2004.

          Following the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC and Polaris Center, LLC, NPLP and WSS continue to directly own OP Units.

          On March 31, 1999 the Company acquired a 20.0% interest in SAN Mall LLC (“SAN Mall”), which owns Almeda Mall and Northwest Mall in Houston, Texas. The Company accounted for its investment in SAN Mall under the equity method of accounting. On February 22, 2001, Fifth Avenue, LLC (“Fifth Avenue”) acquired the 80.0% ownership interest previously held by an unaffiliated third party. Fifth Avenue is wholly owned by the daughter of Herbert Glimcher, and the sister of Michael Glimcher. Michael Glimcher is the Company’s President and as of January 20, 2005, Chief Executive Officer. On November 18, 2002, the Company acquired the remaining 80.0% interest in SAN Mall L.P. from Fifth Avenue for $5,500, which was paid $2,324 in cash and $3,176 in the form of 195,149 OP Units.

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

          On May 10, 2002, the Company sold Plaza Vista Mall, a 214,000 square foot community center to a group of private investors, which included David Glimcher, a former executive and trustee of the Company, a son of Herbert Glimcher and a brother of Michael P. Glimcher. The sale price was $9,937, including cash of $2,237 and the assumption of a $7,700 mortgage note payable. The Company recognized a gain of $1,194 on the sale.

          A brother of Herbert Glimcher owns a company that leases seven store locations in the Company’s Properties. Minimum Rents were $268, $268 and $266 for the years ended December 31, 2004, 2003, and 2002, respectively.

          Herbert Glimcher has provided a loan guarantee to a private company unaffiliated with the Company that leased space beginning on November 16, 2002 in Polaris Fashion Place. Minimum rent was $17 and $21 for the years ended December 31, 2004 and December 31, 2003, respectively. The tenant vacated in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          The Glimcher Group, owned by Robert Glimcher, a son of Herbert Glimcher and a brother of Michael Glimcher, reimbursed the Company $10 and $8 for reimbursement of expenses for shared space at a convention in May 2003 and May 2004, respectively. The David J. Glimcher Co., owned by David Glimcher, reimbursed the Company $10 and $4 related to expenses for shared space at a convention in May 2003 and May 2004, respectively.

          In the second and third quarters of 2002, Trans State Development, LLC, a wholly-owned subsidiary of the Company, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. At the December 19, 2002 Board of Trustees meeting, the Company informed the Board it did not intend to proceed with the development of the proposed project. Trans State Development, LLC assigned its land options to HP Development LLC (“HP”) on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP for the Company to provide leasing, legal and pre-development services. Beginning in February 2003, advances were made from Ellen Glimcher, doing business as Dell Property Group, Ltd. to HP. The Board of Trustees was unaware of these fund transfers or the involvement with HP of Ellen Glimcher through Dell Property Group, Ltd. During the year ended December 31, 2003, HP received $471 from Dell Property Group, Ltd., of which $350 was used to make payments to the Company for the land options and services provided under the Master Leasing Agreement during the year ended December 31, 2003. Ellen Glimcher is the daughter of Herbert Glimcher, and the sister of Michael Glimcher. On December 11, 2003, the Company cancelled the Master Leasing Agreement between HP and Trans State Development, LLC and HP assigned the land options to Trans State Development. In consideration for the assignment of the options, Trans State Development agreed to reimburse HP Development for costs incurred related to the project plus a $25 service fee, for a total of $696. The Board of Trustees was unaware of the transfer of funds from Dell Property Group, Ltd. or the involvement of Ellen Glimcher through Dell Property Group Ltd. with HP at the time the land options were assigned to HP on January 31, 2003 or assigned to the Company on December 11, 2003. At December 31, 2003, the Company had a payable of $696 to HP which was paid by the Company on January 15, 2004. In February 2004, the Board of Trustees became aware of the involvement of and funds transferred by Ellen Glimcher through Dell Property Group Ltd. to HP. In February 2004, the Audit Committee of the Board of Trustees considered and approved each of the past transactions as part of its determination for the Company to proceed with the project.

11.	Commitments and Contingencies

          The Operating Partnership leases office space under an operating lease that had an initial term of four years commencing on July 2003. Additionally, one of GRT’s Properties is subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent of $14 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2004 are as follows:

	Office Lease	Ground Leases
2005	$ 416	$12
2006	436	-
2007	436	-
2008	-	-
2009	-	-
Thereafter	-	-

	$1,288	$12

          Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2004, 2003 and 2002 were $371, $572 and $593, respectively. Ground lease expenses for the years ended December 31, 2004, 2003 and 2002 were $59, $59 and $59, respectively.

          The Company had provided guarantees in connection with the outstanding debt of Polaris Fashion Place. In connection with the development of Polaris Fashion Place, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon refinancing of the construction loan on April 1, 2003, these guarantees were released. In connection with the new mortgage loan, the Operating Partnership provided the lender with a guarantee until certain tenant allowances are paid. The guarantee was $214 at December 31, 2004. As of December 31, 2004, no provision for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          At December 31, 2004, there were 3.5 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for OP Units shall be, at the option of GPLP, equal to, (a) cash at a price equal to the fair market value of an equal number of the Company’s Common Shares, (b) Common Shares at the exchange ratio of one share for each unit, or (c) any combination of cash and Common Shares (issued at fair market value on a one-to-one basis). The fair value of the OP Units outstanding at December 31, 2004 is $98.1 million based upon a per unit value of $28.25 at December 31, 2004, (based upon a five-day average of the Common Stock price from December 23, 2004 to December 30, 2004).

          In addition, in July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made. The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments. The Company has made $8,845 in payments under this agreement through December 31, 2004.

          The Company has reserved $910 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

          The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

          During the fourth quarter of 2004, the Company received a subpoena for documents from the Securities and Exchange Commission in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by the Company in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by the Company in its Form 10-K filed on March 12, 2004). The Company is cooperating fully with the investigation.

12.	Share Option Plans

          GRT has established the 1993 Employee Share Option Plan (the “1993 Employee Plan”), the 1993 Trustee Share Option Plan (the “1993 Trustee Plan”), the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the 1993 Employee Plan, the 1993 Trustee Plan, the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”). A maximum of 400,000 shares have been reserved for issuance under the 1993 Employee Plan, a maximum of 700,000 shares have been reserved for issuance under the 1993 Trustee Plan, a maximum of 3,000,000 shares have been reserved for issuance under the Incentive Plan and a maximum of 1,100,000 shares have been reserved for issuance under the 2004 Plan.

          A summary of the status of the Company’s Plans at December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below. Options issued under these Plans are included under the categories trustee plan or employee plan, based upon the individual to whom the option was granted, depending upon whether that individual is an employee or a trustee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

	Options	2004 Weighted- Average Exercise Price	Options	2003 Weighted- Average Exercise Price	Options	2002 Weighted- Average Exercise Price
Trustee Plan:
Outstanding at beginning of year	1,156,000	$17.525	1,241,500	$17.526	1,207,500	$17.343
Granted	168,000	$25.236	121,000	$18.930	121,000	$17.610
Exercised	(80,900)	$17.615	(206,500)	$18.259	(87,000)	$15.087
Forfeited	(60,000)	$21.216

Outstanding at end of year	1,183,100	$18.454	1,156,000	$17.525	1,241,500	$17.526

Employee Plan:
Outstanding at beginning of year	1,079,226	$16.950	1,033,767	$16.951	1,386,023	$16.945
Granted	391,178	$25.236	325,000	$18.930	278,250	$17.662
Exercised	(422,982)	$17.335	(207,032)	$14.811	(515,467)	$14.439
Forfeited	(101,951)	$20.865	(72,509)	$17.293	(115,039)	$15.456

Outstanding at end of year	945,471	$21.304	1,079,226	$16.950	1,033,767	$16.951

Options exercisable at year-end under the Trustee Plan	933,100		964,330		1,066,500
Options exercisable at year-end under the Employee Plan	328,304		555,007		560,307
Weighted-average fair value of options granted during the year	$1.2663		$0.4560		$0.3341

          The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rates used in 2004, 2003 and 2002 were 5.6%, 6.2% and 6.3%, respectively. Expected average lives of five years, annual dividend rates of $1.9232 and weighted average volatility of 12.2%, 11.8% and 12.0% in 2004, 2003 and 2002, respectively.

          The following table summarizes information regarding the options outstanding at December 31, 2004 under the Company’s plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price

Trustee Plan:
$20.250	500	0.2	$20.250	500	$20.250
$17.000	45,178	1.2	$17.000	45,178	$17.000
$18.750 - $20.750	266,348	2.4	$20.216	266,348	$20.216
$20.500	97,622	3.4	$20.500	97,622	$20.500
$15.000	266,334	4.2	$15.000	266,334	$15.000
$12.280	72,857	5.2	$12.280	72,857	$12.280
$14.750	74,221	6.2	$14.750	74,221	$14.750
$17.610	100,322	7.2	$17.610	66,989	$17.610
$18.930 - $22.360	100,718	8.2	$18.930	34,051	$18.930
$19.560 - $26.690	159,000	9.2	$25.236	9,000	$26.690

$12.280 - $26.690	1,183,100	5.1	$18.454	933,100	$17.374

Employee Plan:
$20.500	101,000	3.4	$20.500	101,000	$20.500
$15.000	2,500	4.2	$15.000	2,500	$15.000
$12.280	5,135	5.2	$12.280	5,135	$12.280
$14.750	77,139	6.2	$14.750	77,139	$14.750
$17.610	139,521	7.2	$17.610	68,104	$17.610
$18.930 - $22.360	255,426	8.2	$19.074	74,426	$19.094
$19.560 - $26.690	364,750	9.2	$25.457	-	-

$12.280 - $26.690	945,471	7.8	$21.304	328,304	$18.088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          All options granted under the employee plan and options under the trustee plan, except those number of options noted as exceptions, are exercisable over a three-year period. The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted. The number of options that are exercisable immediately are 18,000, 21,000 and 21,000 shares granted under the trustee plan in 2004, 2003 and 2002, respectively.

13.	Employee Benefit Plan – 401(k) Plan

          In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant’s salary deferrals up to a maximum of 4.0% of qualified compensation were matched at 50.0% for the three years ending December 31, 2004. The Company contributed $228, $190 and $262 to the plan in 2004, 2003 and 2002, respectively. Effective February 1, 2005, participant’s salary deferrals up to a maximum of 6% of qualified compensation will be matched at 50.0%.

14.	Distribution Reinvestment and Share Purchase Plan

          The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2004, 2,100,000 Shares were authorized of which 228,243 Shares have been issued.

15.	Earnings Per Share

          The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income from continuing operations	$ 27,533			$ 27,913			$ 4,121
Less: Preferred stock dividends	(17,517)			(13,688)			(11,833)
Preferred stock redemption	(4,878)			-			-
Add: Minority interest adjustments (1)	2,209			426			2,662

Income from continuing operations	$ 7,347	35,456	$0.21	$ 14,651	34,704	$0.42	$ (5,050)	32,366	$(0.16)

Discontinued operations	24,222			5,048			29,483
Less: Minority interest adjustment (1)	(2,209)			(426)			(2,662)

Discontinued operations	$ 22,013	35,456	$0.62	$ 4,622	34,704	$0.13	$ 26,821	32,366	$ 0.83

Diluted EPS
Income from continuing operations	$ 27,533	35,456		$ 27,913	34,704		$4,121	32,366
Less: Preferred stock dividends	(17,517)			(13,688)			(11,833)
Preferred stock redemption	(4,878)			-			-
Add: Minority interest	2,906			1,703			2,084
Operating Partnership Units		3,549			3,151			3,122
Options		491			366			260

Income from continuing operations	$ 8,044	39,496	$0.20	$ 15,928	38,221	$0.42	$ (5,628)	35,748	$(0.16)

Discontinued operations	$ 24,222		$0.61	$ 5,048		$0.13	$ 29,483		$ 0.82

(1) The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 429 thousand, 225 thousand and 904 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

16.	Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 4.34% to 6.63% per annum at December 31, 2004 and 3.12% to 6.77% per annum at December 31, 2003), the fair value of GRT’s mortgage notes payable is estimated at $1,353,610 and $1,255,087 at December 31, 2004 and 2003, respectively. The fair value of the debt instruments considers in part the credit of GRT as an entity, not just the individual entities and Properties owned by GRT.

          The fair value of interest rate protection agreements are estimated based on amounts that GRT would expect to receive or pay to terminate such agreements (see Note 7). Both the fair values and carrying amounts of the interest rate protection agreements were $1 at December 31, 2004 and $(991) at December 31, 2003.

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

          Selected information about operating segments of the Company is summarized in the table below:

	For the Year Ended December 31, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$324,868	$15,813	$4,408	$345,089
Total operating expenses	196,401	8,299	16,598	221,298

Operating income (loss)	$128,467	$7,514	$(12,190)	$123,791

Equity in income (loss) of unconsolidated entities, net	$10	$(7)	$-	$3

Net investment in real estate	$1,705,792	$124,165	$5,341	$1,835,298

Total assets	$1,787,692	$144,867	$14,465	$1,947,024

	For the Year Ended December 31, 2003
	Malls	Community Centers	Corporate	Total
Total revenues	$283,962	$14,601	$2,167	$300,730
Total operating expenses	175,634	6,451	11,214	193,299

Operating income (loss)	$108,328	$8,150	$(9,047)	$107,431

Equity in income of unconsolidated entities, net	$1,458	$998	$-	$2,456

Net investment in real estate	$1,546,381	$174,587	$3,258	$1,724,226

Total assets	$1,627,222	$184,323	$25,878	$1,837,423

Investment in unconsolidated entities	$5,995	$2,832	$-	$8,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

	For the Year Ended December 31, 2002
	Malls	Community Centers	Corporate	Total
Total revenues	$230,819	$15,141	$1,283	$247,243
Total operating expenses	140,280	6,527	12,095	158,902

Operating income (loss)	$90,539	$8,614	$(10,812)	$88,341

Equity in income of unconsolidated entities, net	$1,999	$467	$-	$2,466

Net investment in real estate	$1,296,965	$200,693	$9,619	$1,507,277

Total assets	$1,355,951	$209,396	$57,086	$1,622,433

Investment in unconsolidated entities	$18,619	$3,290	$-	$21,909

18.	Acquisitions

          The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The Company has finalized the allocation of the purchase price for Properties acquired through 2004 and no material adjustments have been made to the original allocations.

          On January 5, 2004, the Company acquired from its joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional Mall located in Columbus, Ohio, for approximately $46.5 million, consisting of approximately $32.9 million in cash and the balance by the issuance of 594,342 OP Units in GPLP. The OP Units were valued at approximately $13.6 million based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004. At the acquisition date, Polaris Fashion Place was subject to an approximately $148.7 million mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

            On January 5, 2004, the Company acquired from its joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, an approximately 443,000 square foot community center located in Columbus, Ohio, for approximately $10.0 million, which was entirely paid for in cash. At the acquisition date, the Polaris Towne Center was subject to a $41.8 million mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule. The fair value of this mortgage at the acquisition date was $47.3 million. Accordingly, 50% of the mortgage acquired was adjusted to fair value. The result was a $2.8 million fair value adjustment which is amortized to interest expense over the life of the loan.

          For the two acquisitions listed above and the five acquisitions made during 2003, the Company calculated the proforma results of operations as if the acquisitions occurred on January 1, 2003 (unaudited).

	2004	2003
Pro forma revenues	$345,396	$359,072
Pro forma net income	$ 51,761	$ 23,495
Pro forma earnings per share-diluted	$ 0.82	$ 0.67

          Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.2 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $611 and $158 for the year ended December 31, 2004 and 2003, respectively. The net book value of the above-market leases is $6,742 and $5,594 as of December 31, 2004 and 2003, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $15,655 and $12,070 as of December 31, 2004 and 2003 respectively and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,827 and $0 as of December 31, 2004 and 2003, respectively and is included in prepaid and other assets on the consolidated balance sheet. Net amortization of these intangibles as an increase to net income will be as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

For the year ending December 31, 2005	$371
For the year ending December 31, 2006	345
For the year ending December 31, 2007	422
For the year ending December 31, 2008	495
For the year ending December 31, 2009	509

$2,142

          A condensed balance sheet disclosing the amount assigned to each major asset and liability caption relating to the Polaris acquisitions made on January 5, 2004 is shown below:

ASSETS

Investment in real estate:
Land	$57,532
Buildings, improvements and equipment	187,570
Developments in progress	1,281

246,383
Deferred leasing costs, net	4,653
Investment in unconsolidated real estate entities	(8,827)

Investment in real estate, net	242,209

Restricted cash	1,181
Tenant accounts receivable, net	5,194
Tenant relationships	4,156
Prepaid and other assets	1,458

$254,198

LIABILITIES

Mortgage notes payable	$236,256
Accounts payable and accrued expenses	4,093
Above-below market leases, net	2,753

$243,102

SHAREHOLDER’S EQUITY & OTHER

Minority interest in operating partnership	$5,301
Additional paid in capital	8,263

$13,564

19.	Discontinued Operations

          During 2004, the Company sold twenty-nine Community Centers for $113,349 and reflected one Community Center as held for sale. The Company reported a net gain associated with the sale of these Community Centers of $19,769, which, in accordance with SFAS No. 144, is reported in discontinued operations. Total revenues for discontinued operations were $10,090, $17,576 and $45,529 for the years ended December 31, 2004, 2003 and 2002, respectively. For segment reporting purposes, revenues and expenses of these particular Properties would have been reported as part of Community Centers.

20.	Subsequent Events

          In January of 2005, the Company entered into an employment and consulting agreement with the Company’s Chairman of the Board. In connection with certain provisions of the agreement, the Company will recognize a $2.0 million charge during the first quarter of 2005.

21.	Restatements

          During fiscal years 2003 and 2002, the Company increased its provision for doubtful accounts to address the finalization of the billings for the tenant’s share of common area maintenance (“CAM”), real estate taxes and other recoverable expenditures incurred in prior years. Our process for recording the tenant reimbursement for CAM, real estate taxes and recoverable expenditures was evaluated at that time and improvements were made to the process to reduce the risk of significant adjustments in future periods. Based upon their significance, we have determined that these charges should have reduced the tenant reimbursement revenue recognized in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

          Accordingly, the Company is restating its previously issued financial statements for the fiscal years December 31, 2001 through 2003 to correct the timing by reflecting the adjustments as reduction to tenant reimbursement revenue recognized in prior years. The restatement increases net income by $9.1 million ($0.26 per diluted share) for the year ended December 31, 2003, and decreases net income by $2.7 million ($0.08 per diluted share) and $6.4 million ($0.23 per diluted share) for the years ended December 31, 2002 and 2001, respectively.

          The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. The Company previously disclosed its intention to restate its financial statements for such periods in a Form 8-K filed with the Securities & Exchange Commission on February 22, 2005.

          All referenced amounts in this Annual Report for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

22.	Interim Financial Information (unaudited)

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$84,775	$85,844	$83,541	$90,929
Total revenues as previously reported	$84,839	$85,865	$84,147	$90,929
Operating income	$29,450	$29,680	$29,645	$35,016
Operating income as previously reported	$29,333	$29,571	$29,598	$35,016
Net income	$10,077	$ 6,912	$24,663	$10,103
Net income available to common shareholders	$ 760	$ 2,553	$20,303	$ 5,744
Earnings per share (diluted)	$ 0.02	$ 0.07	$ 0.56	$ 0.16

Year Ended December 31, 2003 (as restated)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues	$73,530	$66,863	$72,188	$88,149
Total revenues as previously reported	$74,072	$66,876	$72,279	$93,063
Operating income restated	$29,391	$19,116	$24,965	$33,959
Operating income as previously reported	$23,917	$15,398	$24,943	$36,958
Net income restated	$10,496	$ 3,239	$ 6,450	$12,776
Net income as previously reported	$ 5,564	$ (968)	$ 6,450	$12,776
Net income available to common shareholders restated	$ 7,538	$ 280	$ 2,953	$ 8,502
Net income available to common shareholders previously reported	$ 2,606	$ (3,927)	$ 2,953	$ 8,502
Earnings per share (diluted) restated	$ 0.22	$ 0.01	$ 0.08	$ 0.24
Earnings per share (diluted) as previously reported	$ 0.08	$ (0.11)	$ 0.08	$ 0.24

          Total revenues and operating income for 2004 and 2003 are restated to reflect SFAS 144. Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations. The differences between revenues and revenues previously reported in interim financial statements in 2004 relate to reclassification of recovery adjustments and changes in property classification from continuing to discontinuing operations. Differences in 2003 amounts from the amounts previously reported relate to changes of property classifications from discontinuing operations and the restatement as discussed in Note 21.

23.	Allowance for Doubtful Accounts

	Balance at beginning of year	(1) Charged to expense	Deductions	Balance at end of year
Year ended December 31, 2004- Allowance for doubtful accounts	$7,972	$5,895	$5,322	$8,545

Year ended December 31, 2003- Allowance for doubtful accounts	$3,553	$7,397	$2,978	$7,972

Year ended December 31, 2002- Allowance for doubtful accounts	$3,416	$3,497	$3,360	$3,553

(1)	Amounts charged to expense and deductions for 2003 and 2002 are restated to reflect the impact of SFAS No. 144 and for the restatement as discussed in Note 21.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2004
(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed

MALL PROPERTIES

Almeda Mall Houston, TX	(f)	$ 6,859	$ 16,034	$ 450	$ 7,631	$ 15,712	$ 23,343	$ 4,738		2002	[e]
Ashland Town Center Ashland, KY	25,770	3,866	21,454	8,321	4,144	29,497	33,641	11,946	1989		[e]
Colonial Park Mall Harrisburg, PA	33,459	9,765	43,770	-	9,704	43,831	$ 53,535	11,166		2003	[e]
Dayton Mall Dayton, OH	57,481	9,068	90,676	-	8,711	91,033	99,744	19,656		2002	[e]
Eastland Mall Charlotte, NC	45,292	5,357	47,860	109	5,357	47,969	53,326	4,328		2003	[e]
Eastland Mall Columbus, OH	24,000	12,570	17,794	399	12,637	18,126	30,763	404		2003	[e]
Grand Central Mall Parkersburg/Vienna, WV	49,276	3,960	41,136	31,050	3,961	72,185	76,146	20,957		1993	[e]
Great Mall of the Great Plains Olathe, KS	30,000	15,646	101,790	9,035	14,465	112,006	126,471	32,145	1999		[e]
Indian Mound Mall Newark/Heath, OH	(g)	892	19,497	11,830	773	31,446	32,219	14,341	1986		[e]
Jersey Gardens Mall Elizabeth, NJ	163,827	32,498	206,478	17,102	33,721	222,357	256,078	48,855	2000		[e]
Lloyd Center Mall Portland, OR	137,285	47,737	115,219	16,349	47,737	131,568	179,305	22,682		1998	[e]
The Mall at Fairfield Commons Beavercreek, OH	112,423	5,438	102,914	12,055	7,695	112,712	120,407	37,382	1993		[e]
The Mall at Johnson City Johnson City, TN	39,606	4,462	39,439	2,833	4,462	42,272	46,734	9,481		2000	[e]
Montgomery Mall Montgomery, AL	44,257	10,382	60,311	2,266	10,382	62,577	72,959	12,329		1998	[e]
Morgantown Mall Morgantown, WV	(h)	1,273	40,484	2,741	1,556	42,942	44,498	17,296	1990		[e]
New Towne Mall New Philadelphia, OH	(g)	1,190	23,475	6,923	1,248	30,340	31,588	12,744	1988		[e]
Northtown Mall Blaine, MN	(g)	13,264	40,988	10,059	13,381	50,930	64,311	9,369		1998	[e]
Northwest Mall Houston, TX	(f)	9,114	12,820	-	9,928	12,006	21,934	2,983		2002	[e]
Polaris Fashion Place Columbus, OH	146,631			205,938	38,687	167,251	205,938	18,499		2004	[e]
River Valley Mall Lancaster, OH	(g)	875	26,910	18,238	1,001	45,022	46,023	19,596	1987		[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2004
(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed

Southside Mall Oneonta, NY	$ 7,638	$ 1,194	$ 10,643	$ 2,980	$ 1,139	$ 13,678	$ 14,817	$ 4,024		1994	[e]
Supermall of Great NW Auburn, WA	61,107	1,058	104,612	-	7,177	98,493	105,670	27,402		2002	[e]
University Mall Tampa, FL	65,050	13,314	108,230	4,027	13,314	112,257	125,571	22,526		1997	[e]
Weberstown Mall Stockton, CA	19,383	3,237	23,479	7,962	3,298	31,380	34,678	9,381		1998	[e]
Westshore Plaza Tampa, FL	98,275	15,653	145,158	1,979	15,653	147,137	162,790	7,358		2003	[e]

COMMUNITY CENTERS

Ayden Plaza Ayden, NC		138	1,243	36	138	1,279	1,417	349		1994	[e]
Buckhannon Plaza Tennerton, WV		269	2,464	85	269	2,549	2,818	692		1994	[e]
Cumberland Crossing Jacksboro, TN		729	6,562	42	729	6,604	7,333	1,355		1996	[e]
East Pointe Plaza Columbia, SC	7,955	1,255	11,294	226	1,255	11,520	12,775	2,338		1996	[e]
Knox Village Square Mount Vernon, OH	8,968	865	8,479	359	869	8,834	9,703	2,811	1992		[e]
Lowe’s Marion, OH		626	2,454	1	626	2,455	3,081	704	1993		[e]
Middletown Plaza Middletown, OH		127	1,159	305	127	1,464	1,591	555		1972	[e]
Morgantown Commons Morgantown, WV	(h)	175	7,549	12,431	-	20,155	20,155	5,542	1991		[e]
Newberry Square Shopping Center Newberry, SC		594	5,355	63	594	5,418	6,012	1,388		1994	[e]
Ohio River Plaza Gallipolis, OH		502	6,373	203	461	6,617	7,078	2,472	1989		[e]
Pea Ridge Shopping Center Huntington, WV		687	6,160	644	687	6,804	7,491	1,913		1994	[e]
Polaris Town Center Columbus, OH	41,387			58,032	19,082	38,950	58,032	5,224		2004	[e]
Rhea County Shopping Center Dayton, TN		395	3,524	160	395	3,684	4,079	1,004		1994	[e]
Roane County Plaza Rockwood, TN		630	5,669	(5)	630	5,664	6,294	1,160		1996	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2004
(dollars in thousands)

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Life Upon Which Depreciation in Latest Statement of Operations is Computed

Scott Town Plaza Bloomsburg, PA	(i)	$ 188	$ 1,730	$ 304	$ 188	$ 2,034	$ 2,222	$ 633		1994	[e]
G&G Blaine Blaine, MN				3,437	343	3,094	3,437	137
Vincennes Vincennes, IN		208	1,875	186	208	2,061	2,269	552		1994	[e]

CORPORATE ASSETS

Glimcher Properties Limited Partnership		-	1,780	11,088		12,868	12,868	5,596			[e]
Lloyd Ice Rink OEC			-	58	-	58	58	25			[e]
University Mall Theater OEC		-	-	478	-	478	478	416			[e]

		$236,060	$1,534,841	$ 460,779	$304,363	$1,927,317	$2,231,680	$436,454

DEVELOPMENTS IN PROGRESS

Georgesville Square Columbus, OH				$ 713	$ 402	$ 311	$ 713
Trans State Development				2,851	-	2,851	2,851
Jersey Gardens Center Elizabeth , NJ		1,937	4,561	(1,129)	1,231	4,138	5,369
Meadowview Square Kent, OH				1,640	1,623	17	1,640
Other Developments		-	-	10,609	-	10,609	10,609	-

		1,937	4,561	14,684	3,256	17,926	21,182	-

Total		$ 237,997	$1,539,402	$ 475,463	$307,619	$1,945,243	$2,252,862	$436,454

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $2,365,944.

(c)	Reconciliation of Real Estate

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Balance at beginning of year	$2,092,202	$1,802,207	$1,838,166
Additions:
Improvements	32,684	29,507	59,376
Acquisitions	261,036	297,398	203,160
Deductions	(135,282)	(36,910)	(298,495)

Balance at close of year	$2,250,640	$2,092,202	$1,802,207

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2004	2003 (restated)	2002 (restated)
Balance at beginning of year	$394,870	$332,124	$288,485
Depreciation expense and other	95,463	73,107	91,910
Deductions	(54,512)	(10,361)	(48,271)

Balance at close of year	$435,821	$394,870	$332,124

(d)	See description of debt in Notes 3 and 4 of Notes to consolidated financial statements.

(e)	Depreciation is computed based upon the following estimated lives: Buildings and improvements-40 years; equipment and fixtures-five to ten years.

(f)	Properties cross-collateralize the following loan:
SAN Mall, L.P........................................................................................................................................... $33,985

(g)	Properties cross-collateralize the Credit Facility with a consortium of banks of up to $150,000.

(h)	Properties cross-collateralize the following loan: Morgantown Mall Associates Limited Partnership................................................................................... $54,227

(i)	Properties were held for sale at December 31, 2004.