Form 10-Q
period 2005-03-31
GLIMCHER REALTY TRUST
filed 2005-04-29
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

As of April 28, 2005, there were 35,795,691 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 25 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

ASSETS

	March 31, 2005	December 31, 2004
Investment in real estate:
Land	$304,337	$304,363
Buildings, improvements and equipment	1,927,526	1,927,317
Developments in progress	30,902	21,183

	2,262,765	2,252,863
Less accumulated depreciation	451,298	436,454

Property and equipment, net	1,811,467	1,816,409
Deferred costs, net	18,149	18,889

Investment in real estate, net	1,829,616	1,835,298

Cash and cash equivalents	5,051	8,446
Restricted cash	13,096	16,330
Tenant accounts receivable, net	49,450	51,873
Deferred expenses, net	8,752	9,449
Prepaid and other assets	27,367	25,628

Total assets	$1,933,332	$1,947,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,323,793	$1,328,604
Notes payable	82,600	74,000
Accounts payable and accrued expenses	51,988	53,892
Distributions payable	23,238	23,186

Total liabilities	1,481,619	1,479,682

Minority interest in operating partnership	22,051	23,520

Shareholders’ equity:
Series F cumulative preferred shares of beneficial interest, $0.01
par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G cumulative preferred shares of beneficial interest, $0.01
par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common shares of beneficial interest, $0.01 par value, 35,791,301 and 35,682,858 shares issued and outstanding as of March 31,
2005 and December 31, 2004, respectively	358	357
Additional paid-in capital	536,494	534,286
Unvested restricted shares	(597)	-
Distributions in excess of accumulated earnings	(316,558)	(300,786)
Accumulated other comprehensive loss	(35)	(35)

	429,662	443,822

	$1,933,332	$1,947,024

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Minimum rents	$54,017	$53,025
Percentage rents	1,046	1,440
Tenant reimbursements	24,885	25,185
Other	4,879	5,177

Total revenues	84,827	84,827

Expenses:
Property operating expenses	18,677	20,477
Real estate taxes	9,979	8,627

	28,656	29,104
Provision for doubtful accounts	1,449	1,346
Other operating expenses	1,846	2,271
Depreciation and amortization	18,824	19,763
General and administrative	6,299	2,809

Total expenses	57,074	55,293

Operating income	27,753	29,534

Interest income	66	60
Interest expense	21,828	24,023
Equity in income of unconsolidated entities, net	-	3

Income before minority interest in operating partnership and discontinued
operations	5,991	5,574
Minority interest in operating partnership	136	54

Income from continuing operations	5,855	5,520
Discontinued operations:
(Loss) gain on sale of properties	(30)	3,071
(Loss) income from operations	(29)	1,486

Net income	5,796	10,077
Less: Preferred stock distributions	4,359	4,439
Less: Issuance costs related to preferred stock redemption	-	4,878

Net income available to common shareholders	$1,437	$760

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$0.00	$0.12
Net income	$0.04	$0.02

Diluted:
Continuing operations	$0.04	$(0.10)
Discontinued operations	$0.00	$0.12
Net income	$0.04	$0.02

Weighted average common shares outstanding	35,713	35,130
Weighted average common shares and common share equivalent outstanding	39,703	39,300

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$5,796	$10,077
Other comprehensive income on derivative instruments, net	-	735

Comprehensive income	$5,796	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,796	$10,077
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for doubtful accounts	1,449	1,632
Depreciation and amortization	18,824	21,024
Loan fee amortization	642	1,010
Income of unconsolidated entities, net	-	(3)
Capitalized development costs charged to expense	149	127
Minority interest in operating partnership	136	54
Loss (gain) on sales of property - discontinued operations	30	(3,071)
Gain on sales of outparcels	(386)	(47)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	974	438
Prepaid and other assets	(1,739)	686
Accounts payable and accrued expenses	(2,380)	(8,704)

Net cash provided by operating activities	23,495	23,223

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(12,182)	(44,910)
Proceeds from sale of outparcels	450	435
Proceeds from sales of properties - discontinued operations	-	8,275
Withdrawals from restricted cash	3,234	4,068
Additions to deferred expenses	(592)	(1,031)

Net cash used in investing activities	(9,090)	(33,163)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	8,600	2,000
Proceeds from issuance of mortgage notes payable	-	36,500
Loss on extinguishment of debt	-	170
Proceeds from the issuance of Series G Preferred Shares, net of
underwriting costs of $4,725	-	145,275
Redemption of Preferred Series B Shares	-	(127,950)
Principal payments on mortgage notes payable	(4,704)	(24,873)
Dividend reinvestment and Share Purchase Plan and other	1,490	5,971
Cash distributions	(23,186)	(24,431)

Net cash (used in) provided by financing activities	(17,800)	12,662

Net change in cash and cash equivalents	(3,395)	2,722

Cash and cash equivalents, at beginning of period	8,446	11,040

Cash and cash equivalents, at end of period	$5,051	$13,762

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

          Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At March 31, 2005, the Company owned and operated a total of 41 Properties consisting of 25 Malls and 16 Community Centers. The “Company” refers to Glimcher Realty Trust, Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

          The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of March 31, 2005, GRT was a limited partner in GPLP with a 90.6% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

          The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

          The December 31, 2004 balance sheet data was derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004.

2.	Summary of Significant Accounting Policies

Revenue Recognition

          Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $26,353 and $25,643 at March 31, 2005 and December 31, 2004, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of temporary tenant revenues, which are recognized as earned; and the proceeds from sales of development land, which are generally recognized at the closing date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Tenant Accounts Receivable

          The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collection and the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Tenant accounts receivable in the accompanying balance sheets are stated net of the allowance for doubtful accounts of $7,585 and $8,545 at March 31, 2005 and December 31, 2004, respectively.

Investment in Real Estate

          Real estate assets, including acquired assets, are stated at cost. Costs incurred for the development, construction and improvement of Properties are capitalized, including direct costs incurred by the Company for these activities. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets.

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

          The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected future cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and to determine estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. As of March 31, 2005, management believes that no impairments exist.

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

          On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has sufficient funds at risk to ensure performance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended March 31,
	2005	2004
Net income available to common shareholders:
As reported	$1,437	$760
Pro forma	$1,433	$750

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003	$187	$57
Included in Pro forma for awards before January 1, 2003	$4	$10

Earnings per share (basic):
As reported	$0.04	$0.02
Pro forma	$0.04	$0.02

Earnings per share (diluted):
As reported	$0.04	$0.02
Pro forma	$0.04	$0.02

Supplemental Disclosure of Non-Cash Financing and Investing Activities

          As a result of the Company’s acquisitions of joint venture interests not previously owned, the Company had non-cash debt assumptions and issued OP Units. The debt assumed was $193,190 for the three months ending March 31, 2004. In January 2004, the Company issued 594,342 new OP Units with an approximate value of $13,564 in connection with the acquisition of Polaris Fashion Place. Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $620 and $537 as of March 31, 2005 and December 31, 2004, respectively.

          Share distributions of $17,209 and $17,157 and Operating Partnership distributions of $1,670 and $1,670 had been declared but not paid as of March 31, 2005 and December 31, 2004, respectively. Series F Cumulative Preferred Share distributions of $1,313 and $1,313 had been declared but not paid as of March 31, 2005 and December 31, 2004, respectively. Series G Cumulative Preferred Share distributions of $3,046 and $3,046 had been declared but not paid as of March 31, 2005 and December 31, 2004, respectively.

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

Early Extinguishment of Debt

          The Company reflects costs associated with early extinguishment of debt in interest expense in the consolidated statement of operations. Costs associated with early extinguishment of debt, which are reflected in interest expense are $0 and $170 for the three months ended March 31, 2005 and March 31, 2004, respectively.

New Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for awards issued after June 15, 2005. Since the Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, the Company does not expect its financial statements will be materially impacted by SFAS No. 123(R).

Reclassifications

          Certain reclassifications of prior period amounts, including the presentation of the statement of operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2004 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Mortgage Notes Payable as of March 31, 2005 and December 31, 2004 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms/ Prepayment Date	Payment at Maturity	Maturity Date

	2005	2004	2005	2004
Fixed Rate:
Montgomery Mall Associates, LP	$44,075	$44,257	6.79%	6.79%		(a)	$43,843	(d)
Weberstown Mall, LLC	19,315	19,383	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	33,863	33,985	8.35%	8.35%		(a)	$32,615	(e)
Colonial Park Mall, LP	33,332	33,459	7.73%	7.73%		(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,941	8,968	7.41%	7.41%		(a)	$8,624	Feb. 11, 2008
Charlotte Eastland Mall, LLC	45,102	45,292	7.84%	7.84%		(a)	$42,302	(f)
Morgantown Mall Associates, LP	54,008	54,227	6.89%	6.89%		(a)	$50,823	(f)
Grand Central, LP	49,093	49,276	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,499	39,606	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	41,270	41,387	8.20%	8.20%		(a)	$38,543	(g)
Ashland Venture, LLC	25,651	25,770	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,280	57,481	8.27%	8.27%		(a)	$49,864	(h)
Glimcher WestShore, LLC	97,897	98,275	5.09%	5.09%		(a)	$84,824	Sep. 9, 2012
University Mall, LP	64,741	65,050	7.09%	7.09%		(a)	$52,524	(i)
PFP Columbus, LLC	146,068	146,631	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	136,780	137,285	5.42%	5.42%		(a)	$116,922	(j)
JG Elizabeth, LLC	163,197	163,827	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	112,022	112,423	5.45%	5.45%		(a)	$92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	60,905	61,107	7.54%	7.54%		(a)	$49,969	(k)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	Nov. 1, 2028

	1,252,039	1,256,689

Variable Rate/Bridge:
GM Olathe, LLC	30,000	30,000	4.81%	4.40%	(l)	(b)	$30,000	June 9, 2006
EM Columbus, LLC	24,000	24,000	4.85%	4.42%	(m)	(b)	$24,000	Jan. 1, 2007
Other Variable Rate Debt	15,538	15,593	(n)	(n)		(a)(b)	$15,463	(o)

	69,538	69,593

Other:
Fair value adjustment -
Polaris Center, LLC	2,216	2,322

Total Mortgage Notes Payable	$1,323,793	$1,328,604

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures in August 2028, with an optional prepayment date on August 1, 2005.
(e)	The loan matures in October 2027, with an optional prepayment date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment date on June 10, 2010.
(h)	The loan matures in July 2027, with an optional prepayment date on July 11 2012.
(i)	The loan matures in January 2028, with an optional prepayment date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment date on February 11, 2015.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 200 basis points.
(n)	Interest rates ranging from LIBOR plus 195 to 250 basis points (4.75% to 5.19% at March 31, 2005 and 4.34% to 4.78% at December 31, 2004).
(o)	Final maturity dates ranging from August 2005 to May 2006.

          All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,643,910 and $1,654,690 at March 31, 2005 and December 31, 2004, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrower SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $54,536 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Notes Payable

          The Company’s credit facility provides it with the ability to borrow up to $150,000. This credit facility expires October 16, 2006 and is collateralized with first mortgage liens on four Malls. The interest rate on the credit facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70% per annum depending on the ratio of debt to asset value. The credit facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio, which limits the Company’s outstanding debt to 65% of a computed total asset value. Management believes they are in compliance at March 31, 2005.

          At March 31, 2005 and December 31, 2004, the outstanding balance on the credit facility was $82,600 and $74,000, respectively. Additionally, $4,700 and $4,600 represents a holdback on the available balance of the credit facility for letters of credit issued under the credit facility at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, the unused balance of the credit facility available to the Company was $62,700 and $71,400, respectively. The interest rate on the credit facility was 4.37% and 4.10% at March 31, 2005 and December 31, 2004, respectively.

5.	Restricted Stock

          Pursuant to GRT’s 2004 Incentive Compensation Plan, 25,000 shares of restricted common stock were granted in March 2005. These shares vest in one-third installments on the anniversary date of the agreement over a three-year period. As this restricted stock represents an incentive for future periods, we are recognizing the related compensation expense ratably over the applicable vesting periods.

6.	Preferred Shares

          GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate 100,000,000 shares of GRT, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

          On November 17, 1997, GRT completed a $120,000 public offering of 4,800,000 shares of 9.25% Series B Cumulative Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”). On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the Series B Preferred Shares are payable quarterly in arrears. On February 27, 2004, GRT redeemed the 5,118,000 Series B Preferred Shares. Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the distributions accrued and unpaid. The total amount used to redeem the shares, including accrued dividends, was $129,824. GRT recorded a reduction to net earnings available to common shareholders of $4,878 as required under Emerging Issues Task Force Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” This charge represents costs that were incurred and recorded in “Additional Paid In Capital” at the time of the initial issuance of the Series B Preferred Shares in 1997.

          On February 23, 2004, GRT completed a $150,000 public offering of 6,000,000 shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series G Preferred Shares”). Aggregate net proceeds of the offering were $145,300. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16,900 of the Company’s credit facility, which was drawn upon to pay off $17,000 of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

7.	Commitments and Contingencies

          At March 31, 2005, there were 3.5 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2005 is $84,200 based upon a per unit value of $24.23 at March 31, 2005, (based upon a five-day average of the Common Stock price from March 23, 2005 to March 30, 2005).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          The Company has reserved $885 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

          During the fourth quarter of 2004, GRT received a subpoena for documents from the Securities and Exchange Commission (“SEC”) in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by GRT in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by GRT in its Form 10-K filed on March 12, 2004). The Company is cooperating fully with the investigation.

          During the first quarter of 2005, the Company also received a subpoena for documents from the SEC that primarily seeks documents concerning the restatement of the Company’s financial statements for the years ended 2001 through 2003 (which restatement was reported by the Company in a Form 8-K filed on February 22, 2005). The Company is cooperating fully with the investigation.

8.	Earnings Per Share (shares in thousands)

          The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income from continuing operations	$5,855			$5,520
Less: Preferred stock dividends	(4,359)			(4,439)
Less: Preferred stock redemption				(4,878)
Add: Minority interest adjustments (1)	(5)			419

Income from continuing operations	$1,491	35,713	$0.04	$(3,378)	35,130	$(0.10)

Discontinued operations	(59)			4,557
Less: Minority interest adjustments (1)	5			(419)

Discontinued operations	$(54)	35,713	$(0.00)	$4,138	35,130	$0.12

Diluted EPS
Income from continuing operations	$5,855	35,713		$5,520	35,130
Less: Preferred stock dividends	(4,359)			(4,439)
Less: Preferred stock redemption				(4,878)
Add: Minority interest adjustments	136			54
Operating Partnership Units		3,474			3,537
Options		516			633

Income from continuing operations	$1,632	39,703	$0.04	$(3,743)	39,300	$(0.10)

Discontinued operations	$(59)		$(0.00)	$4,557		$0.12

(1)	The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

          Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 409 and 429 for the three months ended March 31, 2005, and 2004, respectively.

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

          Selected information about reportable segments of the Company is summarized in the table below:

	For the Three Months Ended March 31, 2005
	Malls	Community Centers	Corporate	Total
Total revenues	$80,337	$3,884	$606	$84,827
Total operating expenses	48,777	2,279	6,018	57,074

Operating income (loss)	$31,560	$1,605	$(5,412)	$27,753

Net property and equipment	$1,685,236	$125,431	$800	$1,811,467

Total assets	$1,779,096	$139,764	$14,472	$1,933,332

	For the Three Months Ended March 31, 2004
	Malls	Community Centers	Corporate	Total
Total revenues	$80,191	$4,622	$14	$84,827
Total operating expenses	49,552	2,669	3,072	55,293

Operating income (loss)	$30,639	$1,953	$(3,058)	$29,534

Net property and equipment	$1,722,535	$201,031	$5,847	$1,929,413

Total assets	$1,811,303	$234,712	$18,578	$2,064,593

10.	Derivatives and Hedging Activities

          The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the three months ended March 31, 2005, the fair value of the interest rate cap did not change, resulting in no reclassification to earnings for interest rate cap amortization during the period. During the three months ended March 31, 2004, the Company recognized additional other comprehensive income of $735 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2004, net of $894 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $54 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

          The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2005. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Cap – Cash Flow	$30,000	6.00%	June 15, 2006	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

          On March 31, 2005, the derivative instruments were reported at their fair value of $1 in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $11 is expected to be reclassified in 2005. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the three months ended March 31, 2005.

          To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

11.	Acquisitions

          On January 5, 2004, the Company acquired from the joint venture partners the remaining 60.7% interest in Polaris Mall, LLC, the owner of Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio, for approximately $46,500, consisting of approximately $32,900 in cash and the balance by the issuance of 594,342 OP Units. The OP Units were valued at approximately $13,600 based upon a five-day average of the stock price from December 26, 2003 to January 2, 2004. At the acquisition date, Polaris Fashion Place was subject to an approximately $148,700 mortgage which matures in 2013, bears interest at a fixed rate of 5.24% per annum and is being repaid based on a 30-year principal amortization schedule.

          On January 5, 2004, the Company acquired from the joint venture partner the remaining 50% interest in Polaris Center, LLC, owner of the Polaris Towne Center, an approximately 443,165 square foot community center located in Columbus, Ohio, for approximately $10,000, which was paid for in all cash. At the acquisition date, the Polaris Towne Center was subject to an approximately $41,800 mortgage which matures in 2010, bears interest at a fixed rate of 8.20% per annum and is being repaid based on a 30-year principal amortization schedule. The fair value of this mortgage at the acquisition date was $47,300. Accordingly, 50% of the mortgage acquired was adjusted to fair value. The result was a $2,800 fair value adjustment which is amortized to interest expense over the life of the loan.

          Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.1 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $122 and $163 for the three months ended March 31, 2005 and 2004, respectively. The net book value of the above-market leases is $6,466 and $6,742 as of March 31, 2005 and December 31, 2004, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $15,176 and $15,655 as of March 31, 2005 and December 31, 2004, respectively and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,745 and $3,827 as of March 31, 2005 and December 31, 2004, respectively and is included in prepaid and other assets on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

          This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, the failure to sell properties as anticipated, significant costs related to environmental issues may be incurred, as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

          GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls” or “Mall Properties”) and community shopping centers (“Community Centers”). As of March 31, 2005, we owned interests in and managed 41 properties, consisting of 25 Mall Properties and 16 Community Centers (including one single tenant retail property) located in 18 states. The Properties contain an aggregate of approximately 24.3 million square feet of gross leasable area (“GLA”) of which approximately 87.3% was occupied at March 31, 2005.

          Our primary business objective is to achieve growth in net income and funds from operations (“FFO”) by developing and acquiring retail properties, by improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

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

          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred during the fiscal quarter ended March 31, 2005.

Funds from Operations (“FFO”)

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

          FFO, as defined by the National Association of Real Estate Investment Trusts (‘NAREIT”) is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

          The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net income available to common shareholders	$1,437	$760
Add back (less):
Real estate depreciation and amortization	18,306	20,428
Share of joint venture real estate depreciation and amortization	-	39
Minority interest in operating partnership	136	54
Discontinued operations: Loss (gain) on sales of properties	30	(3,071)

Funds from operations	$19,909	$18,210

          FFO increased 9.3% or $1.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Contributing to this improvement in FFO was lower overall interest expense of approximately $2.2 million. This decrease in interest expense was driven primarily by lower outstanding borrowings from the sale of Community Centers for the three months ended March 31, 2005 as compared with the same period ending March 31, 2004. Also in 2004, we incurred a $4.9 million charge associated with the original issuance costs of the Series B Preferred Shares that were redeemed during the first quarter of 2004. Offsetting these increases to FFO was a $1.5 million reduction in net operating income previously generated from the 29 Community Centers sold during 2004. Also, general and administrative costs increased by $3.5 million. This increase is related to a $2 million charge for an employment and consulting agreement between GRT, GPLP and the Company’s Chairman of the Board (the “Employment Agreement”), and increased expenditures related to corporate governance initiatives.

Results of Operations - Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

          Total revenues essentially were unchanged for the three months ended March 31, 2005 compared to the same period last year. Higher termination income of $628,000 was offset by a decline in comparable center revenues of $858,000 in the Mall and Community Center portfolio.

Minimum rents

          Minimum rents increased 1.9% or $992,000, for the three months ended March 31, 2005. The increase is due primarily to increases in lease termination income in the first quarter of 2005 as compared to first quarter of 2004. During the first quarter of 2005, the Company recognized approximately $795,000 of income as a result of the termination of certain leases as compared to $167,000 of recognized lease termination income in the first quarter of 2004. Malls had higher minimum rents of $363,000.

Other revenues

          The $298,000 decrease in other revenues is primarily due to reductions in licensing agreement revenue related to successful efforts in moving short-term specialty tenants into long-term relationships, resulting in an increase to minimum rents, and a $90,000 decrease in theatre revenue at University Mall.

Tenant reimbursements

          Tenant reimbursements reflect a decrease of 1.2%, or $300,000, for the three months ended March 31, 2005. The decrease at the Malls is primarily due to lower recoverable expenses in the first quarter of 2005 as compared to 2004.

Expenses

          Total expenses increased 3.2%, or $1.8 million, for the three months ended March 31, 2005. Real estate taxes and property operating expenses decreased $448,000, the provision for doubtful accounts increased $103,000, other operating expenses decreased $425,000, depreciation and amortization decreased $939,000, and general and administrative expenses increased $3.5 million.

Real estate taxes and property operating expenses

          Real estate taxes and property operating expenses decreased 1.5%, or $448,000, for the three months ended March 31, 2005. Real estate tax expenses increased by $1.4 million, a 15.7% increase. This was primarily due to an increase in assessed value of some properties. The property operating expense decreased by $1.8 million. This reduction relates to a $1.2 million savings primarily from bringing housekeeping and security services in house.

Provision for doubtful accounts

          The provision for doubtful accounts was $1.4 million for the three months ended March 31, 2005 and $1.3 million for the corresponding period in 2004. There were no unusual charges in either period reported.

Other operating expenses

          Other operating expenses were $1.8 million for the three months ended March 31, 2005 compared to $2.3 million for the corresponding period in 2004. Lower operating expenses at the ice rink at the Lloyd Center and theater at University Mall in addition to reduced landlord related expenses contributed to the decline.

Depreciation and Amortization

          The $939,000 decrease in depreciation and amortization for the three months ended March 31, 2005, is a result of similar timing of capital investments at a number of Properties that are now fully depreciated.

General and Administrative

          General and administrative expense was $6.3 million and represented 7.4% of total revenues for the three months ended March 31, 2005 compared to $2.8 million and 3.3% of total revenues for the corresponding period in 2004. The increase is due to a $2.0 million charge relating to the Employment Agreement, higher professional service fees associated with corporate governance initiatives and increases in state and local tax expenses.

Interest expense/capitalized interest

          Interest expense decreased 9.1%, or $2.2 million for the three months ended March 31, 2005. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended March 31,

	2005	2004	Inc. (Dec.)

Average loan balance	$1,410,038	$1,487,485	$(77,447)
Average rate	6.10%	6.09%	0.01%

Total interest	$21,503	$22,647	$(1,144)
Amortization of loan fees	642	1,164	(522)
Capitalized interest and other	(317)	212	(529)

Interest expense	$21,828	$24,023	$(2,195)

Discontinued Operations

          On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. During the first three months of 2005, the Company recognized an additional net loss associated with Community Centers sold in 2004 of $30,000. Total revenues for discontinued operations were $(5,000) and $4.2 million for the three months ended March 31, 2005 and 2004, respectively. The negative revenue in the first quarter of 2005 relates to tenant billing adjustments. For segment reporting purposes, revenues and expenses would have been reported as part of Community Centers.

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

          At March 31, 2005, the Company’s total-debt-to-total-market capitalization was 55.2%, compared to 52.0% per annum at December 31, 2004 and 54.3% at March 31, 2004. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

          The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price).

	March 31, 2005	March 31, 2004
Stock Price (end of period)	$23.70	$27.10
Market Capitalization Ratio:
Common Shares outstanding	35,791	35,389
OP Units outstanding	3,474	3,563

Total Common Shares and units outstanding at end of period	39,265	38,952

Market capitalization - Common Shares outstanding	$848,247	$959,042
Market capitalization - OP Units outstanding	82,334	96,557
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,406,393	1,501,768

Total market capitalization	$2,546,974	$2,767,367

Total debt / total market capitalization	55.2%	54.3%

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

Cash Activity

          Net cash provided by operating activities was $23.5 million for the quarter ended March 31, 2005. This amount represents a $272,000 increase as compared to the same period last year.

          Net cash used by investing activities was $9.1 million for the quarter ended March 31, 2005 as compared to $33.2 million used for the quarter ended March 31, 2004. During 2005, we spent $12.2 million towards our investment in real estate. Of this amount, $5.6 million was spent on constructing additional GLA, primarily at Eastland Mall, Ohio and the Mall at Fairfield Commons. Approximately $3.0 million was spent on redevelopment activities, primarily at Montgomery Mall and Northtown Mall. We also spent $2.6 million on tenant improvements and allowances to re-tenant existing space. The remaining amounts were spent on operational capital expenditures. For the quarter ending March 31, 2004, we spent $44.9 million towards our investment in real estate. Of this amount, $42.9 million represented the cash paid for the acquisition of the remaining joint venture interests of Polaris Fashion Place and Polaris Towne Center. Also in the first quarter of 2004, we received $8.7 million from the sale of three Community Centers and one outparcel. These proceeds were used to pay down our outstanding variable rate debt.

          Net cash used in financing activities was $17.8 million for the quarter ended March 31, 2005 as compared to $12.7 million provided by financing activities for the quarter ended March 31, 2004. During the first quarter of 2005, we paid $23.2 million in distributions. During 2004, we issued $150 million of the Series G Preferred Shares, in which net proceeds totaled $145.3 million. This was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We also received $36.5 million from the issuance of mortgage notes payable, which were used to fund the Polaris Fashion Place acquisition. Cash used to repay mortgage notes payable was $24.9 million. This amount consisted of the $17.0 million payment on the Great Mall of the Great Plains mezzanine loan as well as additional principal payments required under our fixed rate debt mortgages.

Financing Activity

          Total debt increased by $3.8 million during the first three months of 2005. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2004	$1,328,604	$74,000	$1,402,604
Debt amortization payments in 2005	(4,704)		(4,704)
Amortization of fair value adjustment	(107)		(107)
Net borrowings, line of credit		8,600	8,600

March 31, 2005	$1,323,793	$82,600	$1,406,393

          During the first three months of 2005, we incurred net additional borrowings under our credit facility and made recurring principal amortization payments on our fixed rate debt.

          At March 31, 2005, our credit facility was collateralized with first mortgage liens on four Properties having a net book value of $117.6 million and our mortgage notes payable were collateralized with first mortgage liens on 25 Properties having a net book value of $1,643.9 million. We also owned 12 unencumbered Properties and other corporate assets having a net book value of $49.9 million at that date.

          Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $198.6 million and represent one Community Center and seven Malls. Properties under such cross default provisions relate to i) our credit facility representing four Properties with a net book value of $117.6 million, ii) the Morgantown Mall Associates, LP loan representing two Properties with a net book value of $41.9 million, and iii) the SAN Mall, LP loan representing two Properties with a net book value of $39.1 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

          Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

          At March 31, 2005, we had the following obligations relating to dividend distributions. In the first quarter of 2005, the Company declared distributions of $0.4808 per common share, to be paid in the second quarter of 2005. The Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation included in the table for the Series F Preferred Shares and Series G Preferred Shares is $19.2 million and $50.5 million, respectively.

          Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at March 31, 2005 was $5.8 million.

          At March 31, 2005, there were 3.5 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2005 is $84.2 million based upon a per unit value of $24.23 at March 31, 2005, (based upon a five-day average of the Common Stock price from March 23, 2005 to March 30, 2005).

          At March 31, 2005, we had executed leases committing to $16.8 million in tenant allowances. The leases will generate gross rents which approximate $64.5 million over the original lease term.

          Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments as well as a contract to purchase various land parcels for a development project. These obligations total $9.8 million at March 31, 2005.

Commercial Commitments

          The credit facility terms are discussed in Note 4 to the consolidated financial statements.

          The standby letters of credits are for utility deposits ($150,000), a mortgage guarantee for the Mall at Fairfield Commons (“MFC”) ($4.0 million) and certain tenant and capital improvements ($557,000). These letters of credit will be released upon completion of specific requirements for certain tenants. We expect the tenants to meet the requirements and do not anticipate any payment to be required on these letters of credit.

Off-Balance Sheet Commitments:

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

          We plan to invest approximately $60 million in redevelopment activity in 2005. These projects focus primarily on eight Mall Properties. We plan to invest a total of $18 million in property capital expenditures for both operational needs and tenant improvements. In the first quarter of 2005, we spent $8.6 million for redevelopment activities, $2.6 million for tenant improvements and $600,000 for operational needs.

Expansions and Renovations

          We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

          We have plans to add lifestyle retail components to both Dayton Mall and MFC, our two Dayton, Ohio Malls, further enhancing the strong market share already enjoyed by these properties. The Dayton Mall project will include façade renovation and adding 97,000 square feet in an open-air center. The MFC project will add 35,000 square feet of outward-facing retail and a 10,000 square foot freestanding retail village. In addition, approximately 84,000 of GLA was added to MFC for a new anchor store. This new anchor space was constructed for a sporting goods retailer, Dick’s Sporting Goods, with a grand opening scheduled in June 2005.

          Eastland Mall in Columbus, Ohio was acquired in December 2003 with redevelopment plans existing at the time of the acquisition. The expansion at this Mall includes the addition of a 120,000 square foot Kaufmann’s anchor store, approximately 30,000 square feet of outward facing retail, interior renovations (including a children’s soft play area) and new in-line tenants. We have installed additional amenities, including a state-of-the-art security system, comfortable seating and carpeted areas that will enhance the shopping experience. The new Kaufmann’s store is scheduled to open in the fourth quarter of this year.

          The Polaris Fashion Place redevelopment project centers around the acquisition of the Lord & Taylor space. We anticipate completing the purchase in the near future and we plan to re-tenant the space to a single new anchor tenant. Additionally, leasing on the planned multi-tenant building is nearly complete.

          Redevelopment of space at the Lloyd Center, a regional Mall in Portland, Oregon, began in 2003. The project encompasses ground owned by us adjacent to the Mall and includes the addition of new retailing concepts for the center, including the addition of restaurants and additional banking services.

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

          Redevelopment work is underway at Montgomery Mall in Montgomery, Alabama related to anchor and mall store re-tenanting. We have executed a lease with Steve & Barry’s for the anchor space previously occupied by Dillard’s, with an expected opening of the new store in the second quarter of 2005. In addition, JC Penney left their space on March 5, 2005 and we are evaluating potential replacement tenants for this space.

Developments

          One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

          On April 7, 2005, we closed on the purchase of two parcels of land located in Mason, Ohio, consisting of approximately 78.2 acres for a purchase price of $7.8 million. This land was purchased in connection with the development of a department store anchored retail project to serve the Cincinnati, Ohio market (the “City Park development”). Additionally, in connection with the City Park development, we currently have an option to purchase an undivided one-half (1/2) interest in a parcel of land consisting of approximately 65.8 acres located in Mason, Ohio.

Portfolio Data

          The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended March 31, 2005. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended March 31, 2005.

	Mall Properties		Community Centers
Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$155	(2.9)%	$135	(32.6)%
Stores (1)	$331	1.6%	$244	2.7%
Total	$236	(0.2)%	$155	(25.6)%

(1)	Sales PSF for Mall Stores exclude outparcel sales.

          As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for the 12 months ended March 31, 2005 were $331 per square foot, a 5.8% improvement from the $313 per square foot reported for the 12 months ended March 31, 2004. Comparable stores sales, which include only those stores open for the 12 months ended March 31, 2005 and the same period of 2004, were also positive. Comparable store sales increased 1.6% for in-line stores. The decline in Community Center anchors relate to anchors which closed during 2004 that resulted in lower annual sales.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04
Mall Anchors	91.3%	93.7%	94.5%	94.9%	95.0%
Mall Stores	87.6%	88.5%	85.8%	86.4%	87.7%
Total Mall Portfolio	90.0%	91.8%	91.4%	91.8%	92.4%
Community Center Anchors	63.8%	67.9%	66.2%	79.4%	79.4%
Community Center Stores	65.3%	66.6%	69.1%	74.3%	74.7%
Total Community Center Portfolio	64.2%	67.6%	66.9%	78.1%	78.2%
Comparable Community Center Portfolio	64.2%				72.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

          Mall store occupancy decreased to 87.6% at March 31, 2005 from 88.5% at December 31, 2004 primarily due to the seasonal impact following the holiday shopping season. The occupancy is consistent with the levels for the same period in 2004. Mall anchor occupancy declined to 91.3% from 93.7% at December 31, 2004. These available anchor stores have approximately 375,000 square feet of signed anchor leases that are will open in 2005 that should bring the anchor occupancy in line with the 2004 occupancy rates.

Community Centers

          Community Center occupancy declined from December 31, 2004 to March 31, 2005 related primarily to a new anchor vacancy of 77,000 square feet at Middletown Plaza in Middletown, Ohio.

New Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for awards issued after June 15, 2005. Since we previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, we do not expect our financial statements will be materially impacted by SFAS No. 123(R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2005 and December 31, 2004 approximately 89.2% and 89.7%, respectively, of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 7.0 years and 6.9 years, respectively, and weighted-average interest rates of approximately 6.41% for both periods. The remainder of our debt at March 31, 2005 and December 31, 2004, bore interest at variable rates with weighted-average interest rates of approximately 4.67% and 4.34%, respectively.

          At March 31, 2005 and December 31, 2004, the fair value of our debt (excluding our credit facility) was $1,328.9 million and $1,353.6 million, respectively, compared to its carrying amounts of $1,323.8 million and $1,328.6 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2005 and 2004, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $380,000 and $464,000, respectively for the quarter. Also, the fair value of debt would decrease by approximately $41.1 million and $43.3 million, at March 31, 2005 and December 31, 2004. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $380,000 and $464,000, for the quarter ended March 31, 2005 and 2004, respectively, and increase the fair value of debt by approximately $43.9 million and $46.3 million, at March 31, 2005 and December 31, 2004. We have entered into certain cap agreements which impact this analysis at certain LIBOR rate levels (see Notes 3 and 10 to the consolidated financial statements).

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

During the fourth quarter of 2004, GRT received a subpoena for documents from the SEC in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by GRT in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by GRT in its Form 10-K filed on March 12, 2004). The Company is cooperating fully with the investigation.

During the first quarter of 2005, the Company also received a subpoena for documents from the SEC that primarily seeks documents concerning the restatement of the Company’s financial statements for the years ended 2001 through 2003 (which restatement was reported by the Company in a Form 8-K filed on February 22, 2005). The Company is cooperating fully with the investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

Marshall A. Loeb, the Company’s recently appointed Executive Vice President and Chief Operating Officer, will receive compensation pursuant to a letter agreement, dated April 26, 2005, between Mr. Loeb and the Company which includes: (a) an annual salary of $350,000; (b) options to acquire 25,000 shares of the Company’s Common Stock to be issued on or about the date that Mr. Loeb commences his employment with the Company; and (c) 8,333 shares of the Company’s restricted Common Stock which will vest 36 months after their issuance and will be issued on or about the date that Mr. Loeb commences his employment with the Company. Mr. Loeb shall be eligible to participate in the Company’s Senior Executive and Management Bonus Programs.

ITEM 6.	EXHIBITS

10.104	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan.

10.105	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Michael P. Glimcher
Michael P. Glimcher, Chief Executive Officer, President and Trustee (Principal Executive Officer)

By:	/s/ Mark E. Yale
Mark E. Yale, Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: April 29, 2005