Form 10-Q
period 2005-06-30
GLIMCHER REALTY TRUST
filed 2005-08-02
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No__

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X   No__

As of July 29, 2005, there were 36,205,725 Common Shares of Beneficial Interest (“Common Shares”) outstanding, par value $0.01 per share.

1 of 31 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	June 30, 2005	December 31, 2004
Investment in real estate:
Land	$302,864	$304,363
Buildings, improvements and equipment	1,922,291	1,927,317
Developments in progress	32,211	21,183
	2,257,366	2,252,863
Less accumulated depreciation	456,662	436,454
Property and equipment, net	1,800,704	1,816,409
Deferred costs, net	18,440	18,889
Assets held for sale	11,334	-
Investment in real estate, net	1,830,478	1,835,298

Cash and cash equivalents	8,330	8,446
Restricted cash	15,496	16,330
Tenant accounts receivable, net	47,042	51,873
Deferred expenses, net	8,048	9,449
Prepaid and other assets	27,864	25,628
Total assets	$1,937,258	$1,947,024

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable	$1,319,338	$1,328,604
Notes payable	109,200	74,000
Accounts payable and accrued expenses	50,437	53,892
Distributions payable	23,328	23,186
Total liabilities	1,502,303	1,479,682

Minority interest in operating partnership	20,458	23,520

Shareholders' equity:
Series F cumulative preferred shares of beneficial interest, $0.01par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G cumulative preferred shares of beneficial interest, $0.01par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common shares of beneficial interest, $0.01 par value, 35,979,999 and 35,682,858 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	360	357
Additional paid-in capital	540,257	534,286
Unvested restricted shares	(1,173)	-
Distributions in excess of accumulated earnings	(334,912)	(300,786)
Accumulated other comprehensive loss	(35)	(35)

	414,497	443,822
	$1,937,258	$1,947,024

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2005	2004
Revenues:
Minimum rents	$51,901	$52,557
Percentage rents	1,751	1,191
Tenant reimbursements	25,464	25,017
Other	5,538	6,596
Total revenues	84,654	85,361
Expenses:
Property operating expenses	18,204	19,412
Real estate taxes	9,779	9,723
	27,983	29,135
Provision for doubtful accounts	887	1,692
Other operating expenses	3,032	2,945
Depreciation and amortization	20,888	18,330
General and administrative	5,661	3,688
Total expenses	58,451	55,790

Operating income	26,203	29,571

Interest income	71	89
Interest expense	22,152	24,855
Income before minority interest in operating partnership and discontinued operations	4,122	4,805
Minority interest in operating partnership	(95)	251
Income from continuing operations	4,217	4,554
Discontinued operations:
Impairment loss	(1,375)	-
Income from operations	437	2,358
Net income	3,279	6,912
Less: Preferred stock distributions	4,359	4,359
Net (loss) income available to common shareholders	$(1,080)	$2,553

Earnings Per Common Share ("EPS"):
Basic:
Continuing operations	$(0.01)	$0.01
Discontinued operations	$(0.02)	$0.06
Net income	$(0.03)	$0.07

Diluted:
Continuing operations	$(0.01)	$0.01
Discontinued operations	$(0.02)	$0.06
Net income	$(0.03)	$0.07

Weighted average common shares outstanding	35,837	35,501
Weighted average common shares and common share equivalent outstanding	39,830	39,405

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$3,279	$6,912
Other comprehensive income on derivative instruments, net	-	470
Comprehensive income	$3,279	$7,382

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2005	2004
Revenues:
Minimum rents	$105,517	$105,184
Percentage rents	2,789	2,842
Tenant reimbursements	50,179	49,996
Other	10,389	11,738
Total revenues	168,874	169,760
Expenses:
Property operating expenses	36,645	39,649
Real estate taxes	19,682	18,246
	56,327	57,895
Provision for doubtful accounts	2,326	3,032
Other operating expenses	4,880	5,116
Depreciation and amortization	39,566	37,881
General and administrative	11,924	6,500
Total expenses	115,023	110,424

Operating income	53,851	59,336

Interest income	135	147
Interest expense	43,886	48,795
Equity in income of unconsolidated entities, net	-	3
Income before minority interest in operating partnership and discontinued operations	10,100	10,691
Minority interest in operating partnership	41	305
Income from continuing operations	10,059	10,386
Discontinued operations:
Gain on sale of properties	-	3,020
Impairment loss	(1,375)	-
Income from operations	391	3,583
Net income	9,075	16,989
Less: Preferred stock distributions	8,718	8,798
Less: Issuance costs related to preferred stock redemption	-	4,878
Net income available to common shareholders	$357	$3,313

Earnings Per Common Share ("EPS"):
Basic:
Continuing operations	$0.04	$(0.08)
Discontinued operations	$(0.03)	$0.17
Net income	$0.01	$0.09

Diluted:
Continuing operations	$0.03	$(0.08)
Discontinued operations	$(0.02)	$0.17
Net income	$0.01	$0.09

Weighted average common shares outstanding	35,775	35,316
Weighted average common shares and common share equivalent outstanding	39,767	39,351

Cash distributions declared per common share of beneficial interest	$0.9616	$0.9616

Net income	$9,075	$16,989
Other comprehensive income on derivative instruments, net	-	1,205
Comprehensive income	$9,075	$18,194

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$9,075	$16,989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,347	3,659
Depreciation and amortization	39,856	40,467
Loan fee amortization	1,318	3,098
Income of unconsolidated entities, net	-	(3)
Capitalized development costs charged to expense	287	80
Minority interest in operating partnership	41	305
Gain on sales of property - discontinued operations	-	(3,020)
Impairment loss	1,375	-
Gain on sales of outparcels	(440)	(579)

Net changes in operating assets and liabilities:
Tenant accounts receivable, net	2,484	(752)
Prepaid and other assets	(2,236)	(820)
Accounts payable and accrued expenses	(3,204)	(11,274)

Net cash provided by operating activities	50,903	48,150

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(35,328)	(56,489)
Proceeds from sale of outparcels	1,450	2,228
Proceeds from sales of properties - discontinued operations	-	8,275
Withdrawals from restricted cash	834	7,029
Additions to deferred expenses	(2,383)	(1,948)

Net cash used in investing activities	(35,427)	(40,905)

Cash flows from financing activities:
Proceeds (withdraws) from revolving line of credit, net	35,200	(2,800)
Proceeds from issuance of mortgage notes payable	-	231,500
Loss on extinguishment of debt	-	557
Proceeds from the issuance of Series G Preferred Shares, net of underwriting costs of $5,198	-	144,802
Redemption of Series B Preferred Shares	-	(127,950)
Principal payments on mortgage notes payable	(9,052)	(220,665)
Dividend reinvestment and Share Purchase Plan	4,684	8,519
Cash distributions	(46,424)	(45,725)

Net cash used in financing activities	(15,592)	(11,762)

Net change in cash and cash equivalents	(116)	(4,517)

Cash and cash equivalents, at beginning of period	8,446	11,040

Cash and cash equivalents, at end of period	$8,330	$6,523

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At June 30, 2005, the Company owned and operated a total of 41 Properties consisting of 25 Malls and 16 Community Centers. The “Company” refers to Glimcher Realty Trust, Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,”“OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of June 30, 2005, GRT was a limited partner in GPLP with a 90.7% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The December 31, 2004 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Straight-line receivables were $26,322 and $25,643 at June 30, 2005 and December 31, 2004, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of licensing agreement revenues, which are recognized as earned; and the proceeds from sales of development land, which are generally recognized at the closing date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collection and the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Tenant accounts receivable in the accompanying balance sheets are stated net of the allowance for doubtful accounts of $7,358 and $8,545 at June 30, 2005 and December 31, 2004, respectively.

Investment in Real Estate

Real estate assets, including acquired assets, are stated at cost. Costs incurred for the development, construction and improvement of Properties are capitalized, including direct costs incurred by the Company for these activities. Interest and real estate taxes incurred during construction periods are capitalized and depreciated on the same basis as the related assets.

Depreciation expense is computed using the straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Cash allowances paid for improvements to real estate owned by retailers are capitalized as contract intangibles and amortized over the life of the operating agreement. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected future cash flows are less than the carrying amount for a particular Property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties. Under these circumstances, the Company will classify the respective Property as held for sale when a sales contract is executed with no contingencies and the prospective buyer has sufficient funds at risk to ensure performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

At June 30, 2005, two Properties were classified as held for sale. One of the Properties had an adjustment recorded to reduce its carrying value to the fair value specified in the sales contract. The adjustment is reflected as an impairment loss as a component of discontinued operations. The second property’s sale contract price is in excess of carrying value and therefore no adjustment to the basis is required.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. Due to the high occupancy of the Malls acquired to date, management has assigned no value to these assets.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options because the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have been decreased to the pro forma amounts indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Net income available to common shareholders:	2005	2004	2005	2004
As reported	$(1,080)	$2,553	$357	$3,313
Pro forma	$(1,080)	$2,543	$353	$3,293

Stock Compensation Expense:
Recorded in reported net income for awards after January 1, 2003	$76	$51	$263	$108
Included in Pro forma for awards before January 1, 2003	$-	$10	$4	$20

Earnings per share (basic):
As reported	$(0.03)	$0.07	$0.01	$0.09
Pro forma	$(0.03)	$0.07	$0.01	$0.09

Earnings per share (diluted):
As reported	$(0.03)	$0.07	$0.01	$0.09
Pro forma	$(0.03)	$0.07	$0.01	$0.09

Supplemental Disclosure of Non-Cash Financing and Investing Activities

As a result of the Company’s acquisitions of joint venture interests owned by third parties, the Company had non-cash debt assumptions and issued limited partnership units of GPLP (“OP Units”). The debt assumed was $193,190 for the six months ending June 30, 2004. In January 2004, the Company issued 594,342 OP Units with an approximate value of $13,564 in connection with the acquisition of the remaining joint venture interests in Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall located in Columbus, Ohio. Amounts accrued in other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $712 and $603 as of June 30, 2005 and June 30, 2004, respectively.

Share distributions of $17,299 and $17,157 and Operating Partnership distributions of $1,670 had been declared but not paid as of June 30, 2005 and December 31, 2004, respectively. Series F Cumulative Preferred Share (defined herein) distributions of $1,313 had been declared but not paid as of June 30, 2005 and December 31, 2004. Series G Cumulative Preferred Share (defined herein) distributions of $3,046 had been declared but not paid as of June 30, 2005 and December 31, 2004.

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

Early Extinguishment of Debt

The Company reflects costs associated with early extinguishment of debt in interest expense in the consolidated statement of operations. Costs associated with early extinguishment of debt, which are reflected in interest expense are $0 and $1,730 for the six months ended June 30, 2005 and June 30, 2004, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized to expense over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for awards issued after June 15, 2005. Since the Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, the Company does not expect its financial statements will be materially impacted by SFAS No. 123(R).

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statement of operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2005 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Mortgage Notes Payable as of June 30, 2005 and December 31, 2004 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms/ Prepayment Date	Payment at Maturity	Maturity Date
	2005	2004	2005	2004
Fixed Rate:
Montgomery Mall Associates, LP	$43,906	$44,257	6.79%	6.79%		(a)	$43,843	(d)
Weberstown Mall, LLC	19,255	19,383	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	33,755	33,985	8.35%	8.35%		(a)	$32,615	(e)
Colonial Park Mall, LP	33,218	33,459	7.73%	7.73%		(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,916	8,968	7.41%	7.41%		(a)	$8,624	Feb. 11, 2008
Charlotte Eastland Mall, LLC	44,928	45,292	7.84%	7.84%		(a)	$42,302	(f)
Morgantown Mall Associates, LP	53,806	54,227	6.89%	6.89%		(a)	$50,823	(f)
Grand Central, LP	48,925	49,276	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	39,409	39,606	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	41,170	41,387	8.20%	8.20%		(a)	$38,543	(g)
Glimcher Ashland Venture, LLC	25,541	25,770	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	57,100	57,481	8.27%	8.27%		(a)	$49,864	(h)
Glimcher WestShore, LLC	97,542	98,275	5.09%	5.09%		(a)	$84,824	Sep. 9, 2012
University Mall, LP	64,452	65,050	7.09%	7.09%		(a)	$52,524	(i)
PFP Columbus, LLC	145,539	146,631	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	136,309	137,285	5.42%	5.42%		(a)	$116,922	(j)
JG Elizabeth, LLC	162,603	163,827	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	111,649	112,423	5.45%	5.45%		(a)	$92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	60,725	61,107	7.54%	7.54%		(a)	$49,969	(k)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	Nov. 1, 2028
	1,247,748	1,256,689

Variable Rate/Bridge:
GM Olathe, LLC	30,000	30,000	5.22%	4.40%	(l)	(b)	$30,000	June 9, 2006
EM Columbus, LLC	24,000	24,000	5.33%	4.42%	(m)	(b)	$24,000	Jan. 1, 2007
Other Variable Rate Debt	15,482	15,593	(n)	(n)		(a)(b)	$15,463	(o)
	69,482	69,593

Other:
Fair value adjustment -
Polaris Center, LLC	2,108	2,322

Total Mortgage Notes Payable	$1,319,338	$1,328,604

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures in August 2028, with an optional prepayment date on August 1, 2005.
(e)	The loan matures in October 2027, with an optional prepayment date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment date on June 1, 2010.
(h)	The loan matures in July 2027, with an optional prepayment date on July 11 2012.
(i)	The loan matures in January 2028, with an optional prepayment date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment date on February 11, 2015.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 200 basis points.
(n)	Interest rates ranging from LIBOR plus 195 to 250 basis points (5.18% to 5.61% at June 30, 2005 and 4.34% to 4.78% at December 31, 2004).
(o)	Final maturity dates ranging from August 2005 to May 2006.

All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,635,182 and $1,654,690 at June 30, 2005 and December 31, 2004, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrower SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $54,480 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Notes Payable

The Company’s credit facility provides it with the ability to borrow up to $150,000. This credit facility expires October 16, 2006 and is collateralized with first mortgage liens on four Malls. The interest rate on the credit facility ranges from LIBOR plus 1.15% to LIBOR plus 1.70% per annum depending on the ratio of debt to asset value. The credit facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, loan to value ratios, project costs to asset value ratios, total debt to asset value ratios and EBITDA to total debt service, restrictions on the incurrence of additional indebtedness and approval of anchor leases with respect to the Properties which secure the credit facility. The Company’s most restrictive covenant is the total debt to asset value leverage ratio, which limits the Company’s outstanding debt to 65% of a computed total asset value. Management believes they are in compliance at June 30, 2005.

At June 30, 2005 and December 31, 2004, the outstanding balance on the credit facility was $109,200 and $74,000, respectively. Additionally, $4,700 and $4,600 represents a holdback on the available balance of the credit facility for letters of credit issued under the credit facility at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, the unused balance of the credit facility available to the Company was $36,100 and $71,400, respectively. The interest rate on the credit facility was 5.04% and 4.10% at June 30, 2005 and December 31, 2004, respectively.

5.	Restricted Stock

Pursuant to GRT’s 2004 Incentive Compensation Plan, 26,666 shares of restricted common stock were granted during the three month period ended June 30, 2005 and a total of 51,666 shares of restricted common stock have been granted during the six month period ending June 30, 2005. These shares vest in one-third installments on the anniversary date of the agreement over a three-year period. As this restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

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

At June 30, 2005, there were 3.5 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at June 30, 2005 is $96,900 based upon a per unit value of $27.90 at June 30, 2005, (based upon a five-day average of the Common Stock price from June 24, 2005 to June 30, 2005).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company has reserved $853 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

During the fourth quarter of 2004, GRT received a subpoena for documents from the Securities and Exchange Commission (“SEC”) in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by GRT in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by GRT in its Form 10-K filed on March 12, 2004). During the first quarter of 2005, the Company also received a subpoena for documents from the SEC that primarily seeks documents concerning the restatement of the Company's financial statements for the years ended 2001 through 2003 (which restatement was reported by the Company in a Form 8-K filed on February 22, 2005). The Company is cooperating fully with each investigation.

8.	Earnings Per Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

For the Three Months Ended June 30,
2005			2004
		Per			Per
Income	Shares	Share	Income	Shares	Share
Basic EPS
Income from continuing operations	$4,217			$4,554
Less: Preferred stock dividends	(4,359)			(4,359)
Add: Minority interest adjustments (1)	(83)			215
Income from continuing operations	$(225)	35,837	$(0.01)	$410	35,501	$0.01

Discontinued operations	(938)			2,358
Less: Minority interest adjustments (1)	83			(215)
Discontinued operations	$(855)	35,837	$(0.02)	$2,143	35,501	$0.06

Diluted EPS
Income from continuing operations	$4,217	35,837		$4,554	35,501
Less: Preferred stock dividends	(4,359)			(4,439)
Add: Minority interest adjustments	(95)			251
Operating Partnership Units		3,474			3,563
Options		479			341
Restricted Shares		40
Income from continuing operations	$(237)	39,830	$(0.01)	$366	39,405	$0.01

Discontinued operations	$(938)	39,830	$(0.02)	$2,358	39,405	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

For the Six Months Ended June 30,
2005			2004
		Per			Per
Income	Shares	Share	Income	Shares	Share

Basic EPS
Income from continuing operations	$10,059			$10,386
Less: Preferred stock dividends	(8,718)			(8,798)
Less: Preferred stock redemption				(4,878)
Add: Minority interest adjustments (1)	(87)			603
Income from continuing operations	$1,254	35,775	$0.04	$(2,687)	35,316	$(0.08)

Discontinued operations	(984)			6,603
Less: Minority interest adjustments (1)	87			(603)
Discontinued operations	$(897)	35,775	$(0.03)	$6,000	35,316	$0.17

Diluted EPS
Income from continuing operations	$10,059	35,775		$10,386	35,316
Less: Preferred stock dividends	(8,718)			(8,798)
Less: Preferred stock redemption				(4,878)
Add: Minority interest adjustments	41			305
Operating Partnership Units		3,474			3,550
Options		498			485
Restricted Shares		20
Income from continuing operations	$1,382	39,767	$0.03	$(2,985)	39,351	$(0.08)

Discontinued operations	$(984)	39,767	$(0.02)	$6,603	39,351	$0.17

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 404 and 417 for the six months ended June 30, 2005, and 2004, respectively.

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

Selected information about reportable segments of the Company is summarized in the table below:

For the Three Months Ended June 30, 2005
Malls	Community Centers	Corporate	Total
Total revenues	$78,821	$4,469	$1,364	$84,654
Total operating expenses	50,249	2,071	6,131	58,451
Operating income (loss)	$28,572	$2,398	$(4,767)	$26,203

Net property and equipment	$1,677,585	$122,550	$569	$1,800,704

Total assets	$1,770,093	$137,592	$29,573	$1,937,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

For the Three Months Ended June 30, 2004
Malls	Community Centers	Corporate	Total
Total revenues	$79,412	$4,879	$1,070	$85,361
Total operating expenses	48,353	3,073	4,364	55,790
Operating income (loss)	$31,059	$1,806	$(3,294)	$29,571

Net property and equipment	$1,701,913	$118,897	$99,156	$1,919,966

Total assets	$1,782,137	$154,581	$108,776	$2,045,494

For the Six Months Ended June 30, 2005
Malls	Community Centers	Corporate	Total
Total revenues	$158,553	$8,349	$1,972	$168,874
Total operating expenses	98,559	4,316	12,148	115,023
Operating income (loss)	$59,994	$4,033	$(10,176)	$53,851

Net property and equipment	$1,677,585	$122,550	$569	$1,800,704

Total assets	$1,770,093	$137,592	$29,573	$1,937,258

For the Six Months Ended June 30, 2004
Malls	Community Centers	Corporate	Total
Total revenues	$159,110	$9,517	$1,133	$169,760
Total operating expenses	97,264	5,126	8,034	110,424
Operating income (loss)	$61,846	$4,391	$(6,901)	$59,336

Net property and equipment	$1,701,913	$118,897	$99,156	$1,919,966

Total assets	$1,782,137	$154,581	$108,776	$2,045,494

10.	Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. While preparing the June 30, 2005 financial statements, management determined that two Properties with a net book value of $11,334 should be classified as held for sale and one of those Properties required an impairment charge. An adjustment to fair value of $1,375 was recorded as an impairment loss during the three months ended June 30, 2005 for the asset that had a carrying value in excess of the sales contract price. In addition to classifying these Properties as held for sale, the financial results of these Properties are presented as discontinued operations and the net book value of the assets are reflected as held for sale on the balance sheet. Financial results of the Properties we sold in previous periods are also reflected in discontinued operations for all periods reported. For the six months ended June 30, 2004, the Company sold three Community Centers for $8,300 and a gain of $3,020. Total revenues for the Properties previously sold and classified as held for sale were $984 and $4,681 for the three months ended June 30, 2005 and 2004, respectively and $1,586 and $9,320 for the six months ended June 30, 2005 and 2004, respectively. For segment reporting purposes, revenues and expenses would have been reported in both Mall and Community Centers financial information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall (OH), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 11.0 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $246 and $387 for the six months ended June 30, 2005 and 2004, respectively. The net book value of the above-market leases is $6,027 and $6,742 as of June 30, 2005 and December 31, 2004, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $14,530 and $15,655 as of June 30, 2005 and December 31, 2004, respectively and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,662 and $3,827 as of June 30, 2005 and December 31, 2004, respectively and is included in prepaid and other assets on the consolidated balance sheet.

12.	Subsequent Events

On May 16, 2005, Glimcher Polaris, LLC, an affiliate of GRT, purchased the parcel and building, comprising part of Polaris Fashion Place, vacated by Lord & Taylor (“Lord & Taylor parcel”) from The May Department Stores Company for $5,250. On July 20, 2005, Glimcher Polaris, LLC sold the Lord & Taylor parcel to Von Maur, Inc., an Iowa-based fashion specialty retailer (“Von Maur”) for $5,250. Von Maur is scheduled to open their first Ohio store in the 140,000 square foot anchor space during the fourth quarter of 2005.

On July 15, 2005, EM Columbus, LLC (“EM”), an affiliate of GRT, entered into an agreement under which EM may borrow from time to time up to an additional $6,000 until January 1, 2007, its maturity date. EM’s obligation to repay the loan is evidenced by a promissory note secured by a first mortgage lien on Eastland Mall (OH). The interest rate on the note is LIBOR plus 2.00% per annum. Borrowings under this loan will be used to pay for the redevelopment work to be completed at Eastland Mall (OH).

On July 22, 2005, Charlotte Eastland Mall, LLC (“Eastland”), Glimcher Columbia, LLC (“Columbia”) and GPLP, affiliates of GRT, each entered into exclusive listing agreements with real estate brokers to market and sell Eastland Mall (N.C.) located in Charlotte, North Carolina, East Pointe Plaza located in Columbia, South Carolina and Pea Ridge Shopping Center located in Huntington, West Virginia. Each of the aforementioned Properties are expected to be sold above carrying value, therefore no adjustment to the basis of these assets is considered necessary. These assets are presented as part of continuing operations in the June 30, 2005 financial statements.

On August 1, 2005, GRT, through its affiliates Montgomery Mall Associates, L.P. and GPLP, borrowed $44,000 as represented by a promissory note secured by a first mortgage lien on Montgomery Mall in Montgomery, Alabama. The new loan matures on February 1, 2006 and bears interest at a variable rate of LIBOR plus 1.85% per annum. The loan features three separate options under which the borrowers may elect to extend the loan for an additional six months. A condition to the borrowers exercising an extension option is that they must pay down the outstanding principal to not more than $25,000. The proceeds of the loan were used to pay off $43,900 of fixed rate mortgage notes secured by a first mortgage lien on Montgomery Mall with the remaining $100 being applied to pay down the Company’s credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, the failure to sell properties as anticipated, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,”“we,”“us” and “our” are references to GRT, Glimcher Properties Limited Partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls” or “Mall Properties”) and community shopping centers (“Community Centers”). As of June 30, 2005, we owned and managed 41 Properties, consisting of 25 Mall Properties and 16 Community Centers (including one single tenant retail property) located in 18 states. The Properties contain an aggregate of approximately 24.4 million square feet of gross leasable area (“GLA”) of which approximately 87.4% was occupied at June 30, 2005.

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

Our strategy is to be a leading REIT focusing on enclosed malls and other anchored retail properties located primarily in the top 100 metropolitan statistical areas by population. We intend to continue investing in our existing Mall Properties and disposing of certain Community Centers as the marketplace creates favorable opportunities to do so. We expect to continue investing in select development opportunities and in strategic acquisitions of Mall Properties that provide growth potential. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from asset dispositions, proceeds from secured mortgage financings, proceeds from the issuance of equity or debt securities, or a combination of one or more of the foregoing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred during the fiscal quarter ended June 30, 2005.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders	$(1,080)	$2,553	$357	$3,313
Add back (less):
Real estate depreciation and amortization	20,497	18,834	38,833	39,211
Share of joint venture real estate depreciation and amortization	-	-	-	39
Minority interest in operating partnership	(95)	251	41	305
Discontinued operations: Loss (gain) on sales of properties	-	-	-	(3,020)
Funds from operations	$19,322	$21,638	$39,231	$39,848

FFO decreased 1.5% or $617,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Contributing to this decrease to FFO was a $4.0 million reduction in net operating income previously generated from the 29 Community Centers sold during 2004. Also, during the six months ended June 30, 2005, we incurred a $1.4 million impairment charge in connection with a Community Center. Lastly, general and administrative costs increased by $5.4 million. This increase is related to a $3.3 million charge for employment related matters and increased costs associated with corporate governance. Offsetting these decreases in FFO was lower overall interest expense of approximately $5.3 million. This decrease in interest expense was driven primarily by lower outstanding borrowings for the six months ended June 30, 2005 as compared with the same period ending June 30, 2004. We also incurred a $4.9 million charge associated with the original issuance costs of the Company’s 9.25% Series B Cumulative Preferred Shares of Beneficial Interest that were redeemed during the first quarter of 2004.

Results of Operations - Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

Total revenues decreased 0.8%, or $707,000 for the three months ended June 30, 2005 compared to the same period last year. Lease termination income was lower by $633,000, proceeds from the sale of outparcels decreased $793,000 and short-term specialty tenant revenue was reduced by $404,000. These reductions were partially offset by increases in tenant recoveries of $447,000 and overage rents of $560,000.

Minimum rents

Minimum rents decreased 1.2%, or $656,000, for the three months ended June 30, 2005. The decrease is due primarily to reduced termination income in the second quarter of 2005 as compared to second quarter of 2004. During the second quarter of 2005, we recognized approximately $233,000 of income as a result of the termination of certain leases as compared to $866,000 of recognized lease termination income in the second quarter of 2004.

Tenant reimbursements

Tenant reimbursements reflect an increase of 1.8%, or $447,000, for the three months ended June 30, 2005. The increase in revenue relates to improved recovery rates resulting from improved store occupancy and lower operating expenses.

Other revenues

The $1.1 million decrease in other revenues is primarily due to $1.0 million received from the sales of outparcels in the second quarter of 2005 as compared to $1.8 million for the same period last year. In addition, licensing agreement revenue decreased $404,000 related to the successful efforts to move short-term specialty tenants into long-term relationships, resulting in an increase to minimum rents for our Mall Properties.

Expenses

Total expenses increased 4.8%, or $2.7 million, for the three months ended June 30, 2005. Real estate taxes and property operating expenses decreased $1.2 million, the provision for doubtful accounts decreased $805,000, other operating expenses increased $87,000, depreciation and amortization increased $2.6 million and general and administrative expenses increased $2.0 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses decreased 4.0%, or $1.2 million, for the three months ended June 30, 2005, primarily from reducing property operating expenses by bringing in-house the Company’s housekeeping and security services.

Provision for doubtful accounts

The provision for doubtful accounts was $887,000 for the three months ended June 30, 2005 and $1.7 million for the corresponding period in 2004. The improvement relates to a 10% reduction in the accounts receivable balance since June 2004 and certain tenant issues in 2004 that required an incremental provision for doubtful accounts.

Other operating expenses

Other operating expenses were $3.0 million for the three months ended June 30, 2005 compared to $2.9 million for the corresponding period in 2004. The increase is due to higher legal fees which were partially offset by lower costs associated with outparcel sales.

Depreciation and Amortization

The $2.6 million increase in depreciation and amortization for the three months ended June 30, 2005 is primarily the result of write-offs for spaces vacated by anchor tenants.

General and Administrative

General and administrative expense was $5.7 million and represented 6.7% of total revenues for the three months ended June 30, 2005 compared to $3.7 million and 4.3% of total revenues for the corresponding period in 2004. The increase is due primarily to increases in employment related severance charges and increases in corporate salaries.

Interest expense/capitalized interest

Interest expense decreased 10.9%, or $2.7 million for the three months ended June 30, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Three Months Ended June 30,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,417,116	$1,482,146	$(65,030)
Average rate	6.20%	6.10%	0.10%

Total interest	$21,965	$22,603	$(638)
Amortization of loan fees	668	2,062	(1,394)
Capitalized interest and other	(481)	190	(671)
Interest expense	$22,152	$24,855	$(2,703)

Results of Operations - Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Total revenues decreased 0.5%, or $886,000 for the six months ended June 30, 2005 compared to the same period last year. Proceeds from the sale of outparcels decreased $778,000 and licensing agreement revenue decreased $719,000. These decreases were partially offset by increases in minimum rents of $333,000 and tenant recoveries of $183,000.

Minimum rents

Minimum rents increased 0.3%, or $333,000, for the six months ended June 30, 2005. The increase is due to increased revenue at the Malls of $731,000 partially offset by a reduction of $293,000 in Community Center revenue.

Tenant reimbursements

Tenant reimbursements reflect an increase of 0.4%, or $183,000, for the six months ended June 30, 2005, substantially unchanged from the prior year.

Other revenues

The $1.3 million decrease in other revenues is primarily due to $1.4 million received from the sale of outparcels for the six months ended June 30, 2005 as compared to $2.2 million for the same period last year. In addition, licensing agreement revenue decreased $719,000 related to the successful efforts to move short-term specialty tenants into long-term relationships, resulting in an increase to Mall Property minimum rents.

Expenses

Total expenses increased 4.2%, or $4.6 million, for the six months ended June 30, 2005. Real estate taxes and property operating expenses decreased $1.6 million, the provision for doubtful accounts decreased $706,000, other operating expenses decreased $236,000, depreciation and amortization increased $1.7 million, and general and administrative expenses increased $5.4 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses decreased 2.7%, or $1.6 million, for the six months ended June 30, 2005. Real estate tax expenses increased by $1.4 million, or 7.9%, resulting from increases in the assessed value of several Properties. Property operating expense decreased by $3.0 million due primarily to savings from bringing housekeeping and security services in house.

Provision for doubtful accounts

The provision for doubtful accounts was $2.3 million for the six months ended June 30, 2005 and $3.0 million for the corresponding period in 2004. The decrease relates to a 10% reduction in the accounts receivable balance since June 2004 and certain tenant issues that occurred in 2004 that required an incremental provision for doubtful accounts.

Other operating expenses

Other operating expenses were $4.9 million for the six months ended June 30, 2005 compared to $5.1 million for the corresponding period in 2004. This decrease is due to lower operating expenses at the theater at University Mall.

Depreciation and Amortization

The $1.7 million increase in depreciation and amortization for the six months ended June 30, 2005, is a result of write-offs for spaces vacated by anchor tenants, partially offset by similar timing of capital investments that are now fully depreciated at a number of Properties.

General and Administrative

General and administrative expense was $11.9 million and represented 7.1% of total revenues for the six months ended June 30, 2005 compared to $6.5 million and 3.8% of total revenues for the corresponding period in 2004. The increase is due primarily to a $3.3 million charge relating to employment agreements, higher professional fees associated with corporate governance initiatives and increased corporate salaries.

Interest expense/capitalized interest

Interest expense decreased 10.1%, or $4.9 million for the six months ended June 30, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Six Months Ended June 30,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,409,799	$1,486,144	$(76,345)
Average rate	6.15%	6.08%	0.07%

Total interest	$43,351	$45,179	$(1,828)
Amortization of loan fees	1,302	3,032	(1,730)
Capitalized interest and other	(767)	584	(1,351)
Interest expense	$43,886	$48,795	$(4,909)

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and preferred and common dividend requirements. We anticipate meeting these needs with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

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

At June 30, 2005, our total-debt-to-total-market capitalization was 52.3%, compared to 52.0% per annum at December 31, 2004 and 58.2% at June 30, 2004. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional Mall Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price).

	June 30, 2005	June 30, 2004
Stock Price (end of period)	$27.75	$22.12
Market Capitalization Ratio:
Common Shares outstanding	35,980	35,561
OP Units outstanding	3,473	3,563
Total Common Shares and units outstanding at end of period	39,453	39,124

Market capitalization - Common Shares outstanding	$998,445	$786,609
Market capitalization - OP Units outstanding	96,376	78,813
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,428,538	1,496,069
Total market capitalization	$2,733,359	$2,571,491

Total debt / total market capitalization	52.3%	58.2%

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

Cash Activity

Net cash provided by operating activities was $50.9 million for the six months ended June 30, 2005. This amount represents a $2.8 million increase as compared to the same period last year.

Net cash used by investing activities was $35.4 million for the six months ended June 30, 2005 as compared to $40.9 million used for the six months ended June 30, 2004. During 2005, we spent $35.3 million on investments in real estate. Of this amount, $13.9 million was spent on constructing additional GLA, primarily at Eastland Mall (OH), Mall at Fairfield Commons and the purchase of the former Lord & Taylor space at Polaris Fashion Place. Approximately $8.3 million was spent on redevelopment activities, primarily at Montgomery Mall, Northtown Mall and the Great Mall of the Great Plains. We also spent $5.2 million on tenant improvements and allowances to re-tenant existing space. Lastly, we spent $6.8 million associated with the acquisition of land in connection with the development of a department store anchored retail project to serve the Cincinnati, Ohio market (the “City Park development”). The remaining amounts were spent on operational capital expenditures.

Net cash used by investing activities was $40.9 million for the six months ended June 30, 2004. We spent $56.5 million on our investments in real estate. Of this amount, $42.9 million was paid for the acquisition of the remaining joint venture interests in Polaris Fashion Place and Polaris Towne Center, $5.1 million on our existing portfolio to create new GLA to generate incremental revenue sources and $7.9 million on second-generation capital expenditures. Also in 2004, we sold three Community Centers and three outparcels for $10.5 million. The proceeds on these sales were used to pay down our outstanding variable rate debt.

Net cash used in financing activities was $15.6 million for the six months ended June 30, 2005. We paid $46.4 million in distributions and borrowed an additional $35.2 million from our revolving credit facility. Net cash used in financing activities was $11.8 million for the six months ended June 30, 2004. During 2004, net proceeds of $144.8 million were received from the issuance of $150.0 million of the Series G Preferred Shares. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable during the second quarter of 2004. These mortgages related to the following three transactions: refinancing of Jersey Gardens Mall with a $165.0 million permanent mortgage loan, refinancing of the Great Mall of the Great Plains with a $30.0 million two-year bridge facility and borrowing of $36.5 million to fund the Polaris Fashion Place acquisition. Cash used to repay mortgage notes payable was $220.7 million, primarily attributed to the refinancing of Jersey Gardens Mall and the Great Mall of the Great Plains as well as additional principal payments required under our fixed rate debt mortgages as a result of refinancings and acquisitions. We also paid $45.7 million in distributions for the six months ended June 30, 2004.

Financing Activity

Total debt increased by $25.9 million during the first six months of 2005. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2004	$1,328,604	$74,000	$1,402,604
Debt amortization payments in 2005	(9,052)		(9,052)
Amortization of fair value adjustment	(214)		(214)
Net borrowings, line of credit		35,200	35,200
June 30, 2005	$1,319,338	$109,200	$1,428,538

During the first six months of 2005, we incurred net additional borrowings under our credit facility and made recurring principal payments on our fixed rate debt.

At June 30, 2005, our credit facility was collateralized with first mortgage liens on four Properties having a net book value of $117.4 million and our mortgage notes payable were collateralized with first mortgage liens on 25 Properties having a net book value of $1,635.2 million. We also owned 12 unencumbered Properties and other corporate assets having a net book value of $59.5 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $197.8 million and represent one Community Center and seven Malls. Properties under such cross default provisions relate to i) our credit facility representing four Properties with a net book value of $117.4 million, ii) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $41.7 million, and iii) the SAN Mall LP loan representing two Properties with a net book value of $38.7 million.

Subsequent to June 30, 2005, we entered into one new financing arrangement and modified two existing arrangements. On July 15, 2005, we entered into an agreement under which we may borrow from time to time up to an additional $6 million until January 1, 2007, its maturity date. Our obligation to repay the loan is evidenced by a promissory note secured by a first mortgage lien on Eastland Mall (OH). This new loan increases the total loan availability for our Eastland Mall (OH) redevelopment financing from $36 million to $42 million. This loan will bear interest at LIBOR plus 2.00% per annum. Additionally, on July 22, 2005, we extended the maturity date on our East Point Plaza mortgage loan from August 1, 2005 to August 1, 2006.  Lastly, on August 1, 2005, we entered into a $44 million promissory note secured by a first mortgage lien on Montgomery Mall in Montgomery, Alabama. The new mortgage matures on February 1, 2006 and bears interest at a variable rate of LIBOR plus 1.85% per annum. The loan features three separate options under which the borrowers may select to extend the loan for an additional six months. In order for us to exercise an extension option then we must pay down the outstanding principal to at least $25 million. The proceeds of the loan were used to pay off $43.9 million of fixed rate mortgage notes on Montgomery Mall with the remaining $100 thousand being applied to pay down our credit facility.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

At June 30, 2005, we had the following obligations relating to dividend distributions. In the second quarter of 2005, the Company declared distributions of $0.4808 per common share, to be paid during the third quarter of 2005. The Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $17.9 million and $47.5 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at June 30, 2005 was $5.3 million.

At June 30, 2005, there were 3.5 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at June 30, 2005 is $96.9 million based upon a per unit value of $27.90 at June 30, 2005, (based upon a five-day average of the Common Stock price from June 24, 2005 to June 30, 2005).

At June 30, 2005, we had executed leases committing to $10.6 million in tenant allowances. The leases will generate gross rents which approximate $60.4 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments as well as a contract to purchase various land parcels for a development project. These obligations total $5.2 million at June 30, 2005.

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

We plan to invest approximately $63.7 million in redevelopment activity in 2005. These projects focus primarily on eight Mall Properties. We also plan to invest a total of $18.0 million in property capital expenditures for both operational needs and tenant improvements in 2005. In the first half of 2005, we spent $22.2 million for redevelopment activities, $5.2 million for tenant improvements and $1.9 million for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

We have plans to add lifestyle retail components to both Dayton Mall and MFC, our two Malls located in Dayton, Ohio, further enhancing the strong market share already enjoyed by these Properties. The Dayton Mall project will include façade renovation and the addition of 97,000 square feet in an open-air center. The MFC project will add 35,000 square feet of outward-facing retail and a 10,000 square foot freestanding retail village. In addition, approximately 84,000 of GLA was added to MFC for a new anchor store for a sporting goods retailer. This retailer, Dick’s Sporting Goods, had their grand opening in May 2005.

Eastland Mall located in Columbus, Ohio was acquired in December 2003 with redevelopment plans existing at the time of the acquisition. The expansion at this Mall includes the addition of a 120,000 square foot Kaufmann’s anchor store, approximately 30,000 square feet of outward facing retail, interior renovations (including a children’s soft play area) and new in-line tenants. We have installed additional amenities, including a state-of-the-art security system, comfortable seating and carpeted areas that will enhance the shopping experience. The new Kaufmann’s store is scheduled to open in the fourth quarter of this year.

The Polaris Fashion Place redevelopment project centers around a replacement anchor for the parcel and building vacated by Lord & Taylor (the “Lord & Taylor parcel”). On May 16, 2005, we purchased the Lord & Taylor parcel from The May Department Stores Company. On July 20, 2005, we sold the Lord & Taylor parcel to Von Maur, Inc., an Iowa-based fashion specialty retailer (“Von Maur”). Von Maur plans to open their first Ohio store in the 140,000 square foot anchor space during the fourth quarter of 2005. In addition, we are constructing a new approximately 9,450 square foot multi-tenant building. Leasing on the planned multi-tenant building is nearly complete and most of these tenants will also open during the fourth quarter of 2005.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project includes tripling the size of the food court, renovating mall entrances and common areas and adding a new 10,000 square foot freestanding building to house two restaurants and additional specialty stores. Leasing on the new building is nearly complete and tenants will open in the third and fourth quarter of this year.

Construction of 22,000 square feet of new freestanding retail GLA is planned at Grand Central Mall in Parkersburg, West Virginia. The new buildings will replace a vacant older structure of 43,000 square feet that has been demolished. Retailers in the new space will include large apparel stores, a fast-casual restaurant and a sit-down restaurant. Many of these new stores are targeted to open in the last half of 2005.

The Great Mall of the Great Plains in Kansas City, Kansas was originally positioned as a value mega mall featuring factory-direct and manufacturers outlets. We believe that The Great Mall of the Great Plains will better serve its market with a traditional retail mix that continues to focus on adding traditional national tenants. Steve & Barry’s, an athletic goods retailer, opened in May 2005 in a formerly vacant 64,000 square foot anchor space. This brings the total number of anchors to nine. The new focus as a more traditional retail mall has proven effective, resulting in more than 10% improvement in occupancy for this center since the first quarter of 2005.

Redevelopment work is underway at Montgomery Mall in Montgomery, Alabama related to anchor and mall store re-tenanting. A new Steve & Barry’s store opened in May 2005 in the anchor space previously occupied by Dillard’s. In addition, JC Penney left their space in March 2005 and we are evaluating potential replacement tenants for this space.

Developments

One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

On April 7, 2005, we closed on the purchase of two parcels of land located in Mason, Ohio, consisting of approximately 78.2 acres for a purchase price of $7.8 million (the “Mason Parcels”). This land was purchased in connection with the City Park development. On May 31, 2005, we sold one of the parcels making up the Mason Parcels that consist of 9.154 acres for a price of $1.0 million. Additionally, in connection with the City Park development, we currently have an option to purchase an undivided one-half (1/2) interest in a parcel of land consisting of approximately 65.8 acres located in Mason, Ohio.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended June 30, 2005. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended June 30, 2005.

	Mall Properties		Community Centers
Property Type	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$154	(2.4)%	$140	(34.2)%
Stores (1)	$334	1.3%	$231	(6.6)%
Total	$238	(0.2)%	$156	(28.6)%

(1)	Sales PSF for Mall Stores exclude outparcel sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for the 12 months ended June 30, 2005 were $334 per square foot, a 5% improvement from the $319 per square foot reported for the 12 months ended June 30, 2004. Comparable stores sales, which include only those stores open for the 12 months ended June 30, 2005 and the same period of 2004, were also positive. Comparable store sales increased 1.3% for in-line stores. The decline in Community Center anchors relate to anchors which closed during 2004 that resulted in lower annual sales.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
Mall Anchors	91.3%	91.3%	93.7%	94.5%	94.9%
Mall Stores	88.0%	87.6%	88.5%	85.8%	86.4%
Total Mall Portfolio	90.1%	90.0%	91.8%	91.4%	91.8%
Community Center Anchors	63.8%	63.8%	67.9%	66.2%	79.4%
Community Center Stores	63.7%	65.3%	66.6%	69.1%	74.3%
Total Community Center Portfolio	63.8%	64.2%	67.6%	66.9%	78.1%
Comparable Community Center Portfolio	63.8%				72.5%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

Mall store occupancy increased to 88.0% at June 30, 2005 from 87.6% at March 31, 2005 and from 86.4% in the comparable period in 2004. The occupancy improvements were primarily from our market dominant Malls. Mall store occupancy in our market dominant Malls improved by more than 300 basis points since June 2004. Anchor occupancy remained unchanged from March 31, 2005, but has declined since June 30, 2004. These available anchor stores have approximately 280,000 square feet projected to open in 2005 that should bring the anchor occupancy in line with the 2004 occupancy rates by the end of the year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2005 approximately 87.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 7.0 years and a weighted-average interest rate of approximately 6.41%. At December 31, 2004 approximately 89.7% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.9 years and a weighted-average interest rate of approximately 6.41%. The remainder of our debt at June 30, 2005 and December 31, 2004, bears interest at variable rates with weighted-average interest rates of approximately 5.23% and 4.34%, respectively.

At June 30, 2005 and December 31, 2004, the fair value of our debt (excluding our credit facility) was $1,354.0 million and $1,353.6 million, respectively, compared to its carrying amounts of $1,319.3 million and $1,328.6 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2005 and 2004, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $447,000 and $452,000, respectively for the quarter. Also, the fair value of debt would decrease by approximately $40.8 million and $43.3 million, at June 30, 2005 and December 31, 2004. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $447,000 and $452,000, for the quarter ended June 30, 2005 and 2004, respectively, and increase the fair value of debt by approximately $43.5 million and $46.3 million, at June 30, 2005 and December 31, 2004. We have entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see note 3 to the consolidated financial statements).

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls Over Financial Reporting. In the second quarter of 2005, we completed the implementation of an enhanced commercial management software system. The new system involves an upgrade of our information systems used in financial reporting utilizing enhanced software applications to calculate recoveries of tenant reimbursements and straight-line receivables.

Other than as set forth above, there were no changes in our internal controls over financial reporting during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fourth quarter of 2004, GRT received a subpoena for documents from the SEC in connection with an investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company (which was previously reported by GRT in Forms 8-K and 8-K/A filed on June 8 and June 15, 2004, respectively) and a related party transaction involving the Company’s City Park development project (which transaction was previously reported by GRT in its Form 10-K filed on March 12, 2004). During the first quarter of 2005, the Company also received a subpoena for documents from the SEC that primarily seeks documents concerning the restatement of the Company's financial statements for the years ended 2001 through 2003 (which restatement was reported by the Company in a Form 8-K filed on February 22, 2005). The Company is cooperating fully with each investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 6, 2005. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Exchange Act. Two items were submitted to a vote of the shareholders.

In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of the nominees listed in the proxy statement were elected. In connection with the voting on such proposal, there were no abstentions or broker non-votes. The results of the voting are as follows:

▪	Votes of 32,438,643 shares were cast for the election of Wayne S. Doran as a Class II Trustee; votes of 1,592,202 shares were withheld.

▪	Votes of 33,083,497 shares were cast for the election of Michael P. Glimcher as a Class II Trustee; votes of 947,347 shares were withheld.

▪	Votes of 32,672,920 shares were cast for the election of Alan R. Weiler as a Class II Trustee; votes of 1,357,925 shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

Votes of 33,653,028 shares were cast for the ratification of the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm; votes of 304,805 shares were cast against such ratification; votes of 73,011 shares abstained.

ITEM 5.	OTHER INFORMATION

On July 15, 2005, EM Columbus, LLC (“EM”), an affiliate of GRT, entered into an agreement with The Huntington National Bank pursuant to which EM may borrow from time to time up to $6 million until January 1, 2007, its maturity date. The new loan increases the total loan availability for our Eastland Mall (OH) redevelopment financing from $36 million to $42 million. EM shall make interest only periodic payments with all outstanding principal and accrued interest due and payable at the maturity date. Prepayments of principal are also permitted without penalty. EM’s obligation to repay the loan is evidenced by a promissory note (the “Note”) secured by a first mortgage lien on Eastland Mall (OH). This loan will bear interest at LIBOR plus 2.00% per annum. Glimcher Properties, L.P. and Glimcher Properties Corporation each entered into Unconditional Guaranty of Payment and Performance agreements dated July 15, 2005, with The Huntington National Bank guaranteeing EM’s performance on the Note and Mortgage.

On August 1, 2005, Montgomery Mall Associates, L.P. and GPLP, GRT affiliates, as co-borrowers, borrowed $44 million from KeyBank National Association. The loan was represented by a promissory note secured by a first mortgage lien on Montgomery Mall in Montgomery, Alabama. The loan requires that the borrowers make interest only periodic payments, but prepayments of principal are also permitted without penalty. The new loan matures on February 1, 2006, at which time all outstanding principal and accrued interest shall be due and payable, and bears interest at a variable rate of LIBOR plus 1.85% per annum. The loan features three separate options under which the borrowers may select to extend the loan for an additional six months. A condition to the borrowers exercising an extension option is that they must pay down the outstanding principal to at least $25 million. The proceeds of the loan were used to pay off $43.9 million of fixed rate mortgage notes on Montgomery Mall with the remaining $100 being applied to pay down the Company’s credit facility.

ITEM 6.	EXHIBITS

10.106	Offer Letter of Employment to George “Buck” Sappenfield, Sr., dated May 9, 2005 (incorporated by reference to the Company’s Form 8-K filed with the SEC on May 17, 2005).

10.107
Severance Benefits Agreement, dated May 16 2005, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb (incorporated by reference to the Company’s Form 8-K filed with the SEC on May 17, 2005).

10.108
Severance Benefits Agreement, dated May 16 2005, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and George “Buck” Sappenfield, Sr. (incorporated by reference to the Company’s Form 8-K filed with the SEC on May 17, 2005).

10.109	Offer Letter of Employment to Robert Beffa, dated June 29, 2005 (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 11, 2005).

10.110
Severance Agreement and Release of All Claims between William G. Cornely, Glimcher Realty Trust, its affiliated and subsidiary entities, and its shareholders, directors, officers, agents, employees, successors and assigns, dated as of July 1, 2005 (incorporated by reference to the Company’s Form 8-K filed with the SEC on July 11, 2005).

10.111	Promissory Note, dated as of July 15, 2005, issued by EM Columbus, LLC in the amount of Six Million Dollars ($6,000,000).

10.112	Open-End Mortgage Modification of Mortgage and Note, dated July 15, 2005, by and between EM Columbus, LLC and The Huntington National Bank.

10.113	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties Corporation to The Huntington National Bank.

10.114	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties, L.P. to The Huntington National Bank.

10.115
Promissory Note, dated as of July 31, 2005, issued by Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. (each as co-borrower) to the order of to KeyBank National Association in the principal amount of $44,000,000.

10.116	Term Loan Agreement, dated as of July 31, 2005, between Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. (each as co-borrower) and KeyBank National Association.

10.117	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing made by Montgomery Mall Associates, L.P. in favor of KeyBank National Association, dated as of July 31, 2005.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Michael P. Glimcher

Michael P. Glimcher President, Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ Mark E. Yale

Mark E. Yale Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Dated: August 2, 2005