Form 10-Q
period 2005-09-30
GLIMCHER REALTY TRUST
filed 2005-10-27
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of October 25, 2005, there were 36,504,976 Common Shares of Beneficial Interest (“Common Shares”) outstanding, par value $0.01 per share.

1 of 27 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	September 30, 2005	December 31, 2004
Investment in real estate:
Land	$291,997	$304,175
Buildings, improvements and equipment	1,837,134	1,925,283
Developments in progress	43,772	21,182
	2,172,903	2,250,640
Less accumulated depreciation	455,773	435,821
Property and equipment, net	1,717,130	1,814,819
Deferred costs, net	18,258	18,889
Assets held for sale	75,178	1,590
Investment in real estate, net	1,810,566	1,835,298

Cash and cash equivalents	9,709	8,446
Restricted cash	17,369	16,330
Tenant accounts receivable, net	48,568	51,873
Deferred expenses, net	9,310	9,449
Prepaid and other assets	27,662	25,628
Total assets	$1,923,184	$1,947,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,301,083	$1,328,604
Notes payable	129,000	74,000
Accounts payable and accrued expenses	58,694	53,892
Distributions payable	23,406	23,186
Total liabilities	1,512,183	1,479,682

Minority interest in operating partnership	17,001	23,520

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,379,266 and 35,682,858 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	364	357
Additional paid-in capital	543,983	534,286
Unvested restricted shares	(1,185)	-
Distributions in excess of accumulated earnings	(359,129)	(300,786)
Accumulated other comprehensive loss	(33)	(35)
Total shareholders’ equity	394,000	443,822
Total liabilities and shareholders’ equity	$1,923,184	$1,947,024

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2005	2004
Revenues: Minimum rents	$54,037	$49,722
Percentage rents	1,428	1,615
Tenant reimbursements	24,011	22,930
Other	5,300	4,734
Total revenues	84,776	79,001

Expenses:
Property operating expenses	18,576	17,690
Real estate taxes	9,646	8,952
	28,222	26,642
Provision for doubtful accounts	1,270	1,407
Other operating expenses	2,400	1,793
Depreciation and amortization	18,207	17,647
General and administrative	3,647	3,621
Total expenses	53,746	51,110

Operating income	31,030	27,891

Interest income	90	33
Interest expense	21,208	21,361
Income before minority interest in operating partnership and discontinued operations	9,912	6,563
Minority interest in operating partnership	(618)	1,830
Income from continuing operations	10,530	4,733
Discontinued operations:
Impairment loss	(15,018)	-
Gain on sale of properties	1,737	18,777
Income from operations	409	1,153
Net (loss) income	(2,342)	24,663
Less: Preferred stock distributions	4,360	4,360
Net (loss) income available to common shareholders	$(6,702)	$20,303

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.14	$0.06
Discontinued operations	$(0.33)	$0.51
Net (loss) income	$(0.19)	$0.57

Diluted:
Continuing operations	$0.14	$0.06
Discontinued operations	$(0.32)	$0.50
Net (loss) income	$(0.18)	$0.56

Weighted average common shares outstanding	36,146	35,574
Weighted average common shares and common share equivalent outstanding	39,956	39,547

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net (loss) income	$(2,342)	$24,663
Other comprehensive income (loss) on derivative instruments, net	2	(11)
Comprehensive (loss) income	$(2,340)	$24,652

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2005	2004
Revenues: Minimum rents	$154,668	$149,967
Percentage rents	4,170	4,385
Tenant reimbursements	70,998	70,258
Other	14,971	16,261
Total revenues	244,807	240,871

Expenses:
Property operating expenses	52,946	55,089
Real estate taxes	28,530	26,492
	81,476	81,581
Provision for doubtful accounts	3,461	4,159
Other operating expenses	7,016	6,788
Depreciation and amortization	56,156	53,752
General and administrative	15,469	10,121
Total expenses	163,578	156,401

Operating income	81,229	84,470

Interest income	211	175
Interest expense	63,082	68,169
Equity in income of unconsolidated entities, net	-	3
Income before minority interest in operating partnership and discontinued operations	18,358	16,479
Minority interest in operating partnership	(577)	2,135
Income from continuing operations	18,935	14,344
Discontinued operations:
Impairment loss	(16,393)	-
Gain on sale of properties	1,703	21,797
Income from operations	2,488	5,511
Net income	6,733	41,652
Less: Preferred stock distributions	13,078	13,158
Less: Preferred stock redemption	-	4,878
Net (loss) income available to common shareholders	$(6,345)	$23,616

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.13	$(0.03)
Discontinued operations	$(0.31)	$0.70
Net (loss) income	$(0.18)	$0.67

Diluted:
Continuing operations	$0.13	$(0.04)
Discontinued operations	$(0.31)	$0.69
Net (loss) income	$(0.17)	$0.65

Weighted average common shares outstanding	35,900	35,402
Weighted average common shares and common share equivalent outstanding	39,831	39,416

Cash distributions declared per common share of beneficial interest	$1.4424	$1.4424

Net income	$6,733	$41,652
Other comprehensive income on derivative instruments, net	2	1,194
Comprehensive income	$6,735	$42,846

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities: Net income	$6,733	$41,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,680	4,864
Depreciation and amortization	58,531	59,193
Loan fee amortization	1,989	3,789
Income of unconsolidated entities, net	-	(3)
Capitalized development costs charged to expense	359	140
Minority interest in operating partnership	(577)	2,135
Gain on sales of properties - discontinued operations	(1,703)	(21,797)
Impairment losses	16,393	-
Gain on sales of outparcels	(524)	(579)

Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(374)	(886)
Prepaid and other assets	(2,035)	(1,581)
Accounts payables and accrued expenses	5,457	(7,992)

Net cash provided by operating activities	87,929	78,935

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(65,487)	(63,393)
Proceeds from sale of outparcels	1,560	2,228
Proceeds from sales of properties	19,000	111,399
(Payments to) withdrawals from restricted cash	(1,038)	5,235
Additions to deferred expenses	(5,710)	(5,217)

Net cash (used in) provided by investing activities	(51,675)	50,252

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	55,000	(16,800)
Proceeds from issuance of mortgage notes payable	56,643	231,500
Principal payments on mortgage and other notes payable	(83,843)	(305,492)
Loss on extinguishment of debt	-	557
Proceeds from the issuance of Series G Preferred Shares, net of underwriting costs of $5,198	-	144,802
Redemption of Series B Preferred Shares	-	(127,950)
Dividend reinvestment and Share Purchase Plan	6,962	8,881
Cash distributions	(69,753)	(68,895)

Net cash used in financing activities	(34,991)	(133,397)

Net change in cash and cash equivalents	1,263	(4,210)

Cash and cash equivalents, at beginning of period	8,446	11,040

Cash and cash equivalents, at end of period	$9,709	$6,830

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At September 30, 2005, the Company owned and operated a total of 39 Properties consisting of 24 Malls and 15 Community Centers of which 12 Properties are being held for sale, see Note 3. The “Company” refers to Glimcher Realty Trust, Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,”“OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of September 30, 2005, GRT was a limited partner in GPLP with a 91.3% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Included in tenant accounts receivables, net are straight-line receivables of $25,971 and $25,643 at September 30, 2005 and December 31, 2004, respectively. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Estimated recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of licensing agreement revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collection and the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience. Tenant accounts receivable in the accompanying balance sheets are stated net of the allowance for doubtful accounts of $8,056 and $8,545 at September 30, 2005 and December 31, 2004, respectively.

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

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Cash allowances paid for improvements to real estate owned by retailers are capitalized as contract intangibles and amortized over the life of the operating agreement. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred.

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

Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. At September 30, 2005, twelve Properties were classified as held for sale.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options because the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income (loss) available to common shareholders would have been decreased $0 and $10 for the three months ended September 30, 2005 and September 30, 2004, respectively and $4 and $30 for the nine months ended September 30, 2005 and September 30, 2004, respectively. There would have been no changes in reported basic or diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

As a result of the Company’s acquisitions of joint venture interests owned by third parties, the Company had non-cash debt assumptions and issued OP Units. The debt assumed was $193,190 for the nine months ending September 30, 2004. In January 2004, the Company issued 594,342 new OP Units with an approximate value of $13,564 in connection with the acquisition of the remaining joint venture interests in Polaris Fashion Place, an approximately 1.6 million square foot upscale regional Mall located in Columbus, Ohio. Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $1,537 and $272 as of September 30, 2005 and September 30, 2004, respectively.

Share distributions of $17,491 and $17,157 and Operating Partnership distributions of $1,556 and $1,670 had been declared, but not paid as of September 30, 2005 and December 31, 2004, respectively. Series F cumulative preferred share distributions of $1,313 had been declared, but not paid as of September 30, 2005 and December 31, 2004. Series G cumulative preferred share (“Series G Preferred Shares”) distributions of $3,047 and $3,046 had been declared but not paid as of September 30, 2005 and December 31, 2004, respectively.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statement of income required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements to conform to the 2005 presentation.

3.	Assets Held for Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. In the third quarter of 2005, management committed to a plan to sell twelve Properties and initiated an active program to market them. Accordingly, these assets were reclassified as held for sale as of September 30, 2005. Impairment losses on held for sale properties totaled $15,018 and $16,393 for the three months and nine months ended September 30, 2005, respectively. In addition to classifying these properties as held for sale, the financial results, including any impairment charges of these properties are reported as discontinued operations and the net book value of the assets are reflected as held for sale on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Mortgage Notes Payable as of September 30, 2005 and December 31, 2004 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2005	2004	2005	2004
Fixed Rate:
Weberstown Mall, LLC	$19,193	$19,383	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	33,644	33,985	8.35%	8.35%		(a)	$32,615	(d)
Colonial Park Mall, LP	33,101	33,459	7.73%	7.73%		(a)	$32,033	(d)
Mount Vernon Venture, LLC	8,892	8,968	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC	44,750	45,292	7.84%	7.84%		(a)	$42,302	(e)
Morgantown Mall Associates, LP	53,601	54,227	6.89%	6.89%		(a)	$50,823	(e)
Grand Central, LP	48,755	49,276	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	39,317	39,606	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	41,067	41,387	8.20%	8.20%		(a)	$38,543	(f)
Glimcher Ashland Venture, LLC	25,428	25,770	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	56,917	57,481	8.27%	8.27%		(a)	$49,864	(g)
Glimcher WestShore, LLC	97,182	98,275	5.09%	5.09%		(a)	$84,824	September 9, 2012
University Mall,, LP	64,157	65,050	7.09%	7.09%		(a)	$52,524	(h)
PFP Columbus, LLC	145,004	146,631	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	135,831	137,285	5.42%	5.42%		(a)	$116,922	(i)
JG Elizabeth, LLC	162,001	163,827	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	111,271	112,423	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	60,541	61,107	7.54%	7.54%		(a)	$49,969	(j)
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,199,652	1,212,432
Variable Rate/Bridge:
Montgomery Mall Associates, LP	25,000	-	5.60%		(k)	(b)	$25,000	February 1, 2006
GM Olathe, LLC	30,000	30,000	5.77%	4.40%	(l)	(b)	$30,000	June 9, 2006
Glimcher Columbia, LLC	7,787	7,955	6.19%	4.78%	(m)	(a)	$7,595	August 1, 2006
EM Columbus, LLC	36,643	24,000	5.83%	4.42%	(n)	(b)	$36,643	January 1, 2007
	99,430	61,955
Other:
Fair value adjustment -
Polaris Center, LLC	2,001	2,322
Extinguished debt	-	51,895

Total Mortgage Notes Payable:	$1,301,083	$1,328,604

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures in October 2027, with an optional prepayment date on October 11, 2007.
(e)	The loan matures in September 2028, with an optional prepayment date on September 11, 2008.
(f)	The loan matures in June 2030, with an optional prepayment date on June 1, 2010.
(g)	The loan matures in July 2027, with an optional prepayment date on July 11, 2012.
(h)	The loan matures in January 2028, with an optional prepayment date on January 11, 2013.
(i)	The loan matures in June 2033, with an optional prepayment date on June 11, 2013.
(j)	The loan matures in September 2029, with an optional prepayment date on February 11, 2015.
(k)	Interest rate of LIBOR plus 185 basis points.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 250 basis points.
(n)	Interest rate of LIBOR plus 200 basis points.

All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,632,873 and $1,654,690 at September 30, 2005 and December 31, 2004, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Additionally, two of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrower SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $84,430 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Notes Payable

During the third quarter, the Company closed on an amendment to its credit facility (the “Amended Credit Facility”). The Amended Credit Facility increases the borrowing availability from $150,000 to $300,000, changed the facility from a secured to an unsecured facility and extended the maturity date from October 2006 to August 2008 and has a one-year extension option available to the Company. The Amended Credit Facility is expandable to $400,000, provided there is no default under the Amended Credit Facility and provided one or more participating lenders agree to increase their funding commitment or one or more new participating lenders are added to the facility. The interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon the Company’s ratio of debt to total asset value. The Amended Credit Facility contains customary covenants, representations, warranties and events of default for facilities of this nature, including maintenance of a specified minimum net worth requirement, total debt to total asset value ratio; secured debt to total asset value ratio; interest coverage ratio and fixed charge coverage ratio. Management believes they are in compliance with the covenants as of September 30, 2005.

At September 30, 2005, the outstanding balance on the Amended Credit Facility was $129,000. Additionally, $4,700 represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility at September 30, 2005. As of September 30, 2005, the unused balance of the Amended Credit Facility available to the Company was $166,300 and the interest rate was 5.01%.

At December 31, 2004, the outstanding balance on the prior credit facility was $74,000. Additionally, $4,600 represents a holdback on the available balance for letters of credit issued under the prior credit facility at December 31, 2004. As of December 31, 2004, the unused balance of the prior credit facility available to the Company was $71,400 and the interest rate was 4.10%.

6.	Restricted Stock

Pursuant to GRT’s 2004 Incentive Compensation Plan, 5,000 shares of restricted common stock were granted during the three month period ended September 30, 2005 and a total of 56,666 shares for the nine months ending September 30, 2005. These shares vest in one-third installments on the anniversary date of the recipient’s award agreement over a three-year period. As this restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

7.	Preferred Shares

GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate 100,000,000 shares of GRT, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

On February 27, 2004, GRT redeemed the 5,118,000 Series B cumulative preferred shares (“Series B Preferred Shares”). Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the distributions accrued and unpaid. The total amount used to redeem the shares, including accrued dividends, was $129,824. GRT recorded a reduction to net earnings available to common shareholders of $4,878 during the nine months ended September 30, 2004, as required under Emerging Issues Task Force Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” This charge represents costs that were incurred and recorded in “Additional Paid In Capital” at the time of the initial issuance of the Series B Preferred Shares in 1997.

On February 23, 2004, GRT completed a $150,000 public offering of 6,000,000 shares of 8.125% Series G Preferred Shares. Aggregate net proceeds of the offering were $145,300. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16,900 of the Company’s prior credit facility, which was drawn upon to pay off $17,000 of subordinated mortgage debt relating to the Company’s Great Mall of the Great Plains in Olathe, Kansas on February 9, 2004.

8.	Commitments and Contingencies

At September 30, 2005, there were 3.2 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Share at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at September 30, 2005 is $80,600 based upon a per unit value of $24.91 at September 30, 2005, (based upon a five-day average of the Common Share price from September 23, 2005 to September 29, 2005).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company has reserved $769 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

9.	Earnings Per Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

For the Three Months Ended September 30,
2005			2004
Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income from continuing operations	$10,530			$4,733
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments (1)	(1,067)			1,814
Income from continuing operations	$5,103	36,146	$0.14	$2,187	35,574	$0.06

Discontinued operations	$(12,872)			$19,930
Minority interest adjustments (1)	1,067			(1,814)
Discontinued operations	$(11,805)	36,146	$(0.33)	$18,116	35,574	$0.51

Diluted EPS
Income from continuing operations	$10,530	36,146		$4,733	35,574
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments	(618)			1,830
Operating Partnership Units		3,267			3,563
Options		489			410
Restricted Shares		54

Income from continuing operations	$5,552	39,956	$0.14	$2,203	39,547	$0.06

Discontinued operations	$(12,872)	39,956	$(0.32)	$19,930	39,547	$0.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

For the Nine Months Ended September 30,
2005			2004
Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Income from continuing operations	$ 18,935			$ 14,344
Less: Preferred stock dividends	(13,078)			(13,158)
Less: Preferred stock redemption	-			(4,878)
Minority interest adjustments (1)	(1,059)			2,500
Income from continuing operations	$4,798	35,900	$0.13	$(1,192)	35,402	$(0.03)

Discontinued operations	$(12,202)			$27,308
Minority interest adjustments (1)	1,059			(2,500)
Discontinued operations	$(11,143)	35,900	$(0.31)	$24,808	35,402	$0.70

Diluted EPS
Income from continuing operations	$18,935	35,900		$14,344	35,402
Less: Preferred stock dividends	(13,078)			(13,158)
Less: Preferred stock redemption	-			(4,878)
Minority interest adjustments	(577)			2,135
Operating Partnership Units		3,404			3,555
Options		495			459
Restricted Shares		32

Income from continuing operations	$5,280	39,831	$0.13	$(1,557)	39,416	$(0.04)

Discontinued operations	$(12,202)	39,831	$(0.31)	$27,308	39,416	$0.69

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 344 and 430 for the nine months ended September 30, 2005, and 2004, respectively.

10.	Discontinued Operations

Financial results of Properties the Company sold in previous periods are reflected in discontinued operations for all periods reported. For the nine months ended September 30, 2005, the Company sold one Community Center and one Mall for $13,750 resulting in a gain of $1,703. For the nine months ended September 30, 2004, the Company sold 28 Community Centers for $111,399 resulting in a net gain of $21,797. Total revenues for the Properties previously sold and classified as held for sale were $3,864 and $5,903 for the three months ended September 30, 2005 and 2004, respectively and $14,293 and $23,113 for the nine months ended September 30, 2005 and 2004, respectively.

11.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall (OH), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 10.9 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $381 and $491 for the nine months ended September 30, 2005 and 2004, respectively. The net book value of the above-market leases is $5,777 and $6,742 as of September 30, 2005 and December 31, 2004, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $14,064 and $15,655 as of September 30, 2005 and December 31, 2004, respectively and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,580 and $3,827 as of September 30, 2005 and December 31, 2004, respectively and is included in prepaid and other assets on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, tenant bankruptcies, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company to make additional investments in regional mall properties and redevelopment of properties, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, increase in impairment charges, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,”“we,”“us” and “our” are references to GRT, Glimcher Properties Limited Partnership, as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls” or “Mall Properties”) and community shopping centers (“Community Centers”). As of September 30, 2005, we owned and managed 39 Properties, consisting of 24 Mall Properties and 15 Community Centers (including one single tenant retail property) located in 17 states. The Properties contain an aggregate of approximately 24.1 million square feet of gross leasable area (“GLA”) of which approximately 88.1% was occupied at September 30, 2005.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred during the fiscal quarter ended September 30, 2005.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) available to common shareholders	$(6,702)	$20,303	$(6,345)	$23,616
Add back (less):
Real estate depreciation and amortization	18,123	18,322	56,922	57,533
Share of joint venture real estate depreciation and amortization	-	-	-	39
Minority interest in operating partnership	(618)	1,830	(577)	2,135
Discontinued operations: Gain on sales of properties	(1,737)	(18,777)	(1,703)	(21,797)
Funds from operations	$9,066	$21,678	$48,297	$61,526

FFO decreased 21.5% or $13.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we incurred a $16.4 million impairment charge to FFO in connection with properties that were either sold or held for sale. Also contributing to this decrease to FFO was a $7.2 million reduction in net operating income previously generated from the 29 Community Centers sold during 2004 as well as those properties that were disposed of during the nine months ended September 30, 2005. Lastly, general and administrative costs increased by $5.3 million. This increase is related to a $3.3 million charge for employment related matters and increased costs associated with corporate governance.

Offsetting these decreases in FFO was lower overall interest expense of approximately $5.6 million and a $3.9 million greater contribution from our Mall portfolio in 2005. The decrease in interest expense was driven primarily by lower outstanding borrowings for the nine months ended September 30, 2005 as compared with the same period ending September 30, 2004. We also incurred a $4.9 million charge associated with the original issuance costs of the Company’s Series B cumulative preferred shares of beneficial interest (“Series B Preferred Shares”) that were redeemed during the first quarter of 2004.

Results of Operations - Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

Total revenues increased 7.3%, or $5.8 million for the three months ended September 30, 2005 compared to the same period last year. Lease termination income was $3.1 million higher, minimum rents were up $1.2 million, tenant reimbursements increased by $1.1 million while ice rink and theater revenues were up $570,000. These increases were partially offset by a reduction in overage rents of $187,000.

Minimum rents

Minimum rents increased 8.7%, or $4.3 million, for the three months ended September 30, 2005. The increase is due primarily to higher termination income of $3.1 million in the third quarter of 2005 as compared to same period of 2004. There were also increases in base rent at the Malls of $1.1 million in the third quarter of 2005 compared to the same period of 2004.

Tenant reimbursements

Tenant reimbursements reflect an increase of 4.7%, or $1.1 million, for the three months ended September 30, 2005. The increase in revenue relates to a $1.6 million increase in recoverable expenses to be reimbursed by our tenants.

Other revenues

The $566,000 increase in other revenues is primarily due to the $570,000 increase in theater and ice rink revenues. Increases in box office and concession revenue as well as increases in the “Learn to Skate” program revenue have contributed to growth.

Expenses

Total expenses increased 5.2%, or $2.6 million, for the three months ended September 30, 2005. Real estate taxes and property operating expenses increased $1.6 million, the provision for doubtful accounts decreased $137,000, other operating expenses increased $607,000, depreciation and amortization increased $560,000 and general and administrative expenses increased $26,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 5.9%, or $1.6 million, for the three months ended September 30, 2005. A tax reform act in Ohio was enacted in June 2005 with a retroactive impact effective to January 1, 2005 relating to the calculation of commercial property real estate tax. This change resulted in an increase of $694,000 in real estate tax for our Ohio Properties. Property operating expenses increased by $886,000, primarily due to increases in utility expenses.

Provision for doubtful accounts

The provision for doubtful accounts was $1.3 million, or 1.5% of revenue, for the three months ended September 30, 2005 and $1.4 million, or 1.8% of revenue, for the corresponding period in 2004. The improvement relates primarily to a provision of $530,000 recorded in the three months ended in September of 2004 related to amounts previously billed for tenant’s share of utilities. No such charge occurred in the three months ended September 30, 2005.

Other operating expenses

Other operating expenses were $2.4 million for the three months ended September 30, 2005 compared to $1.8 million for the corresponding period in 2004. The increase is due to higher legal fees at the property level in addition to increased expenses associated with volume increases at the theater and ice rink.

Depreciation and amortization

The $560,000 increase in depreciation and amortization for the three months ended September 30, 2005 is primarily the result of write-offs for spaces vacated by anchor tenants.

General and administrative

General and administrative expense was $3.6 million and represented 4.3% of total revenues for the three months ended September 30, 2005 compared to $3.6 million and 4.6% of total revenues for the corresponding period in 2004.

Interest expense/capitalized interest

Interest expense decreased 0.7%, or $0.2 million for the three months ended September 30, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Three Months Ended September 30,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,372,150	$1,368,054	$4,096
Average rate	6.21%	6.09%	0.12%

Total interest	$21,303	$20,829	$474
Amortization of loan fees	666	657	9
Capitalized interest and other	(761)	(125)	(636)
Interest expense	$21,208	$21,361	$(153)

The increase in capitalized interest expense was primarily due to a significant increase in construction activity related to the Company’s redevelopment program.

Results of Operations - Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

Total revenues increased 1.6%, or $3.9 million for the nine months ended September 30, 2005 compared to the same period last year. Lease termination income was $3.1 million higher, minimum rents were up $1.6 million, tenant recoveries increased by $740,000 while ice rink and theater revenues were up $414,000. These increases were partially offset by a reduction of $1.1 million in short-term tenant revenue, reduced proceeds from the sale of outparcels of $668,000 and lower overage rents of $215,000.

Minimum rents

Minimum rents increased 3.1%, or $4.7 million, for the nine months ended September 30, 2005. The increase is due to higher termination income of $3.1 million and an increase of $1.6 million in base rent at the Malls.

Tenant reimbursements

Tenant reimbursements reflect an increase of 1.1%, or $740,000, for the nine months ended September 30, 2005. The increase in revenue relates to improved recovery rates resulting from improved store occupancy and lower operating expenses at the Properties.

Other revenues

The $1.3 million decrease in other revenues is primarily due to $1.6 million received from the sale of outparcels for the nine months ended September 30, 2005 as compared to $2.2 million for the same period last year. In addition, licensing agreement revenue decreased $1.1 million related to the successful efforts to move short-term specialty tenants into long-term relationships, resulting in an increase to Mall Property base rents. The decreases were partially offset by increased revenue at the theater and ice rink.

Expenses

Total expenses increased 4.6%, or $7.2 million, for the nine months ended September 30, 2005. Real estate taxes and property operating expenses decreased $105,000, the provision for doubtful accounts decreased $698,000, other operating expenses increased $228,000, depreciation and amortization increased $2.4 million, and general and administrative expenses increased $5.3 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses decreased 0.1%, or $105,000, for the nine months ended September 30, 2005. The $2.0 million, or 7.7%, increase in real estate tax expenses that resulted from increases in the assessed value of several Properties and a change in the calculation of commercial property real estate tax at our Ohio Properties was more than offset by a reduction in property operating expenses of $2.1 million that was due primarily to savings from bringing housekeeping and security services in house.

Provision for doubtful accounts

The provision for doubtful accounts was $3.5 million for the nine months ended September 30, 2005 and $4.2 million for the corresponding period in 2004. The decrease relates to a 12% reduction in the billed accounts receivable balance since September 2004 and certain tenant issues that occurred in 2004 that required an incremental provision for doubtful accounts.

Other operating expenses

Other operating expenses were $7.0 million for the nine months ended September 30, 2005 compared to $6.8 million for the corresponding period in 2004. The increase is due to higher legal fees at the Properties.

Depreciation and amortization

The $2.4 million increase in depreciation and amortization for the nine months ended September 30, 2005, is primarily the result of write-offs for spaces vacated by anchor tenants.

General and administrative

General and administrative expense was $15.5 million and represented 6.3% of total revenues for the nine months ended September 30, 2005 compared to $10.1 million and 4.2% of total revenues for the corresponding period in 2004. The increase is due primarily to a $3.3 million charge relating to employment agreements, higher professional fees associated with corporate governance initiatives and increased corporate salaries.

Interest expense/capitalized interest

Interest expense decreased 7.5%, or $5.1 million for the nine months ended September 30, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Nine Months Ended September 30,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,385,552	$1,410,636	$(25,084)
Average rate	6.04%	6.06%	(0.02)%

Total interest	$62,766	$64,113	$(1,347)
Amortization of loan fees	1,944	3,666	(1,722)
Capitalized interest and other	(1,628)	390	(2,018)
Interest expense	$63,082	$68,169	$(5,087)

Costs associated with early extinguishment of debt, which are reflected in interest expense, are $1.8 million for the nine months ended September 30, 2004. Of this cost, $1.2 million is included in amortization of loan fees and represents the acceleration of loan fee amortization associated with the refinancing of mortgages. The variance in capitalized interest and other expense was due to a significant increase in construction activity ($1.1 million), the settlement of an interest rate swap ($391,000) and fees associated with the mortgage refinancing noted above ($557,000).

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

At September 30, 2005, the Company’s total-debt-to-total-market capitalization was 54.8%, compared to 52.0% per annum at December 31, 2004 and 54.6% at September 30, 2004. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price).

	September 30, 2005	September 30, 2004
Stock Price (end of period)	$24.47	$24.30
Market Capitalization Ratio:
Common Shares outstanding	36,379	35,586
OP Units outstanding	3,237	3,563
Total Common Shares and units outstanding at end of period	39,616	39,149

Market capitalization - Common Shares outstanding	$890,195	$864,740
Market capitalization - OP Units outstanding	79,209	86,581
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,430,083	1,397,134
Total market capitalization	$2,609,487	$2,558,455

Total debt / total market capitalization	54.8%	54.6%

On March 24, 2004, we filed a universal shelf registration statement with the SEC. This registration statement permits us to engage in offerings of debt securities, preferred and common shares, warrants, rights to purchase our common shares, purchase contracts and any combination of the foregoing. The registration statement was declared effective on April 6, 2004. The amount of securities registered was $400 million, all of which is currently available for future offerings.

Discussion of Consolidated Statements of Cash Flows

Net cash provided by operating activities was $87.9 million for the quarter ended September 30, 2005. This amount represents a $9.0 million increase as compared to the same period last year.

Cash flows from investing activities

Net cash used by investing activities was $51.7 million for the nine months ended September 30, 2005 as compared to $50.3 million provided by for the nine months ended September 30, 2004. During 2005, we spent $65.5 million towards our investment in real estate. Of this amount, $41.0 million was spent on constructing additional GLA, primarily at Eastland Mall, (OH), The Mall at Fairfield Commons, Montgomery Mall, Lloyd Center, Northtown Mall, Great Mall of the Great Plains and the purchase of vacant anchor space at Polaris Fashion Place. We also spent $9.5 million on tenant improvements and allowances to re-tenant existing space. Lastly we spent $7.6 million associated with the acquisition of land in connection with the development of a department store anchored retail project to serve the Cincinnati, Ohio market (“City Park development”). The remaining amounts were spent on operational capital expenditures. Offsetting these capital outlays, we received $20.6 million from the sale of Southside Mall, Buckhannon Plaza and the former Lord & Taylor anchor space at Polaris Fashion Place and three outparcels.

For the nine months ended September 30, 2004, we spent $63.4 million on our investment in real estate. Of this amount, $42.9 million was paid for the acquisition of the remaining joint venture interests in Polaris Fashion Place and Polaris Towne Center (the “Polaris acquisition”), $7.4 million on our existing portfolio to create new GLA to generate incremental revenue sources and $12.7 million on second-generation capital expenditures. Also, we sold twenty-eight Community Centers and three outparcels for $113.6 million. The proceeds on these sales were used to pay down our outstanding variable rate debt.

Cash flows from financing activities

Net cash used in financing activities was $35.0 million for the nine months ended September 30, 2005 as compared to $133.4 million used for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we paid $83.8 million for principal payments on existing mortgage debt. This amount consisted of the extinguishment of the existing mortgage on Montgomery Mall and Southside Mall as well as normal principal payments. We also paid $69.8 million in dividends. Offsetting these payments were $56.6 million received from the issuance of mortgage notes payable. These funds were received in connection with the new $44.0 million mortgage loan on Montgomery Mall and proceeds of $12.6 million for the construction loan in connection with the redevelopment activities at Eastland Mall (OH). Also, we received $55.0 million from our credit facility. These proceeds were used to fund numerous redevelopment projects that are currently ongoing.

During the nine months ended September 30, 2004, net proceeds were received from the issuance of $150 million of the Series G cumulative preferred shares of beneficial interest (“Series G Preferred Shares”), which totaled a net amount of $144.8 million. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable. During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165 million permanent mortgage loan. Also, we refinanced the Great Mall of the Great Plains with a $30 million two-year bridge facility. In the first quarter, we received $36.5 million that was used to fund the Polaris acquisition. Cash used to repay mortgage notes payable was $305.5 million. This amount can be attributed to the refinancing of Jersey Gardens Mall and the Great Mall of the Great Plains. Also, as a result of the sale of Community Centers in the third quarter of 2004, we paid off the bridge facility associated with the Polaris acquisition and satisfied the mortgage on River Valley Mall as well as additional principal payments required under our fixed rate debt mortgages. We also paid $68.9 million in dividend distributions for the nine months ended September 30, 2004.

Financing Activity

Total debt increased by $27.5 million during the first nine months of 2005. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2004	$1,328,604	$74,000	$1,402,604
New mortgage debt	56,643		56,643
Repayment of debt	(70,481)		(70,481)
Debt amortization payments in 2005	(13,362)	-	(13,362)
Amortization of fair value adjustment	(321)	-	(321)
Net borrowings, credit facility	-	55,000	55,000
September 30, 2005	$1,301,083	$129,000	$1,430,083

At September 30, 2005, our mortgage notes payable were collateralized with first mortgage liens on 24 Properties having a net book value of $1,632.9 million. We also owned 15 unencumbered Properties and other corporate assets having a net book value of $159.4 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $81.8 million and represent one Community Center and three Malls. Properties under such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $42.5 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $39.3 million.

In the third quarter of 2005, we entered into one new financing arrangement and modified three existing arrangements. On July 15, 2005, we entered into an agreement under which we may borrow from time to time up to an additional $6 million, on the redevelopment loan for our Eastland Mall (OH) property until January 1, 2007, its maturity date. Our obligation to repay the loan is evidenced by a promissory note secured by a first mortgage lien on Eastland Mall (OH). This new loan increases the total loan availability for our Eastland Mall (OH) redevelopment financing from $36 million to $42 million. This loan bears interest at LIBOR plus 2.00% per annum. Additionally, on July 22, 2005, we extended the maturity date on our East Point Plaza mortgage loan from August 1, 2005 to August 1, 2006. On August 1, 2005, we entered into a $44 million promissory note secured by a first mortgage lien on Montgomery Mall in Montgomery, Alabama. The new mortgage loan matures on February 1, 2006 and bears interest at a variable rate of LIBOR plus 1.85% per annum. The loan features three separate options under which the borrowers may select to extend the loan for an additional six months. The proceeds of the loan were used to pay off $43.9 million of fixed rate mortgage notes on Montgomery Mall. As a condition of the loan agreement, we paid down the outstanding balance to $25 million upon closing on our Amended Credit Facility. The final modification of an existing arrangement was amending our former secured line of credit (“Prior Credit Facility”) to increase the borrowing availability from $150 million to $300 million and convert it from a secured facility to an unsecured facility (“Amended Credit Facility”) that matures in August 2008 with a one-year extension option available to the Company. The Amended Credit Facility is expandable to $400 million, subject to certain conditions, and the interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon our ratio of debt to total asset value. The Amended Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement, total debt to total asset value ratio; secured debt to total asset value ratio; interest coverage ratio and fixed charge coverage ratio.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are included in the consolidated balance sheet and the nature of the obligations are disclosed in the notes to the consolidated financial statements.

At September 30, 2005, we had the following obligations relating to dividend distributions. In the third quarter of 2005, the Company declared distributions of $0.4808 per common share, to be paid during the fourth quarter of 2005. The Series F cumulative preferred shares of beneficial interest (“Series F Preferred Shares”) and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $16.5 million and $44.4 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at September 30, 2005 was $5.7 million.

At September 30, 2005, there were 3.2 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at September 30, 2005 is $80.6 million based upon a per unit value of $24.91 at September 30, 2005, (based upon a five-day average of the Common Stock price from September 23, 2005 to September 29, 2005).

At September 30, 2005, we had executed leases and operating agreements committing to $29.4 million in tenant allowances. The leases will generate gross rents which approximate $66.6 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments as well as a contract to purchase various land parcels for a development project. These obligations total $17.0 million at September 30, 2005.

Commercial Commitments

The Amended Credit Facility terms are discussed in Note 5 to the consolidated financial statements.

The standby letters of credits are for utility deposits ($150,000), a mortgage guarantee for The Mall at Fairfield Commons (“MFC”) ($4.0 million) and certain tenant and capital improvements ($521,000). These letters of credit will be released upon completion of specific requirements for certain tenants. We expect the tenants to meet the requirements and do not anticipate any payment to be required on these letters of credit.

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

We plan to invest approximately $51.0 million in redevelopment activity during the remaining part of 2005. These projects focus primarily on eight Mall Properties. We also plan to invest a total of $18.0 million in property capital expenditures for both operational needs and tenant improvements in 2005. In the first nine months of 2005, we spent $35.7 million for redevelopment activities, $9.5 million for tenant improvements and $4.5 million for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

We have plans to add lifestyle retail components to Dayton Mall located in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project will include façade renovation and the addition of 97,000 square feet in an open-air center.

Eastland Mall located in Columbus, Ohio was acquired in December 2003 with redevelopment plans existing at the time of the acquisition. The expansion at this Mall includes the addition of a 120,000 square foot Kaufmann’s anchor store, approximately 30,000 square feet of outward facing retail, interior renovations (including a children’s soft play area) and new in-line tenants. We have installed additional amenities, including a state-of-the-art security system, comfortable seating and carpeted areas that will enhance the shopping experience. The new Kaufmann’s store opened in October 2005.

The Polaris Fashion Place redevelopment project centers around a replacement anchor for the parcel and building vacated by Lord & Taylor (the “Lord & Taylor parcel”). On May 16, 2005, we purchased the Lord & Taylor parcel from The May Department Stores Company. On July 20, 2005, we sold the Lord & Taylor parcel to Von Maur, Inc., an Iowa-based fashion specialty retailer (“Von Maur”). Von Maur plans to open their first Ohio store in the 140,000 square foot anchor space during the fourth quarter of 2005. In addition, we are constructing a new approximately 9,450 square foot multi-tenant building. Leasing of the planned multi-tenant building is complete and most of these tenants will also open during the fourth quarter of 2005.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project includes tripling the size of the food court, renovating mall entrances and common areas and adding a new 10,000 square foot freestanding building to house two restaurants and additional specialty stores. Leasing of the new building is complete and tenants openings began during the third quarter and are anticipated to continue during the fourth quarter.

Construction of 22,000 square feet of new freestanding retail GLA is planned at Grand Central Mall in Parkersburg, West Virginia. The new buildings will replace a vacant older structure of 43,000 square feet that has been demolished. We anticipate that the new space will include a large apparel store, a fast-casual restaurant and a sit-down restaurant. Many of these new stores are targeted to open in the last half of 2005.

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

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended September 30, 2005. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended September 30, 2005.

	Mall Properties		Community Centers
	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$155	(2.5)%	$189	(47.9)%
Stores (1)	$333	1.3%	$204	(10.5)%
Total	$241	(0.3)%	$193	(42.3)%

(1)	Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for the twelve months ended September 30, 2005 were $333 per square foot, a 4% improvement from the $320 per square foot reported for the twelve months ended September 30, 2004. Comparable stores sales, which include only those stores open for the twelve months ended September 30, 2005 and the same period of 2004, were also positive. Comparable store sales increased 1.3% for in-line stores.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
Mall Anchors	92.6%	91.3%	91.3%	93.7%	94.5%
Mall Stores	87.5%	88.0%	87.6%	88.5%	85.8%
Total Mall Portfolio	90.8%	90.1%	90.0%	91.8%	91.4%
Comparable Mall Portfolio	90.8%				91.6%
Community Center Anchors	63.9%	63.8%	63.8%	67.9%	66.2%
Community Center Stores	64.8%	63.7%	65.3%	66.6%	69.1%
Total Community Center Portfolio	64.1%	63.8%	64.2%	67.6%	66.9%
Comparable Community Center
Portfolio	64.1%				70.8%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

Mall store occupancy decreased to 87.5% at September 30, 2005 from 88.0% at June 30, 2005, but has improved from 85.8% in the comparable period in 2004. The decrease from June 2005 to September 2005 is consistent with the seasonal decline we experienced in the same period in 2004. The occupancy improvements from September 30, 2004 were primarily from our market dominant Malls. Mall store occupancy in our market dominant Malls improved by more than 400 basis points. Anchor occupancy improved since June 30, 2005, but has declined since September 30, 2004. These available anchor stores have approximately 100,000 square feet projected to open in 2005 that should bring the anchor occupancy in line with the December 31, 2004 occupancy rates by the end of the year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2005, approximately 84.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 7.2 years and a weighted-average interest rate of approximately 6.37%. At December 31, 2004 approximately 89.7% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.9 years, and a weighted-average interest rate of approximately 6.41%. The remainder of our debt at September 30, 2005 and December 31, 2004, bears interest at variable rates with weighted-average interest rates of approximately 5.42% and 4.34%, respectively.

At September 30, 2005 and December 31, 2004, the fair value of our debt (excluding our Prior Credit Facility and Amended Credit Facility) was $1,314.4 million and $1,353.6 million, respectively, compared to its carrying amounts of $1,301.1 million and $1,328.6 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2005 and 2004, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $571,000 and $334,000, respectively for the quarter. Also, the fair value of debt would decrease by approximately $39.7 million and $43.3 million, at September 30, 2005 and December 31, 2004. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $571,000 and $334,000, for the quarter ended September 30, 2005 and 2004, respectively, and increase the fair value of debt by approximately $42.4 million and $46.3 million, at September 30, 2005 and December 31, 2004. We have entered into certain cap and floor agreements which impact this analysis at certain LIBOR rate levels (see note 4 to the consolidated financial statements).

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.119
Severance Benefits Agreement, dated August 17, 2005, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Robert F. Beffa (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 18, 2005).

10.120
Amended and Restated Credit Agreement, dated August 22, 2005, by and among Glimcher Properties Limited Partnership, KeyBank National Association and several other financial institutions (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2005).

10.121
Guaranty, dated August 22, 2005, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2005).

10.122	Form of Note (incorporated by reference to the Company’s Form 8-K filed with the SEC on August 23, 2005).

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: October 27, 2005