Form 10-K
period 2005-12-31
GLIMCHER REALTY TRUST
filed 2006-02-24
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12482

GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	31-1390518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 East Gay Street Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (614) 621-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share
8 ¾% Series F Cumulative Redeemable Preferred Shares of Beneficial
Interest, par value $0.01 per share
8 ⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial
Interest, par value $0.01 per share
New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

Indicated by check mark if the Registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Securities Exchange Act of 1934. Yes [_] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of February 22, 2006, there were 36,561,577 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2005, was $981,042,753.

Documents Incorporated By Reference

Portions of the Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 5, 2006 are incorporated by reference into Part III of this Report.

PART I

This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; tenant bankruptcies; bankruptcies of joint venture partners; rejection of leases by tenants in bankruptcy; the failure to qualify as a REIT (as hereinafter defined); failure to consummate financing, including the repayment of debt; financing and development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; increases in impairment charges; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of properties to take place from time to time; the failure to attract innovative retailers; the failure to complete proposed acquisitions; the failure to sell properties as anticipated; the failure to achieve earnings/Funds From Operations targets or estimates; conflicts of interest with existing joint ventures partners; the failure to complete planned redevelopments of properties; the failure of the Company to make additional investments in regional mall properties; the failure of joint venture relationships; and the failure to fully recover tenant obligations for common area maintenance (“CAM”), taxes and other property expenses, as well as other risks listed from time to time in this Form 10-K and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.  Business

(a)	General Development of Business

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls and community shopping centers (including single tenant retail properties). Enclosed regional and super regional malls in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers (including single tenant retail properties) in which we hold an ownership position are referred to as “Community Centers.” The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.” On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2005, GRT held a 91.6% interest in the Operating Partnership.

GRT, the Operating Partnership and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us” or “our.”

The Company does not engage or pay a REIT advisor. Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)	Narrative Description of Business

General: The Company is a recognized leader in the ownership, management, acquisition and development of regional and super-regional malls. At December 31, 2005, the Properties consisted of 25 Malls (24 wholly-owned and 1 partially owned through a joint venture) containing an aggregate of 22.7 million square feet of gross leasable area (“GLA”) and 11 Community Centers (including one single tenant retail property) containing an aggregate of 1.9 million square feet of GLA. The Company also provides leasing, legal and property management services for Jefferson Pointe, a 545,000 square foot open-air lifestyle retail center in Fort Wayne, Indiana. The Company has no ownership interest in Jefferson Pointe and therefore excludes it from the Company’s reporting of property results. Management fee income earned from managing Jefferson Pointe is reported in the consolidated financial statements.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”). All tenant spaces less than 20,000 square feet and outparcels are considered to be stores. The Company computes occupancy on an economic basis, which means only those spaces where the store is open or the tenant is paying rent are considered as occupied. The Company includes GLA for certain anchors and outparcels that are owned by third parties. Mall anchors, which are owned by third parties and are open, and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics. Community Center anchors owned by third parties are excluded from the Company’s GLA. These differences in treatment between Malls and Community Centers are consistent with industry practice. Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building. The outparcels where a third party owns the land and buildings, but contributes nominal ancillary charges are excluded from GLA.

As of December 31, 2005, the occupancy rate for all of the Properties was 91.9% of GLA. The occupied GLA was leased at 84.9%, 7.9% and 7.2% to national, regional and local retailers, respectively. The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2005, the Properties had annualized minimum rents of $228.3 million. Approximately 81.9%, 7.6% and 10.5% of the annualized minimum rents of the Properties as of December 31, 2005 were derived from national, regional and local retailers, respectively. There are no tenants representing more than 5.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2005.

Malls: The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, Foley’s, JCPenney, Kaufmann’s, Kohl’s, Macy’s, Meier & Frank Co., Nordstrom, Parisian, Saks, Sears and Von Maur. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, The Disney Store, Finish Line, Foot Locker, Gap, Hallmark, Kay Jewelers, The Limited, Limited Express, New York and Company, Old Navy, Pacific Sunwear, Radio Shack, Victoria’s Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain of the Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.6 million square feet of GLA and approximately 140 stores, while the smallest has 441,000 square feet of GLA and approximately 60 stores. The Malls also have additional restaurants and retail businesses, such as P.F. Chang’s, The Palm, Red Lobster, Best Buy and Pier One, located along the perimeter of the parking areas.

As of December 31, 2005, the Malls accounted for 92.4% of the total GLA, 94.9% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.2%.

Community Centers: The Company’s Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores, supermarkets or drug stores (“Community Anchors”) which attract shoppers to each center’s smaller shops. The tenants at the Company’s Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney, Kmart and supermarkets such as Kroger. Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

As of December 31, 2005, the Community Centers accounted for 7.6% of the total GLA, 5.1% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 75.8%.

Growth Strategies and Operating Policies: Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value. The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITS. Specifically, the Company believes that FFO is a supplemental measure of the Company’s operating performance as it is a recognized standard in the real estate industry, in particular, real estate investment trusts. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7.

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

Financing Strategies: At December 31, 2005, the Company had a total-debt-to-total-market-capitalization ratio of 56.1% based upon the closing price of the Common Shares on the New York Stock Exchange as of December 31, 2005. The Company is working to maintain this ratio in the mid-fifty percent range by managing outstanding debt and increasing the value of its outstanding Common Shares. The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements. The Company’s preference is to obtain fixed rate, long-term debt for its Properties. At December 31, 2005, 82.8% of total Company debt was fixed rate. Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

Competition: All of the Properties are located in areas that have shopping centers and/or malls and other retail facilities. Generally, there are other retail properties within a five-mile radius of a Property. The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases of such Properties. There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company. There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space. In addition, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

Employees: At December 31, 2005, the Company had an aggregate of 1,128 employees, of which 567 were part-time.

Seasonality: The shopping center industry is seasonal in nature, particularly in the Company’s fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

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

GRT files this Form 10-K and other periodic reports and statements electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information provided by issuers at http://www.sec.gov. GRT’s reports, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practical after such reports are filed with the SEC. Information on this website is not considered part of this filing. GRT’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Amended and Restated Executive Compensation Committee Charter and Amended and Restated Nominating and Corporate Governance Committee Charter are available on the Company’s website and copies of each are available in print to any shareholder who requests them.

Item 1A.  Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

We are subject to risks inherent in owning real estate investments.

Real property investments are subject to varying degrees of risk. If our properties do not generate sufficient income to meet expenses, our ability to make dividend distributions to you and the value of your shares will be adversely affected by the economic climate and certain local conditions including:

●	oversupply of space or reduced demand for rental space and newly developed properties;

●	the attractiveness of our properties compared to other space;

●	our ability to provide adequate maintenance; and

●	fluctuations in real estate taxes, insurance and other operating costs.

Applicable laws, including tax laws, interest rate levels and the availability of financing, may adversely affect our income and real estate values. In addition, real estate investments are relatively illiquid and, therefore, our ability to sell our properties quickly may be limited. We cannot be sure that we will be able to lease space as tenants move out or as to the rents we may be able to charge new tenants at such space.

Our insurance coverage in the future may not include adequate amounts of terrorism insurance.

Our all risk property insurance policies include coverage for foreign and domestic acts of terrorism on our consolidated real estate assets through January 1, 2007. In the future, insurers may limit the amount of coverage available to us for terrorism insurance on our properties (or we may not be able to obtain such insurance at all), or the cost of property and liability insurance policies including coverage for acts of terrorism may be unreasonable. As a result, there can be no assurance that we will be able to obtain adequate amounts of terrorism insurance on our properties after January 1, 2007 or, if we can, that the premiums for the insurance will be reasonable.

We rely on major tenants.

At December 31, 2005, our three largest tenants were Gap, Inc., Limited Brands, Inc. and Foot Locker, Inc., representing 3.2%, 2.8% and 2.7% of our annualized minimum rents, respectively. No other tenant represented more than 2.5% of the aggregate annualized minimum rents of our properties as of such date. Our financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency, or general downturn in the business of any such tenant, or in the event any such tenant does not renew a number of its leases as they expires.

Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

Since we derive almost all of our income from rental payments, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. A tenant may seek the protection of the bankruptcy laws, which could result in the termination of its lease causing a reduction in our cash available for distribution. A downturn in a tenant’s business may result in a reduction in the rent based on a percentage of the tenant’s sales. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants are closed, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated.

We face significant competition that may decrease the occupancy and rental rates of our properties.

We compete with many commercial developers, real estate companies and major retailers. Some of these entities develop or own malls, value-oriented retail properties and community shopping centers that compete for tenants. We face competition for prime locations and for tenants. New regional malls or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal. Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks all of which could affect their ability to pay rent or desire to occupy the property.

The failure to fully recover from tenants cost reimbursements for common area maintenance (“CAM”), taxes and insurance could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursements items. After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year. Final adjustments for the year ended December 31, 2005 have not yet been determined. At December 31, 2005, we had recorded in accounts receivables $5.5 million of costs expected to be recovered from tenants during the first six months of 2006. There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to you will be subject generally to economic conditions in the regions in which our properties are located. For the year ended December 31, 2005, approximately 31% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully develop properties or operate developed properties.

As a result of economic and other conditions and required government approvals, development projects may not be pursued or may be completed later or with higher costs than anticipated. Development activities involve significant risks, including:

•	the expenditure of funds on and devotion of time to projects which may not come to fruition;

•	increased construction costs, possibly making the project uneconomical;

•	an inability to obtain construction financing and permanent financing on favorable terms; and

•	occupancy rates and rents not sufficient to make a project profitable.

In the event of an unsuccessful development project, our loss could exceed our investment in the project.

We could incur significant costs related to environmental issues.

Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property. In connection with the ownership or operation of our properties, we could be liable for such costs which could be substantial and even exceed the value of such property or the value of our aggregate assets. The failure to remediate toxic substances may adversely affect our ability to sell or rent any of our properties or to borrow funds. In addition, environmental laws may require us to expend substantial sums in order to use our properties or operate our business.

We have established a contingency reserve for one environmental matter as noted in Note 13 of our consolidated financial statements.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

We may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal and local laws in order for our properties to meet requirements related to access and use by disabled persons. We may incur additional costs when complying with the ADA in the future.

Our failure to qualify as a REIT would have serious adverse consequences to you.

GRT believes that it has qualified as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), since 1994, but cannot be sure that it will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions, and the determination of various factual matters and circumstances not entirely within GRT’s control may impact GRT’s ability to qualify as a REIT under the Code. In addition, GRT cannot be sure that new laws, regulations and judicial decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification.

If GRT fails to qualify as a REIT, it will be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate income tax rates. Additionally, unless entitled to relief under certain statutory provisions, GRT will also be disqualified from electing to be treated as a REIT for the four taxable years following the year during which the qualification is lost, thereby reducing net earnings available for investment or distribution to you because of the additional tax liability imposed for the year or years involved. Lastly, GRT would no longer be required by the Code to make any dividend distributions as a condition to REIT qualification. To the extent that dividend distributions to you may have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax.

Our ownership interests in certain partnerships and other ventures are subject to certain tax risks.

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”). The tax risks of this type of ownership include possible challenge by the Internal Revenue Service of allocations of income and expense items which could affect the computation of our taxable income, or a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, as well as the possibility of action being taken by such entities that could adversely affect GRT’s qualification as a REIT, for example, by requiring the sale of a property. We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations). If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits; and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have to access other sources of funds in order to meet our REIT distribution requirements.

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain). The amount available for distribution will be affected by a number of factors, including the operation of our properties. We have sold a number of non-core assets and intend in the future to sell additional selected non-core assets. The loss of rental income associated with our properties sold will in turn affect net income and FFO. In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO. In such a case, it may be necessary to arrange for short-term (or possibly long-term) borrowings, or to issue preferred or other securities, to raise funds, which may not be possible.

Debt financing could adversely affect our performance.

As of December 31, 2005, we had $1.5 billion of combined mortgage indebtedness and outstanding borrowings under our credit facility, of which $99.9 million matures during 2006. After the refinancing of a $30.0 million loan on January 13, 2006, $69.9 million remains scheduled to mature in 2006. As of December 31, 2005, we have borrowed $150.0 million from our credit facility, which matures on August 21, 2008. A number of outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner. Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell our properties. If we are unable to repay any of our debt at or before maturity, then we may have to borrow against our properties that are not encumbered or from our credit facility, to the extent it has availability thereunder, to make such repayments. In addition, a lender could foreclose on one or more of our properties to collect its debt. This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares and the distributions payable to you.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our $300 million unsecured credit facility is the most restrictive of our financing arrangements. Accordingly, at December 31, 2005, the additional amount that may be borrowed from this facility or other sources based upon the restrictive covenants in the credit facility is $260.5 million. Additional amounts could be borrowed based upon the use of proceeds. The ratio of total-debt-to-total-market capitalization was 56.1% as of December 31, 2005. As used herein, “total market capitalization” means the sum of the outstanding amount of all indebtedness, the total liquidation preference of all preferred shares and the total market value of the outstanding Common Shares and the units of partnership interest in GPLP (“OP Units”) (based on the closing price of the Common Shares on December 31, 2005).

Our financial condition and distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and credit facility impose certain financial and operating restrictions on our properties and restrictions on secured subordinated financing and financings on properties. These restrictions include restrictions on borrowings, prepayments and distributions. Additionally, our credit facility requires certain financial tests to be met and some of our mortgage indebtedness provides for prepayment penalties, each of which could restrict financial flexibility.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2005, approximately $254.4 million of our indebtedness bears interest at a variable rate. Accordingly, an increase in interest rates on our existing indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2005, increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.5 million annually.

An increase in interest rates or total-debt-to-total market capitalization could cause a decrease in the market price of the outstanding Common Shares.

We believe that investors generally perceive REIT’s as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus, an increase in market interest rates generally could adversely affect the market price of Common Shares. Additionally, investors may react negatively to an increase in total-debt-to-total-market capitalization.

The Board of Trustees has unlimited authority to increase the amount of debt that we may incur.

The Board of Trustees (the “Board”) determines financing objectives and the amount of the indebtedness that we may incur and may make revisions to these objectives at any time without a vote of our shareholders. Although the Board has no present intention to change these objectives, revisions could result in a more highly leveraged company with an increased risk of default on indebtedness and an increase in debt service charges.

Our issuance of additional Common Shares may affect prevailing market prices for the outstanding Common Shares.

Future sales or the anticipation of such sales of additional Common Shares may have an adverse effect on the market price of our Common Shares.

Our ability to operate or dispose of any partially-owned properties that we may acquire may be restricted.

Our ownership of properties through partnership or joint venture investments may involve risks not otherwise present for wholly-owned properties. These risks include the possibility that our partners or co-venturers might become bankrupt, might have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or requests contrary to our policies or objectives, including our policy to maintain our qualification as a REIT. We may need the consent of our partners for major decisions affecting properties that are partially-owned. Joint venture agreements may also contain provisions that could force us to sell all of our interest in, or buy all of our partners’ interests in, such entity or property. These provisions may be triggered at a time when it is not advantageous for us to either buy our partners’ interests or sell our interest. Additionally, if we serve as the managing member of a property-owning joint venture, we may have certain fiduciary responsibilities to the other participants in such entity. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

We are subject to certain limitations on property sales and conflicts of interest.

GPLP may not enter into certain transactions, including the sale of all or substantially all of its assets, without consent from the holders of a majority (excluding GRT) of the OP Units. This majority vote requirement effectively means that Herbert Glimcher, the Chairman of the Board and his sons, David Glimcher and Michael Glimcher, the President, Chief Executive Officer and a Trustee of GRT, must approve any such transaction because, together with their spouses, they own approximately 4.9% of the OP Units (which constitutes a majority of the OP Units other than those owned by GRT) outstanding as of December 31, 2005. This veto right may limit our ability to enter into a liquidating transaction that may be in your best interest.

As a result of Herbert Glimcher’s, David Glimcher’s and Michael Glimcher’s status as holders of both Common Shares and OP Units, they have interests that conflict with GRT shareholders with respect to business decisions affecting GRT and GPLP. In particular, as holders of OP Units, they may suffer different and/or more adverse tax consequences than GRT upon the sale or refinancing of some of our properties due to unrealized gains attributable to these properties. Therefore, GRT may have objectives different from Herbert Glimcher, David Glimcher and Michael Glimcher regarding the appropriate pricing and timing of any sale or refinancing of certain of our properties. Although GRT (through a wholly owned subsidiary), as the sole general partner of GPLP, has the exclusive authority as to whether and on what terms to sell, refinance, or seek to purchase an interest in an individual property, Herbert Glimcher, David Glimcher and Michael Glimcher might seek to influence decisions with respect to these actions, even though those actions might otherwise be financially advantageous or adverse to GRT. They also may seek to influence management to refinance one or more of our properties with a higher level of debt than would be in GRT’s best interests.

Our charter and bylaws and the laws of the state of our incorporation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide shareholders with the opportunity to realize a premium over the then-prevailing market price for our Common Shares.

In order to maintain GRT’s qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding Common Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year. Additionally, 100 or more persons must beneficially own the outstanding Common Shares during the last 335 days of a taxable year of 12 months or during a proportionate part of a shorter tax year.

To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the Board to take such action as may be required to preserve GRT’s qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on the ownership of outstanding Common Shares) and any entities or persons approved by the Board, to direct or indirect ownership exceeding (i) 8.0% of the lesser of the number or value of the outstanding Common Shares, (ii) 9.9% of the lesser of the number or value of the total 8¾% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) outstanding and (iii) 9.9% of the lesser of the number or value of the total 8⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) outstanding. Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of Common Shares outstanding without approval of the Board. The Board has also granted an exemption to Cohen & Steers Capital Management, Inc., permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the GRT’s equity securities. However, in no event, shall they be permitted to own, directly or indirectly, of record or beneficially, more than 14.9% of the lesser of the number or value of all outstanding shares of GRT’s equity securities. Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT. The ownership limits may also discourage a change of control in GRT.

The members of the Board are currently divided into three nearly equal classes whose terms expire in 2006, 2007 and 2008, respectively. Each year one class of trustees are elected by GRT’s shareholders to hold office for three years. The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

GRT’s Amended and Restated Declaration of Trust, as amended (the “Declaration of Trust”) authorizes the Board to establish one or more series of preferred shares, in addition to those currently outstanding, and to determine the preferences, rights and other terms of any series. The Board could authorize GRT to issue other series of preferred shares that could deter or impede a merger, tender offer or other transaction that some, or a majority, of GRT shareholders might believe to be in their best interest or in which GRT shareholders might receive a premium for their shares over the then current market price of such shares.

On March 9, 1999, GRT adopted a shareholder rights plan. Under the terms of the rights plan, the Board can in effect prevent a person or group from acquiring more than 15% of the outstanding Common Shares. Unless the Board approves of such person’s purchase, after that person acquires more than 15% of the outstanding Common Shares, all other shareholders will have the right to purchase Common Shares from GRT at a price that is half of their then fair market value. These purchases by the other shareholders would substantially reduce the value and influence of the Common Shares owned by the acquiring person. The Board, however, can prevent the rights plan from operating in this manner. This gives the Board significant discretion to approve or disapprove of a person’s efforts to acquire a large interest in GRT and, accordingly, may discourage a change in control of GRT.

The Declaration of Trust and Amended and Restated Bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for the Common Shares or otherwise be in the best interests of GRT’s shareholders. As a Maryland REIT, GRT is subject to the provisions of the Maryland REIT law which imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur, thus delaying or preventing offers to acquire GRT or increasing the difficulty of completing an acquisition of GRT, even if the acquisition is in the best interests of GRT’s shareholders.

Risks associated with information systems may interfere with our operations.

We are continuing to implement new information systems and problems with the design or implementation of these new systems could interfere with our operations.

Our operations could be affected if we any lose key management personnel.

Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers. Success depends in large part upon the efforts of these executives, and we cannot guarantee that they will remain with us. The loss of key management personnel in leasing, finance, legal and operations could have a negative impact on our operations. In addition, except for isolated examples, there are generally no restrictions on the ability of these executives to compete with us after termination of their employment.

Inflation may influence our operations.

Inflation risks could impact our operations due to increases in construction costs. This would primarily impact our development and redevelopment expenditures.

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2.  Properties

The Company’s headquarters are located at 150 East Gay Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Malls.

At December 31, 2005, the Company managed and leased a total of 36 Properties of which the Company had an ownership interest (35 wholly-owned and 1 partially owned through a joint venture). The Properties are located in 17 states as follows: Ohio (11), West Virginia (4), California (2), Florida (2), North Carolina (2), Pennsylvania (2), South Carolina (2), Texas (2), Alabama (1), Indiana (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oregon (1), Tennessee (1) and Washington (1).

(a)	Malls

Twenty-five of the Properties are Malls and range in size from 441,000 square feet of GLA to 1.6 million square feet of GLA. Seven of the Malls are located in Ohio and 18 are located throughout the country in the states of California (2), Florida (2), Texas (2), West Virginia (2), Alabama (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), North Carolina (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

Summary of Malls at December 31, 2005

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Almeda Mall, Houston, TX	586,042	196,311	782,353	100.0	94.9	$286	Foley’s JCPenney Palais Royal Ross Dress for Less Steve & Barry’s	(4) (4) 12/31/09 01/31/12 01/31/13

Ashland Town Center Ashland, KY	263,794	177,697	441,491	100.0	93.5	$340	Goody’s JCPenney Proffitt’s Wal-Mart (8)	03/31/09 10/31/09 01/31/10 11/10/09

Colonial Park Mall Harrisburg, PA	504,446	240,112	744,558	100.0	96.1	$299	The Bon-Ton Boscov’s Sears	01/31/15 (4) (4)

Dayton Mall, The Dayton, OH	928,571	380,203	1,308,774	98.3	92.2	$328	DSW Shoe Warehouse Elder-Beerman JCPenney Linens’N Things Macy’s Old Navy Sears	07/31/10 (4) 03/31/11 01/31/17 (4) 07/31/06 (4)

Eastland Mall (“Eastland North Carolina") Charlotte, NC (10)	725,720	341,828	1,067,548	100.0	91.7	$207	Belk Burlington Coat Factory Cameron Group Dillard’s Ice House Sears	(4) (7) (7) (4) 03/31/06 (4)

Eastland Mall (“Eastland Ohio”) Columbus, OH	726,534	285,133	1,011,667	100.0	94.5	$286	JCPenney (5) Kaufmann’s Macy’s Sears	01/31/08 (4) (4) (4)

Grand Central Mall Parkersburg, WV	562,394	366,752	929,146	100.0	69.5	$296	Elder-Beerman (5) Goody’s JCPenney Proffitt’s Regal Cinemas Sears Steve & Barry’s	01/31/33 04/30/06 09/30/07 03/31/18 01/31/17 09/25/07 01/31/11

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Great Mall of the Great Plains, The Olathe, KS	397,947	413,471	811,418	86.0	87.1	$162	Burlington Coat Factory Dickinson Theatres Foozles Group USA Jeepers! Marshalls Steve & Barry’s VF Factory Outlet	01/31/08 09/30/08 01/31/06 08/13/07 12/31/06 01/31/13 01/31/13 01/10/07

Indian Mound Mall Heath, OH	389,589	167,567	557,156	100.0	82.9	$248	Crown Cinema Elder-Beerman Goody’s JCPenney Sears (5) Steve & Barry’s	12/31/12 01/31/09 05/31/08 10/31/11 09/23/27 01/31/11

Jersey Gardens Elizabeth, NJ	649,465	644,394	1,293,859	100.0	95.2	$439

Bed Bath & Beyond
Burlington Coat
Factory
Cohoes Fashions
Daffy’s
DSW Shoe
Warehouse/
Filene’s Basement
Gap Outlet, The
Group USA
Home Living
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Nike Factory Store
Off 5th Saks Fifth
Ave Outlet
Old Navy
								01/31/10 01/31/10 01/31/10 01/31/10 10/31/11 01/31/10 12/31/08 08/31/08 01/31/10 11/30/09 12/31/20 10/31/09 11/30/11 10/31/14 05/31/10

Lloyd Center Portland, OR	739,759	712,722	1,452,481	93.6	95.2	$374	Barnes & Noble Lloyd Ctr Ice Rink (6) Lloyd Mall Cinemas Marshalls Meier & Frank Nordstrom Ross Dress for Less Sears	01/31/12 12/31/08 01/31/12 01/31/09 01/31/06 (4) 01/31/15 (4)

Mall at Fairfield Commons, The Beavercreek, OH	768,284	375,267	1,143,551	100.0	97.8	$371	Dick’s Sporting Good’s Elder-Beerman JCPenney Macy’s (5) Parisian Sears	01/31/21 10/31/15 10/31/08 01/31/15 01/31/14 10/31/08

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Mall at Johnson City, The Johnson City, TN	334,605	196,906	531,511	100.0	89.3	$384	Goody’s JCPenney Proffitt’s for Her Proffitt’s for Men Kids & Home Sears	05/31/11 03/31/10 10/31/12 06/30/11 (4)

Montgomery Mall Montgomery, AL	460,341	266,541	726,882	61.7	64.5	$215	Parisian Steve & Barry’s	(4) 01/31/13

Morgantown Mall Morgantown, WV	396,358	161,749	558,107	100.0	94.5	$299	Carmike Cinemas Elder-Beerman JCPenney Proffitt’s Sears Steve & Barry’s	10/31/29 01/29/11 09/30/10 03/15/11 09/30/10 01/31/13

New Towne Mall New Philadelphia, OH	361,501	155,217	516,718	100.0	83.7	$251	Elder-Beerman Goody’s JCPenney Kohl’s Regal Cinemas Sears Super Fitness Center	02/02/09 08/31/14 09/30/08 01/31/27 03/31/07 10/31/08 02/28/14
Northtown Mall Blaine, MN	316,015	305,094	621,109	58.6	81.0	$375	Best Buy Burlington Coat Factory Steve & Barry’s	01/31/10 09/30/10 01/31/11
Northwest Mall Houston, TX	582,339	211,753	794,092	60.1	72.3	$261	All Shoes $9.99 Foley’s Palais Royal	06/30/08 (4) 12/31/09
Polaris Fashion Place Columbus, OH	1,088,075	495,212	1,583,287	100.0	98.6	$366	Great Indoors, The JCPenney Kaufmann’s Macy’s Saks Fifth Avenue Sears Von Maur	(4) (4) (4) (4) (4) (4) (4)
River Valley Mall Lancaster, OH	316,947	260,623	577,570	100.0	90.7	$298	Elder-Beerman JCPenney Macy’s Regal Cinemas Sears Steve & Barry’s	02/02/08 09/30/07 09/30/07 12/31/06 10/31/09 01/31/11

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

SuperMall of the Great Northwest Auburn, WA	541,669	401,007	942,676	100.0	85.6	$243	Ann Taylor Loft Bed Bath & Beyond Burlington Coat Factory Gart Sports Marshalls Nordstrom Old Navy Sam’s Club Vision Quest	01/31/06 01/31/06 01/31/06 01/31/11 01/31/06 08/31/10 01/31/06 05/31/19 11/30/18
University Mall Tampa, FL	787,662	447,548	1,235,210	100.0	88.8	$325	Burdines Burlington Coat Factory Cobb Theater (6) Dillard’s Sears Steve & Barry’s	(4) (4) 12/31/11 (4) (4) 01/31/13
Weberstown Mall Stockton, CA	602,817	256,195	859,012	100.0	94.0	$425	Barnes & Noble Dillard’s JCPenney Sears	01/31/09 (4) 03/31/09 (4)
WestShore Plaza Mall Tampa, FL	769,878	290,525	1,060,403	100.0	94.0	$466	AMC Theatres JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	01/31/21 09/30/07 (4) 01/31/06 11/30/18 09/30/17

Subtotal	13,800,752	7,749,827	21,550,579	95.2%	89.5%	$334

Mall owned in a joint venture

Puente Hills Mall (9) City of Industry, CA	731,289	460,619	1,191,908	100.0	83.7		AMC 20 Theaters Borders Burlington Coat Factory Circuit City Comp USA Linen’s N Things Robinsons-May Ross Dress for Less Sears Spectrum Club	04/30/17 09/30/13 10/31/08 01/31/19 10/31/17 01/31/14 (4) 01/31/10 (4) 01/31/14
Subtotal	731,289	460,619	1,191,908	100.0	83.7

Total	14,532,041	8,210,446	22,742,487	95.5	89.2

(1)	Includes outparcels.
(2)	Average 2005 store sales per square foot for in-line stores of less than 20,000 square feet.
(3)	Lease expiration dates do not contemplate or include options to renew.
(4)	The tenant owns the land and the building and operates under an operating agreement.

(5)	This is a ground lease by the Company to the tenant. The Company owns the land and not the building.
(6)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.
(7)	Building owned by third party, space partially occupied at year-end.
(8)	Tenant vacated the store, but continues to pay rent through the lease expiration date.
(9)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(10)	Property was classified as held for sale as of December 31, 2005.

(b)	Community Centers

Eleven of the Properties are Community Centers (including one single tenant retail property) ranging in size from approximately 33,000 to 443,000 square feet of GLA. They are located in 6 states as follows: Ohio (4), South Carolina (2), West Virginia (2), Indiana (1), North Carolina (1), and Pennsylvania (1). The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2005

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Anchors	Lease Expiration (2)

Ayden Plaza
Ayden, NC (4)	21,000	11,800	32,800	100.0	84.7	Food Lion (3)	10/31/07

East Pointe Plaza
Columbia, SC (4)	183,340	90,868	274,208	100.0	70.0	Food Lion (3)	11/16/10
						Super Petz (3)	03/31/06
						Wal-Mart (3) (7)	01/31/09
Knox Village Square
Mount Vernon, OH	173,009	34,400	207,409	67.8	86.9	JCPenney	05/31/08
						Kmart	11/30/17
Lowe’s
Marion, OH (4)	72,507	N/A	72,507	100.0	N/A	Lowe’s (3)	07/31/13

Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	79.0	41.1	Kmart	02/28/21
						OfficeMax	08/31/11
Newberry Square Shopping Center
Newberry, SC (4)	104,588	22,240	126,828	0.0	16.2

Ohio River Plaza
Gallipolis, OH	105,857	43,136	148,993	0.0	76.8

Pea Ridge Shopping Center
Huntington, WV (4)	110,192	39,860	150,052	100.0	65.5	Great Escape Marine (6)	02/29/08
						Kmart	09/30/09

Polaris Towne Center
Columbus, OH	291,997	151,040	443,037	100.0	100.0	Barnes & Noble	01/31/15
						Best Buy	01/31/15
						Jo-Ann etc.	01/31/10
						Kroger	11/30/18
						Linens ‘N Things	01/31/15
						OfficeMax	09/30/14
						Old Navy T.J. Maxx	01/31/10 03/31/09

Scott Town Plaza
Bloomsburg, PA (4)	47,334	30,300	77,634	0.0	89.8

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Anchors	Lease Expiration (2)

Vincennes
Vincennes, IN (4) (5)	108,682	N/A	108,682	100.0	N/A	Charter Communications	09/30/08
						Kmart	06/30/09

Total	1,418,693	454,300	1,872,993	75.0	78.6

(1)	Includes outparcels.
(2)	Lease expiration dates do not contemplate options to renew.
(3)	Tenant vacated the store, but continues to pay rent through lease expiration.
(4)	Property was classified as held for sale as of December 31, 2005.
(5)	The Company leases the land from a third party for this Community Center.
(6)	Kroger sublet the store to The Great Outdoors Marine and Sportshop, Inc.
(7)	Wal-Mart sublet store to Sears.

One of the Community Centers is subject to a long-term ground lease where a third party owns the underlying land and has leased the land to the Company. The expiration date of the ground lease (assuming the exercise by the Company of all of its options to extend the terms of such lease) is 2050. The Company pays rent of $14,400 per annum, for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereon. In addition, the ground lease provides for sharing of the percentage rents collected, if any. At the end of the lease term, unless extended at the Company’s option, the land, together with all improvements thereon, will revert to the land owner without compensation to the lessee.

(c)	Properties Subject to Indebtedness

At December 31, 2005, 26 of the Properties, consisting of 22 Malls (21 wholly-owned and 1 partially owned through a joint venture) and 4 Community Centers, were encumbered by mortgages and 3 Malls and 7 Community Centers were unencumbered. The 10 unencumbered Properties had a net book value of $129.2 million at December 31, 2005. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into an unsecured revolving line of credit with several financial institutions.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties. All of the mortgages are first mortgage liens on the Properties. The information is as of December 31, 2005 (dollars in thousands).

Encumbered Property	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance		Annual Debt Service (1)	Balloon Payment	Maturity

$36.4 million SAN Mall note	Fixed	8.35%	$33,523		$3,320	$32,615	10/11/2007
Almeda Mall
Northwest Mall
$58.4 million Morgantown note	Fixed	6.89%	53,381		$4,608	$50,823	09/11/2008
Morgantown Mall
Morgantown Commons
Weberstown Mall	Fixed	7.43%	19,126		$1,708	$19,033	05/01/2006
Colonial Park Mall	Fixed	7.73%	32,975		$3,088	$32,033	10/11/2007
Knox Village Square	Fixed	7.41%	8,865		$772	$8,624	02/11/2008
Eastland North Carolina (3)	Fixed	7.84%	44,559		$4,308	$42,302	09/11/2008
Grand Central Mall	Fixed	7.18%	48,572		$4,268	$46,065	02/01/2009
Mall at Johnson City, The	Fixed	8.37%	39,214		$3,740	$37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	40,953		$3,858	$38,543	06/01/2010
Ashland Town Center	Fixed	7.25%	25,307		$2,344	$21,817	11/01/2011
Dayton Mall, The	Fixed	8.27%	56,717		$5,556	$49,864	07/11/2012
WestShore Plaza	Fixed	5.09%	96,804		$6,508	$84,824	09/09/2012
University Mall	Fixed	7.09%	63,845		$5,840	$52,524	01/11/2013
Polaris Fashion Place	Fixed	5.24%	144,439		$9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	135,326		$9,456	$116,922	06/11/2013
Jersey Gardens	Fixed	4.83%	161,371		$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	110,871		$7,724	$92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	60,341		$5,412	$49,969	02/11/2015
River Valley Mall	Fixed	5.65%	50,000		$2,833	$44,931	01/11/2016
Total fixed rate notes:			1,226,189

Great Mall of the Great Plains, The	Variable	6.37%	30,000		$961	$30,000	06/09/2006
Montgomery Mall	Variable	6.16%	25,000		$847	$25,000	08/01/2006
East Pointe Plaza (3)	Variable	6.79%	7,729		$439	$7,595	08/01/2006
Eastland Ohio	Variable	6.38%	41,669		$2,716	$41,669	01/01/2007
Total variable rate notes:			104,398

Total Wholly Owned Properties:			$1,330,587	(2)

Joint Venture Properties:

Puente Hills Mall (4)	Fixed	5.20%	46,115		$3,151	$44,324	06/01/2008

Total Joint Venture Properties:			$46,115

(1)	Annual debt service for variable rate notes is calculated based on the interest rate at December 31, 2005.
(2)
This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by SFAS No. 141, “Business Combinations.”

(3)	Property was classified as held for sale as of December 31, 2005.
(4)	The Company acquired a 52% interest in this Property on December 29, 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2005.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “GRT.” On February 22, 2006, the last reported sales price of the Common Shares on the NYSE was $27.86. The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2005 and 2004 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

Quarter Ended	High	Low	Distributions Per Share
March 31, 2004	$27.72	$21.92	$0.4808
June 30, 2004	$27.15	$19.00	$0.4808
September 30, 2004	$26.00	$21.43	$0.4808
December 31, 2004	$28.83	$24.05	$0.4808
March 31, 2005	$28.03	$23.40	$0.4808
June 30, 2005	$29.00	$23.45	$0.4808
September 30, 2005	$30.16	$24.03	$0.4808
December 31, 2005	$26.70	$21.74	$0.4808

(b)	Holders

The number of holders of record of the Common Shares was 36,561,577 as of February 22, 2006.

(c)	Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan (the “Plan”) under which its shareholders or OP Unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value. In order to fulfill its obligations under the Plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the Plan. As of December 31, 2005, 2,100,000 Common Shares were authorized, of which 250,197 Common Shares have been issued.

Item 6.  Selected Financial Data

The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Data (in thousands, except per share amounts): (1)
Total Revenues	$334,859	$326,982	$285,596	$237,133		$213,263
Operating income	$116,749	$117,620	$99,488	$82,992		$67,899
Interest expense	$84,772	$89,279	$78,384	$92,635		$84,134
Gain (loss) on sales of properties, net	$1,619	$19,646	$703	$15,756	$	(610)
Income (loss) from continuing operations	$32,103	$25,655	$22,053	$(8,630)		$(16,383)
Income (loss) from continuing operations per share common (diluted)	$0.37	$0.16	$0.26	$(0.51)	$	(0.23)
Net income	$20,850	$51,755	$32,961	$33,604		$18,270
Preferred stock dividends	$17,437	$17,517	$13,688	$11,833		$15,777
Net income available to common shareholders	$3,413	$29,360	$19,273	$21,771		$24,933
Per common share data: Earnings per share (diluted)	$0.09	$0.82	$0.55	$0.67		$0.89
Distributions (per common share)	$1.9232	$1.9232	$1.9232	$1.9232		$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,877,059	$1,835,298	$1,724,226	$1,507,277		$1,609,346
Total assets	$1,995,312	$1,947,024	$1,837,423	$1,622,433		$1,751,419
Total long-term debt	$1,501,481	$1,402,604	$1,295,058	$1,095,930		$1,246,741
Total shareholders’ equity	$387,054	$443,822	$441,939	$416,492		$389,425

Other Data:
Cash provided by operating activities (in thousands)	$108,345	$102,305	$98,894	$67,600		$101,665
Cash (used in) provided by investing activities (in thousands)	$(122,462)	$36,237	$(200,229)	$175,697		$(57,882)
Cash provided by (used in) financing activities (in thousands)	$13,492	$(141,136)	$101,066	$(240,697)		$(40,488)
Funds from operations (2) (in thousands)	$77,666	$89,629	$88,897	$74,828		$95,158
Number of properties (3) (4)	36	41	70	73		102
Total GLA (in thousands) (3) (4)	24,615	24,291	27,061	25,716		31,121
Occupancy rate % (3)	91.9%	89.3%	89.8%	88.9%		91.7%

(1)	Operating data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are restated to reflect the impact of SFAS No. 144.

(2)
FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held for sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7.

(3)
Number of Properties and GLA include Properties, which are both wholly owned by the Company or by a joint venture in which the Company has a joint venture interest. Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2005 includes 1.2 million square feet of GLA (1 Property), none in 2004, 2003 includes 2.0 million square feet of GLA (2 Properties), 2002 includes 3.8 million square feet of GLA (4 Properties) and 2001 includes 7.6 million square feet of GLA (8 Properties).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. We own, lease, manage and develop a portfolio of retail properties consisting of regional and super regional malls and community shopping centers. As of December 31, 2005, we owned interests in and managed 36 properties, consisting of 25 Malls (24 wholly-owned and 1 partially owned through a joint venture) and 11 Community Centers (including one single tenant retail property) located in 17 states. The Properties contain an aggregate of approximately 24.6 million square feet of GLA of which approximately 91.9% was occupied at December 31, 2005.

Our primary business objective is to achieve growth in net income and funds from operations, or FFO, by developing and acquiring retail properties; by improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties; and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA and aggressively controlling costs.

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

Our strategy is to be a leading REIT focusing on enclosed malls and other anchored retail properties located primarily in the top 100 metropolitan statistical areas by population. We expect to continue investing in select development opportunities and in strategic acquisitions of mall properties that provide growth potential. We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from strategic joint venture partners, asset dispositions, secured mortgage financings, the issuance of equity or debt securities, or a combination of one or more of the foregoing.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board and independent registered public accounting firm. Actual results may differ from these estimates under different assumptions or conditions.

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

Tenant reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance. We recognize revenue based upon the amounts to be reimbursed from our tenants in the same period these reimbursable expenses are incurred. Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year. Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants. Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursement versus actual expenses. If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2005 differs from actual amounts billed in 2006 by 1%, the amount of income recorded during 2005 would increase or decrease by $1.1 million.

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

Investment in Real Estate

Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new Properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisition and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the Property and competition in the specific market in which the Property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

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

Investment in Real Estate - Held for Sale

The Company evaluates the held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Cash allowances paid for improvements to real estate owned by retailers are capitalized as contract intangibles and amortized over the life of the operating agreements. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred.

Derivatives

The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company at times employs an external third party to perform an independent assessment of the fair value of the derivatives portfolio. The aggregate fair value of the Company’s derivative instruments was nominal at December 31, 2005 and 2004.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net income available to common shareholders	$3,413	$29,360	$19,273
Add back (less):
Real estate depreciation and amortization	75,620	76,970	64,688
Share of joint venture real estate depreciation and amortization		39	3,936
Minority interest in Operating Partnership	252	2,906	1,703
Discontinued operations: Gain on sales of properties	(1,619)	(19,646)	(703)
Funds from operations	$77,666	$89,629	$88,897

FFO - Comparison of year ended December 31, 2005 to December 21, 2004

FFO decreased 13.3%, or $12.0 million, for the year ended December 31, 2005 compared to the year ended December 31, 2004. During 2005, we incurred $16.4 million of impairment charges to FFO in connection with Community Centers that were either sold or held for sale. Also contributing to the decrease in FFO was a $7.6 million reduction in net operating income previously generated from sold Properties. Lastly, general and administrative costs increased by $4.1 million. This increase is related to a $3.3 million charge for employment related matters and increased costs associated with corporate governance.

Offsetting these decreases in FFO was lower overall interest expense of approximately $4.5 million and a $7.4 million greater contribution of operating income from our Properties in 2005. The decrease in interest expense was driven primarily by lower outstanding borrowings for the year ended December 31, 2005 as compared to the year ended December 31, 2004. We also incurred a $4.9 million charge associated with the original issuance costs of the 9.25% Series B Cumulative Preferred Shares of Beneficial Interest (“the Series B Preferred”) that were redeemed during the first quarter of 2004.

FFO - Comparison of year ended December 31, 2004 to December 31, 2003

FFO increased by 0.8%, or $732,000, for the year ended December 31, 2004 compared to the year ended December 31, 2003. This increase can be attributed to an increase in net income related to acquisitions made in 2003 and 2004 that contributed incremental FFO of $10.9 million.

This increase was partially offset by the $4.9 million charge associated with the original issuance costs of the Company’s Series B Preferred Shares that were redeemed during the first quarter of 2004. Also contributing to the decrease in FFO was a $3.3 million reduction in net operating income previously generated from sold Properties as well as reductions in results of operations due to decreased termination income and higher general and administrative costs.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Total revenues increased 2.4%, or $7.9 million, for the year ended December 31, 2005. Base rents were up $3.6 million, lease termination income increased $3.4 million, tenant reimbursements were up $1.4 million, overage rent was up $646,000 and management fee income increased $532,000. These increases were partially offset by a reduction in licensing agreement revenue of $1.9 million and a decrease of $188,000 in proceeds from the sale of outparcels.

Minimum rents

Minimum rents increased 3.5%, or $7.0 million, for the year ended December 31, 2005. The increase is due to higher base rent at the Malls of $3.3 million and increased termination income of $3.4 million compared to last year. The increase in base rent in 2005 resulted from occupancy improvements and higher re-leasing spreads.

Tenant reimbursements

Tenant reimbursements reflect an increase of 1.5%, or $1.4 million, for the year ended December 31, 2005. The increase in revenue relates to increases in recoverable operating expenses of $1.3 million in 2005 that we expect to be reimbursed from our tenants.

Other revenues

The $1.2 million decrease in other revenue is a result of a decrease of $1.9 million in licensing agreement revenue and a $188,000 decrease in the proceeds from the sale of outparcels partially offset by higher fee income of $532,000. The increase in fee income relates primarily to an acquisition fee earned following the purchase of Puente Hills Mall, a 1.2 million square foot enclosed regional Mall located in the Los Angeles metro area (“Puente”), on December 29, 2005.

Expenses

Total expenses increased 4.2%, or $8.7 million, for the year ended December 31, 2005. Real estate taxes and property operating expenses increased $1.3 million, the provision for doubtful accounts decreased $543,000, other operating expenses increased $1.1 million, depreciation and amortization increased $2.7 million and general and administrative expenses increased $4.1 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 1.2%, or $1.3 million, for the year ended December 31, 2005. Real estate taxes increased $2.1 million from 2004 as a result of increases in the assessed value of several Properties and a change in the calculation of commercial property real estate tax at our Properties located in Ohio. The increase was partially offset by a reduction in property operating expenses of $756,000, primarily a result of bringing housekeeping and security services in-house.

Provision for doubtful accounts

The provision for doubtful accounts was $4.8 million for the year ended December 31, 2005 and $5.4 million for 2004. The provision represented 1.4% of revenues in 2005 and 1.6% of revenues in 2004. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly (less than 2%) as of December 31, 2005 compared to December 31, 2004. We have maintained consistent reserve percentages for our past due receivables.

Other Operating Expenses

Other operating expenses were $9.6 million for the year ended December 31, 2005 compared to $8.5 million for the corresponding period in 2004. The increase was primarily due to higher legal fees of $560,000 at the Properties and an increase of $493,000 in costs from outparcel sales.

Depreciation and Amortization

The $2.7 million increase in depreciation and amortization is primarily a result of additional depreciation for additions to real estate assets and the write-offs related to improvements in spaces vacated by anchor tenants.

General and Administrative

General and administrative expense was $18.4 million and represented 5.5% of total revenues for the year ended December 31, 2005 compared to $14.3 million and 4.4% of total revenues for the corresponding period in 2004. The increase is due primarily to a $3.3 million charge relating to employment agreements, higher professional fees associated with corporate governance initiatives and increased corporate salaries.

Interest expense/capitalized interest

Interest expense decreased 5.0%, or $4.5 million, for the twelve months ended December 31, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Year Ended December 31,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,370,588	$1,393,894	$(23,306)
Average rate	6.16%	6.08%	0.08%

Total interest	$84,428	$84,749	$(321)
Amortization of loan fees	2,612	4,239	(1,627)
Capitalized interest and other expense, net	(2,268)	291	(2,559)
Interest expense	$84,772	$89,279	$(4,507)

Costs associated with early extinguishment of debt, which are reflected in interest expense, were $1.8 million for the twelve months ended December 31, 2004. Of this cost, $1.2 million is included under “Amortization of loan fees” and represents the acceleration of loan fee amortization associated with the refinancing of mortgages. The variance in “Capitalized interest and other expense” was due to a significant increase in construction activity ($1.1 million) in 2005 and the settlement of an interest rate swap arrangement ($391,000) and fees associated with the mortgage refinancing noted above ($557,000) in 2004.

Equity in income of unconsolidated entities, net

The $51,000 income results from our investment in Puente.

Discontinued Operations

During 2005, we sold five Community Centers and one Mall for $18.4 million and reflected seven Community Centers and one Mall Property as held for sale. We recorded a net gain on the sale of discontinued operations of $1.6 million and we recorded an impairment loss associated with the Community Centers of $16.4 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. During 2004, we sold twenty-nine Community Centers for $113.3 million and reflected one Community Center as held for sale. We reported a net gain of $19.6 million associated with the sale of these Community Centers. Total revenues for discontinued operations were $17.8 million and $28.2 million for the years ended December 31, 2005 and 2004, respectively.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

We discuss our results of operations by separating the impact of our acquisitions from the results from our remaining Properties. In comparing our results for the year ended December 31, 2004 compared to December 31, 2003, the acquisition impact relates to the Properties acquired during those two years. Those properties and the dates they are first included in our consolidated results are as follows: Colonial Park Mall, effective March 6, 2003; G&G Blaine, LLC (at Northtown Mall), effective April 24, 2003; Eastland North Carolina, effective August 14, 2003; WestShore Plaza Mall (“WestShore”), effective August 27, 2003; Eastland Ohio, effective December 22, 2003 and Polaris Fashion Place and Polaris Towne Center (collectively, the “Polaris Properties”), effective January 5, 2004 (all collectively, the “Acquistions”). We discuss the various components of our results of operations as it relates to our remaining Properties, which are included in our consolidated financial results for both periods presented. These Properties are referred to collectively as “Same Centers” and individually as a “Same Center” in our analysis.

Revenues

Total revenues increased 14.5%, or $41.4 million, for the year ended December 31, 2004. Of the $41.4 million increase, $33.9 million resulted from the acquisition of the joint venture interests not previously owned by us and a $21.6 million increase from the WestShore and Eastland Ohio acquisitions in 2003. Other significant changes in revenue relate to a $818,000 increase in proceeds from outparcel sales, reduced termination income of $2.3 million, reductions in minimum rent of $2.7 million due to lower occupancy rates and an increase of $8.9 million in tenant reimbursement income due to the Acquisitions.

Minimum rents

Minimum rents increased 19.4%, or $32.6 million, for the year ended December 31, 2004, primarily due to contributions of $37.6 million in additional minimum rents as a result of the Acquisitions. The Same Center decrease relates to recognition of approximately $1.9 million of income as a result of the termination of certain leases compared to $4.2 million of recognized lease termination income for the same period in 2003, a reduction of $2.3 million. The remaining Same Center decrease relates to a $2.7 million decrease in Same Center minimum rents due to lower occupancy in 2004.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(4.6)	$(0.4)	$(5.0)	(3.0)%
Acquisitions	31.7	5.9	37.6	22.4
	$27.1	$5.5	$32.6	19.4%

Tenant reimbursements

Tenant reimbursements reflect an increase of 10.4%, or $8.9 million, for the year ended December 31, 2004. An increase of $13.6 million is due to the Acquisitions. The decrease in Same Center reimbursements is due to a $4.5 million decrease in recoverable expenses at the Malls and reduced recovery rates in 2004 for the Community Centers.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(4.5)	$(0.2)	$(4.7)	(5.5)%
Acquisitions	12.5	1.1	13.6	15.9
	$8.0	$0.9	$8.9	10.4%

Other revenues

The $576,000 increase in other revenues is a result of a $3.5 million increase in licensing agreement income, an $818,000 increase in funds received from the sale of outparcels and a $280,000 increase in gift card income. The increase was partially offset by a $2.1 million reduction in management fee income resulting from our acquisition of joint venture interests not previously owned by us and decreases in marketing income and other miscellaneous items.

Expenses

Total expenses increased 12.5%, or $23.3 million, for the year ended December 31, 2004. Real estate taxes and property operating expenses increased $8.7 million, the provision for doubtful accounts decreased $1.6 million, other operating expenses increased $46,000, depreciation and amortization increased $11.7 million and general and administrative expenses increased $4.4 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 8.8%, or $8.7 million, for the year ended December 31, 2004. The increase is due primarily to the Acquisitions, which was partially offset by the Same Center decrease that resulted from the Company’s cost reduction efforts relating to CAM expenses. This program was commenced in the second half of 2003 and was fully implemented in August 2004 with the primary savings resulting from bringing housekeeping and security services in-house.

	Increase (Decrease) (dollars in millions)
	Malls	Community Centers	Total	Percent Total
Same Center	$(5.8)	$0.1	$(5.7)	(5.8)%
Acquisitions	13.3	1.1	14.4	14.6
	$7.5	$1.2	$8.7	8.8%

Provision for doubtful accounts

The provision for doubtful accounts was $5.4 million for the year ended December 31, 2004 and $7.0 million for 2003. The provision represented 1.6% of revenues in 2004 and 2.5% of revenues in 2003. The decrease in 2004 related to specific tenant bankruptcies and other credit issues in 2003.

Depreciation and Amortization

The $11.7 million increase in depreciation and amortization primarily consists of $9.2 million from the acquisition of Properties that were previously reflected as joint ventures and a $4.2 million increase from the WestShore and Eastland Ohio acquisitions partially offset by a decrease across the Same Center portfolio.

General and Administrative

General and administrative expense was $14.3 million and represented 4.4% of total revenues for the year ended December 31, 2004 compared to $9.9 million and 3.5% of total revenues for 2003. The increase is primarily due to wage increases that became effective April 1, 2004, higher accrued bonus costs in 2004 (as the Company met bonus targets for 2004, but did not meet bonus targets in 2003), higher professional services fees associated with corporate governance initiatives and increases in employee benefit expenses.

Interest expense/capitalized interest

Interest expense increased 13.9%, or $10.9 million, for the year ended December 31, 2004. The summary below identifies the increase by its various components (dollars in thousands).

	Year Ended December 31,
	2004	2003	Inc. (Dec.)
Average loan balance	$1,393,894	$1,125,601	$268,293
Average rate	6.08%	6.59%	(0.51)%

Total interest	$84,749	$74,177	$10,572
Amortization of loan fees	4,239	4,595	(356)
Capitalized interest and other expense, net	291	(388)	679
Interest expense	$89,279	$78,384	$10,895

Equity in income of unconsolidated entities, net

The $2.5 million decrease is the result of the Company consolidating our joint venture interests throughout 2003 and fully in early 2004.

Discontinued Operations

During 2004, we sold twenty-nine Community Centers for $113.3 million and reflected one Community Center as held for sale. We reported a net gain of $19.6 million associated with the sale of these Community Centers, which, in accordance with SFAS No. 144, is reported in discontinued operations. During 2003, we sold five Community Centers for $18.6 million and reflected two other Community Centers as held for sale. We recorded a net gain on the sale of discontinued operations of $703,000 and an impairment loss of $2.5 million. Total revenues for discontinued operations were $28.2 million and $32.7 million for the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and dividend and distribution requirements pertaining to our preferred shares, Common Shares and OP Units. We anticipate that these needs will be primarily met with cash flows provided by operations.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under the credit facility, construction financing, long-term mortgage debt, contributions from our strategic joint venture partnership, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy relative to the acquisitions, renovations, expansions and developments.

At December 31, 2005, our total-debt-to-total-market capitalization was 56.1% compared to 52.0% at December 31, 2004. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties. Total-debt-to-total-market capitalization is calculated below (dollars and shares in thousands, except stock price).

	Dec. 31, 2005	Dec. 31, 2004
Stock Price (end of period)	$24.32	$27.71
Market Capitalization Ratio:
Common Shares outstanding	36,506	35,683
OP Units outstanding	3,115	3,474
Total Common Shares and OP Units outstanding at end of period	39,621	39,157

Market capitalization - Common Shares outstanding	$887,826	$988,776
Market capitalization - OP Units outstanding	75,757	96,264
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,501,481	1,402,604
Total market capitalization	$2,675,064	$2,697,644

Total debt / total market capitalization	56.1%	52.0%

Capital Resource Availability

In December 2005, we formed a joint venture (the “Venture”) with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The initial acquisition of the Venture was the $170.1 million purchase of Puente. We have a 52% interest in the Venture and ORC has a 48% interest, but GPLP will be entitled to certain financial promotes provided that ORC earns a specified rate of return.  As part of the Venture, ORC intends to seek approval from its board of directors for it to commit up to $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the Venture. The properties to be acquired by the Venture will be operated by Glimcher under separate management agreements. Under these agreements, Glimcher will be entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each property.

We modified our former secured line of credit (“Prior Credit Facility”) to increase the borrowing availability from $150 million to $300 million and to convert it from a secured facility to an unsecured facility (“Amended Credit Facility”) that matures in August 2008 with a one-year extension option available to the Company. The Amended Credit Facility is expandable to $400 million, subject to certain conditions, and the interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon our ratio of debt to total asset value.

On March 24, 2004, we filed with the SEC a universal shelf registration statement. This registration statement permits us to engage in offerings of debt securities, preferred and common shares, warrants, rights to purchase the Company’s common shares, purchase contracts and any combination of the foregoing. The registration statement was declared effective on April 6, 2004. The amount of securities registered was $400 million, all of which is currently available for future offerings.

Cash Activity

For the Year Ending December 31, 2005

Net cash provided by operating activities was $108.3 million for the year ended December 31, 2005.

Net cash used by investing activities was $122.5 million for the year ended December 31, 2005. During 2005, we spent $95.9 million towards our investment in real estate. Of this amount, $63.9 million was spent on constructing additional GLA and interior renovations, primarily at Eastland Ohio, The Mall at Fairfield Commons, The Dayton Mall, Montgomery Mall, Lloyd Center, Northtown Mall, The Great Mall of the Great Plains and the purchase of vacant anchor space at Polaris Fashion Place. We also spent $12.8 million on tenant improvements and allowances to re-tenant existing space. Lastly, we spent $7.7 million associated with the acquisition of land in connection with the development of an anchored retail project to serve the Cincinnati, Ohio market (“City Park development”). The remaining amounts were spent on operational capital expenditures. We also spent $44.2 million in connection with our investment, through the Venture, in Puente. Offsetting these capital outlays, we received $23.6 million in proceeds from the sale of Southside Mall, ($13.0 million) the former Lord & Taylor anchor space at Polaris Fashion Place ($5.3 million) and the sale of 5 Community Centers ($5.3 million). We also received $3.0 million from the sale of outparcels.

Net cash provided by financing activities was $13.5 million for the year ended December 31, 2005. During 2005, we received $111.7 from the issuance of mortgage notes payable. These funds were received in connection with the new $44.0 million mortgage loan on Montgomery Mall, the new $50.0 million mortgage loan on River Valley Mall and $17.7 million for the construction loan in connection with the redevelopment activities at Eastland Ohio. Also, we received net proceeds of $76.0 million from our Amended Credit Facility of which the majority of the proceeds were used to fund numerous redevelopment projects that are currently ongoing. Offsetting these increases was the $88.4 million paid for principal payments on existing mortgage debt. This amount consisted of the extinguishment of the existing mortgage on Montgomery Mall and Southside Mall as well as normal principal payments. We also paid $92.9 million in distributions.

For the Year Ending December 31, 2004

Net cash provided by operating activities was $102.3 million for the twelve months ended December 31, 2004.

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

Net cash used in financing activities was $141.1 million for the twelve months ended December 31, 2004. Proceeds were received from the issuance of $150 million of the Series G Preferred Shares, which totaled a net amount of $144.8 million. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable. In the first quarter of 2004, we received $36.5 million in loan proceeds that was used to fund the acquisition of the remaining joint venture interest in Polaris Fashion Place not previously owned by the Company (the “Polaris acquisition”). During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165.0 million permanent mortgage loan and refinanced The Great Mall of the Great Plains with a $30.0 million two-year bridge facility. Cash used to repay mortgage notes payable was $303.4 million, of which $292.7 million related to repayment of the previous debt on Jersey Gardens Mall, The Great Mall of the Great Plains, River Valley Mall and a bridge facility associated with the Polaris acquisition. The remainder of the repayment amount relates to scheduled debt amortizations of $17.2 million. We also paid $89.2 million in dividend distributions.

For the Year Ending December 31, 2003

Net cash provided by operating activities was $98.9 million for the twelve months ended December 31, 2003.

Net cash used by investing activities was $200.2 million for the year ended December 31, 2003. The primary investments were the investments in real estate of $218.9 million for the acquisitions of WestShore Plaza and Eastland Ohio. Also reflected are the purchases of joint venture interests not previously owned in Colonial Park Mall, Eastland North Carolina and G&G Blaine (at Northtown Mall). Additionally, we received $24.0 million from the sale of certain Community Centers and $2.5 million for the sale of outparcels.

Net cash provided from financing activities was $101.1 million for the year ended December 31, 2003. Proceeds received from the issuance of new mortgages were $383 million. The mortgages primarily relate to acquisitions of WestShore Plaza and Eastland Ohio as well as proceeds received from the issuance of a mortgage on The Mall at Fairfield Commons and Lloyd Center. Principal payments on mortgages totaled $205.3 million. These payments reflect satisfaction of mortgages at Lloyd Center, which was later refinanced, Northtown Mall and various bridge loans. Also, we received $57.5 million from the issuance of Series F Preferred Shares. Lastly, we paid $83.4 million in distributions.

Financing Activity

Total debt increased by $98.9 million during 2005. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2004	$1,328,604	$74,000	$1,402,604
New mortgage debt	111,669	-	111,669
Repayment of debt	(70,481)	-	(70,481)
Debt amortization payments in 2005	(17,883)	-	(17,883)
Amortization of fair value adjustment	(428)	-	(428)
Net borrowings, line of credit	-	76,000	76,000
December 31, 2005	$1,351,481	$150,000	$1,501,481

During 2005, we entered into two new financing arrangements and modified three existing arrangements. On July 15, 2005, we entered into an agreement under which we may borrow from time to time up to an additional $6 million, on the redevelopment loan for our Eastland Ohio property until January 1, 2007, its maturity date. Our obligation to repay the loan is evidenced by a promissory note secured by a first mortgage lien on Eastland Ohio. This new loan increases the total loan availability for our Eastland Ohio redevelopment financing from $36 million to $42 million. This loan bears interest at LIBOR plus 2.00% per annum. We are required to make interest only payments, but prepayments of principal are permitted without penalty. On July 22, 2005, we extended the maturity date on our $7.7 million East Pointe Plaza mortgage loan from August 1, 2005 to August 1, 2006. On August 1, 2005, we entered into a $44 million promissory note secured by a first mortgage lien on Montgomery Mall in Montgomery, Alabama. The new mortgage loan matures on August 1, 2006 and bears interest at a variable rate of LIBOR plus 1.85% per annum. A loan agreement was modified on January 13, 2006 reducing the interest rate to LIBOR plus 1.65% per annum. We are required to make interest only payments, but prepayments of principal are permitted without penalty. The loan features two remaining options under which we may select to extend the loan for an additional six months. The proceeds of the loan were used to pay off $43.9 million of fixed rate mortgage notes on Montgomery Mall. As a condition of the loan agreement, we paid down the outstanding balance to $25 million upon closing on our Amended Credit Facility. On December 15, 2005, we executed a loan agreement to borrow $50 million (the “Loan”). The Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on our River Valley Mall located in Lancaster, Ohio. The Loan has a fixed interest rate of 5.65% per annum and a maturity date of January 11, 2016. Under the Loan, we are required to make interest only periodic payments for the first three years of the Loan’s term and then, beginning in January 2009, payments of interest and principal. We are not permitted under the Loan to make any prepayments on outstanding principal.

At December 31, 2005, our mortgage notes payable were collateralized with first mortgage liens on 25 Properties having a net book value of $1,684.2 million. We also owned 10 unencumbered Properties and other corporate assets having a net book value of $129.2 million at that date.

Certain of our loans have multiple Properties as collateral for such loans and have cross-default provisions. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $81.8 million and represent one Community Center and three Malls. Properties under such cross-default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $42.4 million and ii) the SAN Mall LP loan representing two Properties with a net book value of $39.4 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments. The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2005, we had the following obligations relating to dividend distributions. In the fourth quarter of 2005, the Company declared distributions of $0.4808 per Common Share ($17.6 million) to be paid during the first quarter of 2006. Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $15.2 million and $41.4 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at December 31, 2005 was $5.0 million.

At December 31, 2005, there were 3.1 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at December 31, 2005 is $80.2 million based upon a per unit value of $25.74 at December 31, 2005, (based upon a five-day average of the Common Stock price from December 22, 2005 to December 29, 2005).

At December 31, 2005, we had executed leases committing to $19.3 million in tenant allowances. The leases will generate gross rents, which approximate $74.0 million over the original lease term.

Commercial Commitments

The Amended Credit Facility terms are discussed in Note 6 to the consolidated financial statements.

We have standby letters of credits for utility deposits ($150,000), a mortgage guarantee for The Mall at Fairfield Commons (“MFC”) ($4.0 million), certain tenant and capital improvements ($420,000) and a rate lock fee for River Valley Mall (“RVM”) ($500,000). These letters of credit will be released upon completion of specific requirements by the Company for certain tenants. We expect the tenants to meet the requirements and do not anticipate any payment to be required on these letters of credit.

The following table shows the Company’s contractual and commercial obligations as of December 31, 2005 and the scheduled maturities of these obligations (in thousands):

Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Long-term Debt (includes interest payments)	$1,840,456	$179,987	$391,356	$269,741	$999,372
Distribution Obligations	75,644	36,488	34,350	4,806	-
OP Unit Redemptions	80,193	80,193	-	-	-
Lease Obligations	5,020	2,260	2,274	486	-
Tenant Allowances	19,275	19,275	-	-	-
Other Obligations	6,154	6,154	-	-	-
Total Contractual Obligations	$2,026,742	$324,357	$427,980	$275,033	$999,372

Commercial Obligations	Total	2006	2007-2008
Line of Credit	$150,000	$-	$150,000
Standby Letters of Credit	5,070	5,070	-
Guarantees	89	89	-
Total Commercial Obligations	$155,159	$5,159	$150,000

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

We invested approximately $55 million in redevelopment activity in 2005. These projects focused primarily on eight Malls. In addition, we invested $17 million in property capital expenditures for both operational needs and tenant improvements and $9 million in renovations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Acquisitions of Additional Properties

In December 2005, we formed the Venture with an affiliate of Oxford, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The initial acquisition of the Venture was the $170.1 million purchase of Puente. We have a 52% interest in the Venture and ORC has a 48% interest, but GPLP will be entitled to certain financial promotes provided that ORC earns a specified rate of return.  In connection with the acquisition, the Venture assumed an $88.8 million non-recourse mortgage loan, with the remainder of the purchase price being funded by contributions to the Venture from us and ORC.

In addition to our acquisition of Puente through the Venture, we also acquired Tulsa Promenade on January 17, 2006. Tulsa Promenade is a regional mall located in Tulsa, Oklahoma with approximately 927,000 square feet of GLA. The purchase price was $58.3 million and we did not assume any debt in connection with this purchase. We funded the acquisition with funds made available through our Amended Credit Facility.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities. Our business strategy is to grow the Company’s assets, net income and cash flow to, among other things, provide for dividend requirements and to preserve, maintain and expand value for shareholders.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

Malls

Mall store occupancy (for our wholly-owned Malls) increased to 89.5% at December 31, 2005 from 88.5% at December 31, 2004. We believe that Mall store occupancy improvements were driven primarily by our improvements in the in-line stores. These improvements were partially offset by the decline in occupancy of our outparcel stores at the Malls. Anchor store occupancy (for our wholly-owned Malls) increased to 95.2% at December 31, 2005 from 93.7% at December 31, 2004. Mall anchor occupancy improvements relate to new anchor store openings of 254,291 square feet in 2005 for space that was vacant as of December 31, 2004. In addition to the openings, a 170,871 square foot vacant anchor store was demolished to make room for a new store to be built and opened in 2006. These improvements in anchor store occupancy were partially offset by new closings of 276,989 square feet in 2005. New openings included two new Steve and Barry’s stores at The Great Mall of the Great Plains and Morgantown Mall, Kohl’s at New Towne Mall and Burlington Coat Factory at Northtown Mall. Anchor store closings included Linens & Things at The Great Mall of the Great Plains, Toys R Us at Lloyd Center, JCPenney at Montgomery Mall and Office Max at Northwest Mall.

We have plans to add a lifestyle retail component to The Dayton Mall located in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project will include façade renovation and the addition of 97,000 square feet in an open-air center.

Eastland Ohio, located in Columbus, Ohio, was acquired in December 2003 with redevelopment plans existing at the time of the acquisition. The expansion at this Mall includes the addition of a 120,000 square foot Kaufmann’s anchor store, approximately 30,000 square feet of outward facing retail, interior renovations (including a children’s soft play area) and new in-line tenants. We have installed additional amenities, including a state-of-the-art security system, comfortable seating and carpeted areas that will enhance the shopping experience. The new Kaufmann’s store opened in October 2005.

The Polaris Fashion Place redevelopment project, located in Columbus, Ohio, centers around a replacement anchor for the parcel and building vacated by Lord & Taylor (the “Lord & Taylor parcel”). On May 16, 2005, we purchased the Lord & Taylor parcel from The May Department Stores Company. On July 20, 2005, we sold the Lord & Taylor parcel to Von Maur, Inc., an Iowa-based fashion specialty retailer (“Von Maur”). Von Maur opened their first Ohio store in the 140,000 square foot anchor space during the fourth quarter of 2005. In addition, we constructed a new approximately 9,450 square foot multi-tenant building. Leasing of this multi-tenant building is complete and some of these tenants opened in December 2005 and January 2006.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project includes tripling the size of the food court, installing new exterior signage, adding a new 10,000 square foot freestanding building and demolishing a vacant anchor space to be replaced with a new anchor store. The food court renovations and the exterior signage have been completed. Leasing of the new 10,000 square foot building is complete and all of the tenants opened during the third and fourth quarters of 2005. The vacant anchor has been demolished and site preparation is underway to prepare for the new anchor store.

Construction of 22,000 square feet of new freestanding retail GLA at Grand Central Mall in Parkersburg, West Virginia was completed in 2005. The new building replaced a vacant obsolete structure of 43,000 square feet that had previously been demolished. The new space includes an Old Navy, Panera Bread and planned additions of retail or restaurant tenants.

The Venture plans on making a $10 million interior renovation at Puente, which will include new flooring, updated lighting, refurbished and expanded food court, children’s soft play area and new vertical transportation. These renovations are planned for completion in 2006.

Developments

One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

On April 7, 2005, we closed on the purchase of two parcels of land located in Mason, Ohio, consisting of approximately 78.2 acres for a purchase price of $7.7 million (the “Mason Parcels”). This land was purchased in connection with the City Park development. On May 31, 2005, we sold one of the parcels making up the Mason Parcels that consists of 9.154 acres for a price of $1.0 million. Additionally, in connection with the City Park development, we currently have an option to purchase an undivided one-half (1/2) interest in a parcel of land consisting of approximately 65.8 acres located in Mason, Ohio.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended December 31, 2005. The percentage change is based on those tenants reporting sales for the twenty-four month period ended December 31, 2005.

	Mall Properties
Property Type	Average Sales PSF	Same Store %Change
Anchors	$162	(3.5)%
Stores (1)	$334	1.1%
Total	$245	(0.5)%

(1)	Stores Sales per PSF exclude outparcel sales and specialty leasing.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average mall store sales for the 12 months ended December 31, 2005 were $334 dollars per square foot, a 3.4% improvement from the $323 dollars per square foot reported for the twelve months ended December 31, 2004. Comparable stores sales, which include only those stores open for the twelve months ended December 31, 2005 and the same period of 2004, increased 1.1%.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1) (2)
	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
Reported Occupancy:
Mall Anchors	95.2%	92.6%	91.3%	91.3%	93.7%
Mall Stores	89.5%	87.5%	88.0%	87.6%	88.5%
Total Mall Portfolio	93.2%	90.8%	90.1%	90.0%	91.8%
Community Center Anchors	75.0%	63.9%	63.8%	63.8%	67.9%
Community Center Stores	78.6%	64.8%	63.7%	65.3%	66.6%
Total Community Center Portfolio	75.8%	64.1%	63.8%	64.2%	67.6%

Comparable Occupancy (3):
Comparable Mall Portfolio	93.2%				92.2%
Comparable Community Center Portfolio	75.8%				80.8%

(1)	Occupancy statistics included in the above table are based on the total Company portfolio which excludes our Property held in a joint venture.
(2)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(3)	Comparable occupancy rates exclude the properties sold in 2005 from the 2004 occupancy calculation.

Information Technology

We implemented the first phase of our commercial management system upgrade in August 2004. This first phase focused on replacing the former commercial management system and related Microsoft Access databases with Intuit Real Estate Solution’s commercial management system. The new software is used for lease accounting, tenant’s sales, accounts receivables, collections and cash processing. The second phase, which was the implementation of the recoveries module and the straight-line rent calculation, was completed in the second quarter of 2005. The recoveries module is used for calculating and billing the tenants’ share of CAM, real estate taxes and insurance.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), to expand and clarify SFAS No. 123, “Accounting for Stock-Based Compensation,” in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for all unvested awards. Since we previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123 (see Note 2 to our consolidated financial statements), we do not expect our financial statements will be materially impacted by SFAS No. 123(R).

In December 2004, The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. The issue addresses the accounting for nonmonetary exchanges as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in International Accounting Standard (“IAS”) No. 16, “Property, Plant and Equipment”, and IAS No. 38, “Intangible Assets”. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement are applied prospectively. We do not expect our financial statements will be materially impacted by SFAS No. 153.

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, (“EITF 04-05”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-05 is not expected to have a material impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2005, approximately 82.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.7 years and a weighted-average interest rate of approximately 6.35%. At December 31, 2004 approximately 89.7% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.9 years, and a weighted-average interest rate of approximately 6.41%. The remainder of our debt at December 31, 2005 and December 31, 2004, bears interest at variable rates with weighted-average interest rates of approximately 5.96% and 4.34%, respectively.

At December 31, 2005 and December 31, 2004, the fair value of our debt (excluding our Amended Credit Facility) was $1,358.7 million and $1,353.6 million, respectively, compared to its carrying amounts of $1,351.5 million and $1,328.6 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2005 and 2004, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $2.5 million and $1.4 million, respectively for the year. Also, the fair value of debt would decrease by approximately $36.7 million and $43.3 million, at December 31, 2005 and December 31, 2004. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $2.5 million and $1.4 million, for the year ended December 31, 2005 and 2004, respectively, and increase the fair value of debt by approximately $39.1 million and $46.3 million, at December 31, 2005 and December 31, 2004. We have entered into certain cap agreements which impact this analysis at certain LIBOR rate levels (see Note 5 to the consolidated financial statements).

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of GRT and the Report of Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding Changes In and Disagreements with Accountants on Accounting and Financial Disclosure is incorporated by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the year-end of the year covered by this Form 10-K with respect to the 2006 Annual Meeting of Shareholder’s to be held on May 5, 2006 (the “Annual Meeting”).

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance, that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited management's assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years ending December 31, 2005 of Glimcher Realty Trust and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois February 22, 2006	/s/ BDO Seidman, LLP

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

Item 9B.  Other Information

None

PART III

Item 10.  Trustees and Executive Officers of the Registrant

Information regarding trustees, board committee members and executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the year-end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 11.  Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the year-end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2005 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,948,098	$20.88	850,499

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the year-end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the year-end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 14.   Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the year end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 15.  Exhibits and Financial Statements

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

4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)

4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)
4.3	Specimen Certificate evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (16)
10.01	Glimcher Realty Trust 1993 Employee Share Option Plan. (1)
10.02	Glimcher Realty Trust 1993 Trustee Share Option Plan. (1)
10.03	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.04	Glimcher Realty Trust 2004 Incentive Compensation Plan. (17)
10.05	Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, as of December 31, 2005.
10.06	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (3)
10.07
Severance Agreement and Release of All Claims between William G. Cornely, Glimcher Realty Trust, its affiliated and subsidiary entities, and its shareholders, directors, officers, agents, employees, successors and assigns, dated as of July 1, 2005. (5)

10.08	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.09	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.10	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (20)
10.11	Severance Benefits Agreement, dated June 28, 2004 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (22)
10.12	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (11)
10.13	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (24)
10.14	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George “Buck” Sappenfield, III. (24)
10.15	Severance Benefits Agreement, dated August 17, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Robert F. Beffa. (25)
10.16	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (23)
10.17	Offer Letter of Employment to George “Buck” Sappenfield, III, dated May 9, 2005. (24)
10.18	Offer Letter of Employment to Robert Beffa, dated June 29, 2005. (5)
10.19
Promissory Note dated as of December 17, 1997, issued by Glimcher University Mall Limited Partnership in the amount of sixty four million eight hundred ninety eight thousand five hundred forty six dollars ($64,898,546). (7)

10.20	Mortgage, assignment of rents, security agreement and fixture filing by Glimcher University Mall Limited Partnership to Nomura Asset Capital Corporation dated as of December 17, 1997. (7)
10.21
Promissory Note, dated as of July 31, 2005, issued by Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. (each as co-borrower) to the order of KeyBank National Association in the principal amount of $44,000,000. (26)

10.22	Term Loan Agreement, dated as of July 31, 2005, between Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. (each as co-borrower) and KeyBank National Association. (26)
10.23
Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing made by Montgomery Mall Associates, L.P. in favor of KeyBank National Association, dated as of July 31, 2005. (26)

10.24	Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (4)
10.25
Deed of trust, assignment of leases and rents and security agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (4)

10.26	Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000) (relates to New Jersey Tax Exempt Bonds). (4)

10.27	Deed of Trust and security agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999. (18)
10.28	Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). (18)
10.29	Deed of Trust Security Agreement by Weberstown Mall, LLC for the benefit of Lehman Brothers Holding Inc. dated as of April 26,1999. (19)
10.30	Promissory Note dated as of April 26, 1999, issued by Weberstown Mall, LLC in the amount of twenty million five hundred thousand dollars ($20,500,000). (19)
10.31	Open-end Mortgage and Security Agreement by Mount Vernon Venture, LLC to Lehman Brothers Bank, FSB dated as of January 16, 2001. (6)
10.32	Promissory Note dated as of January 16, 2001, issued by Mount Vernon Venture, LLC in the amount of nine million three hundred thousand dollars ($9,300,000). (6)
10.33	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing by Glimcher Ashland Venture, LLC to KeyBank National Association dated as of October 15, 2001. (6)
10.34	Promissory Note dated as of October 15, 2001 issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (6)
10.35	Amended and Restated Promissory Note 1 dated as of June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.36	Amended and Restated Promissory Note 2 dated June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.37
Agreement of Sale and Purchase and Joint Escrow Instructions, dated October 5, 2005, by and between Glimcher Properties Limited Partnership and Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC (relates to Puente Hills Mall acquisition).

10.38
Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions, dated November 4, 2005, by and between Glimcher Properties Limited Partnership and Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC (relates to Puente Hills Mall acquisition).

10.39
Loan Assumption Agreement, dated as of December 29, 2005, between Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC, Puente Hills Mall, LLC and LaSalle Bank National Association, as Trustee for the Registered Holders of Greenwich Capital Commercial Funding Corp., Commercial Mortgage Trust 2003-C1, Commercial Mortgage Pass-Through Certificates, Series 2003-C1 (relates to Puente Hills Mall acquisition).

10.40
Guaranty of Recourse Obligations, dated as of December 29, 2005, by Glimcher Properties Limited Partnership in favor of LaSalle Bank National Association, as Trustee for the Registered Holders of Greenwich Capital Commercial Funding Corp., Commercial Mortgage Trust 2003-C1, Commercial Mortgage Pass-Through Certificates, Series 2003-C1 (relates to loan assumption for Puente Hills Mall acquisition).

10.41	Allonge to Promissory Note (relates to loan assumption for Puente Hills Mall acquisition).
10.42	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group).
10.43	Promissory Note A1 dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (9)
10.44	Promissory Note A2 dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (9)
10.45	Mortgage, Assignment of Leases and Rents and Security Agreement by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. dated as of August 27, 2003. (9)
10.46	Guaranty by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall. (9)
10.47
Note dated as of August 11, 1998 issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225). (9)

10.48
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC. (9)

10.49
Promissory Note dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall. (9)

10.50
Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 1, 1997 by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall. (9)

10.51	Amended and Restated Credit Agreement, dated August 22, 2005, by and among Glimcher Properties Limited Partnership, KeyBank National Association and several other financial institutions. (27)
10.52
Guaranty, dated August 22, 2005, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement. (27)

10.53	Form of Note. (27)
10.54
Promissory Note A1, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of eighty-five million dollars ($85,000,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.55
Promissory Note A2, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of twenty-eight million five hundred thousand dollars ($28,500,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.56
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.57
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.58
Open End Mortgage, Assignment of Rents and Security Agreement, dated December 22, 2003, by EM Columbus, LLC, a Delaware limited liability company, to The Huntington National Bank, relating to Eastland Ohio. (13)

10.59	Note, dated December 22, 2003, issued by EM Columbus, LLC, to The Huntington National Bank in the amount of $36,000,000, relating to the purchase of Eastland Ohio. (13)
10.60	Loan Commitment Letter, dated December 22, 2003, from The Huntington National Bank to EM Columbus, LLC, together with all exhibits thereto, relating to Eastland Ohio. (13)
10.61	Unconditional Guaranty of Payment and Performance, dated December 22, 2003, by Glimcher Properties Corporation to The Huntington National Bank, relating to Eastland Ohio. (13)
10.62	Unconditional Guaranty of Payment and Performance, dated December 22, 2003, by Glimcher Properties Limited Partnership to The Huntington National Bank, relating to Eastland Ohio. (13)
10.63	Promissory Note, dated as of July 15, 2005, issued by EM Columbus, LLC in the amount of Six Million Dollars ($6,000,000). (26).
10.64	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties, L.P. to The Huntington National Bank. (26)
10.65	Open-End Mortgage Modification of Mortgage and Note, dated July 15, 2005, by and between EM Columbus, LLC and The Huntington National Bank. (26)
10.66	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties Limited Partnership to The Huntington National Bank. (26)
10.67	Promissory Note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (13)
10.68	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (13)
10.69
Amended and Restated Promissory Note A, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, dated May 22, 2003, for $135,000,000, relating to the Polaris Fashion Place existing debt. (13)

10.70
Amended and Restated Promissory Note B, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, dated May 22, 2003, for $24,837,623 relating to the Polaris Fashion Place existing debt. (13)

10.71	Mortgage Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc. relating to Polaris Fashion Place. (13)

10.72	Promissory Note, dated January 5, 2004, issued by Glimcher Properties Limited Partnership to Bank One, NA in the amount of $36,500,000, relating to Polaris Fashion Place. (13)
10.73	Guaranty of Payment by Polaris Mall, LLC to Bank One, NA, dated January 5, 2004, relating to Polaris Fashion Place. (13)
10.74
Pledge and Security Agreement of Membership Interest (51.01%), dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)

10.75
Pledge and Security Agreement of Membership Interest (48.99%) dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)

10.76	Negative Pledge Agreement dated January 5, 2004, by Glimcher Properties Limited Partnership to Bank One, NA, relating to Promissory Note for Polaris Fashion Place. (13)
10.77	Loan Agreement, dated as of January 5, 2004, between Glimcher Properties Limited Partnership and Bank One, NA, relating to Polaris Fashion Place. (13)
10.78	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (13)
10.79
Loan Agreement dated as of June 9, 2004 between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.80
Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.81
Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.82
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 9, 2004 between N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.83	Guaranty dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)
10.84
Amended and Restated Promissory Note, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas. (22)

10.85	Loan Agreement dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. relating to The Great Mall in Olathe, Kansas. (22)
10.86
Amended and Restated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004, between GM Olathe, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $30,000,000, relating to The Great Mall in Olathe, Kansas. (22)

10.87	Guaranty of Payment, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas. (22)
10.88	Guaranty of Recourse Obligations, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to The Great Mall in Olathe, Kansas. (22)
10.89	Bond Pledge Agreement dated June 9, 2004 between GM Olathe, LLC, Morgan Stanley Mortgage Capital Inc., and acknowledged and agreed to by the Huntington National Bank. (22)
10.90
Loan Agreement, dated January 13, 2006, between GM Olathe, LLC, Glimcher Properties Limited Partnership (as co-borrowers) and LLC and KeyBank National Association, relating to The Great Mall of the Great Plains in Olathe, Kansas.

10.91
Promissory Note, dated January 13, 2006, issued by GM Olathe, LLC and Glimcher Properties Limited Partnership (as co-borrowers) to the order of KeyBank National Association in the principal amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas.

10.92
Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated January 13, 2006, between Glimcher Properties Limited Partnership and GM Olathe in the amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas.

10.93
Open End Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of August 30, 2004, between Glimcher River Valley Mall, LLC and KeyBank National Association, relating to the River Valley Mall in Lancaster, Ohio. (12)

10.94	Joinder to Guaranty, dated August 30, 2004, by Glimcher River Valley Mall, LLC, Glimcher Properties Limited Partnership and Glimcher Development Corporation. (12)
10.95
Promissory Note, dated as of December 15, 2005, issued by RVM Glimcher, LLC to the order of Lehman Brothers Bank, FSB in the principal amount of $50,000,000, relating to River Valley Mall in Lancaster, Ohio.

10.96	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio.
10.97	Open-End Mortgage and Security Agreement, dated December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio.
10.98	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio.
10.99
Guaranty of Recourse Obligations, dated as of December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio.

10.100	Agreement of Purchase and Sale, between Coyote Tulsa Mall, L.L.C. and Glimcher Properties Limited Partnership (relating to acquisition of Tulsa Promenade).
10.101	Employment & Consulting Agreement, dated January 20, 2005, between Herbert Glimcher, Glimcher Realty Trust and Glimcher Properties Limited Partnership. (14)
10.102	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options). (28)
10.103	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options). (28)
10.104	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan. (23)
10.105	First Amendment to term loan agreement between KeyBank National Association and Montgomery Mall Associates Limited Partnership and Glimcher Properties Limited Partnership dated January 13, 2006.

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(5)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on July 11, 2005.
(6)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 16, 2002.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on December 31, 1997.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 29, 2003.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(10)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, with the Securities and Exchange Commission on February 25, 2004.

(11)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(12)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 2, 2004.
(13)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(14)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 24, 2005.
(15)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A, filed with the Securities and Exchange Commission on August 22, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A, filed with the Securities and Exchange Commission on February 20, 2004.
(17)	Incorporated by reference to Appendix B of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 29, 2004.
(18)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
(19)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission on August 12, 1999.
(20)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(21)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(22)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(23)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(24)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(25)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 18, 2005.
(26)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed with the Securities and Exchange Commission on August 2, 2005.
(27)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 23, 2005.
(28)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

/s/ Mark E. Yale

Mark E. Yale
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)
February 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	President, Chief Executive Officer	February 22, 2006
Michael P. Glimcher	and Trustee (Principal Executive Officer)

/s/ Mark E. Yale	Senior Vice President, Chief Financial	February 22, 2006
Mark E. Yale	Officer and Treasurer (Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman of the Board and Trustee	February 22, 2006
Herbert Glimcher

/s/ Philip G. Barach	Member, Board of Trustees	February 22, 2006
Philip G. Barach

/s/ Wayne S. Doran	Member, Board of Trustees	February 22, 2006
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 22, 2006
Howard Gross

/s/ Niles C. Overly	Member, Board of Trustees	February 22, 2006
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 22, 2006
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 22, 2006
William S. Williams

Report of the Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company, on January 1, 2003, adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by the Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Chicago, Illinois February 22, 2006	/s/ BDO Seidman, LLP

 GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share, par value and unit amounts)

ASSETS

	December 31,
	2005	2004
Investment in real estate:
Land	$291,998	$304,175
Buildings, improvements and equipment	1,869,381	1,925,283
Developments in progress	50,235	21,182
	2,211,614	2,250,640
Less accumulated depreciation	470,397	435,821
Property and equipment, net	1,741,217	1,814,819
Deferred costs, net	19,416	18,889
Real estate assets held for sale	72,178	1,590
Investment in and advances to unconsolidated real estate entities	44,248	-
Investment in real estate, net	1,877,059	1,835,298

Cash and cash equivalents	7,821	8,446
Restricted cash	16,229	16,330
Tenant accounts receivable, net	52,783	51,873
Deferred expenses, net	8,676	9,449
Prepaid and other assets	32,744	25,628
Total assets	$1,995,312	$1,947,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,299,193	$1,328,604
Mortgage notes payable associated with properties held for sale	52,288	-
Notes payable	150,000	74,000
Accounts payable and accrued expenses	67,638	53,892
Distributions payable	23,410	23,186
Total liabilities	1,592,529	1,479,682

Minority interest in operating partnership	15,729	23,520

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,506,448 and 35,682,858 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	365	357
Additional paid-in capital	544,708	534,286
Unvested restricted shares	(1,069)	-
Distributions in excess of accumulated earnings	(366,924)	(300,786)
Accumulated other comprehensive loss	(26)	(35)
Total shareholder’s equity	387,054	443,822
Total liabilities and shareholder’s equity	$1,995,312	$1,947,024

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share and unit amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenues:
Minimum rents	$207,593	$200,565	$167,974
Percentage rents	6,616	5,970	6,623
Tenant reimbursements	95,530	94,144	85,272
Other	25,120	26,303	25,727
Total revenues	334,859	326,982	285,596
Expenses:
Property operating expenses	71,920	72,676	68,518
Real estate taxes	37,836	35,738	31,157
	109,756	108,414	99,675
Provision for doubtful accounts	4,848	5,391	7,000
Other operating expenses	9,642	8,501	8,455
Depreciation and amortization	75,441	72,759	61,070
General and administrative	18,423	14,297	9,908
Total expenses	218,110	209,362	186,108

Operating income	116,749	117,620	99,488

Interest income	327	217	196
Interest expense	84,772	89,279	78,384
Equity in income of unconsolidated entities, net	51	3	2,456
Income before minority interest in operating partnership and discontinued operations	32,355	28,561	23,756
Minority interest in operating partnership	252	2,906	1,703
Income from continuing operations	32,103	25,655	22,053
Discontinued operations:
Impairment losses	(16,393)	-	(2,460)
Gain on sales of properties, net	1,619	19,646	703
Income from operations	3,521	6,454	12,665
Net income	20,850	51,755	32,961
Less: Preferred stock dividends	17,437	17,517	13,688
Less: Issuance costs related to preferred stock redemption	-	4,878	-
Net income available to common shareholders	$3,413	$29,360	$19,273

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.38	$0.16	$0.27
Discontinued operations	$(0.29)	$0.67	$0.29
Net income	$0.09	$0.83	$0.56

Diluted:
Continuing operations	$0.37	$0.16	$0.26
Discontinued operations	$(0.28)	$0.66	$0.29
Net income	$0.09	$0.82	$0.55

Weighted average common shares outstanding	36,036	35,456	34,704
Weighted average common shares and common share equivalent outstanding	39,856	39,496	38,221

Cash distributions declared per common share of beneficial interest	$1.9232	$1.9232	$1.9232

Net income	$20,850	$51,755	$32,961
Other comprehensive income on derivative instruments, net	9	1,192	4,935
Comprehensive income	$20,859	$52,947	$37,896

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except share, par value and unit amounts)

	Series B Convertible Preferred	Series F Cumulative Preferred	Series G Cumulative Preferred	Unearned Compensation Restricted	Common Shares of Beneficial Interest		Additional Paid-in	Distributions In Excess of Accumulated	Accumulated Other Comprehensive Income/
	Shares	Shares	Shares	Stock	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2002	$127,950				34,314,646	$343	$509,347	$(214,120)	$(6,162)	$417,358

Distributions declared, $1.9232 per share								(66,919)		(66,919)
Distribution Reinvestment and Share Purchase Plan					27,709		560			560
Exercise of stock options					413,532	4	6,833			6,837
OP unit conversion					310,225	3	6,701			6,704
Issuance of shares from public offering		$60,000					(2,451)			57,549
Preferred stock dividends declared, Series B and F								(13,688)		(13,688)
Net income								32,961		32,961
Other comprehensive income on derivative instruments									4,935	4,935
Stock offering expense							62			62
Transfer from minority interest in partnership							(4,420)			(4,420)
Balance, December 31, 2003	127,950	60,000			35,066,112	350	516,632	(261,766)	(1,227)	441,939

Distributions declared, $1.9232 per share								(68,380)		(68,380)
Distribution Reinvestment and Share Purchase Plan					23,658	1	569			570
Exercise of stock options					503,882	5	8,752			8,757
OP unit conversion					89,206	1	2,365			2,366
Issuance of Series G cumulative redeemable
preferred shares of beneficial interest			$150,000				(5,198)			144,802
Redemption of Series B cumulative redeemable
preferred shares of beneficial interest	(127,950)						4,878	(4,878)		(127,950)
Preferred stock dividends declared, Series B, F and G								(17,517)		(17,517)
Net income								51,755		51,755
Other comprehensive income on derivative instruments									1,192	1,192
Stock offering expense							237			237
Transfer from minority interest in partnership							6,051			6,051
Balance, December 31, 2004	-	60,000	150,000		35,682,858	357	534,286	(300,786)	(35)	443,822

Distributions declared, $1.9232 per share								(69,551)		(69,551)
Distribution Reinvestment and Share Purchase Plan					21,954	-	560			560
Exercise of stock options					386,384	4	6,531			6,535
OP unit conversion					358,586	3	9,656			9,659
Restricted stock grant				$(1,383)	56,666	1	1,382			-
Amortization of stock incentive program				314						314
Preferred stock dividends declared, Series F and G								(17,437)		(17,437)
Net income								20,850		20,850
Other comprehensive income on derivative instruments									9	9
Stock offering expense							297			297
Transfer to minority interest in partnership							(8,004)			(8,004)
Balance, December 31, 2005	$-	$60,000	$150,000	$(1,069)	36,506,448	$365	$544,708	$(366,924)	$(26)	$387,054

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$20,850	$51,755	$32,961
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,097	6,241	9,002
Depreciation and amortization	77,815	79,185	66,988
Loan fee amortization	2,662	4,383	3,978
Equity in income of unconsolidated entities	(51)	(3)	(2,456)
Capitalized development costs charged to expense	257	125	1,051
Minority interest in operating partnership	252	2,906	1,703
Return of minority interest share of earnings	(252)	(2,906)	(1,703)
Gain on sales of properties from discontinued operations	(1,619)	(19,646)	(703)
Impairment losses	16,393	-	2,460
Gain on sales of outparcels	(517)	(813)	(1,122)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(5,722)	(2,498)	(153)
Prepaid and other assets	(7,182)	(4,423)	(2,562)
Accounts payable and accrued expenses	362	(12,001)	(10,550)

Net cash provided by operating activities	108,345	102,305	98,894

Cash flows from investing activities:
Acquisitions and additions to investment in real estate	(95,880)	(72,726)	(218,875)
(Investment in) proceeds from unconsolidated entities	(44,248)	-	4,382
Proceeds from sales of properties	23,624	106,834	23,975
Proceeds from sales of outparcels	2,975	2,713	2,495
Withdrawals from (payments to) restricted cash	101	5,326	(1,256)
Additions to deferred expenses	(9,034)	(5,910)	(10,950)

Net cash (used in) provided by investing activities	(122,462)	36,237	(200,229)

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	76,000	(6,800)	(59,000)
Proceeds from issuance of mortgages and notes payable	111,669	231,500	383,000
Principal payments on mortgages and notes payable	(88,364)	(303,400)	(205,309)
Loss on early extinguishment of debt	-	557	825
Proceeds from issuance of Preferred Stock - Series F, net of underwriting and other offering costs of $2,451	-	-	57,549
Proceeds from issuance of Preferred Stock - Series G, net of underwriting and other offering costs of $5,198	-	144,802	-
Redemption Preferred Shares, Series B	-	(127,950)	-
Exercise of stock options and other	7,095	9,327	7,397
Cash distributions	(92,908)	(89,172)	(83,396)

Net cash provided by (used in) financing activities	13,492	(141,136)	101,066

Net change in cash and cash equivalents	(625)	(2,594)	(269)

Cash and cash equivalents, at beginning of period	8,446	11,040	11,309

Cash and cash equivalents, at end of period	$7,821	$8,446	$11,040

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers, including single tenant retail properties (“Community Centers”). At December 31, 2005, the Company owned and operated a total of 36 Properties consisting of 25 Malls (24 wholly-owned and 1 partially owned through a joint venture) and 11 Community Centers. The “Company” refers to Glimcher Realty Trust, Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of December 31, 2005, GRT was a limited partner in GPLP with a 91.6% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of fee income which relates to property management services and is recognized in the period in which the service is performed, temporary tenant revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collections and consideration of the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Investment in Real Estate - Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of new Properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the Property and competition in the specific market in which the Property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the term of each lease. Cash allowances paid for improvements to real estate owned by retailers are capitalized as contract intangibles and amortized over the life of the operating agreements. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred.

Investment in Real Estate - Impairment evaluation

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

Sale of Real Estate Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Investment in Real Estate - Held for Sale

The Company evaluates the held for sale classification of its real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held for sale once management commits to a plan to sell the properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options because the options were granted at a price equal to the market price on the day of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123, the Company’s net income available to common shareholders would have decreased $4, $39 and $58 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. Earnings per share basic would have remained unchanged as a result of this stock compensation expense for 2005 and 2004. In 2003, earnings per share basic would have changed from $0.56 to $0.55. Earnings per share diluted would have remained unchanged as a result of this stock compensation expense for 2005, 2004 and 2003.

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance and property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

Deferred expenses consist principally of financing fees. These costs are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $8,676 and $9,449 as of December 31, 2005 and 2004, respectively. During 2004 and 2003, the Company expensed $1,765 and $826, respectively, of unamortized financing fees in connection with the early retirement of debt. Such amounts have been reported as interest expense in the accompanying financial statements.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffective and is recognized in other income/other expense during the period of change. Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized/accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method. Should the hedged item be sold, mature or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Interest Costs

	Year Ended December 31,
	2005	2004	2003
Interest expense	$82,160	$85,040	$74,614
Amortization of loan fees	2,612	4,239	3,770
Total interest expense	84,772	89,279	78,384
Interest capitalized	2,328	597	698
Total interest costs	$87,100	$89,876	$79,082

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized during the year ended December 31, 2005

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $1,069, $1,118 and $2,106 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code. GPLP wholly owns GDC. For federal income tax purposes, GDC is treated as a separate entity and taxed as a regular C-Corporation. In accordance with SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards of GDC. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

As a result of the Company’s acquisitions of joint venture interests not previously owned, the Company had non-cash debt assumptions and issued OP Units. The debt assumed was $193,190 for the twelve months ending December 31, 2004. In January 2004, the Company issued 594,342 new OP Units with an approximate value of $13,564 in connection with the acquisition of the remaining joint venture interest in Polaris Fashion Place, an approximately 1.6 million square foot upscale regional Mall in Columbus, OH (“Polaris”). Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $13,815 and $537 as of December 31, 2005 and December 31, 2004, respectively.

Share distributions of $17,552 and $17,157 and Operating Partnership distributions of $1,498 and $1,670 had been declared but not paid as of December 31, 2005 and December 31, 2004, respectively. 8.75% Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) distributions of $1,313 had been declared but not paid as of December 31, 2005 and December 31, 2004. 8.125% Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) distributions of $3,046 had been declared but not paid as of December 31, 2005 and December 31, 2004. Amounts paid for interest, exclusive of capitalized interest were $88,937, $89,864 and $76,520 in 2005, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), to expand and clarify SFAS No. 123 in several areas. The Statement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement is effective beginning in the first quarter of 2006 for all unvested awards. Since the Company previously adopted the provisions of expensing stock-based compensation using the fair value based method of accounting as permitted under SFAS No. 123, the Company does not expect its financial statements will be materially impacted by SFAS No. 123(R).

In December 2004, The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. The issue addresses the accounting for nonmonetary exchanges as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in International Accounting Standard (“IAS”) No. 16, “Property, Plant and Equipment”, and IAS No. 38, “Intangible Assets”. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement are applied prospectively. The Company does not expect its financial statements will be materially impacted by SFAS No. 153.

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights”, (“EITF 04-05”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principals. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The impact of adopting EITF 04-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statements of operations required by SFAS No. 144, have been made in the financial statements to conform to the 2005 presentation.

3.	Real Estate Assets Held for Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. In the third quarter of 2005, management committed to a plan to sell twelve Properties and initiated an active program to market them. Accordingly, these assets were classified as held for sale. During the fourth quarter of 2005, the Company sold four of these Properties. In addition to classifying these properties as held for sale, the financial results, including any impairment charges of these properties are reported as discontinued operations and the net book value of the assets are reflected as held for sale on the balance sheet. Impairment losses on Properties classified as held for sale totaled $16,393, $0 and $2,460 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, eight Properties remain classified as held for sale with a net book value of $72,178. One Property with a net book value of $1,590 was classified as held for sale at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

4. Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components.

	December 31, 2005	December 31, 2004
Billed Receivables	$24,688	$24,582
Straight-line Receivables	26,190	25,643
Unbilled Receivables	10,580	10,193
Less: Allowance for Doubtful Accounts	(8,675)	(8,545)
Net Accounts Receivable	$52,783	$51,873

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The activity in the allowance for doubtful accounts for the three years ending December 31, 2005 is shown below:

	Balance at beginning of year	(1) Charged to expense	(1) Deductions	Balance at end of year
Year ended December 31, 2005-
Allowance for doubtful accounts	$8,545	$4,848	$4,718	$8,675

Year ended December 31, 2004-
Allowance for doubtful accounts	$7,972	$5,391	$4,818	$8,545

Year ended December 31, 2003-
Allowance for doubtful accounts	$3,533	$7,000	$2,561	$7,972

(1)	Amounts charged to expense and deductions for 2004 and 2003 are revised to reflect the impact of SFAS No. 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

5.	Mortgage Notes Payable as of December 31, 2005 and December 31, 2004 consist of the following:

	Carrying amount of Mortgage Notes Payable		Interest Rate		Interest	Payment	Payment at	Maturity
Fixed Rate:	2005	2004	2005	2004	Terms	Terms	Maturity	Date
Weberstown Mall, LLC	$19,126	$19,383	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	33,523	33,985	8.35%	8.35%	(p)	(a)	$32,615	(e)
Colonial Park Mall, LP	32,975	33,459	7.73%	7.73%	(p)	(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,865	8,968	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (q)	44,559	45,292	7.84%	7.84%	(p)	(a)	$42,302	(f)
Morgantown Mall Associates, LP	53,381	54,227	6.89%	6.89%	(p)	(a)	$50,823	(f)
Grand Central, LP	48,572	49,276	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	39,214	39,606	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,953	41,387	8.20%	8.20%	(p)	(a)	$38,543	(g)
Glimcher Ashland Venture, LLC	25,307	25,770	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	56,717	57,481	8.27%	8.27%	(p)	(a)	$49,864	(h)
Glimcher WestShore, LLC	96,804	98,275	5.09%	5.09%		(a)	$84,824	September 9, 2012
University Mall, LP	63,845	65,050	7.09%	7.09%	(p)	(a)	$52,524	(i)
PFP Columbus, LLC	144,439	146,631	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	135,326	137,285	5.42%	5.42%	(p)	(a)	$116,922	(j)
JG Elizabeth, LLC	161,371	163,827	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	110,871	112,423	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	60,341	61,107	7.54%	7.54%	(p)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	-	5.65%	n/a		(c)	$44,931	January 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,245,189	1,212,432
Variable Rate/Bridge:
GM Olathe, LLC	30,000	30,000	6.37%	4.40%	(l)	(b)	$30,000	June 9, 2006
Montgomery Mall Associates, LP	25,000	-	6.16%	n/a	(m)	(b)	$25,000	August 1, 2006
Glimcher Columbia, LLC (q)	7,729	7,955	6.79%	4.78%	(n)	(a)	$7,595	August 1, 2006
EM Columbus, LLC	41,669	24,000	6.38%	4.42%	(o)	(b)	$41,669	January 1, 2007
	104,398	61,955
Other:
Fair Value Adjustment - Polaris Center, LLC	1,894	2,322
Extinguished Debt	-	51,895

Total Mortgage Notes Payable	$1,351,481	$1,328,604

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in October 2027, with an optional prepayment date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment date on June 1, 2010.
(h)	The loan matures in July 2027, with an optional prepayment date on July 11, 2012.
(i)	The loan matures in January 2028, with an optional prepayment date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment date on February 11, 2015.
(l)	Interest rate of LIBOR (capped by a derivative at 6.00%) plus 200 basis points until maturity.
(m)	Interest rate of LIBOR plus 185 basis points.
(n)	Interest rate of LIBOR plus 250 basis points.
(o)	Interest rate of LIBOR plus 200 basis points.
(p)	Interest rate escalates after optional prepayment date.
(q)	Mortgage note payable associated with asset held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,684,178 and $1,654,690 at December 31, 2005 and 2004, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes they are in compliance with all covenants at December 31, 2005. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $89,398 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of December 31, 2005.

Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2005, are as follows: 2006 $99,941; 2007 $125,299; 2008 $120,101; 2009 $64,055; 2010 $93,927; thereafter $846,264.

6.	Notes Payable

In August 2005, the Company closed on a $300,000 amended credit facility (the “Amended Credit Facility”) that matures in August 2008 and has a one-year extension option. The Amended Credit Facility is unsecured and replaces a $150,000 secured credit facility that was due to expire in October 2006. The Amended Credit Facility is expandable to $400,000, provided there is no default under the Amended Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon the Company’s ratio of debt to total asset value. The Amended Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio. Management believes they are in compliance with all covenants as of December 31, 2005.

At December 31, 2005, the outstanding balance on the Amended Credit Facility was $150,000. Additionally, $5,070 represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility at December 31, 2005. As of December 31, 2005, the unused balance of the Amended Credit Facility available to the Company was $144,930 and the interest rate was 5.54%.

At December 31, 2004, the outstanding balance on the secured credit facility was $74,000. Additionally, $4,600 represented a holdback on the available balance for letters of credit issued under the secured credit facility at December 31, 2004. As of December 31, 2004, the unused balance of the credit facility available to the Company was $71,400 and the interest rate was 4.10%.

7.	Income taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net income	$20,850	$51,755	$32,961
Add: Net loss of taxable REIT subsidiaries	2,501	1,696	1,738
Net income from REIT operations (1)	23,351	53,451	34,699
Add: Book depreciation and amortization	73,622	75,817	61,189
Less: Tax depreciation and amortization	(56,847)	(59,207)	(51,454)
Book loss/(gain) from capital transactions	13,083	(18,087)	1,612
Tax (loss)/gain from capital transactions	(14,624)	6,736	(1,602)
Other book/tax differences, net	(1,408)	(14,436)	(17,235)
Taxable income before adjustments	37,177	44,274	27,209
Less: Capital gains	(1,614)	(6,736)	-
Adjusted taxable income subject to 90% requirement	$35,563	$37,538	$27,209

(1)	All adjustments to “Net income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Reconciliation between cash dividends paid and dividends paid deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Cash dividends paid	$86,593	$85,511	$78,937
Less: Dividends designated to prior year	(21,516)	(21,131)	(19,457)
Plus: Dividends designated from following year	21,912	21,516	21,131
Less: Portion designated return of capital	(49,812)	(41,622)	(53,402)
Dividends paid deduction	$37,177	$44,274	$27,209

Characterization of distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2005, 2004 and 2003:
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.5221	27.15%	$0.6380	33.18%	$0.3888	20.22%
Return of Capital	1.3774	71.62	1.1707	60.87	1.5344	79.78
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0237	1.23	0.1145	5.95	-	-
	$1.9232	100.00%	$1.9232	100.00%	$1.9232	100.00%

The following table characterizes distributions paid per Series B Preferred Share for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Ordinary income	-	-%	$0.3104	84.79%	$2.3125	100.0%
Return of Capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	-	-	0.0557	15.21	-	-
	-	-%	$0.3661	100.00%	$2.3125	100.00%

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0926	95.66%	$1.8548	84.79%	$0.7717	100.0%
Return of Capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0950	4.34	0.3328	15.21	-	-
	$2.1876	100.00%	$2.1876	100.00%	$0.7717	100.00%

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2005 and 2004:

	2005		2004
	Amount	%	Amount	%
Ordinary income	$1.9430	95.66%	$1.4687	84.79%
Return of Capital	-	-	-	-
Capital gains	-	-	-	-
Unrecaptured Section 1250 gain	0.0882	4.34	0.2635	15.21
	$2.0312	100.00%	$1.7322	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC. Deferred tax assets (liabilities) include the following:

Deferred tax assets (liabilities):

	2005	2004	2003
Investment in partnership	$(5)	$(1)	$-
Capitalized development costs	(412)	(198)	(158)
Depreciation and amortization	41	36	6
Charitable contributions	22	22	-
Allowance for doubtful accounts	-	-	40
Interest expense	756	248	-
Other	8	(3)	2
Net operating losses	2,322	1,957	2,393
Net deferred tax asset	2,732	2,061	2,283
Valuation allowance	(2,732)	(2,061)	(2,283)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $5,805 and expire $2,731, $355, $144, $479, $623, $561 and $912 in 2018, 2020, 2021, 2022, 2023, 2024 and 2025, respectively.

The income tax provision consisted of $2, $12 and $49 in 2005, 2004 and 2003, respectively, related to current state and local taxes. Net deferred tax expense for each of the years was $0. The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards of $0, $0 and $968 in 2005, 2004 and 2003, respectively. A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2005, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company’s cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

8.	Preferred Shares

GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate 100,000,000 shares of GRT, consisting of common shares and/or one or more series of preferred shares of beneficial interest.

On November 17, 1997, GRT completed a $120,000 public offering of 4,800,000 shares of 9.25% Series B Cumulative Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”). On November 25, 1997, GRT sold an additional 318,000 Series B Preferred Shares as a result of the underwriters exercising the over-allotment option granted to them. Aggregate net proceeds of the offering were $123,072. Distributions on the Series B Preferred Shares were payable quarterly in arrears and the Company was able to redeem the Series B Preferred Shares anytime on or after November 15, 2003, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. On February 27, 2004, the Company redeemed 5,118,000 of the Series B Preferred Shares. Shareholders of record at the close of business on February 27, 2004 received a redemption price of $25.00 per share plus an amount equal to the dividends accrued and unpaid. The total cost to redeem the shares was $129,824.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The redemption of the Series B Preferred Shares resulted in a $4,878 non-cash charge as required under EITF Topic Number D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” This one time non-cash charge represents costs that were incurred and recorded in “Additional Paid In Capital” at the time of the initial issuance of the Series B Preferred Shares in 1997.

On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the “Plan”) pursuant to which a distribution will be made of one preferred share purchase right (a “Right”) for each outstanding Common Share. The distribution was made on March 22, 1999, to the shareholders of record at the close of business on that date. These rights trade with our Common Shares. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the “Preferred Shares”), at a price of $55.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an “Acquiring Person”). Alternatively, each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the right to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

On August 25, 2003, the Company completed a $60,000 public offering of 2,400,000 shares of Series F Preferred Shares, par value $0.01 per share, at a purchase price of $25.00 per Series F Preferred Share. Aggregate net proceeds of the offering were $58,110. Distributions on the Series F Preferred Shares are payable quarterly in arrears. The Company generally may redeem the Series F Preferred Shares anytime on or after August 25, 2008, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

On February 23, 2004, the Company completed a $150,000 public offering of 6,000,000 shares of Series G Preferred Shares. Aggregate net proceeds of the offering were $145,300. Distributions on the Series G Preferred Shares are payable quarterly in arrears beginning on April 15, 2004. The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions. The proceeds were used to redeem the Series B Preferred Shares on February 27, 2004 and to pay down $16,900 of the Company’s Credit Facility.

9.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the twelve months ended December 31, 2005, the Company recognized additional other comprehensive income of $9 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2005, net of $11 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $1 in minority interest participation. During the twelve months ended December 31, 2004, the Company recognized additional other comprehensive income of $1,192 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2004, net of $1,325 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $100 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2005. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

Cap - Cash Flow	$ 30,000	6.00%	June 15, 2006	$0

On December 31, 2005, the derivative instruments were reported at their fair value of $0 in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $28 is expected to be reclassified in 2006. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the twelve months ended December 31, 2005.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

10.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2005 are as follows:

2006	$197,011
2007	177,605
2008	160,209
2009	135,117
2010	109,251
Thereafter	319,940
$1,099,133

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $578, $614 and $2,065 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

11.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of December 31, 2005 consisted of a 52% interest held by GPLP in a joint venture (the “Venture”) with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. On December 29, 2005, the Venture acquired Puente Hills Mall, an enclosed regional mall consisting of approximately 1.2 million square feet of gross leasable area located in the Los Angeles metro area. The purchase price was $170,080, which was funded in part by the assumption of an $88,800 non-recourse mortgage loan and pro rata contributions to the Venture by GPLP and ORC.

The share of net income for the period January 1, 2003 through March 5, 2003 includes the Company’s 50.00% joint venture interest in Colonial Park Mall Limited Partnership. Effective March 6, 2003, the Company acquired the remaining 50.00% joint venture interest in this entity. Also, the share of net income for the period January 1, 2003 through April 23, 2003 includes the Company’s 50% joint venture interest in G & G Blaine, LLC (Northtown). Effective April 24, 2003, the Company acquired the remaining 50% joint venture interest in this entity. Furthermore, the share of net income for the period January 1, 2003 through August 13, 2003 included the Company’s 20% joint venture interest in Charlotte Eastland Mall, LLC. Effective August 14, 2003, the Company acquired the remaining 80% joint venture interest in this entity. Lastly, the share of net income for the period January 1, 2003 through January 4, 2004 consisted of both a 50% interest in Polaris Center, LLC and a 39.29% interest in Polaris Mall, LLC. On January 5, 2004, the Company acquired the remaining 50% joint venture interest in Polaris Center, LLC and the remaining 60.71% joint venture interest in Polaris Mall, LLC. As a result, the entities mentioned above are fully consolidated as of March 6, 2003, April 24, 2003, August 14, 2003 and January 5, 2004 respectively.

The Company provides management, development, construction, leasing and legal services for a fee to joint ventures in which it has an ownership interest. The Company recognized fee income of $632, $14, and $2,224 for services provided to the joint ventures for the year ended December 31, 2005, 2004 and 2003, respectively.

The net income for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Operating Partnership’s investment in Puente Hills Mall, LLC, accounted for using the equity method is presented below:

BALANCE SHEETS	December 31, 2005

Assets:
Investment properties at cost, net	$171,897
Intangible assets (1)	11,478
Other assets	4,616
$187,991
Liabilities and Members’ Equity:
Mortgage note payable	$88,212
Intangibles (2)	14,360
Other liabilities	324
102,896
Members’ equity	85,095
$187,991

Operating Partnership’s Share of Members’ equity	$44,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Reconciliation of Members’ Equity to Company  Investment in Unconsolidated Entities:

Members’ equity	$44,200
Advances and additional costs	48
Investment in unconsolidated entities	$44,248

(1)	Includes value of acquired in-place leases
(2)	Includes the net value of $410 above-market acquired leases and $14,770 below-market acquired leases

12.	Related Party Transactions

Employment & Consulting Agreement of Herbert Glimcher

On January 20, 2005, Herbert Glimcher resigned as Chief Executive Officer of the Company and entered into an Employment and Consulting Agreement (the “Employment Agreement”) with GRT. He remains Chairman of the Board of Trustees (“Board”) of GRT. Under the Employment Agreement, GRT employs Herbert Glimcher as Senior Advisor and as non-executive Chairman of the Board. He also serves as non-executive Chairman of the Board of Directors for GPC. Neither GRT nor GPC consider Herbert Glimcher to be an executive officer. The initial term of the Employment Agreement commenced on February 1, 2005 and continues through May 31, 2006 (the “Term”); provided, that the Term may be renewed for an additional one year period if the Corporation and Herbert Glimcher agree to renew the Term prior to its expiration.

Herbert Glimcher shall receive $100 per annum for serving as the non-executive Chairman of the Board for GRT and GPC and $250 per annum for serving as Senior Advisor to GRT (the “Salary”). Additionally, he shall receive a total of $2,000 in cash during a period of two years following the termination of his employment under the Employment Agreement (the “Post-Employment Restricted Period”) from GRT. GRT recognized $2,000 in compensation expense during the first quarter of 2005 related to the Employment Agreement.

GRT reimburses Herbert Glimcher for reasonable rent for office space located in Columbus, Ohio, the reasonable salary of one administrative assistant, and provides a part-time driver consistent with past practice. For the year ended December 31, 2005, the aggregate total of reimbursements paid by GRT under the Employment Agreement was $123.

Corporate Flight Inc./ The Glimcher Company

The Company paid Corporate Flight, Inc. (“CFI”) and The Glimcher Company (“TGC”), which are both wholly owned by Herbert Glimcher, the following amounts for the use in connection with Company related matters, of an airplane owned by CFI and a coach owned by TGC.

For the Years Ending:	Corporate Flight Inc.	The Glimcher Company
December 31, 2005	$304	$-
December 31, 2004	239	9
December 31, 2003	305	7
Total	$848	$16

GDC, an entity owned by GPLP, provided services to TGC for predevelopment work on two projects in 2003 and was paid $59 for those services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Triad CM

The Company paid Triad CM (“Triad”), fifty percent (50%) of which was owned by TGC, which is wholly owned by Herbert Glimcher, $137 for the year ended December 31, 2003 in connection with subcontracting work at the Company’s Properties. TGC disposed of its entire interest in Triad effective September 2003, and therefore transactions subsequent to October 1, 2003 are not disclosed. The joint ventures controlled by the Company or in which the Company has a minority interest and is a passive investor paid Triad approximately $1,869 for the year ended December 31, 2003.

Loans and Guarantees

With respect to the development of Polaris, pursuant to the requirements of the Construction Loan Agreement, dated October 13, 2000, Herbert Glimcher provided a $4,000 letter of credit (“Letter of Credit”) to guarantee certain obligations of the Company under the Construction Loan Agreement. The Letter of Credit was terminated on May 29, 2002. At December 31, 2002 the Company accrued $40 as consideration to Herbert Glimcher for providing the Letter of Credit to the banks. Such consideration was regarded as the equivalent of the amount a bank would charge to issue such Letter of Credit. That fee was paid to Herbert Glimcher in March 2003.

The Glimcher Group, owned by Robert Glimcher, a son of Herbert Glimcher and a brother of Michael Glimcher, the CEO, Company President and Trustee, reimbursed the Company $8, $8 and $10 for the expenses of shared space at a convention in May 2005, 2004 and 2003, respectively. The David J. Glimcher Co., owned by David Glimcher, reimbursed the Company $4 and $10 related to expenses for shared space at a convention in May 2004 and 2003, respectively.

Archer-Meek-Weiler Insurance Agency

The Company has engaged Archer-Meek-Weiler, a company of which Alan R. Weiler, a Trustee, is Chairman, as its agent for the purpose of obtaining property, liability and employee practices liability insurance coverage. In connection with securing such insurance coverage, Archer-Meek-Weiler received net commissions of $306, $300 and $224 for the years ended December 31, 2005, 2004 and 2003, respectively.

Polaris Mall Transactions

On January 5, 2004, GPLP completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC, the indirect owner of Polaris, from NP Limited Partnership (“NPLP”), an Ohio limited partnership, and other parties. As part of the transaction, the Company acquired in fiscal year 2004 the remaining 60.7% interest in Polaris Mall, LLC for approximately $46,500, which was paid with approximately $33,000 in cash and the balance by the issuance of 594,342 OP Units in GPLP valued at approximately $13,500.

On January 5, 2004, GPLP also completed the acquisition of the joint venture interests not previously owned by the Company in Polaris Center, LLC, the owner of Polaris Towne Center, a 443,165 square foot town center located in Columbus, Ohio, from NPLP. As part of the transaction, the Company acquired in fiscal year 2004 the remaining 50% interest in Polaris Center, LLC for approximately $10,000, which was paid in cash.

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

Following the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC and Polaris Center, LLC, NPLP and WSS converted the OP Units to Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Leasing Activity

A brother of Herbert Glimcher owns a company that leases six store locations in the Company’s Properties. Minimum Rents were $266, $268 and $268 for the years ended December 31, 2005, 2004 and 2003, respectively.

Herbert Glimcher has provided a loan guarantee to a private company unaffiliated with the Company that leased space beginning on November 16, 2002 in Polaris. Minimum rent was $17 and $21 for the years ended December 31, 2004 and December 31, 2003, respectively. The tenant vacated in 2004.

HP Transaction / City Park Development

In the second and third quarters of 2002, Trans State Development, LLC, a wholly owned subsidiary of the GDC, entered into certain options with an unrelated third party to purchase land in Mason, Ohio for a proposed development of a regional mall and community center. At the December 19, 2002 Board of Trustees meeting, the Company informed the Board it did not intend to proceed with the development of the proposed project. Trans State Development, LLC assigned its land options to HP Development LLC (“HP”) on January 31, 2003 pursuant to the terms of an Assignment Agreement. The Assignment Agreement provided for reimbursement by HP to Trans State Development, LLC of all costs it had incurred to the date of the assignment in conjunction with the options. In addition, on January 31, 2003, the Company entered into a Master Leasing Agreement with HP for the Company to provide leasing, legal and pre-development services. Beginning in February 2003, advances were made from Ellen Glimcher, doing business as Dell Property Group, Ltd. to HP. The Board of Trustees was unaware of these fund transfers or the involvement with HP of Ellen Glimcher through Dell Property Group, Ltd. During the year ended December 31, 2003, HP received $471 from Dell Property Group, Ltd., of which $350 was used to make payments to the Company for the land options and services provided under the Master Leasing Agreement during the year ended December 31, 2003. Ellen Glimcher is the daughter of Herbert Glimcher, and the sister of Michael Glimcher. On December 11, 2003, the Company cancelled the Master Leasing Agreement between HP and Trans State Development, LLC and HP assigned the land options to Trans State Development. In consideration for the assignment of the options, Trans State Development agreed to reimburse HP Development for costs incurred related to the project plus a $25 service fee, for a total of $696. The Board of Trustees was unaware of the transfer of funds from Dell Property Group, Ltd. or the involvement of Ellen Glimcher through Dell Property Group Ltd. with HP at the time the land options were assigned to HP on January 31, 2003 or assigned to the Company on December 11, 2003. At December 31, 2003, the Company had a payable of $696 to HP, which was paid by the Company on January 15, 2004. In February 2004, the Board of Trustees became aware of the involvement of and funds transferred by Ellen Glimcher through Dell Property Group Ltd. to HP. In February 2004, the Audit Committee of the Board of Trustees considered and approved each of the past transactions as part of its determination for the Company to proceed with the project.

13.	Commitments and Contingencies

The Operating Partnership leases office space under an operating lease that had an initial term of four years commencing on July 2003. Additionally, one of GRT’s Properties is subject to long-term ground leases where a third party owns the underlying land and has leased the land to GRT. GRT pays rent of $14 per annum for the use of the land and generally is responsible for the costs and expenses associated with maintaining the building and improvements thereto. Future minimum rental payments as of December 31, 2005 are as follows:

	Office Lease	Ground Leases
2006	$436	$14
2007	436	14
2008	36	14
2009	-	14
2010	-	12
Thereafter	-	-
	$908	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2005, 2004 and 2003 were $491, $416 and $617, respectively. Ground lease expenses for the years ended December 31, 2005, 2004 and 2003 were $14, $14 and $14, respectively.

The Company had provided guarantees in connection with the outstanding debt of Polaris. In connection with the development of Polaris, the Operating Partnership provided the lender with a completion guarantee and an unconditional guarantee of payment of $60,000 (50.0% of the outstanding obligation on the indebtedness on the property). Upon refinancing of the construction loan on April 1, 2003, these guarantees were released. In connection with the new mortgage loan, the Operating Partnership provided the lender with a guarantee until certain tenant allowances are paid. The guarantee was $89 at December 31, 2005. As of December 31, 2005, no provision for losses have been provided in connection with this guarantee, as the Company does not expect to incur any liability.

At December 31, 2005, there were 3.1 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of GRT or (b) one Common Shares for each OP Unit. The fair value of the OP Units outstanding at December 31, 2005 is $80,200 based upon a per unit value of $25.74 at December 31, 2005, (based upon a five-day average of the Common Stock price from December 22, 2005 to December 29, 2005).

In addition, in July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made. The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments. The Company has made $10,961 in payments under this agreement through December 31, 2005.

The Company has reserved $726 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters. During the fourth quarter of 2005, the Company established a contingency reserve of $400 in association with a litigation between GDC and a service provider.

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

14.	Share Option Plans

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

A summary of the status of the Company's Plans at December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below. Options issued under the Plans are included under the categories trustee plan or employee plan, based upon the individual to whom the option was granted, depending upon whether that individual is an employee or a trustee.

	Options	2005 Weighted-Average Exercise Price	Options	2004 Weighted-Average Exercise Price	Options	2003 Weighted-Average Exercise Price
Trustee Plan:
Outstanding at beginning of year	1,183,100	$18.454	1,156,000	$17.525	1,241,500	$17.526
Granted	21,000	$25.670	168,000	$25.236	121,000	$18.930
Exercised	(162,580)	$13.981	(80,900)	$17.615	(206,500)	$18.259
Forfeited	-		(60,000)	$21.216	-
Outstanding at end of year	1,041,520	$19.299	1,183,100	$18.454	1,156,000	$17.525

Employee Plan:
Outstanding at beginning of year	945,471	$21.304	1,079,226	$16.950	1,033,767	$16.951
Granted	313,750	$25.505	391,178	$25.236	325,000	$18.930
Exercised	(223,804)	$19.044	(422,982)	$17.335	(207,032)	$14.811
Forfeited	(128,839)	$24.030	(101,951)	$20.865	(72,509)	$17.293
Outstanding at end of year	906,578	$22.687	945,471	$21.304	1,079,226	$16.950

Options exercisable at year-end under
the Trustee Plan	930,187		933,100		964,330
Options exercisable at year-end under
the Employee Plan	381,397		328,304		555,007
Weighted-average fair value of options
granted during the year	$1.0727		$1.2663		$0.4560

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rates used in 2005, 2004 and 2003 were 5.0%, 5.6% and 6.2%, respectively. Expected average lives of five years, annual dividend rates of $1.9232 and weighted average volatility of 12.3%, 12.2% and 11.8% in 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table summarizes information regarding the options outstanding at December 31, 2005 under the Company’s plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
Trustee Plan:
$17.000	32,854	0.2	$17.000	32,854	$17.000
$18.750 - $20.750	266,348	1.4	$20.216	266,348	$20.216
$20.500	97,622	2.4	$20.500	97,622	$20.500
$15.000	263,334	3.2	$15.000	263,334	$15.000
$12.280	3,000	4.2	$12.280	3,000	$12.280
$14.750	3,000	5.2	$14.750	3,000	$14.750
$17.610	94,644	6.2	$17.610	94,644	$17.610
$18.930	100,718	7.2	$18.930	67,385	$18.930
$19.560 - $26.690	159,000	8.2	$25.236	84,000	$25.314
$25.67	21,000	9.2	$25.670	18,000	$25.670
$12.280 - $26.690	1,041,520	4.1	$19.299	930,187	$18.966

Employee Plan:
$20.500	51,000	2.4	$20.500	51,000	$20.500
$15.000	2,000	3.2	$15.000	2,000	$15.000
$12.280	5,135	4.2	$12.280	5,135	$12.280
$14.750	47,169	5.2	$14.750	47,169	$14.750
$17.610	68,673	6.2	$17.610	68,673	$17.610
$18.930 - $22.360	178,017	7.2	$19.072	114,087	$19.044
$19.560 - $26.690	280,334	8.3	$25.470	93,333	$25.468
$24.740 - $25.670	274,250	9.2	$25.482	-	-
$12.280 - $26.690	906,578	7.7	$22.687	381,397	$20.540

All options granted under the employee plan and options under the trustee plan, except those number of options noted as exceptions, are exercisable over a three-year period. The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted. The number of options that are exercisable immediately are 18,000, 18,000 and 21,000 shares granted under the trustee plan in 2005, 2004 and 2003, respectively.

15.	Employee Benefit Plan - 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant’s salary deferrals up to a maximum of 4.0% of qualified compensation were matched at 50.0% for the two years ending December 31, 2004. The Company contributed $373, $228 and $190 to the plan in 2005, 2004 and 2003, respectively. Effective January 1, 2005, participant’s salary deferrals up to a maximum of 6% of qualified compensation were matched at 50.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

16.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2005, 2,100,000 Shares were authorized of which 250,197 Shares have been issued.

17.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):
	For the Years Ended December 31,
	2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Share	Per Income	Shares	Per Share
Basic EPS
Income from continuing operations	$32,103			$25,655			$22,053
Less: Preferred stock dividends	(17,437)			(17,517)			(13,688)
Preferred stock redemption	-			(4,878)			-
Add: Minority interest adjustments (1)	(965)			2,382			920
Income from continuing operations	$13,701	36,036	$0.38	$5,642	35,456	$0.16	$9,285	34,704	$0.27

Discontinued operations	$(11,253)			$26,100			$10,908
Less: Minority interest adjustment (1)	965			(2,382)			(920)
Discontinued operations	$(10,288)	36,036	$(0.29)	$23,718	35,456	$0.67	$9,988	34,704	$0.29

Diluted EPS
Income from continuing operations	$32,103	36,036		$25,655	35,456		$22,053	34,704
Less: Preferred stock dividends	(17,437)			(17,517)			(13,688)
Preferred stock redemption	-			(4,878)			-
Add: Minority interest	252			2,906			1,703
Operating Partnership Units		3,333			3,549			3,151
Options		449			491			366
Restricted shares		38
Income from continuing operations	$14,918	39,856	$0.37	$6,166	39,496	$0.16	$10,068	38,221	$0.26

Discontinued operations	$(11,253)		$(0.28)	$26,100		$0.66	$10,908		$0.29

(1) The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 599 thousand, 429 thousand and 225 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

18.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the credit facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 5.05% to 7.28% per annum at December 31, 2005 and 4.34% to 6.63% per annum at December 31, 2004), the fair value of GRT’s mortgage notes payable is estimated at $1,358,744 and $1,353,610 at December 31, 2005 and 2004, respectively. The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

19.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company has finalized the allocation of the purchase price for Properties acquired through 2005 and no material adjustments have been made to the original allocations.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Ohio, Polaris and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 10.7 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $415, $611 and $158 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. The net book value of the above-market leases is $5,494 and $6,742 as of December 31, 2005 and December 31, 2004, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $13,663 and $15,655 as of December 31, 2005 and December 31, 2004, respectively and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,498 and $3,827 as of December 31, 2005 and December 31, 2004, respectively and is included in prepaid and other assets on the consolidated balance sheet. Net amortization of these intangibles as an increase to net income will be as follows:

For the year ending December 31, 2006	$339
For the year ending December 31, 2007	413
For the year ending December 31, 2008	498
For the year ending December 31, 2009	502
For the year ending December 31, 2010	576
$2,328

20.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and classified as held for sale as of year-end are reflected in discontinued operations for all periods reported in the consolidated statements of income. In the consolidated balance sheet the real estate assets held for sale and the mortgages associated with those assets are presented separate from the assets to be held and used. Other assets and liabilities associated with these held for sale properties are insignificant and are not separately disclosed. The table below summarizes key financial results and data for these operations:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$17,807	$28,197	$32,710
Income from operations	$3,521	$6,454	$12,665
Impairment losses	$16,393	$-	$2,460
Gain on sale	$1,619	$19,646	$703
Number of Properties sold	6	29	5
Number of Properties held for sale	8	1	2
Real estate assets held for sale	$72,178	$1,590	$1,675
Mortgage notes payable associated with properties held for sale	$52,289	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

21.	Subsequent Events

On January 17, 2006, the Company acquired Tulsa Promenade. Tulsa Promenade is a regional mall located in Tulsa, Oklahoma with approximately 927,000 square feet of gross leasable area. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase.

On February 7, 2006, the Company sold Pea Ridge Plaza, a Community Center asset in Huntington, West Virginia for $5,400. The Company used the proceeds to pay down debt. Pea Ridge Plaza was classified as held for sale at December 31, 2005 and the operating results of the property were included in discontinued operations.

On January 13, 2006, the Company entered into a Loan Agreement to borrow $30,000 (the “Loan”). The Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on The Great Mall of the Great Plains located in Olathe, Kansas. The Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of January 13, 2009. The Loan Agreement requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The Agreement contains default provisions customary for transactions of this nature. The proceeds of the Loan where used to payoff the previous loan in the same amount.

On January 19, 2006, the Company entered into an Interest Rate Swap Agreement (“the swap”) to hedge the interest rate risk exposure on the $30,000 variable-rate Loan noted above. The swap, effective February 15, 2006, will effectively fix the Company’s interest payments on the Loan at a rate of 4.7025% plus the credit spread on the debt through January 15, 2008. In addition, the Company dedesignated the existing $30,000 interest rate cap as a cash flow hedge under SFAS 133.

22.	Interim Financial Information (unaudited)

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$79,573	$80,458	$84,776	$90,052
Total revenues as previously reported	$84,827	$84,654	$84,776	$90,052
Operating income	$25,620	$24,579	$31,030	$35,520
Operating income as previously reported	$27,753	$26,203	$31,030	$35,520
Net income	$5,796	$3,279	$(2,342)	$14,117
Net income available to common shareholders	$1,437	$(1,080)	$(6,702)	$9,758
Earnings per share (diluted)	$0.04	$(0.03)	$(0.18)	$0.27

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$80,194	$81,676	$79,001	$86,111
Total revenues as previously reported	$84,827	$85,361	$79,001	$90,929
Operating income	$28,130	$28,449	$27,891	$33,150
Operating income as previously reported	$29,534	$29,571	$27,891	$35,016
Net income	$10,077	$6,912	$24,663	$10,103
Net income available to common shareholders	$760	$2,553	$20,303	$5,774
Earnings per share (diluted)	$0.02	$0.07	$0.56	$0.16

Total revenues and operating income for 2005 and 2004 are restated to reflect SFAS 144. Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations. The differences between revenues and revenues previously reported in interim financial statements in 2005 and 2004 relate to changes in property classification from continuing to discontinuing operations.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
(dollars in thousands)

		Initial Cost		Costs Capital-ized Sub-sequent to Acquisi-tion	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encum-brances [d]	Land	Build- ings and Improve-ments [a]	Improve-ments and Adjust -ments	Land [b]	Build- ings and Improve-ments [c]	Total [b] [c]	Accumu-lated Deprecia-tion	Date Construc-tion Was Com-pleted	Date Acquired	Life Upon Which Depre-ciation in Latest Statement of Opera-tions is Computed

MALL PROPERTIES

Almeda Mall	(f)
Houston, TX			$6,859	$16,034	$862	$7,621	$16,134	$23,755	$4,400		2002	[e]
Ashland Town Center
Ashland, KY	$25,307		3,866	21,454	7,555	4,144	28,731	32,875	11,916	1989		[e]
Colonial Park Mall
Harrisburg, PA	$32,975		9,765	43,770	1,312	9,704	45,143	54,847	12,621		2003	[e]
Dayton Mall
Dayton, OH	$56,717		9,068	90,676	736	8,711	91,769	100,480	22,861		2002	[e]
Eastland Mall
Columbus, OH	$41,669		12,570	17,794	14,005	12,937	31,432	44,369	1,150		2003	[e]
Grand Central Mall
Parkersburg, WV	$48,572		3,961	41,135	31,482	3,961	72,617	76,578	23,171		1993	[e]
Great Mall of the Great Plains
Olathe, KS	$30,000		15,646	101,790	9,758	14,465	112,729	127,194	35,007	1999		[e]
Indian Mound Mall
Heath, OH			892	19,497	12,343	773	31,959	32,732	15,943	1986		[e]
Jersey Gardens Mall
Elizabeth, NJ	$161,371		32,498	206,478	19,002	33,480	224,498	257,978	56,380	2000		[e]
Lloyd Center Mall
Portland, OR	$135,326		47,737	115,219	37,801	47,737	153,020	200,757	27,832		1998	[e]
The Mall at Fairfield Commons
Beavercreek, OH	$110,871		5,438	102,914	21,483	7,696	122,139	129,835	40,422	1993		[e]
The Mall at Johnson City
Johnson City, TN	$39,214		4,462	39,439	2,813	4,405	42,309	46,714	10,901		2000	[e]
Montgomery Mall
Montgomery, AL	$25,000		10,382	60,311	5,827	10,382	66,138	76,520	14,625		1998	[e]
Morgantown Mall
Morgantown, WV	(g	)	1,273	40,484	5,122	1,556	45,323	46,879	18,600	1990		[e]
New Towne Mall
New Philadelphia, OH			1,190	23,475	7,289	1,248	30,706	31,954	13,555	1988		[e]
Northtown Mall
Blaine, MN			13,264	40,988	15,492	13,724	56,020	69,744	11,849		1998	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
(dollars in thousands)

		Initial Cost		Costs Capital-ized Sub-sequent to Acquisi-tion	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encum-brances [d]	Land	Build- ings and Improve-ments [a]	Improve-ments and Adjust -ments	Land [b]	Build- ings and Improve-ments [c]	Total [b] [c]	Accumu-lated Deprecia-tion	Date Construc-tion Was Com-pleted	Date Acquired	Life Upon Which Depre-ciation in Latest Statement of Opera-tions is Computed

Northwest Mall
Houston, TX	(f	)	$9,114	$12,820	$(195)	$9,928	$11,811	$21,739	$3,194		2002	[e]
Polaris Fashion Place
Columbus, OH	$144,439		36,687	167,251	1,396	38,661	166,673	205,334	22,030		2004	[e]
River Valley Mall
Lancaster, OH	$50,000		875	26,910	18,424	1,001	45,208	46,209	20,660	1987		[e]
Supermall of Great NW
Auburn, WA	$60,341		1,058	104,612	207	7,187	98,690	105,877	31,659		2002	[e]
University Mall
Tampa, FL	$63,845		13,314	108,230	4,561	13,314	112,791	126,105	25,661		1997	[e]
Weberstown Mall
Stockton, CA	$19,126		3,237	23,479	7,385	3,298	30,803	34,101	10,424		1998	[e]
Westshore Plaza
Tampa, FL	$96,804		15,653	145,158	2,300	15,653	147,458	163,111	13,067		2003	[e]

COMMUNITY CENTERS

Knox Village Square
Mount Vernon, OH	$8,865		865	8,479	423	869	8,898	9,767	3,055	1992		[e]
Morgantown Commons
Morgantown, WV	(g	)	175	7,549	12,364	-	20,088	20,088	6,010	1991		[e]
Ohio River Plaza
Gallipolis, OH			502	6,373	204	461	6,618	7,079	2,643	1989		[e]
Polaris Town Center
Columbus, OH	$40,953		19,082	38,950	172	19,082	39,122	58,204	6,414		2004	[e]

CORPORATE ASSETS

Glimcher Properties Limited
Partnership			-	1,780	8,238		10,018	10,018	3,838			[e]
Lloyd Ice Rink
OEC					58	-	58	58	37			[e]
University Mall Theater
OEC			-	-	478	-	478	478	472			[e]

			279,433	1,633,049	248,897	291,998	1,869,381	2,161,379	470,397

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
(dollars in thousands)

		Initial Cost		Costs Capital-ized Sub-sequent to Acquisi-tion	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encum-brances [d]	Land	Build- ings and Improve-ments [a]	Improve-ments and Adjust -ments	Land [b]	Build- ings and Improve-ments [c]	Total [b] [c]	Accumu-lated Deprecia-tion	Date Construc-tion Was Com-pleted	Date Acquired	Life Upon Which Depre-ciation in Latest Statement of Opera-tions is Computed

DEVELOPMENTS IN PROGRESS

Georgesville Square
Columbus, OH				$802	$402	$400	$802
Trans State Development
Cincinnati, OH				8,845	-	8,845	8,845
Jersey Gardens Center
Elizabeth , NJ		$1,937	$4,561	(122)	1,231	5,145	6,376
Meadowview Square
Kent, OH				264	264	-	264

Other Developments		-	-	33,948	-	33,948	33,948

		1,937	4,561	43,737	1,897	48,338	50,235

ASSETS HELD FOR SALE (h)
Eastland Mall
Charlotte, NC	$44,559	5,357	47,860	285	5,315	48,187	53,502	5,143		2003	[e]
Ayden Plaza
Ayden, NC		138	1,243	36	138	1,279	1,417	374		1994	[e]
East Pointe Plaza
Columbia, SC	$7,729	1,255	11,294	317	1,229	11,637	12,866	2,519		1996	[e]
Lowe's
Marion, OH		626	2,454	3	626	2,457	3,083	750	1993		[e]
Newberry Square Shopping Center
Newberry, SC		594	5,355	(2,605)	594	2,750	3,344	1,491		1994	[e]
Pea Ridge Shopping Center
Huntington, WV		687	6,160	487	687	6,647	7,334	2,018		1994	[e]
Scott Town Plaza
Bloomsburg, PA		188	1,730	177	188	1,907	2,095	680		1994	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
(dollars in thousands)

		Initial Cost		Costs Capital-ized Sub-sequent to Acquisi-tion	Gross Amounts at Which Carried at Close of Period
Description and Location of Property	Encum-brances [d]	Land	Build- ings and Improve-ments [a]	Improve-ments and Adjust -ments	Land [b]	Build- ings and Improve-ments [c]	Total [b] [c]	Accumu-lated Deprecia-tion	Date Construc-tion Was Com-pleted	Date Acquired	Life Upon Which Depre-ciation in Latest Statement of Opera-tions is Computed

Vincennes
Vincennes, IN	$208	$1,875	$21	$208	$1,896	$2,104	$592	1994	[e]

	9,053	77,971	(1,279)	8,985	76,760	85,745	13,567

Total	$290,423	$1,715,581	$291,355	$302,880	$1,994,479	$2,297,359	$483,964

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2005.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2005.

(d)	See description of debt in Notes 5 and 6 of Notes to consolidated financial statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives:
Buildings and improvements-40 years; equipment and fixtures-five to ten years.

(f)	Properties cross-collateralize the following loan: SAN Mall, L.P.	$33,523

(g)	Properties cross-collateralize the following loan: Morgantown Mall Associates Limited Partnership	$53,381

(h)	Properties were held for sale at December 31, 2005.

Reconciliation of Real Estate

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$2,250,640	$2,092,202	$1,802,207
Additions:
Improvements	109,159	32,684	29,507
Acquisitions	-	261,036	297,398
Deductions	(148,185)	(135,282)	(36,910)
Balance at close of year	$2,211,614	$2,250,640	$2,092,202

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2005	2004	2003

Balance at beginning of year	$435,821	$394,870	$332,124
Depreciation expense and other	77,815	95,463	73,107
Deductions	(43,239)	(54,512)	(10,361)
Balance at close of year	$470,397	$435,821	$394,870

The aggregate cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $2,268,443.