Form 10-K/A
period 2005-12-31
GLIMCHER REALTY TRUST
filed 2006-03-13
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

TABLE OF CONTENTS

Amendment No. 1 to Glimcher Realty Trust’s Annual Report on Form 10-K
For the Year Ended December 31, 2005

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amendment”) is solely to amend Part II, “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 24, 2006 (the “Original Document”), in order to provide the number of holders of record of our common shares of beneficial interest (“Common Shares”). The Original Document inadvertently disclosed the number of outstanding Common Shares as of February 22, 2006 instead of the number of holders of record of our Common Shares as of that date. As required by SEC rules, this Amendment sets forth the complete text of Part II, Item 5, which has been revised solely as indicated above.

Additionally, pursuant to Rule 12b-15 of the Act, this Amendment contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections to the Original Document that are being amended and does not affect other sections of the Original Document not discussed herein. This Amendment continues to speak as of the date of the Original Document and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Document. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the SEC subsequent to the filing of the Original Document, including any amendments to those filings, if any.

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

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2004	$27.72	$21.92	$0.4808
June 30, 2004	$27.15	$19.00	$0.4808
September 30, 2004	$26.00	$21.43	$0.4808
December 31, 2004	$28.83	$24.05	$0.4808
March 31, 2005	$28.03	$23.40	$0.4808
June 30, 2005	$29.00	$23.45	$0.4808
September 30, 2005	$30.16	$24.03	$0.4808
December 31, 2005	$26.70	$21.74	$0.4808

(b)	Holders

The number of holders of record of the Common Shares was 956 as of February 22, 2006.

(c)	Distributions

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Mark E. Yale

Mark E. Yale Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) March 13, 2006

2