Form 10-Q
period 2006-03-31
GLIMCHER REALTY TRUST
filed 2006-04-28
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For The Transition Period From _____ To ______

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

As of April 27, 2006, there were 36,639,475 Common Shares of Beneficial Interest (“Common Shares”) outstanding, par value $0.01 per share.

1 of 32 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	March 31, 2006	December 31, 2005
Investment in real estate:
Land	$291,917	$291,998
Buildings, improvements and equipment	1,891,928	1,869,381
Developments in progress	45,458	50,235
	2,229,303	2,211,614
Less accumulated depreciation	486,983	470,397
Property and equipment, net	1,742,320	1,741,217
Deferred costs, net	17,671	18,863
Real estate assets associated with discontinued operations	62,967	72,731
Investment in and advances to unconsolidated real estate entities	56,376	44,248
Investment in real estate, net	1,879,334	1,877,059

Cash and cash equivalents	14,964	7,821
Non-real estate assets associated with discontinued operations	3,688	4,162
Restricted cash	10,872	15,410
Tenant accounts receivable, net	45,934	49,877
Deferred expenses, net	8,405	8,665
Prepaid and other assets	33,139	32,318
Total assets	$1,996,336	$1,995,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,294,883	$1,299,193
Mortgage notes payable associated with discontinued operations	52,027	52,288
Notes payable	174,000	150,000
Other liabilities associated with discontinued operations	772	1,374
Accounts payable and accrued expenses	61,799	66,264
Distributions payable	23,435	23,410
Total liabilities	1,606,916	1,592,529

Minority interest in operating partnership	14,339	15,729

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,619,558 and 36,506,448 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	366	365
Additional paid-in capital	545,015	543,639
Distributions in excess of accumulated earnings	(380,488)	(366,924)
Accumulated other comprehensive loss	188	(26)
Total shareholders’ equity	375,081	387,054
Total liabilities and shareholders’ equity	$1,996,336	$1,995,312

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2006	2005
Revenues:
Minimum rents	$53,408	$50,987
Percentage rents	1,136	1,016
Tenant reimbursements	24,226	23,289
Other	5,089	4,281
Total revenues	83,859	79,573

Expenses:
Property operating expenses	18,409	17,275
Real estate taxes	9,776	9,467
	28,185	26,742
Provision for doubtful accounts	1,101	1,373
Other operating expenses	2,047	1,710
Depreciation and amortization	20,130	17,915
General and administrative	4,082	6,213
Total expenses	55,545	53,953

Operating income	28,314	25,620

Interest income	125	58
Interest expense	23,177	20,735
Equity in income of unconsolidated entities, net	593	-
Income before minority interest in operating partnership and discontinued operations	5,855	4,943
Minority interest in operating partnership	337	136
Income from continuing operations	5,518	4,807
Discontinued operations:
Gain (loss) on sale of properties	1,717	(30)
Income from operations	1,108	1,019
Net income	8,343	5,796
Less: Preferred stock distributions	4,359	4,359
Net income available to common shareholders	$3,984	$1,437

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.04	$0.02
Discontinued operations	$0.07	$0.03
Net income	$0.11	$0.04

Diluted:
Continuing operations	$0.04	$0.01
Discontinued operations	$0.07	$0.02
Net income	$0.11	$0.04

Weighted average common shares outstanding	36,499	35,713
Weighted average common shares and common share equivalent outstanding	40,038	39,703

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$8,343	$5,796
Other comprehensive income on derivative instruments, net	214	-
Comprehensive income	$8,557	$5,796

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$8,343	$5,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,239	1,449
Depreciation and amortization	20,130	18,824
Loan fee amortization	646	642
Income of unconsolidated entities, net	(593)	-
Capitalized development costs charged to expense	68	149
Minority interest in operating partnership	337	136
Return of minority interest share of earnings	(337)	(136)
(Gain) loss on sales of properties - discontinued operations	(1,717)	30
Gain on sales of outparcels	(191)	(386)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	3,142	974
Prepaid and other assets	(2,687)	(1,739)
Accounts payables and accrued expenses	(8,233)	(2,380)

Net cash provided by operating activities	20,147	23,359

Cash flows from investing activities:
Additions to investment in real estate	(17,612)	(12,182)
Acquisition of property	(55,715)	-
Contribution from joint venture partner	11,257	-
Proceeds from sale of outparcels	320	450
Proceeds from sale of properties	12,535	-
Withdrawals from restricted cash	4,437	3,234
Investments in joint ventures	(77)	-
Additions to deferred expenses	(589)	(592)

Net cash used in investing activities	(45,444)	(9,090)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	24,000	8,600
Proceeds from issuance of mortgage notes payable	65,330	-
Principal payments on mortgage and other notes payable	(34,794)	(4,704)
Dividend reinvestment and Share Purchase Plan	976	1,490
Cash distributions	(23,072)	(23,050)

Net cash provided by (used in) financing activities	32,440	(17,664)

Net change in cash and cash equivalents	7,143	(3,395)

Cash and cash equivalents, at beginning of period	7,821	8,446

Cash and cash equivalents, at end of period	$14,964	$5,051

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. GRT owns, leases, manages and develops a portfolio of anchored retail properties consisting of regional and super regional malls and community shopping centers. Enclosed regional and super regional malls in which GRT holds an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which GRT holds an ownership position are referred to as “Community Centers.” The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.” As of March 31, 2006, GRT owned interests in and managed 33 properties, consisting of 26 Malls (24 wholly owned and 2 partially owned through a joint venture) and 7 Community Centers located in 18 states. The Properties contain an aggregate of approximately 25.2 million square feet of gross leasable area (“GLA”) of which approximately 91.2% was occupied at March 31, 2006. One Mall and three Community Centers have been classified as held for sale as of March 31, 2006, see Note 3. GRT, through its affiliated companies, also provides leasing, legal and property management services for Jefferson Pointe, a 545,000 square foot open-air lifestyle retail center in Fort Wayne, Indiana. GRT has no ownership interest in Jefferson Pointe and therefore excludes it from the Company’s reporting (defined below) of property results. Management fee income earned from managing Jefferson Pointe is reported in the consolidated financial statements. GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP,” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company.”

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”). As of March 31, 2006, GRT had a 91.8% limited partnership interest in GPLP, and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants’ sales, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of fee income relating to property management services, which is recognized in the period in which the service is performed, licensing agreement revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

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

Investment in Real Estate

Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets. The portfolio holdings have increased as a result of both acquisitions and the development of Properties and have been reduced by selected sales of assets. The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired. The Company also estimates the fair value of intangibles related to its acquisitions. The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases. This market value is determined by considering factors such as the tenant’s industry, location within the Property and competition in the specific market in which the Property operates. Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property. Management concluded no impairment adjustment was required at March 31, 2006. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Sale of Real Estate Assets

The sale of real estate assets may also involve the application of judgments in determining whether the risks and rewards of ownership have transferred to the buyer and that a sale has been completed for purposes of recognizing a gain on the sale. The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing when the transaction is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period.

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

Investment in Unconsolidated Real Estate Entities

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective investees and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized during the quarter ended March 31, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123 “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. Prior to January 1, 2003, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its plans. Under the provisions of APB 25, the Company was not required to recognize compensation expense related to options because the options were granted at a price equal to the market price on the day of grant. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized to expense over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement was effective beginning the first quarter of 2006 for awards issued after June 15, 2005. Stock compensation expense was $74 and $187 for the three months ended March 31, 2006 and 2005, respectively. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123(R) prior to January 1, 2003, the Company’s net income available to common shareholders would have decreased $4 for the three months ended March 31, 2005. There would have been no changes in reported basic or diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $13,643 and $13,815 as of March 31, 2006 and December 31, 2005, respectively.

Share distributions of $17,607 and $17,552 and Operating Partnership distributions of $1,469 and $1,498 had been declared but not paid as of March 31, 2006 and December 31, 2005, respectively. 8.75% Series F Cumulative Preferred Shares of Beneficial Interest distributions of $1,313 had been declared but not paid as of March 31, 2006 and December 31, 2005. 8.125% Series G Cumulative Preferred Shares of Beneficial Interest distributions of $3,046 had been declared but not paid as of March 31, 2006 and December 31, 2005.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights,” (“EITF 04-05”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principals. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company adopted this statement in the first quarter of 2006. The impact of adopting EITF 04-05 did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statement of income required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2006 presentation.

3.	Real Estate Assets Held for Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. In the third quarter of 2005, management committed to a plan to sell twelve Properties and initiated an active program to market them. Accordingly, these assets were classified as held for sale. In 2005, the Company sold four of these Properties and during the first quarter of 2006, the Company sold four more of these assets. The remaining four Properties were classified as held for sale (net book value of $62,967 as of March 31, 2006). As of December 31, 2005, eight Properties were classified as held for sale with a net book value of $72,731. The financial results of these properties are reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of March 31, 2006 consisted of a 52% interest held by GPLP in a joint venture (the “Venture”) with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. On December 29, 2005, the Venture acquired Puente Hills Mall, an enclosed regional mall consisting of approximately 1.2 million square feet of GLA located in the Los Angeles metro area (“Puente”). The purchase price of $170,080 was funded in part by the assumption of an $88,800 non-recourse mortgage loan and pro rata contributions to the Venture by GPLP and ORC. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa Promenade, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma (“Tulsa”) to the Venture for total consideration of $58,300 (which included the Venture’s assumption of a $35,000 mortgage loan).

The Company provides management, development, construction, leasing and legal services for a fee to the venture. The Company recognized fee income of $526 for these services for the three months ending March 31, 2006.

The net income for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in Puente Hills Mall, LLC, the Venture’s operating subsidiary for Puente, and Tulsa Promenade, LLC, the Venture’s operating subsidiary for Tulsa, accounted for using the equity method, is presented below:

BALANCE SHEET	March 31, 2006	December 31, 2005
Assets:
Investment properties at cost, net	$229,386	$171,897
Intangible assets (1)	14,825	11,478
Other assets	8,148	4,616
Total assets	$252,359	$187,991

Liabilities and members’ equity:
Mortgage notes payable	$123,005	$88,212
Intangibles (2)	16,867	14,360
Other liabilities	2,914	324
	142,786	102,896
Members’ equity	109,573	85,095
Total liabilities and members equity	$252,359	$187,991

Operating Partnership’s share of member’s equity	$56,719	$44,200

Members’ Equity to Company Investment in Unconsolidated Entities:	March 31, 2006	December 31, 2005
Members’ equity	$56,719	$44,200
Advances and additional costs	(343)	48
Investment in unconsolidated entities	$56,376	$44,248

(1) Includes value of acquired in-place leases.
(2) Includes the net value of $912 above-market acquired leases and $17,779 below-market acquired leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

For the Three Months Ended March 31, 2006
Statements of Operations

Total revenues	$7,245
Operating expenses	2,953
Net operating income	4,292
Depreciation and amortization	1,832
Other expenses, net	5
Interest expense, net	1,314
Net income	$1,141

Operating Partnership’s share of net income	$593

5.	TenantAccounts Receivable

The Company’s accounts receivable is comprised of the following components.

	March 31, 2006	December 31, 2005

Billed receivables	$20,018	$24,688
Straight-line receivables	26,296	26,190
Unbilled receivables	11,404	10,580
Less: allowance for doubtful accounts	(9,315)	(8,675)
Net accounts receivable	48,403	52,783
Less: accounts receivable associated with
discontinued operations	(2,469)	(2,906)
Net accounts receivable - continuing operations	$45,934	$49,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of March 31, 2006 and December 31, 2005 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2006	2005	2006	2005
Fixed Rate:
Weberstown Mall, LLC	$19,054	$19,126	7.43%	7.43%		(a)	$19,033	May 1, 2006
SAN Mall, LP	33,391	33,523	8.35%	8.35%	(p)	(a)	$32,615	(e)
Colonial Park Mall, LP	32,839	32,975	7.73%	7.73%	(p)	(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,835	8,865	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (q)	44,355	44,559	7.84%	7.84%	(p)	(a)	$42,302	(f)
Morgantown Mall Associates, LP	53,148	53,381	6.89%	6.89%	(p)	(a)	$50,823	(f)
GM Olathe, LLC	30,000	(r)	6.35%	(r)	(l)	(b)	$30,000	January 13, 2009
Grand Central, LP	48,376	48,572	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	39,099	39,214	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,827	40,953	8.20%	8.20%	(p)	(a)	$38,543	(g)
Glimcher Ashland Venture, LLC	25,180	25,307	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	56,500	56,717	8.27%	8.27%	(p)	(a)	$49,864	(h)
Glimcher WestShore, LLC	96,407	96,804	5.09%	5.09%		(a)	$84,824	September 9, 2012
University Mall, LP	63,515	63,845	7.09%	7.09%	(p)	(a)	$52,524	(i)
PFP Columbus, LLC	143,847	144,439	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	134,794	135,326	5.42%	5.42%	(p)	(a)	$116,922	(j)
JG Elizabeth, LLC	160,711	161,371	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	110,449	110,871	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	60,125	60,341	7.54%	7.54%	(p)	(a)	$49,969	(k)
Glimcher River Valley, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,270,452	1,245,189
Variable Rate/Bridge:
Montgomery Mall Associates, LP	25,000	25,000	6.34%	6.16%	(m)	(b)	$25,000	August 1, 2006
Glimcher Columbia, LLC (q)	7,672	7,729	7.13%	6.79%	(n)	(a)	$7,595	August 1, 2006
EM Columbus, LLC	42,000	41,669	6.81%	6.38%	(o)	(b)	$42,000	January 1, 2007
	74,672	74,398
Other:
Fair value adjustment -
Polaris Center, LLC	1,786	1,894
Extinguished debt	-	30,000		6.37%				(r)

Total Mortgage Notes Payable:	$1,346,910	$1,351,481

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(h)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(i)	The loan matures in January 2028, with an optional prepayment (without penalty) date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 6.35%.
(m)	Interest rate of LIBOR plus 165 basis points.
(n)	Interest rate of LIBOR plus 250 basis points.
(o)	Interest rate of LIBOR plus 200 basis points.
(p)	Interest rate escalates after optional prepayment date.
(q)	Mortgage notes payable associated with properties held for sale.
(r)	December 31, 2005 mortgage was refinanced in January 2006 and amount included in extinguished debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,664,833 and $1,684,178 at March 31, 2006 and December 31, 2005, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company is in compliance with all covenants at March 31, 2006. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers San Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $104,672 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of March 31, 2006.

7.	Notes Payable

The Company’s unsecured credit facility (“Credit Facility”) provides the ability to borrow up to $300,000. It matures in August 2008 and has a one-year extension option. The Credit Facility is expandable to $400,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon the Company’s ratio of debt to total asset value. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio. Management believes the Company is in compliance with all covenants as of March 31, 2006.

At March 31, 2006, the outstanding balance on the Credit Facility was $174,000. Additionally, $4,570 of the Credit Facility’s outstanding balance represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of March 31, 2006, the unused balance of the Credit Facility available to the Company was $121,430 and the interest rate was 6.07%.

At December 31, 2005, the outstanding balance on the Credit Facility was $150,000. Additionally, $5,070 of the Credit Facility’s outstanding balance at December 31, 2005, represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of December 31, 2005, the unused balance of the Credit Facility available to the Company was $144,930 and the interest rate was 5.54%.

8.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. During the three months ended March 31, 2006, the Company recognized additional other comprehensive income of $214 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2006, net of $14 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $18 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2006. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.
Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

Cap - Cash Flow	$30,000	6.0000%	June 15, 2006	$ 0
Swap - Cash Flow	$30,000	4.7025%	January 15, 2008	$220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On March 31, 2006, the derivative instruments were reported at their fair value of $220 in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $29 is expected to be reclassified in 2006. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the three months ended March 31, 2006.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

9.	Restricted Stock

Pursuant to GRT’s 2004 Incentive Compensation Plan, 56,666 shares of restricted common stock were granted during the year ended December 31, 2005. No restricted shares were granted in the first quarter 2006. These shares vest in one-third installments over a period of three years commencing on the one year anniversary of the grant date for the recipient’s award. As this restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. As of March 31, 2006, the amount of unvested restricted shares that will be charged to earnings in future periods was $992.

10.	Commitments and Contingencies

At March 31, 2006, there were 3.1 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2006 is $87,241 based upon a per unit value of $28.55 at March 31, 2006 (based upon a five-day average of the Common Stock price from March 24, 2006 to March 30, 2006).

The Company has reserved $627 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

The Company is involved in lawsuits, claims and proceedings which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although the outcome of any litigation is uncertain, the Company does not expect any of its existing litigation to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

During the fiscal year ended December 31, 2004, GRT received a subpoena for documents from the Securities and Exchange Commission (“SEC”) in connection with its investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company and a related party transaction involving the Company’s City Park development project. During the first quarter of 2005, GRT also received a subpoena for documents from the SEC in connection with its investigation of the restatement by the Company of its financial statements for the years ended 2001 through 2003. The Company has disclosed each investigation in its prior filings with the SEC. The Company is cooperating fully with each investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Earnings Per Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2006			2005
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income from continuing operations	$5,518			$4,807
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	219			88
Income from continuing operations	$1,378	36,499	$0.04	$536	35,713	$0.02

Discontinued operations	$2,825			$989
Minority interest adjustments (1)	(219)			(88)
Discontinued operations	$2,606	36,499	$0.07	$901	35,713	$0.03

Diluted EPS:
Income from continuing operations	$5,518	36,499		$4,807	35,713
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	337			136
Operating Partnership Units		3,083			3,474
Options		436			516
Restricted Shares		20			-

Income from continuing operations	$1,496	40,038	$0.04	$584	39,703	$0.01

Discontinued operations	$2,825	40,038	$0.07	$989	39,703	$0.02

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 0 and 409 as of March 31, 2006 and March 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held for sale as of March 31, 2006, are reflected in discontinued operations for all periods reported in the consolidated statements of income. In the consolidated balance sheet the assets and liabilities associated with discontinued operations are segregated. The table below summarizes key financial results and data for these operations:

	For the Three Months Ended March 31,
	2006	2005
Revenues	$3,564	$5,249
Income from operations	$1,108	$1,019
Gain (loss) on sale	$1,717	$(30)
Number of Properties sold	4	0
Number of Properties held for sale	4	0

The following assets and liabilities relating to investment properties sold, or held for sale as of March 31, 2006 and December 31, 2005 are presented in the table below:

	March 31, 2006	December 31, 2005
Investment in real estate associated with discontinued operations:
Land	$7,346	$8,985
Buildings, improvements and equipment	64,358	76,006
Developments in progress	295	755
	71,999	85,746
Less accumulated depreciation	9,745	13,568
Property and equipment, net	62,254	72,178
Deferred costs, net	713	553
Real estate assets associated with discontinued operations	62,967	72,731

Non-real estate assets associated with discontinued operations:
Restricted cash	920	819
Tenant accounts receivable, net	2,469	2,906
Deferred expenses, net	7	11
Prepaid and other assets	292	426
Total non-real estate assets associated with discontinued operations	3,688	4,162
Total assets associated with discontinued operations	$66,655	$76,893
Liabilities:
Mortgage notes payable associated with discontinued operations	$52,027	$52,288
Other liabilities associated with discontinued operations	772	1,374
Total liabilities associated with discontinued operations	$52,799	$53,662

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall in Columbus, Ohio, Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 10.6 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $73 and $122, for the three months ended March 31, 2006 and 2005, respectively. The net book value of the above-market leases is $5,221 and $5,494 as of March 31, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $13,235 and $13,663 as of March 31, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,416 and $3,498 as of March 31, 2006 and December 31, 2005, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the Venture for total consideration of $58,300 (which included the Venture’s assumption of a $35,000 mortgage loan).

14.	Subsequent Events

On April 26, 2006, the Company sold East Pointe Plaza, a Community Center asset in Columbia, South Carolina for $9,750. The Company used the proceeds to pay off the variable rate mortgage loan with respect to that Property and to pay down the outstanding balance on the Company’s Credit Facility. East Pointe Plaza was classified as held for sale at March 31, 2006 and the operating results of the Property were included in discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and some-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and redevelopment of properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein) may be restricted, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). As of March 31, 2006, we owned interests in and managed 33 Properties, consisting of 26 Malls (2 of which are partially owned through a joint venture) and 7 Community Centers located in 18 states. The Properties contain an aggregate of approximately 25.2 million square feet of gross leasable area (“GLA”) of which approximately 91.2% was occupied at March 31, 2006.

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

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low costs.

•	Capitalize on strategic joint venture relationships to achieve meaningful growth.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2005.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net income available to common shareholders	$3,984	$1,437
Add back (less):
Real estate depreciation and amortization	19,513	18,306
Equity in income of unconsolidated entities	(593)	-
Pro-rata share of joint venture funds from operations	1,546	-
Minority interest in operating partnership	337	136
(Gain) loss on sales of properties	(1,717)	30
Funds from operations	$23,070	$19,909

FFO increased 15.9% or $3.2 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. Contributing to this increase was a $1.9 million increase in operating income. This increase was driven primarily by an increase in termination income of $900,000 and increased fee income of $591,000 compared with the same period last year. Also, we decreased overall general and administrative expenses by $2.1 million. Lastly, we received $1.5 million in additional FFO from our investment in two Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).

Offsetting these increases to FFO was an increase in interest costs of $2.4 million. This increase was caused by higher average outstanding loan balances and a higher average borrowing rate.

Results of Operations - Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Total revenues increased 5.4%, or $4.3 million for the three months ended March 31, 2006 compared to the same period last year. Base rents increased $1.8 million, tenant reimbursements increased $937,000, lease termination income increased $661,000, management fee income was $591,000 higher, proceeds from the sale of outparcels was $320,000 higher, and overage rent increased $120,000.

Minimum rents

Minimum rents increased 4.7%, or $2.4 million, for the three months ended March 31, 2006. Higher base rental income of $1.8 million and increased termination income of $661,000 in the first quarter of 2006 as compared to the same period of 2005 drove the favorability.

Tenant reimbursements

Tenant reimbursements reflect an increase of 4.0%, or $937,000, for the three months ended March 31, 2006. The increase in revenue relates to increases in recoverable operating expenses of $1.4 million that we expect to be partially reimbursed from our tenants.

Other revenues

The $808,000 increase in other revenues is due to the $591,000 recorded for management fees associated with our joint venture and $320,000 of income from the sale of outparcels. These increases were partially offset by a reduction in licensing agreement revenue.

Expenses

Total expenses increased 3.0%, or $1.6 million, for the three months ended March 31, 2006. Real estate taxes and property operating expenses increased $1.4 million, the provision for doubtful accounts decreased $272,000, other operating expenses increased $337,000, depreciation and amortization increased $2.2 million and general and administrative expenses decreased $2.1 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 5.4%, or $1.4 million, for the three months ended March 31, 2006. Real estate taxes increased $309,000 while property operating expenses were up $1.1 million driven primarily by higher utility expenses.

Provision for doubtful accounts

The provision for doubtful accounts was $1.1 million, or 1.3% of revenue, for the three months ended March 31, 2006 and $1.4 million, or 1.7% of revenue, for the corresponding period in 2005. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly at March 31, 2006 compared to March 31, 2005. We have maintained consistent reserve percentages for our past due receivables.

Other operating expenses

Other operating expenses were $2.0 million for the three months ended March 31, 2006 compared to $1.7 million for the corresponding period in 2005. The increase is primarily due to higher legal fees at the Properties and costs related to outparcel sales.

Depreciation and amortization

The $2.2 million increase in depreciation and amortization for the three months ended March 31, 2006 is primarily a result of additional depreciation for additions to real estate assets. We completed some redevelopment projects that were put into service in late 2005 and in the first quarter of 2006 that contributed to the increase. Some redevelopment projects that were completed were a multi-tenant building at Grand Central Mall in Parkersburg, West Virginia; a multi-tenant and anchor redevelopment project at Polaris Fashion Place in Columbus, Ohio (“Polaris”) and the addition of new small shop stores and an anchor store at Eastland Mall in Columbus, Ohio (“Eastland (OH)”).

General and administrative

General and administrative expense was $4.1 million and represented 4.9% of total revenues for the three months ended March 31, 2006 compared to $6.2 million and 7.8% of total revenues for the corresponding period in 2005. The reduction is primarily due to last year’s $2.0 million charge relating to an employment agreement with the Company’s former Chief Executive Officer.

Interest expense/capitalized interest

Interest expense increased 11.8%, or $2.4 million for the three months ended March 31, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended March 31,
	2006	2005	Inc. (Dec.)
Average loan balance (continuing operations)	$1,491,469	$1,349,269	$142,200
Average rate	6.18%	6.06%	0.12%

Total interest	$23,043	$20,441	$2,602
Amortization of loan fees	641	622	19
Capitalized interest and other, net	(507)	(328)	(179)
Interest expense	$23,177	$20,735	$2,442

The variance in “Capitalized interest and other, net” was primarily due to a significant increase in construction activity resulting in an increase in capitalized interest.

Equity in income of unconsolidated entities, net

The $593,000 income results from our investment in Puente and Tulsa. This represents our share of the $1.1 million of net income for the three months ended March 31, 2006 for these Properties for the period they were held through a joint venture interest during the quarter. We acquired Puente through our joint venture partnership with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (the “Venture”) on December 29, 2005. We have a 52% interest in the Venture and ORC has a 48% interest. We transferred our ownership interest in Tulsa to the Venture on March 14, 2006. The reconciliation of the net income from the Venture to FFO for these Properties is shown below (in thousands).

Three Months Ending March 31, 2006
Net income available to common shareholders	$1,141
Add back :
Real estate depreciation and amortization	1,832
Funds from operations	$2,973

Pro-rata share of joint venture funds from operations	$1,546

Discontinued Operations

We sold four Community Center Properties in the first quarter of 2006 for a net gain of $1.7 million. At March 31, 2006, we have four Properties classified as held for sale, one of which was sold on April 26, 2006. Income from discontinued operations for the periods reported have increased in spite of reduced revenue from discontinued operations. Revenues have decreased from $5.2 million in the first quarter of 2005 to $3.6 million in the first quarter of 2006. The improved income relates to higher operating margins in 2006 resulting from $244,000 more in termination income in discontinued operations than for the same period in 2005. Another primary factor resulting in higher income is a $909,000 decrease in expenses due to the suspension of depreciation once these assets were classified as held for sale.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met with cash flows provided by operations, the refinancing of maturing debt and proceeds from the sale of assets.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and common shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy relative to the acquisitions, renovations, expansions and developments.

At March 31, 2006, the Company’s total-debt-to-total-market capitalization was 53.2%, compared to 56.1% at December 31, 2005 and 55.2% at March 31, 2005. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	March 31, 2006	March 31, 2005
Stock Price (end of period)	$28.40	$23.70
Market Capitalization Ratio:
Common Shares outstanding	36,620	35,791
OP Units outstanding	3,056	3,474
Total Common Shares and OP Units outstanding at end of period	39,676	39,265

Market capitalization - Common Shares outstanding	$1,040,008	$848,247
Market capitalization - OP Units outstanding	86,790	82,334
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,520,910	1,406,393
Total market capitalization	$2,857,708	$2,546,974

Total debt / total market capitalization	53.2%	55.2%

Total debt/total market capitalization including pro-rata share of joint ventures	54.2%	55.2%

Capital Resource Availability

As part of the Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the Venture in addition to the Puente acquisition. The Venture utilized $11.2 million of the $200 million to acquire Tulsa from GPLP and $188.8 million remains. The properties to be acquired by the Venture will be operated by us under separate management agreements. Under these agreements, we will be entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the 3 months ended March 31, 2006

Net cash provided by operating activities was $20.1 million for the quarter ended March 31, 2006.

Net cash used in investing activities was $45.4 million for the quarter ended March 31, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the Venture. Also, we paid $17.6 million towards our investment in real estate. Of this amount, $11.5 million was spent on constructing additional GLA and interior renovations, primarily at the Dayton Mall, Eastland (OH) and Lloyd Center. We also spent $4.2 million on tenant improvements to re-tenant existing spaces and $1.1 million to primarily acquire additional land at River Valley Mall. The remaining amounts were spent on operational capital expenditures. Offsetting this was the receipt of $12.5 million in connection with the sale of four non-strategic Community Center assets.

Net cash provided by financing activities was $32.4 million for the quarter ended March 31, 2006. During the first quarter ended March 31, 2006, we received $65.3 million from the issuance of new mortgage debt. This increase was driven from the $35.0 million mortgage associated with the purchase of Tulsa and the new $30.0 million note associated with the Great Mall of the Great Plains. Also, we received $24.0 million in net proceeds from our unsecured credit facility (“Credit Facility”). Offsetting these increases to cash were principal payments of $34.8 million. During the first quarter, we repaid the $30.0 million mortgage associated with the Great Mall of the Great Plains as well as scheduled principal amortization payments. We also paid $23.1 million in distributions to our common share, OP Unit and preferred share holders.

For the 3 months ended March 31, 2005

Net cash provided by operating activities was $23.4 million for the quarter ended March 31, 2005.

Net cash used in investing activities was $9.1 million for the quarter ended March 31, 2005. During 2005, we spent $12.2 million towards our investment in real estate. Of this amount, $5.6 million was spent on constructing additional GLA, primarily at Eastland (OH) and The Mall at Fairfield Commons (“MFC”). Approximately $3.0 million was spent on redevelopment activities, primarily at Montgomery Mall and Northtown Mall. We also spent $2.6 million on tenant improvements and allowances to re-tenant existing space. The remaining amounts were spent on operational capital expenditures.

 Net cash used in financing activities was $17.7 million for the quarter ended March 31, 2005. During the first quarter of 2005, we borrowed $8.6 million, primarily to fund our investment in real estate activities. Offsetting this increase to cash was the payment of cash distributions in the amount of $23.1 million to our common share, OP Unit and preferred share holders.

Financing Activity

Total debt increased by $19.4 million during the first three months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2005	$1,351,481	$150,000	$1,501,481
New mortgage debt	65,330	-	65,330
Repayment of debt	(30,000)	-	(30,000)
Debt assignment to Venture	(35,000)		(35,000)
Debt amortization payments in 2006	(4,794)	-	(4,794)
Amortization of fair value adjustment	(107)	-	(107)
Net borrowings, credit facility	-	24,000	24,000
March 31, 2006	$1,346,910	$174,000	$1,520,910

During the first three months of 2006, we incurred net additional borrowings under our Credit Facility and made recurring principal payments on our fixed rate debt.

At March 31, 2006, our mortgage notes payable were collateralized with first mortgage liens on 25 Properties having a net book value of $1,664.8 million. We also owned 6 unencumbered Properties and other corporate assets having a net book value of $139.7 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $79.5 million and represent one Community Center and three Malls. Properties under such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $42.6 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $36.9 million.

During the first quarter of 2006, we entered into two new financing arrangements and modified one existing arrangement. On January 13, 2006, the Company entered into a Loan Agreement (the “Agreement”) to borrow $30.0 million (the “Loan”). The Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on The Great Mall of the Great Plains located in Olathe, Kansas. The Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of January 13, 2009. The interest rate for the Loan was subsequently fixed through an interest rate protection agreement at 6.35% through January 15, 2008. In addition, the Company dedesignated the existing interest rate cap on the Loan as a cash flow hedge under SFAS 133. The Agreement requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The Agreement contains default provisions customary for transactions of this nature. The proceeds of the Loan were used to payoff the previous loan in the same amount. Also on January 13, 2006, we amended the $25 million mortgage loan agreement on Montgomery Mall to reduce the interest rate to LIBOR plus 1.65% from LIBOR plus 1.85%.

On March 14, 2006, we entered into a loan agreement to borrow $35 million initially (the “Tulsa Loan”) and up to $50 million in total as part of a mortgage financing arrangement for Tulsa. The Tulsa Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Tulsa. The Tulsa Loan had an initial floating interest rate of LIBOR plus 1.35% per annum and a maturity date of March 14, 2009. The initial interest rate for the Tulsa Loan was subsequently fixed at a rate of 6.52% through an interest rate protection agreement.

Financing Activity - The Venture

Within the Venture, the total debt increased by $34.8 million during the first three months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share (52%)
December 31, 2005	$88,212	$45,870
Assumed mortgage debt	35,000	18,200
Repayment of debt	-	-
Debt amortization payments in 2006	(255)	(132)
Amortization of fair value adjustment	48	25
March 31, 2006	$123,005	$63,963

At March 31, 2006, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $244.2 million. During the first quarter of 2006, the Venture assumed the Tulsa Loan as part of GPLP’s transfer of Tulsa to the Venture.

Contractual Obligations and Commercial Commitments

Contractual Obligations

At March 31, 2006, we had the following obligations relating to dividend distributions. In the first quarter of 2006, the Company declared distributions of $0.4808 per Common Share, to be paid during the first quarter of 2006. The 8.75% Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the 8.125% Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $13.9 million and $38.3 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at March 31, 2006 was $4.3 million.

At March 31, 2006, there were 3.1 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2006 is $87.2 million based upon a per unit value of $28.55 at March 31, 2006 (based upon a five-day average of the Common Stock price from March 24, 2006 to March 30, 2006).

At March 31, 2006, we had executed leases committing to $20.7 million in tenant allowances. The leases will generate gross rents that approximate $73.7 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous purchase commitments. These obligations totaled $9.4 million at March 31, 2006.

Commercial Commitments

The Credit Facility terms are discussed in Note 7 to the consolidated financial statements.

We have standby letters of credits for utility deposits ($150,000), a mortgage guarantee for MFC ($4.0 million) and certain tenant and capital improvements ($420,000). These letters of credit will be released upon completion of specific requirements by the Company. We expect the tenants to meet the requirements and do not anticipate any payment to be required on these letters of credit.

Off-Balance Sheet Commitments:

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures

We plan capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that had been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the useful life of the asset.

We plan to invest up to $70.0 million in redevelopment activity in 2006. We also plan to invest a total of $18.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2006. In the first three months of 2006, we spent $9.5 million for redevelopment activities, $2.0 million for renovations, $4.2 million for tenant improvements and $785,000 for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

A lifestyle retail component is under construction at the Dayton Mall located in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project includes facade renovation and the addition of 97,000 square feet in an open-air center.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project centers around the addition of a new anchor store and adding a new freestanding multi-tenant building. The vacant anchor space previously occupied by Montgomery Wards has been demolished, ground preparation completed and construction of the new anchor is expected to commence shortly. The newly constructed anchor is planned to open in the second quarter of 2007.

Redevelopment work continues at Polaris. Three new restaurants are under various states of construction at Polaris with planned openings that begin as early as the second quarter of this year. Several other major projects are in the final planning phases.

Developments

One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

On April 7, 2005, we closed on the purchase of two parcels of land located in Mason, Ohio, consisting of approximately 78.2 acres for a purchase price of $7.8 million (the “Mason Parcels”). This land was purchased in connection with the City Park development. On May 31, 2005, we sold one of the parcels making up the Mason Parcels that consisted of 9.154 acres for a price of $1.0 million. Additionally, in connection with the City Park development, we currently have an option to purchase an undivided one-half (1/2) interest in a parcel of land consisting of approximately 65.8 acres located in Mason, Ohio.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended March 31, 2006. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended March 31, 2006.

	Wholly Owned Mall Properties		Total Mall Properties Including Joint Venture
	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$159	(9.8)%	$156	(9.6)%
Stores (1)	$339	0.2%	$336	0.3%
Total	$245	(3.3)%	$244	(3.1)%

(1)	Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for our wholly owned properties for the twelve months ended March 31, 2006 were $339 per square foot, a 2.4% improvement from the $331 per square foot reported for the twelve months ended March 31, 2005. Comparable stores sales, which include only those stores open for the twelve months ended March 31, 2006 and the same period of 2005, were also positive with a 0.2% increase.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Wholly owned Malls:
Mall Anchors	95.0%	95.2%	92.6%	91.3%	91.3%
Mall Stores	87.3%	89.5%	87.5%	88.0%	87.6%
Total Mall Portfolio	92.3%	93.2%	90.8%	90.1%	90.0%

Mall Portfolio including Joint Venture: (2):
Mall Anchors	95.5%	95.5%	92.6%	91.3%	91.3%
Mall Stores	86.5%	89.2%	87.5%	88.0%	87.6%
Total Mall Portfolio	92.3%	93.2%	90.8%	90.1%	90.0%

Community Centers:
Community Center Anchors	73.6%	75.0%	63.9%	63.8%	63.8%
Community Center Stores	79.7%	78.6%	64.8%	63.7%	65.3%
Total Community Center Portfolio	75.1%	75.8%	64.1%	63.8%	64.2%

Comparable Occupancy:
Comparable Mall Stores	87.3%				87.4%
Comparable Portfolio	92.3%				90.3%

Comparable Community Center Stores	79.7%				80.2%
Comparable Community Center Portfolio	75.1%				80.6%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	We did not own Properties through our Venture until December 2005. Therefore, the 9/30/05, 6/30/05 and 3/31/05 occupancy is the same as the wholly owned Malls.

Malls

Same mall store occupancy decreased to 87.3% at March 31, 2006 from 89.5% at December 31, 2005 and is down slightly from March 31, 2005. The decrease since year-end is due to the seasonality of the Malls after the holiday season. The occupancy levels are in line with our forecasted levels for the end of this quarter. There have been improvements in occupancy for our in-line stores since a year ago, but these gains have been offset by a decline in our outparcel occupancy (which is included in our store occupancy metric).

Anchor store occupancy has improved since a year ago resulting from six new anchor openings in the last year compared to only three closings in the same period.

New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) issued Issue 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”). At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principals. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We adopted this statement in the first quarter of 2006. The impact of adopting EITF 01-05 did not have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2006, approximately 83.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.2 years and a weighted-average interest rate of approximately 6.35%. At December 31, 2005, approximately 82.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.7 years, and a weighted-average interest rate of approximately 6.35%. The remainder of our debt at March 31, 2006 and December 31, 2005, bears interest at variable rates with weighted-average interest rates of approximately 6.34% and 5.96%, respectively.

At March 31, 2006 and December 31, 2005, the fair value of our debt (excluding our Credit Facility) was $1,320.2 million and $1,358.7 million, respectively, compared to its carrying amounts of $1,346.9 million and $1,351.5 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2006 and 2005, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.6 million and $0.4 million, respectively, for the quarter. Also, the fair value of our debt would decrease by approximately $43.6 million and $36.7 million, at March 31, 2006 and December 31, 2005, respectively. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.6 million and $0.4 million, for the quarter ended March 31, 2006 and 2005, respectively, and increase the fair value of our debt by approximately $46.3 million and $39.1 million, at March 31, 2006 and December 31, 2005, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year ended December 31, 2004, GRT received a subpoena for documents from the SEC in connection with its investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company and a related party transaction involving the Company’s City Park development project. During the first quarter of 2005, GRT also received a subpoena for documents from the SEC in connection with its investigation of the restatement by the Company of its financial statements for the years ended 2001 through 2003. The Company has disclosed each investigation in its prior filings with the SEC. The Company is cooperating fully with each investigation.

ITEM 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.106	Loan Agreement, dated as of March 14, 2006, by and between Tulsa Promenade, LLC and Charter One Bank, N.A.

10.107
Promissory Note, dated March 14, 2006, issued by Tulsa Promenade, LLC to the order of Charter One Bank, N.A. in the principal amount of $50,000,000, relating to Tulsa Promenade located in Tulsa, Oklahoma.

10.108	Mortgage with Power of Sale, Security Agreement and Financing Statement, made as of March 14, 2006, by Tulsa Promenade, LLC in favor of Charter One Bank, N.A.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

:	By:	/s/ Michael P. Glimcher

Michael P. Glimcher, President, Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ Mark E. Yale

Mark E. Yale, Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Dated: April 28, 2006