Form 10-Q
period 2006-06-30
GLIMCHER REALTY TRUST
filed 2006-07-28
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 27, 2006, there were 36,764,887 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 37 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	June 30, 2006	December 31, 2005
Investment in real estate:
Land	$248,040	$291,998
Buildings, improvements and equipment	1,696,945	1,869,381
Developments in progress	48,083	50,235
	1,993,068	2,211,614
Less accumulated depreciation	453,362	470,397
Property and equipment, net	1,539,706	1,741,217
Deferred costs, net	17,442	18,863
Real estate assets associated with discontinued operations	206,805	72,731
Investment in and advances to unconsolidated real estate entities	56,597	44,248
Investment in real estate, net	1,820,550	1,877,059

Cash and cash equivalents	9,426	7,821
Non-real estate assets associated with discontinued operations	13,667	4,162
Restricted cash	9,201	15,410
Tenant accounts receivable, net	39,474	49,877
Deferred expenses, net	7,339	8,665
Prepaid and other assets	29,473	32,318
Total assets	$1,929,130	$1,995,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,210,098	$1,299,193
Mortgage notes payable associated with discontinued operations	165,641	52,288
Notes payable	147,000	150,000
Other liabilities associated with discontinued operations	4,075	1,374
Accounts payable and accrued expenses	54,346	66,264
Distributions payable	23,474	23,410
Total liabilities	1,604,634	1,592,529

Minority interest in operating partnership	9,342	15,729

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,701,238 and 36,506,448 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	367	365
Additional paid-in capital	545,630	543,639
Distributions in excess of accumulated earnings	(441,166)	(366,924)
Accumulated other comprehensive income (loss)	323	(26)
Total shareholders’ equity	315,154	387,054
Total liabilities and shareholders’ equity	$1,929,130	$1,995,312

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2006	2005
Revenues:
Minimum rents	$46,894	$45,263
Percentage rents	959	1,620
Tenant reimbursements	21,263	21,305
Other	4,095	4,910
Total revenues	73,211	73,098

Expenses:
Property operating expenses	15,846	14,595
Real estate taxes	8,084	8,445
	23,930	23,040
Provision for doubtful accounts	1,104	696
Other operating expenses	1,697	2,763
Depreciation and amortization	17,989	18,009
General and administrative	3,569	5,605
Total expenses	48,289	50,113

Operating income	24,922	22,985

Interest income	121	52
Interest expense	20,676	18,387
Equity in income of unconsolidated entities, net	259	-
Income before minority interest in operating partnership and discontinued operations	4,626	4,650
Minority interest in operating partnership	(3,733)	(95)
Income from continuing operations	8,359	4,745
Discontinued operations:
Impairment loss	(48,801)	(1,375)
Income (loss) from operations	1,756	(91)
Net (loss) income	(38,686)	3,279
Less: Preferred stock distributions	4,359	4,359
Net loss available to common shareholders	$(43,045)	$(1,080)

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.01	$0.01
Discontinued operations	$(1.19)	$(0.04)
Net loss available to common shareholders	$(1.18)	$(0.03)

Diluted:
Continuing operations	$0.01	$0.01
Discontinued operations	$(1.17)	$(0.04)
Net loss available to common shareholders	$(1.17)	$(0.03)

Weighted average common shares outstanding	36,595	35,837
Weighted average common shares and common share equivalent outstanding	40,101	39,830

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net (loss) income	$(38,686)	$3,279
Other comprehensive income on derivative instruments, net	135	-
Comprehensive (loss) income	$(38,551)	$3,279

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2006	2005
Revenues:
Minimum rents	$94,985	$90,616
Percentage rents	2,023	2,523
Tenant reimbursements	42,915	41,826
Other	8,736	8,689
Total revenues	148,659	143,654

Expenses:
Property operating expenses	31,739	29,363
Real estate taxes	16,951	16,911
	48,690	46,274
Provision for doubtful accounts	2,095	1,828
Other operating expenses	3,559	4,307
Depreciation and amortization	36,244	33,686
General and administrative	7,648	11,812
Total expenses	98,236	97,907

Operating income	50,423	45,747

Interest income	226	97
Interest expense	41,550	36,406
Equity in income of unconsolidated entities, net	852	-
Income before minority interest in operating partnership and discontinued operations	9,951	9,438
Minority interest in operating partnership	(3,396)	41
Income from continuing operations	13,347	9,397
Discontinued operations:
Impairment loss	(48,801)	(1,375)
Gain on sale of properties	1,717	-
Income from operations	3,394	1,053
Net (loss) income	(30,343)	9,075
Less: Preferred stock distributions	8,718	8,718
Net (loss) income available to common shareholders	$(39,061)	$357

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.03	$0.02
Discontinued operations	$(1.10)	$(0.01)
Net (loss) income available to common shareholders	$(1.07)	$0.01

Diluted:
Continuing operations	$0.03	$0.02
Discontinued operations	$(1.09)	$(0.01)
Net (loss) income available to common shareholders	$(1.06)	$0.01

Weighted average common shares outstanding	36,548	35,775
Weighted average common shares and common share equivalent outstanding	40,113	39,767

Cash distributions declared per common share of beneficial interest	$0.9616	$0.9616

Net (loss) income	$(30,343)	$9,075
Other comprehensive income on derivative instruments, net	349	-
Comprehensive (loss) income	$(29,994)	$9,075

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(30,343)	$9,075
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	2,653	2,347
Depreciation and amortization	38,748	39,890
Loan fee amortization	1,225	1,318
Equity in income of unconsolidated entities, net	(852)	-
Capitalized development costs charged to expense	196	287
Minority interest in operating partnership	(3,396)	41
Return of minority interest share of earnings	-	(41)
Impairment losses	48,801	1,375
Gain on sales of properties - discontinued operations	(1,717)	-
Gain on sales of outparcels	(698)	(440)
Stock option related expense	407	263
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	2,583	2,484
Prepaid and other assets	(267)	(2,236)
Accounts payables and accrued expenses	(13,621)	(3,501)

Net cash provided by operating activities	43,719	50,862

Cash flows from investing activities:
Additions to investment in real estate	(32,314)	(35,328)
Acquisition of property	(55,715)	-
Contribution from joint venture partner	11,257	-
Proceeds from sale of outparcels	870	1,450
Proceeds from sale of properties	22,285	-
Withdrawals from restricted cash	3,683	834
Investments in joint ventures	(58)	-
Additions to deferred expenses	(2,796)	(2,383)

Net cash used in investing activities	(52,788)	(35,427)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(3,000)	35,200
Loan acquisition costs	(529)	-
Proceeds from issuance of mortgage notes payable	125,330	-
Principal payments on mortgage and other notes payable	(65,858)	(9,052)
Exercise of stock options and other	1,576	4,684
Cash distributions	(46,845)	(46,383)

Net cash provided by (used in) financing activities	10,674	(15,551)

Net change in cash and cash equivalents	1,605	(116)

Cash and cash equivalents, at beginning of period	7,821	8,446

Cash and cash equivalents, at end of period	$9,426	$8,330

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. GRT owns, leases, manages and develops a portfolio of anchored retail properties consisting of regional and super regional malls and community shopping centers. Enclosed regional and super regional malls in which GRT holds an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which GRT holds an ownership position are referred to as “Community Centers.” The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.” As of June 30, 2006, GRT owned interests in and managed 32 properties, consisting of 26 Malls (24 wholly owned and 2 partially owned through a joint venture) and 6 Community Centers located in 18 states. The Properties contain an aggregate of approximately 25.0 million square feet of gross leasable area (“GLA”) of which approximately 91.6% was occupied at June 30, 2006. Five Malls and two Community Centers have been classified as held-for-sale as of June 30, 2006, see Note 3. GRT, through its affiliated companies, also provides leasing, legal and property management services for Jefferson Pointe, a 545,000 square foot open-air lifestyle retail center in Fort Wayne, Indiana. GRT has no ownership interest in Jefferson Pointe and therefore excludes it from the Company’s reporting of property results. Management fee income earned from managing Jefferson Pointe is reported in the consolidated financial statements. GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP,” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company.”

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”). As of June 30, 2006, GRT had a 91.8% limited partnership interest in GPLP, and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. The percentage rents are recognized based upon the measurement dates specified in the leases which indicate when the percentage rent is due. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of fee income relating to property management services, which is recognized in the period in which the service is performed, licensing agreement revenues, which are recognized as earned, and the proceeds from sales of development land, which are generally recognized at the closing date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Investment in Real Estate - Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties. Under these circumstances, the Company will classify the properties as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period that is reasonably assured.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease. Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred. Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles. These intangibles are amortized over the period the retailer is required to operate their store.

Investment in Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized during the quarter ended June 30, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123 “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized to expense over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement was effective beginning the first quarter of 2006 for awards issued after June 15, 2005. Stock compensation expense was $99 and $76 for the three months ended June 30, 2006 and 2005, respectively, and $174 and $263 for the six months ended June 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $13,740 and $13,815 as of June 30, 2006 and December 31, 2005, respectively.

During the first quarter of 2006, the Company transferred its interest in Tulsa Promenade, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma (“Tulsa”) to a joint venture (the “Venture”) with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. In connection with this transfer the Company contributed assets totaling $62,011. The Company also transferred $39,267 of liabilities that included the Venture’s assumption of a $35,000 mortgage loan.

Share distributions of $17,646 and $17,552 and Operating Partnership distributions of $1,469 and $1,498 had been declared but not paid as of June 30, 2006 and December 31, 2005, respectively. 8.75% Series F Cumulative Preferred Shares of Beneficial Interest distributions of $1,313 had been declared but not paid as of June 30, 2006 and December 31, 2005. 8.125% Series G Cumulative Preferred Shares of Beneficial Interest distributions of $3,046 had been declared but not paid as of June 30, 2006 and December 31, 2005.

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

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. In the third quarter of 2005 management committed to a plan to sell twelve Properties and has subsequently sold nine of these assets. Management plans to sell the remaining three Properties in 2006. In the second quarter of 2006, management committed to a plan to sell four regional Mall Properties in addition to the one already classified as held-for-sale. Primarily in connection with the classifying of these four assets as held-for-sale, the Company recorded a $48,801 impairment charge in the three months ended June 30, 2006. These seven Properties are classified as held-for-sale and as such the financial results are classified as discontinued operations in the Consolidated Statement of Operations. The assets and liabilities associated with held-for-sale Properties are separately disclosed on the Consolidated Balance Sheet. As of June 30, 2006, seven Properties were classified as held-for-sale and as of December 31, 2005, eight Properties were classified as held-for-sale. The financial results of these properties are disclosed in Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of June 30, 2006 consisted of a 52% interest held by GPLP in the Venture. The Company evaluated the Venture arrangements and determined that control was shared between GPLP and ORC and that the Venture did not qualify as a VIE. Therefore, the Company concluded that the Venture would be accounted for under the equity method. On December 29, 2005, the Venture acquired Puente Hills Mall, an enclosed regional mall consisting of approximately 1.2 million square feet of GLA located in the Los Angeles metro area (“Puente”) from an independent third party. The purchase price of $170,080 was funded in part by the assumption of an $88,800 non-recourse mortgage loan and pro rata contributions to the Venture by GPLP and ORC. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the Venture for total consideration of $58,300 (which included the Venture’s assumption of a $35,000 mortgage loan).

The Company provides management, development, construction, leasing and legal services for a fee to the Venture. The Company recognized fee income of $451 and $977 for these services for the three and six months ended June 30, 2006.

The net income for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in Puente Hills Mall, LLC, the Venture’s operating subsidiary for Puente, and Tulsa Promenade, LLC, the Venture’s operating subsidiary for Tulsa is presented below:

BALANCE SHEET	June 30, 2006	December 31, 2005

Assets:
Investment properties at cost, net	$231,154	$171,897
Intangible assets (1)	14,033	11,478
Other assets	6,920	4,616
Total assets	$252,107	$187,991

Liabilities and members’ equity:
Mortgage notes payable	$122,712	$88,212
Intangibles (2)	15,453	14,360
Other liabilities	3,556	324
	141,721	102,896
Members’ equity	110,386	85,095
Total liabilities and members’ equity	$252,107	$187,991

GPLP’s share of members’ equity	$56,984	$44,200

Members’ Equity to Company Investment in Unconsolidated Entities:

	June 30, 2006	December 31, 2005

GPLP’s share of members’ equity	$56,984	$44,200
Advances and additional costs	(387)	48
Investment in unconsolidated entities	$56,597	$44,248

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $854 and $410 for above-market acquired leases as of June 30, 2006 and December 31, 2005, respectively and $16,307 and $14,770 for below-market acquired leases as of June 30, 2006 and December 31, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Statements of Operations

Total revenues	$9,218	$16,463
Operating expenses	4,124	7,079
Net operating income	5,094	9,384
Depreciation and amortization	2,781	4,613
Other expenses, net	16	20
Interest expense, net	1,790	3,104
Net income	507	1,647
Preferred dividend	7	7
Net income available to the Venture	$500	$1,640

GPLP’s share of income from investment in joint venture	$259	$852

5.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components.

	June 30, 2006	December 31, 2005

Billed receivables	$26,830	$24,688
Straight-line receivables	25,731	26,190
Unbilled receivables	4,680	10,580
Less: allowance for doubtful accounts	(9,669)	(8,675)
Net accounts receivable	47,572	52,783
Less: accounts receivable associated with discontinued operations	(8,098)	(2,906)
Net accounts receivable - continuing operations	$39,474	$49,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of June 30, 2006 and December 31, 2005 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2006	2005	2006	2005
Fixed Rate:
SAN Mall, LP (q)	$33,272	$33,523	8.35%	8.35%	(p)	(a)	$32,615	(e)
Colonial Park Mall, LP	32,715	32,975	7.73%	7.73%	(p)	(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,809	8,865	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (q)	44,166	44,559	7.84%	7.84%	(p)	(a)	$42,302	(f)
Morgantown Mall Associates, LP	52,931	53,381	6.89%	6.89%	(p)	(a)	$50,823	(f)
GM Olathe, LLC	30,000	(r)	6.35%	(r)	(l)	(b)	$30,000	January 12, 2009
Grand Central, LP	48,195	48,572	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	39,000	39,214	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,718	40,953	8.20%	8.20%	(p)	(a)	$38,543	(g)
Glimcher Ashland Venture, LLC	25,060	25,307	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	56,304	56,717	8.27%	8.27%	(p)	(a)	$49,864	(h)
Glimcher WestShore, LLC	96,033	96,804	5.09%	5.09%		(a)	$84,824	September 9, 2012
University Mall, LP (q)	63,203	63,845	7.09%	7.09%	(p)	(a)	$52,524	(i)
PFP Columbus, LLC	143,289	144,439	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	134,295	135,326	5.42%	5.42%	(p)	(a)	$116,922	(j)
JG Elizabeth, LLC	160,086	161,371	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	110,054	110,871	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	59,930	60,341	7.54%	7.54%	(p)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	-	5.90%	-		(b)	$60,000	June 8, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,307,060	1,226,063
Variable Rate/Bridge:
EM Columbus, LLC	42,000	41,669	7.34%	6.38%	(m)	(b)	$42,000	January 1, 2007
Montgomery Mall Associates, LP (q) (q)	25,000	25,000	6.78%	6.16%	(n)	(b)	$25,000	January 31, 2007
	67,000	66,669
Other:
Fair value adjustment -
Polaris Center, LLC	1,679	1,894
Extinguished debt	-	56,855		(o)

Total Mortgage Notes Payable:	$1,375,739	$1,351,481

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(h)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(i)	The loan matures in January 2028, with an optional prepayment (without penalty) date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points fixed through a SWAP agreement at a rate of 6.35%.
(m)	Interest rate of LIBOR plus 200 basis points per annum.
(n)	Interest rate of LIBOR plus 165 basis points per annum.
(o)	Interest rates ranging from 6.37% to 7.43% at December 31, 2005.
(p)	Interest rate escalates after optional prepayment date.
(q)	Mortgage notes payable associated with properties held-for-sale at June 30, 2006.
(r)	December 31, 2005 mortgage was refinanced in January 2006 and amount included in extinguished debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain properties owned by the respective entities with net book values of $1,612,784 and $1,684,178 at June 30, 2006 and December 31, 2005, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes they are in compliance with all covenants at June 30, 2006. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers San Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $97,000 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of June 30, 2006.

7.	Notes Payable

The Company’s unsecured credit facility (“Credit Facility”) provides the ability to borrow up to $300,000. It matures in August 2008 and has a one-year extension option subject to satisfaction of certain conditions. The Credit Facility is expandable to $400,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon the Company’s ratio of debt to total asset value. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio. Management believes the Company is in compliance with all covenants as of June 30, 2006.

At June 30, 2006, the outstanding balance on the Credit Facility was $147,000. Additionally, $4,150 of the Credit Facility’s outstanding balance represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of June 30, 2006, the unused balance of the Credit Facility available to the Company was $148,850 and the interest rate was 6.60%.

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

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the six months ended June 30, 2006, the Company recognized additional other comprehensive income of $349 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2006, net of $6 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $29 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2006. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value

Swap - Cash Flow	$30,000	4.7025%	January 15, 2008	$357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On June 30, 2006, the derivative instruments were reported at their fair value of $357 in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $29 is expected to be reclassified in 2006. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the six months ended June 30, 2006.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

9.	Restricted Stock

Pursuant to GRT’s 2004 Incentive Compensation Plan, 56,666 shares of restricted common stock were granted during the year ended December 31, 2005. These shares vest in one-third installments over a period of three years commencing on the one year anniversary of the grant date for the recipient’s award. During the second quarter of 2006, 58,332 shares of restricted common stock were granted. These shares vest in one-third installments, over a period of 5 years beginning on the third annual anniversary of the grant date

   As this restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. As of June 30, 2006, the amount of unvested restricted shares that will be charged to earnings in future periods was $2,235.

10.	Commitments and Contingencies

At June 30, 2006, there were 3.1 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of Beneficial Interest (“Common Share”) of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at June 30, 2006 is $75,263 based upon a per unit value of $24.63 at June 30, 2006 (based upon a five-day average of the Common Stock price from June 23, 2006 to June 29, 2006).

The Company has reserved $589 in relation to a contingency associated with the sale of Loyal Plaza, a Community Center sold in 2002, relating to environmental assessment and monitoring matters.

In the second quarter of 2006, the Company announced a joint venture between GPLP, The Wolff Company, and Vanguard City Home (the “Scottsdale Venture”). The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. The LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, AZ. Upon completion of the Scottsdale Crossing development, the LLC Co. will own, through its ground lease interest, and operate the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company has the following commitments:

o	Capital Contribution: GPLP shall make an initial capital contribution of $11,000 to LLC Co. and hold a 50% interest in LLC Co.

o
Letter of Credit: GPLP, on behalf of LLC Co., has committed to provide a letter of credit in the amount of $20,000 to serve as security for the construction at the Scottsdale Crossing development. The letter of credit will expire on the earlier of: a) the four year anniversary of its issuance or b) the date on which construction and leasing of at least 424,034 square feet of floor space at the Scottsdale Crossing development is completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

o
Lease Payments: The LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5,200 per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, the LLC Co. shall on or before the rent commencement date provide the landlord with either U.S. government backed securities or a clean, irrevocable, and unconditional letter of credit in the amount equal to the present value of the Base Rent for the first four years under the lease. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as part of the Scottsdale Crossing development. The purchase price for the units is based on $181 per square foot.

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

During the 2004 fiscal year, GRT received a subpoena for documents from the Securities and Exchange Commission (“SEC”) in connection with its investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company and a related party transaction involving the Company’s City Park development project. During the 2005 fiscal year, GRT also received a subpoena for documents from the SEC in connection with its investigation of the restatement by the Company of its financial statements for the fiscal years ended 2001 through 2003. The Company has disclosed each investigation in its prior filings with the SEC. The Company is cooperating fully with each investigation.

11.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income from continuing operations	$8,359			$4,745
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	(3,618)			(129)
Income from continuing operations	$382	36,595	$0.01	$257	35,837	$0.01

Discontinued operations	$(47,045)			$(1,466)
Minority interest adjustments (1)	3,618			129
Discontinued operations	$(43,427)	36,595	$(1.19)	$(1,337)	35,837	$(0.04)
Net loss available to common shareholders	$(43,045)	36,595	$(1.18)	$(1,080)	35,837	$(0.03)

Diluted EPS:
Income from continuing operations	$8,359	36,595		$4,745	35,837
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	(3,733)			(95)
Operating Partnership Units		3,056			3,474
Options		369			479
Restricted Shares		81			40
Income from continuing operations	$267	40,101	$0.01	$291	39,830	$0.01

Discontinued operations	$(47,045)		$(1.17)	$(1,466)		$(0.04)
Net loss available to common shareholders
before minority interest	$(46,778)	40,101	$(1.17)	$(1,175)	39,830	$(0.03)

	For the Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income from continuing operations	$13,347			$9,397
Less: Preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments (1)	(3,372)			(28)
Income from continuing operations	$1,257	36,548	$0.03	$651	35,775	$0.02

Discontinued operations	$(43,690)			$(322)
Minority interest adjustments (1)	3,372			28
Discontinued operations	$(40,318)	36,548	$(1.10)	$(294)	35,775	$(0.01)
Net (loss) income available to common shareholders	$(39,061)	36,548	$(1.07)	$357	35,775	$0.01

Diluted EPS:
Income from continuing operations	$13,347	36,548		$9,397	35,775
Less: Preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments	(3,396)			41
Operating Partnership Units		3,069			3,474
Options		427			498
Restricted Shares		69			20
Income from continuing operations	$1,233	40,113	$0.03	$720	39,767	$0.02

Discontinued operations	$(43,690)	40,113	$(1.09)	$(322)	39,767	$(0.01)
Net (loss) income available to common
shareholders before minority interest	$(42,457)	40,113	$(1.06)	$398	39,767	$0.01

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 331 and 404 as of June 30, 2006 and 2005, respectively.

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held-for-sale as of June 30, 2006, are reflected in discontinued operations for all periods reported in the consolidated statements of income. In the consolidated balance sheet the assets and liabilities associated with discontinued operations are segregated. The table below summarizes key financial results and data for these operations:

	For the Three Months Ended June 30,
	2006	2005
Revenues	$10,873	$12,540
Property net operating income	$5,568	$6,787
Impairment loss	$48,801	$1,375
Number of Properties sold	1	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Six Months Ended June 30,
	2006	2005
Revenues	$22,848	$26,806
Property net operating income	$12,363	$14,903
Gain on sale	$1,717	$-
Impairment loss	$48,801	$1,375
Number of Properties sold	5	-
Number of Properties held-for-sale	7	2

The following assets and liabilities relating to investment properties sold, or held-for-sale as of June 30, 2006 and December 31, 2005 are presented in the table below:

	June 30, 2006	December 31, 2005
Investment in real estate associated with discontinued operations:
Land	$47,362	$8,985
Buildings, improvements and equipment	212,770	76,006
Developments in progress	1,441	755
	261,573	85,746
Less accumulated depreciation	57,148	13,568
Property and equipment, net	204,425	72,178
Deferred costs, net	2,380	553
Real estate assets associated with discontinued operations	206,805	72,731

Non-real estate assets associated with discontinued operations:
Restricted cash	3,345	819
Tenant accounts receivable, net	8,098	2,906
Deferred expenses, net	686	11
Prepaid and other assets	1,538	426
Total non-real estate assets associated with discontinued operations	13,667	4,162
Total assets associated with discontinued operations	$220,472	$76,893
Liabilities:
Mortgage notes payable associated with discontinued operations	$165,641	$52,288
Other liabilities associated with discontinued operations	4,075	1,374
Total liabilities associated with discontinued operations	$169,716	$53,662

13.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio), Polaris Fashion Place and Polaris Towne Center are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 10.3 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $201 and $246 for the six months ended June 30, 2006 and 2005, respectively. The net book value of the above-market leases is $4,995 and $5,494 as of June 30, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $12,798 and $13,663 as of June 30, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,333 and $3,498 as of June 30, 2006 and December 31, 2005, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa from an independent third party. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the Venture for total consideration of $58,300 (which included the Venture’s assumption of a $35,000 mortgage loan).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and redevelopment of properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein), failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). As of June 30, 2006, we owned interests in and managed 32 Properties located in 18 states, consisting of 26 Malls (2 of which are partially owned through a joint venture) and 6 Community Centers. The Properties contain an aggregate of approximately 25.0 million square feet of gross leasable area (“GLA”) of which approximately 91.6% was occupied at June 30, 2006.

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

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants;

•	Utilize our development capabilities to develop quality properties at low costs, and

•	Capitalize on strategic joint venture relationships to achieve meaningful growth.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held-for-sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,
	2006	2005
Net loss available to common shareholders	$(43,045)	$(1,080)
Add back (less):
Real estate depreciation and amortization	18,424	20,497
Equity in income of unconsolidated entities	(259)	-
Pro-rata share of joint venture funds from operations	1,705	-
Minority interest in operating partnership	(3,733)	(95)
Funds from operations	$(26,908)	$19,322

	For the Six Months Ended June 30,
	2006	2005
Net (loss) income available to common shareholders	$(39,061)	$357
Add back (less):
Real estate depreciation and amortization	37,937	38,833
Equity in income of unconsolidated entities	(852)	-
Pro-rata share of joint venture funds from operations	3,251	-
Minority interest in operating partnership	(3,396)	41
Gain on sales of properties	(1,717)	-
Funds from operations	$(3,838)	$39,231

FFO decreased by $43.1 million for the six months ended June 30, 2006 compared to the six months ending June 30, 2005. During 2006, we listed four regional mall properties as held-for-sale in addition to the one already classified as held-for-sale. Primarily in connection with classifying these assets as held-for-sale, we recognized a $48.8 million impairment charge, which was the primary reason for the decline in FFO. Accordingly, impairment charges associated with Properties that are held-for-sale increased by $47.4 million compared to the same period last year. Also we incurred a $4.0 million increase in overall interest expense. This increase was caused by higher average outstanding loan balances and a higher average borrowing rate.

Offsetting these decreases to FFO was a $4.2 million overall decrease in general and administrative expenses. This decrease is primarily due to $3.3 million of charges in 2005 relating to an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of the Company’s former executives. Also, we received $3.3 million in additional FFO from our investment in two Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”). Lastly, we received an increase of $530,000 in property net operating income.

Results of Operations - Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Total revenues increased 0.2%, or $113,000 for the three months ended June 30, 2006 compared to the same period last year. Minimum rents increased $1.6 million of which $1.3 million was related to lease termination income. Tenant reimbursements decreased $42,000, management fee income was $509,000 higher, proceeds from the sale of outparcels was $1.0 million lower, and overage rent decreased $661,000.

Minimum rents

Minimum rents increased 3.6%, or $1.6 million, for the three months ended June 30, 2006. Higher base rental income of $292,000 and increased termination income of $1.3 million in 2006 accounted for substantially all of the increase from the same period of 2005.

Percentage rents

Percentage rent decreased in the second quarter of 2006 from the second quarter of 2005 primarily due to increases in base rent for some tenants that had corresponding increases to their sales breakpoints and timing differences that resulted in higher percentage rent income in the second quarter of 2005.

Tenant reimbursements

Tenant reimbursements reflect a decrease of 0.2%, or $42,000, for the three months ended June 30, 2006. Though recoverable expenses have increased by $890,000, this increase was offset by lower recovery rates in 2006 and adjustments to the receivables related to the 2005 tenant reimbursement reconciliations in the second quarter.

Fee income and other revenues

Fee income and other revenue decreased $815,000 for the three months ended June 30, 2006. Management fee income of $509,000 was earned in the second quarter of 2006, primarily associated with Properties we own through a joint venture. There were no management fees in 2005. This increase was offset by $1.0 million decrease from the sale of outparcels and $401,000 reduction in licensing agreement revenue from the same period of the prior year.

Expenses

Total expenses decreased 3.6%, or $1.8 million, for the three months ended June 30, 2006. Real estate taxes and property operating expenses increased $890,000, the provision for doubtful accounts increased $408,000, other operating expenses decreased $1.1 million, depreciation and amortization decreased $20,000 and general and administrative expenses decreased $2.0 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 3.9%, or $890,000, for the three months ended June 30, 2006. Real estate taxes decreased $361,000 while property operating expenses were up $1.3 million driven primarily by higher utility expenses.

Provision for doubtful accounts

The provision for doubtful accounts was $1.1 million, or 1.5% of revenue, for the three months ended June 30, 2006 and $0.7 million, or 1.0% of revenue, for the corresponding period in 2005. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly at June 30, 2006 compared to June 30, 2005. We have maintained consistent reserve percentages for our past due receivables.

Other operating expenses

Other operating expenses were $1.7 million for the three months ended June 30, 2006 compared to $2.8 million for the corresponding period in 2005. The decrease is primarily due to a decrease in costs of $946,000 related to sale of outparcels and lower legal fees at the Properties of $198,000.

General and administrative

General and administrative expense was $3.6 million and represented 4.9% of total revenues for the three months ended June 30, 2006 compared to $5.6 million and 7.7% of total revenues for the corresponding period in 2005. The reduction is primarily due to last year’s $1.3 million charge relating to a severance agreement with the Company’s former Chief Operating Officer and a $152,000 decrease in legal fees. The remaining difference relates primarily to other employment related expenses.

Interest expense/capitalized interest

Interest expense increased 12.4%, or $2.3 million for the three months ended June 30, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended June 30,
	2006	2005	Inc. (Dec.)
Average loan balance (continuing operations)	$1,369,686	$1,221,902	$147,784
Average rate	6.13%	6.00%	0.13%

Total interest	$20,990	$18,329	$2,661
Amortization of loan fees	516	530	(14)
Capitalized interest and other, net	(830)	(472)	(358)
Interest expense	$20,676	$18,387	$2,289

The increase in the “Average loan balance” category was primarily a result of the funding of acquisitions, capital improvements and the Company’s redevelopment program. The variance in “Capitalized interest and other” was also primarily due to the significant increase in construction activity.

Equity in income of unconsolidated entities, net

The $259,000 of income results from our investment in Puente and Tulsa. This represents our share of the $507,000 of net income for the three months ended June 30, 2006 for these Properties. We acquired Puente through our joint venture partnership with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (the “Venture”) on December 29, 2005. We have a 52% interest in the Venture and ORC has a 48% interest. We acquired Tulsa on January 17, 2006 from an independent, unaffiliated party and subsequently transferred our ownership interest in Tulsa to the Venture on March 14, 2006. The reconciliation of the net income from the Venture to FFO for these Properties is shown below (in thousands).

Three Months Ending June 30, 2006
Net income available to Partnership	$500
Add back :
Real estate depreciation and amortization	2,781
Funds from operations	$3,281

Pro-rata share of joint venture funds from operations	$1,705

Discontinued Operations

Plan to Sell Five Mall Assets

In the second quarter of 2006, we announced formal plans to sell five of our regional Mall Properties. One of these Malls, (Eastland Mall in Charlotte, NC), has been classified as held-for-sale by the Company since the third quarter of 2005. In connection with these plans, we have entered into an exclusive listing agreement with Eastdil Secured Broker Services, Inc. to market and sell the assets. We expect total consideration, net of expenses, to be approximately $250 to $270 million from the sales. The five Malls to be sold include:

•	Almeda Mall - Houston, TX
•	Eastland Mall - Charlotte, NC
•	Montgomery Mall - Montgomery, AL
•	Northwest Mall - Houston, TX
•	University Mall - Tampa, FL

The sale of these five assets is a central part of our strategy to aggressively sell non-core assets in order to upgrade the overall quality of our real estate. We expect to redeploy the sales proceeds into our redevelopment program, acquisition of new higher income growth assets and selective ground-up development of premium retail properties.

Primarily as a result of our plan to sell these Malls, we recognized an impairment charge of $48.8 million during the second quarter of 2006. If the asset sales are not completed at estimated pricing levels, future adjustments to the impairment charges could be required. Even with the initial recognition of the charge, we are anticipating an overall net gain of $10 to $30 million on the sale of the five Properties.

Discussion of Income from Discontinued Operations

In the second quarter of 2006, we sold East Pointe Plaza, a Community Center asset in Columbia, South Carolina for $9.8 million. As of June 30, 2006, seven Properties are classified as held-for-sale, comprised of five malls and two community centers.

Income from discontinued operations increased $1.8 million for the three months ending June 30, 2006 compared to the three months ending June 30, 2005. Increases in income from discontinued operations are primarily the result of a $2.4 million decrease in depreciation expense resulting from the classification of these assets as held-for-sale and a $661,000 decrease in net interest expense. Offsetting these improvements were decreased revenues. Revenues from discontinued operations decreased $1.6 million to $10.9 million for the three months ended June 30, 2006 from $12.5 million for the three months ended June 30, 2006. The decrease in revenue relates primarily to a $1.1 decrease in tenant reimbursements as a result of adjusted 2006 recovery rates and the completion of the 2005 tenant reimbursement reconciliations and a $166,000 reduction in termination income.

Results of Operations -Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Total revenues increased 3.5%, or $5.0 million for the six months ended June 30, 2006 compared to the same period last year. Minimum rents increased $4.4 million, of which $2.4 million related to lease termination income. Tenant reimbursements increased $1.1 million, fee income was $1.1 million higher, proceeds from the sale of outparcels was $680,000 lower, licensing fee income decreased $710,000 and percentage rent decreased $500,000.

Minimum rents

Minimum rents increased 4.8%, or $4.4 million, for the six months ended June 30, 2006. A $2.0 million increase of base rental income and increased termination income of $2.4 million for the first six months of 2006 as compared to the same period of 2005 drove the favorability.

Tenant reimbursements

Tenant reimbursements reflect an increase of 2.6%, or $1.1 million for the six months ended June 30, 2006. Though recoverable expenses have increased by $2.4 million, this increase was offset by lower recovery rates in 2006 and adjustments to the receivable related to the 2005 recoveries reconciliations.

Fee income and other revenues

Fee income and other revenue increased $47,000 for the six months ended June 30, 2006. Management fee income, primarily associated with our Venture, of $1.1 million was recorded. Income derived from theater revenues grew $102,000. Through increased marketing efforts sponsorship income increased $155,000. This increase was offset by a $680,000 decrease from the sale of outparcels and a $710,000 reduction in licensing agreement revenue from the same period of the prior year.

Expenses

Total expenses increased 0.3%, or $329,000 for the six months ended June 30, 2006. Real estate taxes and property operating expenses increased $2.4 million, the provision for doubtful accounts increased $267,000, other operating expenses decreased $748,000, depreciation and amortization increased $2.6 million, and general and administrative expenses decreased $4.2 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 5.2%, or $2.4 million, for the six months ended June 30, 2006. Real estate taxes increased $40,000 while property operating expenses were up $2.4 million. Factors contributing to the increase were higher utility expenses of $1.1 million, higher security related expenses and the operating expenses for Tulsa during the period it was included in our consolidated financial statements.

Provision for doubtful accounts

The provision for doubtful accounts was $2.1 million, or 1.4% of revenue, for the six months ended June 30, 2006 and $1.8 million, or 1.3% of revenue, for the corresponding period in 2005. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly at June 30, 2006 compared to June 30, 2005. We have maintained consistent reserve percentages for our past due receivables.

Other operating expenses

Other operating expenses were $3.6 million for the six months ended June 30, 2006 compared to $4.3 million for the corresponding period in 2005. The decrease is primarily due to lower costs associated with outparcel sales of $838,000 and a decrease in legal fees of $90,000.

Depreciation and amortization

The $2.6 million increase in depreciation and amortization for the six months ended June 30, 2006 is a result of depreciation for additions to real estate assets and the write-off of an anchor store. The following Properties had significant additions placed in service in 2006: redevelopment at Lloyd Center in Portland, Oregon (“Lloyd”) and the addition of new small shop stores and an anchor store at Eastland Mall in Columbus, Ohio (“Eastland (OH)”).

General and administrative

General and administrative expense was $7.6 million and represented 5.1% of total revenues for the six months ended June 30, 2006 compared to $11.8 million and 8.2% of total revenues for the corresponding period in 2005. The reduction is primarily due to last year’s $3.3 million charge relating to an employment agreement and a severance agreement, a $511,000 decrease in legal fees and other employment related expenses.

Interest expense/capitalized interest

Interest expense increased 14.1%, or $5.1 million for the six months ended June 30, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Six Months Ended June 30,
	2006	2005	Inc. (Dec.)
Average loan balance (continuing operations)	$1,362,785	$1,214,148	$148,637
Average rate	6.14%	5.96%	0.18%

Total interest	$41,837	$36,182	$5,655
Amortization of loan fees	1,068	1,043	25
Capitalized interest and other, net	(1,355)	(819)	(536)
Interest expense	$41,550	$36,406	$5,144

The increase in the “Average loan balance” was primarily the result of the funding of acquisitions, capital improvements and the Company’s redevelopment program. The variance in “Capitalized interest and other” was also primarily due to the significant increase in construction activity.

Equity in income of unconsolidated entities, net

The $852,000 income results from our investment in Puente and Tulsa. This represents our share of the $1.6 million of net income for the six months ended June 30, 2006 for these Properties for the period they were held through a joint venture interest during the first six months of 2006. The reconciliation of the net income from the Venture to FFO for these Properties is shown below (in thousands).

Six Months Ending June 30, 2006
Net income available to Partnership	$1,640
Add back :
Real estate depreciation and amortization	4,613
Funds from operations	$6,253

Pro-rata share of joint venture funds from operations	$3,251

Discontinued Operations

Five Community Center Properties were sold in the first six months of 2006 for a net gain of $1.7 million. As of June 30, 2006, seven Properties are classified as held-for-sale, comprised of five Malls and two Community Centers. In 2006, a $48.8 million impairment charge was recorded.

Income from discontinued operations increased $2.3 million for the six months ending June 30, 2006 compared to the six months ended June 30, 2005. Increases in income from discontinued operations are primarily the result of a $3.7 million decrease in depreciation expense resulting from the classification of these assets as held-for-sale and a $1.2 million decrease in net interest expense. Offsetting these improvements were reductions in revenues. Revenues have decreased to $22.8 million for the six months ended June 30, 2006 from $26.8 million for the six months ending June 30, 2005. The decline in revenue primarily relates to a $1.6 million reduction in minimum rent and a $1.8 million reduction in tenant reimbursement income.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares”) and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will primarily be met with cash flows provided by operations.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and Common Shares of beneficial interest and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy relative to the scheduled debt maturities, acquisitions, renovations, expansions and developments.

At June 30, 2006, the Company’s total-debt-to-total-market capitalization was 56.0%, compared to 56.1% at December 31, 2005. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	June 30, 2006	December 31, 2005
Stock Price (end of period)	$24.81	$24.32
Market Capitalization Ratio:
Common Shares outstanding	36,701	36,506
OP Units outstanding	3,056	3,115
Total Common Shares and OP Units outstanding at end of period	39,757	39,621

Market capitalization - Common Shares outstanding	$910,552	$887,826
Market capitalization - OP Units outstanding	75,819	75,757
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,522,739	1,501,481
Total market capitalization	$2,719,110	$2,675,064

Total debt / total market capitalization	56.0%	56.1%

Total debt/total market capitalization including pro-rata share of joint venture	57.0%	56.9%

Capital Resource Availability

As part of the Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the Venture in addition to the Puente acquisition. The Venture utilized $11.2 million of the $200 million to acquire Tulsa from GPLP and $188.8 million remains. The properties to be acquired by the Venture will be operated by us under separate management agreements. Under these agreements, we will be entitled to management and asset management fees, leasing commissions and other compensation including an acquisition fee based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the six months ended June 30, 2006

Net cash provided by operating activities was $43.7 million for the six months ended June 30, 2006.

Net cash used in investing activities was $52.8 million for the six months ended June 30, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the Venture. Also, we paid $32.3 million towards our investment in real estate. Of this amount, $17.0 million was spent on constructing additional GLA and interior renovations, primarily at the Dayton Mall, Eastland Mall (OH), Northtown Mall and Lloyd Center. We also spent $9.5 million on tenant improvements to re-tenant existing spaces and $1.1 million primarily to acquire additional land at River Valley Mall. The remaining amounts were spent on operational capital expenditures. Offsetting this was the receipt of $22.3 million in connection with the sale of five non-strategic Community Center assets.

Net cash provided by financing activities was $10.7 million for the six months ended June 30, 2006. During 2006, we received $125.3 million from the issuance of new mortgage debt. This increase was driven from the $35.0 million mortgage associated with the purchase of Tulsa and $90.0 million of new mortgage debt associated with the refinancings of Weberstown Mall and the Great Mall of the Great Plains. Offsetting these increases to cash were principal payments of $65.9 million. During the first six months of 2006, we repaid $49.0 million of mortgage debt associated with the Great Mall of the Great Plains and Weberstown Mall. We also repaid $7.7 million of mortgage debt associated with Properties sold during the six months ended June 30, 2006. Lastly, we paid $46.8 million in distributions to holders of our Common Shares, OP Units and preferred shares.

For the six months ended June 30, 2005

Net cash provided by operating activities was $50.9 million for the six months ended June 30, 2005.

Net cash used by investing activities was $35.4 million for the six months ended June 30, 2005. During 2005, we spent $35.3 million on investments in real estate. Of this amount, $13.9 million was spent on constructing additional GLA, primarily at Eastland Mall (OH), Mall at Fairfield Commons, and the purchase of the former Lord & Taylor space at Polaris Fashion Place. Approximately $8.3 million was spent on redevelopment activities, primarily at Montgomery Mall, Northtown Mall and the Great Mall of the Great Plains. We also spent $5.2 million on tenant improvements and allowances to re-tenant existing space. Lastly, we spent $7.8 million associated with the acquisition of land in connection with the development of a department store anchored retail project to serve the Cincinnati, Ohio market (the “Mason Parcels”). The remaining amounts were spent on operational capital expenditures.

Net cash used in financing activities was $15.6 million for the six months ended June 30, 2005. We paid $46.4 million in distributions and borrowed an additional $35.2 million from our revolving credit facility (“Credit Facility”).

Financing Activity

Total debt increased by $21.3 million during the first six months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2005	$1,351,481	$150,000	$1,501,481
New mortgage debt	125,330	-	125,330
Repayment of debt	(56,686)	-	(56,686)
Debt assignment to Venture	(35,000)	-	(35,000)
Debt amortization payments in 2006	(9,172)	-	(9,172)
Amortization of fair value adjustment	(214)	-	(214)
Net payments, Credit Facility	-	(3,000)	(3,000)
June 30, 2006	$1,375,739	$147,000	$1,522,739

During the first six months of 2006, we reduced our net borrowings under our Credit Facility and made recurring principal payments on our fixed rate debt.

At June 30, 2006, our mortgage notes payable were collateralized with first mortgage liens on 24 Properties having a net book value of $1,612.8 million. We also owned 6 unencumbered Properties and other corporate assets having a net book value of $131.3 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $80.5 million and represent one Community Center and three Malls. Properties under such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $42.1 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $38.4 million.

During the first six months of 2006, we entered into three new financing arrangements and modified two existing arrangements. On January 13, 2006, the Company entered into a Loan Agreement to borrow $30.0 million (the “Great Mall Loan”). The Great Mall Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on The Great Mall of the Great Plains located in Olathe, Kansas (“Great Mall”). The Great Mall Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of January 12, 2009. The interest rate for the Great Mall Loan was subsequently fixed through an interest rate protection agreement at 6.35% through January 15, 2008. In addition, the Company dedesignated the existing interest rate cap on the Great Mall Loan as a cash flow hedge under SFAS 133. The Great Mall Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The Great Mall Loan contains default provisions customary for transactions of this nature. The proceeds of the Great Mall Loan were used to payoff the previous loan in the same amount. Also on January 13, 2006, we amended the $25 million mortgage loan agreement on Montgomery Mall to reduce the interest rate to LIBOR plus 1.65% from LIBOR plus 1.85%. On March 14, 2006, we entered into a loan agreement to borrow $35 million initially (the “Tulsa Loan”) and up to $50 million in total as part of a mortgage financing arrangement for Tulsa. The Tulsa Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Tulsa. The Tulsa Loan had an initial floating interest rate of LIBOR plus 1.35% per annum and a maturity date of March 14, 2009. The initial interest rate for the Tulsa Loan was subsequently fixed at a rate of 6.52% through an interest rate protection agreement. On May 25, 2006, we executed a loan agreement to borrow $60 million (the “Weberstown Loan”). The Weberstown Loan is represented by two promissory notes secured by a first mortgage lien and assignment of leases and rents on Weberstown Mall located in Stockton, CA. The Weberstown Loan has a fixed interest rate of 5.90% per annum and a maturity date of June 8, 2016. Under the Weberstown Loan, we are required to make interest only periodic payments for the length of the term. We are not permitted under the Weberstown Loan to make any prepayments on outstanding principal until three months prior to the maturity date. On June 28, 2006, we extended the maturity date of our $25 million Montgomery Mall mortgage loan from July 31, 2006 to January 31, 2007.

Financing Activity - The Venture

Within the Venture, the total debt increased by $34.5 million during the first six months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share (52%)
December 31, 2005	$88,212	$45,870
Assumed mortgage debt	35,000	18,200
Debt amortization payments in 2006	(598)	(311)
Amortization of fair value adjustment	98	51
June 30, 2006	$122,712	$63,810

At June 30, 2006, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $242.5 million. During the first six months of 2006, the Venture assumed the Tulsa Loan as part of GPLP’s transfer of Tulsa to the Venture on March 14, 2006.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments. The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At June 30, 2006, we had the following obligations relating to dividend distributions. In the second quarter of 2006, the Company declared distributions of $0.4808 per Common Share, to be paid during the third quarter of 2006. The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $12.6 million and $35.3 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at June 30, 2006 was $2.4 million.

At June 30, 2006, there were 3.1 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at June 30, 2006 is $75.3 million based upon a per unit value of $24.63 at June 30, 2006, (based upon a five-day average of the Common Stock price from June 23, 2006 to June 29, 2006).

At June 30, 2006, we had executed leases committing to $26.4 million in tenant allowances. The leases will generate gross rents that approximate $77.2 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations total $19.6 million at June 30, 2006.

Commercial Commitments

The Credit Facility terms are discussed in Note 7 to the consolidated financial statements.

We have a stand-by letter of credit in the amount of $150,000 for utility deposits with respect to the Great Mall. We have a partial mortgage guaranty, in the form of a letter of credit, pertaining to the construction and opening of an anchor tenant at the Mall at Fairfield Commons ($4.0 million). This construction has been completed and the anchor tenant is open and operating. The letter of credit will be released upon delivery by the tenant of an estoppel certificate to the lender. We expect the tenant to meet this requirement and do not anticipate any draws to be made on this letter of credit.

In the second quarter of 2006, the Company announced a joint venture between GPLP, The Wolff Company, and Vanguard City Home (the “Scottsdale Venture”). The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. The LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, AZ. Upon completion of the Scottsdale Crossing development, the LLC Co. will own, through its ground lease interest, and operate the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company has the following commitments:

o	Capital Contribution: GPLP shall make an initial capital contribution of $11 million to LLC Co. and hold a 50% interest in LLC Co.

o
Letter of Credit: GPLP, on behalf of LLC Co., has committed to provide a letter of credit in the amount of $20 million to serve as security for the construction at the Scottsdale Crossing development. The letter of credit will expire on the earlier of: a) the four year anniversary of its issuance or b) the date on which construction and leasing of at least 424,034 square feet of floor space at the Scottsdale Crossing development is completed.

o
Lease Payments: The LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, the LLC Co. shall on or before the rent commencement date provide the landlord with either U.S. government backed securities or a clean, irrevocable, and unconditional letter of credit in the amount equal to the present value of the Base Rent for the first four years under the lease. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as a part of the Scottsdale Crossing development. The purchase price for the units is based on $181 per square foot.

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

We plan to invest up to $70.0 million in redevelopment activity in 2006. We also plan to invest a total of $18.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2006. In the first six months of 2006, we spent $15.1 million for redevelopment activities, $2.2 million for renovations, $9.2 million for tenant improvements and $1.6 million for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

A lifestyle retail component is under construction at the Dayton Mall located in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project includes facade renovation and the addition of 97,000 square feet in an open-air center. The project at Dayton Mall is partially complete and a new P F Chang’s China Bistro, Jared Galleria of Jewelry and Borders Books, Music and Movies stores are now open. We anticipate the majority of the remaining new stores to open before the end of 2006.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project centers around the addition of a new anchor store and adding a new freestanding multi-tenant building. The vacant anchor space previously occupied by Montgomery Wards has been demolished, ground preparation completed and construction of a new Home Depot store is expected to commence shortly. The newly constructed Home Depot is planned to open in the second quarter of 2007.

Redevelopment work continues at Polaris. Three new restaurants are under various states of construction at Polaris and the first of these three restaurants, Mi Mi’s Café, opened in the second quarter of this year. Several other major projects are in the final planning phases.

Developments

One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

Our Scottsdale Crossing development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units. The Scottsdale Venture intends to retain a third party company to lease the office portion of the complex. Our Scottsdale Crossing development will be adjacent to a hotel and residential complex that will be developed independently by The Wolff Company and Vanguard City Home. Once completed, we anticipate that the Scottsdale Crossing development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.

The Scottsdale Venture entered into a long-term ground lease for property on which a portion of the project will be constructed (we own a 50% interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement). Opening of the approximately $200 million development is anticipated during 2009.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended June 30, 2006. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended June, 2006.

	Wholly Owned Mall Properties		Total Mall Properties Including joint venture
	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$161	(8.4)%	$154	(8.7)%
Stores (1)	$341	0.5%	$335	1.0%
Total	$247	(2.4)%	$239	(2.3)%

(1) Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for our wholly owned properties for the twelve months ended June 30, 2006 were $341 per square foot, a 2.1% improvement from the $334 per square foot reported for the twelve months ended June 30, 2005. Comparable stores sales, which include only those stores open for the twelve months ended June 30, 2006 and the same period of 2005, were also positive with a 0.5% increase.

Average Mall store sales (wholly-owned Malls), excluding the five Malls that are held-for-sale, were $351 per square foot for the twelve months ending June 30, 2006, a 2.3% improvement from the $343 per square foot for those Malls for the twelve months ending June 30, 2005.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
Wholly owned Malls:
Mall Anchors	95.3%	95.0%	95.2%	92.6%	91.3%
Mall Stores	87.9%	87.3%	89.5%	87.5%	88.0%
Total Mall Portfolio	92.6%	92.3%	93.2%	90.8%	90.1%

Mall Portfolio including Joint Venture: (2):
Mall Anchors	95.7%	95.5%	95.5%	92.6%	91.3%
Mall Stores	87.3%	86.5%	89.2%	87.5%	88.0%
Total Mall Portfolio	92.7%	92.3%	93.2%	90.8%	90.1%

Community Centers:
Community Center Anchors	68.7%	73.6%	75.0%	63.9%	63.8%
Community Center Stores	80.6%	79.7%	78.6%	64.8%	63.7%
Total Community Center Portfolio	71.3%	75.1%	75.8%	64.1%	63.8%

Comparable Occupancy:
Comparable Mall Stores	87.9%				87.9%
Comparable Portfolio	92.6%				90.4%

Comparable Community Center Stores	80.6%				84.0%
Comparable Community Center Portfolio	71.3%				78.6%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	We did not own Properties through our Venture until December 2005. Therefore, the 9/30/05 and 6/30/05 occupancy is the same as the wholly owned Malls.

Malls

Same mall store occupancy increased to 87.9% at June 30, 2006 from 87.3% at March 31, 2006 and is consistent with June 30, 2005. There have been improvements in occupancy for our in-line stores since a year ago, but these gains have been offset by a decline in our outparcel occupancy (which is included in our store occupancy metric). Anchor store occupancy has improved since a year ago resulting from six new anchor openings in the last year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At June 30, 2006, approximately 85.9% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.5 years and a weighted-average interest rate of approximately 6.32%. At December 31, 2005, approximately 82.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.7 years, and a weighted-average interest rate of approximately 6.35%. The remainder of our debt at June 30, 2006 and December 31, 2005, bears interest at variable rates with weighted-average interest rates of approximately 6.86% and 5.96%, respectively.

At June 30, 2006 and December 31, 2005, the fair value of our debt (excluding our Credit Facility) was $1,333.8 million and $1,358.7 million, respectively, compared to its carrying amounts of $1,375.7 million and $1,351.5 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2006 and 2005, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.5 million and $0.4 million, respectively, for the quarter. Also, the fair value of our debt would decrease by approximately $41.2 million and $36.7 million, at June 30, 2006 and December 31, 2005, respectively. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.5 million and $0.4 million, for the quarter ended June 30, 2006 and 2005, respectively, and increase the fair value of our debt by approximately $43.7 million and $39.1 million, at June 30, 2006 and December 31, 2005, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the 2004 fiscal year, GRT received a subpoena for documents from the SEC in connection with its investigation concerning the election by PricewaterhouseCoopers LLP not to renew its engagement as the independent accountant for the Company and a related party transaction involving the Company’s City Park development project. During the 2005 fiscal year, GRT also received a subpoena for documents from the SEC in connection with its investigation of the restatement by the Company of its financial statements for the fiscal years ended 2001 through 2003. The Company has disclosed each investigation in its prior filings with the SEC. The Company is cooperating fully with each investigation.

ITEM 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 5, 2006. Proxies for the meeting were solicited by the Company pursuant to Regulation 14 under the Exchange Act. Two items were submitted to a vote of the shareholders.

In connection with Proposal 1 regarding the election of trustees, there was no solicitation in opposition to management's nominees as listed in the proxy statement and all of the nominees listed in the proxy statement were elected. In connection with the voting on such proposal, there were no broker non-votes. The results of the voting are as follows:

•	Votes of 25,874,584 shares were cast for the election of Herbert Glimcher as a Class III Trustee; votes of 909,423 shares were withheld.

•	Votes of 26,365,441 shares were cast for the election of Howard Gross as a Class III Trustee; votes of 418,566 shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm as set forth in the proxy statement and such appointment was ratified. There were no broker non-votes in connection with such proposal.

Votes of 26,689,263 shares were cast for the ratification of the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm; votes of 42,345 shares were cast against such ratification; votes of 52,398 shares abstained.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.109
Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting) (incorporated by reference to the Company’s Form 8-K filed with the SEC on May 9, 2006).

10.110	Limited Liability Company Agreement of Kierland Crossing, LLC, dated as of May 12, 2006 (relating to the Scottsdale Venture).

10.111	Purchase Agreement and Escrow Instructions, dated May 12, 2006 by and between Kierland Crossing, LLC and Kierland Crossing Residential, LLC (relating to the Scottsdale Venture).

10.112	Ground Lease, dated as of May 12, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to the Scottsdale Venture).

10.113	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC, as borrower, and Morgan Stanley Credit Corporation, as lender.

10.114	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC to the order of Morgan Stanley Credit Corporation in the principal amount of $30,000,000.

10.115	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC to the order of Morgan Stanley Credit Corporation in the principal amount of $30,000,000.

10.116
Deed of Trust and Security Agreement, dated May 25, 2006, by and between WTM Glimcher, LLC, as grantor, Chicago Title Insurance Company, as trustee, and for the benefit of Morgan Stanley Credit Corporation, as grantee.

10.117	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC, as assignor, and Morgan Stanley Credit Corporation, as assignee.

10.118	Guaranty, dated as of May 25, 2006, by Glimcher Properties Limited Partnership, as guarantor, to Morgan Stanley Credit Corporation.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

:	By:	/s/ Michael P. Glimcher

Michael P. Glimcher, President, Chief Executive Officer and Trustee (Principal Executive Officer)

By:	/s/ Mark E. Yale

Mark E. Yale, Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Dated: July 28, 2006