Form 10-Q
period 2006-09-30
GLIMCHER REALTY TRUST
filed 2006-10-27
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, there were 36,775,907 Common Shares of Beneficial Interest (“Common Shares”) outstanding, par value $0.01 per share.

1 of 36 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	September 30, 2006	December 31, 2005
Investment in real estate:
Land	$248,040	$291,998
Buildings, improvements and equipment	1,705,143	1,869,381
Developments in progress	55,266	50,235
	2,008,449	2,211,614
Less accumulated depreciation	469,355	470,397
Property and equipment, net	1,539,094	1,741,217
Deferred costs, net	17,184	18,863
Real estate assets associated with discontinued operations	206,490	72,731
Investment in and advances to unconsolidated real estate entities	59,073	44,248
Investment in real estate, net	1,821,841	1,877,059

Cash and cash equivalents	7,251	7,821
Non-real estate assets associated with discontinued operations	13,973	4,162
Restricted cash	10,984	15,410
Tenant accounts receivable, net	39,796	49,877
Deferred expenses, net	6,915	8,665
Prepaid and other assets	28,833	32,318
Total assets	$1,929,593	$1,995,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,206,213	$1,299,193
Mortgage notes payable associated with discontinued operations	165,010	52,288
Notes payable	163,000	150,000
Other liabilities associated with discontinued operations	5,053	1,374
Accounts payable and accrued expenses	59,457	66,264
Distributions payable	23,479	23,410
Total liabilities	1,622,212	1,592,529

Minority interest in operating partnership	7,830	15,729

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,772,075 and 36,506,448 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	368	365
Additional paid-in capital	546,531	543,639
Distributions in excess of accumulated earnings	(457,208)	(366,924)
Accumulated other comprehensive loss	(140)	(26)
Total shareholders’ equity	299,551	387,054
Total liabilities and shareholders’ equity	$1,929,593	$1,995,312

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2006	2005
Revenues:
Minimum rents	$46,635	$48,759
Percentage rents	1,225	1,084
Tenant reimbursements	22,223	21,426
Other	4,447	4,855
Total revenues	74,530	76,124

Expenses:
Property operating expenses	15,927	15,831
Real estate taxes	8,638	8,683
	24,565	24,514
Provision for doubtful accounts	1,107	1,135
Other operating expenses	1,985	2,210
Depreciation and amortization	18,029	16,322
General and administrative	3,481	3,634
Total expenses	49,167	47,815

Operating income	25,363	28,309

Interest income	108	74
Interest expense	21,523	18,636
Equity in income of unconsolidated entities, net	247	-
Income before minority interest in operating partnership and discontinued operations	4,195	9,747
Minority interest in operating partnership	311	(618)
Income from continuing operations	3,884	10,365
Discontinued operations:
Impairment loss	-	(15,018)
Gain on sales of properties	-	1,737
Income from operations	2,186	574

Net income (loss)	6,070	(2,342)
Less: Preferred stock distributions	4,360	4,360
Net income (loss) available to common shareholders	$1,710	$(6,702)

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.01)	$0.14
Discontinued operations	$0.06	$(0.32)
Net income (loss) available to common shareholders	$0.05	$(0.19)

Diluted:
Continuing operations	$0.00	$0.13
Discontinued operations	$0.05	$(0.32)
Net income (loss) available to common shareholders	$0.05	$(0.18)

Weighted average common shares outstanding	36,663	36,146
Weighted average common shares and common share equivalent outstanding	40,075	39,956

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income (loss)	$6,070	$(2,342)
Other comprehensive (loss) income on derivative instruments, net	(462)	2
Comprehensive income (loss)	$5,608	$(2,340)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2006	2005
Revenues:
Minimum rents	$141,620	$139,375
Percentage rents	3,248	3,607
Tenant reimbursements	65,138	63,252
Other	13,183	13,544
Total revenues	223,189	219,778

Expenses:
Property operating expenses	47,666	45,194
Real estate taxes	25,589	25,594
	73,255	70,788
Provision for doubtful accounts	3,202	2,963
Other operating expenses	5,544	6,517
Depreciation and amortization	54,273	50,008
General and administrative	11,129	15,446
Total expenses	147,403	145,722

Operating income	75,786	74,056

Interest income	334	171
Interest expense	63,073	55,042
Equity in income of unconsolidated entities, net	1,099	-
Income before minority interest in operating partnership and discontinued operations	14,146	19,185
Minority interest in operating partnership	(3,085)	(577)
Income from continuing operations	17,231	19,762
Discontinued operations:
Impairment loss	(48,801)	(16,393)
Gain on sale of properties	1,717	1,737
Income from operations	5,580	1,627
Net (loss) income	(24,273)	6,733
Less: Preferred stock distributions	13,078	13,078
Net loss available to common shareholders	$(37,351)	$(6,345)
EPS:
Basic:
Continuing operations	$0.03	$0.15
Discontinued operations	$(1.05)	$(0.33)
Net loss available to common shareholders	$(1.02)	$(0.18)

Diluted:
Continuing operations	$0.03	$0.15
Discontinued operations	$(1.04)	$(0.33)
Net loss available to common shareholders	$(1.01)	$(0.17)

Weighted average common shares outstanding	36,586	35,900
Weighted average common shares and common share equivalent outstanding	40,071	39,831

Cash distributions declared per common share of beneficial interest	$1.4424	$1.4424

Net (loss) income	$(24,273)	$6,733
Other comprehensive (loss) income on derivative instruments, net	(113)	2
Comprehensive (loss) income	$(24,386)	$6,735

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(24,273)	$6,733
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	4,336	3,680
Depreciation and amortization	56,787	58,564
Loan fee amortization	1,761	1,989
Equity in income of unconsolidated entities, net	(1,099)	-
Capitalized development costs charged to expense	326	359
Minority interest in operating partnership	(3,085)	(577)
Impairment losses	48,801	16,393
Gain on sales of properties - discontinued operations	(1,717)	(1,737)
Gain on sales of outparcels	(698)	(524)
Stock compensation expense	678	181
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,482	(374)
Prepaid and other assets	(489)	(2,035)
Accounts payables and accrued expenses	(8,308)	5,277

Net cash provided by operating activities	74,502	87,929

Cash flows from investing activities:
Additions to investment in real estate	(49,098)	(65,487)
Acquisition of property	(55,715)	-
Contribution from joint venture partner	11,257	-
Proceeds from sale of outparcels	870	1,560
Proceeds from sale of properties	24,690	19,000
Withdrawals from (additions to) restricted cash	517	(1,038)
Investments in joint ventures	(2,268)	-
Additions to deferred expenses	(4,042)	(2,066)

Net cash used in investing activities	(73,789)	(48,031)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	13,000	55,000
Deferred financing costs	(817)	(3,644)
Proceeds from issuance of mortgage notes payable	125,330	56,643
Principal payments on mortgage and other notes payable	(70,267)	(83,843)
Exercise of stock options and other	1,790	6,962
Cash distributions	(70,319)	(69,753)

Net cash used in financing activities	(1,283)	(38,635)

Net change in cash and cash equivalents	(570)	1,263

Cash and cash equivalents, at beginning of period	7,821	8,446

Cash and cash equivalents, at end of period	$7,251	$9,709

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. GRT owns, leases, manages and develops a portfolio of anchored retail properties consisting of regional and super regional malls and community shopping centers. Enclosed regional and super regional malls in which GRT holds an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which GRT holds an ownership position are referred to as “Community Centers.” The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.” As of September 30, 2006, GRT owned interests in and managed 30 Properties, consisting of 26 Malls (24 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers located in 16 states. The Properties contain an aggregate of approximately 24.7 million square feet of gross leasable area (“GLA”) of which approximately 91.7% was occupied at September 30, 2006. Five Malls have been classified as held-for-sale as of September 30, 2006, see Note 3. GRT, through its affiliated companies, also provides leasing, legal and property management services for Jefferson Pointe, a 545,000 square foot open-air lifestyle retail center in Fort Wayne, Indiana. GRT has no ownership interest in Jefferson Pointe and therefore excludes it from the Company’s reporting of property results. Management fee income earned from managing Jefferson Pointe is reported in the consolidated financial statements. GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP,” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company.”

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”). As of September 30, 2006, GRT had a 91.9% limited partnership interest in GPLP, and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner. GDC provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The December 31, 2005 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Investment in Real Estate - Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. An asset is generally classified as held-for-sale once management commits to a plan to sell the asset and has initiated an active program to market it for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

On occasion, the Company will receive unsolicited offers from third parties to buy a Property. Under these circumstances, the Company will classify a Property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Sale of Real Estate Assets

The sale of real estate assets may also involve the application of judgments in determining whether the risks and rewards of ownership have transferred to the buyer and that a sale has been completed for purposes of recognizing a gain on the sale. The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing or when the transaction is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Accounting for Acquisitions

The Company accounts for acquisitions of properties in accordance with SFAS No. 141, “Business Combinations.” The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases, the value of tenant relationships and the value of in-place leases based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal fees and other related costs. The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period that is reasonably assured.

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

Investment in Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and existence of a variable interest entity (“VIE”) are all considered in determining if the arrangement qualifies for consolidation.

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges for joint venture investments were recognized during the nine months ending September 30, 2006.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123 “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized to expense over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. This Statement was effective beginning the first quarter of 2006 for awards issued after June 15, 2005. Stock compensation expense was $91 and $45 for the three months ended September 30, 2006 and 2005, respectively, and $265 and $308 for the nine months ended September 30, 2006 and 2005, respectively. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123(R) prior to January 1, 2003, the Company’s net income available to common shareholders would have decreased $4 for the nine months ended September 30, 2005. There would have been no changes in reported basic or diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $14,811 and $13,815 as of September 30, 2006 and December 31, 2005, respectively.

During the first quarter of 2006, the Company transferred its interest in Tulsa Promenade, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma (“Tulsa”) to a joint venture (“ORC Venture”) with OMERS Realty Corporation (“OMERS”), an affiliate of Oxford Properties Group, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. In connection with this transfer the Company contributed assets totaling $62,011. The Company also transferred $39,267 of liabilities that included the ORC Venture’s assumption of a $35,000 mortgage loan.

Share distributions of $17,680 and $17,552 and Operating Partnership distributions of $1,440 and $1,498 had been declared but not paid as of September 30, 2006 and December 31, 2005, respectively. Distributions of $1,313 for the 8.75% Series F Cumulative Preferred Shares of Beneficial Interest had been declared but not paid as of September 30, 2006 and December 31, 2005. Distributions of $3,047 and $3,046 for the 8.125% Series G Cumulative Preferred Shares of Beneficial Interest had been declared but not paid as of September 30, 2006 and December 31, 2005, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company does not anticipate a material impact to the Company’s financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The effective date of the interpretation is for fiscal years beginning after December 15, 2006. The Company does not anticipate a material impact to the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statement of income required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2006 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. In the third quarter of 2005 management committed to a plan to sell twelve Properties (eleven Community Centers and one Mall) and subsequently sold the eleven Community Center assets. In the second quarter of 2006, management committed to a plan to sell four additional regional Mall Properties in addition to the one classified as held-for-sale in the third quarter of 2005. Primarily in connection with the classifying of these four assets as held-for-sale, the Company recorded a $48,801 impairment charge during the second quarter of 2006. The assets and liabilities associated with held-for-sale Properties are separately disclosed on the Consolidated Balance Sheet. As of September 30, 2006, five Properties were classified as held-for-sale and as of December 31, 2005, eight Properties were classified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

as held-for-sale. The financial results of these Properties are presented as discontinued operations in the Consolidated Statement of Operations.

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of September 30, 2006 consisted of a 52% interest held by GPLP in the ORC Venture. The Company evaluated the ORC Venture arrangements and determined that control was shared between GPLP and OMERS and that the ORC Venture did not qualify as a VIE. Therefore, the Company concluded that the ORC Venture would be accounted for under the equity method of accounting. On December 29, 2005, the ORC Venture acquired Puente Hills Mall (“Puente”), an enclosed regional mall consisting of approximately 1.2 million square feet of GLA located in the Los Angeles metro area from an independent third party. The purchase price of $170,080 was funded in part by the assumption of an $88,800 non-recourse mortgage loan and pro rata contributions to the ORC Venture by GPLP and OMERS. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

Investment in unconsolidated real estate entities as of September 30, 2006 also consisted of a 50% interest held by a GPLP subsidiary in a joint venture (“Surprise Venture”) formed on September 6, 2006 with the former land owner (“West”). The Surprise Venture will develop approximately 27,000 square feet of retail space on a five acre site located in an area northwest of Phoenix, Arizona. In September 2006, the Company invested $1.9 million in the Surprise Venture. The Company evaluated the Surprise Venture arrangements and determined that control was shared between GPLP and West and that the Surprise Venture did not qualify as a VIE. Therefore, the Company concluded that the Surprise Venture would be accounted for under the equity method of accounting.

The Company provides management, development, construction, leasing and legal services for a fee to the ORC Venture and administrative, legal and tenant coordination services for a fee to the Surprise Venture. The Company recognized fee income of $455 and $1,432 for these services for the three and nine months ended September 30, 2006, respectively.

The net income for each venture is allocated in accordance with the provisions of the applicable joint venture agreement. The summary financial information for the Company’s investment in the ORC Venture and the Company’s investment in the Surprise Venture are presented below:

BALANCE SHEET	September 30, 2006	December 31, 2005
Assets:
Investment properties at cost, net	$234,196	$171,897
Intangible assets (1)	13,431	11,478
Other assets	9,001	4,616
Total assets	$256,628	$187,991

Liabilities and members’ equity:
Mortgage notes payable	$122,414	$88,212
Intangibles (2)	14,629	14,360
Other liabilities	5,287	324
	142,330	102,896
Members’ equity	114,298	85,095
Total liabilities and members’ equity	$256,628	$187,991

GPLP’s share of members’ equity	$59,168	$44,200

Members’ Equity to Company Investment in Unconsolidated Entities:

	September 30, 2006	December 31, 2005
GPLP’s share of members’ equity	$59,168	$44,200
Advances and additional costs	(95)	48
Investment in unconsolidated entities	$59,073	$44,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(1)	Includes value of acquired in-place leases
(2)
Includes the net value of $706 and $410 for above-market acquired leases as of September 30, 2006 and December 31, 2005, respectively, and $15,335 and $14,770 for below-market acquired leases as of September 30, 2006 and December 31, 2005, respectively.

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Statements of Operations

Total revenues	$8,363	$24,825
Operating expenses	4,169	11,248
Net operating income	4,194	13,577
Depreciation and amortization	1,917	6,530
Other expenses, net	4	26
Interest expense, net	1,791	4,893
Net income	482	2,128
Preferred dividend	7	14
Net income available to the ORC Venture	$475	$2,114

GPLP’s share of income from the ORC venture	$247	$1,099

5.	TenantAccounts Receivable

The Company’s accounts receivable is comprised of the following components.

	September 30, 2006	December 31, 2005

Billed receivables	$18,058	$22,860
Straight-line receivables	25,424	26,190
Unbilled receivables	11,333	12,408
Less: allowance for doubtful accounts	(7,849)	(8,675)
Net accounts receivable	46,966	52,783
Less: accounts receivable associated with discontinued operations	(7,170)	(2,906)
Net accounts receivable - continuing operations	$39,796	$49,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of September 30, 2006 and December 31, 2005 consist of the following:

Description	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
Fixed Rate:	2006	2005	2006	2005
SAN Mall, LP (q)	$33,151	$33,523	8.35%	8.35%	(p)	(a)	$32,615	(e)
Colonial Park Mall, LP	32,588	32,975	7.73%	7.73%	(p)	(a)	$32,033	(e)
Mount Vernon Venture, LLC	8,782	8,865	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (q)	43,973	44,559	7.84%	7.84%	(p)	(a)	$42,302	(f)
Morgantown Mall Associates, LP	52,710	53,381	6.89%	6.89%	(p)	(a)	$50,823	(f)
GM Olathe, LLC	30,000	(r)	6.35%	(r)	(l)	(b)	$30,000	January 12, 2009
Grand Central, LP	48,012	48,572	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,899	39,214	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,605	40,953	8.20%	8.20%	(p)	(a)	$38,543	(g)
Glimcher Ashland Venture, LLC	24,938	25,307	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	56,104	56,717	8.27%	8.27%	(p)	(a)	$49,864	(h)
Glimcher WestShore, LLC	95,653	96,804	5.09%	5.09%		(a)	$84,824	September 9, 2012
University Mall, LP (q)	62,886	63,845	7.09%	7.09%	(p)	(a)	$52,524	(i)
PFP Columbus, LLC	142,723	144,439	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	133,789	135,326	5.42%	5.42%	(p)	(a)	$116,922	(j)
JG Elizabeth, LLC	159,453	161,371	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	109,654	110,871	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	59,731	60,341	7.54%	7.54%	(p)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	-	5.90%	-		(b)	$60,000	June 8, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,302,651	1,226,063
Variable Rate:
EM Columbus, LLC	42,000	41,669	7.32%	6.38%	(m)	(b)	$42,000	January 1, 2007
Montgomery Mall Associates, LP (q)	25,000	25,000	7.03%	6.16%	(n)	(b)	$25,000	January 31, 2007
	67,000	66,669
Other:
Fair Value Adjustment - Polaris Center, LLC	1,572	1,894
Extinguished Debt	-	56,855		(o)

Total Mortgage Notes Payable:	$1,371,223	$1,351,481

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(f)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(g)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(h)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(i)	The loan matures in January 2028, with an optional prepayment (without penalty) date on January 11, 2013.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 6.35%.
(m)	Interest rate of LIBOR plus 200 basis points per annum.
(n)	Interest rate of LIBOR plus 165 basis points per annum.
(o)	Interest rates ranging from 6.37% to 7.43% at December 31, 2005.
(p)	Interest rate escalates after optional prepayment date.
(q)	Mortgage notes payable associated with properties held for sale at September 30, 2006.
(r)	Mortgage note was refinanced in January 2006 and amount at December 31, 2005 is included in extinguished debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,610,720 and $1,684,178 at September 30, 2006 and December 31, 2005, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes they are in compliance with all covenants at September 30, 2006. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers San Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $97,000 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of September 30, 2006.

7.	Notes Payable

The Company’s unsecured credit facility (“Credit Facility”) provides the ability to borrow up to $300,000. It matures in August 2008 and has a one-year extension option subject to satisfaction of certain conditions. The Credit Facility is expandable to $400,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 1.05% to LIBOR plus 1.55% depending upon the Company’s ratio of debt to total asset value. The Company has interest rate swap agreements in place that fix LIBOR at 5.23% per annum on $70,000 of the outstanding balance through August 15, 2008. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio. Management believes the Company is in compliance with all covenants as of September 30, 2006.

At September 30, 2006, the outstanding balance on the Credit Facility was $163,000. Additionally, $4,150 of the Credit Facility’s outstanding balance represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of September 30, 2006, the unused balance of the Credit Facility available to the Company was $132,850 and the interest rate was 6.57%.

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

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the nine months ended September 30, 2006, the Company recognized additional other comprehensive loss of $113 to adjust the carrying amount of the interest rate swaps and caps to fair values at September 30, 2006, net of ($36) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and ($9) in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. The Company’s hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2006. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Interest
Hedge Type	Value	Rate	Maturity	Fair Value

Swap - Cash Flow	$30,000	4.7025%	January 15, 2008	$160
Swap - Cash Flow	$35,000	5.2285%	August 15, 2008	($149)
Swap - Cash Flow	$35,000	5.2285%	August 15, 2008	($149)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On September 30, 2006, the derivative instruments were reported at their fair value of ($138) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $29 is expected to be reclassified in 2006. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the nine months ended September 30, 2006.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

9.	Restricted Stock

Pursuant to GRT’s 2004 Incentive Compensation Plan, 56,666 shares of restricted common stock were granted during the year ended December 31, 2005. These shares vest in one-third installments over a period of three years commencing on the one year anniversary of the grant date for the recipient’s award. During the second quarter of 2006, 58,332 shares of restricted common stock were granted. These shares vest in one-third installments, over a period of five years beginning on the third annual anniversary of the grant date.

As this restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. The related compensation expense recorded for the three months and nine months ended September 30, 2006 was $181 and $414, respectively. The related compensation expense recorded for the three months and nine months ended September 30, 2005, was $112 and $198, respectively. As of September 30, 2006 the amount of unvested restricted shares that will be charged to earnings in future periods was $2,054.

10.	Commitments and Contingencies

At September 30, 2006, there were 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of Beneficial Interest of the Company (“Common Share”) or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at September 30, 2006 is $75,462 based upon a per unit value of $25.19 at September 30, 2006 (based upon a five-day average of the Common Stock price from September 22, 2006 to September 28, 2006).

The Company has reserved $518 in relation to a contingency associated with the sale of Loyal Plaza, a Community Center sold in 2002, relating to environmental assessment and monitoring matters.

In the second quarter of 2006, the Company announced a joint venture between GPLP and Vanguard City Home, an affiliate of The Wolff Company (the “Scottsdale Venture”). The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. The LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona. Upon completion of the Scottsdale Crossing development, the LLC Co. will own and operate (on land subject to a ground lease under which the LLC Co. is the tenant) the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company has the following commitments:

o	Capital Contribution: GPLP shall make an initial capital contribution of approximately $11,000 to LLC Co. and hold a 50% interest in LLC Co.

o
Letter of Credit: GPLP, on behalf of LLC Co., has committed to provide a letter credit in the amount of $20,000 to serve as security for the construction at the Scottsdale Crossing development. The letter of credit will expire on the earlier of: a) the four year anniversary of its issuance or b) the date on which construction and leasing of at least 424,034 square feet of floor space at the Scottsdale Crossing development is completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

o
Lease Payments: The LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5,200 per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, the LLC Co. shall, on or before the rent commencement date, provide the landlord with either U.S. government backed securities or a clean, irrevocable, and unconditional letter of credit in the amount equal to the present value of the Base Rent for the first four years under the lease. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as part of the Scottsdale Crossing development at a purchase price of $181 per square foot.

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

11.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Income from continuing operations	$3,884			$10,365
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments (1)	165			(1,054)
(Loss) income from continuing operations	$(311)	36,663	$(0.01)	$4,951	36,146	$0.14

Discontinued operations	$2,186			$(12,707)
Minority interest adjustments (1)	(165)			1,054
Discontinued operations	$2,021	36,663	$0.06	$(11,653)	36,146	$(0.32)
Net income (loss) available to common shareholders	$1,710	36,663	$0.05	$(6,702)	36,146	$(0.19)

Diluted EPS:
Income from continuing operations	$3,884	36,663		$10,365	36,146
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments	311			(618)
Operating Partnership Units		3,007			3,267
Options		311			489
Restricted Shares		94			54
(Loss) income from continuing operations	$(165)	40,075	$0.00	$5,387	39,956	$0.13

Discontinued operations	$2,186	40,075	$0.05	$(12,707)	39,956	$(0.32)
Net income (loss) available to common
shareholders before minority interest	$2,021	40,075	$0.05	$(7,320)	39,956	$(0.18)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Income from continuing operations	$17,231			$19,762
Less: Preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments (1)	(3,186)			(1,131)
Income from continuing operations	$967	36,586	$0.03	$5,553	35,900	$0.15

Discontinued operations	$(41,504)			$(13,029)
Minority interest adjustments (1)	3,186			1,131
Discontinued operations	$(38,318)	36,586	$(1.05)	$(11,898)	35,900	$(0.33)
Net loss available to common shareholders	$(37,351)	36,586	$(1.02)	$(6,345)	35,900	$(0.18)

Diluted EPS:
Income from continuing operations	$17,231	36,586		$19,762	35,900
Less: Preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments	(3,085)			(577)
Operating Partnership Units		3,048			3,404
Options		360			495
Restricted Shares		77			32

Income from continuing operations	$1,068	40,071	$0.03	$6,107	39,831	$0.15

Discontinued operations	$(41,504)	40,071	$(1.04)	$(13,029)	39,831	$(0.33)
Net loss available to common shareholders
before minority interest	$(40,436)	40,071	$(1.01)	$(6,922)	39,831	$(0.17)

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 550 and 344 as of September 30, 2006 and 2005, respectively.

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held-for-sale as of September 30, 2006, are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations. In the Consolidated Balance Sheet, the assets and liabilities associated with discontinued operations are segregated. The table below summarizes key financial results and data for these operations:

	For the Three Months Ended September 30,
	2006	2005
Revenues	$10,725		$12,516
Property net operating income	$5,433		$6,549
Gain on sale	-		$1,737
Impairment loss	-	$	(15,018)
Number of Properties sold	2		2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2006	2005
Revenues	$33,573	$39,322
Property net operating income	$17,796	$21,452
Gain on sale	$1,717	$1,737
Impairment loss	$(48,801)	$(16,393)
Number of Properties sold	7	2
Number of Properties held-for-sale	5	12

The following assets and liabilities relating to investment properties sold, or held-for-sale as of September 30, 2006 and December 31, 2005 are presented in the table below:

	September 30, 2006	December 31, 2005
Investment in real estate associated with discontinued operations:
Land	$46,560	$8,985
Buildings, improvements and equipment	210,261	76,006
Developments in progress	2,342	755
	259,163	85,746
Less accumulated depreciation	55,065	13,568
Property and equipment, net	204,098	72,178
Deferred costs, net	2,392	553
Real estate assets associated with discontinued operations	206,490	72,731

Non-real estate assets associated with discontinued operations:
Restricted cash	4,728	819
Tenant accounts receivable, net	7,170	2,906
Deferred expenses, net	652	11
Prepaid and other assets	1,423	426
Total non-real estate assets associated with discontinued operations	13,973	4,162
Total assets associated with discontinued operations	$220,463	$76,893
Liabilities:
Mortgage notes payable associated with discontinued operations	$165,010	$52,288
Other liabilities associated with discontinued operations	5,053	1,374
Total liabilities associated with discontinued operations	$170,063	$53,662

13.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza Mall, Eastland Mall (Ohio) (“Eastland (OH)”), Polaris Fashion Place, and Polaris Towne Center, are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 10.4 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $560 and $381 for the nine months ended September 30, 2006 and 2005, respectively. The net book value of the above-market leases is $4,896 and $5,494 as of September 30, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $12,476 and $13,663 as of September 30, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,251 and $3,498 as of September 30, 2006 and December 31, 2005, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa from an independent third party. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, the failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and redevelopment of properties, the failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein), the failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, the failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). As of September 30, 2006, we owned interests in and managed 30 Properties located in 16 states, consisting of 26 Malls (2 of which are partially owned through a joint venture) and 4 Community Centers. The Properties contain an aggregate of approximately 24.7 million square feet of gross leasable area (“GLA”) of which approximately 91.7% was occupied at September 30, 2006.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees. Actual results may differ from these estimates under different assumptions or conditions.

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

FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held-for-sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30,
	2006	2005
Net income (loss) available to common shareholders	$1,710	$(6,702)
Add back (less):
Real estate depreciation and amortization	17,671	18,123
Equity in income of unconsolidated entities	(247)	-
Pro-rata share of joint venture funds from operations	1,244	-
Minority interest in Operating Partnership	311	(618)
Gain on sales of Properties	-	(1,737)
Funds from Operations	$20,689	$9,066

	For the Nine Months Ended September 30,
	2006	2005
Net loss available to common shareholders	$(37,351)	$(6,345)
Add back (less):
Real estate depreciation and amortization	55,608	56,956
Equity in income of unconsolidated entities	(1,099)	-
Pro-rata share of joint venture funds from operations	4,495	-
Minority interest in Operating Partnership	(3,085)	(577)
Gain on sales of Properties	(1,717)	(1,737)
Funds from Operations	$16,851	$48,297

FFO - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

FFO increased by $11.6 million for the three months ended September 30, 2006 compared to the three months ending September 30, 2005. The primary reason for the increase relates to impairment charges associated with the Properties held-for-sale decreasing by $15.0 million compared to the same three month period during 2005. The impairment charges in the third quarter of 2005 related to reductions in carrying value for certain Community Center assets we classified as held-for-sale. Also, our pro-rata share of FFO from our joint venture investment in two Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”) increased $1.2 million for the three months ending September 30, 2006.

Offsetting these increases in FFO was a $2.5 million increase in overall interest expense. This increase was caused by higher outstanding loan balances and borrowing rates, primarily related to borrowings for our investments in joint ventures and our re-development projects. Also, there was a $2.3 million decrease in income from lease terminations in the three-month period ending September 30, 2006 compared to the same period in 2005.

FFO - Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

FFO decreased by $31.4 million for the nine months ended September 30, 2006 compared to the nine months ending September 30, 2005. The primary reason for the decrease relates to impairment charges associated with the Properties held-for-sale increasing by $32.4 million compared to the same nine month period during 2005. The impairment charges relate to reductions in carrying value for certain Properties we classified as held-for-sale. We also experienced a $6.5 million increase in overall interest expense. This increase was caused by higher outstanding loan balances and borrowing rates, primarily related to borrowings for our investments in joint ventures and our redevelopment projects.

Offsetting these decreases to FFO was a $4.3 million overall decrease in general and administrative expenses. This decrease is primarily due to $3.3 million of charges in 2005 relating to an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of the Company’s former executives. Also, our pro-rata share of FFO from our joint venture investment in Puente and Tulsa increased $4.5 million.

Results of Operations - Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Total revenues decreased 2.1%, or $1.6 million for the three months ended September 30, 2006 compared to the same period last year.

Minimum Rents

Minimum rents decreased 4.4%, or $2.1 million, for the three months ended September 30, 2006. For this period, decreased lease termination income of $2.7 million was partially offset with an increase in tenant base rents of $531,000.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 3.7%, or $797,000, for the three months ended September 30, 2006. Recovery rates improved from 87.4% in the third quarter of 2005 to 90.5% for the third quarter in 2006. This improvement primarily relates to a decrease in real estate tax expense at Properties with low recovery rates.

Other Revenues

Other revenue decreased $408,000 for the three months ended September 30, 2006. These decreases relate to a decline in other revenue of $527,000, a $397,000 reduction in licensing agreement revenue, and a $110,000 decrease from the sale of outparcels from the same period of the prior year. These decreases were partially offset by management fee income of $626,000 earned in the third quarter of 2006, primarily associated with Properties we own through a joint venture. There were no management fees in 2005.

Expenses

Total expenses increased 2.8%, or $1.4 million, for the three months ended September 30, 2006 compared to the same period last year.

Real Estate Taxes and Property Operating Expenses

Real estate taxes and property operating expenses increased 0.2%, or $51,000, for the three months ended September 30, 2006 compared to the same period last year. Real estate taxes decreased $45,000 while property operating expenses were up $96,000 driven primarily by higher utility expenses.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million, or 1.5% of revenue, for the three months ended September 30, 2006 and for the corresponding period in 2005. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly at September 30, 2006 compared to September 30, 2005.

Other Operating Expenses

Other operating expenses were $2.0 million for the three months ended September 30, 2006 compared to $2.2 million for the corresponding period in 2005. The decrease is primarily due to lower legal fees at the Properties and lower costs associated with the sale of outparcels.

General and Administrative

General and administrative expense was $3.5 million and represented 4.7% of total revenues for the three months ended September 30, 2006 compared to $3.6 million and 4.8% of total revenues for the corresponding period in 2005. There were no unusual charges to our general and administrative expense in either quarter presented.

Interest Expense/Capitalized Interest

Interest expense increased 15.5%, or $2.9 million for the three months ended September 30, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended September 30,
	2006	2005	Inc. (Dec.)
Average loan balance (continuing operations)	$1,386,638	$1,238,488	$148,150
Average rate	6.22%	6.10%	0.12%

Total interest	$21,562	$18,887	$2,675
Amortization of loan fees	478	530	(52)
Capitalized interest and other, net	(517)	(781)	264
Interest expense	$21,523	$18,636	$2,887

The increase in the “Average loan balance” category was primarily a result of the funding of acquisitions, capital improvements and the Company’s redevelopment program. The variance in “Capitalized interest and other, net” was primarily due to higher capitalized interest in the third quarter of 2005.

Equity in Income of Unconsolidated Entities, net

The $247,000 of income results from our investment in Puente and Tulsa. This represents our share of the $475,000 of net income (available after payment of the preferred dividend) for the three months ended September 30, 2006 for these Properties. We acquired Puente through our joint venture partnership with OMERS Realty Corporation (“OMERS”), an affiliate of Oxford Properties Group (the “ORC Venture”) on December 29, 2005. We have a 52% interest in the ORC Venture and OMERS has a 48% interest. We acquired Tulsa on January 17, 2006 from an independent, unaffiliated party and subsequently transferred our ownership interest in Tulsa to the ORC Venture on March 14, 2006. The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands).

Three Months Ending September 30, 2006
Net income available to ORC Venture	$475
Add back :
Real estate depreciation and amortization	1,917
Funds from Operations	$2,392

Pro-rata share of joint venture Funds from Operations	$1,244

Discontinued Operations

Plan to Sell Five Mall Assets

In the second quarter of 2006, we announced formal plans to sell five of our regional Mall Properties. One of these Malls, (Eastland Mall in Charlotte, North Carolina), has been classified as held-for-sale by the Company since the third quarter of 2005. In connection with these plans, we have entered into an exclusive listing agreement with Eastdil Secured Broker Services, Inc. to market and sell the assets. We expect total consideration from the sales, net of expenses, to be approximately $250 to $260 million. The five Malls to be sold include:

•	Almeda Mall - Houston, Texas
•	Eastland Mall - Charlotte, North Carolina
•	Montgomery Mall - Montgomery, Alabama
•	Northwest Mall - Houston, Texas
•	University Mall - Tampa, Florida

The sale of these five assets is a central part of our strategy to aggressively sell non-core assets in order to upgrade the overall quality of our real estate portfolio. We expect to redeploy the sales proceeds into our redevelopment program, acquisition of new higher income growth assets and selective ground-up development of premium retail properties. We expect to complete the sale of Almeda Mall and Northwest Mall before the end of 2006.

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

Impairment Losses

In the third quarter of 2005, we committed to a plan to sell twelve Properties and initiated an active program to market them. Accordingly, these assets were reclassified as held-for-sale and the carrying value of these assets were reduced to fair value less cost to sell. This resulted in an impairment loss of $15.0 million.

Gain on Sale of Properties

In the third quarter of 2006, we sold two Community Centers. We sold Vincennes Plaza in Vincennes, Indiana for $1.48 million and Newberry Square Shopping Center in Newberry, South Carolina for $925,000. The proceeds from the sale of these two Community Centers were used to pay down short-term borrowings under our unsecured credit facility (“Credit Facility”). There was no gain recognized related to the sale of these Community Centers as the carrying values were reduced to the trading value in previous quarters. In the third quarter of 2005, we sold one Community Center and one Mall for a gain of $1.7 million.

Income from Discontinued Operations

Income from discontinued operations increased $1.6 million for the three months ending September 30, 2006 compared to the three months ending September 30, 2005. Increases in income from discontinued operations are primarily the result of a $2.3 million decrease in depreciation expense resulting from the classification of these assets as held-for-sale and a $404,000 decrease in interest expense. Offsetting these improvements were decreased revenues. Revenues from discontinued operations decreased $1.8 million to $10.7 million for the three months ended September 30, 2006 from $12.5 million for the three months ended September 30, 2005. The decrease in revenue relates primarily to Community Centers sold during 2006.

Results of Operations -Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Total revenues increased 1.6%, or $3.4 million for the nine months ended September 30, 2006 compared to the same period last year.

Minimum Rents

Minimum rents increased 1.6%, or $2.2 million, for the nine months ended September 30, 2006. A $2.6 million increase of base rental income drove the favorability. The increase was partially offset by decreased lease termination income of $304,000.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 3.0%, or $1.9 million for the nine months ended September 30, 2006. The increase primarily relates to a $2.5 million increase in reimbursable expenses.

Other Revenues

Other revenue decreased $361,000 for the nine months ended September 30, 2006. These decreases primarily relate to a $1.1 million reduction in licensing agreement revenue and a $790,000 decrease from the sale of outparcels. This decrease was partially offset by management fee income of $1.7 million, primarily associated with our ORC Venture.

Expenses

Total expenses increased 1.2%, or $1.7 million for the nine months ended September 30, 2006.

Real Estate Taxes and Property Operating Expenses

Real estate taxes and property operating expenses increased 3.5%, or $2.5 million, for the nine months ended September 30, 2006. Property operating expenses were up $2.5 million driven primarily by higher utility expenses of $2.7 million.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.2 million, or 1.4% of revenue, for the nine months ended September 30, 2006 and $3.0 million, or 1.3% of revenue, for the corresponding period in 2005. The accounts receivable balance and the allowance for doubtful accounts have not changed significantly at September 30, 2006 compared to September 30, 2005. We have maintained consistent reserve percentages for our past due receivables.

Other Operating Expenses

Other operating expenses were $5.5 million for the nine months ended September 30, 2006 compared to $6.5 million for the corresponding period in 2005. The decrease is primarily due to lower costs associated with outparcel sales of $850,000 and a decrease in legal fees of $145,000.

Depreciation and Amortization

The $4.3 million increase in depreciation and amortization for the nine months ended September 30, 2006 is primarily a result of additional depreciation for additions to real estate assets. We completed some redevelopment projects that were placed in service in late 2005 and in the first quarter of 2006 that contributed to the increase. Some of the redevelopment projects that were completed were a multi-tenant building at Grand Central Mall in Parkersburg, West Virginia; a multi-tenant and anchor redevelopment project at Polaris Fashion Place in Columbus, Ohio (“Polaris”), and the addition of new small shop stores and an anchor store at Eastland (OH) .

General and Administrative

General and administrative expense was $11.1 million and represented 5.0% of total revenues for the nine months ended September 30, 2006 compared to $15.4 million and 7.0% of total revenues for the corresponding period in 2005. This decrease is primarily due to $3.3 million of charges in 2005 relating to an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of the Company’s former executives.

Interest Expense/Capitalized Interest

Interest expense increased 14.6%, or $8.0 million for the nine months ended September 30, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Nine Months Ended September 30,
	2006	2005	Inc. (Dec.)
Average loan balance (continuing operations)	$1,365,136	$1,245,930	$119,206
Average rate	6.19%	5.89%	0.30%

Total interest	$63,376	$55,039	$8,337
Amortization of loan fees	1,546	1,573	(27)
Capitalized interest and other, net	(1,849)	(1,570)	(279)
Interest expense	$63,073	$55,042	$8,031

The increase in the “Average loan balance” was primarily the result of the funding of acquisitions, capital improvements and the Company’s redevelopment program. The variance in “Capitalized interest and other, net” was also primarily due to the significant increase in construction activity.

Equity in Income of Unconsolidated Entities, net

The $1.1 million income results from our investment in Puente and Tulsa. This represents our share of the $2.1 million of net income (available after payment of the preferred dividend) for the nine months ended September 30, 2006 for these Properties for the period they were held through a joint venture interest during the first nine months of 2006. The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands).

Nine Months Ending September 30, 2006
Net income available to ORC Venture	$2,114
Add back:
Real estate depreciation and amortization	6,530
Funds from Operations	$8,644

Pro-rata share of joint venture Funds from Operations	$4,495

Discontinued Operations

Seven Community Center Properties were sold in the first nine months of 2006 for a net gain of $1.7 million. As of September 30, 2006, five Malls are classified as held-for-sale. In the second quarter of 2006, a $48.8 million impairment charge was recorded.

Income from discontinued operations increased $4.0 million for the nine months ending September 30, 2006 compared to the nine months ended September 30, 2005. Increases in income from discontinued operations are primarily the result of a $6.0 million decrease in depreciation expense resulting from the classification of these assets as held-for-sale and a $1.6 million decrease in interest expense. Offsetting these improvements were reductions in revenues. Revenues have decreased to $33.6 million for the nine months ended September 30, 2006 from $39.3 million for the nine months ending September 30, 2005. The decline in revenue primarily relates to centers sold in 2006.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred shares of beneficial interest and Common Shares and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy relative to the scheduled debt maturities, acquisitions, renovations, expansions and developments.

At September 30, 2006, the Company’s total-debt-to-total-market capitalization was 56.2%, compared to 56.1% at December 31, 2005. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	September 30, 2006	December 31, 2005
Stock Price (end of period)	$24.78	$24.32
Market Capitalization Ratio:
Common Shares outstanding	36,772	36,506
OP Units outstanding	2,996	3,115
Total Common Shares and OP Units outstanding at end of period	39,768	39,621

Market capitalization - Common Shares outstanding	$911,210	$887,826
Market capitalization - OP Units outstanding	74,241	75,757
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,534,223	1,501,481
Total market capitalization	$2,729,674	$2,675,064

Total debt/total market capitalization	56.2%	56.1%
Total debt/total market capitalization including pro-rata share of joint venture	57.2%	56.9%

Capital Resource Availability

As part of the ORC Venture, OMERS has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition. The ORC Venture utilized $11.3 million of the $200 million to acquire Tulsa from GPLP and $188.7 million remains. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. Under these agreements, we will be entitled to management and asset management fees, leasing commissions and other compensation including an acquisition fee based upon the purchase price paid for each acquired property.

On March 24, 2004, we filed a universal shelf registration statement with the SEC. This registration statement permits us to engage in offerings of debt securities, preferred shares of beneficial interest and Common Shares, warrants, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing. The registration statement was declared effective on April 6, 2004. The amount of securities registered was $400 million, all of which is currently available for future offerings.

Discussion of Consolidated Cash Flows

For the Nine Months Ended September 30, 2006

Net cash provided by operating activities was $74.5 million for the nine months ended September 30, 2006.

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million in cash. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. We invested $49.1 million towards our investment in real estate. Of this amount, $22.1 million was spent on constructing additional GLA and interior renovations, primarily at the Dayton Mall, Eastland (OH), Northtown Mall and Lloyd Center. We also spent $15.5 million on tenant improvements to re-tenant existing spaces and $1.1 million primarily to acquire additional land at River Valley Mall. The remaining amounts were spent on operational capital expenditures. During September 2006, we paid $1.9 million to enter into a joint venture in Surprise, Arizona to develop a 27,000 square foot retail development. Offsetting this was the receipt of $24.7 million in connection with the sale of seven non-strategic Community Center assets.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2006. During 2006, we received $125.3 million from the issuance of new mortgage debt. This increase was driven by the $35.0 million mortgage associated with the purchase of Tulsa and $90.0 million of new mortgage debt associated with the refinancings of Weberstown Mall and The Great Mall of the Great Plains (“Great Mall”). Offsetting these increases to cash were principal payments of $70.3 million. During the first nine months of 2006, we repaid $49.0 million of mortgage debt associated with Great Mall and Weberstown Mall as well as normal principal payments. We also repaid $7.7 million of mortgage debt associated with Properties sold during the nine months ended September 30, 2006. Lastly, we paid $70.3 million in distributions to holders of our Common Shares, OP Units, and preferred shares.

For the Nine Months Ended September 30, 2005

Net cash provided by operating activities was $87.9 million for the nine months ended September 30, 2005.

Net cash used in investing activities was $48.0 million for the nine months ended September 30, 2005. During 2005, we spent $65.5 million on investments in real estate. Of this amount, $41.0 million was spent on constructing additional GLA, primarily at Eastland (OH), The Mall at Fairfield Commons, Montgomery Mall, Lloyd Center, Northtown Mall, Great Mall, and the purchase of the former Lord & Taylor space at Polaris. We also spent $9.5 million on tenant improvements and allowances to re-tenant existing space. Lastly, we spent $7.8 million associated with the acquisition of land in connection with the development of a department store anchored retail project to serve the Cincinnati, Ohio market (the “Mason Parcels”). The remaining amounts were spent on operational capital expenditures. Offsetting these capital outlays, we received $20.6 million from the sale of the Southside Mall, Buckhannon Plaza, and the former Lord & Taylor space at Polaris, and three outparcels.

Net cash used in financing activities was $38.6 million for the nine months ended September 30, 2005. We paid $83.8 million in principal payments on existing mortgage debt. This amount consisted of the extinguishment of the existing mortgage on Montgomery Mall and Southside Mall as well as normal principal payments. We also paid $69.8 million in dividends and distributions. Offsetting these payments were $56.6 million received from the issuance of mortgage notes payable. These funds were received in connection with the new $44.0 million mortgage loan on Montgomery Mall and proceeds of $12.6 million for the construction loan in connection with the redevelopment activities at Eastland (OH).

Also, we borrowed an additional $55.0 million under our Credit Facility. These proceeds were used to fund numerous other redevelopment projects that are currently ongoing.

Financing Activity

Total debt increased by $32.7 million during the first nine months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2005	$1,351,481	$150,000	$1,501,481
New mortgage debt	125,330	-	125,330
Repayment of debt	(56,686)	-	(56,686)
Debt assignment to ORC Venture	(35,000)	-	(35,000)
Debt amortization payments in 2006	(13,581)	-	(13,581)
Amortization of fair value adjustment	(321)	-	(321)
Net borrowings, Credit Facility	-	13,000	13,000
September 30, 2006	$1,371,223	$163,000	$1,534,223

During the first nine months of 2006, we increased our net borrowings under our Credit Facility and made recurring principal payments on our fixed rate debt.

At September 30, 2006, our mortgage notes payable were collateralized with first mortgage liens on 24 Properties having a net book value of $1,610.7 million. We also owned 4 unencumbered Properties and other corporate assets having a net book value of $131.8 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized, may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $80.6 million and represent one Community Center and three Malls. Properties under such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $41.7 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $38.9 million.

During the first nine months of 2006, we entered into three new financing arrangements and modified two existing arrangements. On January 13, 2006, the Company entered into a Loan Agreement to borrow $30.0 million (the “Great Mall Loan”). The Great Mall Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on the Great Mall. The Great Mall Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of January 12, 2009. The interest rate for the Great Mall Loan was subsequently fixed through an interest rate protection agreement at 6.35% through January 15, 2008. In addition, the Company designated the existing interest rate cap on the Great Mall Loan as a cash flow hedge under SFAS 133. The Great Mall Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The Great Mall Loan contains default provisions customary for transactions of this nature. The proceeds of the Great Mall Loan were used to payoff the previous loan in the same amount. Also on January 13, 2006, we amended the $25 million mortgage loan agreement on Montgomery Mall to reduce the interest rate to LIBOR plus 1.65% from LIBOR plus 1.85%. On March 14, 2006, we entered into a loan agreement to borrow $35 million initially (the “Tulsa Loan”) and up to $50 million in total as part of a mortgage financing arrangement for Tulsa. The Tulsa Loan is represented by two promissory notes secured by a first mortgage lien and assignment of leases and rents on Tulsa. The Tulsa Loan had an initial floating interest rate of LIBOR plus 1.35% per annum and has a maturity date of March 14, 2009. The initial interest rate for the Tulsa Loan was subsequently fixed at a rate of 6.52% through an interest rate protection agreement. On May 25, 2006, we executed a loan agreement to borrow $60 million (the “Weberstown Loan”). The Weberstown Loan is represented by two promissory notes secured by a first mortgage lien and assignment of leases and rents on Weberstown Mall located in Stockton, California. The Weberstown Loan has a fixed interest rate of 5.90% per annum and a maturity date of June 8, 2016. Under the Weberstown Loan, we are required to make interest only periodic payments for the length of the term. We are not permitted under the Weberstown Loan to make any prepayments on outstanding principal until three months prior to the maturity date. On June 28, 2006, we extended the maturity date of our $25 million Montgomery Mall mortgage loan from July 31, 2006 to January 31, 2007.

Financing Activity - Joint Ventures

Within the ORC Venture, the total debt increased by $34.2 million during the first nine months of 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT Share
	Notes	(52%)
December 31, 2005	$88,212	$45,870
Assumed mortgage debt	35,000	18,200
Debt amortization payments in 2006	(944)	(491)
Amortization of fair value adjustment	146	76
September 30, 2006	$122,414	$63,655

At September 30, 2006, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $241.5 million. During the first nine months of 2006, the ORC Venture assumed the Tulsa Loan as part of GPLP’s transfer of Tulsa to the ORC Venture on March 14, 2006.

As of September 30, 2006, we hold a joint venture interest (“Surprise Venture”) in one unencumbered real estate parcel in Surprise, Arizona, having a net book value of $3.5 million at that date.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments. The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At September 30, 2006, we had the following obligations relating to dividend distributions. In the third quarter of 2006, the Company declared dividends of $0.4808 per Common Share, to be paid during the fourth quarter of 2006. The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $11.3 million and $32.2 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at September 30, 2006 was $2.0 million.

At September 30, 2006, there were 3.0 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at September 30, 2006 is $75.5 million based upon a per unit value of $25.19 at September 30, 2006 (based upon a five-day average of the Common Stock price from September 22, 2006 to September 28, 2006).

At September 30, 2006, we had executed leases committing to $30.5 million in tenant allowances. The leases will generate gross rents that approximate $98.7 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations total $22.6 million at September 30, 2006.

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

In the second quarter of 2006, the Company announced a joint venture between GPLP and Vanguard City Home, an affiliate of the Wolff Company (the “Scottsdale Venture”). The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. The LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona. Upon completion of the Scottsdale Crossing development, the LLC Co. will own and operate (on land subject to a ground lease under which the LLC Co. is the tenant) the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company has the following commitments:

o	Capital Contribution: GPLP shall make an initial capital contribution of approximately $11 million to LLC Co. and hold a 50% interest in LLC Co.

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

o
Lease Payments: The LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, the LLC Co. shall, on or before the rent commencement date, provide the landlord with either U.S. government backed securities or a clean, irrevocable, and unconditional letter of credit in the amount equal to the present value of the Base Rent for the first four years under the lease. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as a part of the Scottsdale Crossing development at a price of $181 per square foot.

Off-Balance Sheet Commitments:

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Capital Expenditures

We plan capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that had been previously occupied. Capital expenditures are generally accumulated into a project and classified as “Developments in progress” on the Consolidated Balance Sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the Consolidated Balance Sheet and are depreciated on a straight-line basis over the useful life of the asset.

We plan to invest up to $49.4 million in redevelopment activity in 2006. We also plan to invest a total of $25.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2006. In the first nine months of 2006, we spent $19.9 million for redevelopment activities, $2.2 million for renovations, $15.5 million for tenant improvements and $4.1 million for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

A lifestyle retail component is under construction at the Dayton Mall located in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project includes facade renovation and the addition of 97,000 square feet in an open-air center. The project at Dayton Mall is partially complete and a new Ann Taylor Loft, Borders Books, Music and Movies, First Watch, Jared Galleria of Jewelry, and P F Chang’s China Bistro stores are now open. We anticipate the majority of the remaining new stores to open before the end of 2006.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project centers around the addition of a new anchor store and adding a new freestanding multi-tenant building. The vacant anchor space previously occupied by Montgomery Wards has been demolished, ground preparation completed and construction of a new Home Depot store has commenced. The newly constructed Home Depot is expected to open in the second quarter of 2007.

Redevelopment work continues at Polaris. Three new restaurants are under various states of construction at Polaris and the first of these three restaurants, Mi Mi’s Café, opened in the second quarter of this year. We also plan on adding a new lifestyle component at Polaris. This new lifestyle component will replace the former Kaufmann’s store and has a planned opening in the spring of 2008.

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

Our Surprise Venture will be developing a new retail site in Surprise, Arizona (northwest of Phoenix). This five-acre development will consist of approximately 27,000 square feet of new retail space.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended September 30, 2006. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended September, 2006.

	Wholly Owned Mall Properties		Total Mall Properties Including joint venture
	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$150	(5.9)%	$147	(5.8)%
Stores (1)	$346	1.3%	$341	1.4%
Total	$246	(.6)%	$245	(.5)%

(1)  Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for our wholly owned properties for the twelve months ended September 30, 2006 were $346 per square foot, a 3.9% improvement from the $333 per square foot reported for the twelve months ended September 30, 2005. Comparable stores sales, which include only those stores open for the twelve months ended September 30, 2006 and the same period of 2005, were also positive with a 1.3% increase.

Average Mall store sales (wholly-owned Malls), excluding the five Malls that are held-for-sale, were $358 per square foot for the twelve months ending September 30, 2006, a 4.1% improvement from the $344 per square foot for those Malls for the twelve months ending September 30, 2005.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
Wholly owned Malls:
Mall Anchors	94.2%	95.3%	95.0%	95.2%	92.6%
Mall Stores	89.0%	87.9%	87.3%	89.5%	87.5%
Total Mall Portfolio	92.3%	92.6%	92.3%	93.2%	90.8%

Mall Portfolio including Joint Venture:(2):
Mall Anchors	94.6%	95.7%	95.5%	95.5%	92.6%
Mall Stores	88.6%	87.3%	86.5%	89.2%	87.5%
Total Mall Portfolio	92.4%	92.7%	92.3%	93.2%	90.8%

Community Centers:
Community Center Anchors	70.6%	68.7%	73.6%	75.0%	63.9%
Community Center Stores	85.2%	80.6%	79.7%	78.6%	64.8%
Total Community Center Portfolio	74.2%	71.3%	75.1%	75.8%	64.1%

Comparable Occupancy:
Comparable Mall Stores	89.0%				87.5%
Comparable Portfolio	92.3%				90.8%

Comparable Community Center Stores	85.2%				89.2%
Comparable Community Center Portfolio	74.2%				79.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	We did not own Properties through our ORC Venture until December 2005. Therefore, the 9/30/05 occupancy is the same as the wholly owned Malls.

Malls

Same mall store occupancy increased to 89.0% at September 30, 2006 from 87.5% at September 30, 2005. There have been improvements in occupancy for our in-line stores since a year ago due to the opening of an outparcel (which is included in our store occupancy) that vacated in the third quarter of 2005 as well as strong store openings of in-line shops throughout the portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At September 30, 2006, approximately 89.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.3 years and a weighted-average interest rate of approximately 6.3%. At December 31, 2005, approximately 82.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 6.7 years, and a weighted-average interest rate of approximately 6.35%. The remainder of our debt at September 30, 2006 and December 31, 2005, bears interest at variable rates with weighted-average interest rates of approximately 6.93% and 5.96%, respectively.

At September 30, 2006 and December 31, 2005, the fair value of our debt (excluding our Credit Facility) was $1,359.5 million and $1,358.7 million, respectively, compared to its carrying amounts of $1,371.2 million and $1,351.5 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2006 and 2005, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.4 million and $0.4 million, respectively, for the quarter. Also, the fair value of our debt would decrease by approximately $40.7 million and $36.7 million, at September 30, 2006 and December 31, 2005, respectively. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.4 million and $0.4 million, for the quarter ended September 30, 2006 and 2005, respectively, and increase the fair value of our debt by approximately $43.0 million and $39.1 million, at September 30, 2006 and December 31, 2005, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.119
First Amendment to the Severance Benefits Agreement, dated September 8, 2006 by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (incorporated by reference to GRT’s Form 8-K filed with the SEC on September 8, 2006).

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

Dated: October 27, 2006