Form 10-K
period 2006-12-31
GLIMCHER REALTY TRUST
filed 2007-02-23
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12482

GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	31-1390518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 East Gay Street	43215
Columbus, Ohio	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (614) 621-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8 ¾% Series F Cumulative Redeemable Preferred Shares of Beneficial	New York Stock Exchange
Interest, par value $0.01 per share
8 ⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial	New York Stock Exchange
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

As of February 22, 2007, there were 36,787,254 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2006, was $891,387,425.

Documents Incorporated By Reference

Portions of the Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 11, 2007 are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

Item No.		Form 10-K
		Report Page
PART I

1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	12
2.	Properties	12
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19

PART II

5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19
6.	Selected Financial Data	19
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
7A.	Quantitative and Qualitative Disclosures About Market Risk	39
8.	Financial Statements and Supplementary Data	39
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
9A.	Controls and Procedures	40
9B.	Other Information	42

PART III

10.	Trustees, Executive Officers and Corporate Governance	42
11.	Executive Compensation	42
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	42
13.	Certain Relationships and Related Transactions, and Trustee Independence	42
14.	Principal Accounting Fees and Services	42
15.	Exhibits and Financial Statement Schedules	43

Signatures		50

PART I

This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; failure to increase mall store occupancy and same-mall operating income; tenant bankruptcies; bankruptcies of joint venture partners; rejection of leases by tenants in bankruptcy; the failure to qualify as a REIT (as hereinafter defined); failure to consummate financing, including the repayment of debt; financing and development risks, including lack of satisfactory equity and debt financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; increases in and new impairment charges; the consummation of asset sales at acceptable prices; the financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases; the failure of the closing of the sale of properties to take place from time to time; the failure to attract innovative retailers; the failure to complete proposed acquisitions; the failure to sell properties as anticipated and the failure to achieve estimated sales prices and proceeds from the sale of such properties; the failure to achieve earnings and funds from operations targets or estimates; conflicts of interest with existing joint venture partners; the failure to complete planned redevelopments of properties; the failure of the Company to make additional investments in regional mall properties and redevelopment of properties; the failure of joint venture relationships; and the failure to fully recover tenant obligations for common area maintenance (“CAM”), taxes and other property expenses, as well as other risks listed from time to time in this Form 10-K and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Item 1. Business

(a)	General Development of Business

GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us” or “our.”

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls and community shopping centers. Enclosed regional and super regional malls in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which we hold an ownership position are referred to as “Community Centers.” The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.” On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares. The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner. At December 31, 2006, GRT held a 91.9% interest in the Operating Partnership.

The Company does not engage or pay a REIT advisor. Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)	Narrative Description of Business

General: The Company is a recognized leader in the ownership, management, acquisition and development of regional and super-regional malls. At December 31, 2006, the Properties consisted of 26 Malls (24 wholly-owned and 2 partially owned through a joint venture) containing an aggregate of 23.7 million square feet of gross leasable area (“GLA”) and 4 Community Centers containing an aggregate of 1.0 million square feet of GLA.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”). All tenant spaces less than 20,000 square feet and outparcels are considered to be stores. The Company computes occupancy on an economic basis, which means only those spaces where the store is open or the tenant is paying rent are considered as occupied. The Company includes GLA for certain anchors and outparcels that are owned by third parties. Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics. Community Center anchors owned by third parties are excluded from the Company’s GLA. These differences in treatment between Malls and Community Centers are consistent with industry practice. Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building. The outparcels where a third party owns the land and buildings, but contributes nominal ancillary charges are excluded from GLA.

As of December 31, 2006, the occupancy rate for all of the Properties was 92.8% of GLA. The occupied GLA was leased at 84.8%, 8.0% and 7.2% to national, regional and local retailers, respectively. The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2006, the Properties had annualized minimum rents of $235.1 million. Approximately 79.1%, 7.3% and 13.6% of the annualized minimum rents of the Properties as of December 31, 2006 were derived from national, regional and local retailers, respectively. No single tenant represents more than 5.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2006.

Malls: The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments. Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, JCPenney, Kohl’s, Macy’s, Nordstrom, Parisian, Saks, Sears and Von Maur. Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, The Disney Store, Finish Line, Foot Locker, Gap, Hallmark, Kay Jewelers, The Limited, Limited Express, New York and Company, Old Navy, Pacific Sunwear, Radio Shack, Victoria’s Secret, Waldenbooks and Zales Jewelers. To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.6 million square feet of GLA and approximately 160 stores, while the smallest has 442,000 square feet of GLA and approximately 60 stores. The Malls also have additional restaurants and retail businesses, such as P.F. Chang’s, The Palm, Red Lobster, Best Buy and Pier One, located along the perimeter of the parking areas.

As of December 31, 2006, the Malls accounted for 95.8% of the total GLA, 96.3% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.3%.

Community Centers: The Company’s Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores, supermarkets or drug stores (“Community Anchors”) which attract shoppers to each center’s smaller shops. The tenants at the Company’s Community Centers typically offer day-to-day necessities and value-oriented merchandise. Community Anchors include nationally recognized retailers such as JCPenney and Kmart, and supermarkets such as Kroger. Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

As of December 31, 2006, Community Centers accounted for 4.2% of the total GLA, 3.7% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 82.2%.

Growth Strategies and Operating Policies: Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value. The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITS. Specifically, the Company believes that FFO is a supplemental measure of the Company’s operating performance as it is a recognized standard in the real estate industry, in particular, real estate investment trusts. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held for use and held-for-sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7 of this Form 10-K.

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

The Company’s acquisition strategies are to selectively acquire strategically located properties in markets where management has extensive operating experience and/or have significant growth potential. Such strategy is focused on dominant anchored retail properties within the top 100 metropolitan markets by population that have near-term upside potential or offer advantageous opportunities for the Company.

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

Financing Strategies: At December 31, 2006, the Company had a total-debt-to-total-market capitalization ratio of 55.3% based upon the closing price of the Common Shares on the New York Stock Exchange as of December 31, 2006. The Company is working to maintain this ratio in the mid-fifty percent range by managing outstanding debt and increasing the value of its outstanding Common Shares. The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code, in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements. The Company’s preference is to obtain fixed rate, long-term debt for its Properties. At December 31, 2006, 85.6% of total Company debt was fixed rate. Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

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

Employees: At December 31, 2006, the Company had an aggregate of 1,168 employees, of which 565 were part-time.

Seasonality: The shopping center industry is seasonal in nature, particularly in the Company’s fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status: GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code. As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders. Additionally, the Company must satisfy certain requirements regarding its organization, ownership and certain other requirements, such as a requirement that its shares be transferable. Moreover, the Company must meet certain tests regarding its income and assets. At least 75.0% of the Company’s gross income must be derived from passive income closely connected with real estate activities. In addition, 95.0% of the Company’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities. Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including the requirement that not more than 25.0% of the value of its total assets can be represented by securities. If GRT fails to meet the requirements to qualify for REIT status, the Company may cease to qualify as a REIT and may be subject to certain penalty taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

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

Item 1A. Risk Factors

There are a number of factors that affect our business and the results of our operations, many of which are beyond our control. The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

We are subject to risks inherent in owning real estate investments.

Real property investments are subject to varying degrees of risk. Our ability to make dividend distributions may be adversely affected by the economic climate and certain local conditions including:

●	oversupply of space or reduced demand for rental space and newly developed properties;

●	the attractiveness of our properties compared to other retail space;

●	our ability to provide adequate maintenance to our properties; and

●	fluctuations in real estate taxes, insurance and other operating costs.

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

Our all risk property insurance policies include coverage for foreign and domestic acts of terrorism on our consolidated real estate assets through January 1, 2008. In the future, insurers may limit the amount of coverage available to us for terrorism insurance on our properties (or we may not be able to obtain such insurance at all), or the cost of property and liability insurance policies including coverage for acts of terrorism may be unreasonable. As a result, there can be no assurance that we will be able to obtain adequate amounts of terrorism insurance on our properties after January 1, 2008 or, if we can, that the premiums for the insurance will be reasonable.

We rely on major tenants.

At December 31, 2006, our three largest tenants were Gap, Inc., Foot Locker, Inc. and Limited Brands, Inc., representing 3.0%, 2.7% and 2.6% of our annualized minimum rents, respectively. No other tenant represented more than 2.0% of the aggregate annualized minimum rents of our properties as of such date. Our financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency, or general downturn in the business of any such tenant, or in the event any such tenant does not renew a number of its leases as they expire.

Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

Since we derive almost all of our income from rental payments, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms. A tenant may seek the protection of the bankruptcy laws, which could result in the termination of its lease causing a reduction in our cash available for distribution. A downturn in a tenant’s business may result in a reduction in the rent based on a percentage of the tenant’s sales. Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated.

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

The failure to fully recover from tenants cost reimbursements for CAM, taxes and insurance could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursements items. After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year. Final adjustments for the year ended December 31, 2006 have not yet been determined. At December 31, 2006, we had recorded in accounts receivables $3.3 million of costs expected to be recovered from tenants during the first six months of 2007. There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to you will be subject generally to economic conditions in the regions in which our properties are located. For the year ended December 31, 2006, approximately 33% of annualized minimum rents came from our properties located in Ohio.

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

Our assets may be subject to impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not assured. This evaluation is conducted periodically, but no less frequently than quarterly. Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset’s estimated fair value that in turn are based upon our plans for the respective asset and our views of market and economic conditions. With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions. If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

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

Our failure to qualify as a REIT would have serious adverse consequences.

GRT believes that it has qualified as a REIT under the Code, since 1994, but cannot be sure that it will remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions, and the determination of various factual matters and circumstances not entirely within GRT’s control that may impact GRT’s ability to qualify as a REIT under the Code. In addition, GRT cannot be sure that new laws, regulations and judicial decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification.

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

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”). The tax risks of this type of ownership include possible challenge by the Internal Revenue Service of allocations of income and expense items which could affect the computation of our taxable income, or a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, as well as the possibility of action being taken by such entities that could adversely affect GRT’s qualification as a REIT, for example, by requiring the sale of a property. We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations). If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have access to other sources of funds necessary to meet our REIT distribution requirements.

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

As of December 31, 2006, we had $1.6 billion of combined mortgage indebtedness and outstanding borrowings under our credit facility, of which $107.2 million matures during 2007. After the payoff of a $25.0 million loan on January 22, 2007, $82.2 million remains scheduled to mature in 2007. As of December 31, 2006, we have borrowed $272.0 million from our credit facility, which matures on December 13, 2009. A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner. Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell our properties. If we are unable to repay any of our debt at or before maturity, then we may have to borrow against our properties that are not encumbered or from our credit facility, to the extent it has availability thereunder, to make such repayments. In addition, a lender could foreclose on one or more of our properties to collect its debt. This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares and the distributions payable to you.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our $470 million unsecured credit facility is the most restrictive of our financing arrangements. Accordingly, at December 31, 2006, the additional amount that may be borrowed from this facility or other sources based upon the restrictive covenants in the credit facility is $318.4 million. Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value that complies with the restrictive covenants of the credit facility. The ratio of total-debt-to-total-market capitalization was 55.3% as of December 31, 2006. As used herein, “total market capitalization” means the sum of the outstanding amount of all indebtedness, the total liquidation preference of all preferred shares and the total market value of the outstanding Common Shares and the units of operating partnership interest in GPLP (“OP Units”) (based on the closing price of the Common Shares on December 31, 2006).

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

Required repayments of debt and related interest can adversely affect our operating performance. As of December 31, 2006, approximately $227.0 million of our indebtedness bears interest at a variable rate. Accordingly, an increase in interest rates on our existing indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions. For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2006, increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually.

An increase in interest rates or total-debt-to-total-market capitalization could cause a decrease in the market price of the outstanding Common Shares.

We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus, an increase in market interest rates generally could adversely affect the market price of Common Shares. Additionally, investors may react negatively to an increase in total-debt-to-total-market capitalization.

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

Our ownership of properties through partnership or joint venture investments may involve risks not otherwise present for wholly-owned properties. These risks include the possibility that our partners or co-venturers might become bankrupt, might have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy to maintain our qualification as a REIT. We may need the consent of our partners for major decisions affecting properties that are partially-owned. Joint venture agreements may also contain provisions that could force us to sell all of our interest in, or buy all of our partners’ interests in, such entity or property. These provisions may be triggered at a time when it is not advantageous for us to either buy our partners’ interests or sell our interest. Additionally, if we serve as the managing member of a property-owning joint venture, we may have certain fiduciary responsibilities to the other participants in such entity. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures; however, covenants of our unsecured credit facility limit the amount of capital that we may invest in joint ventures at any one time.

We are subject to certain conflicts of interest and limitations on property sales.

Pursuant to GPLP’s limited partnership agreement, GPLP may not sell all or substantially all of its assets without the consent of the holders of a majority of the OP Units, excluding GRT, if limited partners (other than GRT) at the time of the sale own in the aggregate ten percent or greater of the outstanding OP Units. At the present time, GRT owns 91.9% of the outstanding OP Units, resulting in the consent not being required. However, should limited partners (excluding GRT) own 10% or greater of the outstanding OP Units in the future, the majority vote requirement would effectively mean that Herbert Glimcher, the Chairman of the Board, and his sons, David Glimcher and Michael Glimcher, the President, Chief Executive Officer and a Trustee of GRT, must approve any such transaction because, together with their spouses, they own approximately 4.9% of the OP Units (which constitutes a majority of the OP Units other than those owned by GRT) outstanding as of December 31, 2006.

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

To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the Board to take such action as may be required to preserve GRT’s qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on the ownership of outstanding Common Shares) and any entities or persons approved by the Board, to direct or indirect ownership exceeding (i) 8.0% of the lesser of the number or value of the outstanding Common Shares, (ii) 9.9% of the lesser of the number or value of the total 8¾% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) outstanding and (iii) 9.9% of the lesser of the number or value of the total 8⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) outstanding. Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of Common Shares outstanding without approval of the Board. The Board has also granted an exemption to Cohen & Steers Capital Management, Inc., permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the GRT’s equity securities. The Board has also granted an exemption to Neuberger Berman permitting them to own 608,800 Series G Preferred Shares. However, in no event, shall they be permitted to own, directly or indirectly, of record or beneficially, more than 14.9% of the lesser of the number or value of all outstanding shares of GRT’s equity securities. Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT. The ownership limits may also discourage a change of control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2007, 2008 and 2009, respectively. Each year one class of trustees is elected by GRT’s shareholders to hold office for three years. The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

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

Our operations could be affected if we lose any key management personnel.

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

Inflation may influence our operations.

Inflation risks could impact our operations due to increases in construction costs as well as other costs pertinent to our business, including, but not limited to, the cost of insurance and utilities.

Item 1B. Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2006 fiscal year and that remain unresolved.

Item 2. Properties

The Company’s headquarters are located at 150 East Gay Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000. In addition, the Company maintains management offices at each of its Malls.

At December 31, 2006, the Company managed and leased a total of 30 Properties of which the Company had an ownership interest (28 wholly-owned and 2 partially owned through a joint venture). The Properties are located in 16 states as follows: Ohio (10), West Virginia (3), California (2), Florida (2), Texas (2), Alabama (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), North Carolina (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).

(a)	Malls

Twenty-six of the Properties are Malls and range in size from 442,000 square feet of GLA to 1.6 million square feet of GLA. Seven of the Malls are located in Ohio and 19 are located throughout the country in the states of California (2), Florida (2), Texas (2), West Virginia (2), Alabama (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), North Carolina (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1). The location, general character and major tenant information are set forth below.

Summary of Malls at December 31, 2006

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Almeda Mall, Houston, TX (10)	586,042	193,870	779,912	100.0	98.7	$281	JCPenney (8) Macy’s Palais Royal Ross Dress for Less Steve & Barry’s	(4) (4) 12/31/09 01/31/12 01/31/13

Ashland Town Center Ashland, KY	263,794	177,966	441,760	58.1	94.6	$371	Belk Goody’s JCPenney	01/31/10 03/31/09 10/31/09

Colonial Park Mall Harrisburg, PA	504,446	239,034	743,480	100.0	98.3	$308	The Bon-Ton Boscov’s Sears	01/31/15 (4) (4)

Dayton Mall, The Dayton, OH	935,130	422,720	1,357,850	100.0	93.8	$341	Borders Books & Music DSW Shoe Warehouse Elder-Beerman JCPenney Linens’N Things Macy’s Old Navy Sears	12/31/21 07/31/10 (4) 03/31/11 01/31/17 (4) 07/31/10 (4)

Eastland Mall (“Eastland North Carolina”) Charlotte, NC (10)	725,720	335,770	1,061,490	96.4	84.4	$209	Belk Burlington Coat Factory Dillard’s Eastland-Fields LLC Sears	(4) (7) (4) (7) (4)

Eastland Mall (“Eastland Ohio”) Columbus, OH	726,534	290,667	1,017,201	100.0	83.2	$277	JCPenney (5) Kaufmann’s Macy’s (8) Sears	01/31/13 (4) (4) (4)

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Grand Central Mall Parkersburg, WV	562,394	367,580	929,974	100.0	92.8	$313	Belk Elder-Beerman (5) Goody’s JCPenney Regal Cinemas Sears Steve & Barry’s	03/31/18 01/31/33 04/30/06 09/30/07 01/31/17 09/25/12 01/31/11

Great Mall of the Great Plains, The Olathe, KS	397,947	385,063	783,010	75.8	85.6	$170	Burlington Coat Factory Dickinson Theatres Foozles Group USA Steve & Barry’s VF Factory Outlet Zonkers	01/31/08 09/30/08 01/31/09 08/13/07 01/31/13 01/10/08 04/30/09

Indian Mound Mall Heath, OH	389,589	167,890	557,479	100.0	90.7	$247	Crown Cinema Elder-Beerman Goody’s JCPenney Sears (5) Steve & Barry’s	12/31/12 01/31/09 05/31/08 10/31/11 09/23/27 01/31/11

Jersey Gardens Elizabeth, NJ	648,980	641,931	1,290,911	100.0	99.3	$502

Bed Bath & Beyond
Burlington Coat
Factory
Cohoes Fashions
Daffy’s
DSW Shoe Warehouse/
Filene’s Basement
Gap Outlet, The
Group USA
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting Goods
Nike Factory Store
Off 5th Saks Fifth Ave
Outlet
Old Navy
								01/31/10 01/31/10 01/31/10 01/31/10 10/31/11 01/31/10 12/31/08 01/31/10 11/30/09 12/31/20 10/31/09 01/31/17 11/30/11 10/31/14 05/31/10

Lloyd Center Portland, OR	738,444	733,833	1,472,277	93.8	96.8	$395	Barnes & Noble Lloyd Center Ice Rink(6) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	01/31/12 12/31/08 01/31/12 01/31/11 01/31/09 (4) 01/31/15 (4)

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Mall at Fairfield Commons, The Beavercreek, OH	768,284	375,628	1,143,912	100.0	98.7	$367	Dick’s Sporting Good’s Elder-Beerman JCPenney Macy’s (5) Parisian Sears	01/31/21 01/31/15 10/31/08 01/31/15 01/31/14 10/31/08

Mall at Johnson City, The Johnson City, TN	358,395	174,064	532,459	93.4	94.8	$417	Belk for Her Belk Home Store Goody’s JCPenney Sears	10/31/12 06/30/11 05/31/11 03/31/10 (5)

Montgomery Mall Montgomery, AL (10)	460,341	266,552	726,893	61.7	39.1	$232	Parisian (8) Steve & Barry’s	(4) 01/31/13

Morgantown Mall Morgantown, WV	396,358	161,374	557,732	100.0	92.2	$310	Belk Carmike Cinemas Elder-Beerman JCPenney Sears Steve & Barry’s	03/15/11 10/31/24 01/29/11 09/30/10 09/30/10 01/31/13

New Towne Mall New Philadelphia, OH	361,501	155,095	516,596	100.0	94.8	$247	Elder-Beerman Goody’s JCPenney Kohl’s Regal Cinemas Sears Super Fitness Center	02/02/09 08/31/14 09/30/08 01/31/27 03/31/07 10/31/08 02/28/14

Northtown Mall Blaine, MN	316,015	294,024	610,039	58.6	86.0	$344	Best Buy Burlington Coat Factory Steve & Barry’s	01/31/10 09/30/10 01/31/11

Northwest Mall Houston, TX (10)	584,016	211,662	795,678	64.2	80.3	$301	Academy of Healthcare Professionals All Shoes $9.99 Macy’s Palais Royal	10/31/16 06/30/08 (4) 12/31/09

Polaris Fashion Place Columbus, OH	1,088,075	518,807	1,606,882	100.0	98.3	$399	Great Indoors, The JCPenney Kaufmann’s (8) Macy’s Saks Fifth Avenue Sears Von Maur	(4) (4) (4) (4) (4) (4) (4)

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

River Valley Mall Lancaster, OH	316,947	260,520	577,467	100.0	92.8	$298	Elder-Beerman JCPenney Macy’s Regal Cinemas Sears Steve & Barry’s	02/02/08 09/30/12 09/30/07 12/31/06 10/31/09 01/31/11

SuperMall of the Great Northwest Auburn, WA	541,669	400,855	942,524	100.0	93.4	$262	Bed Bath & Beyond Burlington Coat Factory Gart Sports Marshalls Nordstrom Old Navy Sam’s Club Steve & Barry’s Vision Quest	01/31/07 01/31/11 01/31/11 01/31/11 08/31/10 01/31/11 05/31/19 01/31/14 11/30/18

University Mall Tampa, FL (10)	807,677	428,842	1,236,519	97.5	92.7	$315	Burlington Coat Factory Cobb Theater (6) Dillard’s Macy’s Sears Steve & Barry’s	(4) 12/31/11 (4) (4) (4) 01/31/13

Weberstown Mall Stockton, CA	602,817	256,506	859,323	100.0	96.3	$411	Barnes & Noble Dillard’s JCPenney Sears	01/31/09 (4) 03/31/09 (4)

WestShore Plaza Tampa, FL	769,878	289,647	1,059,525	100.0	99.0	$512	AMC Theatres JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	01/31/21 09/30/12 (4) 01/31/11 11/30/18 09/30/17

Subtotal	13,850,993	7,749,900	21,600,893	93.9%	91.7%	$348

Malls owned in a joint venture

Puente Hills Mall (9) City of Industry, CA	731,289	452,183	1,183,472	96.4	93.8	$271	AMC 20 Theaters Burlington Coat Factory Circuit City Comp USA (8) Linen’s N Things Macy’s Ross Dress for Less Sears Spectrum Club	04/30/17 10/31/08 01/31/19 10/31/17 01/31/14 (4) 01/31/10 (4) 01/31/14

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Store Sales Per Square Ft.(2)	Anchors	Lease Expiration (3)

Tulsa Promenade (9) Tulsa, OK	690,235	234,497	924,732	100.0	80.2	$307	Dillard’s Hollywood Theaters JCPenney Macy’s MDS Realty II, LLC (8)	12/31/16 01/31/19 03/31/11 03/31/11 (11)
Subtotal	1,421,524	686,680	2,108,204	98.2%	89.1%	$288

Total	15,272,517	8,436,580	23,709,097	94.3%	91.5%	$344

(1)	Includes outparcels.
(2)	Average 2006 store sales per square foot for in-line stores of less than 20,000 square feet.
(3)	Lease expiration dates do not contemplate or include options to renew.
(4)	The tenant owns the land and the building and operates under an operating agreement.
(5)	This is a ground lease by the Company to the tenant. The Company owns the land and not the building.
(6)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.
(7)	Building owned by third party, space partially occupied at year-end.
(8)	Tenant vacated the store, but continues to pay through the expiration date.
(9)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(10)	Property was classified as held-for-sale as of December 31, 2006.
(11)	The tenant owns the land and the building and is subjected to the Mervyn’s operating agreement.

(b)	Community Centers

Four of the Properties are Community Centers ranging in size from approximately 149,000 to 443,000 square feet of GLA. They are located in 2 states as follows: Ohio (3), and West Virginia (1). The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2006

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied	% of Stores Occupied	Anchors	Lease Expiration (2)
Knox Village Square
Mount Vernon, OH	173,009	34,400	207,409	67.8	81.1	JCPenney	05/31/08
						Kmart	11/30/17
Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	20.7	Gabriel Brothers	01/31/17
						Kmart	02/28/21

Ohio River Plaza
Gallipolis, OH	106,242	43,136	149,378	15.4	87.9	Peebles	01/31/17

Polaris Towne Center
Columbus, OH	291,997	151,040	443,037	100.0	98.5	Barnes & Noble	01/31/15
						Best Buy	01/31/15
						Jo-Ann etc.	01/31/10
						Kroger	11/30/18
						Linens ‘N Things	01/31/15
						OfficeMax	09/30/14
						Old Navy T.J. Maxx	01/31/10 03/31/09

Total	771,435	259,232	1,030,667	81.1%	85.2%

(1)	Includes outparcels.
(2)	Lease expiration dates do not contemplate options to renew.

(c)	Properties Subject to Indebtedness

At December 31, 2006, 25 of the Properties, consisting of 22 Malls (20 wholly-owned and 2 partially owned through a joint venture) and 3 Community Centers, were encumbered by mortgages and 4 Malls and 1 Community Center were unencumbered. The 5 unencumbered Properties had a net book value of $239.4 million at December 31, 2006. To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into an unsecured revolving line of credit with several financial institutions.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties. All of the mortgages are first mortgage liens on the Properties. The information is as of December 31, 2006 (dollars in thousands).

	Fixed/ Variable	Interest	Loan		Annual Debt	Payment at
Encumbered Property	Interest Rate	Rate	Balance		Service (1)	Maturity	Maturity

$36.4 million SAN Mall note	Fixed	8.35%	$33,020		$3,320	$32,615	10/11/2007	(2)
Almeda Mall
Northwest Mall
$58.4 million Morgantown note	Fixed	6.89%	52,474		$4,608	$50,823	09/11/2008	(2)
Morgantown Mall
Morgantown Commons
Colonial Park Mall	Fixed	7.73%	32,451		$3,088	$32,033	10/11/2007	(2)
Knox Village Square	Fixed	7.41%	8,753		$772	$8,624	02/11/2008
Eastland North Carolina	Fixed	7.84%	43,766		$4,308	$42,302	09/11/2008	(2)
Great Mall of the Great Plains, The	Fixed	6.35%	30,000		$1,932	$30,000	01/12/2009
Grand Central Mall	Fixed	7.18%	47,815		$4,268	$46,065	02/01/2009
Mall at Johnson City, The	Fixed	8.37%	38,787		$3,740	$37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	40,482		$3,858	$38,543	06/01/2010	(2)
Ashland Town Center	Fixed	7.25%	24,809		$2,344	$21,817	11/01/2011
Dayton Mall, The	Fixed	8.27%	55,886		$5,556	$49,864	07/11/2012	(2)
WestShore Plaza	Fixed	5.09%	95,255		$6,508	$84,824	09/09/2012
Polaris Fashion Place	Fixed	5.24%	142,129		$9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	133,256		$9,456	$116,922	06/11/2013	(2)
Jersey Gardens	Fixed	4.83%	158,791		$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	109,232		$7,724	$92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	59,515		$5,412	$49,969	02/11/2015	(2)
River Valley Mall	Fixed	5.65%	50,000		$2,864	$44,931	01/11/2016
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/2016
Eastland Ohio	Fixed	5.87%	43,000		$2,557	$38,057	12/11/2016
Total fixed rate notes:			1,259,421

Montgomery Mall	Variable	7.03%	25,000		$1,781	$25,000	01/31/2007
Total variable rate notes:			25,000

Total Wholly Owned Properties:			$1,284,421	(3)

Joint Venture Properties:

Puente Hills Mall (4)	Fixed	5.20%	$45,436		$3,151	$44,324	06/01/2008
Tulsa Promenade (5)	Fixed	6.52%	18,200		$1,203	$18,200	03/14/2009

Total Joint Venture Properties:			$63,636

(1)	Annual debt service for variable rate notes is calculated based on the interest rate at December 31, 2006.
(2)	Optional prepayment date (without penalty) is shown. Loan matures at a later date.
(3)
This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by SFAS No. 141, “Business Combinations.”

(4)	The Company acquired a 52% interest in this Property on December 29, 2005.
(5)	On March 14, 2006, the Company divested of its 100% interest in this Property and transferred it to a joint venture in which it has a 52% interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2006.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “GRT.” On February 22, 2007, the last reported sales price of the Common Shares on the NYSE was $29.21. The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2006 and 2005 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2005	$28.03	$23.40	$0.4808
June 30, 2005	$29.00	$23.45	$0.4808
September 30, 2005	$30.16	$24.03	$0.4808
December 31, 2005	$26.70	$21.74	$0.4808
March 31, 2006	$29.10	$23.95	$0.4808
June 30, 2006	$28.36	$23.88	$0.4808
September 30, 2006	$25.63	$23.08	$0.4808
December 31, 2006	$27.72	$24.20	$0.4808

(b)	Holders

The number of holders of record of the Common Shares was 911 as of February 22, 2007.

(c)	Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the trustees of GRT deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan (the “Plan”) under which its shareholders or OP Unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value. In order to fulfill its obligations under the Plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the Plan. As of December 31, 2006, 2,100,000 Common Shares were authorized, of which 268,052 Common Shares have been issued under the Plan.

Item 6. Selected Financial Data

The following table sets forth Selected Financial Data for the Company. This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$309,264	$300,026	$288,839	$244,327	$204,973
Operating income	$63,742	$105,994	$103,563	$85,534	$68,831
Interest expense	$84,985	$74,396	$78,359	$68,824	$85,773
Gain on sales of properties, net	$1,717	$1,619	$19,646	$703	$15,756
(Loss) income from continuing operations	$(11,602)	$31,666	$22,488	$18,982	$(14,479)
(Loss) income from continuing operations per share common (diluted)	$(0.93)	$0.36	$0.08	$0.18	$(0.68)
Net (loss) income	$(77,165)	$20,850	$51,755	$32,961	$33,604
Preferred stock dividends	$17,437	$17,437	$17,517	$13,688	$11,833
Net (loss) income available to common shareholders	$(94,602)	$3,413	$29,360	$19,273	$21,771
Per common share data: Earnings per share (diluted)	$(2.58)	$0.09	$0.82	$0.55	$0.67
Distributions (per common share)	$1.9232	$1.9232	$1.9232	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,773,805	$1,877,059	$1,835,298	$1,724,226	$1,507,277
Total assets	$1,888,820	$1,995,312	$1,947,024	$1,837,423	$1,622,433
Total long-term debt	$1,576,886	$1,501,481	$1,402,604	$1,295,058	$1,095,930
Total shareholders’ equity	$225,235	$387,054	$443,822	$441,939	$416,492

Other Data:
Cash provided by operating activities (in thousands)	$96,230	$108,345	$102,305	$98,894	$67,600
Cash (used in) provided by investing activities (in thousands)	$(108,911)	$(120,203)	$38,133	$(200,229)	$175,697
Cash provided by (used in) financing activities (in thousands)	$16,611	$11,233	$(143,032)	$101,066	$(240,697)
Funds from operations (2) (in thousands)	$(25,502)	$77,666	$89,629	$88,897	$74,828
Number of properties (3) (4)	30	36	41	70	73
Total GLA (in thousands) (3) (4)	24,740	24,615	24,291	27,061	25,716
Occupancy rate % (3)	92.8%	91.9%	89.3%	89.8%	88.9%

(1)	Operating data for the years ended December 31, 2005, 2004, 2003 and 2002 are restated to reflect the impact of SFAS No. 144.

(2)
FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO does include impairment losses for properties held-for-use and held-for-sale. The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. A reconciliation of FFO to net income available to common shareholders is provided in Item 7 of this Form 10-K.

(3)
Number of Properties and GLA include Properties which are both wholly owned by the Company or by a joint venture in which the Company has a joint venture interest. Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2006 includes 2.1 million square feet of GLA (2 Properties), 2005 includes 1.2 million square feet of GLA (1 Property), none in 2004, 2003 includes 2.0 million square feet of GLA (2 Properties) and 2002 includes 3.8 million square feet of GLA (4 Properties).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering. We own, lease, manage and develop a portfolio of retail properties consisting of regional and super regional malls and community shopping centers. As of December 31, 2006, we owned interests in and managed 30 Properties, consisting of 26 Malls (24 wholly-owned and 2 partially owned through a joint venture) and 4 Community Centers located in 16 states. The Properties contain an aggregate of approximately 24.7 million square feet of GLA of which approximately 92.8% was occupied at December 31, 2006.

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

Our strategy is to be a leading REIT focusing on anchored-retail properties located primarily in the top 100 metropolitan statistical areas by population. We expect to continue investing in select development opportunities and in strategic acquisitions of mall properties that provide growth potential. We expect to finance acquisition, redevelopment and development opportunities with cash on hand, borrowings under credit facilities, proceeds from strategic joint venture partners, asset dispositions, secured mortgage financings, the issuance of equity or debt securities, or a combination of two or more of the foregoing.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board and the Company’s independent registered public accounting firm. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company’s revenue recognition policy relating to minimum rents does not require the use of significant estimates. Percentage rents, tenant reimbursements and components of other revenue associated with the margins related to outparcel sales include estimates.

Percentage Rents

Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. The percentage rents are recognized based upon the measurement dates specified in the leases which indicate when the percentage rent is due.

Tenant reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance. We recognize revenue based upon the amounts to be reimbursed from our tenants in the same period these reimbursable expenses are incurred. Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year. Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses. Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected. If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2006 differs from actual amounts billed in 2007 by 1%, the amount of income recorded during 2006 would increase or decrease by $1.0 million.

Outparcel sales

The Company sells outparcels at its various Properties. The estimated cost used to calculate the margin from these sales involves a number of estimates. The estimates made are based either upon assigning a proportionate cost, upon historical cost paid for the total parcel to the portion of the parcel that is sold, or by incorporating the sales value method. The proportionate share of actual cost is derived through consideration of numerous factors. These factors include items such as ease of access to the parcel, visibility from high traffic areas and other factors that may differentiate the desirability of the particular section of the parcel that is sold.

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

Investment in Real Estate - Held-for-Sale

The Company evaluates the held-for-sale classification of its owned real estate each quarter. Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties. Under these circumstances, the Company will classify the particular Property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Sale of Real Estate Assets

The sale of real estate assets may also involve the application of judgments in determining whether the risks and rewards of ownership have transferred to the buyer and that a sale has been completed for purposes of recognizing a gain on the sale. The Company recognizes property sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” The Company generally records the sales of operating properties and outparcels using the full accrual method at closing, when the earnings process is deemed to be complete. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Accounting for Acquisitions

The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases, the value of tenant relationships, and the value of in-place leases, based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting, whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective investees and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. No impairment charges were recognized during the year ended December 31, 2006 related to our investment in unconsolidated real estate entities.

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

Derivatives

The Company has used interest rate cap agreements to hedge interest rate exposure and interest rate swap contracts to convert a portion of its variable rate debt to fixed rate debt. The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors, and all contracts are intended to be effective as hedges of specific interest rate risk exposures. In connection with the determination of the effectiveness of these hedges and the recognition of any unrealized gain or loss on these contracts, the Company computes the fair value of the contracts at each balance sheet date. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as discounted cash flow analysis, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company at times employs an external third party to perform an independent assessment of the fair value of the derivatives portfolio. The aggregate fair value of the Company’s derivative instruments was nominal at December 31, 2006 and 2005.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net (loss) income available to common shareholders	$(94,602)	$3,413	$29,360
Add back (less):
Real estate depreciation and amortization	73,926	75,620	76,970
Equity in income of unconsolidated entities	(1,443)	(51)	(3)
Share of joint venture real estate depreciation and amortization	6,067	51	42
Minority interest in Operating Partnership	(7,733)	252	2,906
Discontinued operations: Gain on sales of properties	(1,717)	(1,619)	(19,646)
Funds from operations	$(25,502)	$77,666	$89,629

FFO - Comparison of year ended December 31, 2006 to December 31, 2005

FFO decreased 132.8%, or $103.2 million, for the year ended December 31, 2006 compared to the year ended December 31, 2005. During 2006, we incurred $111.9 million of impairment charges primarily related to three Mall Properties, two of which were listed as held-for-sale, as compared to $16.4 million related primarily to Community Centers for the same period ended December 31, 2005. Also contributing to the decrease in FFO was a $18.0 million increase in overall interest expense. This increase in interest expense can be attributed to a $9.4 million defeasance charge associated with the release of a lien and security interest related to the mortgage loan on University Mall and release of the Company from our obligation under the loan. The increase in interest expense is also attributable to a higher average loan balance during 2006 as compared to 2005, primarily due to funding of acquisitions, capital improvements and the Company’s redevelopment program. Excluding the non-cash impairment charges and defeasance costs, FFO would have been $95.8 million for the year ended December 31, 2006 compared to $94.1 million for the year ended December 31, 2005.

Offsetting these decreases to FFO was an increase of $6.0 million to our pro-rata share of FFO from our joint venture investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”). Also, our general and administrative costs decreased by $3.1 million. This decrease is primarily due to $3.3 million of charges in 2005 relating to an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of the Company’s former executives.

FFO - Comparison of year ended December 31, 2005 to December 31, 2004

FFO decreased 13.3%, or $12.0 million, for the year ended December 31, 2005 compared to the year ended December 31, 2004. During 2005, we incurred $16.4 million of impairment charges to FFO in connection with Community Centers that were either sold or held-for-sale. Also contributing to the decrease in FFO was a $7.6 million reduction in net operating income previously generated from sold Properties. Lastly, general and administrative costs increased by $4.1 million. This increase is related to charges associated with an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of the Company’s former executives in 2005 and increased costs associated with corporate governance.

Offsetting these decreases in FFO was lower overall interest expense of approximately $4.5 million, a $7.4 million greater contribution of operating income from our Properties in 2005 and no redemption costs as incurred in the previous year. The decrease in interest expense was driven primarily by lower outstanding borrowings for the year ended December 31, 2005 as compared to the year ended December 31, 2004. We also incurred a $4.9 million charge associated with the original issuance costs of the 9.25% Series B Cumulative Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) that were redeemed during the first quarter of 2004.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Total revenues increased 3.1%, or $9.2 million, for the year ended December 31, 2006. Each revenue category increased for the year ended December 31, 2006 compared to December 31, 2005 primarily due to improved performance at our Mall Properties.

Minimum rents

Minimum rents increased 1.8%, or $3.3 million, for the year ended December 31, 2006. The increase is due to higher base rent at the Malls of $5.3 million resulting from improved in-line store occupancy and increased rental rates. Lease termination income decreased $82,000 from the prior year. Straight-line rents decreased $1.9 million for the year ended December 31, 2006, compared to the same period in 2005.

Tenant reimbursements

Tenant reimbursements reflect an increase of 2.2%, or $1.8 million, for the year ended December 31, 2006. This is due to an associated increase of $1.8 million in reimbursable expenses for the year and a 20 basis point improvement in recovery rates.

Other revenues

Other revenues increased 16.7%, or $3.8 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The components of other revenues are shown below:

	For the Years Ended December 31,
	2006	2005	Inc. (Dec.)
Licensing Agreement Income	$11,554	$13,526	$(1,972)
Outparcel Sales	6,220	2,525	3,695
Sponsorship Income	1,069	810	259
Management Fees	2,231	632	1,599
Other	5,588	5,359	229
Total	$26,662	$22,852	$3,810

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months. The decline in this revenue is due to extending the terms of many of these agreements for longer periods. In 2006, revenue from our sales of outparcels primarily related to seven outparcels sold at The Great Mall of the Great Plains (“Great Mall”) Property for $5.9 million in the fourth quarter. The 2005 outparcel income related primarily to sales of undeveloped land in Ohio. The increase in management fee income relates to Properties we own through a joint venture that was formed in late 2005.

Expenses

Total expenses increased 26.5%, or $51.5 million, for the year ended December 31, 2006. Property operating expenses and real estate taxes increased $1.8 million, the provision for doubtful accounts decreased $75,000, other operating expenses increased $656,000, depreciation and amortization increased $5.5 million, general and administrative costs decreased $3.1 million and impairment losses on held-for-use real estate assets increased $46.7 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased $1.8 million, or 1.9%, for the year ended December 31, 2006. Real estate taxes decreased $288,000, or 0.8%. Successful real estate tax appeals resulted in decreases in real estate taxes at two of our Properties of approximately $783,000 for 2006 compared to the prior year. Offsetting these reductions were increases in real estate taxes for the year ended December 31, 2006 for WestShore Plaza and The Mall at Fairfield Commons of $346,000 and $324,000, respectively.

Property operating expenses increased $2.1 million, or 3.4% for the year ended December 31, 2006. Salaries and related expenses were up by $1.1 million. These increases related primarily to wages for our housekeeping and security personnel. Utility expense increased $1.7 million, with the majority of the increase at Jersey Gardens Mall. Offsetting these increases were decreases in parking lot maintenance of $390,000 and snow removal of $835,000.

Provision for doubtful accounts

The provision for doubtful accounts was $3.7 million for the year ended December 31, 2006 and $3.8 million for 2005. The provision represented 1.2% of revenues in 2006 and 1.3% of revenues in 2005 related to our continuing operations. We have recorded a total provision for doubtful accounts (including discontinued operations) of $6.7 million in 2006 compared to $5.1 million in 2005. The increase relates primarily to aged receivables for sold Properties.

Other Operating Expenses

Other operating expenses were $9.6 million for the year ended December 31, 2006 compared to $9.0 million for the corresponding period in 2005. Cost associated with outparcel sales increased $432,000, primarily due to costs associated with the outparcel sale at our Great Mall Property. Landlord expenses including utilities and repairs increased $379,000 from 2005 to 2006. Offsetting these increases, our legal expenses decreased in the current year by $264,000 from the prior year.

Depreciation and Amortization

Depreciation expense increased for the year ended December 31, 2006 by $5.5 million, or 8.2%. The investment of $12 million in improvements to the Nordstrom store at the Lloyd Center Mall increased depreciation $1.2 million from the prior year. Depreciation expense increased at Eastland Ohio by $2.6 million for 2006 compared to 2005, primarily due to the addition of the new Macy’s anchor store that opened in late 2005.

General and Administrative

General and administrative expense was $15.3 million for the year ended December 31, 2006 compared to $18.4 million for the year ended December 31, 2005. The decrease is due primarily to $3.3 million of charges in 2005 relating to employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of our former executives.

Impairment losses - real estate assets, continuing operations

We recognized a $46.7 million non-cash impairment charge on our Great Mall Property during the fourth quarter of 2006. Even though we have no current intentions to sell the Property, we are working on multiple redevelopment opportunities that may involve a substantial reconfiguration of the Property. These plans result in more than temporary declines in future cash flow shortfalls when compared to the carrying value of approximately $89.4 million.

Interest expense/capitalized interest

Interest expense increased, related to our continuing operations, 14.2%, or $10.6 million, for the year ended December 31, 2006. The summary below identifies the increase by its various components (dollars in thousands).

	Year Ended December 31,
	2006	2005	Inc. (Dec.)
Average loan balance	$1,375,809	$1,235,267	$140,542
Average rate	6.21%	6.04%	0.17%

Total interest	$85,438	$74,610	$10,828
Amortization of loan fees	2,039	2,100	(61)
Capitalized interest and other expense, net	(2,492)	(2,314)	(178)
Interest expense	$84,985	$74,396	$10,589

The increase in the “Average loan balance” was primarily the result of funding acquisitions, capital improvements and the Company’s redevelopment program. The variance in “Capitalized interest and other, net” was also primarily due to the increase in construction activity.

Equity in income of unconsolidated entities, net

The $1.4 million income results primarily from our investment in Puente and Tulsa. This represents our share of the $2.8 million of net income (available after payment of the preferred dividend) for the year ended December 31, 2006 for these Properties for the period during 2006 in which they were held through a joint venture (the “ORC Venture”) with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands).

Year Ended December 31, 2006
Net income available to joint ventures	$2,776
Add back:
Real estate depreciation and amortization	8,892
FFO	$11,668
Pro-rata share of joint venture FFO	$6,067

Discontinued Operations

During 2006, we sold seven Community Centers for $24.7 million and reflected five Mall Properties as held-for-sale. In connection with the sales, we recorded a net gain on the sale of $1.7 million. We recorded an impairment loss of $65.2 million primarily associated with two of the held-for-sale Malls. The impairment loss is reported in discontinued operations in accordance with SFAS No. 144. During 2005, we sold five Community Centers and one Mall for $18.4 million and reflected seven Community Centers and one Mall as held-for-sale. We reported a net gain of $1.6 million associated with the sale of these Community Centers and the Mall and recorded an impairment loss of $16.4 million. Total revenues for discontinued operations were $44.9 million and $52.6 million for the years ended December 31, 2006 and 2005, respectively.

Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Total revenues increased 3.9%, or $11.2 million, for the year ended December 31, 2005. Minimum rents increased $9.0 million, percentage rents increased $207,000, tenant reimbursements increased $3.0 million and other income decreased $1.0 million.

Minimum rents

Minimum rents increased 5.1%, or $9.0 million, for the year ended December 31, 2005. The increase is primarily due to higher base rents at the Properties of $5.8 million and lease termination income increasing by $3.2 million.

Tenant reimbursements

Tenant reimbursements reflect an increase of 3.6%, or $3.0 million, for the year ended December 31, 2005. The increase in revenues relates to increases in recoverable operating expenses of $1.6 million and an improvement to the recovery rate of 160 basis points compared to 2004.

Other revenues

The $1.0 million decrease in other revenue is a result of a decrease of $1.8 million in licensing agreement revenue and a decrease of $188,000 in revenue from outparcel sales. These decreases were partially offset by higher fee income of $532,000 primarily related to the acquisition fee earned following the purchase of Puente on December 29, 2005.

Expenses

Total expenses increased $8.8 million, or 4.7%, for the year ended December 31, 2005. Real estate taxes and property operating expenses increased $1.6 million, the provision for doubtful accounts decreased $507,000, other operating expenses increased $1.1 million, depreciation and amortization increased $2.5 million and general and administrative expenses increased $4.1 million.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 1.7%, or $1.6 million, for the year ended December 31, 2005. Real estate taxes increased $2.3 million from 2004 as a result of increases in the assessed value of several Properties and a change in the calculation of commercial property real estate tax at our Properties located in Ohio. The increase was partially offset by a reduction in property operating expenses of $646,000, primarily a result of bringing housekeeping and security services in-house.

Provision for doubtful accounts

The provision for doubtful accounts was $3.8 million for the year ended December 31, 2005 and $4.3 million for 2004. The provision represented 1.3% of revenues in 2005 and 1.5% of revenues in 2004. The allowance for doubtful accounts has not changed significantly as of December 31, 2005 compared to December 31, 2004.

Other operating expenses

Other operating expenses were $9.0 million for the year ended December 31, 2005 compared to $7.9 million for the corresponding period in 2004. The increase was primarily due to higher legal fees of $525,000 at the Properties and an increase of $495,000 in costs related to outparcel sales.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2005 by $2.5 million, or 3.8%. The increase in depreciation and amortization is primarily a result of depreciation for additions to real estate assets and the write-offs related to improvements in spaces vacated by anchor tenants.

General and Administrative

General and administrative expense was $18.4 million and represented 6.1% of total revenues for the year ended December 31, 2005 compared to $14.3 million and 5.0% of total revenues for 2004. The increase is primarily due to $3.3 million of charges in 2005 relating to an employment agreement ($2.0 million) and a severance agreement ($1.3 million) with two of our former executives; higher professional services fees associated with corporate governance initiatives and increased corporate salaries.

Interest expense/capitalized interest

Interest expense decreased, related to our continuing operations, 5.1% or $4.0 million for the year ended December 31, 2005. The summary below identifies the decrease by its various components (dollars in thousands).

	Year Ended December 31,
	2005	2004	Inc. (Dec.)
Average loan balance	$1,235,267	$1,249,549	$(14,282)
Average rate	6.04%	5.93%	0.11%

Total interest	$74,610	$74,099	$511
Amortization of loan fees	2,100	4,033	(1,933)
Capitalized interest and other expense, net	(2,314)	227	(2,541)
Interest expense	$74,396	$78,359	$(3,963)

Costs associated with early extinguishment of debt, which are reflected in interest expense, were $1.8 million for the year ended December 31, 2004. Of this cost, $1.2 million is included under “Amortization of loan fees” and represents the acceleration of loan fee amortization associated with the refinancing of mortgages. Decreases in “Capitalized interest and other expense, net” was due to a significant increase in construction activity resulting in a $1.1 million increase in capitalized interest in 2005. Other items causing the decrease were the settlement of an interest rate swap arrangement of $391,000 and fees associated with a mortgage refinancing of $557,000, both of which occurred in 2004 with no similar expense in 2005.

Equity in income of unconsolidated entities, net

The $51,000 income results from our investment in Puente.

Discontinued Operations

During 2005, we sold five Community Centers and one Mall for $18.4 million and reflected seven Community Centers and one Mall as held-for-sale. We reported a net gain of $1.6 million associated with the sale of these Community Centers and the Mall and recorded an impairment loss of $16.4 million, which, in accordance with SFAS No. 144, is reported in discontinued operations. During 2004, we sold twenty-nine Community Centers for $113.3 million and reflected one Community Center as held-for-sale. We recorded a net gain on the sale of discontinued operations of $19.6 million. Total revenues for discontinued operations were $52.6 million and $66.3 million for the years ended December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and dividend and distribution requirements pertaining to our preferred shares, Common Shares and OP Units. We anticipate that these needs will be primarily met with cash flows provided by operations.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from our strategic joint venture partnerships, issuance of preferred shares and Common Shares, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.

At December 31, 2006, our total-debt-to-total-market capitalization was 55.3% compared to 56.1% at December 31, 2005. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties. Total-debt-to-total-market capitalization is calculated below (dollars and shares in thousands, except stock price).

	Dec. 31, 2006	Dec. 31, 2005
Stock Price (end of period)	$26.71	$24.32
Market Capitalization Ratio:
Common Shares outstanding	36,776	36,506
OP Units outstanding	2,996	3,115
Total Common Shares and OP Units outstanding at end of period	39,772	39,621

Market capitalization - Common Shares outstanding	$982,287	$887,826
Market capitalization - OP Units outstanding	80,023	75,757
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,576,886	1,501,481
Total market capitalization	$2,849,196	$2,675,064

Total debt/total market capitalization	55.3%	56.1%
Total debt/total market capitalization including pro-rata share of joint ventures	56.3%	56.9%

Capital Resource Availability

In December 2006, we amended our existing unsecured line of credit (the “Prior Credit Facility”) to increase the borrowing availability from $300 million to $470 million (the “Amended Credit Facility”) and extend the maturity date to December 2009 with a one-year extension option available to the Company, subject to the satisfaction of certain conditions. The Amended Credit Facility is expandable to $600 million, subject to certain conditions. The interest rate of the Amended Credit Facility ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon our ratio of debt to total asset value.

In December 2005, we formed the ORC Venture with OMERS. The initial acquisition of the ORC Venture was the $170.1 million purchase of Puente. We have a 52% interest in the ORC Venture and ORC has a 48% interest, but GPLP will be entitled to certain preferred payments provided that ORC earns a specified rate of return.  As part of the ORC Venture, ORC made $200 million available for acquisitions of certain mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. During 2006, the ORC Venture utilized $11.3 million of the $200.0 million to acquire Tulsa from GPLP and $188.7 million remains available. Under these agreements, Glimcher will be entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each property.

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

Cash Activity

For the Year Ended December 31, 2006

Net cash provided by operating activities was $96.2 million for the year ended December 31, 2006.

Net cash used in investing activities was $108.9 million for the year ended December 31, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. Also, we paid $77.1 million towards our investment in real estate. Of this amount we spent $29.2 million on constructing additional GLA and interior renovations, primarily at The Dayton Mall, Eastland Ohio, Northtown Mall and Lloyd Center. We also spent $21.4 million on tenant improvements to re-tenant existing spaces. Another $9.4 million was spent on operational capital expenditures. The remaining amounts pertain to corporate projects, capitalized wages, real estate taxes and interest. We also invested $13.3 million in our unconsolidated properties. During September 2006, we paid $1.9 million to enter into a joint venture in Surprise, Arizona to develop a 27,000 square foot retail development (“Surprise Venture”). During December 2006, we invested $10.3 million in a joint venture to develop a 650,000 square foot premium retail and office complex in Scottsdale, Arizona (“Scottsdale Venture”). We also increased our investment in Puente by $1.0 million to fund that Property’s ongoing redevelopment program. Offsetting this was the receipt of $24.7 million in connection with the sale of seven non-strategic Community Center assets and $6.8 million received from the sale of outparcels.

Net cash provided by financing activities was $16.6 million for the year ended December 31, 2006. During 2006, we received $168.3 million from the issuance of new mortgage debt. This increase was primarily the result of the $35.0 million mortgage on Tulsa entered into subsequent to our acquisition of that particular Mall and the $133.0 million of new mortgage debt associated with the refinancings of Weberstown Mall, Eastland Ohio and Great Mall. We also received net proceeds of $122.0 million from our Amended Credit Facility. These proceeds were used primarily to fund our initial investments in both our Surprise Venture and Scottsdale Venture. We also used these proceeds to defease our University Mall mortgage debt. Offsetting these increases to cash were principal payments of $179.5 million. During 2006, we repaid mortgage debt totaling $153.6 million associated with University Mall, Weberstown Mall, Eastland Ohio and Great Mall. We also repaid $7.7 million of mortgage debt associated with Properties sold during 2006. The remaining payments were normal principal payments associated with mortgage debt. Lastly, we paid $93.8 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.

For the Year Ended December 31, 2005

Net cash provided by operating activities was $108.3 million for the year ended December 31, 2005.

Net cash used in investing activities was $120.2 million for the year ended December 31, 2005. During 2005, we spent $95.9 million towards our investment in real estate for i) $63.9 million to construct additional GLA and interior renovations, primarily at Eastland Ohio, The Mall at Fairfield Commons, The Dayton Mall, Lloyd Center and Northtown Mall and the purchase of vacant anchor space at Polaris Fashion Place, ii) $12.8 million on tenant improvements and allowances to re-tenant existing space, iii) $7.7 million for the acquisition of land in connection with the development of an anchored retail project to serve the Cincinnati, Ohio market (“City Park development”), iv) $4.6 million on operational capital expenditures and v) $6.9 million on other items such as corporate projects, capitalized wages, real estate taxes and interest. We also spent $44.2 million in connection with our investment, through the ORC Venture, in Puente. The remaining amounts pertain to corporate projects, capitalized wages, real estate taxes and interest. Offsetting these capital outlays, we received $23.6 million in proceeds from the sale of i) Southside Mall, ($13.0 million), ii) the former Lord & Taylor anchor space at Polaris Fashion Place ($5.3 million) and iii) the sale of 5 Community Centers ($5.3 million). We also received $3.0 million from the sale of outparcels.

Net cash provided by financing activities was $11.2 million for the year ended December 31, 2005. During 2005, we received $111.7 from the issuance of mortgage notes payable. These funds were received in connection with the new $44.0 million mortgage loan on Montgomery Mall, the new $50.0 million mortgage loan on River Valley Mall and $17.7 million for the construction loan in connection with the redevelopment activities at Eastland Ohio. Also, we received net proceeds of $76.0 million from our Prior Credit Facility of which the majority of the proceeds were used to fund numerous redevelopment projects that are currently ongoing. Offsetting these increases was the $88.4 million paid for principal payments on existing mortgage debt. This amount consisted of the extinguishment of the existing mortgage on Montgomery Mall and Southside Mall as well as normal principal payments. We also paid $92.9 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.

For the Year Ended December 31, 2004

Net cash provided by operating activities was $102.3 million for the year ended December 31, 2004.

Net cash provided by investing activities was $38.1 million for the year ended December 31, 2004. The primary uses were the investments in real estate of $72.7 million. These real estate investments were for development and redevelopment activities of $12.7 million, property capital expenditures of $16.2 million and the cash portion of the purchase price related to Polaris Fashion Place and Polaris Towne Center of $42.9 million. We received proceeds of $106.8 million from the sale of twenty-nine Community Centers and $2.7 million from the sale of outparcels.

Net cash used in financing activities was $143.0 million for the year ended December 31, 2004. Proceeds were received from the issuance of $150 million of the Series G Preferred Shares, which totaled a net amount of $144.8 million. This amount was offset by the redemption of the Series B Preferred Shares totaling $128.0 million. We received $231.5 million from the issuance of mortgage notes payable. In the first quarter of 2004, we received $36.5 million in loan proceeds that was used to fund the acquisition of the remaining joint venture interest in Polaris Fashion Place not previously owned by the Company (the “Polaris acquisition”). During the second quarter of 2004, we refinanced Jersey Gardens Mall with a $165.0 million permanent mortgage loan and refinanced Great Mall with a $30.0 million two-year bridge facility. Cash used to repay mortgage notes payable was $303.4 million, of which $292.7 million related to repayment of the previous debt on Jersey Gardens Mall, Great Mall, River Valley Mall and a bridge facility associated with the Polaris acquisition. The remainder of the repayment amount relates to scheduled debt amortizations of $17.2 million. We also paid $89.2 million in dividend distributions.

Financing Activity

Total debt increased by $75.4 million during 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2005	$1,351,481	$150,000	$1,501,481
New mortgage debt	168,331	-	168,331
Repayment of debt	(161,237)	-	(161,237)
Debt assignment to ORC Venture	(35,000)	-	(35,000)
Debt amortization payments in 2006	(18,260)	-	(18,260)
Amortization of fair value adjustment	(429)	-	(429)
Net borrowings, line of credit	-	122,000	122,000
December 31, 2006	$1,304,886	$272,000	$1,576,886

During 2006, we entered into four new financing arrangements and modified three existing arrangements. On January 13, 2006, the Company entered into a loan agreement to borrow $30.0 million (the “Great Mall Loan”). The Great Mall Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Great Mall. The Great Mall Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of January 12, 2009. The interest rate for the Great Mall Loan was subsequently fixed through an interest rate protection agreement at 6.35% through January 15, 2008. The Great Mall Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Great Mall Loan were used to payoff the previous loan in the same amount. Also on January 13, 2006, we amended the $25 million mortgage loan agreement on Montgomery Mall to reduce the interest rate to LIBOR plus 1.65% from LIBOR plus 1.85%. After extending the loan for six months on July 31, 2006, the $25 million mortgage was repaid on January 22, 2007. On March 14, 2006, we entered into a loan agreement to borrow $35 million initially (the “Tulsa Loan”) and up to $50 million in total as part of a mortgage financing arrangement for Tulsa. The Tulsa Loan is represented by two promissory notes secured by a first mortgage lien and assignment of leases and rents on Tulsa. The Tulsa Loan had an initial floating interest rate of LIBOR plus 1.35% per annum and has a maturity date of March 14, 2009. The initial interest rate for the Tulsa Loan was subsequently fixed at a rate of 6.52% through an interest rate protection agreement. Under the Tulsa Loan, we are required to make interest only periodic payments for the length of the term. On May 25, 2006, we executed a loan agreement to borrow $60 million (the “Weberstown Loan”). The Weberstown Loan is represented by two promissory notes secured by a first mortgage lien and assignment of leases and rents on Weberstown Mall located in Stockton, California. The Weberstown Loan has a fixed interest rate of 5.90% per annum and a maturity date of June 8, 2016. Under the Weberstown Loan, we are required to make interest only periodic payments for the length of the term. We are not permitted under the Weberstown Loan to make any prepayments on outstanding principal until three months prior to the maturity date. On November 20, 2006, we entered into a Loan Agreement to borrow $43 million (the “Eastland Columbus Loan”). The Eastland Columbus Loan is represented by a promissory note secured by a first mortgage lien on Eastland Ohio. The Eastland Columbus Loan has a fixed interest rate of 5.87% per annum and a maturity date of December 11, 2016. Under the Eastland Columbus Loan, we are required to make interest only periodic payments for the first two years of the loan’s term and then, beginning in December 2008, payments of interest and principal. We are not permitted under the Eastland Columbus Loan to make any prepayments on outstanding principal prior to the maturity date.

At December 31, 2006, our mortgage notes payable were collateralized with first mortgage liens on 23 Properties having a net book value of $1,444.2 million. We also owned 5 unencumbered Properties and other corporate assets having a net book value of $239.4 million at that date.

Certain of our loans have multiple Properties as collateral for such loans and have cross-default provisions. Under the cross-default provisions, a default under a single mortgage included in a cross-defaulted loan may constitute a default under all of the mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Properties which are subject to cross-default provisions have a total net book value of $81.0 million and represent one Community Center and three Malls. Properties under such cross-default provisions relate to i) the Morgantown Mall Associates LP loan securing two Properties with a net book value of $41.5 million and ii) the SAN Mall LP loan securing two Properties with a net book value of $39.5 million.

Financing Activity - Joint Ventures

Within the ORC Venture, the total debt increased by $33.9 million during 2006. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share (52%)
December 31, 2005	$88,212	$45,870
Assumed mortgage debt	35,000	18,200
Debt amortization payments in 2006	(1,308)	(680)
Amortization of fair value adjustment	195	102
December 31, 2006	$122,099	$63,492

At December 31, 2006, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $242.8 million. The ORC Venture assumed the Tulsa Loan as part of GPLP’s transfer of Tulsa to the ORC Venture on March 14, 2006.

We also had joint venture interests in two unencumbered real estate parcels connected with our Surprise Venture and Scottsdale Venture having a net book value of $4.1 million at December 31, 2006.

Contractual Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2006 related to our consolidated operations as well as our pro-rata share of our obligations under our joint venture arrangements (in thousands):

Consolidated Obligations and Commitments:	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt (includes interest payments)	$2,039,360	$206,529	$615,390	$238,210	$979,231
Distribution obligations	58,284	36,564	21,720	-	-
OP Unit redemptions	80,645	80,645	-	-	-
Lease obligations	2,246	1,322	780	101	43
Tenant allowances	26,279	26,279	-	-
Purchase obligations	13,935	13,935	-	-	-
Total consolidated obligations and commitments	$2,220,749	$365,274	$637,890	$238,311	$979,274

Pro-rata share of joint venture obligations:	Total	2007	2008-2009	2010-2011	Thereafter
Ground lease obligation	$143,523	$2,600	$5,318	$5,478	$130,127
Long-term debt (includes interest payments)	70,864	4,253	66,611	-	-
Tenant allowances	1,297	1,297	-	-	-
Purchase obligations	5,779	5,779	-	-	-
Total commercial obligations	$221,463	$13,929	$71,929	$5,478	$130,127

Consolidated Obligations and Commitments

Long-term debt obligations are shown including both scheduled interest and principal payments. The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2006, we had the following obligations relating to dividend distributions. In the fourth quarter of 2006, the Company declared distributions of $0.4808 per Common Share ($19.1 million) to be paid during the first quarter of 2007. Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $10.0 million and $29.2 million, respectively.

Lease obligations include both our capital and operating lease obligations. Capital lease obligations are for security equipment and generators at various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at December 31, 2006 was $2.2 million.

At December 31, 2006, we had executed leases committing to $26.3 million in tenant allowances. The leases will generate gross rents of approximately $95.5 million over the original lease term. Purchase obligations relate primarily to construction contract commitments.

At December 31, 2006, there were approximately 3.0 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at December 31, 2006 is $80.6 million based upon a per unit value of $26.92 at December 31, 2006, (based upon a five-day average of the Common Stock price from December 21, 2006 to December 28, 2006).

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Venture, a joint venture between GPLP and Vanguard City Home, an affiliate of the Wolff Company. The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. The LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona. GPLP has made an initial capital contribution of approximately $10.3 million to LLC Co. and holds a 50% interest in LLC Co. Upon completion of the Scottsdale Crossing development, the LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which the LLC Co. is the tenant) the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit: LLC Co. has provided a letter of credit in the amount of $20 million to serve as security for the construction at the Scottsdale Crossing development. LLC Co. shall maintain the letter of credit until substantial completion of the construction of the Scottsdale Crossing development occurs.

o
Lease Payment: The LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, the LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: i) to make base rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term, ii) as security for LLC Co.’s performance under the ground lease, and iii) in the event of LLC Co,’s default, to pay base rent or additional rent under the ground lease for the first forty-seven months of the ground lease’s initial term as well as any other charges related to a LLC Co.’s default under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as a part of the Scottsdale Crossing development at a price of $181 per square foot.

The long-term debt obligation is our pro-rata share of the scheduled payments of interest and principle related to our loans at Puente and Tulsa. The tenant allowances relate to both the ORC Venture and the Scottsdale Venture for tenants who have signed leases at our Puente, Scottsdale Crossing and Tulsa Properties. Our pro-rata share of purchase obligations primarily relate to construction commitments for our redevelopment work at Puente.

Capital Expenditures

We plan our capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot repairs and tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize our capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties. Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed. At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the estimated useful life of the asset.

We invested approximately $28 million in redevelopment activity in 2006. These projects focused primarily on eight Malls. In addition, we invested $29 million in property capital expenditures for both operational needs and tenant improvements and $2 million in renovations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Acquisitions of Additional Properties

In December 2005, we formed the ORC Venture with an affiliate of Oxford, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The initial acquisition of the ORC Venture was the $170.1 million purchase of Puente. We have a 52% interest in the ORC Venture and ORC has a 48% interest, but GPLP will be entitled to certain preferred payments provided that ORC earns a specified rate of return.  In connection with the acquisition, the ORC Venture assumed an $88.8 million non-recourse mortgage loan, with the remainder of the purchase price being funded by contributions to the ORC Venture from GPLP and ORC.

In addition to our acquisition of Puente through the ORC Venture, we also acquired Tulsa on January 17, 2006. Tulsa is a regional mall located in Tulsa, Oklahoma with approximately 927,000 square feet of GLA. The purchase price was $58.3 million and we did not assume any debt in connection with this purchase. We funded the acquisition with funds made available through our Prior Credit Facility. On March 14, 2006, we transferred our 100% interest in Tulsa into the ORC Venture and continue to hold a 52% interest through the joint venture.

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

Malls

In 2006 we added a lifestyle retail component to The Dayton Mall in Dayton, Ohio further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project includes a façade renovation and the addition of 116,000 square feet of new retail GLA in a new open-air center and additional outward-facing retail stores. This addition was over 50% occupied at December 31, 2006 and is anticipated to be more than 80% occupied upon the opening of several new retail stores committed for 2007.

The Polaris Fashion Place redevelopment project, located in Columbus, Ohio, centers around a replacement anchor store for the vacated Lord & Taylor anchor store (the “Lord & Taylor parcel”). On May 16, 2005, we purchased the Lord & Taylor parcel from The May Department Stores Company. On July 20, 2005, we sold the Lord & Taylor parcel to Von Maur, Inc., an Iowa-based fashion specialty retailer (“Von Maur”). During the fourth quarter of 2005, Von Maur opened its first Ohio store in the 140,000 square foot anchor space. In addition, a newly constructed approximately 9,450 square foot multi-tenant building and some new restaurants have opened. Retailers in this new addition to Polaris Fashion Place include: Mimi’s Café, Potbelly Sandwiches and Omaha Steaks. In 2007, we have plans to purchase the former Kauffman’s anchor store from Federated Department Stores, Inc. and redevelop the space with an outward facing “Main Street Retail” style component.

Redevelopment work is in process at Northtown Mall in Blaine, Minnesota. The expansion project included tripling the size of the food court, installing new exterior signage, adding a new 10,000 square foot freestanding building and demolishing a vacant anchor store in order to replace it with a new Home Depot store. We expect the new Home Depot anchor store to open in the first quarter of 2007.

We have re-development plans for The Mall at Johnson City (“MJC”) in Johnson City, Tennessee. We plan to construct a new Dick’s Sporting Goods store that is anticipated to open in the second quarter of 2008. In addition, we plan to complete a store remodel and add approximately 35,000 square feet to the JCPenney anchor store at the Mall.

Developments

One of our objectives is to increase our portfolio by developing new retail properties. Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

Our Scottsdale Crossing development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units. The Scottsdale Venture intends to retain a third party company to lease the office portion of the complex. Our Scottsdale Crossing development will be adjacent to a hotel and residential complex that will be developed independently by an affiliate of The Wolff Company, an affiliate of which is our joint venture partner in this development. Once completed, we anticipate that the Scottsdale Crossing development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.

The Scottsdale Venture entered into a long-term ground lease for property on which a portion of the project will be constructed. We own a 50% interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement. Opening of the approximately $200 million development is anticipated during 2009.

Our Surprise Venture will be developing a new retail site in Surprise, Arizona (northwest of Phoenix). This five-acre development will consist of approximately 27,000 square feet of new retail space. GPLP also has an option agreement for a 100-acre site contiguous to this five-acre development and is evaluating potential development of this site.

Portfolio Data

The table below reflects Mall sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended December 31, 2006. The percentage change is based on those tenants reporting sales (“Same Store”) for the twenty-four month period ended December 31, 2006.

	Wholly Owned Mall Properties		Total Mall Properties Including ORC Venture
	Average Sales PSF	Same Store % Change	Average Sales PSF	Same Store % Change
Anchors	$137	(4.1)%	$136	(4.1)%
Stores (1)	$348	0.7%	$344	0.7%
Total	$231	(0.7)%	$231	(0.7)%

(1)	Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe our regional mall portfolio will continue to deliver solid performance in the areas of sales productivity and rents. Average mall store sales for the 12 months ended December 31, 2006 were $348 per square foot, a 4.2% improvement from the $334 per square foot reported for the twelve months ended December 31, 2005. Comparable stores sales, which include only those stores open for the twelve months ended December 31, 2006 and the same period of 2005, increased 0.7%.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
Wholly-owned Malls:
Mall Anchors	93.9%	94.2%	95.3%	95.0%	95.2%
Mall Stores	91.7%	89.0%	87.9%	87.3%	89.5%
Total Consolidated Mall Portfolio	93.1%	92.3%	92.6%	92.3%	93.2%

Mall Portfolio including ORC Venture:
Mall Anchors	94.3%	94.6%	95.7%	95.5%	95.5%
Mall Stores	91.5%	88.6%	87.3%	86.5%	89.2%
Total Mall Portfolio	93.3%	92.4%	92.7%	92.3%	93.2%

Wholly-owned Community Centers:
Community Center Anchors	81.1%	70.6%	68.7%	73.6%	75.0%
Community Center Stores	85.2%	85.2%	80.6%	79.7%	78.6%
Total Community Center Portfolio	82.2%	74.2%	71.3%	75.1%	75.8%

Comparable Property Type (2)		12/31/2006		12/31/05

Comparable Mall Stores		91.8%		89.2%
Comparable Mall Portfolio		93.2%		93.2%

Comparable Community Center Stores		85.2%		87.4%
Comparable Community Center Portfolio		82.2%		77.1%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)
Comparable occupancy rates (total portfolio including ORC Venture) exclude the properties sold after 12/31/2005 from the 12/31/2005 occupancy calculation and those acquired after 12/31/2005 from the 12/31/2006 calculation.

Mall store occupancy (for our wholly-owned Malls) increased to 91.7% at December 31, 2006 from 89.5% at December 31, 2005. Mall store occupancy improvements were driven primarily by our held-for-investment Malls. If you exclude our five held-for-sale assets, store occupancy was 94.4% at December 31, 2006 compared to 91.0% at December 31, 2005. Anchor store occupancy (for our wholly-owned Malls) decreased to 93.9% at December 31, 2006 from 95.2% at December 31, 2005. Part of the anchor store occupancy decline resulted from a Wal-Mart lease termination at Ashland Town Center in Ashland, Kentucky related to our strategic re-development of that Property. We also re-classified in-line store GLA to anchor store GLA at MJC and University Mall in Tampa, Florida in anticipation of two new anchor store openings in 2007. Further contributing to the decline was the closing of the Marshall’s anchor store at Great Mall. These occupancy declines were partially offset by a new Border’s Bookstore opening at The Dayton Mall in Dayton, Ohio.

Information Technology

We implemented the budgeting and forecasting components of our commercial management system in 2006. We also implemented the first phase of a new business intelligence platform in December 2006. These key technology initiatives will establish the platform for enhanced internal management reporting in 2007.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. While the Company is currently evaluating the provisions of FIN 48, the adoption is not expected to have a material impact on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At December 31, 2006, approximately 85.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 5.7 years and a weighted-average interest rate of approximately 6.3%. At December 31, 2005 approximately 82.8% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with weighted-average maturity of 6.7 years, and a weighted-average interest rate of approximately 6.35%. The remainder of our debt at December 31, 2006 and December 31, 2005, bears interest at variable rates with weighted-average interest rates of approximately 6.56% and 5.96%, respectively.

At December 31, 2006 and December 31, 2005, the fair value of our debt (excluding our Amended Credit Facility) was $1,282.0 million and $1,358.7 million, respectively, compared to its carrying amounts of $1,304.9 million and $1,351.5 million, respectively. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2006 and 2005, a 100 basis points increase in the market rates of interest would decrease future earnings and cash flows by $2.3 million and $2.5 million, respectively, for the year. Also, the fair value of debt would decrease by approximately $54.3 million and $36.7 million at December 31, 2006 and December 31, 2005, respectively. A 100 basis points decrease in the market rates of interest would increase future earnings and cash flows by $2.3 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively, and increase the fair value of our debt by approximately $57.8 million and $39.1 million at December 31, 2006 and December 31, 2005, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Columbus, Ohio

We have audited management's assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Glimcher Realty Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years ending December 31, 2006 of Glimcher Realty Trust and our report dated February 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois	/s/ BDO Seidman, LLP
February 20, 2007

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 11.  Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2006 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	2,132,132	$21.52	477,503

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 13.  Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting.

Item 15.  Exhibits and Financial Statements

(1)   Financial Statements

(2)   Financial Statement Schedules
- Schedule III - Real Estate and Accumulated Depreciation	80
- Notes to Schedule III	84

(3)   Exhibits

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Bylaws, as amended. (1)
3.3	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.4	Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.5	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.6	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.7	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.8	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.9	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.10	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.11	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.12	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (8)
3.13	Amendment No. 8 to Limited Partnership agreement of Glimcher Properties Limited Partnership. (10)
3.14	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (15)
3.15
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (16)

4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (16)
10.01	Glimcher Realty Trust 1993 Employee Share Option Plan. (1)
10.02	Glimcher Realty Trust 1993 Trustee Share Option Plan. (1)
10.03	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.04	Glimcher Realty Trust 2004 Incentive Compensation Plan. (17)
10.05	Exhibit A to Glimcher Properties Limited Partnership Agreement, as amended, as of December 31, 2006.
10.06	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (3)
10.07
Severance Agreement and Release of All Claims between William G. Cornely, Glimcher Realty Trust, its affiliated and subsidiary entities, and its shareholders, directors, officers, agents, employees, successors and assigns, dated as of July 1, 2005. (5)

10.08	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.09	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)

10.10	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (20)
10.11	Severance Benefits Agreement, dated June 28, 2004 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (22)
10.12	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (11)
10.13	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (24)
10.14	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George “Buck” Sappenfield, III. (24)
10.15	Severance Benefits Agreement, dated August 17, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Robert F. Beffa. (25)
10.16	First Amendment to the Severance Benefits Agreement, dated September 8, 2006 by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (7)
10.17	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (23)
10.18	Offer Letter of Employment to George “Buck” Sappenfield, III, dated May 9, 2005. (24)
10.19	Offer Letter of Employment to Robert Beffa, dated June 29, 2005. (5)
10.20
Defeasance Pledge And Security Agreement, Dated As Of December 22, 2006 by and among Glimcher University Mall Limited Partnership, Lasalle National Bank Association (f/k/a Lasalle National Bank), as Trustee for Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D6, and Wells Fargo Bank, N.A.

10.21
Defeasance, Assignment, Assumption and Release Agreement, dated as of December 22, 2006, by and among Glimcher University Mall Limited Partnership, SB NASC 1998-D6 Holdings, LLC, Lasalle National Bank Association (f/k/a Lasalle National Bank), as Trustee For Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D6, Capmark Finance Inc., and Wells Fargo Bank, N.A.

10.22	Promissory Note, dated as of July 31, 2005, issued by Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. in the principal amount of $44,000,000 (relates to Montgomery Mall). (26)
10.23	Term Loan Agreement, dated as of July 31, 2005, between Glimcher Properties, L.P. and Montgomery Mall Associates, L.P. (each as co-borrower) and KeyBank National Association. (26)
10.24
Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing made by Montgomery Mall Associates, L.P. in favor of KeyBank National Association, dated as of July 31, 2005. (26)

10.25	First Amendment to Term Loan Agreement between KeyBank National Association and Montgomery Mall Associates Limited Partnership and Glimcher Properties Limited Partnership dated January 13, 2006. (30)
10.26	Promissory Note dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (4)
10.27
Deed of Trust, Assignment of Leases and Rents and Security Agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee) for the use and benefit of The Capital Company of America, LLC dated as of September 1, 1998. (4)

10.28	Promissory Note dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000) (relates to New Jersey Tax Exempt Bonds). (4)
10.29	Deed of Trust and Security Agreement by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. dated as of January 21, 1999. (18)
10.30	Promissory Note dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). (18)
10.31	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.32	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall) (19).
10.33	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (19)
10.34	Deed of Trust and Security Agreement, dated May 25, 2006, by and between WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.35	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.36	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)

10.37	Open-end Mortgage and Security Agreement by Mount Vernon Venture, LLC to Lehman Brothers Bank, FSB dated as of January 16, 2001. (6)
10.38	Promissory Note dated as of January 16, 2001, issued by Mount Vernon Venture, LLC in the amount of nine million three hundred thousand dollars ($9,300,000). (6)
10.39	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing by Glimcher Ashland Venture, LLC to KeyBank National Association dated as of October 15, 2001. (6)
10.40	Promissory Note dated as of October 15, 2001 issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (6)
10.41	Amended and Restated Promissory Note 1 dated as of June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.42	Amended and Restated Promissory Note 2 dated June 30, 2003 issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.43
Agreement of Sale and Purchase and Joint Escrow Instructions, dated October 5, 2005, by and between Glimcher Properties Limited Partnership and Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC (relates to Puente Hills Mall acquisition). (30)

10.44
Amendment to Agreement of Sale and Purchase and Joint Escrow Instructions, dated November 4, 2005, by and between Glimcher Properties Limited Partnership and Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC (relates to Puente Hills Mall acquisition). (30)

10.45
Loan Assumption Agreement, dated as of December 29, 2005, between Passco Colima, LLC, Passco PHM, LLC and PHM-1, LLC through PHM-29, LLC, Puente Hills Mall, LLC and LaSalle Bank National Association, as Trustee for the Registered Holders of Greenwich Capital Commercial Funding Corp., Commercial Mortgage Trust 2003-C1, Commercial Mortgage Pass-Through Certificates, Series 2003-C1 (relates to Puente Hills Mall acquisition). (30)

10.46
Guaranty of Recourse Obligations, dated as of December 29, 2005, by Glimcher Properties Limited Partnership in favor of LaSalle Bank National Association, as Trustee for the Registered Holders of Greenwich Capital Commercial Funding Corp., Commercial Mortgage Trust 2003-C1, Commercial Mortgage Pass-Through Certificates, Series 2003-C1 (relates to loan assumption for Puente Hills Mall acquisition). (30)

10.47	Allonge to Promissory Note (relates to loan assumption for Puente Hills Mall acquisition). (30)
10.48	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (30)
10.49	Promissory Note A1 dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (9)
10.50	Promissory Note A2 dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (9)
10.51	Mortgage, Assignment of Leases and Rents and Security Agreement by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. dated as of August 27, 2003. (9)
10.52	Guaranty of Recourse Obligations by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall. (9)
10.53
Note dated as of August 11, 1998 issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225). (9)

10.54
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 11, 1998 by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC. (9)

10.55
Promissory Note dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall. (9)

10.56
Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 1, 1997 by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall. (9)

10.57	Amended and Restated Credit Agreement, dated August 22, 2005, by and among Glimcher Properties Limited Partnership, KeyBank National Association and several other financial institutions. (27)
10.58
Guaranty, dated August 22, 2005, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement. (27)

10.59	Form of Note. (27)
10.60
Amended and Restated Credit Agreement, dated December 14, 2006, by and among Glimcher Properties Limited Partnership, KeyBank National Association, KeyBanc Capital Markets, and several other financial institutions (Replaces Exhibit 10.57).

10.61
Guaranty, dated December 14, 2006, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement (Replaces Exhibit 10.58).

10.62	Form of Note. (included in Exhibit 10.60)
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

10.67	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio).
10.68	Assignment of Leases and Rents, dated as of November 20, 2006, between EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio).
10.69	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio).
10.70	Guaranty, dated November 20, 2006 by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio).
10.71	Promissory Note, dated November 20, 2006 by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of 43,000,000 (relating to Eastland Ohio).
10.72	Promissory Note, dated as of July 15, 2005, issued by EM Columbus, LLC in the amount of Six Million Dollars ($6,000,000). (26).
10.73	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties, L.P. to The Huntington National Bank. (26)
10.74	Open-End Mortgage Modification of Mortgage and Note, dated July 15, 2005, by and between EM Columbus, LLC and The Huntington National Bank. (26)
10.75	Unconditional Guaranty of Payment and Performance, dated July 15, 2005, by Glimcher Properties Limited Partnership to The Huntington National Bank. (26)
10.76	Promissory Note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (13)
10.77	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (13)
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

10.80	Mortgage Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc. relating to Polaris Fashion Place. (13)
10.81	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (13)
10.82
Loan Agreement dated as of June 9, 2004 between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.83
Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.84
Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.85
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated June 9, 2004 between N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.86	Guaranty dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)
10.87	Loan Agreement, dated as of March 14, 2006, by and between Tulsa Promenade, LLC and Charter One Bank, N.A. (relating to Tulsa Promenade). (29)
10.88	Promissory Note, dated March 14, 2006, issued by Tulsa Promenade, LLC to the order of Charter One Bank, N.A. in the principal amount of $50,000,000 (relating to Tulsa Promenade). (29)
10.89	Mortgage with Power of Sale, Security Agreement and Financing Statement, made as of March 14, 2006, by Tulsa Promenade, LLC in favor of Charter One Bank, N.A. (relating to Tulsa Promenade). (29)
10.90
Term Loan Agreement, dated January 13, 2006, between GM Olathe, LLC, Glimcher Properties Limited Partnership (as co-borrowers) and LLC and KeyBank National Association, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.91
Promissory Note, dated January 13, 2006, issued by GM Olathe, LLC and Glimcher Properties Limited Partnership (as co-borrowers) to the order of KeyBank National Association in the principal amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.92
Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated January 13, 2006, between Glimcher Properties Limited Partnership and GM Olathe in the amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.93
Promissory Note, dated as of December 15, 2005, issued by RVM Glimcher, LLC to the order of Lehman Brothers Bank, FSB in the principal amount of $50,000,000, relating to River Valley Mall in Lancaster, Ohio. (30)

10.94	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.95	Open-End Mortgage and Security Agreement, dated December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.96	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.97
Guaranty of Recourse Obligations, dated as of December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)

10.98	Agreement of Purchase and Sale, between Coyote Tulsa Mall, L.L.C. and Glimcher Properties Limited Partnership (relating to acquisition of Tulsa Promenade). (30)
10.99	Employment & Consulting Agreement, dated January 20, 2005, between Herbert Glimcher, Glimcher Realty Trust and Glimcher Properties Limited Partnership. (14)
10.100
Limited Liability Company Agreement of Kierland Crossing, LLC, dated as of May 12, 2006 (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19).

10.101
Purchase Agreement and Escrow Instructions, dated May 12, 2006 by and between Kierland Crossing, LLC and Kierland Crossing Residential, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.102
Ground Lease, dated as of May 12, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.103
First Amended and Restated Ground Lease, dated as of December 6, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ).

10.104	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting). (31)
10.105	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options). (28)
10.106	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options). (28)
10.107	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan. (23)
10.108	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options/Grant Date Valuation).
10.109	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options/Grant Date Valuation).

21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(5)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on July 11, 2005.
(6)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 16, 2002.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 29, 2003.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(10)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, with the Securities and Exchange Commission on February 25, 2004.
(11)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(12)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 2, 2004.
(13)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(14)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 24, 2005.
(15)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A, filed with the Securities and Exchange Commission on August 22, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Form 8-A, filed with the Securities and Exchange Commission on February 20, 2004.
(17)	Incorporated by reference to Appendix B of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 29, 2004.
(18)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
(19)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(21)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(22)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(23)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(24)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(25)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 18, 2005.
(26)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed with the Securities and Exchange Commission on August 2, 2005.
(27)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 23, 2005.

(28)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.
(29)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on April 28, 2006.
(30)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(31)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Mark E. Yale

Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) February 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	President, Chief Executive Officer	February 21, 2007
Michael P. Glimcher	and Trustee
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 21, 2007
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman of the Board	February 21, 2007
Herbert Glimcher	and Trustee

/s/ David M. Aronowitz	Member, Board of Trustees	February 21, 2007
David M. Aronowitz

/s/ Philip G. Barach	Member, Board of Trustees	February 21, 2007
Philip G. Barach

/s/ Wayne S. Doran	Member, Board of Trustees	February 21, 2007
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 21, 2007
Howard Gross

/s/ Niles C. Overly	Member, Board of Trustees	February 21, 2007
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 21, 2007
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 21, 2007
William S. Williams

Report of the Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
February 20, 2007

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS

	December 31,
	2006	2005
Investment in real estate:
Land	$247,149	$291,998
Buildings, improvements and equipment	1,679,935	1,869,381
Developments in progress	49,803	50,235
	1,976,887	2,211,614
Less accumulated depreciation	483,115	470,397
Property and equipment, net	1,493,772	1,741,217
Deferred costs, net	17,316	18,863
Real estate assets held-for-sale	192,301	72,731
Investment in and advances to unconsolidated real estate entities	70,416	44,248
Investment in real estate, net	1,773,805	1,877,059

Cash and cash equivalents	11,751	7,821
Non-real estate assets associated with discontinued operations	12,662	4,162
Restricted cash	12,132	15,410
Tenant accounts receivable, net	40,233	49,877
Deferred expenses, net	8,134	8,665
Prepaid and other assets	30,103	32,318
Total assets	$1,888,820	$1,995,312

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,203,100	$1,299,193
Mortgage notes payable associated with properties held-for-sale	101,786	52,288
Notes payable	272,000	150,000
Other liabilities associated with discontinued operations	3,926	1,374
Accounts payable and accrued expenses	57,520	66,264
Distributions payable	23,481	23,410
Total liabilities	1,661,813	1,592,529

Minority interest in operating partnership	1,772	15,729

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 36,776,365 and 36,506,448 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	368	365
Additional paid-in capital	547,036	543,639
Distributions in excess of accumulated earnings	(532,141)	(366,924)
Accumulated other comprehensive loss	(28)	(26)
Total shareholder’s equity	225,235	387,054
Total liabilities and shareholder’s equity	$1,888,820	$1,995,312

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenues:
Minimum rents	$189,729	$186,429	$177,395
Percentage rents	5,848	5,556	5,349
Tenant reimbursements	87,025	85,189	82,200
Other	26,662	22,852	23,895
Total revenues	309,264	300,026	288,839
Expenses:
Property operating expenses	63,364	61,252	61,898
Real estate taxes	33,835	34,123	31,841
	97,199	95,375	93,739
Provision for doubtful accounts	3,733	3,808	4,315
Other operating expenses	9,624	8,968	7,881
Depreciation and amortization	72,965	67,466	64,994
General and administrative	15,313	18,415	14,347
Impairment losses - real estate asset	46,688	-	-
Total expenses	245,522	194,032	185,276

Operating income	63,742	105,994	103,563

Interest income	465	269	187
Interest expense	84,985	74,396	78,359
Equity in income of unconsolidated entities, net	1,443	51	3
(Loss) income before minority interest in operating partnership and discontinued operations	(19,335)	31,918	25,394
Minority interest in operating partnership	(7,733)	252	2,906
(Loss) income from continuing operations	(11,602)	31,666	22,488
Discontinued operations:
Impairment losses - real estate assets	(65,230)	(16,393)	-
Gain on sales of properties, net	1,717	1,619	19,646
(Loss) income from operations	(2,050)	3,958	9,621
Net (loss) income	(77,165)	20,850	51,755
Less: Preferred stock dividends	17,437	17,437	17,517
Less: Issuance costs related to preferred stock redemption	-	-	4,878
Net (loss) income available to common shareholders	$(94,602)	$3,413	$29,360

Earnings (loss) Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.93)	$0.37	$0.08
Discontinued operations	$(1.65)	$(0.27)	$0.75
Net (loss) income	$(2.58)	$0.09	$0.83

Diluted:
Continuing operations	$(0.93)	$0.36	$0.08
Discontinued operations	$(1.65)	$(0.27)	$0.74
Net (loss) income	$(2.58)	$0.09	$0.82

Weighted average common shares outstanding	36,611	36,036	35,456
Weighted average common shares and common share equivalent outstanding	39,646	39,856	39,496

Cash distributions declared per common share of beneficial interest	$1.9232	$1.9232	$1.9232

Net (loss) income	$(77,165)	$20,850	$51,755
Other comprehensive (loss) income on derivative instruments, net	(2)	9	1,192
Comprehensive (loss) income	$(77,167)	$20,859	$52,947

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share, par value and unit amounts)

	Series B Convertible Preferred	Series F Cumulative Preferred	Series G Cumulative Preferred	Common Shares of Beneficial Interest		Additonal Paid-in	Distri-butions In Excess of Accumu-lated	Accumu-lated Other Compre-hensive Income/
	Shares	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss)	Total

Balance, December 31, 2003	$127,950	$60,000	$-	35,066,112	$350	$516,632	$(261,766)	$(1,227)	$441,939

Distributions declared, $1.9232 per share							(68,380)		(68,380)
Distribution Reinvestment and Share Purchase Plan				23,658	1	569			570
Exercise of stock options				503,882	5	8,752			8,757
OP unit conversion				89,206	1	2,365			2,366
Issuance of Series G cumulative redeemable preferred shares of beneficial interest			150,000			(5,198)			144,802
Redemption of Series B cumulative redeemable referred shares of beneficial interest	(127,950)					4,878	(4,878)		(127,950)
Preferred stock dividends							(17,517)		(17,517)
Net income							51,755		51,755
Other comprehensive income on derivative instruments								1,192	1,192
Stock offering expense						237			237
Transfer from minority interest in partnership						6,051			6,051
Balance, December 31, 2004	-	60,000	150,000	35,682,858	357	534,286	(300,786)	(35)	443,822

Distributions declared, $1.9232 per share							(69,551)		(69,551)
Distribution Reinvestment and Share Purchase Plan				21,954		560			560
Exercise of stock options				386,384	4	6,531			6,535
OP unit conversion				358,586	3	9,656			9,659
Restricted stock grant				56,666	1	(1)			-
Amortization of stock incentive program						314			314
Preferred stock dividends							(17,437)		(17,437)
Net income							20,850		20,850
Other comprehensive income on derivative instruments								9	9
Stock offering expense						297			297
Transfer to minority interest in partnership						(8,004)			(8,004)
Balance, December 31, 2005	-	60,000	150,000	36,506,448	365	543,639	(366,924)	(26)	387,054

Distributions declared, $1.9232 per share							(70,615)		(70,615)
Distribution Reinvestment and Share Purchase Plan				17,855		457			457
Exercise of stock options				87,298	1	1,629			1,630
OP unit conversion				119,766	2	3,104			3,106
Restricted stock grant, net of cancellations				44,998					-
Amortization of stock incentive program						560			560
Preferred stock dividends							(17,437)		(17,437)
Net loss							(77,165)		(77,165)
Other comprehensive loss on derivative instruments								(2)	(2)
Stock offering expense						348			348
Transfer to minority interest in partnership						(2,701)			(2,701)
Balance, December 31, 2006	$-	$60,000	$150,000	36,776,365	$368	$547,036	$(532,141)	$(28)	$225,235

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(77,165)	$20,850	$51,755
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	6,696	5,097	6,241
Depreciation and amortization	75,481	77,815	79,185
Loan fee amortization	2,819	2,662	4,383
Equity in income of unconsolidated entities	(1,443)	(51)	(3)
Capitalized development costs charged to expense	367	257	125
Minority interest in operating partnership	(7,733)	252	2,906
Return of minority interest share of earnings	-	(252)	(2,906)
Gain on sales of properties from discontinued operations	(1,717)	(1,619)	(19,646)
Impairment losses - real estate assets	111,918	16,393	-
Gain on sales of outparcels	(3,895)	(517)	(813)
Stock compensation expense	908	664	237
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(1,383)	(5,722)	(2,498)
Prepaid and other assets	1,144	(7,182)	(4,423)
Accounts payable and accrued expenses	(9,767)	(302)	(12,238)

Net cash provided by operating activities	96,230	108,345	102,305

Cash flows from investing activities:
Additions to investment in real estate	(77,128)	(95,880)	(72,726)
Acquisitions of properties	(55,715)	-	-
Contribution from joint venture partner	11,257	-	-
Investment in unconsolidated entities	(13,266)	(44,248)	-
Proceeds from sales of properties	24,690	23,624	106,834
Proceeds from sales of outparcels	6,770	2,975	2,713
Withdrawals from restricted cash	266	101	5,326
Additions to deferred expenses and other	(5,785)	(6,775)	(4,014)

Net cash (used in) provided by investing activities	(108,911)	(120,203)	38,133

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	122,000	76,000	(6,800)
Additions to deferred financing costs	(2,511)	(2,259)	(1,896)
Proceeds from issuance of mortgages and other notes payable	168,331	111,669	231,500
Principal payments on mortgages and other notes payable	(179,497)	(88,364)	(303,400)
Loss on early extinguishment of debt	-	-	557
Proceeds from issuance of Preferred Stock - Series G, net of
underwriting and other offering costs of $5,198	-	-	144,802
Redemption Preferred Shares, Series B	-	-	(127,950)
Exercise of stock options and other	2,087	7,095	9,327
Cash distributions	(93,799)	(92,908)	(89,172)

Net cash provided by (used in) financing activities	16,611	11,233	(143,032)

Net change in cash and cash equivalents	3,930	(625)	(2,594)

Cash and cash equivalents, at beginning of period	7,821	8,446	11,040

Cash and cash equivalents, at end of period	$11,751	$7,821	$8,446

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At December 31, 2006, the Company owned and operated a total of 30 Properties consisting of 26 Malls (24 wholly-owned and 2 partially owned through a joint venture) and 4 Community Centers. The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of December 31, 2006, GRT was a limited partner in GPLP with a 91.9% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis. Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases. The percentage rents are recognized based upon the measurement dates specified in the leases that indicate when the percentage rent is due. Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Other revenues primarily consist of fee income which relates to property management services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned and the proceeds from sales of development land which are generally recognized at the closing date.

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods. The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues. The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary. In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collections and the retail sector in which the tenant operates. The allowance for doubtful accounts is reviewed periodically based upon the Company’s historical experience.

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

Depreciation and Amortization

Depreciation expense is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of five to ten years. Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease. Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term. Maintenance and repairs are charged to expense as incurred. Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles. These intangibles are amortized over the period the retailer is required to operate its store.

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

The Company recognized a $46,688 non-cash impairment charge on The Great Mall of the Great Plains Property during the fourth quarter of 2006. Even though The Company has no current intentions to sell the Property, the Company is working on multiple redevelopment opportunities that may involve a substantial reconfiguration of the Property. These plans result in more than temporary declines in future cash flow shortfalls when compared to the carrying value of approximately $89.4 million. The Company estimated the fair value of the asset by utilizing the average of several different valuation methods.

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

On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the particular property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions

The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases, the value of tenant relationships, and the value of in-place leases based in each case on their fair values. Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123 “Accounting for Stock-Based Compensation”. In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is expensed over the requisite service period (usually the vesting period) beginning the first quarter of 2006 for awards issued after June 15, 2005. Stock compensation expense exclusive of restricted stock was $348, $350 and $237 for the years ended December 31, 2006, 2005 and 2004 respectively. Had compensation cost for the plans been determined based on the fair value at the grant dates for grants under these plans consistent with SFAS No. 123 (R) prior to January 1, 2003, the Company’s net income available to common shareholders would have decreased $0, $4 and $39 for the years ended December 31, 2006, 2005 and 2004, respectively. Earnings per share diluted would have remained unchanged as a result of this stock compensation expense for 2006, 2005 and 2004.

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents. At December 31, 2006 and 2005, cash and cash equivalents primarily consisted of overnight purchases of debt securities. The carrying amounts approximate fair value.

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance, property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

Deferred expenses consist principally of financing fees. These costs are amortized as interest expense over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization.

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

Interest Costs

The components of the Company’s interest costs related to its continuing operations are shown in the table below. Interest expense and loan fees are recorded consistent with the terms of the Company’s financing arrangements. Capitalized interest is recorded as a reduction to interest expense based upon the Company’s weighted average borrowing rate.

	Year Ended December 31,
	2006	2005	2004
Interest expense	$82,946	$72,296	$74,326
Amortization of loan fees	2,039	2,100	4,033
Total interest expense	84,985	74,396	78,359
Interest capitalized	2,844	2,270	597
Total interest costs	$87,829	$76,666	$78,956

Investment in Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting, whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each investee is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interest held by each investor. Differences between the carrying amount of the Company’s investment in the respective investees and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Net advertising expense was $303, $487, and $422 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Minority Interests

Minority interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”). Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the “Common Shares”, “Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

As a result of the Company’s acquisitions of joint venture interests not previously owned, the Company had non-cash debt assumptions and issued OP Units. The debt assumed was $193,190 for the year ended December 31, 2004. In January 2004, the Company issued 594,342 new OP Units with an approximate value of $13,564 in connection with the acquisition of the remaining joint venture interest in Polaris Fashion Place, an approximately 1.6 million square foot upscale regional mall in Columbus, Ohio (“Polaris”).

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $13,645 and $13,815 as of December 31, 2006 and 2005, respectively.

Share distributions of $17,682 and $17,552 and Operating Partnership distributions of $1,440 and $1,498 had been declared but not paid as of December 31, 2006 and December 31, 2005, respectively. 8.75% Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) distributions of $1,313 had been declared but not paid as of December 31, 2006 and 2005. 8.125% Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) distributions of $3,046 had been declared but not paid as of December 31, 2006 and December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Amounts paid for interest, exclusive of capitalized interest were $97,924, $88,937 and $89,864 in 2006, 2005 and 2004, respectively.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2007. While the Company is currently evaluating the provisions of FIN 48, the adoption is not expected to have a material impact on its financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statements of operations required by SFAS No. 144, have been made in the financial statements to conform to the 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At December 31, 2005, eight of the Company’s Properties were classified as held-for-sale. During 2006, the Company sold seven of these Properties and committed to a plan to sell four additional Properties, resulting in five assets held-for-sale at December 31, 2006. In addition to classifying these properties as held-for-sale, the financial results, including any impairment charges of these properties, are reported as discontinued operations in the Statement of Operations and the net book value of the assets are reflected as held-for-sale on the balance sheet. The table below provides information on our held-for-sale assets.

	For the Years Ended December 31,
	2006	2005
Number of Properties sold	7	6
Number of Properties held-for-sale	5	8
Real estate assets held-for-sale	$192,301	$72,731
Mortgage notes payable associated with properties held-for-sale	$101,786	$52,288

4.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components.

Accounts Receivable - Assets Held-For-Investment	December 31, 2006	December 31, 2005
Billed Receivables	$14,333	$20,736
Straight-line Receivables	22,132	25,496
Unbilled Receivables	9,553	11,881
Less: Allowance for Doubtful Accounts	(5,785)	(8,236)
Net Accounts Receivable	$40,233	$49,877

Accounts Receivable - Assets Held-For-Sale	December 31, 2006	December 31, 2005
Billed Receivables	$6,429	$2,125
Straight-line Receivables	2,279	694
Unbilled Receivables	1,142	526
Less: Allowance for Doubtful Accounts	(2,613)	(439)
Net Accounts Receivable	$7,237	$2,906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

5.	Mortgage Notes Payable as of December 31, 2006 and December 31, 2005 consist of the following:

	Carrying amount of Mortgage Notes Payable		Interest Rate		Interest	Payment	Payment	Maturity
Description/Borrower	2006	2005	2006	2005	Terms	Terms	at Maturity	Date
Fixed Rate:
SAN Mall, LP (p)	$33,020	$33,523	8.35%	8.35%	(o)	(a)	$32,615	(f)
Colonial Park Mall, LP	32,451	32,975	7.73%	7.73%	(o)	(a)	$32,033	(f)
Mount Vernon Venture, LLC	8,753	8,865	7.41%	7.41%		(a)	$8,624	Feb. 11, 2008
Charlotte Eastland Mall, LLC (p)	43,766	44,559	7.84%	7.84%	(o)	(a)	$42,302	(g)
Morgantown Mall Associates, LP	52,474	53,381	6.89%	6.89%	(o)	(a)	$50,823	(g)
GM Olathe, LLC	30,000	(q)	6.35%	(q)	(l)	(b)	$30,000	Jan. 12, 2009
Grand Central, LP	47,815	48,572	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	38,787	39,214	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,482	40,953	8.20%	8.20%	(o)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,809	25,307	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	55,886	56,717	8.27%	8.27%	(o)	(a)	$49,864	(i)
Glimcher WestShore, LLC	95,255	96,804	5.09%	5.09%		(a)	$84,824	Sept. 9, 2012
PFP Columbus, LLC	142,129	144,439	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	133,256	135,326	5.42%	5.42%	(o)	(a)	$116,922	(j)
JG Elizabeth, LLC	158,791	161,371	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	109,232	110,871	5.45%	5.45%		(a)	$92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	59,515	60,341	7.54%	7.54%	(o)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	Jan. 11, 2016
WTM Glimcher, LLC	60,000	(q)	5.90%	(q)		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	(q)	5.87%	(q)		(d)	$38,057	Dec. 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(e)	$19,000	Nov. 1, 2028
	1,278,421	1,162,218
Variable Rate/Bridge:
Montgomery Mall Associates, LP (p)	25,000	25,000	7.03%	6.16%	(m)	(b) (r)	$25,000	Jan. 31, 2007
	25,000	25,000
Other:
Fair Value Adjustment - Polaris Center, LLC	1,465	1,894
Extinguished Debt	-	162,369		(n)

Total Mortgage Notes Payable:	$1,304,886	$1,351,481

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(d)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest are required.
(e)	The loan requires semi-annual payments of interest.
(f)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points fixed through a SWAP agreement at a rate of 6.35%.
(m)	Interest rate of LIBOR plus 165 basis points.
(n)	Interest rate ranging from 6.37% to 7.43% at December 31, 2005.
(o)	Interest rate escalates after optional prepayment date.
(p)	Mortgage notes payable associated with properties held-for-sale.
(q)	Mortgage was refinanced in 2006 and amount included in extinguished debt.
(r)	Mortgage repaid on January 22, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties owned by the respective entities with net book values of $1,444,186 and $1,684,178 at December 31, 2006 and 2005, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company is in compliance with all covenants at December 31, 2006. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers SAN Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $55,000 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of December 31, 2006.

Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2006, are as follows: $107,239 in 2007; $118,618 in 2008; $92,957 in 2009; $92,741 in 2010; $39,324 in 2011; $852,542 matures thereafter.

6.	Notes Payable

In December 2006, the Company closed on a $470,000 amended credit facility (the “Amended Credit Facility”) that matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions. The Amended Credit Facility is unsecured and amends a $300,000 unsecured credit facility that was due to expire in August 2008 (the “Prior Facility”). The Amended Credit Facility is expandable to $600,000, provided there is no default under the Amended Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value. The Amended Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio. Management believes the Company is in compliance with all covenants as of December 31, 2006.

At December 31, 2006, the outstanding balance on the Amended Credit Facility was $272,000. Additionally, $20,150 represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility. As of December 31, 2006, the unused balance of the Amended Credit Facility available to the Company was $177,850 and the interest rate was 6.40%.

At December 31, 2005, the outstanding balance on the Prior Facility was $150,000. Additionally, $5,070 represented a holdback on the available balance for letters of credit issued under the Prior Facility at December 31, 2005. As of December 31, 2005, the unused balance of the Prior Facility available to the Company was $144,930 and the interest rate was 5.54%.

7.	Income taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net (loss) income	$(77,165)	$20,850	$51,755
Add: Net loss of taxable REIT subsidiaries	1,163	2,501	1,696
Net (loss) income from REIT operations (1)	(76,002)	23,351	53,451
Add: Book depreciation and amortization	71,923	73,622	75,817
Less: Tax depreciation and amortization	(57,573)	(56,847)	(59,207)
Book loss (gain) from capital transactions and impairments	99,687	13,083	(18,087)
Tax (loss) gain from capital transactions	(4,079)	(14,624)	6,736
Other book/tax differences, net	(1,037)	(1,408)	(14,436)
Taxable income before adjustments	32,919	37,177	44,274
Less: Capital gains	(196)	(1,614)	(6,736)
Adjusted taxable income subject to 90% requirement	$32,723	$35,563	$37,538

(1) Adjustments to “Net (loss) income from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Reconciliation between cash dividends paid and dividends paid deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Cash dividends paid	$87,922	$86,593	$85,511
Less: Dividends designated to prior year	(21,912)	(21,516)	(21,131)
Plus: Dividends designated from following year	22,041	21,912	21,516
Less: Portion designated return of capital	(55,132)	(49,812)	(41,622)
Dividends paid deduction	$32,919	$37,177	$44,274

Characterization of distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.4191	21.79%	$0.5221	27.15%	$0.6380	33.18%
Return of capital	1.5016	78.08	1.3774	71.62	1.1707	60.87
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0025	0.13	0.0237	1.23	0.1145	5.95
	$1.9232	100.00%	$1.9232	100.00%	$1.9232	100.00%

The following table characterizes distributions paid per Series B Preferred Share for the year ended December 31, 2004 (redeemed in 2004):

	2004
	Amount	%
Ordinary income	$0.3104	84.79%
Return of capital	-	-
Capital gains	-	-
Unrecaptured Section 1250 gain	0.0557	15.21
	$0.3661	100.00%

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.1746	99.40%	$2.0926	95.66%	$1.8548	84.79%
Return of capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0130	0.60	0.0950	4.34	0.3328	15.21
	$2.1876	100.00%	$2.1876	100.00%	$2.1876	100.00%

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0191	99.40%	$1.9430	95.66%	$1.4687	84.79%
Return of capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0121	0.60	0.0882	4.34	0.2635	15.21
	$2.0312	100.00%	$2.0312	100.00%	$1.7322	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC. Deferred tax assets (liabilities) include the following :

Deferred tax assets (liabilities):

	2006	2005	2004
Investment in partnership	$16	$(5)	$(1)
Capitalized development costs	(719)	(412)	(198)
Depreciation and amortization	24	41	36
Charitable contributions	22	22	22
Accrued bonuses	295	-	-
Interest expense	1,424	756	248
Other	8	8	(3)
Net operating losses	2,045	2,322	1,957
Net deferred tax asset	3,115	2,732	2,061
Valuation allowance	(3,115)	(2,732)	(2,061)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $5,111, and $2,037, $355, $144, $479, $623, $561 and $912, and will expire in 2018, 2020, 2021, 2022, 2023, 2024 and 2025, respectively.

The income tax provision consisted of $5, $2 and $12 in 2006, 2005 and 2004, respectively, related to current state and local taxes. Net deferred tax expense for each of the years was $0. The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries as a result of state income taxes and the utilization of tax loss carryforwards of $277, $0 and $0 in 2006, 2005 and 2004, respectively. A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2006, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company’s cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

On March 9, 1999, the Board of Trustees adopted a Preferred Share Purchase Plan (the “Plan”) pursuant to which a distribution will be made of one preferred share purchase right (a “Right”) for each outstanding Common Share. The distribution was made on March 22, 1999, to the shareholders of record at the close of business on that date. These rights trade with our Common Shares. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a Series E Junior Participating Preferred Share of the Company, par value $0.01 per share (the “Preferred Shares”), at a price of $55.00 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable in the event that any person or group acquires or announces its intention to acquire beneficial ownership of 15.0% or more of the outstanding common shares of the Company (an “Acquiring Person”). Alternatively, each Right holder, except the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the Purchase Price of the Right. At any time before any person or group becomes an Acquiring Person, the Board of Trustees may redeem the Rights at a price of $0.01 per Right at which time the ability to exercise the Rights will terminate. At any time after a person or group becomes an Acquiring Person, the Board of Trustees may exchange the Rights at an exchange ratio of one common share or one Preferred Share per Right. The Plan expires on March 9, 2009.

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

The Company accounts for its derivatives and hedging activities under SFAS No. 133 as amended by SFAS No. 138 and 149. During the year ended December 31, 2006, the Company recognized additional other comprehensive loss of $2 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2006, net of $(163) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period. During the twelve months ended December 31, 2005, the Company recognized additional other comprehensive income of $9 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2005, net of $11 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $1 in minority interest participation. During the year ended December 31, 2004, the Company recognized additional other comprehensive income of $1,192 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2004, net of $1,325 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $100 in minority interest participation. The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2006. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

Swap - Cash Flow	$ 30,000	4.7025%	January 15, 2008	$154
Swap - Cash Flow	$ 35,000	5.2285%	August 15, 2008	$(85)
Swap - Cash Flow	$ 35,000	5.2285%	August 15, 2008	$(85)

On December 31, 2006, the derivative instruments were reported at their fair value of $(16) in accounts payable and accrued expenses in the accompanying balance sheet, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified in 2007. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the year ended December 31, 2006.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

10.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027. The minimum future base rentals under non-cancelable operating leases as of December 31, 2006 are as follows:

2007	$199,125
2008	179,797
2009	152,957
2010	125,903
2011	100,170
Thereafter	303,375
$1,061,327

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $(1,487), $578 and $614 for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

11.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of December 31, 2006 consists of our investment in three separate venture arrangements. The Company evaluated each of its three venture arrangements individually and determined that control was shared between the Company and its venture partner. Therefore, the ventures do not qualify as VIE’s. The Company concluded that its venture arrangements would be accounted for under the equity method of accounting. The description of the three ventures are specified below.

o	ORC Venture

Investment in unconsolidated real estate entities as of December 31, 2006 consisted of a 52% interest held by GPLP in a joint venture with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. On December 29, 2005, the ORC Venture acquired Puente Hills Mall (“Puente”), an enclosed regional mall consisting of approximately 1.2 million square feet of GLA located in the Los Angeles metro area from an independent third party. The purchase price of $170,080 was funded in part by the assumption of an $88,800 non-recourse mortgage loan and pro rata contributions to the ORC Venture by GPLP and Oxford. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa Promenade (“Tulsa”), an enclosed regional mall located in Tulsa, Oklahoma, to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

o	Surprise Venture

Investment in unconsolidated real estate entities as of December 31, 2006 consisted of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed on September 6, 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 27,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona. In September 2006, the Company invested $1.9 million in the Surprise Venture.

o	Scottsdale Venture

Investment in unconsolidated real estate entities as of December 31, 2006 consisted of a 50% interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of The Wolff Company (“Wolff”). The purpose of the venture is to build the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona. In December of 2006 the Company invested approximately $10.3 million in the Scottsdale Venture.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the ventures described above. Each individual agreement specifies which services the Company provides. The Company recognized fee income of $1,866, $632 and $14 for these services for the year ended December 31, 2006, 2005 and 2004, respectively.

The net income for each venture is allocated in accordance with the provisions of the applicable joint venture agreement. The summary statement of operations and balance sheet for the Company’s investment in its joint venture arrangements for the years ended December 31, 2006 and December 31, 2005 are presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

	For the Year Ended December 31, 2006
	Total	Company’s Pro-Rata Share of Joint Venture Operations
Statements of Operations
Total revenues	$33,957	$17,658
Operating expenses	15,552	8,087
Depreciation and amortization	8,901	4,629
Operating income	9,504	4,942
Other expenses, net	40	21
Interest expense, net	6,665	3,466
Net income	2,799	1,455
Preferred dividend	23	12
Net income available to the Company’s joint ventures	$2,776	$1,443

The $51 in net income for the year ended December 31, 2005 represents the Company’s share of income for Puente for the period December 29, 2005 through December 31, 2005. The $3 in net income for the year ended December 31, 2004 represents our share of income for the period January 1, 2004 through January 4, 2004 for both Polaris Mall, LLC and Polaris Center, LLC. These two entities were fully consolidated on January 5, 2004.

BALANCE SHEETS	December 31, 2006	December 31, 2005

Assets:
Investment properties at cost, net	$236,744	$171,897
Intangible assets (1)	12,855	11,478
Other assets	28,559	4,616
	$278,158	$187,991
Liabilities and Members’ Equity:
Mortgage notes payable	$122,099	$88,212
Intangibles (2)	13,634	14,360
Other liabilities	4,827	324
	140,560	102,896
Members’ equity	137,598	85,095
Total liabilities and members’ equity	$278,158	$187,991
GPLP’s share of members’ equity	$70,793	$44,200

Reconciliation of Members’ Equity to Company Investment in Unconsolidated Entities:

Members’ equity	$70,793	$44,200
Advances and additional costs	(377)	48
Investment in unconsolidated entities	$70,416	$44,248

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $566 and $410 for above-market acquired leases as of December 31, 2006 and 2005, respectively, and $14,200 and $14,770 for below-market acquired leases as of December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

12.	Related Party Transactions

Employment & Consulting Agreement of Herbert Glimcher

On January 20, 2005, Herbert Glimcher resigned as Chief Executive Officer of the Company and entered into an Employment and Consulting Agreement (the “Employment Agreement”) with GRT. He remains Chairman of the Board of Trustees (“Board”) of GRT. Under the Employment Agreement, GRT employs Herbert Glimcher as Senior Advisor and as non-executive Chairman of the Board. He also serves as non-executive Chairman of the Board of Directors for GPC. Neither GRT nor GPC considers Herbert Glimcher to be an executive officer. The initial term of the Employment Agreement commenced on February 1, 2005 and continued through May 31, 2006 (the “Term”); provided, that the Term was subject to renewal for an additional one year period if GRT and Herbert Glimcher agreed to renew the Term prior to its expiration. On March 9, 2006, GRT and Herbert Glimcher agreed to renew the Employment Agreement for an additional one-year period to end on May 31, 2007.

Herbert Glimcher receives $100 per annum for serving as the non-executive Chairman of the Board for GRT and GPC and $250 per annum for serving as Senior Advisor to GRT (the “Salary”). Additionally, he shall receive a total of $2,000 in cash during a period of two years following the termination of his employment under the Employment Agreement (the “Post-Employment Restricted Period”) from GRT. GRT recognized $2,000 in compensation expense during the first quarter of 2005 related to the Employment Agreement. The Salary costs are reflected in the general and administrative expenses for the Company for the related period.

GRT reimburses Herbert Glimcher for reasonable rent for office space located in Columbus, Ohio, the reasonable salary of one administrative assistant and provides a part-time driver. The Company also maintains a life insurance policy covering the life of Herbert Glimcher. For the years ended December 31, 2006 and 2005, the aggregate total of reimbursements paid by GRT under the Employment Agreement was $119 and $123, respectively.

Corporate Flight Inc.

The Company paid Corporate Flight, Inc. (“CFI”), which is wholly owned by Herbert Glimcher, the following amounts for the use in connection with Company related matters, of an airplane owned by CFI.

For the Years Ended:	Corporate Flight Inc.
December 31, 2006	$360
December 31, 2005	304
December 31, 2004	239
Total	$903

Archer-Meek-Weiler Insurance Agency

The Company has engaged Archer-Meek-Weiler, a company of which Alan R. Weiler, a Trustee, is Chairman, as its agent for the purpose of obtaining property, liability, directors and officers, and employment practices insurance coverage. In connection with securing such insurance coverage, Archer-Meek-Weiler received net commissions and fees of $343, $284 and $300 for the years ended December 31, 2006, 2005 and 2004, respectively. The stock of Archer-Meek-Weiler is owned by a trust for the benefit of Alan R. Weiler’s children and the children of his brother, Robert J. Weiler.

Polaris Transactions

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

Mr. Weiler, his spouse and children own, in its entirety, WSS Limited Partnership, an Ohio limited partnership (“WSS”). WSS directly owns OP Units of limited partnership in GPLP. WSS also indirectly owns OP Units by virtue of its ownership interest in NPLP. WSS also owns an interest in Star-Weiler Limited Partnership, an Ohio limited partnership (“Star-Weiler”). Star-Weiler owns an interest in NPLP. Mr. Weiler’s children, nieces and nephews also indirectly own an interest in NPLP. In addition, Mr. Weiler’s sister-in-law previously owned an interest in Polaris Mall, LLC, which interest was acquired by GPLP on January 5, 2004.

Following the acquisition of the joint venture interests not previously owned by the Company in Polaris Mall, LLC and Polaris Center, LLC, NPLP and WSS converted the OP Units to Common Shares.

Leasing Activity

A brother of Herbert Glimcher owns a company that currently leases four store locations in the Company’s Properties. Two leases were terminated during 2006. Minimum Rents were $227, $266 and $268 for the years ended December 31, 2006, 2005 and 2004, respectively.

13.	Commitments and Contingencies

The Operating Partnership leases office space under an operating lease that had an initial term of four years commencing on July 2003. Future minimum rental payments as of December 31, 2006 are as follows:

Office Lease
2007	$436
2008	36
2009	-
2010	-
Thereafter	-
$472

Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2006, 2005 and 2004 were $418, $446 and $416, respectively.

At December 31, 2006, there were 3.0 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of GRT or (b) one Common Shares for each OP Unit. The fair value of the OP Units outstanding at December 31, 2006 is $80,645 based upon a per unit value of $26.92 at December 31, 2006, (based upon a five-day average of the Common Stock price from December 21, 2006 to December 28, 2006).

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds. On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

commencing May 2001 and terminating on the date of the final payment of the bonds. Such PILOT payments are treated as real estate tax expense in the statements of operations. The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made. The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments. Through December 31, 2006, the Company has made $12,770 in payments under this agreement.

The Company has reserved $475 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

14.	Restricted Common Stock

Shares of restricted common stock are granted pursuant to GRT’s 2004 Incentive Compensation Plan. Shares issued for the year ended December 31, 2005 vest in one-third installments over a period of three years commencing on the one-year anniversary of the grant date for the recipient’s award. Shares issued for the year ended December 31, 2006 vest in one-third installments, over a period of five years beginning on the third annual anniversary of the grant date. The restricted common stock value is determined by the Company’s share price on the grant date. As restricted stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the year ended December 31, 2006, 58,332 shares of restricted common stock were granted. For the year ended December 31, 2005, 56,666 shares of restricted common stock were granted. The related compensation expense recorded for the year ended December 31, 2006 and 2005 was $560 and $314, respectively. The amount of unvested restricted shares that will be expensed in future periods was $1,695 and $1,069 for the years ended December 31, 2006 and 2005, respectively.

A summary of the activity of the Company’s restricted common stock for the year ended December 31, 2006 is presented below.

Activity for the year ended December 31, 2006	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	56,666	$24.407
Shares granted	58,332	$26.100
Shares vested	(17,219)	$24.375
Shares forfeited	(13,334)	$25.227
Shares outstanding at end of year	84,445	$25.454

15.	Share Option Plans

GRT has established the 1993 Employee Share Option Plan (the “1993 Employee Plan”), the 1993 Trustee Share Option Plan (the “1993 Trustee Plan”), the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the 1993 Employee Plan, the 1993 Trustee Plan, the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”). There are no options that remain outstanding under the 1993 Employee Plan, 264,848 options remain outstanding and exercisable under the 1993 Trustee Plan; 1,206,470 outstanding under the 1997 Plan of which 1,097,654 are exercisable; and 660,814 outstanding under the 2004 Plan of which 179,168 are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

A summary of the status of the Company's Plans at December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below.

	Options	2006 Weighted- Average Exercise Price	Options	2005 Weighted- Average Exercise Price	Options	2004 Weighted- Average Exercise Price
Option Plans:
Outstanding at beginning of year	1,953,098	$20.886	2,128,571	$19.617	2,235,226	$17.748
Granted	337,250	$25.233	339,750	$25.510	559,178	$25.472
Exercised	(87,298)	$18.672	(386,384)	$16.914	(503,882)	$17.380
Forfeited	(70,918)	$25.182	(128,839)	$24.030	(161,951)	$20.995
Outstanding at end of year	2,132,132	$21.522	1,953,098	$20.886	2,128,571	$19.617

Exercisable at end of year	1,541,670	$20.057	1,286,554	$19.020	1,261,372	$17.553
Weighted average per share fair value of options granted during the year		$ 1.028		$ 1.073		$ 1.266

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing model with the following assumptions: weighted average risk free interest rates used in 2006, 2005 and 2004 were 5.0%, 5.0% and 5.6%, respectively, expected average lives of five years, annual dividend rates of $1.9232 and weighted average volatility of 12.3%, 12.3% and 12.2% in 2006, 2005 and 2004, respectively.

The following table summarizes information regarding the options outstanding at December 31, 2006 under the Company’s Plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price
$18.750 - $20.750	264,848	0.4	$20.224	264,848	$20.224
$20.500	146,122	1.4	$20.500	146,122	$20.500
$15.000	265,334	2.2	$15.000	265,334	$15.000
$12.280	8,135	3.2	$12.280	8,135	$12.280
$14.750	42,816	4.2	$14.750	42,816	$14.750
$17.610	153,315	5.2	$17.610	153,315	$17.610
$18.930 - $22.360	256,477	6.2	$19.015	256,477	$19.015
$19.560 - $26.690	428,834	7.2	$25.353	288,496	$25.365
$24.740 - $25.670	259,501	8.2	$25.565	98,127	$25.577
$25.220 - $25.650	306,750	9.4	$25.234	18,000	$25.220
	2,132,132	5.4	$21.522	1,541,670	$20.057

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All options granted under the Plans, except those number of options noted as exceptions, are exercisable over a three-year period. The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date. Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted. The number of options that are exercisable immediately are 18,000 shares granted under the 2004 Plan in 2006, 2005 and 2004.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2006, 2005 and 2004.

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004

Aggregate intrinsic value of options exercised	$697	$3,255	$4,354
Aggregate fair value of options vested	$336	$324	$135

16.	Employee Benefit Plan - 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25.0% of their compensation, subject to certain limitations. Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate. Participant’s salary deferrals up to a maximum of 4.0% of qualified compensation were matched at 50.0% for the year ended December 31, 2004. The Company contributed $417, $373 and $228 to the plan in 2006, 2005 and 2004, respectively. Effective January 1, 2005, participant’s salary deferrals up to a maximum of 6% of qualified compensation were matched at 50.0%.

17.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2006, 2,100,000 Shares were authorized of which 268,052 Shares have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

18.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2006			2005			2004
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income from continuing operations	$(11,602)			$31,666			$22,488
Less: Preferred stock dividends	(17,437)			(17,437)			(17,517)
Preferred stock redemption							(4,878)
Add: Minority interest adjustments (1)	(5,016)			(928)			2,671
(Loss) income from continuing operations	$(34,055)	36,611	$(0.93)	$13,301	36,036	$0.37	$2,764	35,456	$0.08

Discontinued operations	$(65,563)			$(10,816)			$29,267
Less: Minority interest adjustment (1)	5,016			928			(2,671)
Discontinued operations	$(60,547)	36,611	$(1.65)	$(9,888)	36,036	$(0.27)	$26,596	35,456	$0.75

Diluted EPS
Income from continuing operations	$(11,602)	36,611		$31,666	36,036		$22,488	35,456
Less: Preferred stock dividends	(17,437)			(17,437)			(17,517)
Preferred stock redemption	-						(4,878)
Add: Minority interest	(7,733)			252			2,906
Operating Partnership Units		3,035			3,333			3,549
Options		-			449			491
Restricted shares		-			38
(Loss) income from continuing operations	$(36,772)	39,646	$(0.93)	$14,481	39,856	$0.36	$2,999	39,496	$0.08
Discontinued operations	$(65,563)		$(1.65)	$(10,816)		$(0.27)	$29,267		$0.74

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive for 2005 and 2004. The number of such options was 599,000 and 429,000 for the years ended December 31, 2005 and 2004, respectively. All common stock equivalents have been excluded in 2006 as they are antidilutive.

19.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of the credit facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates. Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 5.58% to 7.85% per annum at December 31, 2006 and 5.05% to 7.28% per annum at December 31, 2005), the fair value of GRT’s mortgage notes payable is estimated at $1,282,023 and $1,358,744 at December 31, 2006 and 2005, respectively. The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

20.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company has finalized the allocation of the purchase price for Properties acquired through 2006 and no material adjustments have been made to the original allocations.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Columbus, Ohio, Polaris and Polaris Towne Center, are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951 and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a weighted average amortization period of 10.2 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $656, $415 and $611 for the years ended December 31, 2006, 2005 and 2004, respectively. The net book value of the above-market leases is $4,689 and $5,494 as of December 31, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $12,091 and $13,663 as of December 31, 2006 and December 31, 2005, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,169 and $3,498 as of December 31, 2006 and December 31, 2005, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa from an independent third party. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

Net amortization of intangibles as an increase to net income will be as follows:

For the year ending December 31, 2007	$416
For the year ending December 31, 2008	484
For the year ending December 31, 2009	480
For the year ending December 31, 2010	553
For the year ending December 31, 2011	525
$2,458

21.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and classified as held-for-sale as of year-end are reflected in discontinued operations for all periods reported in the consolidated statements of income. The table below summarizes key financial results for these operations:

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$44,907	$52,640	$66,340
Operating expenses	(25,089)	(34,198)	(40,976)
Operating income	19,818	18,442	25,364
Interest expense, net	(12,511)	(14,484)	(15,743)
Costs associated with debt defeasance	(9,357)	-	-
Net (loss) income before impairment losses	(2,050)	3,958	9,621
Impairment losses on real estate	(65,230)	(16,393)	-
Net (loss) income from discontinued operations	$(67,280)	$(12,435)	$9,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The impairment losses recorded in 2006 primarily relate to two of our held-for-sale Mall assets. Montgomery Mall had impairment charges in 2006 of $56,994 and Eastland Mall in Charlotte, North Carolina of approximately $6,778. These charges were recorded based upon the Company’s decision to sell these assets. The facts and information available to the Company through the sales process assisted the Company in determining the value for these assets. The impairment losses recorded in 2005 relate to the Company’s decision to sell all but four of its remaining Community Center Properties.

22.	Subsequent Events

Effective January 1, 2007, the Company’s 401(k) plan qualifies as a safe harbor plan. The Company has committed to an employer contribution at a required level that will permit highly compensated employees to defer the maximum amount and the plan is automatically in compliance for actual deferral percentage (ADP) and actual contribution percentage (ACP) testing.

23.	Interim Financial Information (unaudited)

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$75,448	$73,211	$74,530	$86,075
Total revenues as previously reported	$83,859	$73,211	$74,530	$86,075
Operating income (loss)	$25,501	$24,922	$25,363	$(12,044)
Operating income (loss) as previously reported	$28,314	$24,922	$25,363	$(12,044)
Net (loss) income	$8,343	$(38,686)	$6,070	$(52,892)
Net (loss) income available to common shareholders	$3,984	$(43,045)	$1,710	$(57,251)
Earnings (loss) per share (diluted)	$0.11	$(1.17)	$0.05	$(1.56)

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$70,525	$73,098	$76,124	$80,279
Total revenues as previously reported	$79,573	$73,098	$76,124	$90,052
Operating income	$22,761	$22,989	$28,313	$31,931
Operating income as previously reported	$25,620	$22,985	$28,309	$35,016
Net (loss) income	$5,796	$3,279	$(2,342)	$14,117
Net (loss) income available to common shareholders	$1,437	$(1,080)	$(6,702)	$9,758
Earnings (loss) per share (diluted)	$0.04	$(0.03)	$(0.18)	$0.27

Total revenues and operating income (loss) for 2006 and 2005 are restated to reflect SFAS 144. Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations. The differences between revenues and revenues previously reported in interim financial statements in 2006 and 2005 relate to changes in property classification from continuing to discontinued operations.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
(dollars in thousands)

				Costs
				Capitalized
				Sub-
				sequent to	Gross Amounts at Which
		Initial Cost		Acquisition	Carried at Close of Period
											Life Upon Which
											Deprecia-tion in
			Buildings			Buildings			Date		Latest Statement
			and	Improve-		and		Accumu-	Construc-		of Opera-
	Encum-		Improve-	ments		Improve-		lated	tion		tions
Description and Location	brances		ments	and Adjust-		ments	Total	Deprecia-	Was	Date	is
of Property	[d]	Land	[a]	ments	Land [b]	[c]	[b] [c]	tion	Completed	Acquired	Computed

MALL PROPERTIES

Ashland Town Center
Ashland, KY	$24,809	$3,866	$21,454	$7,683	$4,144	$28,859	$33,003	$12,826	1989		[e]
Colonial Park Mall
Harrisburg, PA	$32,451	9,765	43,770	1,596	9,704	45,427	55,131	14,148		2003	[e]
Dayton Mall
Dayton, OH	$55,886	9,068	90,676	17,694	7,509	109,929	117,438	25,969		2002	[e]
Eastland Mall
Columbus, OH	$43,000	12,570	17,794	28,475	12,937	45,902	58,839	4,577		2003	[e]
Grand Central Mall
Parkersburg, WV	$47,815	3,961	41,135	37,389	3,961	78,524	82,485	25,420		1993	[e]
Great Mall of the Great Plains
Olathe, KS	$30,000	15,646	101,790	(39,229)	12,321	65,886	78,207	38,114	1999		[e]
Indian Mound Mall
Newark, OH	$-	892	19,497	12,695	773	32,311	33,084	17,193	1986		[e]
Jersey Gardens Mall
Elizabeth, NJ	$158,791	32,498	206,478	22,681	33,480	228,177	261,657	64,016	2000		[e]
Lloyd Center
Portland, OR	$133,256	47,737	115,219	44,719	47,737	159,938	207,675	33,996		1998	[e]
The Mall at Fairfield Commons
Beavercreek, OH	$109,232	5,438	102,914	21,825	7,696	122,481	130,177	43,614	1993		[e]
The Mall at Johnson City
Johnson City, TN	$38,787	4,462	39,439	3,320	4,405	42,816	47,221	12,267		2000	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
(dollars in thousands)

				Costs
				Capitalized
				Sub-
				sequent to	Gross Amounts at Which
		Initial Cost		Acquisition	Carried at Close of Period
											Life Upon Which
											Deprecia-tion in
			Buildings			Buildings			Date		Latest Statement
			and	Improve-		and		Accumu-	Construc-		of Opera-
	Encum-		Improve-	ments		Improve-		lated	tion		tions
Description and Location	brances		ments	and Adjust-		ments	Total	Deprecia-	Was	Date	is
of Property	[d]	Land	[a]	ments	Land [b]	[c]	[b] [c]	tion	Completed	Acquired	Computed
Morgantown Mall
Morgantown, WV	(g)	$1,273	$40,484	$5,050	$1,556	$45,251	$46,807	$19,187	1990		[e]
New Towne Mall
New Philadelphia, OH	$-	1,190	23,475	8,363	1,248	31,780	33,028	14,523	1988		[e]
Northtown Mall
Blaine, MN	$-	13,264	40,988	15,576	13,466	56,362	69,828	13,978		1998	[e]
Polaris Fashion Place
Columbus, OH	$142,129	36,687	167,251	4,611	38,661	169,888	208,549	28,964		2004	[e]
River Valley Mall
Lancaster, OH	$50,000	875	26,910	18,552	1,001	45,336	46,337	21,989	1987		[e]
Supermall of Great NW
Auburn, WA	$59,515	1,058	104,612	845	7,187	99,328	106,515	33,998		2002	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	7,532	3,298	30,950	34,248	12,320		1998	[e]
Westshore Plaza
Tampa, FL	$95,255	15,653	145,158	7,490	15,653	152,648	168,301	19,025		2003	[e]

COMMUNITY CENTERS

Knox Village Square
Mount Vernon, OH	$8,753	865	8,479	406	869	8,881	9,750	3,289	1992		[e]
Morgantown Commons
Morgantown, WV	(g)	175	7,549	12,652	-	20,376	20,376	6,511	1991		[e]
Ohio River Plaza
Gallipolis, OH	$-	502	6,373	655	461	7,069	7,530	2,827	1989		[e]
Polaris Town Center
Columbus, OH	$40,482	19,082	38,950	318	19,082	39,268	58,350	7,600		2004	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
(dollars in thousands)

				Costs
				Capitalized
				Sub-
				sequent to	Gross Amounts at Which
		Initial Cost		Acquisition	Carried at Close of Period
											Life Upon Which
											Deprecia-tion in
			Buildings			Buildings			Date		Latest Statement
			and	Improve-		and		Accumu-	Construc-		of Opera-
	Encum-		Improve-	ments		Improve-		lated	tion		tions
Description and Location	brances		ments	and Adjust-		ments	Total	Deprecia-	Was	Date	is
of Property	[d]	Land	[a]	ments	Land [b]	[c]	[b] [c]	tion	Completed	Acquired	Computed

CORPORATE ASSETS

Glimcher Properties Limited
Partnership	$-	$-	$1,780	$10,112	$-	$11,892	$11,892	$6,247			[e]
Lloyd Ice Rink
OEC	$-	-	-	56	-	56	56	39			[e]
University Mall Theater
OEC	$-	-	-	600	-	600	600	478			[e]

		$239,764	$1,435,654	$251,666	$247,149	$1,679,935	$1,927,084	$483,115

DEVELOPMENTS IN PROGRESS

Georgesville Square
Columbus, OH	$-	$-	$-	$725	$296	$429	$725
City Park
Cincinnati, OH	$-	-	-	10,946	-	10,946	10,946
Jersey Gardens Center
Elizabeth , NJ	$-	1,937	4,561	804	1,231	6,071	7,302
Meadowview Square
Kent, OH	$-	-	-	273	264	9	273
Dayton Streetscape
Dayton, OH	$-	-	-	-	-	12,206	12,206
Johnson City Redevelopment
Johnson City, TN	$-	-	-	-	3,925	2,085	6,010
GB Northtown
Blaine, MN	$-	-	-	-	-	4,698	4,698

Other Developments	$-	-	-	7,643	-	7,643	7,643	-

		$1,937	$4,561	$20,391	$5,716	$44,087	$49,803	$-

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
(dollars in thousands)

				Costs
				Capitalized
				Sub-
				sequent to	Gross Amounts at Which
		Initial Cost		Acquisition	Carried at Close of Period
											Life Upon Which
											Deprecia-tion in
			Buildings			Buildings			Date		Latest Statement
			and	Improve-		and		Accumu-	Construc-		of Opera-
	Encum-		Improve-	ments		Improve-		lated	tion		tions
Description and Location	brances		ments	and Adjust-		ments	Total	Deprecia-	Was	Date	is
of Property	[d]	Land	[a]	ments	Land [b]	[c]	[b] [c]	tion	Completed	Acquired	Computed

ASSETS HELD FOR SALE (h)

Almeda Mall
Houston, TX	(f)	$6,859	$16,034	$1,321	$7,621	$16,593	$24,214	$4,549		2002	[e]
Eastland Mall
Charlotte, NC	$43,766	5,357	47,860	(6,225)	5,315	41,677	46,992	5,143		2003	[e]
Montgomery Mall
Montgomery, AL	$25,000	10,382	60,311	(50,823)	4,455	15,415	19,870	15,415		1998	[e]
Northwest Mall
Houston, TX	(f)	9,114	12,820	1,119	9,928	13,125	23,053	3,225		2002	[e]
University Mall
Tampa, FL	$-	13,314	108,230	9,205	13,314	117,435	130,749	26,733		1997	[e]

		45,026	245,255	(45,403)	40,633	204,245	244,878	55,065

Total		$286,727	$1,685,470	$226,654	$293,498	$1,928,267	$2,221,765	$538,180

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2006.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2006.

(d)	See description of debt in Note 5 of Notes to consolidated financial statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives:
Buildings and improvements-40 years; equipment and fixtures-five to ten years.

(f)	Properties cross-collateralize the following loan:
	SAN Mall, L.P.	$33,020

(g)	Properties cross-collateralize the following loan:
	Morgantown Mall Associates Limited Partnership	$52,474

(h)
Properties were held for sale at December 31, 2006. The total for building and improvements for the assets held-for-sale excludes the deferred costs of $2,488 that appear on the consolidated balance sheet.

Reconciliation of Real Estate

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$2,211,614	$2,250,640	$2,092,202
Additions:
Improvements	79,512	109,159	32,684
Acquisitions	61,276	-	261,036
Deductions	(375,515)	(148,185)	(135,282)
Balance at close of year	$1,976,887	$2,211,614	$2,250,640

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2006	2005	2004

Balance at beginning of year	$470,397	$435,821	$394,870
Depreciation expense and other	70,281	72,472	95,463
Deductions	(57,563)	(37,896)	(54,512)
Balance at close of year	$483,115	$470,397	$435,821

The aggregate cost of land and buildings, improvements and equipment for federal income tax purposes is approximately $2,318,332.