Form 10-Q
period 2007-03-31
GLIMCHER REALTY TRUST
filed 2007-04-27
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 26, 2007, there were 37,108,858 Common Shares of Beneficial Interest (“Common Shares”) outstanding, par value $0.01 per share.

1 of 34 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	March 31, 2007	December 31, 2006
Investment in real estate:
Land	$250,041	$247,149
Buildings, improvements and equipment	1,691,061	1,679,935
Developments in progress	44,550	49,803
	1,985,652	1,976,887
Less accumulated depreciation	496,953	483,115
Property and equipment, net	1,488,699	1,493,772
Deferred costs, net	18,311	17,316
Real estate assets held-for-sale	192,857	192,301
Investment in and advances to unconsolidated real estate entities	73,830	70,416
Investment in real estate, net	1,773,697	1,773,805

Cash and cash equivalents	6,810	11,751
Non-real estate assets associated with discontinued operations	11,030	12,662
Restricted cash	11,455	12,132
Tenant accounts receivable, net	37,212	40,233
Deferred expenses, net	7,594	8,134
Prepaid and other assets	34,383	30,103
Total assets	$1,882,181	$1,888,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,198,760	$1,203,100
Mortgage notes payable associated with properties held-for-sale	76,424	101,786
Notes payable	319,000	272,000
Other liabilities associated with discontinued operations	2,750	3,926
Accounts payable and accrued expenses	46,523	57,520
Distributions payable	23,639	23,481
Total liabilities	1,667,096	1,661,813

Minority interest in operating partnership	842	1,772

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,104,099 and 36,776,365 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	371	368
Additional paid-in capital	552,880	547,036
Distributions in excess of accumulated earnings	(548,873)	(532,141)
Accumulated other comprehensive loss	(135)	(28)
Total shareholders’ equity	214,243	225,235
Total liabilities and shareholders’ equity	$1,882,181	$1,888,820

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2007	2006
Revenues:
Minimum rents	$47,062	$48,091
Percentage rents	1,479	1,064
Tenant reimbursements	22,600	21,652
Other	4,030	4,641
Total revenues	75,171	75,448

Expenses:
Property operating expenses	16,634	15,893
Real estate taxes	8,715	8,867
	25,349	24,760
Provision for doubtful accounts	919	991
Other operating expenses	1,661	1,862
Depreciation and amortization	17,652	18,255
General and administrative	4,596	4,079
Total expenses	50,177	49,947

Operating income	24,994	25,501

Interest income	130	105
Interest expense	22,993	20,874
Equity in income of unconsolidated entities, net	117	593
Income before minority interest in operating partnership and discontinued operations	2,248	5,325
Minority interest in operating partnership	83	337
Income from continuing operations	2,165	4,988
Discontinued operations:
(Loss) gain on sale of properties	(362)	1,717
Income from operations	3,664	1,638
Net income	5,467	8,343
Less: Preferred stock distributions	4,359	4,359
Net income available to common shareholders	$1,108	$3,984

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.05)	$0.02
Discontinued operations	$0.08	$0.08
Net income	$0.03	$0.11

Diluted:
Continuing operations	$(0.05)	$0.02
Discontinued operations	$0.08	$0.08
Net income	$0.03	$0.11

Weighted average common shares outstanding	36,803	36,499
Weighted average common shares and common share equivalent outstanding	40,326	40,026

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$5,467	$8,343
Other comprehensive (loss) income on derivative instruments, net	(107)	214
Comprehensive income	$5,360	$8,557

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,467	$8,343
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,376	1,239
Depreciation and amortization	17,654	20,130
Loan fee amortization	539	646
Income of unconsolidated entities, net	(117)	(593)
Capitalized development costs charged to expense	14	68
Minority interest in operating partnership	83	337
Return of minority interest share of earnings	(83)	(337)
Operating advance to joint venture	(699)	-
Loss (gain) on sales of properties - discontinued operations	362	(1,717)
Gain on sales of outparcels	-	(191)
Stock option related expense	368	152
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,918	3,142
Prepaid and other assets	(3,154)	(2,687)
Accounts payables and accrued expenses	(5,126)	(8,385)

Net cash provided by operating activities	18,602	20,147

Cash flows from investing activities:
Additions to investment in real estate	(19,793)	(17,612)
Acquisition of property	-	(55,715)
Contribution from joint venture partner	-	11,257
Investment in unconsolidated entities	(2,715)	(77)
Proceeds from sale of assets	90	12,535
Proceeds from sale of outparcels	-	320
Withdrawals from restricted cash	1,789	4,437
Additions to deferred expenses	(2,719)	(589)

Net cash used in investing activities	(23,348)	(45,444)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	47,000	24,000
Deferred financing costs	(9)	-
Proceeds from issuance of mortgage notes payable	-	65,330
Principal payments on mortgage and other notes payable	(29,702)	(34,794)
Dividend reinvestment and share purchase plan	5,914	976
Cash distributions	(23,398)	(23,072)

Net cash (used in) provided by financing activities	(195)	32,440

Net change in cash and cash equivalents	(4,941)	7,143

Cash and cash equivalents, at beginning of period	11,751	7,821

Cash and cash equivalents, at end of period	$6,810	$14,964

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At March 31, 2007, the Company owned and operated a total of 30 Properties consisting of 26 Malls (24 wholly-owned and 2 partially owned through a joint venture) and 4 Community Centers. The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of March 31, 2007, GRT was a limited partner in GPLP with a 92.0% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2006.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected future cash flows are less than the carrying amount for a particular Property. Management concluded no impairment adjustment was required at March 31, 2007. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

The aggregate value of other acquired intangible assets include tenant relationships. Factors considered by management in assigning a value to these relationships include: assumptions relating to the probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located. The value assigned to this intangible asset is amortized over the average life of the relationship.

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

Investment in Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123 “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is expensed over the requisite service period (usually the vesting period) beginning the first quarter of 2006 for awards issued after June 15, 2005. Upon the adoption of SFAS No. 123(R), the Company did not experience a material impact on its financial position and results of operations.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $4,743 and $13,645 as of March 31, 2007 and December 31, 2006, respectively.

Share distributions of $17,840 and $17,682 had been declared but not paid as of March 31, 2007 and December 31, 2006, respectively. Operating Partnership distributions of $1,440 had been declared but not paid as of March 31, 2007 and December 31, 2006. 8.75% Series F Cumulative Preferred Shares of Beneficial Interest distributions of $1,313 had been declared but not paid as of March 31, 2007 and December 31, 2006. 8.125% Series G Cumulative Preferred Shares of Beneficial Interest distributions of $3,046 had been declared but not paid as of March 31, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and it did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company does not anticipate a material impact to the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under generally accepted accounting principles. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. The Company does not plan on early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the statement of income required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2007 presentation.

3.	Real Estate Assets Held-For-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At March 31, 2007 and December 31, 2006, five of the Company’s Properties were classified as held-for-sale. In addition to classifying these properties as held-for-sale, the financial results, including any impairment charges for these properties, are reported as discontinued operations in the Consolidated Statement of Income and the net book value of the assets are reflected as held-for-sale on the balance sheet. During the first quarter of 2006, the Company sold four Properties and no Properties were sold in the first quarter of 2007. No adjustments were made during the quarter to impairment charges in either period presented below. The table below provides information on the held-for-sale assets.

	For the Three Months Ended March 31,
	2007	2006
Number of Properties sold	-	4
Number of Properties held-for-sale	5	4
Real estate assets held-for-sale	$192,857	$62,967
Mortgage notes payable associated with properties held-for-sale	$76,424	$52,027

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of March 31, 2007 consists of an investment in three separate joint venture arrangements (the “Ventures”). The Company evaluated each of the Ventures individually and determined that control was shared between the Company and its venture partner. Therefore, the Ventures do not qualify as VIE’s. The Company concluded that the Ventures would be accounted for under the equity method of accounting. A description of each of the Ventures is provided below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	ORC Venture

Consists of a 52% interest held by GPLP in a joint venture with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The ORC Venture acquired the Company’s two joint venture Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”). The ORC Venture acquired Puente from an independent third party in December 2005 and acquired Tulsa from GPLP in March 2006.

•	Scottsdale Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of The Wolff Company (“Wolff”). The purpose of the venture is to build the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed on September 6, 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 27,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above. Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $423 and $526 for these services for the three months ended March 31, 2007 and 2006, respectively.

The net income for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

BALANCE SHEET	March 31, 2007	December 31, 2006

Assets:
Investment properties at cost, net	$244,099	$236,744
Intangible assets (1)	12,191	12,855
Other assets	26,914	28,559
Total assets	$283,204	$278,158

Liabilities and members’ equity:
Mortgage notes payable	$121,767	$122,099
Intangibles (2)	12,856	13,634
Other liabilities	6,731	4,827
	141,354	140,560
Members’ equity	141,850	137,598
Total liabilities and members equity	$283,204	$278,158

Operating Partnership’s share of member’s equity	$73,046	$70,793

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $522 and $566 for above-market acquired leases as of March 31, 2007 and December 31, 2006, respectively, and $13,378 and $14,200 for below-market acquired leases as of March 31, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Members’ Equity to Company Investment in Unconsolidated Entities:

	March 31, 2007	December 31, 2006
Members’ equity	$73,046	$70,793
Advances and additional costs	784	(377)
Investment in unconsolidated entities	$73,830	$70,416

	For the Three Months Ended
Statements of Income	March 31, 2007	March 31, 2006

Total revenues	$8,137	$7,245
Operating expenses	3,928	2,953
Depreciation and amortization	2,291	1,832
Operating income	1,918	2,460
Other expenses, net	3	5
Interest expense, net	1,683	1,314
Net income	232	1,141
Preferred dividend	8	-
Net income available from the Company’s joint ventures	$224	$1,141

GPLP’s share of income from joint ventures	$117	$593

5.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components.

Accounts Receivable - Assets Held-For-Investment	March 31, 2007	December 31, 2006

Billed receivables	$10,795	$14,333
Straight-line receivables	21,767	22,132
Unbilled receivables	10,581	9,553
Less: allowance for doubtful accounts	(5,931)	(5,785)
Net accounts receivable	$37,212	$40,233

Accounts Receivable - Assets Held-For-Sale (1)	March 31, 2007	December 31, 2006

Billed receivables	$6,687	$6,429
Straight-line receivables	2,175	2,279
Unbilled receivables	1,101	1,142
Less: allowance for doubtful accounts	(2,999)	(2,613)
Net accounts receivable	$6,964	$7,237

(1)	Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of March 31, 2007 and December 31, 2006 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2007	2006	2007	2006
Fixed Rate:
SAN Mall, LP (n)	$32,878	$33,020	8.35%	8.35%	(m)	(a)	$32,615	(f)
Colonial Park Mall, LP	32,305	32,451	7.73%	7.73%	(m)	(a)	$32,033	(f)
Mount Vernon Venture, LLC	8,722	8,753	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (n)	43,546	43,766	7.84%	7.84%	(m)	(a)	$42,302	(g)
Morgantown Mall Associates, LP	52,226	52,474	6.89%	6.89%	(m)	(a)	$50,823	(g)
GM Olathe, LLC	30,000	30,000	6.35%	6.35%	(l)	(b)	$30,000	January 12, 2009
Grand Central, LP	47,605	47,815	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,663	38,787	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,346	40,482	8.20%	8.20%	(m)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,672	24,809	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	55,652	55,886	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	94,839	95,255	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	141,506	142,129	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	132,695	133,256	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	158,100	158,791	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	108,787	109,232	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	59,284	59,515	7.54%	7.54%	(m)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(d)	$38,057	December 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(e)	$19,000	November 1, 2028
	1,273,826	1,278,421

Other:
Fair value adjustment -
Polaris Center, LLC	1,358	1,465
Extinguished debt (n)	-	25,000		7.03%

Total Mortgage Notes Payable:	$1,275,184	$1,304,886

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(e)	The loan requires semi-annual payments of interest.
(f)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 6.35%.
(m)	Interest rate escalates after optional prepayment date.
(n)	Mortgage notes payable associated with properties held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties owned by the respective entities with net book values of $1,433,275 and $1,444,186 at March 31, 2007 and December 31, 2006, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company is in compliance with all covenants at March 31, 2007. Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers San Mall, LP and Morgantown Mall Associates, LP. Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool. Additionally, $30,000 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of March 31, 2007.

7.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions. It is expandable to $600,000, provided there is no default under the Credit Facility and one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the Credit Facility. The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio. Management believes the Company is in compliance with all covenants under the Credit Facility as of March 31, 2007.

At March 31, 2007, the outstanding balance on the Credit Facility was $319,000. Additionally, $20,150 of the Credit Facility’s outstanding balance represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of March 31, 2007, the unused balance of the Credit Facility available to the Company was $130,850 and the interest rate was 6.37%.

At December 31, 2006, the outstanding balance on the Credit Facility was $272,000. Additionally, $20,150 of the Credit Facility’s outstanding balance represented a holdback on the available balance for letters of credit issued under the Credit Facility. As of December 31, 2006, the unused balance of the Credit Facility available to the Company was $177,850 and the interest rate was 6.40%.

8.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” During the three months ended March 31, 2007, the Company recognized additional other comprehensive loss of $107 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2007, net of $(76) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(9) in minority interest participation. During the three months ended March 31, 2006, the Company recognized additional other comprehensive income of $214 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2006, net of $14 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $18 in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with the variability of interest rates that might impact the Company’s cash flows and results of operations. Our hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows. The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2007. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate, or market risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap - Cash Flow	$30,000	4.7025%	January 15, 2008	$112
Swap - Cash Flow	$35,000	5.2285%	August 15, 2008	$(122)
Swap - Cash Flow	$35,000	5.2285%	August 15, 2008	$(122)

The derivative instruments were reported at their fair value of $(132) and $(16) in accounts payable and accrued expenses at March 31, 2007 and December 31, 2006, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified in 2007. This reclassification will correlate with the recognition of the hedged interest payments in earnings. There was no hedge ineffectiveness during the three months ended March 31, 2007.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost and termination cost are used to determine fair value.

9.	Stock Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”). Shares issued for the year ended December 31, 2005 vest in one-third installments over a period of three years commencing on the one-year anniversary of the grant date for the recipient’s award. Shares issued for the years ended December 31, 2006 and 2007 vest in one-third installments over a period of five years beginning on the third anniversary of the grant date. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the three months ending March 31, 2007, 40,300 shares of restricted Common Stock were granted. For the years ended December 31, 2006 and 2005, 58,322 and 56,666 shares of restricted Common Stock were granted, respectively. The related compensation expense recorded for the three months ended March 31, 2007 and 2006 was $183 and $77, respectively. The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods is $2,612 and $992 as of March 31, 2007 and 2006, respectively.

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”). At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers. The total number of performance shares allocated to all participants was 96,700. The issuance of the performance shares is subject to the Company achieving the performance measures described below.

Whether a participant receives performance shares under the Incentive Plan is determined by: (i) the outcome of the Company’s total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the Common Shares of a selected group of sixteen retail oriented real estate investment companies (the “Peer Group”) and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”). TSR is calculated as a percentage equal to the price appreciation of the Company’s Common Shares during the Performance Period plus dividends paid (on a cumulative reinvested basis).

Under the Incentive Plan, if the Company satisfies the Dividend Criterion, then a participant may be eligible to receive between 0% - 200% of their respective allocated performance shares following the conclusion of the Performance Period based upon the Company’s TSR during the Performance Period as compared to the Peer Group. Any performance shares issued under the Incentive Plan will be granted from the shares reserved for issuance under the 2004 Plan, pursuant to its terms and conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The compensation costs recorded relating to the Incentive Plan have been calculated in accordance with SFAS No. 123(R). The fair value of the unearned performance share portion award was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.

The fair value of the shares under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,817 that is expected to be recognized over the Performance Period. For the three months ending March 31, 2007, $53 was recorded as compensation expense related to the Incentive Plan.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant through the tenth anniversary of such date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $132 and $75 for the three months ended March 31, 2007 and 2006, respectively.

10.	Commitments and Contingencies

At March 31, 2007, there were 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2007 was $81,334 based upon a per unit value of $27.15 at March 31, 2007 (based upon a five-day average of the Common Stock price from March 23, 2007 to March 29, 2007).

The Company has reserved $685 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Earnings Per Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Income from continuing operations	$2,165			$4,988
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	248			260
(Loss) income from continuing operations	$(1,946)	36,803	$(0.05)	$889	36,499	$0.02

Discontinued operations	$3,302			$3,355
Minority interest adjustments (1)	(248)			(260)
Discontinued operations	$3,054	36,803	$0.08	$3,095	36,499	$0.08

Diluted EPS:
Income from continuing operations	$2,165	36,803		$4,988	36,499
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	83			337
Operating Partnership Units		2,996			3,083
Options		432			424
Restricted Common Shares		95			20

(Loss) income from continuing operations	$(2,111)	40,326	$(0.05)	$966	40,026	$0.02

Discontinued operations	$3,302		$0.08	$3,355		$0.08

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

There were no options with exercise prices greater than the average share prices for the periods presented.

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held-for-sale as of March 31, 2007 are reflected in discontinued operations for all periods reported in the consolidated statements of income. In the consolidated balance sheet the assets and liabilities associated with discontinued operations are segregated. The table below summarizes key financial results and data for these operations:

	For the Three Months Ended March 31,
	2007	2006
Revenues	$10,383	$11,975
Operating expense	(5,085)	(7,071)
Operating income	5,298	4,904
Interest expense, net	(1,634)	(3,266)
Net income from discontinued operations	$3,664	$1,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The Company has finalized the allocation of the purchase price for properties acquired through March 31, 2007 and no material adjustments have been made to the original allocations.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Columbus, Ohio, Polaris Fashion Place and Polaris Towne Center, are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951, and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 10.1 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of the 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $217 and $73 for the three months ended March 31, 2007 and 2006, respectively. The net book value of the above-market leases is $4,483 and $4,689 as of March 31, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $11,586 and $12,091 as of March 31, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,087 and $3,169 as of March 31, 2007 and December 31, 2006, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa from an independent third party. The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

14.	Related Party Transactions

In the first quarter of 2007, GRT entered into a consulting agreement (the “Agreement”) with Philip G. Barach, a member of the GRT Board of Trustees (the “Board”). The term of the agreement commences on the date immediately following the earlier of: (i) Mr. Barach’s resignation from the Board or (ii) the expiration of Mr. Barach’s current term as a member of the Board and shall remain in full force and effect for a period of one year thereafter (the “Term”). Pursuant to the Agreement, GRT shall pay a consulting fee of $120 of which (i) $60 shall be due and payable upon the first business day of the month following commencement of the Term and (ii) the balance of which shall be payable in twelve equal monthly installments of $5 each, commencing upon the first business day of the month following commencement of the Term. Upon execution of the Agreement, GRT paid Mr. Barach $14 for reimbursement of expenses incurred by Mr. Barach during his tenure as a Class I Trustee and will also reimburse Mr. Barach for reasonable travel expenses incurred by him in rendering services under the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and redevelopment of properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, increases in and/or new impairment charges, loss of key personnel, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein) may be restricted, failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering. The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest. We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). As of March 31, 2007, we owned interests in and managed 30 Properties, consisting of 26 Malls (2 of which are partially owned through a joint venture) and 4 Community Centers located in 16 states. The Properties contain an aggregate of approximately 24.9 million square feet of gross leasable area (“GLA”) of which approximately 91.9% was occupied at March 31, 2007.

Our primary business objective is to achieve growth in net income and Funds From Operations (“FFO”) by developing and acquiring retail properties, by improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties, and by maintaining high occupancy rates, increasing minimum rents per square-foot of GLA, and aggressively controlling costs.

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

•	Capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and re-deploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low costs.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees and our independent registered public accountants. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements. No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2006.

Funds from Operations (“FFO”)

Our consolidated financial statements have been prepared in accordance with GAAP. We have indicated that FFO is a key measure of financial performance. FFO is an important and widely used financial measure of operating performance in our industry, which we believe provides important information to investors and a relevant basis for comparison among REITs.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common shareholders	$1,108	$3,984
Add back (less):
Real estate depreciation and amortization	17,259	19,513
Equity in income of unconsolidated entities	(117)	(593)
Pro-rata share of joint venture funds from operations	1,301	1,546
Minority interest in operating partnership	83	337
Loss (gain) on sales of properties	362	(1,717)
Funds from operations	$19,996	$23,070

FFO decreased 13.3% or $3.1 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Contributing to this decrease was a $1.5 million decrease in termination income, higher general and administrative expenses of $517,000, a $525,000 decrease from straight-line rents and increased interest expense of $499,000. These decreases were partially offset by a $477,000 increase to overage rents.

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Total revenues decreased 0.4%, or $277,000, for the three months ended March 31, 2007 compared to the same period last year. Percentage rents increased 39.0%, or $415,000, for the three months ended March 31, 2007 compared to March 31, 2006, primarily due to improved performance at our Malls.

Minimum rents

Minimum rents decreased 2.1%, or $1.0 million, for the three months ended March 31, 2007 compared to the same period last year. The decrease is primarily due to a decrease in lease termination income of $1.1 million from the prior year.

Tenant reimbursements

Tenant reimbursements reflect an increase of 4.4%, or $948,000, for the three months ended March 31, 2007. This is due to an increase of $589,000 in reimbursable expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and a 170-basis point improvement in recovery rates.

Other revenues

Other revenues decreased 13.2%, or $611,000, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. There were no outparcel sales in the current period compared to $320,000 of outparcel sales in the prior year. Components of other revenue are shown below (in thousands):

	Three Months Ended March 31,
	2007	2006	Inc. (Dec.)
Licensing agreement income	$2,071	$2,146	$(75)
Outparcel sales	-	320	(320)
Sponsorship income	222	211	11
Management fees	491	591	(100)
Other	1,246	1,373	(127)
Total	$4,030	$4,641	$(611)

Expenses

Total expenses increased 0.5%, or $230,000, for the three months ended March 31, 2007 compared to the same period last year. Property operating expenses and real estate taxes increased $589,000, the provision for doubtful accounts decreased $72,000, other operating expenses decreased $201,000, depreciation and amortization decreased $603,000, and general and administrative costs increased $517,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 2.4%, or $589,000, for the three months ended March 31, 2007 compared to the same period last year. Real estate taxes decreased $152,000, or 1.7%.

Property operating expenses increased $741,000, or 4.7% for the three months ended March 31, 2007. Insurance expense increased $467,000 as a result of increased insurance premiums for property and casualty insurance across all Properties with the most significant increases for our Florida and California Properties. Increased salaries accounted for approximately $258,000 of the total increase in property operating expense.

Provision for doubtful accounts

The provision for doubtful accounts was $919,000 for the three months ended March 31, 2007 and $991,000 for the corresponding period in 2006. The provision represented 1.2% of revenues in 2007 and 1.3% of revenues in 2006 (related to our continuing operations), respectively. We have recorded a total provision for doubtful accounts (including discontinued operations) of $1.4 million in 2007 compared to $1.2 million in 2006.

Other operating expenses

Other operating expenses were $1.7 million for the three months ended March 31, 2007 compared to $1.9 million for the corresponding period in 2006. Cost associated with outparcel sales decreased $122,000, primarily due to costs associated with the outparcel sale at the Georgesville Square Property during the first quarter of 2006 and the lack of any outparcel sales during the corresponding period during 2007. Legal expenses at our Properties decreased for the three months ended March 31, 2007 compared to the same period in 2006 by $205,000.

Depreciation and amortization

Depreciation expense decreased for the three months ended March 31, 2007 by $603,000, or 3.3%. The decreases were spread across the portfolio.

General and administrative

General and administrative expense was $4.6 million for the three months ended March 31, 2007 compared to $4.1 million for the three months ended March 31, 2006. Merit salary increases and new management positions caused an increase over 2006 of $226,000. Professional fees increased $106,000, and the majority of the remaining difference can be attributed to third party consultation relating to new proxy rules as well as an increase in expenses relating to our annual management conference.

Interest expense/capitalized interest

Interest expense increased 10.2%, or $2.1 million for the three months ended March 31, 2007. The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended March 31,
	2007	2006	Inc. (Dec.)
Average loan balance (continuing operations)	$1,508,955	$1,369,337	$139,618
Average rate	6.12%	6.08%	0.04%

Total interest	$23,087	$20,814	$2,273
Amortization of loan fees	492	552	(60)
Capitalized interest and other, net	(586)	(492)	(94)
Interest expense	$22,993	$20,874	$2,119

The increase in the “Average loan balance” was primarily the result of funding acquisitions, capital improvements, and the Company’s redevelopment program. The variance in “Capitalized interest and other, net” was also primarily due to increased construction activity.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $224,000 compared to $1,141,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in net income available from joint ventures was due to increased depreciation expense of $459,000 and decreased lease termination income (and the related adjustments to the below-market intangible for the terminated leases) of $478,000. The net income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”) for the three months ended March 31, 2007 and March 31, 2006, respectively, for these Properties held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands).

	Three Months Ending March 31,
	2007	2006
Net income available from joint ventures	$224	$1,141
Add back :
Real estate depreciation and amortization	2,277	$1,832
Funds from operations	$2,501	$2,973

Pro-rata share of joint venture funds from operations	$1,301	$1,546

Discontinued Operations

We sold four Community Center Properties in the first quarter of 2006 for a net gain of $1.7 million. No Properties were sold during the first quarter of 2007. The loss on sale of properties recorded in the first quarter of 2007 relates to costs associated with properties sold in previous periods. At March 31, 2007, we had five Properties classified as held-for-sale. Income from discontinued operations for the periods reported has increased from $1.6 million in the first quarter of 2006 to $3.7 million in the first quarter of 2007. The primary reason for the increased income is a decrease in expenses due to the suspension of depreciation once these assets were classified as held-for-sale. Total revenues for discontinued operations were $10.4 million and $12.0 million for the three months ended March 31, 2007 and 2006, respectively.

Current Status of Mall Disposition Program

•
University Mall (Tampa, Florida) - the Company’s previously announced contract to the sell the property has been terminated and a new contract has been executed (sales price of approximately $145 million) with the same buyer. The Company expects to sell the asset in the second quarter of 2007 at a significant gain.

•
Almeda Mall (Houston, Texas) - the Company has a contract to sell this property for approximately $40 million and expects to close the transaction in July 2007. Prior to the sale, the Company plans to pay off the existing mortgage debt without any significant pre-payment charges.

•	Montgomery Mall (Montgomery, Alabama) - the Company has a contract to sell this property for approximately $4.5 million and expects to close the transaction in May 2007.

•	Northwest Mall (Houston, Texas) - the Company remains committed to sell this property and is in discussion with interested buyers.

•	Eastland Mall (Charlotte, North Carolina) - the Company has a contract to sell this property subject to certain contingencies related to a loan assumption.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements and dividend requirements for our preferred shares, Common Shares and units of partnership interest in the Operating Partnership (“OP Units”). We anticipate that these needs will be met with cash flows provided by operations.

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

At March 31, 2007, the Company’s total-debt-to-total-market capitalization was 55.2%, compared to 55.3% at December 31, 2006. We are working to maintain this ratio in the mid-fifty percent range. We expect to utilize the proceeds from future asset sales to reduce debt and, to the extent that market capitalization remains in the current range, to acquire additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	March 31, 2007	December 31, 2006
Stock Price (end of period)	$27.02	$26.71
Market Capitalization Ratio:
Common Shares outstanding	37,104	36,776
OP Units outstanding	2,996	2,996
Total Common Shares and OP Units outstanding at end of period	40,100	39,772

Market capitalization - Common Shares outstanding	$1,002,550	$982,287
Market capitalization - OP Units outstanding	80,953	80,023
Market capitalization - Preferred Shares	210,000	210,000
Total debt (end of period)	1,594,184	1,576,886
Total market capitalization	$2,887,687	$2,849,196

Total debt / total market capitalization	55.2%	55.3%

Total debt/total market capitalization including share of joint venture	56.2%	56.3%

Capital Resource Availability

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition, its initial acquisition. The ORC Venture utilized $11.3 million of the $200 million to acquire Tulsa from GPLP and $188.7 million remains. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. Under these agreements, we will be entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the three months ended March 31, 2007

Net cash provided by operating activities was $18.6 million for the quarter ended March 31, 2007.

Net cash used in investing activities was $23.3 million for the quarter ended March 31, 2007. During the first quarter we spent $19.8 million on our investment in real estate. Of this amount $5.8 million was spent constructing additional GLA primarily at The Mall at Johnson City, The Dayton Mall and Northtown Mall. We also spent $8.2 million on renovations with no incremental GLA, primarily at Lloyd Center. Furthermore we spent $4.1 million to re-tenant existing space. The remaining amounts were spent on operational capital expenditures. We also invested $2.7 million relating to development with respect to projects in joint ventures. The majority of this was spent to fund Puente’s ongoing redevelopment program.

Net cash used in financing activities was $195,000. During the first quarter we repaid $29.7 million for principal payments on existing mortgage debt. The majority of this amount consisted of the extinguishment of the $25.0 million mortgage associated with Montgomery Mall. We also paid $23.4 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares. Offsetting these decreases to cash, we received $47.0 million from our credit facility (“Credit Facility”). These proceeds were primarily used to fund the numerous redevelopment and joint venture investment activities that are currently ongoing as well the extinguishment of the $25.0 million mortgage associated with Montgomery Mall.

For the three months ended March 31, 2006

Net cash provided by operating activities was $20.1 million for the quarter ended March 31, 2006.

Net cash used in investing activities was $45.4 million for the quarter ended March 31, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. Also, we paid $17.6 million towards our investment in real estate. Of this amount, $11.5 million was spent on constructing additional GLA and interior renovations, primarily at The Dayton Mall, Eastland Mall in Columbus, Ohio and Lloyd Center. We also spent $4.2 million on tenant improvements relating to new tenants entering existing spaces and $1.1 million to primarily acquire additional outparcels at River Valley Mall. The remaining amounts were spent on operational capital expenditures. Offsetting this was the receipt of $12.5 million in connection with the sale of four non-strategic Community Center assets.

Net cash provided by financing activities was $32.4 million for the quarter ended March 31, 2006. During the first quarter ended March 31, 2006, we received $65.3 million from the issuance of new mortgage debt. This increase was driven from the $35.0 million mortgage associated with the purchase of Tulsa and the new $30.0 million note associated with The Great Mall of The Great Plains. Also, we received $24.0 million in net proceeds from our Credit Facility. Offsetting these increases to cash were principal payments of $34.8 million. During the first quarter of 2006, we repaid the $30.0 million mortgage associated with The Great Mall of The Great Plains as well as scheduled principal amortization payments. We also paid $23.1 million in distributions to our Common Share, OP Unit and preferred shareholders.

Financing Activity - Consolidated

Total debt increased by $17.3 million during the three months ended March 31, 2007. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2006	$1,304,886	$272,000	$1,576,886
Repayment of debt	(25,000)	-	(25,000)
Debt amortization payments in 2007	(4,595)	-	(4,595)
Amortization of fair value adjustment	(107)	-	(107)
Net borrowings, Credit Facility	-	47,000	47,000
March 31, 2007	$1,275,184	$319,000	$1,594,184

During the first three months of 2007, we increased our net borrowings under our Credit Facility and made recurring principle payments on our fixed rate debt. We also paid off $25 million of variable rate debt associated with Montgomery Mall.

At March 31, 2007, our mortgage notes payable were collateralized with first mortgage liens on 22 Properties having a net book value of $1,433.3 million. We also owned 6 unencumbered Properties and other corporate assets having a net book value of $245.3 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants. Under the cross-default provisions, a default under a single mortgage that is cross-collateralized may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan. Properties which are subject to cross-default provisions have a total net book value of $80.5 million and represent one Community Center and three Malls. Properties subject to such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $41.0 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $39.5 million.

Financing Activity - Joint Ventures

Within the ORC Venture, the total debt decreased by $0.3 million during the first three months of 2007. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT Share
	Notes	(52%)
December 31, 2006	$122,099	$63,492
Debt amortization payments in 2007	(381)	(198)
Amortization of fair value adjustment	49	25
March 31, 2007	$121,767	$63,319

At March 31, 2007, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $247.2 million.

We also had joint venture interests in an unencumbered real estate parcel connected with our development in Surprise, Arizona (“Surprise Venture”) having a net book value of $3.5 million at March 31, 2007.

Contractual Obligations and Commercial Commitments

Consolidated Obligations and Commitments

At March 31, 2007, we had the following obligations relating to dividend distributions. In the first quarter of 2007, the Company declared distributions of $0.4808 per Common Share ($19.3 million), to be paid during the second quarter of 2007. Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity. However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date. Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date. The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $8.7 million and $26.1 million, respectively.

Lease obligations include both our capital and operating lease obligations. Capital lease obligations are for security equipment and generators at various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet. Operating lease obligations are for office space, ground leases, phone system, office equipment, computer equipment and other miscellaneous items. The obligation for these leases at March 31, 2007 was $1.9 million.

At March 31, 2007, we had executed leases committing to $13.0 million in tenant allowances. The leases will generate gross rents of approximately $50.9 million over the original lease term. Purchase obligations of $10.8 million relate primarily to construction contract commitments.

At March 31, 2007, there were 3.0 million OP Units outstanding. These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance. The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit. The fair value of the OP Units outstanding at March 31, 2007 is $81.3 million based upon a per unit value of $27.15 at March 31, 2007 (based upon a five-day average of the Common Stock price from March 23, 2007 to March 29, 2007).

Commercial Commitments

The Credit Facility terms are discussed in Note 7 to the consolidated financial statements. We have standby letters of credit for utility deposits ($150,000) with respect to The Great Mall of The Great Plains.

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Venture, a joint venture between GPLP and Vanguard City Home, an affiliate of the Wolff Company. The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member. LLC Co. will coordinate and manage the construction of the Scottsdale Crossing development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona. GPLP has made an initial capital contribution of approximately $10.3 million to LLC Co. and holds a 50% interest in LLC Co. Upon completion of the Scottsdale Crossing development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Crossing development. Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit: LLC Co. has provided a letter of credit in the amount of $20 million to serve as security for the construction at the Scottsdale Crossing development. LLC Co. shall maintain the letter of credit until substantial completion of the construction of the Scottsdale Crossing development occurs.

o
Lease Payment: LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture. The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”). Additionally, LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: i) to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term, ii) as security for LLC Co.’s performance under the ground lease, and iii) in the event of LLC Co.’s default, to pay Base Rent or additional rent under the ground lease for the first forty-seven months of the ground lease’s initial term as well as any other charges related to a LLC Co.’s default under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co. A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

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

We plan to invest up to $60.0 million in redevelopment and development activity in 2007. We also plan to invest a total of $22.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2007. In the first three months of 2007, we spent $5.8 million for redevelopment activities, $8.2 million for renovations, $4.1 million for tenant improvements, and $774,000 for operational needs.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio. We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

Malls

In 2006, we added a lifestyle retail component to The Dayton Mall in Dayton, Ohio, further enhancing the strong market share already enjoyed by this Property. The Dayton Mall project includes a façade renovation and the addition of approximately 100,000 square feet of new retail GLA in a new open-air center and additional outward-facing retail stores. This addition was approximately 70% occupied at March 31, 2007 and is anticipated to be more than 80% occupied upon the opening of several new retail stores committed for 2007.

The redevelopment project at Polaris Fashion Place, located in Columbus, Ohio, centers around replacement of a former Kauffman’s anchor store. We plan to purchase the former Kauffman’s anchor store from Federated Department Stores, Inc. and redevelop the space with an outward facing “Main Street Retail” style component.

Our redevelopment work has been completed at Northtown Mall in Blaine, Minnesota. The expansion project included tripling the size of the food court, installing new exterior signage, adding a new 10,000 square foot freestanding building and demolishing a vacant anchor store in order to replace it with a new Home Depot store, which opened in the first quarter of 2007.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee. We plan to construct a new Dick’s Sporting Goods store that is anticipated to open in the second quarter of 2008. In addition, we plan to complete a store remodeling and add approximately 35,000 square feet to the JCPenney anchor store.

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

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended March 31, 2007. The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended March 31, 2007.

	Wholly-Owned		Total Mall Properties
	Mall Properties		Including Joint Ventures
	Average	Same Store	Average	Same Store
	Sales PSF	% Change	Sales PSF	% Change
Anchors	$131	0.3%	$129	0.2%
Stores (1)	$350	1.9%	$345	1.9%
Total	$235	0.3%	$234	0.3%

(1)	Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents. Average Mall store sales for our wholly-owned Properties for the twelve months ended March 31, 2007 were $350 per square foot, a 3.2% improvement from the $339 per square foot reported for the twelve months ended March 31, 2006. Comparable stores sales, which include only those stores open for the twelve months ended March 31, 2007 and the same period of 2006, were also positive with a 1.9% increase.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
Wholly-owned Malls:
Mall Anchors	93.6%	93.9%	94.2%	95.3%	95.0%
Mall Stores	89.2%	91.7%	89.0%	87.9%	87.3%
Total Mall Portfolio	92.0%	93.1%	92.3%	92.6%	92.3%

Mall Portfolio including Joint Ventures:
Mall Anchors	94.1%	94.3%	94.6%	95.7%	95.5%
Mall Stores	89.1%	91.5%	88.6%	87.3%	86.5%
Total Mall Portfolio	92.3%	93.3%	92.4%	92.7%	92.3%

Community Centers:
Community Center Anchors	81.1%	81.1%	70.6%	68.7%	73.6%
Community Center Stores	85.5%	85.2%	85.2%	80.6%	79.7%
Total Community Center Portfolio	82.2%	82.2%	74.2%	71.3%	75.1%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

Mall store occupancy for our wholly-owned Malls decreased to 89.2% at March 31, 2007 from 91.7% at December 31, 2006, but has increased from March 31, 2006 by 190 basis points. The decrease since year-end is due to the seasonality of the Malls after the holiday season. Our leasing results were strong in the first quarter of 2007 with 17% more square feet of Mall store leases signed than in the first quarter of 2006, with average rents above our portfolio average.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and it did not have a material impact on its financial position and results of operations from adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company does not anticipate a material impact to the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. The Company does not plan on early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt. At March 31, 2007, approximately 84.4% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.4 years and a weighted-average interest rate of approximately 6.3%. At December 31, 2006, approximately 85.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.7 years, and a weighted-average interest rate of approximately 6.3%. The remainder of our debt at March 31, 2007 and December 31, 2006, bears interest at variable rates with weighted-average interest rates of approximately 6.5% and 6.6%, respectively.

At March 31, 2007 and December 31, 2006, the fair value of our debt (excluding our Credit Facility) was $1,257.0 million and $1,282.0 million, respectively, compared to its carrying amounts of $1,275.2 million and $1,304.9 million, respectively.  Our combined future earnings, cash flows, and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2007 and 2006, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.6 million and $0.6 million, respectively, for the quarter. Also, the fair value of our debt would decrease by approximately $52.4 million and $54.3 million, at March 31, 2007 and December 31, 2006, respectively. A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.6 million and $0.6 million, for the quarter ended March 31, 2007 and 2006, respectively, and increase the fair value of our debt by approximately $55.7 million and $57.8 million, at March 31, 2007 and December 31, 2006, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On April 25, 2007, University Mall Limited Partnership (“UMLP”), an affiliate of GRT, and Somera Capital Management, LLC (the “Somera”) executed a Sale and Purchase Agreement (the “Agreement”) under which UMLP intends to sell University Mall, a regional shopping center located in Tampa, Florida (the “Center”), to Somera. The Agreement terminates and replaces the Sale and Purchase Agreement (the “Initial Agreement”) that pertained to the sale of the Center and was originally executed by UMLP and Somera on February 23, 2007. We disclosed the execution and material terms of the Initial Agreement in a Current Report on Form 8-K filed with the SEC on March 1, 2007.

Under the Agreement, the total sale price of the Center was adjusted from $149 million to approximately $144.7 million (the “Sale Price”). Pursuant to the Agreement, Somera will fund the Sale Price at closing by: (a) issuing to UMLP a promissory note in the amount of $5 million to be paid in one balloon payment 30 months from the closing date and (b) paying the remaining portion of the Sale Price in cash, less typical closing costs, transaction fees, and any mutually agreed upon purchase price adjustments. Also under the Agreement, GPLP, an affiliate of UMLP and GRT, will provide a guaranty for the commercial lease between UMLP and Ohio Entertainment Corporation (“Ohio”), each an affiliate of GPLP and GRT, involving a theatre located at the Center. Under the guaranty, GPLP will guaranty Ohio’s monetary obligations under the lease until it expires on December 31, 2011. Also as part of the transaction, Somera, GPLP, and Glimcher Development Corporation (“GDC”), an affiliate of GRT, GPLP and UMLP, shall enter into a Property Management Agreement whereby GPLP, as manager, and GDC, as service provider, will provide property management and other administrative services to the Center for a period of one (1) year after the transaction’s closing date. Under the management agreement, GPLP shall be entitled to receive a monthly management fee equal to three and one-half percent (3.5%) of the Center’s total gross income from tenant rents for the respective month. The sale transaction remains subject to certain customary closing conditions, but the Company expects the transaction to close in the second quarter of 2007.

ITEM 6.	EXHIBITS

10.110	Consulting Agreement, dated February 22, 2007, between Glimcher Realty Trust and Philip G. Barach.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: April 27, 2007