Form 10-Q
period 2007-06-30
GLIMCHER REALTY TRUST
filed 2007-07-27
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes [_]  No [X]

As of July 26, 2007, there were 37,658,130 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 38 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	June 30, 2007	December 31, 2006
Investment in real estate:
Land	$248,492	$247,149
Buildings, improvements and equipment	1,681,221	1,679,935
Developments in progress	58,962	49,803
	1,988,675	1,976,887
Less accumulated depreciation	506,430	483,115
Property and equipment, net	1,482,245	1,493,772
Deferred costs, net	18,465	17,316
Real estate assets held-for-sale	197,638	192,301
Investment in and advances to unconsolidated real estate entities	76,591	70,416
Investment in real estate, net	1,774,939	1,773,805

Cash and cash equivalents	9,296	11,751
Non-real estate assets associated with discontinued operations	10,115	12,662
Restricted cash	12,289	12,132
Tenant accounts receivable, net	35,400	40,233
Deferred expenses, net	7,051	8,134
Prepaid and other assets	30,527	30,103
Total assets	$1,879,617	$1,888,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,185,996	$1,203,100
Mortgage notes payable associated with discontinued operations	84,783	101,786
Notes payable	345,000	272,000
Other liabilities associated with discontinued operations	3,275	3,926
Accounts payable and accrued expenses	45,922	57,520
Distributions payable	23,644	23,481
Total liabilities	1,688,620	1,661,813

Minority interest in operating partnership	7	1,772

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,112,866 and 36,776,365 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	371	368
Additional paid-in capital	553,540	547,036
Distributions in excess of accumulated earnings	(573,009)	(532,141)
Accumulated other comprehensive income (loss)	88	(28)
Total shareholders’ equity	190,990	225,235
Total liabilities and shareholders’ equity	$1,879,617	$1,888,820

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2007	2006
Revenues:
Minimum rents	$46,544	$46,597
Percentage rents	1,002	961
Tenant reimbursements	20,769	21,247
Other	4,817	4,094
Total revenues	73,132	72,899

Expenses:
Property operating expenses	15,922	15,792
Real estate taxes	8,566	8,017
	24,488	23,809
Provision for doubtful accounts	877	1,099
Other operating expenses	2,761	1,694
Depreciation and amortization	19,861	17,863
General and administrative	3,994	3,567
Total expenses	51,981	48,032

Operating income	21,151	24,867

Interest income	111	118
Interest expense	23,422	20,506
Equity in income of unconsolidated entities, net	1,276	259
(Loss) income before minority interest in operating partnership and discontinued operations	(884)	4,738
Minority interest in operating partnership	(431)	(3,733)
(Loss) income from continuing operations	(453)	8,471
Discontinued operations:
Impairment loss	(2,452)	(48,801)
Loss on sale of assets	(1,073)	-
Income from operations	3,060	1,644
Net loss	(918)	(38,686)
Less: Preferred stock distributions	4,359	4,359
Net loss to common shareholders	$(5,277)	$(43,045)

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.13)	$0.01
Discontinued operations	$(0.01)	$(1.19)
Net loss to common shareholders	$(0.14)	$(1.18)

Diluted:
Continuing operations	$(0.13)	$0.01
Discontinued operations	$(0.01)	$(1.18)
Net loss to common shareholders	$(0.14)	$(1.17)

Weighted average common shares outstanding	36,998	36,595
Weighted average common shares and common share equivalent outstanding	40,548	40,084

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net loss	$(918)	$(38,686)
Other comprehensive income on derivative instruments, net	222	135
Comprehensive loss	$(696)	$(38,551)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2007	2006
Revenues:
Minimum rents	$93,290	$94,392
Percentage rents	2,481	2,025
Tenant reimbursements	43,245	42,828
Other	8,833	8,712
Total revenues	147,849	147,957

Expenses:
Property operating expenses	32,462	31,598
Real estate taxes	17,215	16,816
	49,677	48,414
Provision for doubtful accounts	1,790	2,085
Other operating expenses	4,407	3,556
Depreciation and amortization	37,380	35,999
General and administrative	8,590	7,645
Total expenses	101,844	97,699

Operating income	46,005	50,258

Interest income	239	222
Interest expense	46,251	41,213
Equity in income of unconsolidated entities, net	1,393	852
Income before minority interest in operating partnership and discontinued operations	1,386	10,119
Minority interest in operating partnership	(348)	(3,396)
Income from continuing operations	1,734	13,515
Discontinued operations:
Impairment loss	(2,452)	(48,801)
(Loss) gain on sale of properties	(1,435)	1,717
Income from operations	6,702	3,226
Net income (loss)	4,549	(30,343)
Less: Preferred stock distributions	8,718	8,718
Net loss to common shareholders	$(4,169)	$(39,061)

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.18)	$0.04
Discontinued operations	$0.07	$(1.11)
Net loss to common shareholders	$(0.11)	$(1.07)

Diluted:
Continuing operations	$(0.18)	$0.03
Discontinued operations	$0.07	$(1.09)
Net loss to common shareholders	$(0.11)	$(1.06)

Weighted average common shares outstanding	36,901	36,548
Weighted average common shares and common share equivalent outstanding	40,436	40,072

Cash distributions declared per common share of beneficial interest	$0.9616	$0.9616

Net income (loss)	$4,549	$(30,343)
Other comprehensive income on derivative instruments, net	116	349
Comprehensive income (loss)	$4,665	$(29,994)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,549	$(30,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,838	2,653
Depreciation and amortization	37,648	38,748
Loan fee amortization	1,061	1,225
Equity in income of unconsolidated entities, net	(1,393)	(852)
Capitalized development costs charged to expense	1,034	196
Minority interest in operating partnership	(348)	(3,396)
Impairment losses	2,452	48,801
Loss (gain) on sales of properties – discontinued operations	1,435	(1,717)
Gain on sales of outparcels	(875)	(698)
Stock option related expense	867	407
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	3,162	2,583
Prepaid and other assets	(153)	(267)
Accounts payables and accrued expenses	(2,421)	(13,621)

Net cash provided by operating activities	49,856	43,719

Cash flows from investing activities:
Additions to investment in real estate	(46,330)	(32,314)
Acquisition of property	-	(55,715)
Contribution from joint venture partner	-	11,257
Proceeds from sale of assets	90	-
Proceeds from sale of outparcels	1,000	870
Proceeds from sale of properties	4,500	22,285
(Contributions to) withdrawals from restricted cash	(114)	3,683
Investments in joint ventures	(4,783)	(58)
Additions to deferred expenses	(4,540)	(2,796)

Net cash used in investing activities	(50,177)	(52,788)

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	73,000	(3,000)
Additions to deferred financing costs	(12)	(529)
Proceeds from issuance of mortgage notes payable	-	125,330
Principal payments on mortgage and other notes payable	(34,109)	(65,858)
Exercise of stock options and other	6,108	1,576
Cash distributions	(47,121)	(46,845)

Net cash (used in) provided by financing activities	(2,134)	10,674

Net change in cash and cash equivalents	(2,455)	1,605

Cash and cash equivalents, at beginning of period	11,751	7,821

Cash and cash equivalents, at end of period	$9,296	$9,426

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). As of June 30, 2007, GRT owned interests in and managed 29 properties, consisting of 25 Malls (23 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of June 30, 2007, GRT was a limited partner in GPLP with a 92.0% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis.  Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases.  The percentage rents are recognized based upon the measurement dates specified in the leases which indicate when the percentage rent is due.  Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Other revenues primarily consist of fee income which relates to property management services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Management evaluates the fair value less cost to sell each quarter and records impairment charges when required. Assets are generally classified as held-for-sale once management commits to a plan to sell the Properties and has initiated an active program to market them for sale.  The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123, “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is expensed over the requisite service period (usually the vesting period) beginning the first quarter of 2006 for awards issued after June 15, 2005. Upon the adoption of SFAS No. 123(R), the Company did not experience a material impact on its financial position and results of operations.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $2,835 and $13,645 as of June 30, 2007 and December 31, 2006, respectively.

Share distributions of $17,844 and $17,682 had been declared but not paid as of June 30, 2007 and December 31, 2006, respectively.  Operating Partnership distributions of $1,440 had been declared but not paid as of June 30, 2007 and December 31, 2006.  8.75% Series F Cumulative Preferred Shares of Beneficial Interest distributions of $1,313 had been declared but not paid as of June 30, 2007 and December 31, 2006.  8.125% Series G Cumulative Preferred Shares of Beneficial Interest distributions of $3,046 had been declared but not paid as of June 30, 2007 and December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 which did not have a material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. At June 30, 2007 and December 31, 2006, six and five of the Company’s Properties were classified as held-for-sale, respectively. During the six months ended June 30, 2007 the company sold one Mall Property (Montgomery Mall) and classified two Community Center Properties (Ohio River Plaza and Knox Village Square) as held-for-sale.  In addition to classifying these Properties as held-for-sale, the financial results, including any impairment charges for these Properties, are reported as discontinued operations in the Consolidated Statements of Operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	June 30, 2007	December 31, 2006
Number of Properties held-for-sale	6	5
Real estate assets held-for-sale	$197,638	$192,301
Mortgage notes payable associated with properties held-for-sale	$84,783	$101,786

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of June 30, 2007 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually and determined that control was shared between the Company and its venture partner. Therefore, the Ventures do not qualify as VIE’s.  The Company concluded that the Ventures would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below.

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

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of The Wolff Company (“Wolff”). The purpose of the venture is to build an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona (the “Scottsdale Development”).

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed on September 6, 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 27,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $346 and $451 for these services for the three months ended June 30, 2007 and 2006, respectively, and fee income of $769 and $977 for the six months ended June 30, 2007 and 2006, respectively.

The net income or loss for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

BALANCE SHEET	June 30, 2007	December 31, 2006

Assets:
Investment properties at cost, net	$248,952	$236,744
Intangible assets (1)	11,707	12,855
Other assets	26,929	28,559
Total assets	$287,588	$278,158

Liabilities and members’ equity:
Mortgage notes payable	$121,455	$122,099
Intangibles (2)	11,904	13,634
Other liabilities	6,708	4,827
	140,067	140,560
Members’ equity	147,521	137,598
Total liabilities and members equity	$287,588	$278,158

Operating Partnership’s share of member’s equity	$75,878	$70,793

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $479 and $566 for above-market acquired leases as of June 30, 2007 and December 31, 2006, respectively, and $12,383 and $14,200 for below-market acquired leases as of June 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Members’ Equity to Company Investment in Unconsolidated Entities:
	June 30, 2007	December 31, 2006

Members’ equity	$75,878	$70,793
Advances and additional costs	713	(377)
Investment in and advances to unconsolidated entities	$76,591	$70,416

	For the Three Months Ended
Statements of Income	June 30, 2007	June 30, 2006

Total revenues	$9,727	$9,218
Operating expenses	3,512	4,124
Depreciation and amortization	2,154	2,781
Operating income	4,061	2,313
Other expenses, net	3	16
Interest expense, net	1,598	1,790
Net income	2,460	507
Preferred dividend	8	7
Net income available from the Company’s joint ventures	$2,452	$500

GPLP’s share of income from joint ventures	$1,276	$259

	For the Six Months Ended
Statements of Income	June 30, 2007	June 30, 2006

Total revenues	$17,864	$16,463
Operating expenses	7,439	7,079
Depreciation and amortization	4,445	4,613
Operating income	5,980	4,771
Other expenses, net	6	20
Interest expense, net	3,281	3,104
Net income	2,693	1,647
Preferred dividend	16	7
Net income available from the Company’s joint ventures	$2,677	$1,640

GPLP’s share of income from joint ventures	$1,393	$852

5.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	June 30, 2007	December 31, 2006

Billed receivables	$10,993	$14,333
Straight-line receivables	21,432	22,132
Unbilled receivables	8,107	9,553
Less: allowance for doubtful accounts	(5,132)	(5,785)
Net accounts receivable	$35,400	$40,233

Accounts Receivable – Assets Held-For-Sale (1)	June 30, 2007	December 31, 2006

Billed receivables	$6,296	$6,429
Straight-line receivables	2,041	2,279
Unbilled receivables	600	1,142
Less: allowance for doubtful accounts	(2,906)	(2,613)
Net accounts receivable	$6,031	$7,237

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of June 30, 2007 and December 31, 2006 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2007	2006	2007	2006
Fixed Rate:
SAN Mall, LP (n)(p)	$32,748	$33,020	8.35%	8.35%	(m)	(a)	$32,615	(o)
Colonial Park Mall, LP	32,170	32,451	7.73%	7.73%	(m)	(a)	$32,033	(f)
Mount Vernon Venture, LLC (p)	8,694	8,753	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (n)(p)	43,341	43,766	7.84%	7.84%	(m)	(a)	$42,302	(g)
Morgantown Mall Associates, LP	51,992	52,474	6.89%	6.89%	(m)	(a)	$50,823	(g)
GM Olathe, LLC	30,000	30,000	6.35%	6.35%	(l)	(b)	$30,000	January 12, 2009
Grand Central, LP	47,410	47,815	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,555	38,787	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,226	40,482	8.20%	8.20%	(m)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,543	24,809	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	55,438	55,886	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	94,444	95,255	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	140,916	142,129	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	132,167	133,256	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	157,443	158,791	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	108,369	109,232	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	59,072	59,515	7.54%	7.54%	(m)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(d)	$38,057	December 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(e)	$19,000	November 1, 2028
	1,269,528	1,278,421

Other:
Fair value adjustment –
Polaris Center, LLC	1,251	1,465
Extinguished debt (n)	-	25,000		7.03%

Total Mortgage Notes Payable:	$1,270,779	$1,304,886

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(e)	The loan requires semi-annual payments of interest.
(f)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 6.35%.
(m)	Interest rate escalates after optional prepayment date.
(n)	Mortgage notes payable associated with properties held-for-sale as of December 31, 2006.
(o)	Mortgage was paid off on July 12, 2007 (without penalty).
(p)	Mortgage notes payable associated with properties held-for-sale as of June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties owned by the respective entities with net book values of $1,427,291 and $1,444,186 at June 30, 2007 and December 31, 2006, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at June 30, 2007.   Additionally, certain of the loans have cross-default provisions and are cross-collateralized with mortgages on the Properties owned by the borrowers SAN Mall, LP and Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $30,000 of mortgage notes payable relating to certain Properties have been guaranteed by the Company as of June 30, 2007.

7.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the Credit Facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants under the Credit Facility as of June 30, 2007.

At June 30, 2007, the outstanding balance on the Credit Facility was $345,000.  Additionally, $20,150  represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2007, the unused balance of the Credit Facility available to the Company was $104,850 and the interest rate was 6.37%.

At December 31, 2006, the outstanding balance on the Credit Facility was $272,000.  Additionally, $20,150 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2006, the unused balance of the Credit Facility available to the Company was $177,850 and the interest rate was 6.40%.

8.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133, on Derivative Instruments and Hedging Activities.”  During the six months ended June 30, 2007, the Company recognized additional other comprehensive income of $116 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2007, net of $(153) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $9 in minority interest participation. During the six months ended June 30, 2006, the Company recognized additional other comprehensive income of $349 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2006 net of $6 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $29 in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2007. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap – Cash Flow	$30,000	4.7025%	January 15, 2008	$102
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$ 3
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$ 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $108 and $(16) in accounts payable and accrued expenses at June 30, 2007 and December 31, 2006, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation).  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified in 2007.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the six months ended June 30, 2007.

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

 For the six months ending June 30, 2007, 40,300 shares of restricted Common Stock were granted. For the years ended December 31, 2006 and 2005, 58,322 and 56,666 shares of restricted Common Stock were granted, respectively. The related compensation expense recorded for the three months ended June 30, 2007 and 2006 was $219 and $156, respectively, and $402 and $233 for the six months ended June 30, 2007 and 2006, respectively. The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods is $2,392 and $2,235 as of June 30, 2007 and 2006, respectively.

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

Whether a participant receives performance shares under the Incentive Plan is determined by: (i) the outcome of the Company’s total shareholder return (“TSR”) for its Common Shares of Beneficial Interest (“Common Shares”) during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies (the “Peer Group”) and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”). TSR is calculated as a percentage equal to the price appreciation of the Company’s common shares during the Performance Period plus dividends paid (on a cumulative reinvested basis).

Under the Incentive Plan, if the Company satisfies the Dividend Criterion, then a participant may be eligible to receive between 0% - 200% of their respective allocated performance shares following the conclusion of the Performance Period based upon the Company’s TSR during the Performance Period as compared to the TSR of the Peer Group. Any performance shares issued under the Incentive Plan will be granted from the shares reserved for issuance under the 2004 Plan, pursuant to its terms and conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The fair value of the shares under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,817 that is expected to be recognized over the Performance Period. The amount of compensation expense related to the Incentive Plan for the three and six months ending June 30, 2007 is $160 and $214, respectively.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $120 and $99 for the three months ended June 30, 2007 and 2006, respectively, and $252 and $174 for the six months ended June 30, 2007 and 2006, respectively.

10.	Commitments and Contingencies

At June 30, 2007, there were approximately 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2007 is $76,990 based upon a per unit value of $25.70 at June 30, 2007 (based upon a five-day average of the Common Stock price from June 22, 2007 to June 28, 2007).

The Company has reserved $638 in relation to a contingency associated with the sale of Loyal Plaza, a Community Center sold in 2002, relating to environmental assessment and monitoring matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2007			2006
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operations	$(453)			$8,471
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	(35)			(3,626)
(Loss) income from continuing operations	$(4,847)	36,998	$(0.13)	$486	36,595	$0.01

Discontinued operations	$(465)			$(47,157)
Less: Minority interest adjustments (1)	35			3,626
Loss from discontinued operations	$(430)	36,998	$(0.01)	$(43,531)	36,595	$(1.19)

Diluted EPS:
(Loss) income from continuing operations	$(453)	36,998		$8,471	36,595
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	(431)			(3,733)
Operating Partnership Units		2,996			3,056
Options		345			352
Performance Shares		97			-
Restricted Shares		112			81

(Loss) income from continuing operations	$(5,243)	40,548	$(0.13)	$379	40,084	$0.01

Loss from discontinued operations	$(465)		$(0.01)	$(47,157)		$(1.18)

	For the Six Months Ended June 30,
	2007			2006
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$1,734			$13,515
Less: Preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments (1)	211			(3,386)
(Loss) income from continuing operations	$(6,773)	36,901	$(0.18)	$1,411	36,548	$0.04

Discontinued operations	$2,815			$(43,858)
Less: Minority interest adjustments (1)	(211)			3,386
Income (loss) from discontinued operations	$2,604	36,901	$0.07	$(40,472)	36,548	$(1.11)

Diluted EPS:
Income from continuing operations	$1,734	36,901		$13,515	36,548
Less: Preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments	(348)			(3,396)
Operating Partnership Units		2,996			3,069
Options		386			386
Performance Shares		49			-
Restricted Shares		104			69

(Loss) income from continuing operations	$(7,332)	40,436	$(0.18)	$1,401	40,072	$0.03

Income (loss) from discontinued operations	$2,815		$0.07	$(43,858)		$(1.09)

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 142,000 and 331,000 as of June 30, 2007 and 2006, respectively.

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held-for-sale as of June 30, 2007, are reflected in discontinued operations for all periods reported in the consolidated statements of operations. In the consolidated balance sheet the assets and liabilities associated with discontinued operations are segregated.  The impairment losses on real estate for the three and six months ended June 30, 2007 and 2006 relate to non-strategic Mall Properties the Company classified as held-for-sale in the second quarter of 2006.  The table below summarizes key financial results and data for these operations:

	For the Three Months Ended June 30,
	2007	2006
Revenues	$9,951	$11,186
Operating expenses	(5,201)	(6,193)
Operating income	4,750	4,993
Interest expense, net	(1,690)	(3,349)
Net income before impairment loss	3,060	1,644
Impairment losses on real estate	(2,452)	(48,801)
Net income (loss) from discontinued operations	$608	$(47,157)

	For the Six Months Ended June 30,
	2007	2006
Revenues	$20,788	$23,551
Operating expenses	(10,600)	(13,544)
Operating income	10,188	10,007
Interest expense, net	(3,486)	(6,781)
Net income before impairment loss	6,702	3,226
Impairment losses on real estate	(2,452)	(48,801)
Net income (loss) from discontinued operations	$4,250	$(45,575)

13.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The Company has finalized the allocation of the purchase price for properties acquired through June 30, 2007 and no material adjustments have been made to the original allocations.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Columbus, Ohio, Polaris Fashion Place and Polaris Towne Center, are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951, and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 9.2 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $302 and $201 for the six months ended June 30, 2007 and 2006, respectively. The net book value of the above-market leases is $4,261 and $4,689 as of June 30, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the below-market leases is $10,264 and $12,091 as of June 30, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $3,004 and $3,169 as of June 30, 2007 and December 31, 2006, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

On January 17, 2006, GPLP acquired Tulsa from an independent third party.  The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase. On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Subsequent Events

On July 12, 2007, the Company paid off the SAN Mall LP note in full without penalty.  The approximately $33.0 million balance was paid by using the Company’s Credit Facility.  This loan was cross-collateralized by the Company’s two Malls located in Houston, Texas, Almeda Mall and Northwest Mall.

On July 18, 2007, the Company entered into a contract to sell Northwest Mall, a regional mall located in Houston, Texas for approximately $19.0 million. The transaction is expected to close before the end of the third quarter.

On July 20, 2007 the Company completed the sale of University Mall, a regional mall located in Tampa, Florida, for approximately $144.7 million to a partnership between affiliates of Somera Capital Management, LLC and Rockwood Capital, LLC.

On July 27, 2007 the Company sold Almeda Mall, a regional mall located in Houston, Texas, for approximately $40.0 million to Almeda Mall, LP, an affiliate of WCF Development, LLC.

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

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of June 30, 2007, we owned interests in and managed 29 Properties located in 15 states, consisting of 25 Malls (2 of which are partially owned through a joint venture) and 4 Community Centers. The Properties contain an aggregate of approximately 24.1 million square feet of gross leasable area (“GLA”) of which approximately 93.1% was occupied at June 30, 2007.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees.  Actual results may differ from these estimates under different assumptions or conditions.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Net loss to common shareholders	$(5,277)	$(43,045)
Add back (less):
Real estate depreciation and amortization	19,571	18,424
Equity in income of unconsolidated entities	(1,276)	(259)
Pro-rata share of joint venture funds from operations	2,388	1,705
Minority interest in operating partnership	(431)	(3,733)
Loss on the sale of properties	1,073	-
Funds from operations	$16,048	$(26,908)

	For the Six Months Ended June 30,
	2007	2006
Net loss to common shareholders	$(4,169)	$(39,061)
Add back (less):
Real estate depreciation and amortization	36,830	37,937
Equity in income of unconsolidated entities	(1,393)	(852)
Pro-rata share of joint venture funds from operations	3,689	3,251
Minority interest in operating partnership	(348)	(3,396)
Loss (gain) on the sale of properties	1,435	(1,717)
Funds from operations	$36,044	$(3,838)

FFO increased $39.9 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. During the six months ended June 30, 2006 we recorded $46.3 million more in impairment charges associated with Properties classified as held-for-sale than we did in the six months ending June 30, 2007.

Offsetting these increases to FFO was a $2.2 million decline in lease termination income. We also recorded $841,000 less in recovery contributions which primarily resulted from the reconciliation of our 2006 recovery estimates that were recorded in 2007. We also recorded $838,000 more in discontinued development costs. This increase was related to the write-off of costs due to a reduction in the scope for our development project in Surprise, Arizona.

Results of Operations – Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Total revenues increased 0.3%, or $233,000 for the three months ended June 30, 2007 compared to the same period last year. Other revenues increased $723,000 while minimum rents decreased $53,000 and tenant reimbursements decreased $478,000.

Minimum rents

Minimum rents decreased 0.1%, or $53,000, for the three months ended June 30, 2007 compared to the same period last year. Higher base rental income of $739,000 was offset by lower lease termination income of $792,000 in 2007.

Tenant reimbursements

Tenant reimbursements reflect a decrease of 2.2%, or $478,000, for the three months ended June 30, 2007. Real estate taxes and property operating expenses have increased by $679,000. This was offset by lower recovery rates in 2007 and adjustments to the receivables related to the 2006 tenant reimbursement reconciliations completed in the second quarter of 2007.

Other revenues

Other revenues increased 17.7%, or $723,000, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Components of other revenue are shown below (in thousands):

	For the Three Months Ended June 30,
	2007	2006	Inc. (Dec.)
Licensing agreement income	$1,888	$2,160	$(272)
Outparcel sales	1,000	-	1,000
Sponsorship income	289	200	89
Management fees	375	509	(134)
Other	1,265	1,225	40
Total	$4,817	$4,094	$723

Expenses

Total expenses increased 8.2%, or $3.9 million, for the three months ended June 30, 2007 compared to the same period in 2006. Real estate taxes and property operating expenses increased $679,000, the provision for doubtful accounts decreased $222,000, other operating expenses increased $1.1 million, depreciation and amortization increased $2.0 million and general and administrative expenses increased $427,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 2.9%, or $679,000, for the three months ended June 30, 2007 compared to the same period last year.  Real estate taxes increased $549,000, or 6.8% due to increased assessed values at some Properties and the expiration of a tax abatement program.  Property operating expenses increased $130,000, or 0.8% for the three months ended June 30, 2007 compared to the same period in 2006.

Provision for doubtful accounts

The provision for doubtful accounts was $877,000 for the three months ended June 30, 2007 and $1.1 million for the corresponding period in 2006. The provision represented 1.2% of revenues in 2007 and 1.5% of revenues in 2006 (related to our continuing operations), respectively. We have recorded a total provision for doubtful accounts (including discontinued operations) of $1.5 and $1.4 million for the three months ended June 30, 2007 and 2006, respectively.

Other operating expenses

Other operating expenses were $2.8 million for the three months ended June 30, 2007 compared to $1.7 million for the corresponding period in 2006. The $1.1 million increase is primarily due to the write-off of deferred development costs resulting from a reduction in the scope for our development project in Surprise, Arizona.

General and administrative

General and administrative expense was $4.0 million and represented 5.5% of total revenues for the three months ended June 30, 2007 compared to $3.6 million and 4.9% of total revenues for the corresponding period in 2006.  The increase in expense primarily relates to increases in salary expense as a result of filling positions that were vacant in 2006, merit increases for employees and the expense associated with the new performance share plan for senior management implemented in March 2007.

Interest expense/capitalized interest

Interest expense increased 14.2%, or $2.9 million for the three months ended June 30, 2007.  The summary below identifies the increase by its various components (dollars in thousands).

	Three Months Ended June 30,
	2007	2006	Inc. (Dec.)
Average loan balance (continuing operations)	$1,523,466	$1,360,865	$162,601
Average rate	6.19%	6.13%	0.06%

Total interest	$23,576	$20,838	$2,738
Amortization of loan fees	489	514	(25)
Capitalized interest and other, net	(643)	(846)	203
Interest expense	$23,422	$20,506	$2,916

The increase in the “Average loan balance” category was primarily a result of the funding of acquisitions, capital improvements, and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a lower capitalized interest resulting from completion of some of our re-development projects.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $2.5 million and $500,000 for the three months ended June 30, 2007 and 2006, respectively.  The net income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”) for the three months ended June 30, 2007 and June 30, 2006, respectively.  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The improved net income of Puente and Tulsa relate primarily to improved recovery rates and higher lease termination income.

The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands).

	Three Months Ended June 30,
	2007	2006
Net income available from joint ventures	$2,452	$500
Add back:
Real estate depreciation and amortization	2,138	2,781
Funds from operations	$4,590	$3,281

Pro-rata share of joint venture funds from operations	$2,388	$1,705

Discontinued Operations

Status of Planned Sale of Five Non-Strategic Mall Assets

In the second quarter of 2006, we announced our plan to sell five non-strategic mall assets as part of our capital recycling program.   During the second quarter of 2007, we sold one of these malls and anticipate selling three more during the third quarter of 2007. Below is a discussion of each of these five Malls.

•	Montgomery Mall (Montgomery, Alabama) – the Company sold this Property for approximately $4.5 million in May 2007.

•	University Mall (Tampa, Florida) – the Company sold this asset for approximately $144.7 million on July 20, 2007.

•	Almeda Mall (Houston, Texas) – the Company sold this Property on July 27, 2007 for approximately $40.0 million.

•	Northwest Mall (Houston, Texas) – the Company has a contract to sell this mall for approximately $19.0 million and expects to close on the transaction by the end of the third quarter.

•	Eastland Mall (Charlotte, North Carolina) – the Company remains committed to sell this Property.

Discussion of Income from Discontinued Operations

During the second quarter ended June 30, 2007 we sold one Mall Property for a net loss of $1.1 million.  At June 30, 2007, we had six Properties classified as held-for-sale, two of which were sold in July 2007.  These six Properties consisted of the four remaining Mall Properties we listed for sale last year and two Community Centers.  The two Community Centers we listed for sale in the second quarter of 2007 were Ohio River Plaza and Knox Village Square. During the second quarter ended June 30, 2006 we sold one Community Center for no gain or loss.

Income from discontinued operations, exclusive of loss on the sale of assets, for the periods reported have increased from $(47.2) million loss in the second quarter of 2006 to $608,000 gain in the second quarter of 2007.  The primary factor resulting in the higher income is due to the impairment charge of $48.8 million in the second quarter of 2006 compared to an impairment charge of $2.5 million in 2007.  The 2007 impairment charge relates to the contract to sell Northwest Mall in Houston Texas, as the contract price was less than the carrying value for the asset.  We anticipate selling both of our Houston Mall Properties in the third quarter of 2007 at a net gain.  Revenues for the discontinued operations were $10.0 million and $11.2 million as of June 30, 2007 and 2006, respectively.

Results of Operations –Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Total revenues decreased 0.1%, or $108,000 for the six months ended June 30, 2007 compared to the same period last year, resulting from a decrease in minimum rent of $1.1 million which was offset by an increase in percentage rent of $456,000 and tenant reimbursements of $417,000.

Minimum rents

Minimum rents decreased 1.2%, or $1.1 million for the six months ended June 30, 2007 compared to the same period last year. The decrease is attributable to a $1.9 million decrease in termination income in 2007 compared to 2006. This is offset by an increase in base rental income of $822,000.

Tenant reimbursements

Tenant reimbursements reflect an increase of 1.0%, or $417,000, for the six months ended June 30, 2007 compared to the same period in 2006. Though recoverable expenses have increased by $1.3 million, the increase was offset by lower recovery rates in 2007 and adjustments to the receivables related to the 2006 tenant reimbursement reconciliations in the second quarter of 2007.

Other revenues

Other revenues increased 1.4%, or $121,000, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Components of other revenue are shown below (in thousands):

	For the Six Months Ended June 30,
	2007	2006	Inc. (Dec.)
Licensing agreement income	$3,941	$4,284	$(343)
Outparcel sales	1,000	320	680
Sponsorship income	512	410	102
Management fees	866	1,100	(234)
Other	2,514	2,598	(84)
Total	$8,833	$8,712	$121

Expenses

Total expenses increased 4.2%, or $4.1 million, for the six months ended June 30, 2007 compared to the same period in the prior year. Real estate taxes and property operating expenses increased $1.3 million, the provision for doubtful accounts decreased $295,000, other operating expenses increased $851,000, depreciation and amortization increased $1.4 million and general and administrative expenses increased $945,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 2.6%, or $1.3 million, for the six months ended June 30, 2007 compared to the same period last year. Real estate taxes increased $399,000, or 2.4% due to increased assessed values at some Properties and the expiration of a tax abatement program.

Property operating expenses increased $864,000, or 2.7% for the six months ended June 30, 2007. Insurance expense increased $914,000 as a result of increased insurance premiums for property and casualty insurance across all Properties, with the most significant increases occurring at our Florida and California Properties.

Provision for doubtful accounts

The provision for doubtful accounts was $1.8 million for the six months ended June 30, 2007 and $2.1 million for the corresponding period in 2006. The provision represented 1.2% of revenues in 2007 and 1.4% of revenues in 2006 (related to our continuing operations), respectively. We have recorded a total provision for doubtful accounts (including discontinued operations) of $2.8 million and $2.7 million during the six months ended June 30, 2007 and 2006, respectively.

Other operating expenses

Other operating expenses were $4.4 million for the six months ended June 30, 2007 compared to $3.6 million for the corresponding period in 2006. The increase is primarily due to the write-off of costs due to a reduction in the scope of our development project in Surprise, Arizona.

General and administrative

General and administrative expense was $8.6 million and represented 5.8% of total revenues for the six months ended June 30, 2007 compared to $7.6 million and 5.2% of total revenues for the corresponding period in 2006.  The increase in expense primarily relates to increases in salary expense as a result of filling positions that were vacant in 2006, merit increases for employees, the expense associated with the new performance share plan for senior management implemented in March 2007, and higher professional fees attributable to third party consultation relating to new proxy disclosure requirements.

Interest expense/capitalized interest

Interest expense increased 12.2%, or $5.0 million for the six months ended June 30, 2007.  The summary below identifies the increase by its various components (dollars in thousands).

	Six Months Ended June 30,
	2007	2006	Inc. (Dec.)
Average loan balance (continuing operations)	$1,511,904	$1,353,950	$157,954
Average rate	6.15%	6.13%	0.02%

Total interest	$46,491	$41,499	$4,992
Amortization of loan fees	979	1,063	(84)
Capitalized interest and other, net	(1,219)	(1,349)	130
Interest expense	$46,251	$41,213	$5,038

The increase in the “Average loan balance” was primarily the result of the funding of acquisitions, capital improvements and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a lower capitalized interest resulting from completion of some of our re-development projects.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $2.7 million compared to $1.6 million for the six months ended June 30, 2007 and 2006, respectively.  The increase in net income was driven primarily by increased recovery rates and adjustments to the receivables related to the 2006 tenant reimbursement reconciliations recorded in the second quarter of 2007.

The reconciliation of the net income from the Venture to FFO for these Properties is shown below (in thousands).

	Six Months Ending June 30,
	2007	2006
Net income available from joint ventures	$2,677	$1,640
Add back :
Real estate depreciation and amortization	4,414	4,613
Funds from operations	$7,091	$6,253

Pro-rata share of joint venture funds from operations	$3,689	$3,251

Discontinued Operations

During the six months ended June 30, 2007 we sold one Mall Property for a net loss of $1.1 million.  We also incurred costs associated with Properties sold in a previous period in the amount of $300,000, resulting in a total loss on the sale of Properties of $1.4 million for the six months ended June 30, 2007. At June 30, 2007, we had six Properties classified as held-for-sale, two of which were sold in July 2007.  These six Properties consisted of the four remaining Mall Properties we listed for sale last year and two Community Centers.  The two Community Centers we listed for sale in the second quarter of 2007 were Ohio River Plaza and Knox Village Square. During the six months ended June 30, 2006 we sold five Community Center Properties for a net gain of $1.7 million.

Income from discontinued operations, exclusive of gain or loss on the sale of Properties, was $4.3 million and a loss of $(45.6) million for the six months ended June 30, 2007 and 2006, respectively. The primary factor resulting in the higher income is a reduction of impairment charges. Impairment charges were $2.5 million and $48.8 million for the six months ended June 30, 2007 and 2006, respectively.

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

At June 30, 2007, the Company’s total-debt-to-total-market capitalization was 57.1%, compared to 55.3% at December 31, 2006.  We are working to maintain this ratio in the mid-fifty percent range.  We expect to utilize the proceeds from future asset sales to reduce debt.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	June 30, 2007	December 31, 2006
Stock Price (end of period)	$25.00	$26.71
Market Capitalization Ratio:
Common Shares outstanding	37,113	36,776
OP Units outstanding	2,996	2,996
Total Common Shares and OP Units outstanding at end of period	40,109	39,772

Market capitalization – Common Shares outstanding	$927,825	$982,287
Market capitalization – OP Units outstanding	74,900	80,023
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,615,779	1,576,886
Total market capitalization	$2,828,504	$2,849,196

Total debt/total market capitalization	57.1%	55.3%

Total debt/total market capitalization including pro-rata share of joint venture	58.1%	56.3%

Capital Resource Availability

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition, its initial acquisition. The ORC Venture utilized $11.3 million of the $200 million to acquire Tulsa from GPLP and $188.7 million remains available. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. Under these agreements, we will be entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the six months ended June 30, 2007

Net cash provided by operating activities was $49.9 million for the six months ended June 30, 2007.

Net cash used in investing activities was $50.2 million for the six months ended June 30, 2007. During the first six months we spent $46.3 million on our investment in real estate.  Of this amount $14.7 million was spent constructing additional GLA primarily at The Mall of Johnson City, Dayton Mall and Northtown Mall.  We also spent $11.4 million on renovations with no incremental GLA, primarily at Lloyd Center.  Furthermore, we spent $8.0 million to re-tenant existing space.  We also purchased two anchor stores from Macy’s, Inc. for approximately $8.5 million.  These two anchor stores are at Polaris Fashion Place in Columbus, Ohio and Eastland Mall (OH) and support our re-development plans at these Properties.  The remaining amounts were spent on operational capital expenditures.  We also invested $4.8 million relating to development with respect to projects in joint ventures.  The majority of this was spent to fund Puente’s ongoing renovation program.  Offsetting this were the receipts of $4.5 million for the sale of Montgomery Mall along with $1.0 million for outparcel sales.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2007. During the first six months we repaid $34.1 million for principal payments on existing mortgage debt.  The majority of this amount consisted of the extinguishment of the $25.0 million mortgage associated with Montgomery Mall.  We also paid $47.1 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.  Offsetting these decreases to cash, we received $73.0 million from our credit facility (“Credit Facility”).  The proceeds were primarily used to fund the numerous redevelopment and joint venture investment activities that are currently ongoing as well as the extinguishment of the aforementioned Montgomery Mall mortgage.

For the six months ended June 30, 2006

Net cash provided by operating activities was $43.7 million for the six months ended June 30, 2006.

Net cash used in investing activities was $52.8 million for the six months ended June 30, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. Also, we paid $32.3 million towards our investment in real estate. Of this amount, $17.0 million was spent on constructing additional GLA and interior renovations, primarily at Dayton Mall, Eastland Mall (OH), Northtown Mall, and Lloyd Center. We also spent $9.5 million on tenant improvements to re-tenant existing spaces and $1.1 million primarily to acquire additional land at River Valley Mall. The remaining amounts were spent on operational capital expenditures. Offsetting this was the receipt of $22.3 million in connection with the sale of five non-strategic Community Center assets.

Net cash provided by financing activities was $10.7 million for the six months ended June 30, 2006. During 2006, we received $125.3 million from the issuance of new mortgage debt. This increase was driven from the $35.0 million mortgage associated with the purchase of Tulsa and $90.0 million of new mortgage debt associated with the refinancings of Weberstown Mall and The Great Mall of The Great Plains. Offsetting these increases to cash were principal payments of $65.9 million. During the first six months of 2006, we repaid $49.0 million of mortgage debt associated with The Great Mall of The Great Plains and Weberstown Mall.  We also repaid $7.7 million of mortgage debt associated with Properties sold during the six months ended June 30, 2006. Lastly, we paid $46.8 million in distributions to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt increased by $38.9 million during the first six months of 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt

December 31, 2006	$1,304,886	$272,000	$1,576,886
Repayment of debt	(25,000)	-	(25,000)
Debt amortization payments in 2007	(8,893)	-	(8,893)
Amortization of fair value adjustment	(214)	-	(214)
Net borrowings, Credit Facility	-	73,000	73,000
June 30, 2007	$1,270,779	$345,000	$1,615,779

During the first six months of 2007, we increased our net borrowings under our Credit Facility, repaid our debt on our Montgomery Mall in Montgomery, Alabama and made recurring principal payments on our fixed rate debt.

At June 30, 2007, our mortgage notes payable were collateralized with first mortgage liens on 22 Properties having a net book value of $1,427.3 million.  We also owned 5 unencumbered Properties and other corporate assets having a net book value of $251.6 million at that date.

Certain of our loans have multiple Properties as collateral for such loans, the Properties have cross-default provisions and certain of the Properties are subject to guarantees and financial covenants.  Under the cross-default provisions, a default under a single mortgage that is cross-collateralized may constitute a default under all of the mortgages in the pool of such cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan.  Properties which are subject to cross-default provisions have a total net book value of $80.0 million and represent one Community Center and three Malls.  Properties under such cross default provisions relate to i) the Morgantown Mall Associates LP loan representing two Properties with a net book value of $40.5 million, and ii) the SAN Mall LP loan representing two Properties with a net book value of $39.5 million (which was paid off on July 12, 2007).

Financing Activity – Joint Ventures

Within the ORC Venture, the total debt decreased by $0.6 million during the first six months of 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT Share
	Notes	(52%)

December 31, 2006	$122,099	$63,492
Debt amortization payments in 2007	(742)	(386)
Amortization of fair value adjustment	98	51
June 30, 2007	$121,455	$63,157

At June 30, 2007, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $250.4 million.

We also had joint venture interests in two unencumbered real estate parcels connected with our developments in Surprise and Scottsdale, Arizona, having a net book value of $7.8 million at June 30, 2007.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At June 30, 2007, we had the following obligations relating to dividend distributions.  In the second quarter of 2007, the Company declared distributions of  $0.4808 per Common Share ($19.3 million), to be paid during the third quarter of 2007.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $7.4 million and $23.1 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet.  Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2007 was $1.6 million.

At June 30, 2007, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2007 is $77.0 million based upon a per unit value of $25.70 at June 30, 2007 (based upon a five-day average of the Common Stock price from June 22, 2007 to June 28, 2007).

At June 30, 2007, we had executed leases committing to $11.8 million in tenant allowances. The leases will generate gross rents that approximate $56.6 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations total $9.9 million at June 30, 2007.

Commercial Commitments

The Credit Facility terms are discussed in Note 7 to the consolidated financial statements included in this Form 10-Q.  We have a stand-by letter of credit in the amount of $150,000 for utility deposits with respect to The Great Mall of The Great Plains.

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Venture, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of The Wolff Company.  The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale development, an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona.  GPLP has made an initial capital contribution of approximately $10.3 million to LLC Co. and holds a 50% interest in LLC Co.  Upon completion of the Scottsdale development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of The Wolff Company, under which LLC Co. is the tenant) the Scottsdale development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  LLC Co. has provided a letter of credit in the amount of $20 million to serve as security for the completion of construction at the Scottsdale development.  LLC Co. shall maintain the letter of credit until substantial completion of the construction of the Scottsdale development occurs.

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

o
Property Purchase:  LLC Co. will purchase certain retail units consisting of approximately 82,000 square feet in a condominium to be built as a part of the Scottsdale development at a price of $181 per square foot.

Off-Balance Sheet Commitments

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

We plan to invest up to $60.0 million in redevelopment and development activity in 2007.  We also plan to invest a total of $22.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2007.  In the first six months of 2007 for our consolidated assets, we spent $21.6 million for redevelopment activities, $11.4 million for renovations, $9.6 million for tenant improvements, and $1.4 million for operational needs.  In the first six months of 2007 our proportionate share of capital expenditures for our joint venture properties, we spent $1.4 million on development and $5.1 million on renovations.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

Malls

The redevelopment project at Polaris Fashion Place (“Polaris”), located in Columbus, Ohio, centers around replacement of a former Kauffman’s anchor store, which we purchased from Macy’s, Inc. in the second quarter of 2007.   Construction has already commenced on the 160,000 square foot open-air addition.  We are targeting a holiday opening in 2008 and expect to generate close to an 8% return on our $44 million investment.

We purchased the former Macy’s space at Eastland Mall in Columbus, Ohio.  We will be moving JCPenney into their new prototype on this parcel with plans to backfill the JCPenney’s current space on center court with in-line stores.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  We plan to construct a new Dick’s Sporting Goods store that is anticipated to open during 2007.  In addition, we plan to complete a store remodeling and add approximately 35,000 square feet to the JCPenney anchor store.

At Ashland Towne Center, JCPenney will be moving into their new prototype on the former Wal-Mart parcel.  We will be looking to backfill their current space with either several big box type retailers or another fashion department store.

At Northtown Mall we have reached an agreement in principal to bring a Herberger’s department store to the Mall in the final available anchor space at the center.  The addition of a fashion anchor of Herberger’s name in this market is a significant step forward for the center. We are also close to lease executions with a new junior anchor at Northown Mall.

Developments

One of our objectives is to increase our portfolio by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including: site selection, zoning, design, pre-development leasing, construction financing and construction management.

Our Scottsdale development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of The Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.

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

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended June 30, 2007.  The percentage change is based on those tenants reporting sales for the twenty-four month period (“Same Store”) ended June, 2007.

	Wholly Owned		Total Mall Properties
	Mall Properties		Including joint venture
	Average	Same Store	Average	Same Store
	Sales PSF	% Change	Sales PSF	% Change
Anchors	$140	0.4%	$139	0.6%
Stores (1)	$349	0.3%	$345	0.4%
Total	$238	(0.5)%	$235	(0.3)%

(1)	Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents.  Average Mall store sales for our wholly owned properties for the twelve months ended June 30, 2007 were $349 per square foot, a 2.4% improvement from the $341 per square foot reported for the twelve months ended June 30, 2006.  Comparable stores sales, which include only those stores open for the twelve months ended June 30, 2007 and the same period of 2006, were also positive with a 0.3% increase.

Average Mall store sales (wholly-owned Malls), excluding the four Malls that are held-for-sale, were $361 per square foot for the twelve months ending June 30, 2007.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)

	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
Wholly-owned Malls:
Mall Anchors	95.1%	93.6%	93.9%	94.2%	95.3%
Mall Stores	90.5%	89.2%	91.7%	89.0%	87.9%
Total Mall Portfolio	93.5%	92.0%	93.1%	92.3%	92.6%

Wholly-owned Comparable Malls:
Mall Anchors	95.1%	94.7%	95.1%	95.3%	96.4%
Mall Stores	90.5%	91.0%	93.5%	90.7%	89.4%
Total Consolidated Mall Portfolio	93.5%	93.4%	94.5%	93.7%	93.9%

Mall Portfolio including Joint Ventures:
Mall Anchors	95.4%	94.1%	94.3%	94.6%	95.7%
Mall Stores	90.3%	89.1%	91.5%	88.6%	87.3%
Total Mall Portfolio	93.6%	92.3%	93.3%	92.4%	92.7%

Mall Portfolio including Joint Ventures Comparable:
Mall Anchors	95.4%	95.1%	95.4%	95.6%	96.8%
Mall Stores	90.3%	90.7%	93.2%	90.2%	88.6%
Total Mall Portfolio	93.6%	93.5%	94.6%	93.7%	93.9%

Wholly-owned Community Centers:
Community Center Anchors	81.1%	81.1%	81.1%	70.6%	68.7%
Community Center Stores	86.8%	85.5%	85.2%	85.2%	80.6%
Total Community Center Portfolio	82.6%	82.2%	82.2%	74.2%	71.3%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

Comparable mall store occupancy for our wholly-owned Malls decreased to 90.5% at June 30, 2007 from 91.0% at March 31, 2007, but has increased from June 30, 2006 by 110 basis points.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2007, approximately 83.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.2 years and a weighted-average interest rate of approximately 6.3%.  At December 31, 2006, approximately 85.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.7 years, and a weighted-average interest rate of approximately 6.3%.  The remainder of our debt at June 30, 2007 and December 31, 2006 bears interest at variable rates with weighted-average interest rates of approximately 6.5% and 6.6%, respectively.

At June 30, 2007 and December 31, 2006, the fair value of our debt (excluding our Credit Facility) was $1,238.7 million and $1,282.0 million, respectively, compared to its carrying amounts of $1,270.8 million and $1,304.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at June 30, 2007 and 2006, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.7 million and $0.7 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $49.4 million and $54.3 million, at June 30, 2007 and December 31, 2006, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.7 million and $0.7 million, for the quarter ended June 30, 2007 and 2006, respectively, and increase the fair value of our debt by approximately $52.4 million and $57.8 million, at June 30, 2007 and December 31, 2006, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements included in this Form 10-Q).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2007 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company's Annual Meeting of Shareholders was held on May 11, 2007 (the “Meeting”). Proxies for the Meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act.  Four proposals were submitted to a vote of the holders of Common Shares.

In connection with Proposal 1 regarding the election of two Class I Trustees, there was no solicitation in opposition to management's nominees as listed in the proxy statement for the Meeting and all of the nominees listed in the proxy statement were elected.  In connection with the voting on such proposal, there were no broker non-votes.  Listed below are the voting results for Proposal 1:

•	Votes of 31,334,702 Common Shares were cast for the election of Mr. Niles C. Overly as a Class I Trustee and votes of 489,631 Common Shares were withheld.

•	Votes of 31,310,615 Common Shares were cast for the election of Mr. William S. Williams as a Class I Trustee and votes of 513,718 Common Shares were withheld.

In connection with Proposal 2 regarding the election of a Class III Trustee, there was no solicitation in opposition to management's nominee as listed in the proxy statement for the Meeting and the nominee listed in the proxy statement was elected.  In connection with the voting on such proposal, there were no broker non-votes.  Votes of 31,394,290 Common Shares were cast for the election of Mr. David M. Aronowitz as a Class III Trustee and votes of 430,044 Common Shares were withheld.

In connection with Proposal 3, there was no solicitation in opposition of the re-approval of certain performance measures relating to performance-based compensation under the Company’s Amended & Restated 2004 Incentive Compensation Plan (the “Plan”) and approval of the following amendments to the Plan:

•	Increase in the number of Common Shares reserved for issuance under the Plan from 1,100,000 to 3,600,000;

•	Increase in the number of Common Shares available under the Plan for grants of full value awards from 600,000 to 1,000,000;

•	Increase in the number of Common Shares available under the Plan for issuance of incentive stock options and non-qualified stock options each from 1,100,000 to 3,600,000; and

•	The addition of a dividend distribution performance measure as an additional performance measure that may be utilized in connection with performance-based compensation under the Plan.

The proposal, as listed in the proxy statement for the Meeting, was approved.  Votes of 22,943,871 Common Shares were cast to approve the proposal, votes of 1,101,380 Common Shares were cast against the proposal, and holders of 160,857 Common Shares abstained from voting on the proposal.

In connection with Proposal 4, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP (“BDO”) as the Company's independent registered public accounting firm as set forth in the proxy statement for the Meeting and such appointment was ratified. There were no broker non-votes in connection with such proposal. Votes of 31,657,213 Common Shares were cast for the ratification of the appointment of BDO as the Company's independent registered public accounting firm; votes of 95,369 Common Shares were cast against such ratification; and holders of 71,752 Common Shares abstained from voting on the proposal.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.111	Agreement of Sale and Purchase, dated April 25, 2007, by and between Glimcher University Mall, L.P. and Somera Capital Management, LLC, as amended.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  July 27, 2007