Form 10-Q
period 2007-09-30
GLIMCHER REALTY TRUST
filed 2007-10-26
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 25, 2007, there were 37,677,601 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 37 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	September 30, 2007	December 31, 2006
Investment in real estate:
Land	$249,279	$247,149
Buildings, improvements and equipment	1,697,345	1,679,935
Developments in progress	65,707	49,803
	2,012,331	1,976,887
Less accumulated depreciation	529,139	483,115
Property and equipment, net	1,483,192	1,493,772
Deferred costs, net	18,165	17,316
Real estate assets held-for-sale	78,047	192,301
Investment in and advances to unconsolidated real estate entities	83,076	70,416
Investment in real estate, net	1,662,480	1,773,805

Cash and cash equivalents	4,622	11,751
Non-real estate assets associated with discontinued operations	5,429	12,662
Restricted cash	13,291	12,132
Tenant accounts receivable, net	37,488	40,233
Deferred expenses, net	6,513	8,134
Prepaid and other assets	37,852	30,103
Total assets	$1,767,675	$1,888,820

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,181,893	$1,203,100
Mortgage notes payable associated with discontinued operations	51,796	101,786
Notes payable	226,400	272,000
Other liabilities associated with discontinued operations	1,480	3,926
Accounts payable and accrued expenses	51,123	57,520
Distributions payable	23,913	23,481
Total liabilities	1,536,605	1,661,813

Minority interest in operating partnership	1,886	1,772

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,674,005 and 36,776,365 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	377	368
Additional paid-in capital	562,789	547,036
Distributions in excess of accumulated earnings	(543,715)	(532,141)
Accumulated other comprehensive loss	(267)	(28)
Total shareholders’ equity	229,184	225,235
Total liabilities and shareholders’ equity	$1,767,675	$1,888,820

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2007	2006
Revenues:
Minimum rents	$47,097	$46,336
Percentage rents	1,355	1,225
Tenant reimbursements	22,079	22,141
Other	4,742	4,447
Total revenues	75,273	74,149

Expenses:
Property operating expenses	16,329	15,883
Real estate taxes	8,106	8,571
	24,435	24,454
Provision for doubtful accounts	1,118	1,103
Other operating expenses	1,407	1,962
Depreciation and amortization	18,141	17,904
General and administrative	3,804	3,501
Total expenses	48,905	48,924

Operating income	26,368	25,225

Interest income	221	106
Interest expense	22,123	21,352
Equity in income of unconsolidated entities, net	164	247
Income before minority interest in operating partnership and discontinued operations	4,630	4,226
Minority interest in operating partnership	3,665	311
Income from continuing operations	965	3,915
Discontinued operations:
Impairment adjustment	102	-
Gain on sale of assets	48,784	-
Income from operations	901	2,155
Net income	50,752	6,070
Less: Preferred stock distributions	4,360	4,360
Net income available to common shareholders	$46,392	$1,710

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.01	$(0.01)
Discontinued operations	$1.23	$0.05
Net income available to common shareholders	$1.24	$0.05

Diluted:
Continuing operations	$0.01	$-
Discontinued operations	$1.22	$0.05
Net income available to common shareholders	$1.23	$0.05

Weighted average common shares outstanding	37,551	36,663
Weighted average common shares and common share equivalent outstanding	40,741	40,075

Cash distributions declared per common share of beneficial interest	$0.4808	$0.4808

Net income	$50,752	$6,070
Other comprehensive loss on derivative instruments, net	(355)	(462)
Comprehensive income	$50,397	$5,608

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2007	2006
Revenues:
Minimum rents	$140,387	$140,728
Percentage rents	3,836	3,250
Tenant reimbursements	65,324	64,969
Other	13,575	13,159
Total revenues	223,122	222,106

Expenses:
Property operating expenses	48,791	47,481
Real estate taxes	25,321	25,387
	74,112	72,868
Provision for doubtful accounts	2,908	3,188
Other operating expenses	5,814	5,518
Depreciation and amortization	55,521	53,903
General and administrative	12,394	11,146
Total expenses	150,749	146,623

Operating income	72,373	75,483

Interest income	460	328
Interest expense	68,374	62,565
Equity in income of unconsolidated entities, net	1,557	1,099
Income before minority interest in operating partnership and discontinued operations	6,016	14,345
Minority interest in operating partnership	3,317	(3,085)
Income from continuing operations	2,699	17,430
Discontinued operations:
Impairment loss	(2,350)	(48,801)
Gain on sale of properties	47,349	1,717
Income from operations	7,603	5,381
Net income (loss)	55,301	(24,273)
Less: Preferred stock distributions	13,078	13,078
Net income (loss) available to common shareholders	$42,223	$(37,351)

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.17)	$0.03
Discontinued operations	$1.31	$(1.05)
Net income (loss) available to common shareholders	$1.14	$(1.02)

Diluted:
Continuing operations	$(0.17)	$0.03
Discontinued operations	$1.30	$(1.04)
Net income (loss) available to common shareholders	$1.12	$(1.01)

Weighted average common shares outstanding	37,120	36,586
Weighted average common shares and common share equivalent outstanding	40,505	40,071

Cash distributions declared per common share of beneficial interest	$1.4424	$1.4424

Net income (loss)	$55,301	$(24,273)
Other comprehensive loss on derivative instruments, net	(239)	(113)
Comprehensive income (loss)	$55,062	$(24,386)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$55,301	$(24,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,506	4,336
Depreciation and amortization	55,928	56,787
Loan fee amortization	1,553	1,761
Equity in income of unconsolidated entities, net	(1,557)	(1,099)
Capitalized development costs charged to expense	1,069	326
Minority interest in operating partnership	3,317	(3,085)
Impairment losses	2,350	48,801
Gain on sales of properties – discontinued operations	(47,349)	(1,717)
Gain on sales of outparcels	(1,093)	(698)
Stock option related expense	1,401	678
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	2,547	1,482
Prepaid and other assets	322	(489)
Accounts payables and accrued expenses	(8,802)	(8,308)

Net cash provided by operating activities	69,493	74,502

Cash flows from investing activities:
Additions to investment in real estate	(74,277)	(49,098)
Deposits on investment in real estate	(3,000)	-
Acquisition of property	-	(55,715)
Contribution from joint venture partner	-	11,257
Proceeds from sale of assets	90	-
Proceeds from sale of outparcels	1,235	870
Proceeds from sale of properties	185,129	24,690
Withdrawals from restricted cash	424	517
Investments in joint ventures	(11,103)	(2,268)
Additions to deferred expenses	(3,205)	(4,042)

Net cash provided by (used in) investing activities	95,293	(73,789)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(45,600)	13,000
Additions to deferred financing costs	-	(817)
Proceeds from issuance of mortgage notes payable	-	125,330
Principal payments on mortgage and other notes payable	(71,197)	(70,267)
Exercise of stock options and other	15,647	1,790
Cash distributions	(70,765)	(70,319)

Net cash used in financing activities	(171,915)	(1,283)

Net change in cash and cash equivalents	(7,129)	(570)

Cash and cash equivalents, at beginning of period	11,751	7,821

Cash and cash equivalents, at end of period	$4,622	$7,251

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At September 30, 2007, GRT both owned interests in and managed 27 properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of September 30, 2007, GRT was a limited partner in GPLP with a 92.1% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheet, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets.  Management determines the as-if-vacant fair value of an acquired property using methods to determine the replacement cost of the tangible assets.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and five to ten years for equipment and fixtures.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles.  These intangibles are amortized over the period the retailer is required to operate their store.

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

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received.  The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.   Differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123, “Accounting for Stock-Based Compensation.” In January 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” prospectively to all awards granted, modified or settled on or after January 1, 2003. Accordingly, the Company recognized as compensation expense the fair value of all awards granted after January 1, 2003. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is expensed over the requisite service period (usually the vesting period) beginning the first quarter of 2006 for awards issued after June 15, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $4,991 and $13,645 as of September 30, 2007 and December 31, 2006, respectively.  In connection with the sale of University Mall, the Company received a $5,000 non-interest bearing note that was discounted to its present value.

Share distributions of $18,114 and $17,682 have been declared, but not paid as of September 30, 2007 and December 31, 2006, respectively.  Operating Partnership distributions of $1,440 have been declared, but not paid as of September 30, 2007 and December 31, 2006.  Distributions for our 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 have been declared, but not paid as of September 30, 2007 and December 31, 2006.  Distributions for our 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,047 and $3,046 have been declared, but not paid as of September 30, 2007 and December 31, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 which did not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under generally accepted accounting principles. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. The Company does not plan on early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2007 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. During the nine months ended September 30, 2007, the Company sold three Mall Properties (Almeda Mall, Montgomery Mall and University Mall) and classified two Community Centers as held-for-sale (Ohio River Plaza and Knox Village Square). The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the Consolidated Statements of Operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	September 30, 2007	December 31, 2006
Number of Properties held-for-sale	4	5
Real estate assets held-for-sale	$78,047	$192,301
Mortgage notes payable associated with Properties held-for-sale	$51,796	$101,786

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of September 30, 2007 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually and determined that control was shared between the Company and its respective venture partner in each of the Ventures. Therefore, the Ventures do not qualify as VIE’s.  The Company concluded that the Ventures would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

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

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed on September 6, 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $518 and $455 for these services for the three months ended September 30, 2007 and 2006, respectively, and fee income of $1,339 and $1,432 for the nine months ended September 30, 2007 and 2006, respectively.

The net income or loss for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

BALANCE SHEET	September 30, 2007	December 31, 2006

Assets:
Investment properties at cost, net	$251,818	$236,744
Intangible assets (1)	11,191	12,855
Other assets	30,884	28,559
Total assets	$293,893	$278,158

Liabilities and members’ equity:
Mortgage notes payable	$121,138	$122,099
Intangibles (2)	11,200	13,634
Other liabilities	6,551	4,827
	138,889	140,560
Members’ equity	155,004	137,598
Total liabilities and members equity	$293,893	$278,158

Operating Partnership’s share of member’s equity	$81,606	$70,793

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $429 and $566 for above-market acquired leases as of September 30, 2007 and December 31, 2006, respectively, and $11,629 and $14,200 for below-market acquired leases as of September 30, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Members’ Equity to Company Investment in Unconsolidated Entities:

	September 30, 2007	December 31, 2006
Members’ equity	$81,606	$70,793
Advances and additional costs	1,470	(377)
Investment in and advances to unconsolidated entities	$83,076	$70,416

	For the Three Months Ended
Statements of Income	September 30, 2007	September 30, 2006

Total revenues	$8,684	$8,363
Operating expenses	4,587	4,169
Depreciation and amortization	2,168	1,917
Operating income	1,929	2,277
Other expenses, net	20	4
Interest expense, net	1,585	1,791
Net income	324	482
Preferred dividend	8	7
Net income available from the Company’s joint ventures	$316	$475

GPLP’s share of income from joint ventures	$164	$247

	For the Nine Months Ended
Statements of Income	September 30, 2007	September 30, 2006

Total revenues	$26,549	$24,825
Operating expenses	12,027	11,248
Depreciation and amortization	6,612	6,530
Operating income	7,910	7,047
Other expenses, net	27	26
Interest expense, net	4,867	4,893
Net income	3,016	2,128
Preferred dividend	23	14
Net income available from the Company’s joint ventures	$2,993	$2,114

GPLP’s share of income from joint ventures	$1,557	$1,099

5.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	September 30, 2007	December 31, 2006

Billed receivables	$14,124	$14,333
Straight-line receivables	21,207	22,132
Unbilled receivables	9,959	9,553
Less: allowance for doubtful accounts	(7,802)	(5,785)
Net accounts receivable	$37,488	$40,233

Accounts Receivable – Assets Held-For-Sale (1)	September 30, 2007	December 31, 2006

Billed receivables	$3,088	$6,429
Straight-line receivables	645	2,279
Unbilled receivables	433	1,142
Less: allowance for doubtful accounts	(1,237)	(2,613)
Net accounts receivable	$2,929	$7,237

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable as of September 30, 2007 and December 31, 2006 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2007	2006	2007	2006
Fixed Rate:
Colonial Park Mall, LP (q)	$32,033	$32,451	7.73%	7.73%	(m)	(a)	$32,033	(f)
Mount Vernon Venture, LLC (o)	8,665	8,753	7.41%	7.41%		(a)	$8,624	February 11, 2008
Charlotte Eastland Mall, LLC (n)(o)	43,131	43,766	7.84%	7.84%	(m)	(a)	$42,302	(g)
Morgantown Mall Associates, LP	51,754	52,474	6.89%	6.89%	(m)	(a)	$50,823	(g)
GM Olathe, LLC	30,000	30,000	6.35%	6.35%	(l)	(b)	$30,000	January 12, 2009
Grand Central, LP	47,212	47,815	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,445	38,787	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	40,104	40,482	8.20%	8.20%	(m)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,412	24,809	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	55,219	55,886	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	94,043	95,255	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	140,318	142,129	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	131,632	133,256	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	156,777	158,791	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	107,945	109,232	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	58,856	59,515	7.54%	7.54%	(m)	(a)	$49,969	(k)
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(c)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(d)	$38,057	December 11, 2016
Tax Exempt Bonds	19,000	19,000	6.00%	6.00%		(e)	$19,000	November 1, 2028
	1,232,546	1,245,401

Other:
Fair value adjustment –
Polaris Center, LLC	1,143	1,465
Extinguished debt (n)	-	58,020		(p)

Total Mortgage Notes Payable:	$1,233,689	$1,304,886

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(e)	The loan requires semi-annual payments of interest.
(f)	The loan matures in October 2027, with an optional prepayment (without penalty) date on October 11, 2007.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 6.35%.
(m)	Interest rate escalates after optional prepayment date.
(n)	Mortgage notes payable associated with Properties held-for-sale as of December 31, 2006.
(o)	Mortgage notes payable associated with Properties held-for-sale as of September 30, 2007.
(p)	Interest rates ranging from 7.03% to 8.35% at December 31, 2006.
(q)	Mortgage was paid off on October 11, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by Properties with net book values of $1,386,081 and $1,444,186 at September 30, 2007 and December 31, 2006, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at September 30, 2007.   Additionally, one of the loans has cross-default provisions and is cross-collateralized with mortgages on the Properties owned by Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $30,000 of mortgage notes payable relating to certain Properties are guaranteed by the Company as of September 30, 2007.

7.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the Credit Facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants under the Credit Facility as of September 30, 2007.

At September 30, 2007, the outstanding balance on the Credit Facility was $226,400.  Additionally, $20,150  represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2007, the unused balance of the Credit Facility available to the Company was $223,450 and the interest rate was 6.28%.

At December 31, 2006, the outstanding balance on the Credit Facility was $272,000 and the interest rate was 6.40%.  Additionally, $20,150 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2006, the unused balance of the Credit Facility available to the Company was $177,850 and the interest rate was 6.40%.

8.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133, on Derivative Instruments and Hedging Activities.”  During the nine months ended September 30, 2007, the Company recognized additional other comprehensive loss of $239 to adjust the carrying amount of the interest rate swaps and caps to fair values at September 30, 2007, net of $(267) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(19) in minority interest participation. During the nine months ended September 30, 2006, the Company recognized additional other comprehensive loss of $113 to adjust the carrying amount of the interest rate swaps and caps to fair values at September 30, 2006 net of $(85) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(9) in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to risk associated with the variability of interest rates that might impact the cash flows and the results of operations of the Company.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2007. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap – Cash Flow	$30,000	4.7025%	January 15, 2008	$46
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(153)
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(153)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $(260) and $(16) in accounts payable and accrued expenses at September 30, 2007 and December 31, 2006, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation).  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified in 2007.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the nine months ended September 30, 2007.

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

 For the nine months ended September 30, 2007, 43,500 shares of restricted Common Stock were granted. For the year ended December 31, 2006, 58,322 shares of restricted Common Stock were granted. The related compensation expense recorded for the three months ended September 30, 2007 and 2006 was $220 and $181, respectively, and $622 and $414 for the nine months ended September 30, 2007 and 2006, respectively. The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods is $2,244 and $2,054 as of September 30, 2007 and 2006, respectively.

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”). At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers. The total number of performance shares allocated to all participants was 104,300. The issuance of the performance shares is subject to the Company achieving the performance measures described below.

Whether or not a participant receives performance shares under the Incentive Plan is determined by: (i) the outcome of the Company’s total shareholder return (“TSR”) for its Common Shares of Beneficial Interest (“Common Shares”) during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies (the “Peer Group”) and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”). TSR is calculated as a percentage equal to the price appreciation of the Common Shares during the Performance Period plus dividends paid (on a cumulative reinvested basis).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 that is expected to be recognized over the Performance Period. The amount of compensation expense related to the Incentive Plan for the three and nine months ended September 30, 2007 is $165 and $379, respectively.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $148 and $91 for the three months ended September 30, 2007 and 2006, respectively, and $400 and $265 for the nine months ended September 30, 2007 and 2006, respectively.

10.	Commitments and Contingencies

At September 30, 2007, there were approximately 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2007 is $71,268 based upon a per unit value of $23.79 at September 30, 2007 (based upon a five-day average of the Common Stock price from September 21, 2007 to September 27, 2007).

The Company has reserved $772 in relation to a contingency associated with the sale of Loyal Plaza, a Community Center sold in 2002, relating to environmental assessment and monitoring matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2007			2006
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$965			$3,915
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments (1)	3,668			162
Income (loss) from continuing operations	$273	37,551	$0.01	$(283)	36,663	$(0.01)

Discontinued operations	$49,787			$2,155
Less: Minority interest adjustments (1)	(3,668)			(162)
Income from discontinued operations	$46,119	37,551	$1.23	$1,993	36,663	$0.05

Diluted EPS:
Income from continuing operations	$965	37,551		$3,915	36,663
Less: Preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments	3,665			311
Operating Partnership Units		2,996			3,007
Options		84			311
Restricted Common Shares		110			94
Income (loss) from continuing operations	$270	40,741	$0.01	$(134)	40,075	-

Income from discontinued operations	$49,787		$1.22	$2,155		$0.05

	For the Nine Months Ended September 30,
	2007			2006
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$2,699			$17,430
Less: Preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments (1)	3,923			(3,188)
(Loss) income from continuing operations	$(6,456)	37,120	$(0.17)	$1,164	36,586	$0.03

Discontinued operations	$52,602			$(41,703)
Less: Minority interest adjustments (1)	(3,923)			3,188
Income (loss) from discontinued operations	$48,679	37,120	$1.31	$(38,515)	36,586	$(1.05)

Diluted EPS:
Income from continuing operations	$2,699	37,120		$17,430	36,586
Less: Preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments	3,317			(3,085)
Operating Partnership Units		2,996			3,048
Options		251			360
Performance Shares		32			-
Restricted Common Shares		106			77
(Loss) income from continuing operations	$(7,062)	40,505	$(0.17)	$1,267	40,071	$0.03

Income (loss) from discontinued operations	$52,602		$1.30	$(41,703)		$(1.04)

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 471,000 and 550,000 as of September 30, 2007 and 2006, respectively.

12.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and/or classified as held-for-sale as of September 30, 2007, are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations. In the consolidated balance sheet, the assets and liabilities associated with discontinued operations are segregated.  The impairment losses on real estate for the three and nine months ended September 30, 2007 and 2006 relate to non-strategic Mall Properties the Company classified as held-for-sale in the second quarter of 2006.  The gain on the sale of Properties in the three and nine months ended September 30, 2007 primarily relates to the sale of University Mall and Almeda Mall.  The table below summarizes key financial results and data for these operations:

	For the Three Months Ended September 30,
	2007	2006
Revenues	$5,438	$11,106
Operating expenses	(3,666)	(5,600)
Operating income	1,772	5,506
Interest expense, net	(871)	(3,351)
Net income from operations	901	2,155
Gain on sale of assets	48,784	-
Impairment adjustment	102	-
Income from discontinued operations	$49,787	$2,155

	For the Nine Months Ended September 30,
	2007	2006
Revenues	$26,226	$34,657
Operating expenses	(14,266)	(19,144)
Operating income	11,960	15,513
Interest expense, net	(4,357)	(10,132)
Net income from operations	7,603	5,381
Gain on sale of assets	47,349	1,717
Impairment losses on real estate	(2,350)	(48,801)
Income (loss) from discontinued operations	$52,602	$(41,703)

13.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The Company has finalized the allocation of the purchase price for properties acquired through September 30, 2007 and no material adjustments have been made to the original allocations.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Columbus, Ohio, Polaris Fashion Place and Polaris Towne Center, are comprised of an asset for acquired above-market leases of $7,940, a liability for acquired below-market leases of $17,951, and an asset for tenant relationships of $4,156. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 9.1 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $425 and $560 for the nine months ended September 30, 2007 and 2006, respectively. The net book value of the above-market leases is $4,067 and $4,689 as of September 30, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the below-market leases is $9,864 and $12,091 as of September 30, 2007 and December 31, 2006, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet. The net book value of the tenant relationships is $2,922 and $3,169 as of September 30, 2007 and December 31, 2006, respectively, and is included in prepaid and other assets on the consolidated balance sheet.

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

14.	Subsequent Events

On October 1, 2007, the Company sold Northwest Mall, a regional mall located in Houston, Texas, for approximately $19.0 million.

On October 9, 2007, the Company purchased Merritt Square Mall (“Merritt”), a regional Mall located in  Merritt Island, Florida, for approximately $84.0 million.  The Company purchased Merritt subject to an existing $57.0 million mortgage loan with a fixed interest rate of 5.35%. The loan matures on September 1, 2015.  The Company funded the remaining portion of the purchase price using funds from the Credit Facility.

On October 11, 2007, the Company paid off the mortgage loan encumbering Colonial Park Mall in full without penalty.  The approximately $32.0 million balance was paid by using funds from the Credit Facility.  This loan was collateralized by Colonial Park Mall located in Harrisburg, Pennsylvania.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases versus expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges, loss of key personnel, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein), failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of September 30, 2007, we owned interests in and managed 27 Properties located in 15 states, consisting of 23 Malls (2 of which are partially owned through a joint venture) and 4 Community Centers. The Properties contain an aggregate of approximately 21.7 million square feet of gross leasable area (“GLA”) of which approximately 92.9% was occupied at September 30, 2007.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Net income available to common shareholders	$46,392	$1,710
Add back (less):
Real estate depreciation and amortization	17,842	17,671
Equity in income of unconsolidated entities	(164)	(247)
Pro-rata share of joint venture funds from operations	1,281	1,244
Minority interest in operating partnership	3,665	311
Gain on the sale of properties	(48,784)	-
Funds from operations	$20,232	$20,689

	For the Nine Months Ended September 30,
	2007	2006
Net income (loss) available to common shareholders	$42,223	$(37,351)
Add back (less):
Real estate depreciation and amortization	54,672	55,608
Equity in income of unconsolidated entities	(1,557)	(1,099)
Pro-rata share of joint venture funds from operations	4,970	4,495
Minority interest in operating partnership	3,317	(3,085)
Gain on the sale of properties	(47,349)	(1,717)
Funds from operations	$56,276	$16,851

FFO increased $39.4 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we recorded $46.5 million more in impairment charges associated with Properties classified as held-for-sale than we did in the nine months ended September 30, 2007.

Offsetting the increase to FFO was a $3.3 million decline in lease termination income. We also recorded $841,000 less in recovery contributions which primarily resulted from the reconciliation of our 2006 recovery estimates that were recorded in the second quarter of 2007. We also recorded $750,000 more in discontinued development costs. This increase was related to the write-off of costs due to a reduction in the scope of our development project in Surprise, Arizona.

Results of Operations – Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Total revenues increased $1.1 million or 1.5% for the three months ended September 30, 2007 compared to the same period last year. Minimum rents increased $761,000 and other revenues increased $295,000. Offsetting these increases was a decline in tenant reimbursements of $62,000.

Minimum rents

Minimum rents increased 1.6%, or $761,000, for the three months ended September 30, 2007 compared to the same period last year. Base rental income was $1.5 million higher for the three months ended September 30, 2007 compared to the same period ended September 30, 2006. This increase is attributable to our overall increase in occupancy. Offsetting this growth was a decrease in termination income of $769,000 for the three months ended September 30, 2007 compared to the same period ended September 30, 2006.

Tenant reimbursements

Tenant reimbursements reflect a decrease of 0.3%, or $62,000, for the three months ended September 30, 2007 compared to the same period ended September 30, 2006.

Other revenues

Other revenues increased 6.6%, or $295,000, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Components of other revenue are shown below (in thousands):

	For the Three Months Ended September 30,
	2007	2006	Inc. (Dec.)
Licensing agreement income	$2,129	$2,317	$(188)
Outparcel sales	235	-	235
Sponsorship income	410	248	162
Management fees	648	626	22
Other	1,320	1,256	64
Total	$4,742	$4,447	$295

Expenses

Total expenses decreased by $19,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Real estate taxes and property operating expenses decreased $19,000, and other operating expenses decreased $555,000. Offsetting these decreases to expenses was an increase in the provision for doubtful accounts of $15,000, an increase in depreciation and amortization of $237,000 and an increase in general and administrative expenses of $303,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses decreased 0.1%, or $19,000, for the three months ended September 30, 2007 compared to the same period last year. Real estate taxes decreased $465,000, or 5.4%. These decreases can be attributed to successful real estate tax appeals. Property operating expenses increased $446,000, or 2.8% for the three months ended September 30, 2007, compared to the same period last year.  This increase is primarily related to property insurance costs.

Provision for doubtful accounts

The provision for doubtful accounts increased 1.4%, or $15,000, for the three months ended September 30, 2007 compared to the same period in the previous year.  The provision represented 1.5% of our revenues in 2007 and 2006. We have recorded a total provision for doubtful accounts (including discontinued operations) of $1.7 million for the three months ended September 30, 2007 and 2006.

Other operating expenses

Other operating expenses were $1.4 million for the three months ended September 30, 2007 compared to $2.0 million for the corresponding period in 2006. The decrease is primarily due to reduced consulting and professional fees at our Properties.

General and administrative

General and administrative expense was $3.8 million and represented 5.1% of total revenues for the three months ended September 30, 2007 compared to $3.5 million and 4.7% of total revenues for the corresponding period in 2006.  The increase primarily relates to the salary merit increases for employees and the compensation expense associated with the new performance share plan for senior management implemented in March 2007.

Interest expense/capitalized interest

Interest expense increased 3.6%, or $0.8 million for the three months ended September 30, 2007.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Three Months Ended September 30,
	2007	2006	Inc. (Dec.)
Average loan balance (continuing operations)	$1,421,249	$1,377,844	$43,405
Average rate	6.35%	6.22%	0.13%

Total interest	$22,562	$21,425	$1,137
Amortization of loan fees	490	475	15
Capitalized interest and other, net	(929)	(548)	(381)
Interest expense	$22,123	$21,352	$771

The increase in the “Average loan balance” category was primarily a result of the funding of capital improvements and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity compared to the corresponding period in the prior year.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $316,000 and $475,000 for the three months ended September 30, 2007 and 2006, respectively.  The net income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

The reconciliation of the net income from the joint ventures to FFO for these Properties is shown below (in thousands).

	For the Three Months Ended September 30,
	2007	2006
Net income available from joint ventures	$316	$475
Add back:
Real estate depreciation and amortization	2,148	1,917
Funds from operations	$2,464	$2,392

Pro-rata share of joint venture funds from operations	$1,281	$1,244

Discontinued Operations

Status of Planned Sale of Non-Strategic Assets

In the second quarter of 2006, we announced our plan to sell five non-strategic mall assets as part of our capital recycling program.   In the first nine months of 2007, we sold three of these malls and sold the fourth Mall on October 1, 2007.  In the second quarter of 2007, we listed two of our Community Center Properties for sale.  Below is a discussion of each of these seven assets.

•	Montgomery Mall (Montgomery, Alabama) – the Company sold this Property for approximately $4.5 million in May 2007.

•	University Mall (Tampa, Florida) – the Company sold this asset for approximately $144.7 million on July 20, 2007.

•	Almeda Mall (Houston, Texas) – the Company sold this asset for approximately $40.0 million on July 27, 2007.

•	Northwest Mall (Houston, Texas) – the Company sold this asset for approximately $19.0 million on October 1, 2007.

•	Eastland Mall (Charlotte, North Carolina) – the Company remains committed to sell this Property.

•	Knox Village Square (Mount Vernon, Ohio) – the Company commenced marketing this Community Center Property for sale in the second quarter of 2007.

•	Ohio River Plaza (Gallipolis, Ohio) – the Company commenced marketing this Community Center Property for sale in the second quarter of 2007.

Discussion of Income from Discontinued Operations

During the third quarter ended September 30, 2007, we sold two Mall properties for a net gain of $48.8 million.  At September 30, 2007, we had four Properties classified as held-for-sale, one of which was sold in October 2007.  These four Properties consisted of the two remaining Mall Properties we listed for sale during 2006 and two Community Centers.  During the third quarter ended September 30, 2006, we sold two Community Centers for no gain or loss.

Income from discontinued operations, exclusive of the gain on the sale of assets, for the three months ended September 30, 2007 was $1.0 million as compared to $2.2 million for the same period ended September 30, 2006. Revenues for the discontinued operations were $5.4 million and $11.1 million for the three months ended September 30, 2007 and 2006, respectively.

Results of Operations – Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Total revenues increased 0.5%, or $1.0 million, for the nine months ended September 30, 2007 compared to the same period last year. Percentage rent, tenant reimbursements and other revenue increased $586,000, $355,000 and $416,000, respectively. Offsetting these positive increases was a decrease in minimum rents of  $341,000.

Minimum rents

Minimum rents decreased 0.2%, or $341,000 for the nine months ended September 30, 2007 compared to the same period last year. Termination income decreased by $2.7 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. During the same time period, straight line rents decreased by  $637,000. This was offset by an increase in minimum base rents of $3.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Tenant reimbursements

Tenant reimbursements reflect an increase of 0.5%, or $355,000, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase primarily relates to increases in reimbursable expenses.

Other revenues

Other revenues increased 3.2%, or $416,000, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Components of other revenue are shown below (in thousands):

	For the Nine Months Ended September 30,
	2007	2006	Inc. (Dec.)
Licensing agreement income	$6,071	$6,602	$(531)
Outparcel sales	1,235	320	915
Sponsorship income	922	657	265
Management fees	1,514	1,726	(212)
Other	3,833	3,854	(21)
Total	$13,575	$13,159	$416

Expenses

Total expenses increased 2.8%, or $4.1 million, for the nine months ended September 30, 2007 compared to the same period in the prior year. Real estate taxes and property operating expenses increased $1.2 million, other operating expenses increased $296,000, depreciation and amortization increased $1.6 million and general and administrative expenses increased $1.2 million. Offsetting these increases was a reduction to the provision for doubtful accounts of $280,000.

Property operating expenses and real estate taxes

Property operating expenses increased $1.3 million, or 2.8% for the nine months ended September 30, 2007. Insurance expense increased $1.1 million as a result of increased insurance premiums for property and casualty insurance across all Properties, with the most significant increases occurring at Westshore Plaza, Dayton Mall and The Mall at Fairfield Commons.

Real estate tax expense decreased $66,000 or 0.3%, for the nine months ended September 30, 2007 compared to the same period last year.

Provision for doubtful accounts

The provision for doubtful accounts was $2.9 million for the nine months ended September 30, 2007 and $3.2 million for the corresponding period in 2006. The provision represents 1.3% of revenues in 2007 and 1.4% of revenues in 2006 (related to our continuing operations), respectively. We have recorded a total provision for doubtful accounts (including discontinued operations) of $4.5 million in 2007 and $4.3 million in 2006.

Other operating expenses

Other operating expenses were $5.8 million for the nine months ended September 30, 2007 compared to $5.5 million for the corresponding period in 2006. The increase is primarily due to a write-off of expense related to a development in Surprise, Arizona during June of 2007.

General and administrative

General and administrative expense was $12.4 million and represented 5.6% of total revenues for the nine months ended September 30, 2007 compared to $11.1 million and 5.0% of total revenues for the corresponding period in 2006.  The increase in expense primarily relates to merit increases for employees, the compensation expense associated with the new performance share plan for senior management implemented in March 2007 and higher professional fees attributable to third party consultation relating to new proxy disclosure requirements.

Interest expense/capitalized interest

Interest expense increased 9.3%, or $5.8 million for the nine months ended September 30, 2007.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Nine Months Ended September 30,
	2007	2006	Inc. (Dec.)
Average loan balance (continuing operations)	$1,481,354	$1,356,315	$125,039
Average rate	6.22%	6.19%	0.03%

Total interest	$69,105	$62,967	$6,138
Amortization of loan fees	1,469	1,538	(69)
Capitalized interest and other, net	(2,200)	(1,940)	(260)
Interest expense	$68,374	$62,565	$5,809

The increase in the “Average loan balance” was primarily the result of the funding of capital improvements and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity compared to the corresponding period in the prior year.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $3.0 million compared to $2.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The net income results primarily from our investment in the ORC Venture. The increase in net income was driven primarily by increased recovery rates and adjustments to the receivables related to the 2006 tenant reimbursement reconciliations recorded in the second quarter of 2007.

The reconciliation of the net income from the joint ventures to FFO for these Properties is shown below (in thousands).

	For the Nine Months Ended September 30,
	2007	2006
Net income available from joint ventures	$2,993	$2,114
Add back :
Real estate depreciation and amortization	6,562	6,530
Funds from operations	$9,555	$8,644

Pro-rata share of joint venture funds from operations	$4,970	$4,495

Discussion of Income from Discontinued Operations

During the nine months ended September 30, 2007, three Mall Properties were sold for a net gain of $47.3 million.  At September 30, 2007, we had four Properties classified as held-for-sale, one of which was sold on October 1, 2007.  These four Properties consisted of the two remaining Mall Properties we listed for sale last year and two Community Centers.  The two Community Centers we listed for sale in the second quarter of 2007 were Ohio River Plaza and Knox Village Square. During the nine months ended September 30, 2006, we sold seven Community Center Properties for a net gain of $1.7 million.

Income from discontinued operations, exclusive of gain or loss on the sale of Properties, was $5.3 million and a loss of $(43.4) million for the nine months ended September 30, 2007 and 2006, respectively. The primary factor resulting in the higher income is a reduction in the amount of impairment charges. Impairment charges were $2.4 million and $48.8 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.

At September 30, 2007, the Company’s total-debt-to-total-market capitalization was 55.6%, compared to 55.3% at December 31, 2006.  We are working to maintain this ratio in the mid-fifty percent range.  We expect to utilize the proceeds from future asset sales to reduce our outstanding debt.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	September 30, 2007	December 31, 2006
Stock Price (end of period)	$23.50	$26.71
Market Capitalization Ratio:
Common Shares outstanding	37,674	36,776
OP Units outstanding	2,996	2,996
Total Common Shares and OP Units outstanding at end of period	40,670	39,772

Market capitalization – Common Shares outstanding	$885,339	$982,287
Market capitalization – OP Units outstanding	70,406	80,023
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,460,089	1,576,886
Total market capitalization	$2,625,834	$2,849,196

Total debt/total market capitalization	55.6%	55.3%

Total debt/total market capitalization including pro-rata share of joint venture	56.6%	56.3%

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

Discussion of Consolidated Cash Flows

For the nine months ended September 30, 2007

Net cash provided by operating activities was $69.5 million for the nine months ended September 30, 2007.

Net cash provided from investing activities was $95.3 million for the nine months ended September 30, 2007. During the first nine months, three Properties were sold.  Receipts from the sale of malls were $185.1 million. Outparcel sales during this time brought in an additional $1.2 million.  Offsetting these increases were expenditures of $74.3 on our investment in real estate.  Of this amount, $26.3 million was spent constructing additional GLA primarily at The Mall of Johnson City, Dayton Mall and Northtown Mall.  We also spent $11.6 million on renovations with no incremental GLA, primarily at Lloyd Center.  Furthermore, we spent $14.2 million to re-tenant existing space.  We also purchased two anchor stores from Macy’s, Inc. for approximately $8.5 million.  These two anchor stores are at Polaris Fashion Place in Columbus, Ohio and Eastland Mall (OH) and support our re-development plans at these Properties.  The remaining amounts were spent on operational capital expenditures.  We also invested $9.6 million relating to development of projects in joint ventures.  The majority of this was spent to fund Puente’s ongoing renovation program. Lastly, a deposit of $3 million was made on the purchase of Merritt Square Mall.

Net cash used in financing activities was $171.9 million for the nine months ended September 30, 2007. During the first nine months we repaid $71.2 million of principal on existing mortgage debt.  This includes debt extinguished in connection with the sale of Montgomery Mall, in the amount of $25.0 million, and Almeda Mall (SAN Mall), in the amount of $32.7 million.  We also paid $70.8 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.  During the nine months ended September 30, 2007, we repaid $45.6 million on our Credit Facility. Offsetting these decreases to cash, we received $15.6 million from the exercise of stock options.

For the nine months ended September 30, 2006

Net cash provided by operating activities was $74.5 million for the nine months ended September 30, 2006.

Net cash used in investing activities was $73.8 million for the nine months ended September 30, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million in cash. This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. We invested $49.1 million towards our investment in real estate. Of this amount, $22.1 million was spent on constructing additional GLA and interior renovations, primarily at the Dayton Mall, Eastland Mall (OH), Northtown Mall and Lloyd Center. We also spent $15.5 million on tenant improvements to re-tenant existing spaces and $1.1 million primarily to acquire additional land at River Valley Mall. The remaining amounts were spent on operational capital expenditures. During September 2006, we paid $1.9 million to enter into a joint venture in Surprise, Arizona to develop an approximately 24,755 square foot retail development. Offsetting this was the receipt of $24.7 million in connection with the sale of seven non-strategic Community Center assets.

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

Financing Activity - Consolidated

Total debt decreased by $116.8 million during the first nine months of 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt

December 31, 2006	$1,304,886	$272,000	$1,576,886
Repayment of debt	(57,748)	-	(57,748)
Debt amortization payments in 2007	(13,127)	-	(13,127)
Amortization of fair value adjustment	(322)	-	(322)
Net payments, Credit Facility	-	(45,600)	(45,600)
September 30, 2007	$1,233,689	$226,400	$1,460,089

During the first nine months of 2007, we decreased our net borrowings under our Credit Facility and made recurring principal payments on our fixed rate debt. We also paid off $25 million of variable rate debt associated with Montgomery Mall and $33 million of fixed rate debt associated with Almeda and Northwest Malls (SAN Mall). These payments were primarily funded through proceeds from asset sales.

At September 30, 2007, our mortgage notes payable were collateralized with first mortgage liens on 20 Properties having a net book value of $1,386.1 million.  We also owned 5 unencumbered Properties and other corporate assets having a net book value of $173.8 million at that date.

One of our loans has multiple Properties as collateral with cross-default provisions.  Certain of our loans are subject to guarantees and financial covenants.  Under the cross-default provisions, a default under a single mortgage that is cross collateralized may constitute a default under all of the mortgages in the pool of such a cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan.  Properties that are subject to cross-default provisions relate to the Morgantown Mall Associates LP loan having a total net book value of $41.0 million, and represent one Community Center and one Mall.

Financing Activity – Joint Ventures

Within the ORC Venture, the total debt decreased by $1.0 million during the first nine months of 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT Share
	Notes	(52%)
December 31, 2006	$122,099	$63,492
Debt amortization payments in 2007	(1,108)	(576)
Amortization of fair value adjustment	146	76
September 30, 2007	$121,137	$62,992

At September 30, 2007, the mortgage notes payable were collateralized with first mortgage liens on two Properties having a net book value of $249.6 million.

We also had joint venture interests in two unencumbered real estate parcels connected with our developments in Surprise and Scottsdale, Arizona, having a net book value of $11.1 million at September 30, 2007.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At September 30, 2007, we had the following obligations relating to dividend distributions.  In the third quarter of 2007, the Company declared distributions of  $0.4808 per Common Share ($19.6 million), to be paid during the fourth quarter of 2007.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $6.0 million and $20.0 million, respectively.

Capital lease obligations are for security equipment, phone systems and generators at the various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet.  Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2007 was $1.3 million.

At September 30, 2007, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2007 was $71.3 million based upon a per unit value of $23.79 at September 30, 2007 (based upon a five-day average of the Common Stock price from September 21, 2007 to September 27, 2007).

At September 30, 2007, we had executed leases committing to $15.0 million in tenant allowances. The leases will generate gross rents that approximate $96.1 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations totaled $6.4 million at September 30, 2007.

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

o
Lease Payment:  LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”).  LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: i) to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term, and ii) as security for LLC Co.’s performance under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co.  A portion of GPLP’s capital contribution will be used to fund its pro rata share of LLC Co.’s payments under the ground lease.

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

We plan to invest up to $60.0 million in redevelopment and development activity in 2007.  We also plan to invest a total of $22.0 million in property capital expenditures for operational needs, tenant improvements and renovations in 2007.  In the first nine months of 2007 for our consolidated assets, we spent $34.8 million for redevelopment activities, $11.6 million for renovations, $14.2 million for tenant improvements, and $3.5 million for operational needs.  In the first nine months of 2007 our proportionate share of capital expenditures for our joint venture properties was $2.8 million on development, $6.0 million on renovations and $0.8 million on other capital items.

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

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  Additionally, a store remodeling and the addition of approximately 35,000 square feet to the JCPenney anchor store is underway.

At Ashland Town Center, JCPenney plans to move into their new prototype on the former Wal-Mart parcel.  We will be looking to backfill their current space with either several big box type retailers or another fashion department store.

At Northtown Mall, we have reached an agreement in principle to bring a Herberger’s department store to the Mall in the final available anchor space at the center.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center. We also signed a lease with LA Fitness and expect to build a new junior anchor store at Northtown Mall for this tenant.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing and construction management.

Our Scottsdale development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units.  We plan to invest approximately $255 million in this project through our Scottsdale Venture.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of The Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

Our Surprise Venture will be developing a new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre development will consist of approximately 24,755 square feet of new retail space.

Portfolio Data

The table below reflects sales per square foot (“Sales PSF”) for those tenants reporting sales for the twelve-month period ended September 30, 2007.  The “Same Store” percentage change is based on those tenants reporting sales for the twenty-four month period ended September 30, 2007.

	Wholly Owned		Total Mall Properties
	Mall Properties		Including joint venture
	Average	Same Store	Average	Same Store
	Sales PSF	% Change	Sales PSF	% Change
Anchors	$144	1.0%	$144	1.3%
Stores (1)	$364	0.4%	$359	0.5%
Total	$240	(0.8)%	$238	(0.6)%

(1)	Sales PSF for Mall Stores 10,000 square feet or less excluding outparcel and licensing agreement sales.

As we continue to upgrade our tenant mix, we believe the regional mall portfolio will deliver solid performance in the areas of sales productivity and rents.  Average Mall store sales for our wholly owned properties for the twelve months ended September 30, 2007 were $364 per square foot, a 0.8% improvement from the $361 per square foot reported for the twelve months ended September 30, 2006.  Comparable stores sales, which include only those stores open for the twelve months ended September 30, 2007 and the same period of 2006, were also positive with a 0.4% increase.

Average Mall store sales for wholly-owned Malls, excluding the four Malls that are held-for-sale, were $368 per square foot for the twelve months ended September 30, 2007.

Portfolio occupancy statistics by property type are summarized below:
	Occupancy (1)
	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06
Wholly-owned Malls:
Mall Anchors	94.1%	95.1%	93.6%	93.9%	94.2%
Mall Stores	91.6%	90.5%	89.2%	91.7%	89.0%
Total Mall Portfolio	93.2%	93.5%	92.0%	93.1%	92.3%

Wholly-owned Comparable Malls:
Mall Anchors	94.1%	94.6%	94.1%	94.6%	94.9%
Mall Stores	91.6%	90.3%	90.9%	93.4%	90.6%
Total Consolidated Mall Portfolio	93.2%	93.0%	93.0%	94.2%	93.3%

Mall Portfolio including Joint Ventures:
Mall Anchors	94.6%	95.4%	94.1%	94.3%	94.6%
Mall Stores	91.3%	90.3%	89.1%	91.5%	88.6%
Total Mall Portfolio	93.4%	93.6%	92.3%	93.3%	92.4%

Mall Portfolio including Joint Ventures Comparable:
Mall Anchors	94.6%	94.9%	94.5%	95.0%	95.2%
Mall Stores	91.3%	90.0%	90.7%	93.0%	90.0%
Total Mall Portfolio	93.4%	93.2%	93.2%	94.3%	93.3%

Wholly-owned Community Centers:
Community Center Anchors	81.1%	81.1%	81.1%	81.1%	70.6%
Community Center Stores	86.1%	86.8%	85.5%	85.2%	85.2%
Total Community Center Portfolio	82.4%	82.6%	82.2%	82.2%	74.2%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

Malls

Comparable mall store occupancy for our wholly-owned Malls increased to 91.6% at September 30, 2007 from 90.6% at September 30, 2006.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2007, approximately 89.3% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.1 years and a weighted-average interest rate of approximately 6.2%.  At December 31, 2006, approximately 85.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.7 years, and a weighted-average interest rate of approximately 6.3%.  The remainder of our debt at September 30, 2007 and December 31, 2006 bears interest at variable rates with weighted-average interest rates of approximately 6.4% and 6.6%, respectively.

At September 30, 2007 and December 31, 2006, the fair value of our debt (excluding our Credit Facility) was $1,225.9 million and $1,282.0 million, respectively, compared to its carrying amounts of $1,233.7 million and $1,304.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at September 30, 2007 and 2006, a 100 basis point increase in the market rates of interest would decrease future earnings and cash flows by $0.4 million and $0.4 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $48.5 million and $54.3 million, at September 30, 2007 and December 31, 2006, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.4 million and $0.4 million, for the quarter ended September 30, 2007 and 2006, respectively, and increase the fair value of our debt by approximately $51.4 million and $57.8 million, at September 30, 2007 and December 31, 2006, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements included in this Form 10-Q).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2007 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

10.112	Membership Interest Purchase and Sale Agreement, dated as of July 19, 2007, by and between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership, as amended.

10.113	Amendment to Membership Interest Purchase and Sale Agreement, dated as of August 6, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership.

10.114	Assignment and Assumption of Membership Interests, dated as of October 9, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership.

10.115
Guaranty of Insurance Deductible, dated as of October 9, 2007, by Thor MS, LLC, Thor Merritt Square, LLC, Glimcher Properties Limited Partnership and LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11.

10.116
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership.

10.117
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11.

10.118	Amendment No. 1 to the Employment and Consulting Agreement, dated as of July 25, 2007, by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Herbert Glimcher.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLIMCHER REALTY TRUST

By:	/s/ Michael P. Glimcher
Michael P. Glimcher, Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark E. Yale
Mark E. Yale, Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Dated:  October 26, 2007