Form 10-K
period 2007-12-31
GLIMCHER REALTY TRUST
filed 2008-02-22
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]  No [X]

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

As of February 21, 2008, there were 37,693,853 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2007, was $902,165,275.

Documents Incorporated By Reference

Portions of the Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 9, 2008 are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

Item No.		Form 10-K
		Report Page
PART I

1.	Business	3
1A.	Risk Factors	6
1B.	Unresolved Staff Comments	13
2.	Properties	13
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	19

PART II

5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	20
6.	Selected Financial Data	20
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
7A.	Quantitative and Qualitative Disclosures About Market Risk	41
8.	Financial Statements and Supplementary Data	42
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
9A.	Controls and Procedures	42
9B.	Other Information	44

PART III

10.	Trustees, Executive Officers and Corporate Governance	44
11.	Executive Compensation	44
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	44
13.	Certain Relationships and Related Transactions, and Trustee Independence	44
14.	Principal Accountant Fees and Services	44

PART IV

15.	Exhibits and Financial Statement Schedules	45

Signatures		52

PART I.

This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT,” the “Company” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: the effect of economic and market conditions; the failure to achieve earnings and funds from operations targets or estimates; the rate of revenue increases versus expense increases; failure to increase mall store occupancy and same-mall operating income; the failure to fully recover tenant obligations for common area maintenance (“CAM”), taxes and other property expenses; the failure to complete planned redevelopments of properties; construction and lease-up delays and cost overruns; the failure of the Company to make additional investments in regional mall properties and redevelopment of properties; the consummation of asset sales at acceptable prices; the failure to sell properties as anticipated and the failure to achieve estimated sales prices and proceeds from the sale of such properties; the failure to complete proposed acquisitions; increases in and new impairment charges; the financial stability of tenants within the retail industry; tenant bankruptcies; rejection of leases by tenants in bankruptcy; the failure to attract innovative retailers; material changes in the Company’s dividend rates on its securities or ability to pay its dividend on its common stock or other securities; the failure of joint venture relationships; bankruptcies of joint venture partners; conflicts of interest with existing joint venture partners; the failure to qualify as a REIT (as hereinafter defined); the failure to consummate equity and debt financing, including the repayment of debt; the level and volatility of interest rates; the failure to realize anticipated benefits from the dividend adjustment, as well as other risks listed from time to time in this Form 10-K and in GRT’s other reports filed with the Securities and Exchange Commission (“SEC”).

Item 1.     Business

(a)           General Development of Business

GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us” or “our.”

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls and community shopping centers.  Enclosed regional and super regional malls in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which we hold an ownership position are referred to as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner.  At December 31, 2007, GRT held a 92.1% interest in the Operating Partnership.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)           Narrative Description of Business

General:  The Company is a recognized leader in the ownership, management, acquisition and development of regional and super-regional malls.  At December 31, 2007, the Properties consisted of 23 Malls (21 wholly-owned and 2 partially owned through a joint venture) containing an aggregate of 20.6 million square feet of gross leasable area (“GLA”) and 4 Community Centers containing an aggregate of 1.0 million square feet of GLA.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”).  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open or the tenant is paying rent are considered as occupied.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and buildings, but contributes nominal ancillary charges are excluded from GLA.

As of December 31, 2007, the occupancy rate for all of the Properties was 95.2% of GLA.  The occupied GLA was leased at 83.5%, 9.3% and 7.2% to national, regional and local retailers, respectively.  The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2007, the Properties had annualized minimum rents of $222.6 million.  Approximately 77.4%, 8.0% and 14.6% of the annualized minimum rents of the Properties as of December 31, 2007 were derived from national, regional, and local retailers, respectively.  No single tenant represents more than 3.0% of the aggregate annualized minimum rents of the Properties as of December 31, 2007.

Malls:  The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, JCPenney, Kohl’s, Macy’s, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, The Disney Store, Finish Line, Foot Locker, Gap, Hallmark, Kay Jewelers, The Limited, Express, New York & Company, Old Navy, Pacific Sunwear, Radio Shack, Victoria’s Secret, Waldenbooks, and Zales Jewelers.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.5 million square feet of GLA and approximately 188 stores, while the smallest has 331,000 square feet of GLA and approximately 67 stores. The Malls also have additional restaurants and retail businesses, such as P.F. Chang’s, The Palm, Pier One and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2007, the Malls accounted for 95.5% of the total GLA, 96.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 95.6%.

Community Centers:  The Company’s Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores or supermarkets which attract shoppers to each center’s smaller shops.  The tenants at the Company’s Community Centers typically offer day-to-day necessities and value-oriented merchandise.  Community Center anchors include nationally recognized retailers such as Best Buy, JCPenney and Kmart, and supermarkets such as Kroger.  Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

As of December 31, 2007, Community Centers accounted for 4.5% of the total GLA, 4.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 87.7%.

Growth Strategies and Operating Policies:  Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value.  The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITs.  Specifically, the Company believes that FFO is a supplemental measure of the Company’s operating performance as it is a recognized standard in the real estate industry, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO does include impairment losses for properties held for use and held-for-sale.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net income available to common shareholders is provided in Item 7 of this Form 10-K.

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

The Company’s growth strategy is to upgrade the quality of our portfolio of assets.  We focus on selective acquisitions, redevelopment of our core Mall assets and ground-up development in markets with high growth potential.  Such strategy is focused on dominant anchored retail properties within the top 100 metropolitan markets by population that have near-term upside potential or offer advantageous opportunities for the Company.

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

Financing Strategies:  At December 31, 2007, the Company had a total-debt-to-total-market-capitalization ratio of 66.2% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”) as of December 31, 2007.  The Company is working to maintain this ratio in the mid-fifty percent range by managing outstanding debt and increasing the value of its outstanding Common Shares. Even though our outstanding debt decreased by $25 million during 2007, a sharp reduction in our Common Stock price during December 2007 resulted in a ratio higher than our targeted level. The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2007, 85.2% of total Company debt was fixed rate.  Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

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

Employees:   At December 31, 2007, the Company had an aggregate of 1,042 employees, of which 487 were part-time.

Seasonality:  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels.  In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status:   GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code.  As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders.  Additionally, the Company must satisfy certain requirements regarding its organization, ownership and certain other conditions, such as a requirement that its shares be transferable.  Moreover, the Company must meet certain tests regarding its income and assets.  At least 75.0% of the Company’s gross income must be derived from passive income closely connected with real estate activities.  In addition, 95.0% of the Company’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities.  Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including the requirement that not more than 25.0% of the value of its total assets can be represented by securities.  If GRT fails to meet the requirements to qualify for REIT status, the Company may cease to qualify as a REIT and may be subject to certain penalty taxes.   If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  As a qualified REIT, the Company is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

(c)          Available information

GRT files this Form 10-K and other periodic reports and statements electronically with the SEC.  The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at http://www.sec.gov. GRT’s reports, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practicable after such reports are filed with the SEC.  Information on this website is not considered part of this filing.  GRT’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Amended and Restated Executive Compensation Committee Charter, and Amended and Restated Nominating and Corporate Governance Committee Charter are available on the Company’s website and copies of each are available in print to any shareholder who requests them.

Item 1A.  Risk Factors

A number of factors affect our business and the results of our operations, many of which are beyond our control.  The following is a description of the most significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

We are subject to risks inherent in owning real estate investments.

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, as well as the amount of any distribution, may be adversely affected by the economic climate and certain local conditions including:

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

Some of our potential losses may not be covered by insurance.

We maintain commercial property insurance on our consolidated real estate assets as well as those held in joint ventures in which we have an investment interest.  In addition to general liability, fire, and flood insurance, we also carry property insurance for certain windstorm risks for our properties located in Florida. Even insured losses could result in a serious disruption to our business and reduce and delay our receipt of revenue.  Additionally, hurricane and store damage in the state of Florida could exceed our windstorm coverage for our properties in that state.  Lastly, there are some types of losses, including lease and other contract claims, that generally are not insured.  If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the asset(s). If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the asset(s).

Our property insurance policies include coverage for acts of terrorism by foreign or domestic agents.  The United States government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005.  The Act is designed to cover losses from declared terrorism events that are equal to or exceed $100 million.  However, our premiums for terrorism insurance could continue to rise despite the coverage of the Act.  Moreover, certain criminal or terrorist-like acts that may be committed against our properties or real estate assets may not constitute terrorist acts under the Act or may cause losses that are less than the triggering amount for coverage under the Act.

We rely on major tenants.

At December 31, 2007, our three largest tenants were Gap, Inc., Foot Locker, Inc., and Sterling, Inc., representing 3.0%, 2.1% and 1.9% of our annualized minimum rents, respectively.  No other tenant represented more than 1.9% of the aggregate annualized minimum rents of our properties as of such date.  Our financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency, or general downturn in the business of any such tenant, or in the event any such tenant does not renew a number of its leases as they expire.

Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

Since we derive almost all of our income from rental payments, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms.  A tenant may seek the protection of the bankruptcy laws, which could result in the termination of its lease causing a reduction in our cash available for distribution.  A downturn in a tenant’s business may result in a reduction in the portion of rent based on a percentage of the tenant’s sales.  Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated.

We face significant competition that may decrease the occupancy and rental rates of our properties.

We compete with many commercial developers, real estate companies and major retailers.  Some of these entities develop or own malls, value-oriented retail properties, and community shopping centers with whom we compete for tenants.  We face competition for prime locations and for tenants.  New regional malls or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could affect their ability to pay rent or desire to occupy the property.

The failure to fully recover cost reimbursements for CAM, taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit.  Final adjustments for the year ended December 31, 2007 have not yet been determined. At December 31, 2007, we had recorded in accounts receivables $3.3 million of costs expected to be recovered from tenants during the first six months of 2008. There can be no assurance that we will collect all or substantially all of this entire amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to you will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2007, approximately 33% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully redevelop, develop or operate such properties.

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

Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property.  In connection with the ownership or operation of our properties, we could be liable for such costs, which could be substantial and even exceed the value of such property or the value of our aggregate assets.  We could incur such costs or be liable for such costs during a period after we dispose of or transfer a property.  The failure to remediate toxic substances may adversely affect our ability to sell or rent any of our properties or to borrow funds.  In addition, environmental laws may require us to expend substantial sums in order to use our properties or operate our business.

We have established a contingency reserve for one environmental matter as noted in Note 14 of our consolidated financial statements.

Our assets may be subject to impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not assured.  This evaluation is conducted periodically, but no less frequently than quarterly.  Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset’s estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions.  With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions.  If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the accounting period in which the adjustment is made.  Furthermore, changes in estimated future cash flows due to a change in our plans or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

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

GRT believes that it has qualified as a REIT under the Code since 1994, but cannot be sure that it will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions, and the determination of various factual matters and circumstances not entirely within GRT’s control that may impact GRT’s ability to qualify as a REIT under the Code.  In addition, GRT cannot be sure that new laws, regulations and judicial decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification.

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

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”).  The tax risks of this type of ownership include possible challenge by the Internal Revenue Service of allocations of income and expense items which could affect the computation of our taxable income, a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, and the possibility of action being taken by such entities that could adversely affect GRT’s qualification as a REIT, for example, by requiring the sale of a property.  We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations).  If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have access to other sources of funds necessary to meet our REIT distribution requirements.

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain).  The amount available for distribution will be affected by a number of factors, including the operation of our properties.  We have sold a number of non-core assets and intend in the future to sell additional selected non-core assets.  The loss of rental income associated with our properties sold will in turn affect net income and FFO.  In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO.  In such a case, it may be necessary to arrange for short or long term borrowings, or to issue preferred stock or other securities, to raise funds, which may not be possible.

Debt financing could adversely affect our performance.

As of December 31, 2007, we had $1.6 billion of combined mortgage indebtedness and outstanding borrowings under our credit facility, of which $118.6 million matures during 2008.  As of December 31, 2007, we have borrowed $300.0 million from our credit facility, which matures on December 13, 2009.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell our properties.  Additionally, our ability to repay any indebtedness accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties. If we are unable to repay any of our debt at or before maturity, then we may have to borrow against our properties that are not encumbered or from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares and the distributions payable to you.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our $470 million unsecured credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2007, the additional amount that may be borrowed based upon the restrictive covenants in the credit facility is $301.4 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  The ratio of total-debt-to-total-market capitalization was 66.2% as of December 31, 2007.  As used herein, “total market capitalization” means the sum of the outstanding amount of all indebtedness, the value of our preferred shares and the total market value of the outstanding Common Shares and the units of operating partnership interest in GPLP (“OP Units”) (based on the closing price of the Common Shares on December 31, 2007).

Our financial condition and distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and credit facility impose certain financial and operating restrictions on our properties, on our secured subordinated financing, and additional financings on properties.  These restrictions include restrictions on borrowings, prepayments and distributions.  Additionally, our credit facility requires certain financial tests to be met and some of our mortgage indebtedness provides for prepayment penalties, each of which could restrict our financial flexibility.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2007, approximately $230.0 million of our indebtedness bears interest at a variable rate.  Accordingly, an increase in interest rates on our existing indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2007 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.3 million annually.

An increase in interest rates or our total-debt-to-total-market capitalization could cause a decrease in the market price of our outstanding Common Shares.

We believe that investors generally perceive REITs as yield-driven investments and compare the annual yield from distributions by REITs with yields on various other types of financial instruments. Thus, an increase in market interest rates generally could adversely affect the market price of Common Shares.  Additionally, investors may react negatively to an increase in our total-debt-to-total-market capitalization.

The Board of Trustees has unlimited authority to increase the amount of debt that we may incur.

The Board of Trustees (the “Board”) determines financing objectives and the amount of the indebtedness that we may incur and may make revisions to these objectives at any time without a vote of our shareholders.  Although the Board has no present intention to change these objectives, revisions could result in a more highly leveraged company with an increased risk of default on indebtedness, an increase in debt service charges, and the addition of new financial covenants that restrict our business.

Our issuance of additional common or preferred Shares may affect prevailing market prices for our outstanding common share or preferred shares.

Future sales or the anticipation of such sales of additional common or preferred shares may have an adverse effect on the market price of our common shares or preferred shares.

The market value, or trading price, of our preferred and Common Stock could decrease based upon uncertainty in the marketplace and market perception.

The market value, or trading price, of our preferred stock and Common Stock may be based primarily upon the market’s perception of our operational as well as financial growth potential and current and future cash dividends or distributions, and may be secondarily based upon the real estate market value of our underlying assets. The market value, or trading price, of our preferred stock and Common Stock is also influenced by their respective dividends relative to prevailing market interest rates.  Uncertainty with respect to interest rate volatility may cause uncertainty in the market value, or trading price, of our preferred stock and Common Stock which could cause the value or price of our stock to decrease thereby affecting the value of your investment.

Our ability to operate or dispose of any partially-owned properties that we may acquire may be restricted.

Our ownership of properties through partnership or joint venture investments may involve risks not otherwise present for wholly-owned properties. These risks include the possibility that our partners or co-venturers might become bankrupt, might have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy to maintain our qualification as a REIT. We may need the consent of our partners for major decisions affecting properties that are partially-owned. Joint venture agreements may also contain provisions that could cause us to sell all or a portion of our interest in, or buy all or a portion of  our partners’ interests in, such entity or property. These provisions may be triggered at a time when it is not advantageous for us to either buy our partners’ interests or sell our interest. Additionally, if we serve as the managing member of a property-owning joint venture, we may have certain fiduciary responsibilities to the other participants in such entity. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures; however, covenants of our unsecured credit facility limit the amount of capital that we may invest in joint ventures at any one time.

We are subject to certain conflicts of interest and limitations on property sales.

Pursuant to GPLP’s limited partnership agreement, GPLP may not sell all or substantially all of its assets without the consent of the holders of a majority of the OP Units, excluding GRT, if limited partners (other than GRT) at the time of the sale own in the aggregate 10% or greater of the outstanding OP Units.  At the present time, GRT owns 92.1% of the outstanding OP Units, resulting in the consent not being required.  However, should limited partners (excluding GRT) own 10% or greater of the outstanding OP Units in the future,  the majority vote requirement would effectively mean that Herbert Glimcher, the Chairman Emeritus of the GRT Board, and his sons, Michael Glimcher, the Chairman of the Board and Chief Executive Officer of GRT, and David Glimcher must approve any such transaction because, together with their spouses, they own approximately 4.8% of the OP Units (which constitutes a majority of the OP Units other than those owned by GRT) outstanding as of December 31, 2007.

As a result of Herbert Glimcher’s, Michael Glimcher’s, and David Glimcher’s status as holders of both Common Shares and OP Units, they have interests that potentially could conflict with GRT shareholders with respect to business decisions affecting GRT and GPLP.  In particular, as holders of OP Units, they may suffer different and/or more adverse tax consequences than GRT upon the sale or refinancing of some of our properties due to unrealized gains attributable to these properties.  Therefore, GRT may have objectives different from Herbert Glimcher, Michael Glimcher, and David Glimcher regarding the appropriate pricing and timing of any sale or refinancing of certain of our properties.  Although GRT (through a wholly owned subsidiary), as the sole general partner of GPLP, has the exclusive authority as to whether and on what terms to sell, refinance, or seek to purchase an interest in an individual property, Herbert Glimcher, Michael Glimcher and David Glimcher, might seek to influence decisions with respect to these actions, even though those actions might otherwise be financially advantageous or adverse to GRT.  They also may seek to influence management to refinance one or more of our properties with a higher level of debt than would be in GRT’s best interests.

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

To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the Board to take such action as may be required to preserve GRT’s qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on the ownership of outstanding Common Shares) and any entities or persons approved by the Board, to direct or indirect ownership exceeding (i) 8.0% of the lesser of the number or value of GRT’s outstanding shares of beneficial interest (including common & preferred shares), (ii) 9.9% of the lesser of the number or value of the total 8¾% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) outstanding, and (iii) 9.9% of the lesser of the number or value of the total 8⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest  (“Series G Preferred Shares”) outstanding.  Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of Common Shares outstanding without approval of the Board.  The Board has also granted an exemption to Cohen & Steers Capital Management, Inc., permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the GRT’s equity securities.  The Board has also granted an exemption to Neuberger Berman permitting them to own 608,800 Series G Preferred Shares.  Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2008, 2009 and 2010, respectively. Each year one class of trustees is elected by GRT’s shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

GRT’s Amended and Restated Declaration of Trust, as amended (the “Declaration of Trust”) authorizes the Board to establish one or more series of preferred shares, in addition to those currently outstanding, and to determine the preferences, rights and other terms of any series.  The Board could authorize GRT to issue other series of preferred shares that could deter or impede a merger, tender offer or other transaction that some, or a majority, of GRT shareholders might believe to be in their best interest or in which GRT shareholders might receive a premium for their shares over the prevailing market price of such shares.

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

Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers.  Success depends in large part upon the efforts of these executives, and we cannot guarantee that they will remain with us.  The loss of key management personnel in leasing, finance, legal, construction, development, or operations could have a negative impact on our operations.  In addition, except for isolated examples, there are generally no restrictions on the ability of these executives to compete with us after termination of their employment.

Inflation may influence our operations.

Inflation risks could impact our operations due to increases in construction costs as well as other costs pertinent to our business, including, but not limited to, the cost of insurance and utilities.

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

Item 2.   Properties

The Company’s headquarters are currently located at 150 East Gay Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000.  In addition, the Company maintains management offices at each of its Malls.  On March 3, 2008, the Company is relocating its headquarters to 180 East Broad Street, Columbus, Ohio 43215.

At December 31, 2007, the Company managed and leased a total of 27 Properties of which the Company had an ownership interest (25 wholly-owned and 2 partially owned through a joint venture).  The Properties are located in 14 states as follows:  Ohio (10), West Virginia (3), California (2), Florida (2), North Carolina (1), Pennsylvania (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Tennessee (1), and Washington (1).

(a)           Malls

Twenty-three of the Properties are Malls and range in size from 331,000 square feet of GLA to 1.5 million square feet of GLA.  Seven of the Malls are located in Ohio and 16 are located throughout the country in the states of West Virginia (2), California (2), Florida (2), North Carolina (1), Pennsylvania (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Tennessee (1), and Washington (1).  The location, general character, and anchor tenant information are set forth below:

Summary of Malls at December 31, 2007

				% of	% of	Store		Lease
	Anchors	Stores	Total	Anchors	Stores	Sales Per		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Square Ft.(2)	Anchors	(3)

Ashland Town Center
Ashland, KY	153,214	177,796	331,010	100.0	94.6	$357	Belk	01/31/10
							Goody's	03/31/09
							JCPenney	10/31/09

Colonial Park Mall
Harrisburg, PA	504,446	239,222	743,668	100.0	97.7	$287	The Bon-Ton	01/31/15
							Boscov's	(4)
							Sears	(4)

Dayton Mall, The
Dayton, OH	935,130	482,771	1,417,901	100.0	92.3	$337	Borders Books & Music	12/31/21
							DSW Shoe Warehouse	07/31/10
							Elder-Beerman	(4)
							JCPenney	03/31/11
							Linens'N Things	01/31/17
							Macy's	(4)
							Old Navy	07/31/10
							Sears	(4)

				% of	% of	Store		Lease
	Anchors	Stores	Total	Anchors	Stores	Sales Per		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Square Ft.(2)	Anchors	(3)

Eastland Mall
("Eastland North Carolina")
Charlotte, NC (10)	725,720	335,061	1,060,781	96.4	81.4	$232	Belk	(4)
							Burlington Coat Factory	(7)
							Dillard's	(4)
							Eastland-Fields LLC	(7)
							Sears	(4)

Eastland Mall
("Eastland Ohio")
Columbus, OH	504,092	281,921	786,013	100.0	87.1	$280	JCPenney (5)	01/31/13
							Macy's	(4)
							Sears	(4)

Grand Central Mall
Parkersburg, WV	531,788	377,862	909,650	100.0	94.7	$293	Belk	03/31/18
							Elder-Beerman (5)	01/31/33
							JCPenney	09/30/12
							Regal Cinemas	01/31/17
							Sears	09/25/12
							Steve & Barry's	01/31/11

Great Mall of the Great
Plains, The (10)
Olathe, KS	397,947	384,552	782,499	82.1	81.4	$172	Burlington Coat Factory	01/31/13
							Dickinson Theatres	03/31/12
							Famous Labels	05/31/14
							Foozles	01/31/09
							Group USA	08/13/12
							Steve & Barry's	01/31/13
							VF Factory Outlet	01/10/11
							Zonkers	04/30/09

Indian Mound Mall
Heath, OH	389,589	167,820	557,409	100.0	84.4	$238	Crown Cinema	12/31/12
							Elder-Beerman	01/31/09
							Goody's	05/31/08
							JCPenney	10/31/11
							Sears (5)	09/23/27
							Steve & Barry's	01/31/11

Jersey Gardens
Elizabeth, NJ	648,965	646,564	1,295,529	100.0	100.0	$506	Bed Bath & Beyond	01/31/10
							Burlington Coat Factory	01/31/10
							Cohoes Fashions	01/31/10
							Daffy's	01/31/10
							DSW Shoe Warehouse/ Filene's Basement	10/31/11
							Gap Outlet, The	01/31/10
							Group USA	12/31/08
							Jeepers!	01/31/10
							Last Call	11/30/09
							Loew's Theaters	12/31/20
							Marshalls	10/31/09
							Modell's Sporting Goods	01/31/17
							Nike Factory Store	11/30/11
							Off 5th Saks Fifth Ave Outlet	10/31/14
							Old Navy	05/31/10

				% of	% of	Store		Lease
	Anchors	Stores	Total	Anchors	Stores	Sales Per		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Square Ft.(2)	Anchors	(3)

Lloyd Center
Portland, OR	738,444	733,930	1,472,374	93.8	95.6	$417	Barnes & Noble	01/31/12
							Lloyd Ctr Ice Rink (6)	12/31/13
							Lloyd Mall Cinemas	01/31/12
							Macy's	01/31/11
							Marshalls	01/31/09
							Nordstrom	(4)
							Ross Dress for Less	01/31/15
							Sears	(4)

Mall at Fairfield
Commons, The
Beavercreek, OH	768,284	369,864	1,138,148	100.0	95.3	$350	Dick's Sporting Good's	01/31/21
							Elder Beerman-For Her	01/31/14
							Elder-Beerman-Home Store	01/31/15
							JCPenney	10/31/13
							Macy's (5)	01/31/15
							Sears	10/26/13

Mall at Johnson
City, The
Johnson City, TN	379,605	167,791	547,396	100.0	97.3	$442	Belk for Her	10/31/12
							Belk Home Store	06/30/11
							Dick's Sporting Goods	01/31/18
							Goody's	01/31/08
							JCPenney	03/31/10
							Sears (5)	03/09/11

Merritt Square (12)
Merritt Island, FL	563,512	309,143	872,655	100.0	81.5	$319	Cobb Theatres	05/31/24
							Dillard's	(4)
							JCPenney	07/31/10
							Macy's	(4)
							Sears	(4)
							Steve & Barry's	01/31/13

Morgantown Mall
Morgantown, WV	396,361	161,720	558,081	100.0	92.9	$325	Belk	03/15/11
							Carmike Cinemas	10/31/24
							Elder-Beerman	01/29/11
							JCPenney	09/30/10
							Sears	09/30/10
							Steve & Barry's	01/31/13

New Towne Mall
New Philadelphia, OH	361,501	152,103	513,604	100.0	98.4	$255	Elder-Beerman	01/31/14
							JCPenney	09/30/13
							Kohl's	01/31/27
							Regal Cinemas	03/31/12
							Sears	10/31/13
							Steve & Barry's	01/31/14
							Super Fitness Center	02/28/14

Northtown Mall
Blaine, MN	418,528	258,483	677,011	68.8	93.2	$385	Best Buy	01/31/10
							Burlington Coat Factory	09/30/10
							Home Depot	01/31/27
							Steve & Barry's	01/31/11

				% of	% of	Store		Lease
	Anchors	Stores	Total	Anchors	Stores	Sales Per		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Square Ft.(2)	Anchors	(3)

Polaris Fashion Place
Columbus, OH	888,075	522,085	1,410,160	100.0	99.5	$406	Great Indoors, The	(4)
							JCPenney	(4)
							Macy's	(4)
							Saks Fifth Avenue	(4)
							Sears	(4)
							Von Maur	(4)

River Valley Mall
Lancaster, OH	316,947	260,520	577,467	84.2	93.0	$289	Elder-Beerman	02/02/13
							JCPenney	09/30/12
							Regal Cinemas	12/31/11
							Sears	10/31/09
							Steve & Barry's	01/31/11

SuperMall of the Great Northwest
Auburn, WA	541,669	401,604	943,273	100.0	89.3	$260	Bed Bath & Beyond	01/31/18
							Burlington Coat Factory	01/31/11
							Gart Sports	01/31/11
							Marshalls	01/31/11
							Nordstrom	08/31/10
							Old Navy	01/31/11
							Sam's Club	05/31/19
							Steve & Barry's	01/31/14
							Vision Quest	11/30/18

Weberstown Mall
Stockton, CA	602,817	255,923	858,740	100.0	94.4	$426	Barnes & Noble	01/31/09
							Dillard's	(4)
							JCPenney	03/31/09
							Sears	(4)

WestShore Plaza Mall
Tampa, FL	769,878	291,988	1,061,866	100.0	97.3	$452	AMC Theatres	01/31/21
							JCPenney	09/30/12
							Macy's	(4)
							Old Navy	01/31/11
							Saks Fifth Avenue	11/30/18
							Sears	09/30/17

Subtotal	11,536,512	6,978,723	18,515,235	97.2%	92.9	$357

Malls owned in a joint venture

Puente Hills Mall (9)
City of Industry, CA	731,210	456,398	1,187,608	95.9	93.7	$249	AMC 20 Theaters	04/30/17
							Burlington Coat Factory	10/31/08
							Circuit City	01/31/19
							Linens `N Things	01/31/14
							Macy's	(4)
							Ross Dress for Less	01/31/10
							Sears	(4)
							Spectrum Club	01/31/14
							Steve & Barry's	01/31/15

				% of	% of	Store		Lease
	Anchors	Stores	Total	Anchors	Stores	Sales Per		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Square Ft.(2)	Anchors	(3)

Tulsa Promenade (9)
Tulsa, OK	690,235	236,071	926,306	100.0	84.5	$316	Dillard's	(4)
							Hollywood Theaters	01/31/19
							JCPenney	03/31/11
							Macy's	(4)
							MDS Realty II, LLC	(8) (11)

Subtotal	1,421,445	692,469	2,113,914	97.9%	90.6%	$281

Total	12,957,957	7,671,192	20,629,149	97.3%	92.7%	$351

(1)	Includes outparcels.
(2)	Average 2007 store sales per square foot for in-line stores of less than 10,000 square feet.
(3)	Lease expiration dates do not contemplate or include options to renew.
(4)	The tenant owns the land and the building and operates under an operating agreement.
(5)	This is a ground lease by the Company to the tenant. The Company owns the land and not the building.
(6)	Managed by Ohio Entertainment Corporation, a wholly-owned subsidiary of Glimcher Development Corporation., which is a wholly-owned subsidiary of GPLP.
(7)	Building owned by third party, space partially occupied at year-end.
(8)	Tenant vacated the store, but continues to pay through the expiration date.
(9)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(10)	Property was classified as held-for-sale as of December 31, 2007.
(11)	The tenant owns the land and the building and is subject to the Mervyn’s operating agreement.
(12)	Property acquired in the 4th quarter of 2007.

(b)	Community Centers

Four of the Properties are Community Centers ranging in size from approximately 87,000 to 443,000 square feet of GLA.  They are located in 2 states as follows: Ohio (3), and West Virginia (1).  The location, general character and anchor tenant information are set forth below.

Summary of Community Centers at December 31, 2007

				% of	% of		Lease
	Anchors	Stores	Total	Anchors	Stores		Expiration
Property/Location	GLA	GLA (1)	GLA	Occupied	Occupied	Anchors	(2)

Knox Village Square
Mount Vernon, OH (3)	173,009	34,400	207,409	67.8	88.1	JCPenney	05/31/13
						Kmart	11/30/17

Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	25.9	Gabriel Brothers	01/31/17
						Kmart	02/28/21

Ohio River Plaza
Gallipolis, OH (3)	44,242	43,136	87,378	37.0	87.9	Peebles	01/31/17

Polaris Towne Center
Columbus, OH	291,997	151,040	443,037	100.0	97.3	Barnes & Noble	01/31/15
						Best Buy	01/31/15
						Jo-Ann etc.	01/31/10
						Kroger	11/30/18
						Linens `N Things	01/31/15
						OfficeMax	09/30/14
						Old Navy	01/31/10
						T.J. Maxx	03/31/09

Total	709,435	259,232	968,667	88.2%	86.1%

(1)	Includes outparcels.
(2)	Lease expiration dates do not contemplate options to renew.
(3)	Property classified as held-for-sale at December 31, 2007.

 (c)           Properties Subject to Indebtedness

At December 31, 2007, 24 of the Properties, consisting of 19 Malls (17 wholly-owned and 2 partially owned through a joint venture), 3 Community Centers, and 2 properties under development (partially owned through a joint venture), were encumbered by mortgages and 4 Malls and 1 Community Center were unencumbered.  The 5 unencumbered Properties had a net book value of $206.8 million at December 31, 2007.  To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into an unsecured revolving line of credit with several financial institutions.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties.   All of the mortgages are first mortgage liens on the Properties.  The information is as of December 31, 2007 (dollars in thousands).

Encumbered Property	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance	Annual Debt Service	Payment at Maturity	Maturity

Knox Village Square	Fixed	7.41%	$ 8,634	$ 772	$ 8,624	02/11/2008 (1)
Morgantown note	Fixed	6.89%	51,503	$ 4,608	$ 50,823	09/11/2008 (2)
Morgantown Mall
Morgantown Commons
Eastland North Carolina	Fixed	7.84%	42,907	$ 4,308	$ 42,302	09/11/2008 (2)
Great Mall of the Great Plains, The	Fixed	6.35%	30,000	$ 1,932	$ 30,000	01/12/2009
Grand Central Mall	Fixed	7.18%	47,001	$ 4,268	$ 46,065	02/01/2009
Mall at Johnson City, The	Fixed	8.37%	38,323	$ 3,740	$ 37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	39,969	$ 3,858	$ 38,543	06/01/2010 (2)
Ashland Town Center	Fixed	7.25%	24,273	$ 2,344	$ 21,817	11/01/2011
Dayton Mall, The	Fixed	8.27%	54,983	$ 5,556	$ 49,864	07/11/2012 (2)
WestShore Plaza	Fixed	5.09%	93,624	$ 6,508	$ 84,824	09/09/2012
Polaris Fashion Place	Fixed	5.24%	139,692	$ 9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	131,069	$ 9,456	$116,922	06/11/2013 (2)
Jersey Gardens	Fixed	4.83%	156,082	$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	107,499	$ 7,724	$ 92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	58,624	$ 5,412	$ 49,969	02/11/2015 (2)
Merritt Square Mall	Fixed	5.35%	57,000	$ 3,092	$ 52,914	09/01/2015
River Valley Mall	Fixed	5.65%	50,000	$ 2,864	$ 44,931	01/11/2016
Weberstown Mall	Fixed	5.90%	60,000	$ 3,590	$ 60,000	06/08/2016
Eastland Ohio	Fixed	5.87%	43,000	$ 2,557	$ 38,057	12/11/2016

Total Wholly Owned Properties:			$1,234,183	(3)

Joint Venture Properties:

Puente Hills Mall	Fixed	5.20%	$ 44,660		$ 3,151	$ 44,324	06/01/2008
Tulsa Promenade	Fixed	6.52%	18,200		$ 1,206	$ 18,200	03/14/2009
Surprise Peripheral	Variable	6.98%	1,200		$ 172	$ 1,200	10/01/2009
Scottsdale Quarter (4)	Variable	NA	-		NA	NA	05/29/2011

Total Joint Venture Properties:			$ 64,060

(1)	This loan was paid off on February 11, 2008.
(2)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 5 in our Consolidated Financial Statements.
(3)
This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by SFAS No. 141, “Business Contributions.”

(4)
On November 30, 2007 we closed on a $220 million construction loan for our Scottsdale Quarter project.  The loan bears interest at LIBOR plus 150 basis points.  As of December 31, 2007, we had no borrowings on the loan.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2007.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

 (a)           Market Information

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On February 21, 2008, the last reported sales price of the Common Shares on the NYSE was $11.76.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2007 and 2006 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2007	$29.69	$25.89	$0.4808
June 30, 2007	$28.20	$24.95	$0.4808
September 30, 2007	$25.75	$19.39	$0.4808
December 31, 2007	$24.73	$13.77	$0.4808

March 31, 2006	$29.10	$23.95	$0.4808
June 30, 2006	$28.36	$23.88	$0.4808
September 30, 2006	$25.63	$23.08	$0.4808
December 31, 2006	$27.72	$24.20	$0.4808

(b)           Holders

The number of holders of record of the Common Shares was 806 as of February 21, 2008.

(c)           Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the trustees of GRT and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the trustees of GRT deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2007, 2,100,000 Common Shares were authorized, of which 286,194 Common Shares have been issued.

Item 6.  Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K:

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$302,166	$292,551	$287,918	$276,697	$227,366
Operating income	$102,442	$106,151	$104,822	$99,541	$83,594
Interest expense	$87,940	$82,166	$71,873	$75,425	$63,998
Gain on sales of properties, net	$47,349	$1,717	$1,619	$19,646	$703
Income from continuing operations	$14,649	$33,615	$33,010	$21,390	$20,499
(Loss) income from continuing operations per share common (diluted)	$(0.03)	$0.21	$0.40	$0.05	$0.22
Net income (loss)	$38,357	$(77,165)	$20,850	$51,755	$32,961
Preferred stock dividends	$17,437	$17,437	$17,437	$17,517	$13,688
Net income (loss) available to common shareholders	$20,920	$(94,602)	$3,413	$29,360	$19,273
Per common share data: Earnings (loss) per share (diluted)	$0.56	$(2.55)	$0.09	$0.82	$0.55
Distributions (per common share)	$1.9232	$1.9232	$1.9232	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,710,003	$1,773,805	$1,877,059	$1,835,298	$1,724,226
Total assets	$1,830,947	$1,891,252	$1,995,312	$1,947,024	$1,837,423
Total long-term debt	$1,552,210	$1,576,886	$1,501,481	$1,402,604	$1,295,058
Total shareholders’ equity	$189,090	$225,235	$387,054	$443,822	$441,939

Other Data:
Cash provided by operating activities (in thousands)	$102,656	$96,230	$108,345	$102,305	$98,894
Cash provided by (used in) investing activities (in thousands)	$65,895	$(108,911)	$(120,203)	$38,133	$(200,229)
Cash (used in) provided by financing activities (in thousands)	$(158,155)	$16,611	$11,233	$(143,032)	$101,066
Funds from operations (2) (in thousands)	$55,395	$(25,502)	$77,666	$89,629	$88,897
Number of Properties (3) (4)	27	30	36	41	70
Total GLA (in thousands) (3) (4)	21,598	24,740	24,615	24.291	27,061
Occupancy rate % (3)	95.2%	92.8%	91.9%	89.3%	89.8%

(1)	Operating data for the years ended December 31, 2006, 2005, 2004 and 2003 are restated to reflect the reclassification of properties held-for-sale and discontinued operations.

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

(3)
Number of Properties and GLA include Properties which are both wholly-owned by the Company or by a joint venture in which the Company has a joint venture interest.  Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2007 includes 2.1 million square feet of GLA (2 Properties); 2006 includes 2.1 million square feet of GLA (2 Properties); 2005 includes 1.2 million square feet of GLA (1 Property); none in 2004; and 2003 includes 2.0 million square feet of GLA (2 Properties).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed Maryland real estate investment trust, or REIT, which commenced business operations in January 1994 at the time of its initial public offering.  We own, lease, manage and develop a portfolio of retail properties consisting of regional and super regional malls as well as community shopping centers.  As of December 31, 2007, we owned interests in and managed 27 Properties, consisting of 23 Malls (21 wholly-owned and 2 partially owned through a joint venture) and 4 Community Centers located in 14 states.  The Properties contain an aggregate of approximately 21.6 million square feet of GLA of which approximately 95.2% was occupied at December 31, 2007.

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

•	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low cost.

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

Revenue Recognition

The Company’s revenue recognition policy relating to minimum rents does not require the use of significant estimates.  Minimum rents are recognized on an accrual basis over the term of the related leases on a straight-line basis.  Percentage rents, tenant reimbursements, and components of other revenue associated with the margins related to outparcel sales include estimates.

Percentage Rents

Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases.  The percentage rents are recognized based upon the measurement dates specified in the leases which indicate when the percentage rent is due.

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance. We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.  Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2007 differs from actual amounts billed in 2007 by 1%, the amount of income recorded during 2007 would increase or decrease by $1.1 million.

Outparcel Sales

The Company sells outparcels at its various Properties.  The estimated cost used to calculate the margin from these sales involves a number of estimates.  The estimates made are based either upon assigning a proportionate value based upon historical cost paid for the total parcel to the portion of the parcel that is sold, or by incorporating the sales value method.  The proportionate share of actual cost is derived through consideration of numerous factors.  These factors include items such as ease of access to the parcel, visibility from high traffic areas and other factors that may differentiate the desirability of the particular section of the parcel that is sold.

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  We consider any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.  No impairment charges were recognized during the year ended December 31, 2007 related to our investment in unconsolidated real estate entities.

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

Derivatives

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in our financial statements under stockholders’ equity as a component of comprehensive income or as an adjustment to the carrying value of the hedged item.  Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffective and is recognized in our financial statements in other income or other expense during the period of the change.  Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized or accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method.  Should the hedged item mature, be sold or be extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

Funds From Operations

Our consolidated financial statements have been prepared in accordance with GAAP.  We have also indicated that FFO is a key measure of our financial performance.  FFO is an important and widely used financial measure of operating performance in the REIT industry, which we believe provides important information to investors and a relevant basis for comparison among REITs.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net income (loss) available to common shareholders	$20,920	$(94,602)	$3,413
Add back (less):
Real estate depreciation and amortization	75,058	73,926	75,620
Equity in income of unconsolidated entities	(1,133)	(1,443)	(51)
Pro rata share of joint venture funds from operations	6,264	6,067	51
Minority interest in Operating Partnership	1,635	(7,733)	252
Gain on sales of properties	(47,349)	(1,717)	(1,619)
Funds from operations	$55,395	$(25,502)	$77,666

FFO – Comparison of Year Ended December 31, 2007 to December 31, 2006

FFO increased $80.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. During 2007, we incurred $30.4 million in impairment charges related to four Malls and one Community Center. During 2006, we incurred $111.9 million of impairment charges primarily related to three Mall Properties, one of which was sold during 2007, and the other two Malls which are currently classified as held-for-sale. Also we incurred $11.5 million less in interest expense.  The primary driver of this decrease in interest expense can be attributed to a $9.4 million defeasance charge incurred during 2006 associated with early retirement of the mortgage loan for University Mall, which was sold during 2007.  Offsetting these increases to FFO was a $3.7 million decline in lease termination income. We also received $8.5 million less in property operating income from those properties that were sold during the years ended December 31, 2007 or 2006.  Excluding the impairment and defeasance charges, FFO would have been $85.8 million for the year ended December 31, 2007 compared to $95.8 million for the year ended December 31, 2006.

FFO – Comparison of Year Ended December 31, 2006 to December 31, 2005

FFO decreased 132.8%, or $103.2 million, for the year ended December 31, 2006 compared to the year ended December 31, 2005. During 2006, we incurred $111.9 million of impairment charges primarily related to three Mall Properties, two of which were listed as held-for-sale, as compared to $16.4 million of impairment charges related primarily to Community Centers for the same period ended December 31, 2005. Also contributing to the decrease in FFO was a $18.0 million increase in overall interest expense. This increase in interest expense can be attributed to a $9.4 million defeasance charge associated with the early retirement of the mortgage loan on University Mall during the year ended December 31, 2006.  The increase in interest expense is also attributable to a higher average loan balance during 2006 as compared to 2005, primarily due to funding of acquisitions, capital improvements, and the Company’s redevelopment program.

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

Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues increased 3.3%, or $9.6 million, for the year ended December 31, 2007.  This increase is primarily attributable to minimum rents increasing $4.2 million; tenant reimbursements increasing $2.7 million, along with an increase in other income of $2.3 million.

Minimum Rents

Minimum rents increased 2.3%, or $4.2 million, for the year ended December 31, 2007 compared with minimum rents for the year ended December 31, 2006.  The acquisition of Merritt Square Mall, an enclosed regional mall located in Merritt Island, Florida consisting of approximately 804,000 square feet of GLA (“Merritt”), in October 2007 added $1.9 million in base rents.  The remaining properties, exclusive of lease termination income, experienced a $4.5 million increase, which resulted primarily from the completion of our streetscape concept at The Dayton Mall, the opening of Home Depot at Northtown Mall, and the completion of the Med Center at Grand Central Mall as well as increased occupancy at WestShore Plaza, Polaris Fashion Place, and Jersey Gardens. Offsetting theses increases was a decrease in lease termination income of $2.2 million.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 3.2%, or $2.7 million, for the year ended December 31, 2007. This is due to an associated increase of $2.2 million in reimbursable expenses for the year and additional reimbursements of $0.9 million from the acquisition of Merritt.

Other Revenues

Other revenues increased 11.5%, or $2.3 million, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2007	2006	Inc. (Dec.)
Licensing Agreement Income	$10,594	$11,107	$(513)
Outparcel Sales	2,724	320	2,404
Sponsorship Income	1,487	1,045	442
Management Fees	2,660	2,231	429
Other	5,249	5,662	(413)
Total	$22,714	$20,365	$2,349

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months. The decline in this revenue in 2007 as compared to 2006 is due to extending the terms of many of these agreements for longer periods.  In 2007, the $2.7 million of outparcel revenue is from the sale of outparcels at New Towne Mall and The Mall at Fairfield Commons.  Management fee income increased $429,000 in the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of an increase in development, leasing, and legal fee revenue.

Expenses

Total expenses increased 7.1%, or $13.3 million, for the year ended December 31, 2007.  Depreciation and amortization increased $5.2 million, while real estate and property operating expenses were up $2.2 million. Other operating expenses increased $1.6 million and general and administrative costs increased $1.2 million.  Impairment losses on held-for-investment real estate assets were $2.9 million for 2007.

Real Estate Taxes and Property Operating Expenses

Real estate taxes and property operating expenses increased $2.2 million, or 2.3%, for the year ended December 31, 2007; however, despite this aggregate increase, real estate taxes decreased $861,000, or 2.6%. The decrease in real estate taxes was due to reduced tax assessments and the capitalization of certain real estate taxes during redevelopment on several Properties.

Property operating expenses increased $3.0 million, or 5.0%, for the year ended December 31, 2007. Insurance for property damage and liability for our Malls increased by 52%, or $1.8 million, related to the re-evaluation of property values and the cost to insure Properties located in areas that have a higher risk for natural disasters.  Operating expenses for Merritt, acquired in the fourth quarter of 2007, were $1.1 million.

Provision for Doubtful Accounts

The provision for doubtful accounts is $3.7 million for the year ended December 31, 2007 and $3.5 million for the year ended December 31, 2006.  The provision represents 1.2% of revenues from continuing operations for both 2007 and 2006.

Other Operating Expenses

Other operating expenses increased 24.4%, or $1.6 million, for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  The majority of this increase is due to costs related to the outparcel sales of $1.2 million compared to $129,000 for the previous year.  Other increases include costs for write-off of discontinued development with offsetting decreases in legal fees and landlord expenses.

Depreciation and Amortization

Depreciation expense increased for the year ended December 31, 2007 by $5.2 million or 7.6%.  The addition of Merritt to the portfolio in October 2007 increased depreciation expenses by $1.6 million.  The newly constructed medical center at Grand Central Mall, the new addition of a lifestyle component at The Dayton Mall, and the write-off of improvements related to a former Kaufmann’s store at Polaris Fashion Place (“Polaris”) were the major contributors for the remaining increase in depreciation expense.

General and Administrative

General and administrative expense was $16.5 million and represented 5.5% of total revenues for 2007 compared to $15.3 million and represented 5.2% of total revenues for 2006.  The increase primarily relates to compensation expense associated with the new performance share plan for senior management implemented in March 2007 and higher professional fees attributable to third party consultation relating to new proxy disclosure requirements.

Impairment Losses -Real Estate Assets, Continuing Operations

We recognized a $2.9 million non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel are less than the basis of these parcels.  The diner restaurant opened in January 2008 and closing under the sales contract for the last undeveloped parcel is expected in 2008.

Interest Expense/Capitalized Interest

Interest expense increased 7.0%, or $5.8 million, for the year ended December 31, 2007.  The summary below identifies the increase by its various components (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	Inc. (Dec.)
Average loan balance	$1,450,207	$1,337,002	$113,205
Average rate	6.21%	6.20%	0.01%

Total interest	$90,058	$82,894	$7,164
Amortization of loan fees	1,867	1,853	14
Capitalized interest and other expense, net	(3,985)	(2,581)	(1,404)
Interest expense	$87,940	$82,166	$5,774

The increase in the “Average loan balance” category was primarily a result of funding capital improvements and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of in-process construction and redevelopment activity compared to the corresponding period in the prior year.

Equity in Income of Unconsolidated Entities, Net

Net income available from joint ventures was $2.2 million and $2.8 million for the year ended December 31, 2007 and 2006, respectively.  The net income available from joint ventures results primarily from our investment in Puente and Tulsa.  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

The reconciliation of the net income from the joint ventures to FFO for these Properties is shown below (in thousands):

	For the Year Ended December 31,
	2007	2006
Net income available from joint ventures	$2,178	$2,776
Add back:
Real estate depreciation and amortization	9,864	8,892
Funds from operations	$12,042	$11,668

Pro-rata share of joint venture funds from operations	$6,264	$6,067

Discontinued Operations

During 2007, we sold four Malls and one vacant anchor space at one of our Community Centers for $209.5 million and recorded a $47.3 million gain primarily associated with these sales. Also, we recorded an impairment loss of $27.5 million primarily associated with two of our held-for-sale Malls. The impairment loss is reported in discontinued operations in accordance with SFAS No. 144. During 2006, we sold seven Community Centers for $24.7 million and recorded a net gain on these sales of $1.7 million.  During this period we also recorded an impairment loss of $111.9 million primarily associated with two of the held-for-sale Malls.  Total revenues for discontinued operations were $35.6 million and $61.6 million for the years ended December 31, 2007 and 2006, respectively.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Total revenues increased 1.6%, or $4.6 million, for the year ended December 31, 2006.  Minimum base rent and lease termination income both increased while there was a decrease in straight line rents.

Minimum Rents

Minimum rents increased 2.3%, or $4.1 million, for the year ended December 31, 2006. The increase is due to higher base rent at the Malls of $5.9 million resulting from improved in-line store occupancy and increased rental rates.  Lease termination income was also up $366,000 from the prior year.  These increases were offset by a decline in straight line rental income of $2.2 million for the years ended December 31, 2006 and 2005, respectively.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 2.5%, or $2.0 million, for the year ended December 31, 2006.  The increase in revenues relates to increases in recoverable operating expenses.

Other Revenues

Other revenues decreased $1.8 million, or 8.2%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2006	2005	Inc. (Dec.)
Licensing agreement income	$11,107	$13,038	$(1,931)
Outparcel sales	320	2,525	(2,205)
Sponsorship income	1,045	800	245
Management fees	2,231	632	1,599
Other	5,662	5,189	473
Total	$20,365	$22,184	$(1,819)

There was a decrease of $2.2 million in outparcel sales proceeds from 2006 to 2005.  In 2005, there were sales proceeds of $2.4 million for undeveloped land in Ohio.  Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months. The decline in this revenue from 2006 to 2005 is due to extending the terms of many of these agreements for longer periods. These decreases were offset by an increase in management, lease, and legal fee income of $1.6 million in 2006 as compared to 2005, resulting from the joint ventures formed late in 2005 and third party management fees.

Expenses

Total expenses increased $3.3 million, or 1.8%, for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Depreciation and property operating expenses accounted for the majority of the increase, while other operating and general and administrative expenses decreased from 2005 levels.

Real Estate Taxes and Property Operating Expenses

Real estate taxes and property operating expenses increased 2.9%, or $2.6 million, for the year ended December 31, 2006.  Real estate taxes increased by $265,000 in 2006, as compared to 2005, while property operating expenses increased $2.3 million in 2006 compared to 2005.  This was mainly due to electricity costs increasing $2.3 million, the majority of which was at Jersey Gardens Mall.  There also were increases in wages for housekeeping and security personnel for 2006 compared to 2005.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.5 million for the year ended December 31, 2006 and $3.3 million for 2005.  The provision represented 1.2% of revenues in 2006 and 1.1% of revenues in 2005 and related to our continued operations.  A total provision was recorded for doubtful accounts (including discontinued operations) of $6.7 million in 2006 compared to $5.1 million in 2005.  The increase related primarily to aged receivables for sold Properties.

Other Operating Expenses

Other operating expenses were $6.6 million for the year ended December 31, 2006 compared to $8.7 million for the corresponding period in 2005.  This decline was mainly due to a decrease in costs associated with outparcel sales of $2.3 million.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2006 by $5.6 million or 9.0% as compared to the year ended December 31, 2005. The investment of $12 million in improvements to the Nordstrom store at the Lloyd Center Mall increased depreciation $1.2 million from the prior year.  Additionally, depreciation expense increased at Eastland Ohio by $2.6 million in 2006 from 2005, primarily due to the addition of the Macy’s anchor store that opened in late 2005.

General and Administrative

General and administrative expense decreased $3.1 million, or 16.8%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005.   For 2006, general and administrative costs of $15.3 million represented 5.2% of total revenues compared to $18.4 million, or 6.4%, of total revenues for the prior year. This decrease is primarily related to executive employment agreements and severance agreements executed by two former executives in 2005.

Interest Expense/Capitalized Interest

Interest expense relating to our continuing operations increased 14.3%, or $10.3 million, for the year ended December 31, 2006.  The summary below identifies the increase by its various components (dollars in thousands):

	Year Ended December 31,
	2006	2005	Inc. (Dec.)
Average loan balance	$1,337,002	$1,196,352	$140,650
Average rate	6.20%	6.04%	0.16%

Total interest	$82,894	$72,260	$10,634
Amortization of loan fees	1,853	1,866	(13)
Capitalized interest and other expense, net	(2,581)	(2,253)	(328)
Interest expense	$82,166	$71,873	$10,293

The increase in the “Average loan balance” during 2006 was primarily the result of funding acquisitions, capital improvements and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was also primarily due to the increase in construction activity.

Equity in Income of Unconsolidated Entities, Net

The $1.4 million in 2006 income resulted primarily from our investment in Puente and Tulsa. This represented our share of the $2.8 million of net income for the year ended December 31, 2006 for these Properties for the period during 2006 in which they were held through the ORC Venture.  The reconciliation of the net income from the ORC Venture to FFO for these Properties is shown below (in thousands):

Year Ended December 31, 2006
Net income available to joint ventures	$2,776
Add back:
Real estate depreciation and amortization	8,892
FFO	$11,668

Pro-rata share of joint venture FFO	$6,067

Discontinued Operations

  During 2006, we sold seven Community Centers for $24.7 million and recorded a net gain on these sales of $1.7 million.  We recorded an impairment loss of $111.9 million primarily associated with two of the held-for-sale Malls.  The impairment loss is reported in discontinued operations in accordance with SFAS No. 144. During 2005, we sold five Community Centers and one Mall for $18.4 million and reported a net gain of $1.6 million associated with the sales. We also reported an impairment charge of $16.4 million. Total revenues for discontinued operations were $61.6 million and $64.7 million for the years ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend and distribution requirements pertaining to our preferred shares, Common Shares and OP Units. We anticipate that these needs will be primarily met with cash flows provided by operations.  In January 2008, we announced a revised dividend and distribution policy for our Common Shares and OP Units.  We have the expectation that the reduced dividend rate will enhance our short-term liquidity and provide greater financial flexibility for the Company.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects.    Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred shares and common shares, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.

At December 31, 2007, our total-debt-to-total-market capitalization was 66.2% compared to 55.3% at December 31, 2006.  Our target is to maintain this ratio in the mid-fifty percent range.  A sharp reduction in our Common Stock price during December 2007 resulted in a ratio above our targeted range.  With the recent volatility in our share price, along with other REITs, we also look at other metrics to assess overall leverage levels.  In fact, outstanding debt actually decreased by $24.7 million during 2007, and total debt as a percentage of gross assets remained relatively flat year over year.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties.  Total-debt-to-total-market capitalization is calculated below (dollars and shares in thousands, except stock price):

	Dec. 31, 2007	Dec. 31, 2006
Stock Price (end of period)	$14.29	$26.71
Market Capitalization Ratio:
Common Shares outstanding	37,687	36,776
OP Units outstanding	2,988	2,996
Total Common Shares and OP Units outstanding at end of period	40,675	39,772

Market capitalization – Common Shares outstanding	$538,547	$982,287
Market capitalization – OP Units outstanding	42,699	80,023
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,552,210	1,576,886
Total market capitalization	$2,343,456	$2,849,196

Total debt/total market capitalization	66.2%	55.3%
Total debt/total market capitalization including pro-rata share of joint ventures	67.1%	56.3%

Capital Resource Availability

In December 2006, we amended our existing unsecured line of credit (the “Prior Credit Facility”) to increase the borrowing availability from $300 million to $470 million (the “Credit Facility”) and extend the maturity date to December 2009 with a one-year extension option available to the Company, subject to the satisfaction of certain conditions. The Credit Facility is expandable to $600 million, subject to certain conditions.  The interest rate of the Credit Facility ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon our ratio of debt to total asset value.

In December 2005, we formed the ORC Venture with OMERS.  The initial acquisition of the ORC Venture was the $170.1 million purchase of Puente.  We have a 52% interest in the ORC Venture and ORC has a 48% interest, but GPLP will be entitled to certain preferred payments provided that ORC earns a specified rate of return.  As part of the ORC Venture, ORC made $200 million available for acquisitions of certain mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements.  During 2006, the ORC Venture utilized $11.3 million of the $200.0 million to acquire Tulsa from GPLP and $188.7 million remains available.  Under these agreements, Glimcher will be entitled to management fees, leasing commissions, and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each property.

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

Cash Activity

For the Year Ended December 31, 2007

Net cash provided by operating activities was $102.7 million for the year ended December 31, 2007.

Net cash provided by investing activities was $65.9 million for the year ended December 31, 2007. During 2007 we sold four of our Mall Properties: Almeda Mall, Montgomery Mall, Northwest Mall and University Mall. These sales were part of our corporate strategy to upgrade the quality of our portfolio. We also sold a vacant anchor store at Ohio River Plaza. Overall, we received $205.4 million for these sales. Offsetting this increase to cash was our   $95.5 million investment in real estate. Of this amount, we spent $45.5 million on redevelopment projects. We have spent $9.4 million at Polaris for the addition of a lifestyle component. We anticipate this redevelopment to be completed in late 2008. Also, we spent $12.9 million at The Mall of Johnson City, the majority of which is for a Dick’s Sporting Goods, as well as $5.1 million for the construction of a diner at Jersey Gardens Center. We spent $3.2 million at Grand Central Mall for the Mid Ohio Medical Center in the former Kroger building. We also spent $11.6 million for renovations with no incremental increase in GLA; the majority of this was spent at Lloyd Center for Nordstrom’s as well as the interior renovation to that Property.  We spent $16.2 million on replacing existing in-line and anchor space. Furthermore we spent $5.7 million on new developments. Of this amount, $5.0 million was spent on Vero Beach Fountains, LLC, a consolidated joint venture for the potential development of an approximately 440,000 square foot lifestyle center on 46 acres of land in Vero Beach, Florida.  The remaining amounts were spent on operational capital expenditures. On October 9, 2007, we purchased Merritt for $30.0 million in cash and the assumption of $57.0 million of outstanding mortgage debt. Lastly, during 2007 we spent $11.6 million on our investment in joint ventures. Of this, $5.8 million was used for a renovation program at Puente.  Another $4.5 million was invested in our Scottsdale Quarter development, an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units (“Scottsdale Development”).

Net cash used in financing activities was $158.2 million for the year ended December 31, 2007. During 2007, we repaid $107.2 million of principal on existing mortgage debt.  This includes debt in the amount of $57.7 million extinguished in connection with the sale of Montgomery Mall, Almeda Mall and Northwest Mall. We also repaid an existing mortgage note at Colonial Park Mall in the amount of $32.0 million. The remaining mortgage payments were part of normal principal amortization payments.  We also paid $94.7 million in dividends to holders of our Common Shares, OP Units, and preferred shares.  Offsetting these uses of cash, we received $28 million from borrowings on our Credit Facility.

For the Year Ended December 31, 2006

Net cash provided by operating activities was $96.2 million for the year ended December 31, 2006.

Net cash used in investing activities was $108.9 million for the year ended December 31, 2006. On January 17, 2006, we purchased Tulsa, a 927,000 square foot enclosed regional mall located in Tulsa, Oklahoma for $55.7 million.  This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture. Also, we paid $77.1 million towards our investment in real estate.  Of this amount, we spent $29.2 million on constructing additional GLA and interior renovations, primarily at The Dayton Mall, Eastland Ohio, Northtown Mall, and Lloyd Center.  We also spent $21.4 million on tenant improvements to re-tenant existing spaces. Another $9.4 million was spent on operational capital expenditures.  The remaining amounts pertain to corporate projects, capitalized wages, real estate taxes and interest. We also invested $13.3 million in our unconsolidated properties.  During September 2006, we paid $1.9 million to enter into a joint venture in Surprise, Arizona to develop a 27,000 square foot retail development (“Surprise Venture”).  During December 2006, we invested $10.3 million in a joint venture to develop a 650,000 square foot premium retail and office complex in Scottsdale, Arizona (“Scottsdale Venture”).  We also increased our investment in Puente by $1.0 million to fund that Property’s ongoing redevelopment program.  Offsetting this was the receipt of $24.7 million in connection with the sale of seven non-strategic Community Center assets and $6.8 million received from the sale of outparcels.

Net cash provided by financing activities was $16.6 million for the year ended December 31, 2006.  During 2006, we received $168.3 million from the issuance of new mortgage debt.  This increase was primarily the result of the $35.0 million mortgage on Tulsa entered into subsequent to our acquisition of that particular Mall and the $133.0 million of new mortgage debt associated with the refinancings of Weberstown Mall, Eastland Ohio, and The Great Mall of the Great Plains (“Great Mall”).  We also received net proceeds of $122.0 million from our Credit Facility. These proceeds were used primarily to fund our initial investments in both our Surprise Venture and Scottsdale Venture.  We also used these proceeds to defease our University Mall mortgage debt.  Offsetting these increases to cash were principal payments of $179.5 million relating to mortgage loans.  During 2006, we repaid mortgage debt totaling $153.6 million associated with University Mall, Weberstown Mall, Eastland Ohio, and Great Mall.  We also repaid $7.7 million of mortgage debt associated with Properties sold during 2006. The remaining payments were normal principal payments associated with mortgage debt.  Lastly, we paid $93.8 million in dividend distributions to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2005

Net cash provided by operating activities was $108.3 million for the year ended December 31, 2005.

Net cash used in investing activities was $120.2 million for the year ended December 31, 2005. During 2005, we spent $95.9 million towards our investment in real estate for: (i) $63.9 million to construct additional GLA and interior renovations, primarily at Eastland Ohio, The Mall at Fairfield Commons, The Dayton Mall, Lloyd Center, and Northtown Mall as well as the purchase of vacant anchor space at Polaris, (ii) $12.8 million on tenant improvements and allowances to re-tenant existing space, (iii) $7.7 million for the acquisition of land in connection with the development of an anchored retail project to serve the Cincinnati, Ohio market, (iv) $4.6 million on operational capital expenditures, and (v) $6.9 million on other items such as corporate projects, capitalized wages, real estate taxes and interest. We also spent $44.2 million in connection with our investment, through the ORC Venture, in Puente. The remaining amounts pertain to corporate projects, capitalized wages, real estate taxes and interest. Offsetting these capital outlays, we received $23.6 million in proceeds from the sale of: (i) Southside Mall, ($13.0 million), (ii) the former Lord & Taylor anchor space at Polaris ($5.3 million), and (iii) the sale of five Community Centers ($5.3 million). We also received $3.0 million from the sale of outparcels.

Net cash provided by financing activities was $11.2 million for the year ended December 31, 2005. During 2005, we received $111.7 from the issuance of mortgage notes payable. These funds were received in connection with the new $44.0 million mortgage loan on Montgomery Mall, the new $50.0 million mortgage loan on River Valley Mall, and $17.7 million for the construction loan in connection with the redevelopment activities at Eastland Ohio. Also, we received net proceeds of $76.0 million from our Prior Credit Facility of which the majority of the proceeds were used to fund numerous redevelopment projects that are currently ongoing. Offsetting these increases was the $88.4 million paid for principal payments on existing mortgage debt. This amount consisted of the extinguishment of the existing mortgage on Montgomery Mall and Southside Mall as well as normal principal payments. We also paid $92.9 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.

Financing Activity

Total debt decreased by $24.7 million during 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2006	$1,304,886	$272,000	$1,576,886
New mortgage debt	57,000	-	57,000
Fair value adjustment	(2,075)	-	(2,075)
Repayment of debt	(89,781)	-	(89,781)
Debt amortization payments in 2007	(17,457)	-	(17,457)
Amortization of fair value adjustment	(363)	-	(363)
Net borrowings, line of credit	-	28,000	28,000
December 31, 2007	$1,252,210	$300,000	$1,552,210

During 2007, we increased our net borrowings under our Credit Facility and made recurring principal payments on our fixed rate debt. We also paid off $25 million of variable rate debt associated with Montgomery Mall, $33 million of fixed rate debt associated with Almeda and Northwest Malls (SAN Mall) and $32 million of fixed rate debt associated with Colonial Park Mall. These payments were primarily funded through proceeds from asset sales.  On October 9, 2007, we purchased Merritt which included the assumption of $57 million in fixed rate mortgage debt (the “Merritt Loan”).  The Merritt Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Merritt.  The Merritt Loan has a fixed interest rate of 5.35% per annum and a maturity date of September 1, 2015.  Under the Merritt Loan, we are required to make periodic payments of interest only through September 1, 2010 after which principal and interest payments will be made through the remainder of the term.  We are not permitted under the Merritt Loan to make any prepayments on outstanding principal until six months prior to the maturity date.

At December 31, 2007, our mortgage notes payable were collateralized with first mortgage liens on 19 Properties having a net book value of $1,399.8 million.  We also owned five unencumbered Properties and other corporate assets having a net book value of $206.8 million at that date.

Certain of our loans are subject to guarantees and financial covenants and one of our loans has multiple Properties as collateral with cross-default provisions.  Under the cross-default provisions, a default under a single mortgage that is cross collateralized may constitute a default under all of the mortgages in the pool of such a cross-collateralized loan and could lead to acceleration of the indebtedness on all Properties under such loan.  Properties that are subject to cross-default provisions relate to the Morgantown Mall Associates LP loan having a total net book value of $41.0 million, and represent one Community Center and one Mall.

Financing Activity – Joint Ventures

Total joint venture debt increased by $1.1 million during 2007.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2006	$122,099	$63,492
New mortgage debt	2,400	1,200
Debt amortization payments in 2007	(1,491)	(775)
Amortization of fair value adjustment	195	101
December 31, 2007	$123,203	$64,018

On November 5, 2007, we closed on a $7.2 million construction loan for our Surprise Venture (the “Surprise Loan”).  The Surprise Loan bears interest at LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of December 31, 2007, $2.4 million was drawn under the construction loan.

On November 30, 2007, we closed on a $220 million construction loan for our Scottsdale Development project.  The loan bears interest at LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available.  As of December 31, 2007, we had no borrowings on the loan.

At December 31, 2007, the mortgage notes payable associated with our ORC Venture Properties were collateralized with first mortgage liens on two Properties having a net book value of $248.1 million.  At December 31, 2007, the construction notes payable were collateralized with first mortgage liens on two properties having a net book value of $21.8 million.

Contractual Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2007 related to our consolidated operations as well as our pro-rata share of our obligations under our joint venture arrangements (in thousands):

Consolidated Obligations and Commitments:	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt (includes interest payments)	$1,958,712	$193,000	$628,478	$293,991	$843,243
Distribution obligations	41,276	36,469	4,807	-	-
OP Unit redemptions	43,830	43,830	-	-	-
Lease obligations	7,474	1,315	1,888	1,341	2,930
Tenant allowances	13,460	13,460	-	-
Purchase obligations	4,563	4,563	-	-	-
Total consolidated obligations and commitments	$2,069,315	$292,637	$635,173	$295,332	$846,173

Pro-rata share of joint venture obligations:	Total	2008	2009-2010	2011-2012	Thereafter
Ground lease obligation	$140,922	$2,639	$5,397	$5,560	$127,326
Long-term debt (includes interest payments)	67,139	47,309	19,830	-	-
Tenant allowances	5,938	5,938	-	-	-
Purchase obligations	4,761	4,761	-	-	-
Total commercial obligations	$218,760	$60,647	$25,227	$5,560	$127,326

Consolidated Obligations and Commitments

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2007, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2007, the Company declared distributions of $0.4808 per Common Share ($19.6 million) to be paid during the first quarter of 2008.  Series F Preferred Shares and Series G Preferred Shares are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $4.7 million and $17.0 million, respectively.

Lease obligations include both our capital and operating lease obligations.  Capital lease obligations are for security equipment and generators at various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet.  Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2007 was $7.5 million.

At December 31, 2007, we had executed leases committing to $13.5 million in tenant allowances.  The leases will generate gross rents of approximately $85.4 million over the original lease term. Purchase obligations relate primarily to construction contract commitments.

At December 31, 2007, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2007 is $43.8 million based upon a per unit value of $14.67 at December 31, 2007, (based upon a five-day average of the Common Stock price from December 21, 2007 to December 28, 2007).

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Development, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company.  The parties will conduct the operations of the Scottsdale Development through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale Development.  GPLP has made capital contributions of approximately $14.8 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a preferred interest on $4.0 million of our investment in LLC Co.  Upon completion of the Scottsdale Development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  LLC Co. has provided a letter of credit in the amount of $20 million to serve as security for the construction at the Scottsdale Development.  LLC Co. shall maintain the letter of credit until substantial completion of the construction of the Scottsdale Development occurs.  LLC Co. has also provided a letter of credit in the amount of $1.026 million as collateral for fees and claims arising from the OCIP (Owner Controlled Insurance Program) that will be in place during construction.

o
Lease Payment:  LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased from 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market with a floor thereafter (“Base Rent”).  Additionally, LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: (i) to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term and (ii) as security for LLC Co.’s performance under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co.

o
Property Purchase:  LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built as a part of the Scottsdale Development at a price of $181 per square foot.

The long-term debt obligation is our pro-rata share of the scheduled payments of interest and principal related to our loans at Puente and Tulsa.  The construction loan obligation is our pro-rata share of the scheduled payments of principal and interest related to the loan at our Surprise Venture project.  The tenant allowances relate to both the ORC Venture and the Scottsdale Venture for tenants who have signed leases at our Puente, Scottsdale Development, and Tulsa Properties.  Our pro-rata share of purchase obligations primarily relate to construction commitments for our redevelopment/development work at Puente, Scottsdale Development, and Surprise Peripheral.

Capital Expenditures

We plan our capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot repairs, and tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  We categorize our capital expenditures into two broad categories, first-generation and second-generation expenditures.  The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties.  Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied. Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed.  At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the estimated useful life of the asset.

The table below provides the amounts we spent on our capital expenditures:

	Capital Expenditures For the Year Ended December 31, 2007
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$5,696	$5,630	$11,326
Redevelopment projects	$45,548	$409	$45,957
Renovation with no incremental GLA	$11,626	$6,526	$18,152

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$2,213	$170	$2,383
Non-anchor replacement	14,028	257	14,285
Operational capital expenditures	7,050	413	7,463
Total Property Capital Expenditures	$23,291	$840	$24,131

Our new development spending relates to our investment in a new development in Vero Beach, Florida and our share of the investment in our Scottsdale Development.

Our redevelopment expenditures relate primarily to the following projects: our new lifestyle component at Polaris; the addition of a new anchor store (Dick’s Sporting Goods) that opened in 2007 at The Mall of Johnson City, in Johnson City, Tennessee, construction of a new medical center at Grand Central Mall in Parkersburg, West Virginia, and a new diner restaurant at Jersey Gardens Center in Elizabeth, New Jersey.

Our renovation costs primarily relate to renovations of the common area and the Nordstrom department store at our Lloyd Center in Portland, Oregon.

Our tenant improvement dollars are the result of the high volume of leasing activity that occurred during 2006 and 2007.  Our average tenant improvement dollars approximate $30 per square foot for new stores.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Acquisitions of Additional Properties

In December 2005, we formed the ORC Venture with ORC, an affiliate of Oxford, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The initial acquisition of the ORC Venture was the $170.1 million purchase of Puente.  We have a 52% interest in the ORC Venture and ORC has a 48% interest, but GPLP will be entitled to certain preferred payments provided that ORC earns a specified rate of return.  In connection with the acquisition, the ORC Venture assumed an $88.8 million non-recourse mortgage loan, with the remainder of the purchase price being funded by contributions to the ORC Venture from GPLP and ORC.

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

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company’s assets, with the expectation that it will lead to improved cash flow and greater shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.

Malls

The redevelopment project at Polaris centers around the replacement of a former Kauffman’s anchor store, which we purchased from Macy’s in the second quarter of 2007.  Construction has already commenced on the 160,000 square foot open-air addition.  We are targeting a holiday opening in 2008 and expect to generate close to an 8% return on our $46 million investment.

We purchased the former Macy’s space at Eastland Ohio.  We will be moving JCPenney into their new prototype on this parcel with plans to backfill JCPenney’s current space on center court with in-line stores.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  Additionally, a store remodeling and the addition of approximately 35,000 square feet to the JCPenney anchor store is underway.

At Ashland Town Center, in Ashland, Kentucky, JCPenney plans to move into their new prototype on the former Wal-Mart parcel.  We will be looking to replace their current space with either several big box type retailers or another fashion department store.

At Northtown Mall, in Blaine, Minnesota, we executed a lease agreement to bring a Herberger’s department store to the Mall in the final available anchor space at the center.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center. We also signed a lease with LA Fitness and expect to build a new junior anchor store at Northtown Mall for this tenant.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing and construction management.

We plan to invest approximately $250 million in the Scottsdale Development through our Scottsdale Venture.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the project.  The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.  Our Scottsdale Development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of The Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  We have begun construction on this development project and expect initial store openings in 2008 with the remainder of phase I stores opening in 2009.

A new retail multi-tenant building is under construction on a site in Surprise, Arizona (northwest of Phoenix).  This five-acre development will consist of approximately 24,755 square feet of new retail space.  We expect stores to begin opening in the fall of 2008.  We own this development through our Surprise Venture.

On October 5, 2007, GRT, through a subsidiary entity, entered into a new joint venture agreement for the potential development of an approximate 440,000 square foot lifestyle center on 46 acres of undeveloped land in Vero Beach, Florida.

Portfolio Data

The table below reflects Mall sales per square foot (“Sales PSF”) for those tenants (in stores less than 10,000 square feet) reporting sales for the twelve-month period ended December 31, 2007.  The table excludes non-comparable properties as well as our held-for-sale assets.  The percentage change is based on those tenants reporting sales (“Same Store”) for the twenty-four month period ended December 31, 2007.

	Wholly Owned		Total Mall Properties
	Held-for-Investment		Held-for-Investment
	Mall Properties		Including ORC Venture
	Average	Same Store	Average	Same Store
	Sales PSF	% Change	Sales PSF	% Change
Anchors	$151	0.8%	$149	1.0%
Stores (1)	$370	(1.0)%	$362	(0.8)%
Total	$247	(0.7)%	$243	(0.6)%

(1) Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

Average mall store sales for the 12 months ended December 31, 2007 were $370 per square foot, a 2% decrease from the $377 per square foot reported for the twelve months ended December 31, 2006.  Comparable stores sales, which include only those stores open for the twelve months ended December 31, 2007 and the same period of 2006, decreased approximately 2%.  Retail sales were down for many national retailers due to the general market and economic factors during the 2007 holiday season.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06
Wholly-owned Malls:
Mall Anchors	97.2%	94.1%	95.1%	93.6%	93.9%
Mall Stores	92.9%	91.6%	90.5%	89.2%	91.7%
Total Consolidated Mall Portfolio	95.6%	93.2%	93.5%	92.0%	93.1%

Mall Portfolio including ORC Venture:
Mall Anchors	97.3%	94.6%	95.4%	94.1%	94.3%
Mall Stores	92.7%	91.3%	90.3%	89.1%	91.5%
Total Mall Portfolio	95.6%	93.4%	93.6%	92.3%	93.3%

Wholly-owned Community Centers:
Community Center Anchors	88.2%	81.1%	81.1%	81.1%	81.1%
Community Center Stores	86.1%	86.1%	86.8%	85.5%	85.2%
Total Community Center Portfolio	87.7%	82.4%	82.6%	82.2%	82.2%

Comparable Property Type (2)		12/31/2007		12/31/06

Comparable Mall Stores		93.1%		93.4%
Comparable Mall Portfolio		95.6%		95.3%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)
Comparable occupancy rates (total portfolio including ORC Venture) exclude the Properties sold after 12/31/2006 from the 12/31/2006 occupancy calculation and those acquired after 12/31/2006 from the 12/31/2007 calculation.

Mall store occupancy (for our wholly-owned Malls) increased to 92.9% at December 31, 2007 from 91.7% at December 31, 2006.  If our two held-for-sale assets are excluded, store occupancy was 94.4% at December 31, 2007 compared to 94.3% at December 31, 2006.  Anchor store occupancy (for our wholly-owned Malls) increased to 97.2% at December 31, 2007 from 93.9% at December 31, 2006.

Information Technology

During 2007, we implemented a purchasing system within our Oracle business system.   This provides additional controls related to our project accounting and accounts payable processes. We also enhanced our business intelligence platform whereby our Properties can now access all of their financial information via electronic reporting. These key technology initiatives will establish the platform for enhanced internal management reporting in 2008.

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. The Company did not elect early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position or results of operations.

In late 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company is evaluating the impact of this standard as it relates to Company’s future acquisitions.

In late 2007, the FASB issued SFAS No. 160, “Reporting for Minority Interests.”  Currently, minority interest is not part of shareholders’ equity. Under SFAS No. 160, minority interest will become part of shareholders’ equity. This change may affect key financial ratios, such as debt to equity ratios.  This standard is effective no later than for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of this standard as it relates to Company’s financial position, results of operations and ratios.

In February, 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2007, approximately 85.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years and a weighted-average interest rate of approximately 6.1%.  At December 31, 2006, approximately 85.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 5.7 years, and a weighted-average interest rate of approximately 6.3%.  The remainder of our debt at December 31, 2007 and December 31, 2006, bears interest at variable rates with weighted-average interest rates of approximately 5.7% and 6.6%, respectively.

At December 31, 2007 and December 31, 2006, the fair value of our debt (excluding our Credit Facility) was $1,247.0 million and $1,282.0 million, respectively, compared to its carrying amounts of $1,252.2 million and $1,304.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2007 and 2006, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $2.3 million.  Also, the fair value of our debt would decrease by approximately $46.4 million and $54.3 million, at December 31, 2007 and December 31, 2006, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $2.3 million, for the year ended December 31, 2007 and 2006, respectively, and increase the fair value of our debt by approximately $49.1 million and $57.8 million, at December 31, 2007 and December 31, 2006, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of GRT and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, BDO Seidman, LLP, assessed the effectiveness of the Company’s internal control over financial reporting.  BDO Seidman, LLP has issued an attestation report concurring with management’s assessment, which is set forth below.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 19, 2008 expressed  an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP
Chicago, Illinois
February 19, 2008

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

None.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2007 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) equity compensation plans (excluding securities reflected in column(a)

	(a)	(b)	(c)
Equity compensation plans approved by shareholders	1,411,097	$24.01	2,803,647

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

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

PART IV

Item 15.   Exhibits and Financial Statements

(1)	Financial Statements	Page Number
	- Report of Independent Registered Public Accounting Firm	53
	- Glimcher Realty Trust Consolidated Balance Sheets as of
	December 31, 2007 and 2006	54
	- Glimcher Realty Trust Consolidated Statements of Operations and
	Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	55
	- Glimcher Realty Trust Consolidated Statements of Shareholders’
	Equity for the years ended December 31, 2007, 2006 and 2005	56
	- Glimcher Realty Trust Consolidated Statements of Cash Flows
	for the years ended December 31, 2007, 2006 and 2005	57
	- Notes to Consolidated Financial Statements	58

(2)	Financial Statement Schedules
	- Schedule III - Real Estate and Accumulated Depreciation	83
	- Notes to Schedule III	86

(3)	Exhibits

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Amended and Restated Bylaws. (5)
3.3	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.4	Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.5	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.6	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.7	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.8	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.9	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (3)
3.10	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (8)
3.11	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership. (10)
3.12	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (15)
3.13
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (16)

4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (16)
4.5	Rights Agreement, dated as of March 9, 1999, between Glimcher Realty Trust and the Harris Trust and Savings Bank (n/k/a Computershare Investor Services, LLC). (25)
10.01	Consulting Agreement, dated February 22, 2007, between Glimcher Realty Trust and Philip G. Barach. (26)
10.02	2007 Long Term Incentive Plan for Senior Executives. (33)
10.03	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.04	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (17)
10.05	Severance Benefits Agreement, dated February 22, 2007, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Kim A. Rieck.
10.06	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (3)
10.07	Amendment No. 1 to the Employment and Consulting Agreement, dated as of July 25, 2007, by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Herbert Glimcher. (32)
10.08	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)

10.09	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.10	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (20)
10.11	Severance Benefits Agreement, dated June 28, 2004 by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (22)
10.12	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (11)
10.13	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (24)
10.14	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (7)
10.15	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (23)
10.16	Agreement of Sale and Purchase, dated April 25, 2007, by and between Glimcher University Mall, L.P. and Somera Capital Management, LLC, as amended. (27)
10.17	Membership Interest Purchase and Sale Agreement, dated as of July 19, 2007, by and between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership, as amended. (32)
10.18	Amendment to Membership Interest Purchase and Sale Agreement, dated as of August 6, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership. (32)
10.19	Assignment and Assumption of Membership Interests, dated as of October 9, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership. (32)
10.20
Guaranty of Insurance Deductible, dated as of October 9, 2007, by Thor MS, LLC, Thor Merritt Square, LLC, Glimcher Properties Limited Partnership and LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (32)

10.21
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (32)

10.22
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (32)

10.23
Defeasance Pledge And Security Agreement, dated as of December 22, 2006, by and among Glimcher University Mall Limited Partnership, LaSalle National Bank Association (f/k/a Lasalle National Bank), as Trustee for Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D6, and Wells Fargo Bank, N.A. (34)

10.24
Defeasance, Assignment, Assumption and Release Agreement, dated as of December 22, 2006, by and among Glimcher University Mall Limited Partnership, SB NASC 1998-D6 Holdings, LLC, Lasalle National Bank Association (f/k/a LaSalle National Bank), as Trustee For Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D6, Capmark Finance Inc., and Wells Fargo Bank, N.A. (34)

10.25	Completion and Payment Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing).
10.26
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 30, 2007, by Kierland Crossing, LLC for the benefit of KeyBank National Association (relates to Scottsdale construction financing).

10.27
Limited Payment and Performance Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association (relates to Scottsdale construction financing).

10.28
Construction, Acquisition and Interim Loan Agreement, dated as of November 30, 2007, by and among Kierland Crossing, LLC, KeyBank National Association, as lender, each signing lender, and KeyBank National Association, as administrative agent (relates to Scottsdale construction financing).

10.29	Assignment of Leases and Rents, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association (relates to Scottsdale construction financing).
10.30
Collateral Assignment of Construction Documents, Contracts, Licenses and Permits, dated as of November 30, 2007, between Kierland Crossing, LLC in favor of KeyBank National Association (related to Scottsdale construction financing).

10.31
Collateral Assignment of Joint Development Agreement and Purchase Agreement and Escrow Instructions, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association, as Administrative Agent (relates to Scottsdale construction financing).

10.32	Non-Recourse Exception Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing).
10.33
Form of Promissory Notes for Scottsdale Construction Loan with respect to KeyBank National Association, Eurohypo AG, New York Branch, The Huntington National Bank, U.S. Bank National Association, National City Bank, and PNC Bank, National Association, as lenders.

10.34	Promissory Note, dated as of September 1, 1998, issued by Morgantown Mall Associates Limited Partnership in the amount of fifty eight million three hundred fifty thousand dollars ($58,350,000). (4)
10.35
Deed of Trust, Assignment of Leases and Rents and Security Agreement by Morgantown Mall Associates Limited Partnership to Michael B. Keller (Trustee), dated as of September 1, 1998, for the use and benefit of The Capital Company of America, LLC. (4)

10.36	Promissory Note, dated as of November 1, 1998, issued by Glimcher Properties Limited Partnership in the amount of nineteen million dollars ($19,000,000) (relates to New Jersey Tax Exempt Bonds). (4)
10.37	Deed of Trust and Security Agreement, dated as of January 21, 1999, by Grand Central Limited Partnership for the benefit of Lehman Brothers Holdings Inc. (18)
10.38	Promissory Note, dated as of January 21, 1999, issued by Grand Central Limited Partnership in the amount of fifty two million five hundred thousand dollars ($52,500,000). (18)
10.39	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.40	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall) (19).
10.41	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (19)
10.42	Deed of Trust and Security Agreement, dated May 25, 2006, by and between WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.43	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.44	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.45	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated as of October 15, 2001, by Glimcher Ashland Venture, LLC to KeyBank National Association. (6)
10.46	Promissory Note, dated as of October 15, 2001 issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (6)
10.47	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.48	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.49
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

10.50
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

10.51	Allonge to Promissory Note (relates to loan assumption for Puente Hills Mall acquisition). (30)
10.52	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (30)
10.53	Promissory Note A1, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (9)
10.54	Promissory Note A2, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (9)
10.55	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 27, 2003, by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. (9)
10.56	Guaranty of Recourse Obligations by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc. dated as of August 27, 2003, relating to WestShore Plaza Mall. (9)

10.57
Note, dated as of August 11, 1998, issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225) (relating to Eastland North Carolina). (9)

10.58
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 11, 1998, by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC (relating to Eastland North Carolina). (9)

10.59
Promissory Note, dated as of October 1, 1997, issued by Catalina Partners, L.P. to Nomura Asset Capital Corporation in the amount of thirty six million ($36,000,000), relating to Colonial Park Mall. (9)

10.60
Open-end Fee Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of October 1, 1997, by Catalina Partners, L.P. to Nomura Asset Capital Corporation, relating to Colonial Park Mall. (9)

10.61	Form of Note. (27)
10.62
Amended and Restated Credit Agreement, dated December 14, 2006, by and among Glimcher Properties Limited Partnership, KeyBank National Association, KeyBank Capital Markets, and several other financial institutions. (34)

10.63
Guaranty, dated December 14, 2006, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement. (34)

10.64	Form of Note. (included in Exhibit 10.62)
10.65
Promissory Note A1, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of eighty-five million dollars ($85,000,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.66
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

10.68
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.69	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.70	Assignment of Leases and Rents, dated as of November 20, 2006, between EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.71	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.72	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.73	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (34)
10.74	Promissory Note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (13)
10.75	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (13)
10.76
Amended and Restated Promissory Note A, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $125,000,000, relating to the Polaris Fashion Place existing debt. (13)

10.77
Amended and Restated Promissory Note B, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $24,837,623 relating to the Polaris Fashion Place existing debt. (13)

10.78	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc. relating to Polaris Fashion Place. (13)
10.79	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (13)
10.80
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.81
Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.82
Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.83
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 between N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.84	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)
10.85	Loan Agreement, dated as of March 14, 2006, by and between Tulsa Promenade, LLC and Charter One Bank, N.A. (relating to Tulsa Promenade). (29)
10.86	Promissory Note, dated March 14, 2006, issued by Tulsa Promenade, LLC to the order of Charter One Bank, N.A. in the principal amount of $50,000,000 (relating to Tulsa Promenade). (29)
10.87	Mortgage with Power of Sale, Security Agreement and Financing Statement, made as of March 14, 2006, by Tulsa Promenade, LLC in favor of Charter One Bank, N.A. (relating to Tulsa Promenade). (29)
10.88
Term Loan Agreement, dated as of January 13, 2006, between GM Olathe, LLC, Glimcher Properties Limited Partnership (as co-borrowers) and KeyBank National Association, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.89
Promissory Note, dated January 13, 2006, issued by GM Olathe, LLC and Glimcher Properties Limited Partnership (as co-borrowers) to the order of KeyBank National Association in the principal amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.90
Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated January 13, 2006, between Glimcher Properties Limited Partnership and GM Olathe, LLC in the amount of $30,000,000, relating to The Great Mall of the Great Plains in Olathe, Kansas. (30)

10.91
Promissory Note, dated as of December 15, 2005, issued by RVM Glimcher, LLC to the order of Lehman Brothers Bank, FSB in the principal amount of $50,000,000, relating to River Valley Mall in Lancaster, Ohio. (30)

10.92	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.93	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.94	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.95
Guaranty of Recourse Obligations, dated as of December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)

10.96	Agreement of Purchase and Sale, between Coyote Tulsa Mall, L.L.C. and Glimcher Properties Limited Partnership (relating to acquisition of Tulsa Promenade). (30)
10.97	Employment & Consulting Agreement, dated January 20, 2005, between Herbert Glimcher, Glimcher Realty Trust and Glimcher Properties Limited Partnership. (14)
10.98
Limited Liability Company Agreement of Kierland Crossing, LLC, dated as of May 12, 2006 (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19).

10.99
Purchase Agreement and Escrow Instructions, dated May 12, 2006, by and between Kierland Crossing, LLC and Kierland Crossing Residential, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.100
Ground Lease, dated as of May 12, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.101
First Amended and Restated Ground Lease, dated as of December 6, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (34)

10.102	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting). (31)
10.103	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options). (28)

10.104	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options). (28)
10.105	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan. (23)
10.106	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Non-Qualified Stock Options/Grant Date Valuation). (34)
10.107	Form Option Award Agreement for the Glimcher Realty Trust 2004 Incentive Compensation Plan (Incentive Stock Options/Grant Date Valuation). (34)
10.108	Form of Performance Share Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and 2007 Long Term Incentive Plan for Senior Executives. (33)
10.109
Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Non-Qualified Stock Options/Anti-Dilution). (Revises and Replaces Exhibit 10.103 and 10.106). (33)

10.110
Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options/Anti-Dilution). (Revises and Replaces Exhibits 10.104 and 10.107). (33)

10.111	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options/Forfeiture Clause) (Revises and Replaces Exhibit 10.110).
10.112	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options/Forfeiture Clause) (Revises and Replaces Exhibit 10.109).
10.113	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (33)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(5)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(6)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 29, 2003.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(10)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on February 25, 2004.
(11)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(12)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 2, 2004.
(13)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(14)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 24, 2005.

(15)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on August 22, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(17)	Incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(18)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
(19)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(21)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(22)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(23)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(24)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(25)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on March 12, 1999.
(26)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.
(27)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on July 27, 2007.
(28)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.
(29)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on April 28, 2006.
(30)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(31)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(32)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(33)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(34)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

/s/ Mark E. Yale
Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) February 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 20, 2008
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 20, 2008
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 20, 2008
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 20, 2008
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	February 20, 2008
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 20, 2008
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 20, 2008
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 20, 2008
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 20, 2008
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 20, 2008
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 20, 2008
William S. Williams

Report of the Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2007 and 2006, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
February 19, 2008

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and par value amounts)

ASSETS

	December 31,
	2007	2006
Investment in real estate:
Land	$240,156	$247,149
Buildings, improvements and equipment	1,703,491	1,679,935
Developments in progress	96,054	49,803
	2,039,701	1,976,887
Less accumulated depreciation	500,710	483,115
Property and equipment, net	1,538,991	1,493,772
Deferred costs, net	19,225	17,316
Real estate assets held-for-sale	68,671	192,301
Investment in and advances to unconsolidated real estate entities	83,116	70,416
Investment in real estate, net	1,710,003	1,773,805

Cash and cash equivalents	22,147	11,751
Non-real estate assets associated with discontinued operations	5,002	12,662
Restricted cash	14,217	12,132
Tenant accounts receivable, net	39,475	42,665
Deferred expenses, net	5,915	8,134
Prepaid and other assets	34,188	30,103
Total assets	$1,830,947	$1,891,252

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,170,669	$1,203,100
Mortgage notes payable associated with properties held-for-sale	81,541	101,786
Notes payable	300,000	272,000
Other liabilities associated with discontinued operations	2,763	3,926
Accounts payable and accrued expenses	62,969	59,952
Distributions payable	23,915	23,481
Total liabilities	1,641,857	1,664,245

Minority interest in operating partnership	-	1,772

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,687,039 and 36,776,365 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	377	368
Additional paid-in capital	563,460	547,036
Distributions in excess of accumulated earnings	(584,343)	(532,141)
Accumulated other comprehensive loss	(404)	(28)
Total shareholder’s equity	189,090	225,235
Total liabilities and shareholder’s equity	$1,830,947	$1,891,252

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
 (dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
Minimum rents	$186,064	$181,866	$177,738
Percentage rents	6,130	5,727	5,450
Tenant reimbursements	87,258	84,593	82,546
Other	22,714	20,365	22,184
Total revenues	302,166	292,551	287,918
Expenses:
Property operating expenses	63,020	60,007	57,679
Real estate taxes	31,651	32,512	32,247
	94,671	92,519	89,926
Provision for doubtful accounts	3,732	3,495	3,250
Other operating expenses	8,262	6,644	8,717
Depreciation and amortization	73,661	68,437	62,802
General and administrative	16,484	15,305	18,401
Impairment losses – real estate assets	2,914	-	-
Total expenses	199,724	186,400	183,096

Operating income	102,442	106,151	104,822

Interest income	649	454	262
Interest expense	87,940	82,166	71,873
Equity in income of unconsolidated entities, net	1,133	1,443	51
Income before minority interest in operating partnership and discontinued operations	16,284	25,882	33,262
Minority interest in operating partnership	1,635	(7,733)	252
Income from continuing operations	14,649	33,615	33,010
Discontinued operations:
Impairment losses – real estate assets	(27,464)	(111,918)	(16,393)
Gain on sales of properties, net	47,349	1,717	1,619
Income (loss) from operations	3,823	(579)	2,614
Net income (loss)	38,357	(77,165)	20,850
Less: Preferred stock dividends	17,437	17,437	17,437
Net income (loss) available to common shareholders	$20,920	$(94,602)	$3,413

Earnings (loss) Per Common Share (“EPS”):
Basic:
Continuing operations	$(0.03)	$0.21	$0.40
Discontinued operations	$0.59	$(2.79)	$(0.31)
Net income (loss)	$0.56	$(2.58)	$0.09

Diluted:
Continuing operations	$(0.03)	$0.21	$0.40
Discontinued operations	$0.59	$(2.76)	$(0.31)
Net income (loss)	$0.56	$(2.55)	$0.09

Weighted average common shares outstanding	37,232	36,611	36,036
Weighted average common shares and common share equivalent
outstanding	40,228	40,089	39,856

Cash distributions declared per common share of beneficial interest..	$1.9232	$1.9232	$1.9232

Net income (loss)	$38,357	$(77,165)	$20,850
Other comprehensive (loss) income on derivative instruments, net	(376)	(2)	9
Comprehensive income (loss)	$37,981	$(77,167)	$20,859

The accompanying notes are an integral part of these consolidated financial statements

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands, except share, par value and unit amounts)

	Series F Cumulative Preferred	Series G Cumulative Preferred	Common Shares of Beneficial Interest		Additional Paid-in	Distributions In Excess of Accumulated	Accumulated Other Comprehensive
	Shares	Shares	Shares	Amount	Capital	Earnings	Income/(Loss)	Total
Balance, December 31, 2004	$60,000	$150,000	35,682,858	$357	$534,286	$(300,786)	$(35)	$443,822

Distributions declared, $1.9232 per share						(69,551)		(69,551)
Distribution Reinvestment and Share Purchase Plan			21,954	-	560			560
Exercise of stock options			386,384	4	6,531			6,535
OP unit conversion			358,586	3	9,656			9,659
Restricted stock grant			56,666	1	(1)			-
Amortization of restricted stock					314			314
Preferred stock dividends						(17,437)		(17,437)
Net income						20,850		20,850
Other comprehensive income on derivative instruments							9	9
Stock option expense, net of offering costs					297			297
Transfer to minority interest in partnership					(8,004)			(8,004)
Balance, December 31, 2005	60,000	150,000	36,506,448	365	543,639	(366,924)	(26)	387,054

Distributions declared, $1.9232 per share						(70,615)		(70,615)
Distribution Reinvestment and Share Purchase Plan			17,855	-	457			457
Exercise of stock options			87,298	1	1,629			1,630
OP unit conversion			119,766	2	3,104			3,106
Restricted stock grant			44,998	-	-			-
Amortization of restricted stock					560			560
Preferred stock dividends						(17,437)		(17,437)
Net loss						(77,165)		(77,165)
Other comprehensive loss on derivative instruments							(2)	(2)
Stock option expense					348			348
Transfer to minority interest in partnership					(2,701)			(2,701)
Balance, December 31, 2006	60,000	150,000	36,776,365	368	547,036	(532,141)	(28)	225,235

Distributions declared, $1.9232 per share						(73,122)		(73,122)
Distribution Reinvestment and Share Purchase Plan			18,142	-	450			450
Exercise of stock options			841,032	9	15,302			15,311
OP unit conversion			8,000	-	1			1
Restricted stock grant, net of cancellations			43,500	-	-			-
Amortization of restricted stock					845			845
Long term incentive grant					555			555
Preferred stock dividends						(17,437)		(17,437)
Net income						38,357		38,357
Other comprehensive loss on derivative instruments							(376)	(376)
Stock option expense, net of offering costs					447			447
Transfer to minority interest in partnership					(1,176)			(1,176)
Balance, December 31, 2007	$60,000	$150,000	37,687,039	$377	$563,460	$(584,343)	$(404)	$189,090
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$38,357	$(77,165)	$20,850
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	5,995	6,696	5,097
Depreciation and amortization	76,770	75,481	77,815
Loan fee amortization	2,024	2,819	2,662
Equity in income of unconsolidated entities, net	(1,133)	(1,443)	(51)
Capitalized development costs charged to expense	1,228	367	257
Minority interest in operating partnership	1,635	(7,733)	252
Impairment losses	30,378	111,918	16,393
Return of minority interest share of earnings	-	-	(252)
Gain on sales of properties from discontinued operations	(47,349)	(1,717)	(1,619)
Gain on sales of outparcels	(1,555)	(3,895)	(517)
Stock option related expense	1,877	908	664
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	4,988	(3,815)	(5,722)
Prepaid and other assets	(3,895)	1,144	(7,182)
Accounts payable and accrued expenses	(6,664)	(7,335)	(302)

Net cash provided by operating activities	102,656	96,230	108,345

Cash flows from investing activities:
Additions to investment in real estate	(95,470)	(77,128)	(95,880)
Acquisitions of property	(30,033)	(55,715)	-
Contribution from joint venture partner	-	11,257	-
Investment in joint ventures	(11,567)	(13,266)	(44,248)
Proceeds from sales of assets	90	-	-
Proceeds from sales of properties	205,404	24,690	23,624
Proceeds from sales of outparcels	2,724	6,770	2,975
Withdrawals from restricted cash	75	266	101
Additions to deferred expenses and other	(5,328)	(5,785)	(6,775)

Net cash provided by (used in) investing activities	65,895	(108,911)	(120,203)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	28,000	122,000	76,000
Additions to deferred financing costs	-	(2,511)	(2,259)
Proceeds from issuance of mortgages and other notes payable	-	168,331	111,669
Principal payments on mortgages and other notes payable	(107,238)	(179,497)	(88,364)
Exercise of stock options and other	15,761	2,087	7,095
Cash distributions	(94,678)	(93,799)	(92,908)

Net cash (used in) provided by financing activities	(158,155)	16,611	11,233

Net change in cash and cash equivalents	10,396	3,930	(625)

Cash and cash equivalents, at beginning of period	11,751	7,821	8,446

Cash and cash equivalents, at end of period	$22,147	$11,751	$7,821

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At December 31, 2007, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust (“GRT”), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of December 31, 2007, GRT was a limited partner in GPLP with a 92.1% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investments in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Investment in Real Estate – Carrying Value of Assets

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and three to ten years for equipment and fixtures.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles.  These intangibles are amortized over the period the retailer is required to operate their store.

Investment in Real Estate – Impairment Evaluation

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

The Company recognized a $2,900 non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel are less than the basis of these parcels.

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

Accounting for Acquisitions

The Company accounts for acquisitions of Properties in accordance with SFAS No. 141, “Business Combinations.”  The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.  Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At December 31, 2007 and 2006, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into interest income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffective and is recognized in other income/other expense during  the period  of  change.  Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized or accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method.  Should the hedged item mature, be sold or extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

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

	Year Ended December 31,
	2007	2006	2005
Interest expense	$86,073	$80,313	$70,007
Amortization of loan fees	1,867	1,853	1,866
Total interest expense	87,940	82,166	71,873
Interest capitalized	4,793	2,885	2,398
Total interest costs	$92,733	$85,051	$74,271

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

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $5,547, $6,146, and $6,792 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code.   GPLP wholly owns GDC.  For federal income tax purposes, GDC is treated as a separate entity and taxed as a C-Corporation.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carryforwards of GDC.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Minority Interests

Minority interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).  Income allocated to minority interest is based on the Unit Holders ownership percentage of the Operating Partnership.  The ownership percentage is determined by dividing the numbers of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding.  The issuance of additional shares of beneficial interest (the “Common Shares”, “Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company.  Since an OP unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

  Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $5,704 and $13,645 as of December 31, 2007 and 2006, respectively.  In connection with the sale of University Mall, the Company received a $5,000 non-interest bearing note that was discounted to its present value in 2007.  In connection with the purchase of Merritt Square Mall in Merritt Island, Florida, the Company assumed a $57,000 mortgage loan with a 5.35% interest rate.

Share distributions of $18,120 and $17,682 have been declared, but not paid as of December 31, 2007 and 2006, respectively.  Operating Partnership distributions of $1,436 and $1,440 have been declared, but not paid as of December 31, 2007 and 2006, respectively.  Distributions for our 8.75% Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 have been declared, but not paid as of December 31, 2007 and 2006.  Distributions for our 8.125% Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $3,046 have been declared, but not paid as of December 31, 2007 and 2006.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income and all other non-owner charges in shareholders’ equity during a period, including unrealized gains and losses from value adjustments on certain derivative instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted. The Company did not elect early adoption of SFAS No. 159 and is in the process of determining its impact on the Company’s financial position or results of operations.

In late 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company is evaluating the impact of this standard as it relates to Company’s future acquisitions.

In late 2007, the FASB issued SFAS No. 160, “Reporting for Minority Interests.”  Currently, minority interest is not part of shareholders’ equity. Under SFAS No. 160, minority interest will become part of shareholders’ equity. This change may affect key financial ratios, such as debt to equity ratios.  This standard is effective no later than for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of this standard as it relates to Company’s financial position, results of operations and ratios.

In February, 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2007 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. During the year ended December 31, 2007 the Company sold four Mall Properties (Almeda Mall, Montgomery Mall, Northwest Mall and University Mall) and classified two Community Centers (Ohio River Plaza and Knox Village Square) and one Mall (The Great Mall of the Great Plains) as held-for-sale. The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the Consolidated Statements of Operations with the carrying value reflected as held-for-sale on the Consolidated Balance Sheet.  The table below provides information on the held-for-sale assets.

	December 31,
	2007	2006
Number of Properties sold	4	7
Number of Properties held-for-sale	4	5
Real estate assets held-for-sale	$68,671	$192,301
Mortgage notes payable associated with properties held-for-sale	$81,541	$101,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

4.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	December 31, 2007	December 31, 2006
Billed Receivables	$17,453	$17,716
Straight-line Receivables	20,509	22,132
Unbilled Receivables	8,638	8,602
Less: Allowance for Doubtful Accounts	(7,125)	(5,785)
Net Accounts Receivable	$39,475	$42,665

Accounts Receivable – Assets Held-For-Sale	December 31, 2007	December 31, 2006
Billed Receivables	$2,300	$6,429
Straight-line Receivables	329	2,279
Unbilled Receivables	1,032	1,142
Less: Allowance for Doubtful Accounts	(1,386)	(2,613)
Net Accounts Receivable	$2,275	$7,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

5.	Mortgage Notes Payable as of December 31, 2007 and December 31, 2006 consist of the following:

Description/Borrower	Carrying amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
Mortgage Notes Payable	2007	2006	2007	2006
Fixed Rate:
Mount Vernon Venture, LLC (o)(p)	$-	$8,753	7.41%	7.41%		(a)	$8,624	Feb. 11, 2008
Morgantown Mall Associates, LP	51,503	52,474	6.89%	6.89%	(m)	(a)	$50,823	(g)
GM Olathe, LLC (o)	-	30,000	6.35%	6.35%	(l)	(b)	$30,000	Jan. 12, 2009
Grand Central, LP	47,001	47,815	7.18%	7.18%		(a)	$46,065	Feb. 1, 2009
Johnson City Venture, LLC	38,323	38,787	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,969	40,482	8.20%	8.20%	(m)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,273	24,809	7.25%	7.25%		(a)	$21,817	Nov. 1, 2011
Dayton Mall Venture, LLC	54,983	55,886	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	93,624	95,255	5.09%	5.09%		(a)	$84,824	Sept. 9, 2012
PFP Columbus, LLC	139,692	142,129	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	131,069	133,256	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	156,082	158,791	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	107,499	109,232	5.45%	5.45%		(a)	$92,762	Nov. 1, 2014
Glimcher SuperMall Venture, LLC	58,624	59,515	7.54%	7.54%	(m)	(a)	$49,969	(k)
Glimcher Merritt Square, LLC	57,000	-	5.35%			(c)	$52,914	Sept. 1, 2015
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(d)	$44,931	Jan. 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(e)	$38,057	Dec. 11, 2016
Colonial Park Mall, LP		32,451		7.73%
Tax Exempt Bonds (q)	19,000	19,000	6.00%	6.00%		(f)	$19,000	Nov. 1, 2028
	1,171,642	1,201,635
Other:
Fair value adjustments	(973)	1,465

Mortgage Notes Payable	1,170,669	1,203,100

Properties Held-for-Sale
Mount Vernon Venture, LLC (o)(p)	8,634		7.41%	7.41%		(a)	8,624	Feb. 11,2008
Charlotte Eastland Mall, LLC (n)(o)	42,907	43,766	7.84%	7.84%	(m)	(a)	42,302	(g)
GM Olathe, LLC (o)	30,000	-	6.35%	6.35%	(l)	(b)	30,000	Jan. 12, 2009
Montgomery Mall Associates, LP (n)	-	25,000		7.03%
SAN Mall, LP (n)	-	33,020		8.35%
Mortgage Notes Payable Associated with Properties Held-for-Sale	$81,541	$101,786

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest are required.
(d)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(e)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest are required.
(f)	The loan requires semi-annual payments of interest.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points fixed through a SWAP agreement at a rate of 6.35%.
(m)	Interest rate escalates after optional prepayment date.
(n)	Mortgage notes payable associated with properties held-for-sale as of December 31, 2006.
(o)	Mortgage notes payable associated with properties held-for-sale as of December 31, 2007.
(p)	This loan was paid off in February 2008.
(q)
The bonds were issued by the NJ Economic Development Authority as part of the Financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by Glimcher Realty Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by Properties with net book values of $1,399,832 and $1,444,186 at December 31, 2007 and December 31, 2006, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at December 31, 2007.  Additionally, one of the loans has cross-default provisions and is cross-collateralized with mortgages on the Properties owned by Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $30,000 of mortgage notes payable relating to certain Properties are guaranteed by the Company as of December 31, 2007.

Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2007, are as follows: $118,620 in 2008; $92,957 in 2009; $92,925 in 2010; $40,080 in 2011; $151,849 in 2012; and $756,752 thereafter.

6.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the Credit Facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants under the Credit Facility as of December 31, 2007.

At December 31, 2007, the outstanding balance on the Credit Facility was $300,000.  Additionally, $21,176 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2007, the unused balance of the Credit Facility available to the Company was $148,824 and the interest rate was 5.65%.

At December 31, 2006, the outstanding balance on the Credit Facility was $272,000 and the interest rate was 6.40%.  Additionally, $20,150 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2006, the unused balance of the Credit Facility available to the Company was $177,850.

7.	Income Taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net income (loss)	$38,357	$(77,165)	$20,850
Add: Net loss of taxable REIT subsidiaries	1,488	1,163	2,501
Net income (loss) from REIT operations (1)	39,845	(76,002)	23,351
Add: Book depreciation and amortization	72,901	71,923	73,622
Less: Tax depreciation and amortization	(57,321)	(57,573)	(56,847)
Book (gain) loss from capital transactions and impairments	(17,229)	99,687	13,083
Tax gain (loss) from capital transactions	126	(4,079)	(14,624)
Stock options	(5,418)	(529)	(892)
Other book/tax differences, net	(2,812)	(508)	(516)
Taxable income before adjustments	30,092	32,919	37,177
Less: Capital gains	(126)	(196)	(1,614)
Adjusted taxable income subject to 90% requirement	$29,966	$32,723	$35,563

(1) Adjustments to “Net income (loss) from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Cash dividends paid	$88,917	$87,922	$86,593
Less: Dividends designated to prior year	(22,041)	(21,912)	(21,516)
Plus: Dividends designated from following year	22,479	22,041	21,912
Less: Portion designated return of capital	(58,267)	(55,132)	(49,812)
Dividends paid deduction	$31,088	$32,919	$37,177

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.3635	18.90%	$0.4191	21.79%	$0.5221	27.15%
Return of capital	1.5582	81.02	1.5016	78.08	1.3774	71.62
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0015	0.08	0.0025	0.13	0.0237	1.23
	$1.9232	100.00%	$1.9232	100.00%	$1.9232	100.00%

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.1787	99.59%	$2.1746	99.40%	$2.0926	95.66%
Return of capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0089	0.41	0.0130	0.60	0.0950	4.34
	$2.1876	100.00%	$2.1876	100.00%	$2.1876	100.00%

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0230	99.60%	$2.0191	99.40%	$1.9430	95.66%
Return of capital	-	-	-	-	-	-
Capital gains	-	-	-	-	-	-
Unrecaptured Section 1250 gain	0.0082	0.40	0.0121	0.60	0.0882	4.34
	$2.0312	100.00%	$2.0312	100.00%	$2.0312	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following :

Deferred tax assets (liabilities):

	2007	2006	2005
Investment in partnership	$99	$16	$(5)
Capitalized development costs	(1,009)	(719)	(412)
Depreciation and amortization	(19)	24	41
Charitable contributions	22	22	22
Accrued bonuses	-	295	-
Interest expense	2,096	1,424	756
Other	7	8	8
Net operating losses	2,282	2,045	2,322
Net deferred tax asset	3,478	3,115	2,732
Valuation allowance	(3,478)	(3,115)	(2,732)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $6,326 at December 31, 2007 with $2,659, $355, $144, $479, $623, $561, $912 and $593 and expiring in 2018, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively.

The income tax provision consisted of $6, $5 and $2 in 2007, 2006 and 2005, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries, as a result of state income taxes and the utilization of tax loss carryforwards of $29, $0 and $0 in 2007, 2006, and 2005, respectively.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2007, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards.  The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative loss represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109.  The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109,” went into effect in fiscal year 2007.    FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In the Company’ adoption of FIN 48, a listing was compiled of the Company’s tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITS were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  As the Company did not conclude that any uncertain tax positions existed, there was no tax benefit or penalty recognized in the financial statements.

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

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and 149 “Amendment of Statement 133, on Derivative Instruments and Hedging Activities.”  During the year ended December 31, 2007, the Company recognized additional other comprehensive loss of $376 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2007, net of $(271) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(30) in minority interest participation. During the year ended December 31, 2006, the Company recognized additional other comprehensive loss of $2 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2006 net of $(163) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(0) in minority interest participation. During the year ended December 31, 2005, the Company recognized additional other comprehensive income of $9 to adjust the carrying amount of the interest rate swaps and caps to fair values at December 31, 2005, net of $11 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $1 in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company may be exposed to risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2007. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value

Swap – Cash Flow	$ 30,000	4.7025%	January 15, 2008	$ 9
Swap – Cash Flow	$ 35,000	5.2285%	August 15, 2008	$(223)
Swap – Cash Flow	$ 35,000	5.2285%	August 15, 2008	$(223)

The derivative instruments were reported at their fair value of $(437) and $(16) in accounts payable and accrued expenses at December 31, 2007 and December 31, 2006, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation).  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 was reclassified in 2007.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the twelve months ended December 31, 2007.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

10.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2027.  The minimum future base rentals under non-cancelable operating leases as of December 31, 2007 are as follows:

2008	$186,093
2009	162,225
2010	135,475
2011	108,396
2012	83,008
Thereafter	293,776
$968,973

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses. Minimum rents contain straight-line adjustments for rental revenue increases which aggregated $(1,405), $(733) and $1,445 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, no tenant collectively accounted for more than 10.0% of rental income. The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

11.	Investment in Joint Ventures - Unconsolidated

Investment in joint ventures, unconsolidated, as of December 31, 2007 consists of our investment in three separate venture arrangements.  The Company evaluated each of its three venture arrangements individually and determined that control was shared between the Company and its venture partner. Therefore, the ventures do not qualify as VIE’s.  The Company concluded that its venture arrangements would be accounted for under the equity method of accounting.  The descriptions of the three ventures are specified below.

o	ORC Venture

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

o	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of The Wolff Company (“Wolff”). The purpose of the venture is to build an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona (the “Scottsdale Development”). In 2006, the Company and Wolff each contributed $10.3 million.  In 2007, the Company invested an additional $4.5 million in the Scottsdale Venture with a $0.5 corresponding investment from Wolff. The Company will receive a preferred return of 12% on their $4.0 million investment to which there was no corresponding investment by Wolff. As of December 31, 2007, the Company has invested approximately $14.8 million in the Scottsdale Venture.

o	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed on September 6, 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $2,277, $1,866 and $632 for these services for the years ended December 31, 2007, 2006 and 2005, respectively.

The net income or loss for each entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Balance Sheet	December 31, 2007	December 31, 2006

Assets:
Investment properties at cost, net	$240,016	$230,242
Construction in progress	22,055	6,466
Intangible assets (1)	10,156	12,855
Other assets	28,775	28,595
Total assets	$301,002	$278,158

Liabilities and members’ equity:
Mortgage notes payable	$123,203	$122,099
Intangibles (2)	10,520	13,634
Other liabilities	11,847	4,827
	145,570	140,560
Members’ equity	155,432	137,598
Total liabilities and members’ equity	$301,002	$278,158

Operating Partnership’s share of members’ equity	$82,199	$70,793

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $390 and $566 for above-market acquired leases as of December 31, 2007 and December 31, 2006, respectively, and $10,910 and $14,200 for below-market acquired leases as of December 31, 2007 and December 31, 2006, respectively.

Members’ Equity to Company Investment in Unconsolidated Entities:

	December 31, 2007	December 31, 2006

Members’ equity	$82,199	$70,793
Advances and additional costs	917	(377)
Investment in and advances to unconsolidated entities	$83,116	$70,416

	For the Years Ended
Statements of Income	December 31, 2007	December 31, 2006

Total revenues	$35,030	$33,957
Operating expenses	16,241	15,552
Depreciation and amortization	9,940	8,901
Operating income	8,849	9,504
Other expenses, net	54	40
Interest expense, net	6,586	6,665
Net income	2,209	2,799
Preferred dividend	31	23
Net income available from the Company’s joint ventures	$2,178	$2,776

GPLP’s share of income from joint ventures	$1,133	$1,443

The Company received $51 in net income for the year ended December 31, 2005 representing its share of income for Puente for the period of December 29, 2005 through December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

12.	Investment in Joint Ventures - Consolidated

On October 5, 2007 an affiliate of the Company entered into an agreement with Vero Venture, LLC to form Vero Beach Fountain, LLC (the “VBF Venture”). The purpose of the VBF Venture is to build an approximately 440,000 square foot premium lifestyle center in Vero Beach, Florida. The Company has contributed $5.0 million in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require the Company to receive a preferred return and the right to receive 75% of the distributions until such time that the capital contributed by the Company is returned. The Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture. In accordance with FASB Interpretation No. 46R, the Company is the primary beneficiary of the VBF Venture and therefore the venture is consolidated in the Company’s consolidated financial statements.

13.	Related Party Transactions

Employment & Consulting Agreement of Herbert Glimcher

On January 20, 2005, Herbert Glimcher resigned as Chief Executive Officer of the Company and entered into an Employment and Consulting Agreement (the “Employment Agreement”) with GRT and GPLP.  He remained Chairman of the Board of Trustees (“Board”) of GRT until September 2007 at which time he became Chairman Emeritus.  Under the Employment Agreement, GRT employed Herbert Glimcher as Senior Advisor and as non-executive Chairman of the Board.  Mr. Glimcher’s term of employment under the Employment Agreement began on February 1, 2005 and concluded on May 31, 2007 (the “Term”).  Neither GRT nor GPC considered Herbert Glimcher to be an executive officer.

On July 25, 2007, Herbert Glimcher, GRT, and GPLP entered into an amendment of the Employment Agreement to principally: (a) permit the extension of the expiration date for certain stock options held by Herbert Glimcher at the time of the amendment from August 31, 2007 to May 31, 2010 and (b) permit GRT to reduce any post-employment payments that Herbert Glimcher is entitled to receive from GRT under the Employment Agreement by the amount of compensation expense incurred by GRT in connection with the aforementioned extension.  The Company recorded $121 in stock compensation expense and reduced Herbert Glimcher’s post-employment compensation expense by the same amount.

Herbert Glimcher received $46 for serving as the non-executive Chairman of the Board for GRT and GPC and $114 for serving as Senior Advisor to GRT (the “Salary”) for the period of January 1, 2007 through May 31, 2007.  Additionally, he will receive a total of $1,879 in cash during a period of two years following the termination of his employment under the Employment Agreement (the “Post-Employment Restricted Period”) from GRT. GRT recognized $2,000 in compensation expense during the first quarter of 2005 related to the Employment Agreement.  The Salary costs are reflected in the general and administrative expenses for the Company for the related period.

GRT reimbursed Herbert Glimcher for reasonable rent for office space located in Columbus, Ohio, the reasonable salary of one administrative assistant and provided a part-time driver.  The Company also maintains a life insurance policy covering the life of Herbert Glimcher.  For the years ended December 31, 2007 and 2006, the aggregate total of reimbursements paid by GRT under the Employment Agreement was $75 and $119, respectively.

Corporate Flight, Inc.

The Company paid Corporate Flight, Inc. (“CFI”), which is wholly owned by Herbert Glimcher, the following amounts for the use in connection with Company related matters, of an airplane owned by CFI.
For the Years Ended:	Corporate Flight, Inc.
December 31, 2007	$299
December 31, 2006	360
December 31, 2005	304
Total	$963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Archer-Meek-Weiler Insurance Agency

The Company has engaged Archer-Meek-Weiler, a company of which Alan R. Weiler, a Class II Trustee, was Chairman until October 2007, as its agent for the purpose of obtaining property, liability, directors and officers, and employment practices insurance coverage.  In connection with securing such insurance coverage, Archer-Meek-Weiler received net commissions and fees of $487, $343 and $284 for the years ended December 31, 2007, 2006 and 2005, respectively.  The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Alan R. Weiler’s children and the children of his brother, Robert J. Weiler until October 2007 when it was purchased by Sky Insurance, Inc.

Leasing Activity

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases four store locations in the Company’s Properties. Two leases were terminated during 2006.  Minimum Rents were $206, $227 and $266 for the years ended December 31, 2007, 2006 and 2005, respectively.

Consulting Agreement With Trustee

On February 22, 2007, Philip G. Barach, a former Class I Trustee, entered into a consulting agreement with GRT to provide consulting services to GRT. Mr. Barach was a Class I Trustee for GRT from 1994 until May 11, 2007.  The term of the consulting agreement began on May 11, 2007 and lasts for a period of one year during which time Mr. Barach will receive a consulting fee of $120.  The fee is payable as follows:  $60 upon commencement of the agreement and a rate of $5 per month during the twelve month period of the consulting agreement.  Additionally, under the consulting agreement, reasonable travel expenses incurred in rendering the consulting services are reimbursed.  Mr. Barach received $14 upon executing the agreement for travel expenses incurred as of the execution date.  During the year ended December 31, 2007, the Company paid $95 in consulting fees and $14 in travel and other reimbursement.

14.	Commitments and Contingencies

The Operating Partnership leases office space under an operating lease that had an initial term of four years commencing on July 2003 and will expire concurrently with the commencement of the term of a new office lease that has an initial term of approximately 10 years.  Future minimum rental payments as of December 31, 2007 are as follows:

Office Lease
2008	$308
2009	481
2010	481
2011	481
Thereafter	3,354
$5,105

Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2007, 2006 and 2005 were $391, $418 and $446, respectively.

At December 31, 2007, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of GRT or (b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2007 is $43,830 based upon a per unit value of $14.67 at December 31, 2007 (based upon a five-day average of the Common Stock price from December 21, 2007 to December 28, 2007).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds. The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May  2001 and terminating  on  the  date  of  the  final payment of the bonds.   Such PILOT payments are treated as real estate tax expense in the statements of operations.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments.  Through December 31, 2007, the Company has made $14,035 in payments under this agreement.

The Company has reserved $587 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

15.	Stock Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”). Shares issued for the years ended December 31, 2007 and 2006 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date. Shares issued for the year ended December 31, 2005 vest in one-third installments over a period of three (3) years commencing on the one-year anniversary of the grant date for the recipient’s award. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the years ended December 31, 2007, 2006 and 2005, 43,500, 58,322 and 56,666 shares of restricted Common Stock were granted, respectively. The related compensation expense recorded for the years ended December 31, 2007, 2006 and 2005 was $845, $560 and $314, respectively.

The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $2,021.

	Activity for the Years Ended December 31,
	2007		2006
	Restricted	Weighted Average	Restricted	Weighted Average
	Shares	Grant Date Fair Value	Shares	Grant Date Fair Value

Outstanding at beginning of year	84,445	$25.454	56,666	$24.407
Shares granted	43,500	$26.933	58,332	$26.100
Shares vested	(15,557)	$27.248	(17,219)	$24.375
Shares forfeited	-	$-	(13,334)	$25.227
Shares outstanding	112,388	$25.826	84,445	$25.454

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

The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 that is expected to be recognized over the Performance Period. The amount of compensation expense related to the Incentive Plan for the year ended December 31, 2007 is $555.

16.	Share Option Plans

GRT has established the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”). There are 638,199 options outstanding under the Incentive Plan of which all are exercisable; and 772,898 options outstanding under the 2004 Plan of which 383,276 are exercisable.

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $477, $348 and $350 for the year ended December 31, 2007, 2006 and 2005, respectively. The amount of compensation expense related to share options that we expect to recognize in future periods is $409.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

A summary of the status of the Company’s Plans at December 31, 2007, 2006 and 2005 and changes during the years ending on those dates are presented below:

		2007 Weighted- Average Exercise		2006 Weighted- Average Exercise		2005 Weighted- Average Exercise
	Options	Price	Options	Price	Options	Price
Option Plans:
Outstanding at beginning of year	2,132,132	$21.522	1,953,098	$20.886	2,128,571	$19.617
Granted	162,750	$27.091	337,250	$25.233	339,750	$25.510
Exercised	(841,032)	$18.204	(87,298)	$18.672	(386,384)	$16.914
Forfeited	(42,753)	$25.753	(70,918)	$25.182	(128,839)	$24.030
Outstanding at end of year	1,411,097	$24.013	2,132,132	$21.522	1,953,098	$20.886

Exercisable at end of year	1,021,475	$23.285	1,541,670	$20.057	1,286,554	$19.020

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes and ranged between $1.03 and $3.12. The options were priced with the following assumptions: weighted average risk free interest rates used in 2007, 2006 and 2005 ranged between 4.2% and 5.0%, expected average lives of five years, annual dividend rates of $1.9232 and weighted average volatility between 12.3% and 23.4%

The following table summarizes information regarding the options outstanding at December 31, 2007 under the Company’s Plans.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2007	Weighted-Average Exercise Price
$20.500	50,000	0.4	$20.500	50,000	$20.500
$15.000	2,000	1.2	$15.000	2,000	$15.000
$12.280 – $27.280	164,101	2.4	$24.799	158,101	$24.741
$14.750	31,149	3.2	$14.750	31,149	$14.750
$17.610	63,670	4.2	$17.610	63,670	$17.610
$18.930 – $22.360	160,091	5.2	$19.066	160,091	$19.066
$19.560 – $26.690	270,751	6.3	$25.427	270,751	$25.427
$24.740 – $25.670	238,668	7.2	$25.567	163,828	$25.570
$25.220 – $25.650	281,917	8.4	$25.235	103,885	$25.234
$21.450 – $27.280	148,750	9.2	$27.073	18,000	$27.280
	1,411,097	6.2	$24.013	1,021,475	$23.285

All options granted under the Plans, except those number of options noted as exceptions, are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  The number of options that are exercisable immediately are 18,000 shares granted under the 2004 Plan in 2007, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2007, 2006 and 2005.

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Aggregate intrinsic value of options exercised	$6,179	$697	$3,255
Aggregate fair value of options vested	$406	$336	$324

17.	Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25.0% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.  Participants’ salary deferrals up to a maximum of 4.0% of qualified compensation were matched at 50.0% for the year ended December 31, 2005.   For the year ended December 31, 2006 participant’s salary deferrals of up to a maximum of 6% of qualified compensation were matched at 50.0%. For the year ended December 31, 2007 participants’ salary deferrals of qualified compensation were matched as follows: the first 3 % of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%. The Company contributed $744, $417 and $373 to the plan in 2007, 2006 and 2005, respectively.

18.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2007, 2,100,000 Shares were authorized of which 286,194 Shares have been issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

19.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2007			2006			2005
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income from continuing operations	$14,649			$33,615			$33,010
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Add: Minority interest adjustments (1)	1,764			(8,470)			(1,110)
(Loss) income from continuing operations	$(1,024)	37,232	$(0.03)	$7,708	36,611	$0.21	$14,463	36,036	$0.40
Discontinued operations	$23,708			$(110,780)			$(12,160)
Less: Minority interest adjustment (1)	(1,764)			8,470			1,110
Discontinued operations	$21,944	37,232	$0.59	$(102,310)	36,611	$(2.79)	$(11,050)	36,036	$(0.31)
Net income (loss) available to common shareholders	$20,920	37,232	$0.56	$(94,602)	36,611	$(2.58)	$3,413	36,036	$0.09
Diluted EPS
Income from continuing operations	$14,649	37,232		$33,615	36,611		$33,010	36,036
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Add: Minority interest	1,635			(7,733)			252
Operating Partnership Units		2,996			3,035			3,333
Options		-			361			449
Restricted shares		-			82			38
(Loss) income from continuing operations	$(1,153)	40,228	$(0.03)	$8,445	40,089	$0.21	$15,825	39,856	$0.40
Discontinued operations	$23,708	40,228	$0.59	$(110,780)	40,089	$(2.76)	$(12,160)	39,856	$(0.31)
Income (loss) available to common shareholders before minority interest	$22,555	40,228	$0.56	$(102,335)	40,089	$(2.55)	$3,665	39,856	$0.09

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive for 2006 and 2005.  The number of such options was 329,000 and 599,000 for the years ended December 31, 2006 and 2005, respectively.  All common stock equivalents have been excluded in 2007.

20.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 5.58% to 7.85% per annum at December 31, 2007 and December 31, 2006, respectively), the fair value of GRT’s mortgage notes payable is estimated at $1,246,972 and $1,282,023 at December 31, 2007 and 2006, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

21.	Acquisitions

The Company accounts for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.”  The Company has finalized the allocation of the purchase price for properties acquired through December 31, 2007 and no material adjustments have been made to the original allocations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

On October 9, 2007 the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

On January 17, 2006, GPLP acquired Tulsa from an independent third party.  The purchase price was $58,300 and the Company did not assume any debt in connection with the purchase.  On March 14, 2006, GPLP transferred all of its ownership interest in Tulsa to the ORC Venture for total consideration of $58,300 (which included the ORC Venture’s assumption of a $35,000 mortgage loan).

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Ohio, Polaris, Polaris Towne Center and Merritt Square Mall, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.7 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Amortization of the in place lease value is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.0 years. Net amortization for all of the acquired intangibles is an increase to net income in the amount of $271, $656 and $415 for the years ended December 31, 2007, 2006 and 2005, respectively. The net book value of the above-market leases is $5,531 and $4,689 as of December 31, 2007 and 2006, respectively and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the below-market leases is $15,407 and $12,091 as of December 31, 2007 and 2006, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the tenant relationships is $2,840 and $3,169 as of December 31, 2007 and 2006, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet. The net book value of in place leases at December 31, 2007 is $4,625 and is included in the developments, improvements and equipment on the Consolidated Balance Sheet.
Net amortization of intangibles as a (decrease) increase to net income will be as follows:

For the year ending December 31, 2008	$(128)
For the year ending December 31, 2009	492
For the year ending December 31, 2010	646
For the year ending December 31, 2011	487
For the year ending December 31, 2012	313
$1,810

22.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and classified as held-for-sale as of year-end 2007 are reflected in discontinued operations for all periods reported in the consolidated statements of income.  The table below summarizes key financial results for these operations:

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$35,564	$61,621	$64,748
Operating expenses	(24,352)	(37,524)	(45,134)
Operating income	11,212	24,097	19,614
Interest expense, net	(7,389)	(15,319)	(17,000)
Costs associated with debt defeasance	-	(9,357)	-
Net income (loss) from operations	3,823	(579)	2,614
Gain on sale of assets	47,349	1,717	1,619
Impairment losses on real estate	(27,464)	(111,918)	(16,393)
Net income (loss) from discontinued operations	$23,708	$(110,780)	$(12,160)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The impairment losses recorded in 2007 primarily relate to two of our held-for-sale Mall assets. Great Mall had an impairment charge of $21,064 and Eastland Mall in Charlotte, North Carolina (“Eastland”) had a $3,657 impairment. The additional impairment charge involving Great Mall primarily related to the Company’s year end 2007 decision to sell the property and was recorded based upon the anticipated sales price for the property. The impairment charge for Eastland is due to the probable change in the Company’s disposition plans for this Mall.  The Company has been marketing this asset with an expected sales price equating to the amount of the existing mortgage loan.  In the fourth quarter of 2007 additional impairment charges were recorded to reduce the carrying value of the asset to equate to the anticipated net consideration to be received if the Company would forfeit its rights to the Property.

The impairment losses recorded in 2006 primarily relate to three of our held-for-sale Mall assets.  Montgomery Mall had impairment charges of $56,994, Great Mall had impairment charges of $46,688 and Eastland of approximately $6,778.  The impairment losses recorded in 2005 relate to the Company’s decision to sell all but four of its remaining Community Center Properties.

23.	Subsequent Events

On February 11, 2008, the Company used borrowings from its Credit Facility to pay off the $8,624 mortgage associated with  Knox Village Square.

24.	Interim Financial Information (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2007	Quarter	Quarter	Quarter	Quarter
Total revenues	$72,699	$71,430	$73,455	$84,582
Total revenues as previously reported	$75,171	$73,132	$75,273	$84,582
Operating income	$25,008	$21,493	$26,826	$32,029
Operating income as previously reported	$24,994	$21,151	$26,368	$32,029
Net income (loss)	$5,467	$(918)	$50,752	$(16,944)
Net income (loss) available to common shareholders	$1,108	$(5,277)	$46,392	$(21,303)
Earnings (loss) per share (diluted)	$0.03	$(0.14)	$1.23	$(0.56)

	First	Second	Third	Fourth
Year Ended December 31, 2006	Quarter	Quarter	Quarter	Quarter
Total revenues	$73,080	$70,498	$71,418	$77,555
Total revenues as previously reported	$75,448	$72,899	$74,149	$86,075
Operating income	$25,590	$24,660	$24,759	$31,142
Operating income as previously reported	$25,501	$24,867	$25,225	$(12,044)
Net income (loss)	$8,343	$(38,686)	$6,070	$(52,892)
Net income (loss) available to common shareholders	$3,984	$(43,045)	$1,710	$(57,251)
Earnings (loss) per share (diluted)	$0.11	$(1.17)	$0.05	$(1.54)

Total revenues and operating income for 2007 and 2006 are restated to reflect SFAS 144.  Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations.  It also reflects the income and loss from discontinued operations.  The differences between revenues and revenues previously reported in interim financial statements in 2007 and 2006 relate to changes in property classification from continuing to discontinued operations.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2007
(dollars in thousands)

				Costs Capitalized
				Subsequent							Life Upon
				to	Gross Amounts at Which						Which
		Initial Cost		Acquisition	Carried at Close of Period						Depreciation
											in Latest
									Date		Statement
			Buildings and	Improvements		Buildings and			Construction		of
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

MALL PROPERTIES

Ashland Town Center
Ashland, KY	$24,273	$3,866	$21,454	$3,616	$3,885	$25,051	$28,936	$13,642	1989		[e	]
Colonial Park Mall
Harrisburg, PA	$-	9,765	43,770	2,095	9,704	45,926	55,630	15,666		2003	[e	]
The Dayton Mall
Dayton, OH	$54,983	9,068	90,676	34,736	8,710	125,770	134,480	30,318		2002	[e	]
Eastland Mall
Columbus, OH	$43,000	12,570	17,794	29,915	12,555	47,724	60,279	8,161		2003	[e	]
Grand Central Mall
Parkersburg, WV	$47,001	3,961	41,135	42,963	4,015	84,044	88,059	29,244		1993	[e	]
Indian Mound Mall
Newark, OH	$-	892	19,497	12,937	773	32,553	33,326	18,572	1986		[e	]
Jersey Gardens Mall
Elizabeth, NJ	$156,082	32,498	206,478	23,113	33,480	228,609	262,089	71,065	2000		[e	]
Lloyd Center Mall
Portland, OR	$131,069	47,737	115,219	31,910	38,566	156,300	194,866	40,084		1998	[e	]
The Mall at Fairfield Commons
Beavercreek, OH	$107,499	5,438	102,914	20,874	6,949	122,277	129,226	46,777	1993		[e	]
The Mall at Johnson City
Johnson City, TN	$38,323	4,462	39,439	15,987	4,405	55,483	59,888	13,813		2000	[e	]
Merritt Square Mall
Merritt Island, FL	$57,000	14,460	70,810	-	14,460	70,810	85,270	1,483		2007	[e	]
Morgantown Mall
Morgantown, WV	(f)	1,273	40,484	6,079	1,556	46,280	47,836	20,616	1990		[e	]
New Towne Mall
New Philadelphia, OH	$-	1,190	23,475	9,422	1,153	32,934	34,087	15,803	1988		[e	]
Northtown Mall
Blaine, MN	$-	13,264	40,988	12,757	14,944	52,065	67,009	16,711		1998	[e	]
Polaris Fashion Place
Columbus, OH	$139,692	36,687	167,251	5,606	38,780	170,764	209,544	35,116		2004	[e	]
River Valley Mall
Lancaster, OH	$50,000	875	26,910	18,794	1,001	45,578	46,579	23,730	1987		[e	]
Supermall of Great NW
Auburn, WA	$58,624	1,058	104,612	2,075	7,187	100,558	107,745	37,574		2002	[e	]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	8,612	3,298	32,030	35,328	14,236		1998	[e	]
WestShore Plaza
Tampa, FL	$93,624	15,653	145,158	9,560	15,653	154,718	170,371	25,293		2003	[e	]

				Costs Capitalized
				Subsequent							Life Upon
				to	Gross Amounts at Which						Which
		Initial Cost		Acquisition	Carried at Close of Period						Depreciation
											in Latest
									Date		Statement
			Buildings and	Improvements		Buildings and			Construction		of
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

COMMUNITY CENTERS

Morgantown Commons
Morgantown, WV	(f)	$175	$7,549	$13,101	$-	$20,825	$20,825	$7,135	1991		[e ]
Polaris Towne Center
Columbus, OH	$39,969	19,082	38,950	495	19,082	39,445	58,527	8,854		2004	[e ]

CORPORATE ASSETS

Glimcher Properties Limited
Partnership	$-	-	1,780	11,189	-	12,969	12,969	6,285			[e ]
Lloyd Ice Rink
OEC	$-	-	-	178	-	178	178	54			[e ]
University Mall Theater
OEC	$-	-	-	600	-	600	600	478			[e ]

		$237,211	$1,389,822	$316,614	$240,156	$1,703,491	$1,943,647	$500,710

DEVELOPMENTS IN PROGRESS

Georgesville Square
Columbus, OH	$-	$-	$-	$744	$296	$448	$744
Ashland Town Center
Ashland, KY	$-	-	-	6,228	-	6,228	6,228
City Park
Cincinnati, OH	$-	-	-	12,017	-	12,017	12,017
Jersey Gardens Center
Elizabeth , NJ	$-	1,937	4,561	4,697	1,225	9,970	11,195
Johnson City Redevelopment
Johnson City, TN	$-	-	-	8,789	3,925	4,864	8,789
Lloyd Center Mall
Portland, OR	$-	-	-	15,329	-	15,329	15,329
Northtown Mall
Blaine, MN	$-	-	-	12,417	-	12,417	12,417
Polaris Lifestyle
Columbus, OH	$-	-	-	12,554	4,660	7,894	12,554
Eastland Mall, Columbus
Columbus, OH	$-			3,799	3,272	527	3,799
Vero Beach Fountains
Vero Beach, FL	$-	-	-	5,095	-	5,095	5,095

Other Developments	$-	-	-	7,887	-	7,887	7,887

		$1,937	$4,561	$89,556	$13,378	$82,676	$96,054

				Costs Capitalized
				Subsequent							Life Upon
				to	Gross Amounts at Which						Which
		Initial Cost		Acquisition	Carried at Close of Period						Depreciation
											in Latest
									Date		Statement
			Buildings and	Improvements		Buildings and			Construction		of
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

ASSETS HELD FOR SALE (g)

Knox Village Square
Mount Vernon, OH	$8,634	$865	$8,479	$784	$868	$9,260	$10,128	$3,477	1992		[e ]
Ohio River Plaza
Gallipolis, OH	$-	502	6,373	(503)	351	6,021	6,372	3,004	1989		[e ]
The Great Mall of the Great Plains
Olathe, KS	$30,000	15,646	101,790	(59,729)	12,321	45,386	57,707	38,724	1999		[e ]
Eastland Mall
Charlotte, NC	$42,907	5,357	47,860	(9,428)	5,315	38,474	43,789	5,143		2003	[e ]

		22,370	164,502	5,331	18,855	99,141	117,996	50,348

Total		$261,518	$1,558,885	$411,501	$272,389	$1,885,308	$2,157,697	$551,058

Note: The total for building and improvements for the assets held for sale does not include deferred expenses of $1,023 that appear on the Balance Sheet

GLIMCHER REALTY TRUST

NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2007.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2007.

(d)	See description of debt in Note 5 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures-five to 10 years.

(f)	Properties cross-collateralize the following loan: Morgantown Mall Associates Limited Partnership $ 51,503

(g)
Properties were held for sale at December 31, 2007.  The total for building and improvements for the assets held-for-sale excludes the deferred costs of $1,023 that appear on the consolidated balance sheet.

Reconciliation of Real Estate

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$1,976,887	$2,211,614	$2,250,640
Additions:
Improvements	101,814	79,512	109,159
Acquisitions	90,365	61,276	-
Deductions	(129,365)	(375,515)	(148,185)
Balance at close of year	$2,039,701	$1,976,887	$2,211,614

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2007	2006	2005
Balance at beginning of year	$483,115	$470,397	$435,821
Depreciation expense and other	71,559	70,281	72,472
Deductions	(53,964)	(57,563)	(37,896)
Balance at close of year	$500,710	$483,115	$470,397