Form 10-Q
period 2008-03-31
GLIMCHER REALTY TRUST
filed 2008-04-25
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To ______

Commission file number 001-12482

GLIMCHER REALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	31-1390518
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

180 East Broad Street	43215
Columbus, Ohio	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (614) 621-9000

150 East Gay Street, Columbus, Ohio 43215
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]  No [X]

As of April 24, 2008, there were 37,788,797 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 32 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	March 31, 2008	December 31, 2007
Investment in real estate:
Land	$241,108	$240,156
Buildings, improvements and equipment	1,710,134	1,703,491
Developments in progress	103,603	96,054
	2,054,845	2,039,701
Less accumulated depreciation	517,070	500,710
Property and equipment, net	1,537,775	1,538,991
Deferred costs, net	18,718	19,225
Real estate assets held-for-sale	70,246	68,671
Investment in and advances to unconsolidated real estate entities	91,233	83,116
Investment in real estate, net	1,717,972	1,710,003

Cash and cash equivalents	15,175	22,147
Non-real estate assets associated with discontinued operations	3,735	5,002
Restricted cash	12,725	14,217
Tenant accounts receivable, net	36,755	39,475
Deferred expenses, net	7,016	5,915
Prepaid and other assets	36,444	34,188
Total assets	$1,829,822	$1,830,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,166,493	$1,170,669
Mortgage notes payable associated with discontinued operations	72,680	81,541
Notes payable	338,000	300,000
Other liabilities associated with discontinued operations	1,812	2,763
Accounts payable and accrued expenses	58,552	62,969
Distributions payable	17,406	23,915
Total liabilities	1,654,943	1,641,857

Minority interest in operating partnership	-	-

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,784,419 and 37,687,039 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	378	377
Additional paid-in capital	563,311	563,460
Distributions in excess of accumulated earnings	(597,728)	(584,343)
Accumulated other comprehensive loss	(1,082)	(404)
Total shareholders’ equity	174,879	189,090
Total liabilities and shareholders’ equity	$1,829,822	$1,830,947

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Minimum rents	$48,018	$45,461
Percentage rents	1,231	1,433
Tenant reimbursements	23,294	21,874
Other	5,576	3,931
Total revenues	78,119	72,699

Expenses:
Property operating expenses	16,652	15,811
Real estate taxes	9,005	8,040
	25,657	23,851
Provision for doubtful accounts	1,103	842
Other operating expenses	2,390	1,547
Depreciation and amortization	19,554	16,860
General and administrative	4,154	4,591
Total expenses	52,858	47,691

Operating income	25,261	25,008

Interest income	192	128
Interest expense	20,853	22,332
Equity in income of unconsolidated entities, net	203	117
Income before minority interest in operating partnership, discontinued operations, loss on sales of properties	4,803	2,921
Minority interest in operating partnership	-	83
Income from continuing operations	4,803	2,838
Discontinued operations:
Loss on sale of properties, net	-	(362)
(Loss) income from operations	(705)	2,991
Net income	4,098	5,467
Less: Preferred stock distributions	4,359	4,359
Net (loss) income available to common shareholders	$(261)	$1,108

Earnings Per Common Share (“EPS”):
Basic:
Continuing operations	$0.01	$(0.04)
Discontinued operations	$(0.02)	$0.07
Net (loss) income available to common shareholders	$(0.01)	$0.03

Diluted:
Continuing operations	$0.01	$(0.04)
Discontinued operations	$(0.02)	$0.07
Net (loss) income available to common shareholders	$(0.01)	$0.03

Weighted average common shares outstanding	37,580	36,803
Weighted average common shares and common share equivalent outstanding	40,701	39,799

Cash distributions declared per common share of beneficial interest	$0.3200	$0.4808

Net income	$4,098	$5,467
Other comprehensive loss on derivative instruments, net	(678)	(107)
Comprehensive income	$3,420	$5,360

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,098	$5,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,320	1,376
Depreciation and amortization	19,554	17,654
Loan fee amortization	469	539
Equity in income of unconsolidated entities, net	(203)	(117)
Capitalized development costs charged to expense	326	14
Minority interest in operating partnership	-	83
Return of minority interest share of earnings	-	(83)
Loss on sales of properties – discontinued operations	-	362
Operating advance to joint venture	-	(699)
Gain on sales of outparcels	(741)	-
Stock option related (income) expense	(245)	368
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	836	1,918
Prepaid and other assets	(2,228)	(3,154)
Accounts payables and accrued expenses	(12,093)	(5,126)

Net cash provided by operating activities	12,093	18,602

Cash flows from investing activities:
Additions to investment in real estate	(14,504)	(19,793)
Investment in unconsolidated entities	(7,914)	(2,715)
Proceeds from sale of outparcels	1,060	-
Proceeds from sale of assets	-	90
Withdrawals from restricted cash	2,199	1,789
Additions to deferred expenses	(956)	(2,719)

Net cash used in investing activities	(20,115)	(23,348)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	38,000	47,000
Additions to deferred financing costs	(17)	(9)
Principal payments on mortgage and other notes payable	(13,038)	(29,702)
Dividend reinvestment and share purchase plan	97	5,914
Cash distributions	(23,992)	(23,398)

Net cash provided by (used in) financing activities	1,050	(195)

Net change in cash and cash equivalents	(6,972)	(4,941)

Cash and cash equivalents, at beginning of period	22,147	11,751

Cash and cash equivalents, at end of period	$15,175	$6,810

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At March 31, 2008, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of March 31, 2008, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheet, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2007.

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

Investment in Real Estate – Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets.  The portfolio holdings have increased as a result of both acquisitions and the development of Properties and have been reduced by selected sales of assets.  The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets.  The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired.  The Company also estimates the fair value of intangibles related to its acquisitions.  The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant’s industry, location within the Property, and competition in the specific market in which the Property operates. Differences in the amount attributed to the fair value estimate for intangible assets can be significant based upon the assumptions made in calculating these estimates.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular Property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as current and historical rental rates, occupancies for the respective Properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Management evaluates the fair value less cost to sell each quarter and records impairment charges when required. An asset is generally classified as held-for-sale once management commits to a plan to sell the particular Property and has initiated an active program to market the asset for sale.  The results of operations of these real estate properties are reflected as discontinued operations in all periods reported.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions, and similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand.  Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.  The value assigned to this intangible asset is amortized over the remaining lease term plus an assumed renewal period that is reasonably assured.

The aggregate value of other acquired intangible assets include tenant relationships.  Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions, and an approximate time lapse in rental income while a new tenant is located.  The value assigned to this intangible asset is amortized over the average life of the relationship.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Stock-Based Compensation

The Company expenses the fair value of stock awards in accordance with the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123, “Accounting for Stock-Based Compensation.” The pronouncement requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost of the stock award is expensed over the requisite service period (usually the vesting period).

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At March 31, 2008 and December 31, 2007, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

  Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $5,505 and $5,704 as of March 31, 2008 and December 31, 2007, respectively.

Share distributions of $12,091 and $18,120 and Operating Partnership distributions of $956 and $1,436 were declared, but not paid as of March 31, 2008 and December 31, 2007, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of March 31, 2008 and December 31, 2007.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of March 31, 2008 and December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value (“FV”), even if FV measurement is not required under GAAP. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 with no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” While this standard does not establish any new requirements for reporting assets or liabilities at fair value, it does clarify the definition of “fair value” when used in FASB pronouncements. This standard is effective no later than for fiscal years beginning after November 15, 2007. The Company has adopted SFAS No. 157 and it did not have a material impact to the Company’s financial position or results of operations.

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

In February, 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2008 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. As of  March 31, 2008, the Company has classified two Malls (Eastland Mall, (North Carolina) and The Great Mall of the Great Plains) and two Community Centers (Ohio River Plaza and Knox Village Square) as held-for-sale. The financial results are reported as discontinued operations in the Consolidated Statements of Operations and the net book value of the assets are reflected as held-for-sale on the Consolidated Balance Sheet.  The table below provides information on the held-for-sale assets.

	March 31, 2008	December 31, 2007
Number of Properties held-for-sale	4	4
Real estate assets held-for-sale	$70,246	$68,671
Mortgage notes payable associated with Properties held-for-sale	$72,680	$81,541

4.	Investment in Unconsolidated Entities

Investment in unconsolidated real estate entities as of March 31, 2008 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually and determined that control was shared between the Company and its respective venture partner in each of the Ventures. Therefore, the Ventures do not qualify as VIE’s.  The Company concluded that the Ventures would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	ORC Venture

Consists of a 52% interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The ORC Venture acquired the Company’s two joint venture Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”). The ORC Venture acquired Puente from an independent third party in December 2005 and acquired Tulsa from GPLP in March 2006.

•	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”). The purpose of the venture is to build an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona (the “Scottsdale Development”). TThe Company and Wolff each have contributed an initial investment of $10.7 million21,500 to the Scottsdale Venture of which $10,750 was contributed by Wolff and $10,750 was contributed by the Company.  During the three months ended March 31, 2008, the Company made an additional $7,950 preferred investment in the Scottsdale Venture with no corresponding investment by Wolff.The Company has invested an additional $11.5 million in the Scottsdale Venture. This was in addition to the $4,000 preferred investment the Company made during 2007.  The Company will receive an average weighted preferred return of approximately 14 12% on its this $11.5 million$11,950 cumulative preferred investment to which there was no corresponding investment by Wolffin the Scottsdale Venture. As of March 31, 2008, the Company has invested approximately $22,700 in the Scottsdale Venture.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that is to be developed. The Surprise Venture will develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $789 and $423 for these services for the three months ended March 31, 2008 and 2007, respectively.

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements. The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheet	March 31, 2008	December 31, 2007
Assets:
Investment properties at cost, net	$238,912	$240,016
Construction in progress	41,630	22,055
Intangible assets (1)	9,803	10,156
Other assets	23,050	28,775
Total assets	$313,395	$301,002
Liabilities and members’ equity:
Mortgage notes payable	$123,301	$123,203
Intangibles (2)	9,970	10,520
Other liabilities	16,772	11,847
	150,043	145,570
Members’ equity	163,352	155,432
Total liabilities and members equity	$313,395	$301,002

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $360 and $390 for above-market acquired leases as of March 31, 2008 and December 31, 2007, respectively, and $10,330 and $10,910 for below-market acquired leases as of March 31, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Members’ Equity to Company Investment in Unconsolidated Entities:

	March 31, 2008	December 31, 2007

Members’ equity	$90,176	$82,199
Advances and additional costs	1,057	917
Investments and advances to unconsolidated entities	$91,233	$83,116

	For the Three Months Ended
Statements of Income	March 31, 2008	March 31, 2007

Total revenues	$8,353	$8,137
Operating expenses	4,133	3,928
Depreciation and amortization	2,089	2,291
Operating income	2,131	1,918
Other expenses, net	3	3
Interest expense, net	1,731	1,683
Net income	397	232
Preferred dividend	8	8
Net income available from the Company’s joint ventures	$389	$224

GPLP’s share of income from joint ventures	$203	$117

5.	Investment in Joint Ventures – Consolidated

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”). The purpose of the VBF Venture is to build an approximately 440,000 square foot premium lifestyle center in Vero Beach, Florida. The Company has contributed $5,000 in cash for a 50% interest in the VBF Venture. The economics of the VBF Venture require the Company to receive a preferred return and the right to receive 75% of the distributions from the VBF Venture until such time that the capital contributed by the Company is returned. The Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture. In accordance with FASB Interpretation No. 46R, the Company is the primary beneficiary of the VBF Venture and therefore the venture is consolidated in the Company’s consolidated financial statements.

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	March 31, 2008	December 31, 2007

Billed receivables	$13,714	$17,453
Straight-line receivables	20,185	20,509
Unbilled receivables	10,555	8,638
Less: allowance for doubtful accounts	(7,699)	(7,125)
Net accounts receivable	$36,755	$39,475

Accounts Receivable – Assets Held-For-Sale (1)	March 31, 2008	December 31, 2007

Billed receivables	$2,547	$2,300
Straight-line receivables	418	329
Unbilled receivables	234	1,032
Less: allowance for doubtful accounts	(1,359)	(1,386)
Net accounts receivable	$1,840	$2,275
(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of March 31, 2008 and December 31, 2007 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2008	2007	2008	2007
Fixed Rate:
Morgantown Mall Associates, LP	$51,246	$51,503	6.89%	6.89%	(m)	(a)	$50,823	(g)
Grand Central, LP	46,786	47,001	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,198	38,323	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,833	39,969	8.20%	8.20%	(m)	(a)	$38,543	(h)
Glimcher Ashland Venture, LLC	24,132	24,273	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	54,742	54,983	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	93,200	93,624	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	139,058	139,692	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	130,499	131,069	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	155,379	156,082	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	107,047	107,499	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	58,387	58,624	7.54%	7.54%	(m)	(a)	$49,969	(k)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(d)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(e)	$38,057	December 11, 2016
Tax Exempt Bonds (p)	19,000	19,000	6.00%	6.00%		(f)	$19,000	November 1, 2028
	1,167,507	1,171,642

Other:
Fair value adjustments	(1,014)	(973)

Mortgage Notes Payable:	$1,166,493	$1,170,669

Properties Held-for-Sale
Mount Vernon Venture, LLC (n) (q)	$-	$8,634		7.41%
Charlotte Eastland Mall, LLC (n) (o)	42,680	42,907	7.84%	7.84%	(m)	(a)	$42,302	(g)
GM Olathe, LLC (n) (o)	30,000	30,000	4.30%	6.35%	(l)	(b)	$30,000	January 12, 2009

Mortgage Notes Payable Associated with Properties Held-for-Sale	$72,680	$81,541

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(e)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(f)	The loan requires semi-annual payments of interest.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 4.30% and 6.35% at March 31, 2008 and December 31, 2007, respectively.
(m)	Interest rate escalates after optional prepayment date.
(n)	Mortgage note payable associated with Property held-for-sale as of December 31, 2007.
(o)	Mortgage note payable associated with Property held-for-sale as of March 31, 2008.
(p)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the property, the loan is fully guaranteed by Glimcher Realty Trust.

(q)	This loan was paid off in February 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,386,666 and $1,399,832 at March 31, 2008 and December 31, 2007 respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at March 31, 2008.   Additionally, one of the loans contains cross-default provisions and is cross-collateralized with mortgages on the two Properties owned by Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $30,000 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of March 31, 2008.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility. The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants as of March 31, 2008.

At March 31, 2008, the outstanding balance on the Credit Facility was $338,000.  Additionally, $21,176 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2008, the unused balance of the Credit Facility available to the Company was $110,824 and the interest rate was 3.75%.

At December 31, 2007, the outstanding balance on the Credit Facility was $300,000.  Additionally, $21,176 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2007, the unused balance of the Credit Facility available to the Company was $148,824 and the interest rate was 5.65%.

9.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  During the three months ended March 31, 2008, the Company recognized additional other comprehensive loss of $678 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2008, net of $229 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(54) in minority interest participation. During the three months ended March 31, 2007, the Company recognized additional other comprehensive loss of $107 to adjust the carrying amount of the interest rate swaps and caps to fair values at March 31, 2007, net of $(76) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $(9) in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The Company may be exposed to the risk associated with variability of interest rates that might impact the cash flows and the results of operations of the Company.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of March 31, 2008. The notional values provide an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(405)
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(405)
Swap – Cash Flow	$30,000	2.6500%	January 12, 2009	$(100)
Swap – Cash Flow	$70,000	2.5225%	February 16, 2010	$(314)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $(1,224) and $(437) in accounts payable and accrued expenses at March 31, 2008 and December 31, 2007, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation).  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which $0 is expected to be reclassified during the remainder of 2008.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the three months ended March 31, 2008.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.   Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

10.	Stock Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”). Shares issued primarily vest in one-third installments over a period of five years beginning on the third anniversary of the grant date. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the three months ended March 31, 2008 and 2007, 90,333 and 40,300 shares of restricted Common Stock were granted, respectively. The related compensation expense recorded for the three months ended March 31, 2008 and 2007 was $239 and $183, respectively. The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods is $2,770 and $2,612 as of March 31, 2008 and 2007, respectively.

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”). At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers. The total number of performance shares allocated to all participants was 104,300.

The compensation costs recorded relating to the Incentive Plan were calculated in accordance with SFAS No. 123(R).  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period (defined below).  The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period.

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

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the current terms of the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was previously recorded before the dividend change was reversed during the first quarter of 2008. The amount of compensation expense related to the Incentive Plan for the three months ended March 31, 2007 was $53.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $70 and $132 for the three months ended March 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Commitments and Contingencies

At March 31, 2008, there were approximately 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2008 is $36,181 based upon a per unit value of $12.11 at March 31, 2008 (based upon a five-day average of the Common Stock price from March 24, 2008 to March 28, 2008).

12.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Income from continuing operations	$4,803			$2,838
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	-			197
Income (loss) from continuing operations	$444	37,580	$0.01	$(1,324)	36,803	$(0.04)

(Loss) income from discontinued operations	$(705)			$2,629
Minority interest adjustments (1)	-			(197)
(Loss) income from discontinued operations	$(705)	37,580	$(0.02)	$2,432	36,803	$0.07

Net (loss) income available to common shareholders	$(261)	37,580	$(0.01)	$1,108	36,803	$0.03

Diluted EPS:
Income from continuing operations	$4,803	37,580		$2,838	36,803
Less: Preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	-			83
Operating Partnership Units		2,988			2,996
Options		3			-
Restricted Common Shares		130			-
Income (loss) from continuing operations	$444	40,701	$0.01	$(1,438)	39,799	$(0.04)

(Loss) income from discontinued operations	$(705)	40,701	$(0.02)	$2,629	39,799	$0.07

Net (loss) income available to common shareholders before minority interest	$(261)	40,701	$(0.01)	$1,191	39,799	$0.03

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive. The number of such options was 1,395,000 and 0 as of March 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of March 31, 2008 are reflected in discontinued operations for all periods reported in the consolidated statements of income.  The table below summarizes key financial results for these operations:

	For the Three Months Ended March 31,
	2008	2007
Revenues	$3,553	$12,855
Operating expenses	(2,959)	(7,571)
Operating income	594	5,284
Interest expense, net	(1,299)	(2,293)
Net (loss) income from operations	(705)	2,991
Loss on sale of assets	-	(362)
(Loss) income from discontinued operations	$(705)	$2,629

14.	Acquisitions

On October 9, 2007, the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The Company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.6 years. Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.4 years. Net amortization for all of the acquired intangibles is a (decrease)/increase to net income in the amount of $(179) and $217 for the three months ended March 31, 2008 and 2007, respectively. The net book value of the above-market leases is $5,274 and $5,531 as of March 31, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the below-market leases is $14,678 and $15,407 as of March 31, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the tenant relationships is $2,757 and $2,840 as of March 31, 2008 and December 31, 2007, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet. The net book value of in place leases was $4,183 and $4,625 at March 31, 2008 and December 31, 2007, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheet.

15.	Subsequent Events

On April 23, 2008, the Company entered into a loan agreement to borrow $42,250 (the “Colonial Park Loan”). The Colonial Park Loan had an initial floating interest rate of LIBOR plus 1.65% per annum, which was fixed via an interest rate swap at an all-in rate of 4.97% per annum for the first two years of the term. The loan has a maturity date of April 23, 2011.  The Colonial Park Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date.  The Company used the proceeds of the loan to pay down its line of credit borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases as compared to expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the failure to upgrade our tenant mix, restrictions in current financing arrangements, the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges with respect to Properties for which there has been a prior impairment charge as well as impairment charges with respect to other Properties, loss of key personnel, material changes in the Company’s dividend rates on its securities or the ability to pay its dividend on its common stock or other securities, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein), failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, failure of joint venture relationships, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of March 31, 2008, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (2 of which are partially owned through a joint venture) and 4 Community Centers. The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 94.7% was occupied at March 31, 2008.

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

•	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Acquire strategically located malls;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal, and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low cost.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2007.

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

FFO is defined by the National Association of Real Estate Investment Trusts or NAREIT as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable assets, plus real estate related depreciation and amortization and after adjustments for joint ventures and minority interests.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net income available to common shareholders	$(261)	$1,108
Add back (less):
Real estate depreciation and amortization	19,088	17,259
Equity in income of unconsolidated entities	(203)	(117)
Pro-rata share of joint venture funds from operations	1,272	1,301
Minority interest in operating partnership	-	83
Loss on the sale of properties	-	362
Funds from operations	$19,896	$19,996

FFO decreased 0.5%, or $100,000, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. We experienced a loss of $4.3 million in property operating income from Properties that were sold during 2007.  Also, we incurred $1.1 million in additional bad debt expense for these Properties during 2008.

Offsetting these decreases to FFO, our current portfolio, including acquisitions made during 2007, contributed an additional $2.2 million in property operating income. Also, interest expense decreased by $2.5 million. Finally, our general and administrative expenses decreased by $455,000. This decrease was primarily driven by the reversal of stock based compensation expense associated with the performance share awards granted under our Long Term Incentive Plan for Senior Executives (“LTIP”) during 2007.

Results of Operations – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total revenues increased $5.4 million, or 7.5%, for the three months ended March 31, 2008 compared to the same period last year. Minimum rents increased $2.6 million, tenant reimbursement increased $1.4 million, and other revenues increased $1.6 million. Offsetting these increases was a decline in percentage rents of $202,000.

Minimum rents

Minimum rents increased $2.6 million, or 5.6%, for the three months ended March 31, 2008 compared with minimum rents for the three months ended March 31, 2007.  The acquisition of Merritt Square Mall in October 2007 added $2.0 million in base rents for the first quarter of 2008.  Contributing to the remaining increase was an approximate 2% increase in minimum rents for the core mall portfolio. Lease termination income decreased by $261,000 for the first quarter of 2008 compared to the first quarter of 2007.

Tenant reimbursements

Tenant reimbursements increased $1.4 million, or 6.5%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Contributing to this increase was the acquisition of Merritt Square Mall along with increases in reimbursement revenue due to higher real estate tax assessments primarily at our Ohio Properties.

Other revenues

Other revenues increased $1.6 million, or 41.9%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Components of other revenue are shown below (in thousands):

	For the Three Months Ended March 31,
	2008	2007	Inc. (Dec.)
Licensing agreement income	$1,930	$1,983	$(53)
Outparcel sales	1,060	-	1,060
Sponsorship income	370	217	153
Management fees	973	491	482
Other	1,243	1,240	3
Total	$5,576	$3,931	$1,645

Expenses

Total expenses increased $5.2 million, or 10.8%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Real estate taxes and property operating expenses increased $1.8 million, depreciation and amortization increased $2.7 million, other operating expenses increased $843,000, along with the provision for doubtful accounts increasing $261,000.  Offsetting these increases was a decrease in general and administrative expenses of $437,000 from the comparable prior year quarter.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 7.6%, or $1.8 million, for the three months ended March 31, 2008 compared to the same period last year. Real estate taxes increased $965,000, or 12%. The majority of the real estate tax increase can be attributed to the acquisition of Merritt Square Mall and an increase in property taxes at our Ohio Properties due to new tax valuations.  Property operating expenses increased 5.3%, or $841,000, for the first quarter of 2008 compared to the same period in 2007 largely due to the acquisition of Merritt Square Mall.

Provision for doubtful accounts

The provision for doubtful accounts increased $261,000 for the three months ended March 31, 2008 compared to the same period in the previous year.  The provision represented 1.4% and 1.2% of our first quarter revenues in 2008 and 2007, respectively.

Other operating expenses

Other operating expenses were $2.4 million for the three months ended March 31, 2008 compared to $1.5 million for the corresponding period in 2007.  The majority of this increase is due to a $319,000 increase in outparcel sales expense and a $326,000 increase in discontinued development costs.

Depreciation and amortization

Depreciation expense increased for the three months ended March 31, 2008 by $2.7 million, or 16.0%.  The addition of Merritt Square Mall to the portfolio in October 2007 increased depreciation expenses by $1.4 million.  Projects finished in 2007, the newly constructed medical center at Grand Central Mall and the new addition of a lifestyle component at The Dayton Mall, were the major contributors for the remaining increase in depreciation expense.

General and administrative

General and administrative expense was $4.2 million and represented 5.3% of total revenues for the three months ended March 31, 2008 compared to $4.6 million and 6.3% of total revenues for the corresponding period in 2007.  The decrease primarily relates to the reversal of stock compensation expense relating to performance share awards granted under the LTIP during 2007.

Interest expense/capitalized interest

Interest expense decreased 6.6%, or $1.5 million, for the three months ended March 31, 2008.  The summary below identifies the change by its various components (dollars in thousands).

	For the Three Months Ended March 31,
	2008	2007	Inc. (Dec.)
Average loan balance (continuing operations)	$1,493,152	$1,470,213	$22,939
Average rate	5.82%	6.11%	(0.29)%

Total interest	$21,725	$22,458	$(733)
Amortization of loan fees	452	472	(20)
Capitalized interest and other, net	(1,324)	(598)	(726)
Interest expense	$20,853	$22,332	$(1,479)

The increase in the “Average loan balance” category was primarily a result of funding for capital improvements as well as the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity compared to the corresponding period in the prior year.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $389,000 compared to $224,000 for the three months ended March 31, 2008 and 2007, respectively.  The net income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

The reconciliation of the net income from the joint ventures to FFO for these Properties is shown below (in thousands).

	For the Three Months Ended March 31,
	2008	2007
Net income available from joint ventures	$389	$224
Add back:
Real estate depreciation and amortization	2,056	2,277
Funds from operations	$2,445	$2,501

Pro-rata share of joint venture funds from operations	$1,272	$1,301

Discontinued Operations

Total revenues from discontinued operations were $3.6 million in the first quarter of 2008 compared to the $12.9 million for the corresponding period in 2007.  Income from discontinued operations for the first quarter was $(705,000) and $3.0 million in 2008 and 2007, respectively.  The variances in both total revenues and income from discontinued operations can primarily be attributed to Properties that were sold during the second half of 2007.  During the quarter ended March 31, 2008, we had four Properties listed as held-for-sale.  We are under contract to sell Knox Village Square, located in Mount Vernon, Ohio, and anticipate closing during the second quarter of 2008.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During April 2008, we closed on a $42.2 million financing of our Colonial Park Mall.  We have obtained a non-binding commitment for $90 million of financing on Puente and are engaged in negotiation of loan documents and due diligence.   We have engaged a nationally known mortgage brokerage firm to source refinancing opportunities for the $50 million loan on Morgantown Mall and Morgantown Commons that matures in September 2008.  Finally, we are engaged in discussions with the special servicer for the Eastland Mall (North Carolina) mortgage loan regarding the upcoming effective maturity date.  The Eastland Mall (North Carolina) mortgage loan effectively matures in September 2008 because if we do not make our prepayment of the full principal balance and interest then the principal payments increase significantly.  We disclose the optional prepayment date as the maturity date for loans with this "hyper-amortization" feature as this represents the economic maturity of these loans.

At March 31, 2008, the Company’s total-debt-to-total-market capitalization was 69.3% (exclusive of our pro-rata share of joint venture debt), compared to 66.2% at December 31, 2007. We are working to lower this ratio to the mid-fifty percent range.  A sharp reduction in our Common Stock price has resulted in a ratio above our targeted range.  With the recent volatility in our share price, along with other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	March 31, 2008	December 31, 2007
Stock Price (end of period)	$11.96	$14.29
Market Capitalization Ratio:
Common Shares outstanding	37,784	37,687
OP Units outstanding	2,988	2,988
Total Common Shares and OP Units outstanding at end of period	40,772	40,675

Market capitalization – Common Shares outstanding	$451,897	$538,547
Market capitalization – OP Units outstanding	35,736	42,699
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,577,173	1,552,210
Total market capitalization	$2,274,806	$2,343,456

Total debt/total market capitalization	69.3%	66.2%

Total debt/total market capitalization including pro-rata share of joint venture	70.2%	67.1%

Capital Resource Availability

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition, its initial acquisition. The ORC Venture used $11.3 million of the $200 million to acquire Tulsa from GPLP and $188.7 million remains available. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. Under these agreements, we are entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the three months ended March 31, 2008

Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2008.

Net cash used in investing activities was $20.1 million for the three months ended March 31, 2008.  Expenditures of $14.5 were made to our investment in real estate.  Of this amount, $11.0 million was spent on redevelopment projects.  We continued our investment in the addition of a lifestyle component at Polaris Fashion Place with expenditures of $5.9 million during the quarter. Costs of $2.2 million were incurred at both Northtown Mall and Lloyd Center for the addition of L.A. Fitness facilities and an amount of $2.6 million was spent on other re-developments, with the balance spent on operational capital expenditures.   We invested $7.9 million relating to development of projects in joint ventures.  The majority of this was spent toward the continued development of Scottsdale Quarter, an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units (the “Scottsdale Development”). Offsetting these uses of cash, we received $1.1 million in proceeds from the sale of two outparcels at two of our Properties located in Ohio.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2008. We received $38 million from borrowings on our credit facility during the first quarter.  Offsetting this increase was the $8.6 million repayment of the mortgage on Knox Village Square which reached maturity in February 2008.  Principal payments on existing mortgages of $4.4 were also made.  Dividend distributions of $24.0 million were paid to holders of our Common Shares, OP Units, and preferred shares.

For the three months ended March 31, 2007

Net cash provided by operating activities was $18.6 million for the quarter ended March 31, 2007.

Net cash used in investing activities was $23.3 million for the quarter ended March 31, 2007. We spent $19.8 million on our investment in real estate. Of this amount, $5.8 million was spent constructing additional GLA primarily at The Mall at Johnson City, The Dayton Mall, and Northtown Mall. We also spent $8.2 million on renovations with no incremental GLA, primarily at Lloyd Center. Furthermore, we spent $4.1 million to re-tenant existing space. The remaining amounts were spent on operational capital expenditures. We also invested $2.7 million on the development of projects in joint ventures. The majority of this was spent to fund Puente’s ongoing redevelopment program.

Net cash used in financing activities was $195,000. We paid $29.7 million for principal payments on existing mortgage debt. The majority of this amount was paid to extinguish the $25.0 million mortgage associated with Montgomery Mall. We also paid $23.4 million in dividend distributions to holders of our Common Shares, OP Units, and preferred shares. Offsetting these decreases to cash, we received $47.0 million from our credit facility.

Financing Activity - Consolidated

Total debt increased by $25.0 million during the first three months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt

December 31, 2007	$1,252,210	$300,000	$1,552,210
Repayment of debt	(8,633)	-	(8,633)
Debt amortization payments in 2008	(4,363)	-	(4,363)
Amortization of fair value adjustment	(41)	-	(41)
Net borrowings, Credit Facility	-	38,000	38,000
March 31, 2008	$1,239,173	$338,000	$1,577,173

During the first three months of 2008, we increased our net borrowings under our credit facility and made recurring principal payments on our fixed rate debt. We also paid off $8.6 million of fixed rate debt associated with Knox Village Square.

At March 31, 2008, our mortgage notes payable were collateralized with first mortgage liens on 19 Properties having a net book value of $1,386.7 million.  We also owned six unencumbered Properties and other corporate assets having a net book value of $218.5 million at that date.

Certain of our loans are subject to guarantees and financial covenants and one of our loans has multiple Properties as collateral with cross-default provisions. Under the cross-default provisions, a default under a single mortgage that is cross collateralized may constitute a default under all of the mortgages in the pool of such a cross-collateralized loans and could lead to acceleration of the indebtedness on all Properties under such loan.  Properties that are subject to cross-default provisions related to the Morgantown Mall Associates LP loan have a total net book value of $40.5 million, and include one Community Center and one Mall.

Financing Activity – Joint Ventures

Total joint venture debt increased by $0.1 million during the first three months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT
	Notes	Share

December 31, 2007	$123,203	$64,018
Additional borrowings	437	219
Debt amortization payments in 2008	(388)	(202)
Amortization of fair value adjustment	49	25
March 31, 2008	$123,301	$64,060

On November 5, 2007, a joint venture created to develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona (the “Surprise Venture”)  closed on a $7.2 million construction loan (“Surprise Loan”).  The Surprise Loan bears interest at a rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of March 31, 2008, $2.8 million was drawn under the construction loan of which $1.4 million constitutes GPLP’s 50% pro rata share.

On November 30, 2007, the Scottsdale Venture (defined below) closed on a $220 million construction loan for our Scottsdale Development project (“Scottsdale Loan”).  The Scottsdale Loan bears interest at a rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available.  As of March 31, 2008, we had no borrowings on the loan.

At March 31, 2008, the mortgage notes payable associated with the Properties held in the ORC Venture were collateralized with first mortgage liens and the two Properties have a net book value of $247.0 million.

At March 31, 2008, the Surprise Loan and the Scottsdale Loan were collateralized with first mortgage liens on two Properties having a net book value of $41.0 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At March 31, 2008, we had the following obligations relating to dividend distributions.  In the first quarter of 2008, the Company declared distributions of $0.3200 per Common Share and OP Units totaling $13.0 million, to be paid during the second quarter of 2008.  Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $4.7 million and $17.0 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheet. Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2008 was $6.6 million.

At March 31, 2008, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2008 is $36.2 million based upon a per unit value of $12.11 at March 31, 2008 (based upon a five-day average of the Common Stock price from March 24, 2008 to March 28, 2008).

At March 31, 2008, we had executed leases committing to $22.8 million in tenant allowances. The leases are expected to generate gross rents that approximate $88.7 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations totaled $10.7 million at March 31, 2008.

Commercial Commitments

The credit facility terms are discussed in Note 8 to the consolidated financial statements included in this Form 10-Q.  We have a stand-by letter of credit in the amount of $150,000 for utility deposits with respect to The Great Mall of The Great Plains.

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Development, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company (“Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Development through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale Development.  GPLP has made capital contributions of approximately $22.7 million to LLC Co. and holds a 50% common interest on $10.7 million of our investment and has a preferred interest on $12.0 million of our investment in LLC Co.  Upon completion of the Scottsdale Development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided for LLC Co. a letter of credit in the amount of $20 million to serve as security for the construction at the Scottsdale Development.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of the Scottsdale Development occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.026 million as collateral for fees and claims arising from the OCIP (Owner Controlled Insurance Program) that will be in place during construction.

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

o
Property Purchase:  LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built by others unaffiliated with the Company on property adjoining the ground leased premises at a price of $181 per square foot.

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

The table below provides the amount we spent on our capital expenditures (amount in thousands):
	Capital Expenditures For the three months ended March 31, 2008
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$88	$8,014	$8,102
Redevelopment projects	$10,993	$74	$11,067
Renovation with no incremental GLA	$15	$29	$44

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$686	$-	$686
Non-anchor replacement	1,913	256	2,169
Operational capital expenditures	923	-	923
Total Property Capital Expenditures	$3,522	$256	$3,778

Our new development spending primarily relates to our share of the investment in our Scottsdale Development.

Our redevelopment expenditures relate primarily to the following projects: our new lifestyle component at Polaris Fashion Place in Columbus, Ohio; the addition of a new L.A. Fitness junior anchor at both our Lloyd Center in Portland, Oregon and Northtown Mall in Blaine, Minnesota; as well as anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee, and Ashland Town Center in Ashland, Kentucky.

Off Balance Sheet Arrangements

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

Malls

The redevelopment project at Polaris Fashion Place, located in Columbus, Ohio, centers around replacement of a former Kauffman’s anchor store, which we purchased from Macy’s, Inc. in the second quarter of 2007.   Construction has commenced on the 160,000 square foot open-air addition.  We are targeting a holiday opening in 2008 and expect to generate close to an 8% return on our $48 million investment.

We purchased the former Macy’s space at Eastland Mall in Columbus, Ohio.  We will be moving JCPenney into their new prototype on this parcel with plans to backfill JCPenney’s current space on center court with in-line stores.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  Additionally, a store remodeling and the addition of approximately 35,000 square feet to the JCPenney anchor store is underway, along with the addition of 30,000 square feet of in-line store space.

At Ashland Town Center, JCPenney plans to move into their new prototype on the former Wal-Mart parcel.  We will be looking to backfill their current space with either several big box type retailers or another fashion department store.

At Northtown Mall, we have signed a lease with Herberger’s department store to fill the last vacant anchor space at the Mall.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center. We also signed a lease with L.A. Fitness and expect to build a new junior anchor store at Northtown Mall for this tenant.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing and construction management.

Our Scottsdale Development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

Our Surprise Venture is in the process of developing a new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre project will consist of approximately 24,755 square feet of new retail space and is scheduled to open in the second half of 2008.

Portfolio Data

Mall store sales per square foot for the twelve-month period ended March 31, 2008 were $363 compared to $370 for the twelve month period ended March 31, 2007.  This is down less than 2% and primarily relates to a decline in holiday sales during 2007.  These sales are for tenants in stores less than 10,000 square feet at our comparable malls.  Comparable Malls include our joint venture Malls but exclude Malls that are held-for-sale and those Malls acquired in the last twelve months.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07
Wholly-owned Malls:
Mall Anchors	97.5%	97.2%	94.1%	95.1%	93.6%
Mall Stores	90.9%	92.9%	91.6%	90.5%	89.2%
Total Mall Portfolio	95.0%	95.6%	93.2%	93.5%	92.0%

Mall Portfolio including Joint Ventures:
Mall Anchors	97.5%	97.3%	94.6%	95.4%	94.1%
Mall Stores	90.8%	92.7%	91.3%	90.3%	89.1%
Total Mall Portfolio	95.0%	95.6%	93.4%	93.6%	92.3%

Core Malls (2):
Mall Anchors	97.7%	97.7%	96.4%	96.8%	96.6%
Mall Stores	92.8%	94.4%	93.5%	91.8%	92.7%
Total Mall Portfolio	95.9%	96.5%	95.4%	95.0%	95.2%

Wholly-owned Community Centers:
Community Center Anchors	91.0%	88.2%	81.1%	81.1%	81.1%
Community Center Stores	83.2%	86.1%	86.1%	86.8%	85.5%
Total Community Center Portfolio	88.9%	87.7%	82.4%	82.6%	82.2%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Comparable malls including joint ventures and excluding malls held-for-sale and malls acquired in the last twelve months.

Malls

Comparable mall store occupancy for our wholly-owned Malls remained constant at 93.2% at March 31, 2008 and 2007, respectively.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2008, approximately 87.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years and a weighted-average interest rate of approximately 6.0%.  At December 31, 2007, approximately 85.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years, and a weighted-average interest rate of approximately 6.1%.  The remainder of our debt at March 31, 2008 and December 31, 2007, bears interest at variable rates with weighted-average interest rates of approximately 3.8% and 5.7%, respectively.

At March 31, 2008 and December 31, 2007, the fair value of our debt (excluding our credit facility) was $1,225.9 million and $1,247.0 million, respectively, compared to its carrying amounts of $1,239.2 million and $1,252.2 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2008 and 2007, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.5 million and $0.6 million, respectively.  Also, the fair value of our debt would decrease by approximately $43.9 million and $46.4 million, at March 31, 2008 and December 31, 2007, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.5 million and $0.6 million, at March 31, 2008 and 2007, respectively, and increase the fair value of our debt by approximately $46.4 million and $49.1 million, at March 31, 2008 and December 31, 2007, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On April 23, 2008 (the “Effective Date”), Catalina Partners, L.P. (“Catalina”), an affiliate of Glimcher Realty Trust (the “Registrant”), entered into a Loan Agreement (the “Agreement”) with US Bank National Association (the “Lender”) to borrow $42.25 million dollars from the Lender (the “Loan”).

Under the Agreement, the maturity date for the Loan is April 23, 2011 (the “Maturity Date”).  The initial floating interest rate for the Loan was LIBOR plus 165 basis points with no principal amortization; however, Catalina swapped to an all-in fixed interest rate of 4.97% per annum for the first two years of the Loan’s term.  The Agreement requires Catalina to make interest only periodic payments during the Loan’s term on the amounts outstanding under the Loan with the full principal and any accrued interest due at the Maturity Date.  The Agreement permits Catalina to make voluntarily prepayments without penalty of the Loan’s outstanding principal prior to the Maturity Date.

The Loan is evidenced by three separate promissory notes and secured by an Open-Ended Fee Mortgage, Leasehold Mortgage, Assignment of Rents and Security Agreement on Colonial Park Mall, a regional mall owned by Catalina and located in Harrisburg, PA.  The Agreement contains default provisions customary for transactions of this nature. The Lender may accelerate repayment of all amounts outstanding under the Loan if an event of default, as defined under the Agreement, remains uncured.

In connection with the execution of the Agreement, the Registrant’s affiliate, Glimcher Properties Limited Partnership (“GPLP”), entered into a guarantee agreement with the Lender, dated as of the Effective Date.   Under the guarantee agreement, GPLP provides a repayment guarantee for 20% of the Loan amount as well as a performance guaranty under which GPLP provides a guarantee for Catalina’s performance under the Agreement in order to protect the Lender against losses that Lender may incur by reason of intentional misrepresentations, negligence, or misappropriations by Catalina or following certain other defaults by Catalina under the Agreement. Lender, together with other financial institutions, serves as a participating lender on the construction loan relating to the Registrant’s Scottsdale Quarter development as well as its Amended and Restated Credit Agreement.

ITEM 6.	EXHIBITS

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  April 25, 2008