Form 10-Q
period 2008-06-30
GLIMCHER REALTY TRUST
filed 2008-07-25
CIK 912898

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [_]  No [X]

As of July 24, 2008, there were 37,794,586 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 44 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	June 30, 2008	December 31, 2007
Investment in real estate:
Land	$241,569	$240,156
Buildings, improvements and equipment	1,714,109	1,703,491
Developments in progress	122,608	96,054
	2,078,286	2,039,701
Less accumulated depreciation	534,588	500,710
Property and equipment, net	1,543,698	1,538,991
Deferred costs, net	18,645	19,225
Real estate assets held-for-sale	63,034	68,671
Investment in and advances to unconsolidated real estate entities	85,578	83,116
Investment in real estate, net	1,710,955	1,710,003

Cash and cash equivalents	11,097	22,147
Non-real estate assets associated with discontinued operations	2,879	5,002
Restricted cash	11,361	14,217
Tenant accounts receivable, net	35,009	39,475
Deferred expenses, net	7,657	5,915
Prepaid and other assets	35,458	34,188
Total assets	$1,814,416	$1,830,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,204,659	$1,170,669
Mortgage notes payable associated with discontinued operations	72,457	81,541
Notes payable	297,000	300,000
Other liabilities associated with discontinued operations	1,427	2,763
Accounts payable and accrued expenses	56,107	62,969
Distributions payable	17,408	23,915
Total liabilities	1,649,058	1,641,857

Minority interest in operating partnership	-	-

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,789,675 and 37,687,039 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	378	377
Additional paid-in capital	563,628	563,460
Distributions in excess of accumulated earnings	(609,266)	(584,343)
Accumulated other comprehensive income (loss)	618	(404)
Total shareholders’ equity	165,358	189,090
Total liabilities and shareholders’ equity	$1,814,416	$1,830,947

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2008	2007
Revenues:
Minimum rents	$48,948	$45,357
Percentage rents	1,042	977
Tenant reimbursements	22,550	20,336
Other	5,102	4,760
Total revenues	77,642	71,430

Expenses:
Property operating expenses	16,247	15,196
Real estate taxes	8,424	8,088
Provision for doubtful accounts	1,906	781
Other operating expenses	1,919	2,683
Depreciation and amortization	19,898	19,197
General and administrative	4,421	3,992
Total expenses	52,815	49,937

Operating income	24,827	21,493

Interest income	337	111
Interest expense	20,401	22,919
Minority interest in operating partnership	-	(431)
Equity in (loss) income of unconsolidated entities, net	(48)	1,276
Income from continuing operations	4,715	392
Discontinued operations:
Gain (loss) on sale of properties, net	1,252	(1,073)
Impairment loss	-	(2,452)
(Loss) income from operations	(294)	2,215
Net income (loss)	5,673	(918)
Less: Preferred stock distributions	4,359	4,359
Net income (loss) available to common shareholders	$1,314	$(5,277)

Earnings (Loss) Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.01	$(0.11)
Discontinued operations	$0.03	$(0.03)
Net income (loss) available to common shareholders	$0.03	$(0.14)

EPS (diluted):
Continuing operations	$0.01	$(0.11)
Discontinued operations	$0.02	$(0.03)
Net income (loss) available to common shareholders	$0.03	$(0.14)

Weighted average common shares outstanding	37,598	36,998
Weighted average common shares and common share equivalents outstanding	40,790	39,994

Cash distributions declared per common share of beneficial interest	$0.3200	$0.4808

Net income (loss)	$5,673	$(918)
Other comprehensive income on derivative instruments, net	1,700	222
Comprehensive income (loss)	$7,373	$(696)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2008	2007
Revenues:
Minimum rents	$96,966	$90,818
Percentage rents	2,273	2,410
Tenant reimbursements	45,844	42,210
Other	10,678	8,691
Total revenues	155,761	144,129

Expenses:
Property operating expenses	32,899	31,007
Real estate taxes	17,429	16,128
Provision for doubtful accounts	3,009	1,623
Other operating expenses	4,309	4,230
Depreciation and amortization	39,452	36,057
General and administrative	8,575	8,583
Total expenses	105,673	97,628

Operating income	50,088	46,501

Interest income	529	239
Interest expense	41,254	45,251
Minority interest in operating partnership	-	(348)
Equity in income of unconsolidated entities, net	155	1,393
Income from continuing operations	9,518	3,230
Discontinued operations:
Gain (loss) on sale of properties, net	1,252	(1,435)
Impairment loss	-	(2,452)
(Loss) income from operations	(999)	5,206
Net income	9,771	4,549
Less: Preferred stock distributions	8,718	8,718
Net income (loss) available to common shareholders	$1,053	$(4,169)

Earnings (Loss) Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.02	$(0.15)
Discontinued operations	$0.01	$0.03
Net income (loss) available to common shareholders	$0.03	$(0.11)

EPS (diluted):
Continuing operations	$0.02	$(0.15)
Discontinued operations	$0.01	$0.03
Net income (loss) available to common shareholders	$0.03	$(0.11)

Weighted average common shares outstanding	37,589	36,901
Weighted average common shares and common share equivalents outstanding	40,746	39,897

Cash distributions declared per common share of beneficial interest	$0.6400	$0.9616

Net income	$9,771	$4,549
Other comprehensive income on derivative instruments, net	1,022	116
Comprehensive income	$10,793	$4,665

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,771	$4,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,314	2,838
Depreciation and amortization	39,452	37,648
Loan fee amortization	962	1,061
Equity in income of unconsolidated entities, net	(155)	(1,393)
Capitalized development costs charged to expense	326	1,034
Minority interest in operating partnership	-	(348)
Impairment losses	-	2,452
(Gain) loss on sales of properties – discontinued operations	(1,252)	1,435
Gain on sales of outparcels	(741)	(875)
Stock option related expense	7	867
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,059	3,162
Prepaid and other assets	(945)	(153)
Accounts payables and accrued expenses	(8,679)	(2,421)

Net cash provided by operating activities	44,119	49,856

Cash flows from investing activities:
Additions to investment in real estate	(45,413)	(46,330)
Investment in joint venture	(27,617)	(4,783)
Cash distributions from joint venture	25,310	-
Proceeds from sale of outparcels	1,060	1,000
Proceeds from sale of assets	-	90
Proceeds from sale of properties	9,450	4,500
Withdrawals from (contributions to) restricted cash, net	3,552	(114)
Additions to deferred expenses	(1,897)	(4,540)

Net cash used in investing activities	(35,555)	(50,177)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(3,000)	73,000
Additions to deferred financing costs	(442)	(12)
Proceeds from issuance of mortgages notes payable	42,250	-
Principal payments on mortgage and other notes payable	(17,261)	(34,109)
Exercise of stock options and other	161	6,108
Cash distributions	(41,322)	(47,121)

Net cash used in financing activities	(19,614)	(2,134)

Net change in cash and cash equivalents	(11,050)	(2,455)

Cash and cash equivalents, at beginning of period	22,147	11,751

Cash and cash equivalents, at end of period	$11,097	$9,296

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At June 30, 2008, GRT both owned interests in and managed 26 Properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 3 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of June 30, 2008, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At June 30, 2008 and December 31, 2007, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $6,184 and $5,704 as of June 30, 2008 and December 31, 2007, respectively.

Share distributions of $12,093 and $18,120 and Operating Partnership distributions of $956 and $1,436 were declared, but not paid as of June 30, 2008 and December 31, 2007, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of June 30, 2008 and December 31, 2007.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of June 30, 2008 and December 31, 2007.

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

In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2008 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. As of June 30, 2008, the Company has classified two Malls (Eastland Mall (North Carolina) and The Great Mall of the Great Plains) and one Community Center (Ohio River Plaza) as held-for-sale.  The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the Consolidated Statements of Operations and the net book value of the assets are reflected as held-for-sale on the Consolidated Balance Sheet.  The table below provides information on the held-for-sale assets.

	June 30, 2008	December 31, 2007
Number of Properties held-for-sale	3	4
Real estate assets held-for-sale	$63,034	$68,671
Mortgage notes payable associated with properties held-for-sale	$72,457	$81,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of June 30, 2008 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For the Ventures listed below it was determined that they qualified for treatment as unconsolidated joint ventures and would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

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

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build an approximately 650,000 square foot premium retail and office complex to be developed in Scottsdale, Arizona (the “Scottsdale Development”).  The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which investment represents common equity contributions of each party.  From January 2008 to May 2008, the Company made cumulative preferred investments of $14,000 in the Scottsdale Venture with no corresponding investment by Wolff.  This preferred investment was in addition to the $4,000 cumulative preferred investment made by the Company during 2007.  On May 27, 2008, the Company received a payment from the Scottsdale Venture in the amount of approximately $18,801, which represented a return of all of the Company’s preferred investment as of the date of payment as well as the full amount of the then accrued return on the Company’s preferred investment.  During June 2008, the Company made additional cumulative preferred investments in the Scottsdale Venture in the amount of $9,500, which investment is currently outstanding as of June 30, 2008 and is eligible to receive a preferred return of up to 18%.  As of June 30, 2008, the Company’s total investment in the Scottsdale Venture is approximately $20,250.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that is to be developed.  The Surprise Venture will develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $1,255 and $346 for these services for the three months ended June 30, 2008 and 2007, respectively, and fee income of $2,044 and $769 for the six months ended June 30, 2008 and 2007, respectively.

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheet	June 30, 2008	December 31, 2007
Assets:
Investment properties at cost, net	$240,064	$240,016
Construction in progress	61,663	22,055
Intangible assets (1)	9,472	10,156
Other assets	22,854	28,775
Total assets	$334,053	$301,002
Liabilities and members’ equity:
Mortgage notes payable	$159,517	$123,203
Intangibles (2)	9,475	10,520
Other liabilities	9,523	11,847
	178,515	145,570
Members’ equity	155,538	155,432
Total liabilities and members equity	$334,053	$301,002

Operating Partnership’s share of member’s equity	$84,994	$82,199

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $332 and $390 for above-market acquired leases as of June 30, 2008 and December 31, 2007, respectively, and $9,807 and $10,910 for below-market acquired leases as of June 30, 2008 and December 31, 2007, respectively.

Members’ Equity to Company Investment in and Advances to Unconsolidated Entities:

	June 30, 2008	December 31, 2007

Members’ equity	$84,994	$82,199
Advances and additional costs	584	917
Investment in and advances to unconsolidated entities	$85,578	$83,116

	For the Three Months Ended
Statements of Operations	June 30, 2008	June 30, 2007

Total revenues	$8,133	$9,727
Operating expenses	4,261	3,512
Depreciation and amortization	2,169	2,154
Operating income	1,703	4,061
Other expenses, net	3	3
Interest expense, net	1,784	1,598
Net (loss) income	(84)	2,460
Preferred dividend	8	8
Net (loss) income available from the Company’s joint ventures	$(92)	$2,452

GPLP’s share of (loss) income from joint ventures	$(48)	$1,276

	For the Six Months Ended
Statements of Operations	June 30, 2008	June 30, 2007

Total revenues	$16,486	$17,864
Operating expenses	8,395	7,439
Depreciation and amortization	4,258	4,445
Operating income	3,833	5,980
Other expenses, net	5	6
Interest expense, net	3,513	3,281
Net income	315	2,693
Preferred dividend	16	16
Net income available from the Company’s joint ventures	$299	$2,677

GPLP’s share of income from joint ventures	$155	$1,393

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

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	June 30, 2008	December 31, 2007

Billed receivables	$16,451	$17,453
Straight-line receivables	19,995	20,509
Unbilled receivables	7,270	8,638
Less: allowance for doubtful accounts	(8,707)	(7,125)
Net accounts receivable	$35,009	$39,475

Accounts Receivable – Assets Held-For-Sale (1)	June 30, 2008	December 31, 2007

Billed receivables	$2,115	$2,300
Straight-line receivables	393	329
Unbilled receivables	36	1,032
Less: allowance for doubtful accounts	(1,175)	(1,386)
Net accounts receivable	$1,369	$2,275

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of June 30, 2008 and December 31, 2007 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2008	2007	2008	2007
Fixed Rate:
Morgantown Mall Associates, LP	$50,996	$51,503	6.89%	6.89%	(m)	(a)	$50,823	(g)
Grand Central, LP	46,576	47,001	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	38,080	38,323	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,702	39,969	8.20%	8.20%	(m)	(a)	$38,543	(h)
Catalina Partners, LP	42,250	-	4.72%		(n)	(b)	$42,250	April 23, 2011
Glimcher Ashland Venture, LLC	23,992	24,273	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	54,509	54,983	8.27%	8.27%	(m)	(a)	$49,864	(i)
Glimcher WestShore, LLC	92,784	93,624	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	138,435	139,692	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	129,940	131,069	5.42%	5.42%	(m)	(a)	$116,922	(j)
JG Elizabeth, LLC	154,688	156,082	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	106,605	107,499	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	58,158	58,624	7.54%	7.54%	(m)	(a)	$49,969	(k)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(d)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(e)	$38,057	December 11, 2016
Tax Exempt Bonds (q)	19,000	19,000	6.00%	6.00%		(f)	$19,000	November 1, 2028
	1,205,715	1,171,642

Other:
Fair value adjustments	(1,056)	(973)

Mortgage Notes Payable:	$1,204,659	$1,170,669

Properties Held-for-Sale
Mount Vernon Venture, LLC (o) (r)	$-	$8,634		7.41%
Charlotte Eastland Mall, LLC (o) (p)	42,457	42,907	7.84%	7.84%	(m)	(a)	$42,302	(g)
GM Olathe, LLC (o) (p)	30,000	30,000	4.30%	6.35%	(l)	(b)	$30,000	January 12, 2009

Mortgage Notes Payable Associated with Discontinued Operations	$72,457	$81,541

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(e)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(f)	The loan requires semi-annual payments of interest.
(g)	The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.
(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 4.30% and 6.35% at June 30, 2008 and December 31, 2007, respectively.
(m)	Interest rate escalates after optional prepayment date.
(n)	Interest rate of LIBOR plus 165 basis points fixed through a SWAP agreement at a rate of 4.72% at June 30, 2008.
(o)	Mortgage note payable associated with property held-for-sale as of December 31, 2007.
(p)	Mortgage note payable associated with property held-for-sale as of June 30, 2008.
(q)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the property, the loan is fully guaranteed by Glimcher Realty Trust.

(r)	This loan was paid off in February 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,417,650 and $1,399,832 at June 30, 2008 and December 31, 2007, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at June 30, 2008.  Additionally, one of the loans contains cross-default provisions and is cross-collateralized with mortgages on two Properties owned by Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $38,450 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of June 30, 2008.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants as of June 30, 2008.

At June 30, 2008, the outstanding balance on the Credit Facility was $297,000.  Additionally, $26,318 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2008, the unused balance of the Credit Facility available to the Company was $146,682 and the interest rate was 3.61%.

At December 31, 2007, the outstanding balance on the Credit Facility was $300,000.  Additionally, $21,176 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2007, the unused balance of the Credit Facility available to the Company was $148,824 and the interest rate was 5.65%.

9.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  During the three months ended June 30, 2008, the Company recognized additional other comprehensive income of $1,700 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2008, net of $458 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period. During the three months ended June 30, 2007, the Company recognized additional other comprehensive income of $222 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2007, net of $(77) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $18 in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.  During the six months ended June 30, 2008, the Company recognized additional other comprehensive income of $1,022 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2008, net of $653 in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period.   During the six months ended June 30, 2007, the Company recognized additional other comprehensive income of $116 to adjust the carrying amount of the interest rate swaps and caps to fair values at June 30, 2007, net of $(153) in reclassifications to earnings for interest rate swap settlements and interest rate cap amortization during the period and $9 in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of June 30, 2008.

		Interest
Hedge Type	Notional Value	Rate	Maturity	Fair Value
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(161)
Swap – Cash Flow	$35,000	5.2285%	August 15, 2008	$(161)
Swap – Cash Flow	$30,000	2.6500%	January 12, 2009	$10
Swap – Cash Flow	$70,000	2.5225%	February 16, 2010	$729
Swap – Cash Flow	$42,250	3.0700%	May 3, 2010	$132

The derivative instruments were reported at their fair value of $549 and $(437) in accounts payable and accrued expenses at June 30, 2008 and December 31, 2007, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the six months ended June 30, 2008.

10.	Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by SFAS No. 157, contains three levels of inputs that may be used to measure fair value as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company has derivatives that must be measured under the new fair value standard.  The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Derivative financial instruments

Currently, the Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities.   Based on these inputs the Company has determined that its interest rate swap valuations are classified within Level 2 of the fair value hierarchy.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Liabilities
Derivative instruments, net	$-	$549	$-	$549

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

11.	Stock Based Compensation

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

For the six months ended June 30, 2008 and 2007, 90,333 and 40,300 shares of restricted Common Stock were granted, respectively. For the years ended December 31, 2007 and 2006, 43,500 and 58,322 shares of restricted Common Stock were granted, respectively.  The related compensation expense recorded for the three months ended June 30, 2008 and 2007 was $193 and $219, respectively, and $432 and $402 for the six months ended June 30, 2008 and 2007, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods, over a weighted average period of 3.8 years, is $2,578 as of June 30, 2008.

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

The compensation costs recorded relating to the Incentive Plan were calculated in accordance with SFAS No. 123(R) and were calculated using the following assumptions: risk free rate of 4.5%, volatility of 23.1% and a dividend yield of 7.05%.  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and were amortized to compensation expense over the Performance Period (defined below).  The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period.

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

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the current terms of the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the first quarter of 2008. There were no adjustments to compensation expense associated with the Incentive Plan for the three months ended June 30, 2008. The amount of compensation expense related to the Incentive Plan for the three and six months ended June 30, 2007 was $160 and $214, respectively.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date. The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $60 and $120 for the three months ended June 30, 2008 and 2007, respectively, and $130 and $252 for the six months ended June 30, 2008 and 2007, respectively.

12.	Commitments and Contingencies

At June 30, 2008, there were 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2008 is $35,644 based upon a per unit value of $11.93 at June 30, 2008 (based upon a five-day average of the Common Stock price from June 23, 2008 to June 27, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS:
Income from continuing operations	$4,715			$392
Less: preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments (1)	-			(98)
Income (loss) from continuing operations	$356	37,598	$0.01	$(4,065)	36,998	$(0.11)

Income (loss) from discontinued operations	$958			$(1,310)
Minority interest adjustments (1)	-			98
Income (loss) from discontinued operations	$958	37,598	$0.03	$(1,212)	36,998	$(0.03)

Net income (loss) available to common shareholders	$1,314	37,598	$0.03	$(5,277)	36,998	$(0.14)

Diluted EPS:
Income from continuing operations	$4,715	37,598		$392	36,998
Less: preferred stock dividends	(4,359)			(4,359)
Minority interest adjustments	-			(431)
Operating Partnership Units		2,988			2,996
Options		14			-
		190			-
Income (loss) from continuing operations	$356	40,790	$0.01	$(4,398)	39,994	$(0.11)

Income (loss) from discontinued operations	$958	40,790	$0.02	$(1,310)	39,994	$(0.03)

Net income (loss) available to common shareholders before minority interest	$1,314	40,790	$0.03	$(5,708)	39,994	$(0.14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share options and unit amounts)

	For the Six Months Ended June 30,
	2008			2007
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$9,518			$3,230
Less: preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments (1)	-			99
Income (loss) from continuing operations	$800	37,589	$0.02	$(5,389)	36,901	$(0.15)

Income from discontinued operations	$253			$1,319
Minority interest adjustments (1)	-			(99)
Income from discontinued operations	$253	37,589	$0.01	$1,220	36,901	$0.03

Net income (loss) available to common shareholders.	$1,053	37,589	$0.03	$(4,169)	36,901	$(0.11)

Diluted EPS:
Income from continuing operations	$9,518	37,589		$3,230	36,901
Less: Preferred stock dividends	(8,718)			(8,718)
Minority interest adjustments	-			(348)
Operating Partnership Units		2,988			2,996
Options		9			-
Restricted Common Shares		160			-
Performance Shares					-
Income (loss) from continuing operations	$800	40,746	$0.02	$(5,836)	39,897	$(0.15)

Income from discontinued operations	$253	40,746	$0.01	$1,319	39,897	$0.03

Net income (loss) available to common shareholders before minority interest	$1,053	40,746	$0.03	$(4,517)	39,897	$(0.11)

(1) The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive.  The number of such options was 1,371 and 142 as of June 30, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of June 30, 2008 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended June 30,
	2008	2007
Revenues	$2,987	$11,653
Operating expenses	(2,166)	(7,245)
Operating income	821	4,408
Interest expense, net	(1,115)	(2,193)
Net (loss) income from operations	(294)	2,215
Impairment losses on real estate	-	(2,452)
Gain (loss) on sale of assets	1,252	(1,073)
Net income (loss) from discontinued operations	$958	$(1,310)

	For the Six Months Ended June 30,
	2008	2007
Revenues	$6,540	$24,508
Operating expenses	(5,125)	(14,816)
Operating income	1,415	9,692
Interest expense, net	(2,414)	(4,486)
Net (loss) income from operations	(999)	5,206
Impairment losses on real estate	-	(2,452)
Gain (loss) on sale of assets	1,252	(1,435)
Net income from discontinued operations	$253	$1,319

15.	Acquisitions

On October 9, 2007, the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The Company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

Intangibles, which were recorded as of the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Ohio, Polaris Fashion Place, Polaris Towne Center, and Merritt Square Mall, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.5 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.7 years. The net book value of the above-market leases is $5,043 and $5,531 as of June 30, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the below-market leases is $13,893 and $15,407 as of June 30, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the tenant relationships is $2,675 and $2,840 as of June 30, 2008 and December 31, 2007, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet. The net book value of in place leases was $3,548 and $4,625 at June 30, 2008 and December 31, 2007, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheet. Net amortization for all of the acquired intangibles is an increase (decrease) to net income in the amount of $29 and $85 for the three months ended June 30, 2008 and 2007, respectively, and $(150) and $302 for the six months ended June 30, 2008 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, economic and market conditions, competition, tenant or joint venture partner(s) bankruptcies, failure to increase mall store occupancy and same-mall operating income, rejection of leases by tenants in bankruptcy, financing and development risks, construction and lease-up delays, cost overruns, the level and volatility of interest rates, the rate of revenue increases as compared to expense increases, the financial stability of tenants within the retail industry, the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties, failure to complete proposed or anticipated acquisitions, the failure to sell properties as anticipated and to obtain estimated sale prices, the inability to upgrade our tenant mix, restrictions in current financing arrangements, failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expenses, the failure of GRT to qualify as a real estate investment trust (“REIT”), the failure to refinance debt at favorable terms and conditions, an increase in impairment charges with respect to Properties for which there has been a prior impairment charge as well as impairment charges with respect to other Properties, loss of key personnel, material changes in the Company’s dividend rates on its securities or the ability to pay its dividend on its securities, possible restrictions on our ability to operate or dispose of any partially-owned Properties (defined herein), failure to achieve earnings/funds from operations targets or estimates, conflicts of interest with existing joint venture partners, significant costs related to environmental issues as well as other risks listed from time to time in this Form 10-Q and in GRT’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of June 30, 2008, we owned interests in and managed 26 Properties located in 14 states, consisting of 23 Malls (2 of which are partially owned through a joint venture) and 3 Community Centers. The Properties contain an aggregate of approximately 21.3 million square feet of gross leasable area (“GLA”) of which approximately 94.5% was occupied at June 30, 2008.

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

Our strategy is to be a leading REIT focusing on enclosed malls and other anchored retail properties located primarily in the top 100 metropolitan statistical areas by population.  We expect to continue investing in select development opportunities and in strategic acquisitions of mall properties that provide growth potential while disposing of non-strategic assets.  We expect to finance acquisition transactions with cash on hand, borrowings under credit facilities, proceeds from strategic joint venture partners, asset dispositions, secured mortgage financings, the issuance of equity or debt securities, or a combination of one or more of the foregoing.

During the last four years, we have made substantial progress in our disposition of non-strategic assets.  From the period beginning December 31, 2003 through December 31, 2007, we reduced the number of Properties held from 70 to 27. Our disposition program’s goal was to enhance the quality and growth profile of our portfolio of properties.  The first phase of the program was to divest from a majority of our Community Center assets driven by our decision to evolve from a community center company to one founded on higher growth mall properties.  Once that phase was substantially completed, we commenced a program to sell non-strategic mall assets that lacked the quality characteristics we wanted for long-term investment and focused on re-investment in higher quality malls with better growth profiles.  In implementing the disposition program, we disposed of 41 Community Centers and 5 Malls during this period.  We had two Community Centers and two Malls held for sale at the end of 2007, one of the Community Centers was sold in 2008.  We re-invested the proceeds from these asset dispositions in higher quality properties during the above referenced five year period.  During that time, we acquired three malls (two through a joint venture) that were new to our portfolio as well as purchased the remaining joint venture interest in two other properties during the same period.

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO does include impairment losses for properties held-for-sale and held-for-use.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Net income (loss) available to common shareholders	$1,314	$(5,277)
Add back (less):
Real estate depreciation and amortization	19,364	19,571
Equity in loss (income) of unconsolidated entities	48	(1,276)
Pro-rata share of joint venture funds from operations	1,063	2,388
Minority interest in operating partnership	-	(431)
(Gain) loss on the sale of properties	(1,252)	1,073
Funds from operations	$20,537	$16,048

	For the Six Months Ended June 30,
	2008	2007
Net income (loss) available to common shareholders	$1,053	$(4,169)
Add back (less):
Real estate depreciation and amortization	38,452	36,830
Equity in income of unconsolidated entities	(155)	(1,393)
Pro-rata share of joint venture funds from operations	2,335	3,689
Minority interest in operating partnership	-	(348)
(Gain) loss on the sale of properties	(1,252)	1,435
Funds from operations	$40,433	$36,044

FFO increased by $4.4 million or 12.2% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Contributing to this increase was a $7.0 million improvement in property net operating income from our Properties held in continuing operations.  The main contributors to this increase were the acquisition of Merritt Square Mall, additional fee income driven from our joint ventures, and improved same mall operating performance. Also during the six months ended June 30, 2007, we incurred $2.5 million of impairment charges.  There were no impairment charges for the same period ending June 30, 2008. Lastly, we incurred $4.0 million less in interest expense which was primarily attributable to lower interest rates and higher capitalized interest.

Offsetting these increases to FFO, we received $6.2 million less in FFO from Properties that were sold during 2007. Also, we received $1.4 million less in FFO from our joint ventures. The variance can be primarily attributed to a $1.0 million favorable variance when we recorded our tenant reconciliations in 2007. Also contributing to the decline was a $684,000 decline in amortization of net below market rents for the six months ended June 30, 2008 as compared to the same period ending June 30, 2007.

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Total revenues increased $6.2 million or 8.7% for the three months ended June 30, 2008 compared to the same period last year. Minimum rents increased $3.6 million, percentage rents increased $65,000, tenant reimbursements increased $2.2 million, and other revenues increased $342,000.

Minimum rents

Minimum rents increased $3.6 million, or 7.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The acquisition of Merritt Square Mall in October 2007 added $2.0 million in base rents for the second quarter of 2008.   Also, termination income increased by $634,000 during the second quarter of 2008 compared to the same period last year. The remaining variance was primarily driven by increases at Jersey Gardens, Polaris Fashion Place, and Grand Central Mall.

Tenant reimbursements

Tenant reimbursements increased $2.2 million, or 10.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Contributing to this increase is Merritt Square Mall with $851,000 in tenant reimbursements for the second quarter of 2008.  Also, real estate tax reimbursements increased by $314,000 on higher same property real estate tax expenses.

Other revenues

Other revenues increased $342,000, or 7.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Components of other revenue are shown below (in thousands):

	For the three months ended June 30, 2008
	2008	2007	Inc. (Dec.)
Licensing agreement income	$1,963	$1,849	$114
Outparcel sales	-	1,000	(1,000)
Sponsorship income	439	310	129
Management and development fees	1,433	375	1,058
Other	1,267	1,226	41
Total	$5,102	$4,760	$342

The increase in management fees for the three months ended June 30, 2008 is due to the development fees we received for our Scottsdale Quarter development, an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units (the “Scottsdale Development”)..

Expenses

Total expenses increased $2.9 million, or 5.8% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Real estate taxes and property operating expenses increased $1.4 million, the provision for doubtful accounts increased by $1.1 million, depreciation and amortization increased $701,000 and general and administrative expenses increased by $429,000. Offsetting these increases to expenses, other operating expenses decreased by $764,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 6.0%, or $1.4 million, for the three months ended June 30, 2008 compared to the same period last year. Real estate taxes increased $336,000 or 4.2%, Merritt Square Mall contributed $184,000 of the increase with the majority of the rest occurring at the Ohio Properties due to new tax valuations.  Property operating expenses increased 6.9%, or $1.1 million, for the three months ended June 30, 2008 compared to the same period in 2007 largely due to the acquisition of Merritt Square Mall.

Provision for doubtful accounts

The provision for doubtful accounts increased $1.1 million, for the three months ended June 30, 2008 compared to the same period in the previous year.  The increase was primarily due to exposure resulting from bankruptcy filings.

Other operating expenses

Other operating expenses were $1.9 million for the three months ended June 30, 2008 compared to $2.7 million for the corresponding period in 2007.  During 2007, we wrote off approximately $1.0 million of deferred development costs resulting from a reduction in the scope for our development project in Surprise, Arizona.  We did not incur a write off during the second quarter of 2008.

Depreciation and amortization

Depreciation expense was $19.9 million for the three months ended June 30, 2008 compared to $19.2 million for the three months ended June 30, 2007.  The increase is primarily attributable to the addition of Merritt Square Mall to our Mall portfolio in October 2007.

General and administrative

General and administrative expense was $4.4 million and represented 5.7% of total revenues for the three months ended June 30, 2008 compared to $4.0 million and 5.6% of total revenues for the corresponding period in 2007.  The increase primarily relates to increased employee related expenses as well as increased occupancy costs associated with the new corporate office.

Interest expense/capitalized interest

Interest expense decreased 11.0%, or $2.5 million, for the three months ended June 30, 2008.  The summary below identifies the change by its various components (dollars in thousands).

	For the Three Months Ended June 30,
	2008	2007	Inc. (Dec.)
Average loan balance (continuing operations)	$1,511,323	$1,493,466	$17,857
Average rate	5.65%	6.19%	(0.54)%

Total interest	$21,347	$23,111	$(1,764)
Amortization of loan fees	476	471	5
Capitalized interest and other, net	(1,422)	(663)	(759)
Interest expense	$20,401	$22,919	$(2,518)

The decrease in “Total interest” was primarily due to a significant decrease in borrowing costs compared to the prior year.  The decrease in interest rate offset a modest increase in the “Average loan balance” which was primarily the result of funding acquisitions, capital improvements, and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity as compared to the prior year.

Equity in income of unconsolidated entities, net

Net (loss) income available from joint ventures was $(92,000) compared to $2.5 million for the three months ended June 30, 2008 and 2007, respectively.  The net income available from joint ventures results primarily from our investment in Puente Hills Mall and Tulsa Promenade.  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The decrease in net income was primarily driven by $1.1 million less in recovery income.  During 2007, when our prior year tenant reconciliation was finalized, we had a favorable variance of $1.0 million that was recorded.  Also, we recorded $455,000 less in amortization of net below market rents and $141,000 more in provision for doubtful accounts in 2008.

The reconciliation of the net income from the joint ventures to FFO for these Properties is shown below (in thousands).

	For the Three Months Ended June 30,
	2008	2007
Net (loss) income available from joint ventures	$(92)	$2,452
Add back:
Real estate depreciation and amortization	2,136	2,138
Funds from operations	$2,044	$4,590

Pro-rata share of joint venture funds from operations	$1,063	$2,388

Discontinued Operations

Total revenues from discontinued operations were $3.0 million in the three months ended June 30, 2008 compared to the $11.7 million for the corresponding period in 2007.  Income from discontinued operations for the three months ended June 30 was $958,000 and $(1.3) million in 2008 and 2007, respectively.  The variances in total revenues and income from discontinued operations can primarily be attributable to Properties that were sold during the second half of 2007.  Also, a gain on the sale of assets of $1.3 million, primarily driven by the sale of Knox Village Square, located in Mount Vernon, Ohio, was recorded during the three months ended June 30, 2008 as compared to the $1.1 million loss recorded in the same period during 2007.  Lastly, during the three months ended June 30 2007, we recorded a $2.5 million impairment charge and did not record any impairment charges for the same period ended June 30, 2008.

Status of Property Dispositions

The Company had four Properties held for sale at the end of the first quarter of 2008.  The status of each Property is discussed below:

•	Knox Village Square – We sold this community center asset in May 2008 for $9.5 million and used the proceeds to pay down the credit facility.

•	Ohio River Valley – We are in discussions with an interested buyer and expect to sell this Community Center Property in 2008.

•
Great Mall of the Great Plains – We are in contract to sell this asset and the buyer has funds at risk and expects to close in 2008.  The contract price is above the net book value of the property.  We expect to use the proceeds from this property sale as well as funds from our line of credit to repay the $30 million loan on the property.

•
Eastland Charlotte Mall –We have notified the loan servicer on our Eastland Charlotte Mall that GPLP will not fund any further cash deficits at the Property.  In addition, GPLP has filed a legal action securing the appointment of a receiver for Eastland Charlotte Mall and the liquidation of this Property.

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Total revenues increased 8.1%, or $11.6 million, for the six months ended June 30, 2008 compared to the same period last year.  Minimum rents increased $6.1 million while percentage rents decreased by $137,000.  Tenant reimbursements increased by $3.6 million, and other revenues increased by $2.0 million for the six months ended June 30, 2008 compared to the same period in the prior year.

Minimum rents

Minimum rents increased 6.8%, or $6.1 million, for the six months ended June 30, 2008 compared to the same period last year.  The acquisition of Merritt Square Mall increased minimum rents by $4.1 million.  Also, strong increases in base rent were seen at Jersey Gardens, Westshore Plaza, Polaris Fashion Place, and Grand Central Mall. Also contributing to the increase in minimum rents was a $374,000 increase in termination income.

Tenant reimbursements

Tenant reimbursements reflect an increase of 8.6%, or $3.6 million, for the six months ended June 30, 2008 compared to the same period in 2007.  This increase can be attributed to the acquisition of Merritt Square Mall as well as overall higher recovery rates at the Properties.

Other revenues

Other revenues increased $2.0 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Components of other revenues are shown below (in thousands):

	For the six months ended June 30, 2008
	2008	2007	Inc. (Dec.)
Licensing agreement income	$3,900	$3,831	$69
Outparcel sales	1,060	1,000	60
Sponsorship income	814	550	264
Management and development fees	2,406	866	1,540
Other	2,498	2,444	54
Total	$10,678	$8,691	$1,987

The increase in management fees for the six months ended June 30, 2008 is due to the development fees we received for our Scottsdale Development.

Expenses

Total expenses increased 8.2%, or $8.0 million, for the six months ended June 30, 2008 compared to the same period in the prior year. Real estate taxes and property operating expenses increased $3.2 million, the provision for doubtful accounts increased $1.4 million, other operating expenses increased $79,000, depreciation and amortization increased $3.4 million, and general and administrative expenses decreased $8,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 6.8%, or $3.2 million, for the six months ended June 30, 2008 compared to the same period last year. Real estate taxes increased $1.3 million or 8.1%.  The variance is primarily attributable to increased assessed values for our Ohio Properties as well as the acquisition of Merritt Square Mall.

Property operating expenses increased $1.9 million, or 6.1%, for the six months ended June 30, 2008 compared to the same period in 2007.  The increase in expenses is primarily attributable to common area maintenance at Merritt Square Mall and inflationary increases in operating expenses seen across the portfolio.

Provision for doubtful accounts

The provision for doubtful accounts was $3.0 million for the six months ended June 30, 2008 and $1.6 million for the corresponding period in 2007.  The increase relates primarily to collection risks from bankruptcy filings in the second quarter of 2008.  The provision represented 1.9% of revenues in 2008 and 1.1% of revenues in 2007, respectively.

Other operating expenses

Other operating expenses were $4.3 million for the six months ended June 30, 2008 compared to $4.2 million for the corresponding period in 2007.

Depreciation and amortization

Depreciation expense was $39.5 million for the six months ended June 30, 2008 compared to $36.1 million for the six months ended June 30, 2007.  The addition of Merritt Square Mall represented $2.6 million of this increase.

General and administrative

General and administrative expense was $8.6 million and represented 5.5% of total revenues for the six months ended June 30, 2008 compared to $8.6 million and 6.0% of total revenues for the corresponding period in 2007.

Interest expense/capitalized interest

Interest expense decreased 8.8%, or $4.0 million, for the six months ended June 30, 2008.  The summary below identifies the change by its various components (dollars in thousands).

	For the Six Months Ended June 30,
	2008	2007	Inc. (Dec.)
Average loan balance (continuing operations)	$1,502,237	$1,481,904	$20,333
Average rate	5.74%	6.15%	(0.41)%

Total interest	$43,114	$45,569	$(2,455)
Amortization of loan fees	928	943	(15)
Capitalized interest and other, net	(2,788)	(1,261)	(1,527)
Interest expense	$41,254	$45,251	$(3,997)

The decrease in “Total interest” was primarily due to a significant decrease in borrowing costs compared to the prior year.  The decrease in interest rate offset an increase in the “Average loan balance” which was primarily the result of funding acquisitions, capital improvements, and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity as compared to the prior year.

Equity in income of unconsolidated entities, net

Net income available from joint ventures was $299,000 compared to $2.7 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in net income was driven by reduced tenant reimbursements. During 2007, when our prior year tenant reconciliation was finalized, we had a favorable variance of $1.0 million that was recorded.  Also, we recorded $684,000 less in amortization of net below market rents as well as $356,000 more in provision for doubtful accounts in 2008.

The reconciliation of the net income from our joint ventures to FFO for our Properties held in joint ventures is shown below (in thousands).

	For the Six Months Ended June 30,
	2008	2007
Net income available from joint ventures	$299	$2,677
Add back:
Real estate depreciation and amortization	4,190	4,414
Funds from operations	$4,489	$7,091

Pro-rata share of joint venture funds from operations	$2,335	$3,689

Discontinued Operations

Total revenues from discontinued operations were $6.5 million in the six months ended June 30, 2008 compared to the $24.5 million for the corresponding period in 2007.  (Loss) income from discontinued operations was $(1.0) million and $5.2 million during the six months ended June 30, 2008 and 2007, respectively.  During the six months ended June 30, 2008, we sold one Property for a net gain of $1.3 million.  At June 30, 2008, we had three Properties classified as held-for-sale.  During the same period ended June 30, 2007, we incurred a $1.4 million net loss on the sale of Properties.  This loss was primarily driven from the sale of one Mall Property.  We also incurred $2.5 million of impairment charges for a Mall Property that was sold in the second half of 2007.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares”) and units of partnership interest in the Operating Partnership (“OP Units”).  We anticipate that these needs will be met primarily with cash flows provided by operations.  In January 2008, we announced a revised dividend and distribution policy for our Common Shares and OP Units.  We have the expectation that the reduced dividend rate will enhance our short-term liquidity and provide greater financial flexibility for the Company.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During April 2008, we closed on a $42.2 million financing of our Colonial Park Mall.  In June 2008, we closed on a $90.0 million refinancing on Puente Hills Mall (“Puente”), a Property owned through a joint venture.  The terms of that loan transaction are subject to change in the event the lender exercises its syndication right under the loan agreement.  We have obtained a non-binding commitment for up to $90 million of proceeds for a loan to be secured by Morgantown and Northtown Malls.  The proceeds from this refinancing will be used to pay off the $50 million loan on Morgantown Mall and Morgantown Commons that matures in September 2008 and the $46 million loan on Grand Central Mall that matures in February 2009.  Finally, we are engaged in discussions with the special servicer for the Eastland Charlotte Mall mortgage loan regarding its upcoming effective maturity date of September 2008.  If we do not make our prepayment of the full principal balance and interest in September 2008, then the principal payments increase significantly.  We disclose the optional prepayment date as the maturity date for loans with this "hyper-amortization" feature as this represents the economic maturity of these loans.  We have filed a formal notification to the loan servicer on our Eastland Charlotte Mall that GPLP will not fund any further cash deficits at the Property.  In addition, GPLP has filed a legal action seeking the appointment of a receiver for our Eastland Charlotte Mall and the liquidation of this Property.

At June 30, 2008, the outstanding balance on the Credit Facility was $297.0 million and we have $26.3 million of letters of credit outstanding.  The unused balance of the Credit Facility available to the Company was $146.7 and the interest rate was 3.61% as of June 30, 2008.

At June 30, 2008, the Company’s total-debt-to-total-market capitalization was 70.3% (exclusive of our pro-rata share of joint venture debt), compared to 66.2% at December 31, 2007.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 –60%.  With the recent volatility in our share price, along with that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP units in thousands, except for stock price):

Capital Resource Availability

	June 30, 2008	December 31, 2007
Stock Price (end of period)	$11.18	$14.29
Market Capitalization Ratio:
Common Shares outstanding	37,790	37,687
OP units outstanding	2,988	2,988
Total Common Shares and OP Units outstanding at end of period	40,778	40,675

Market capitalization – Common shares outstanding	$422,492	$538,547
Market capitalization – OP units outstanding	33,406	42,699
Market capitalization – Preferred shares	210,000	210,000
Total debt (end of period)	1,574,116	1,552,210
Total market capitalization	$2,240,014	$2 ,343,456

Total debt/total market capitalization	70.3%	66.2%

Total debt/total market capitalization including pro-rata share of joint venture	71.3%	67.1%

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition, its initial acquisition. The ORC Venture used $11.3 million of the $200 million to acquire Tulsa Promenade from GPLP and $188.7 million remains available. The properties to be acquired by the ORC Venture will be operated by us under separate management agreements. Under these agreements, we are entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

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

Discussion of Consolidated Cash Flows

For the six months ended June 30, 2008

Net cash provided by operating activities was $44.1 million for the six months ended June 30, 2008.

Net cash used in investing activities was $35.6 million for the six months ended June 30, 2008.  During the period we spent $45.4 million on our investment in real estate.  Of this amount $29.6 million was primarily spent constructing additional GLA, including $18.0 million to fund the addition of a lifestyle component at Polaris Fashion Place.  We also spent $4.3 million in additional renovations at Northtown Mall.  Also we spent $1.7 million to expand The Mall at Johnson City and $1.6 million at Lloyd Center.  We also spent $3.6 million to re-tenant existing spaces.  We also invested $27.6 million in our joint ventures.  This amount was primarily attributed to our Scottsdale Development preferred investment.  The investment was used to fund the initial construction activity of this development. Offsetting these uses of cash, we received $25.3 million in distributions from our joint ventures.  Of this amount $22.5 million relates to a return of our preferred investment in Scottsdale Development.  The remaining distributions came from our investment in both Puente and Tulsa Promenade. Lastly, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.

Net cash used in financing activities was $19.6 million for the six months ended June 30, 2008.  During this period, we made $17.3 million of principal payments on existing mortgage debt.  Of this amount, $8.6 million was for the repayment of the mortgage on Knox Village Square which reached maturity in February 2008.  Regularly scheduled principal payments on existing mortgages of $8.7 million were also made.  Dividend distributions of $41.3 million were paid to holders of our Common Shares, OP Units, and preferred shares.  Also, we repaid $3.0 million of borrowings on our credit facility (“Credit Facility”).  Offsetting these uses of cash, we received $42.3 million from the placement of a mortgage on Colonial Park Mall.

For the six months ended June 30, 2007

Net cash provided by operating activities was $49.9 million for the six months ended June 30, 2007.

Net cash used in investing activities was $50.2 million for the six months ended June 30, 2007.  During this period, we spent $46.3 million on our investment in real estate.  Of this amount, $14.7 million was spent constructing additional GLA primarily at The Mall of Johnson City, Dayton Mall, and Northtown Mall. We also spent $11.4 million on renovations with no incremental GLA.  The renovations were primarily at Lloyd Center.  Furthermore, we spent $8.0 million to re-tenant existing space.  We also purchased two anchor stores from Macy’s, Inc. for approximately $8.5 million.  These two anchor stores are at Polaris Fashion Place in Columbus, Ohio and Eastland Mall in Columbus, Ohio and support our re-development plans at these Properties.  The remaining amounts were spent on operational capital expenditures.  We also invested $4.8 million relating to development with respect to projects in joint ventures.  The majority of this was spent to fund Puente’s ongoing renovation program.  Offsetting this were the receipts of $4.5 million for the sale of Montgomery Mall along with $1.0 million for outparcel sales.

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2007.  During this period, we repaid $34.1 million for principal payments on existing mortgage debt.  The majority of this amount consisted of the extinguishment of the $25.0 million mortgage associated with Montgomery Mall.  We also paid $47.1 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.  Offsetting these decreases to cash, we received $73.0 million from our Credit Facility.  The proceeds were primarily used to fund the numerous redevelopment and joint venture investment activities that are currently ongoing as well as the extinguishment of the aforementioned Montgomery Mall mortgage.

Financing Activity - Consolidated

Total debt increased by $21.9 million during the first six months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt

December 31, 2007	$1,252,210	$300,000	$1,552,210
New mortgage debt	42,250		42,250
Repayment of debt	(8,633)	-	(8,633)
Debt amortization payments in 2008	(8,628)	-	(8,628)
Amortization of fair value adjustment	(83)	-	(83)
Net payments, credit facility	-	(3,000)	(3,000)
June 30, 2008	$1,277,116	$297,000	$1,574,116

During the first six months of 2008, we entered into one new financing arrangement and paid off one loan. On April 23, 2008, the Company entered into a loan agreement to borrow $42.3 million (the “Colonial Loan”).  The Colonial Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Colonial Park Mall. The Colonial Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of April 23, 2011.  The interest rate for the Colonial Loan was subsequently fixed through an interest rate protection agreement at 4.72%.  The Colonial Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Colonial Loan were used to reduce borrowings outstanding on our Credit Facility.  We also paid $8.6 million of fixed rate debt secured by Knox Village Square.

At June 30, 2008, our mortgage notes payable were collateralized with first mortgage liens on 20 Properties having a net book value of $1,417.6 million.  We also owned four unencumbered Properties and other corporate assets having a net book value of $188.0 million at that date.

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

Financing Activity – Joint Ventures

Total joint venture debt increased by $36.3 million during the first six months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT
	Notes	Share

December 31, 2007	$123,203	$64,018
New mortgage debt	122,117	62,859
Repayment of debt	(85,239)	(44,324)
Debt amortization payments in 2008	(645)	(336)
Amortization of fair value adjustment	81	42
June 30, 2008	$159,517	$82,259

On November 5, 2007, a joint venture created to develop approximately 24,755 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona (the “Surprise Venture”) closed on a $7.2 million construction loan (“Surprise Loan”).  The Surprise Loan bears interest at a rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of June 30, 2008, $3.3 million ($1.7 million GRT 50% share) was drawn under the construction loan.

On November 30, 2007, we closed on a $220 million construction loan for our Scottsdale Development (“Scottsdale Loan”).  The loan bears interest at LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available.  As of June 30, 2008, $31.2 million ($15.6 million GRT 50% share) was drawn under the construction loan.   We also entered into an interest rate protection agreement that effectively fixes 70% of the outstanding loan amount at 5.44% through the maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

On June 3, 2008, the Company entered into a loan agreement to borrow $90.0 million (the “Puente Loan”). The Puente Loan is evidenced by a promissory note and secured by a first priority Fee and Leasehold Deed of Trust, Assignment of Leases and Rents, and Security Agreement and Fixture Filing on Puente.  The Puente Loan has a floating interest rate of LIBOR plus 2.35% per annum and a maturity date of June 3, 2010 with two 12 month extensions available at our option. An interest rate protection agreement was executed that effectively fixed the rate on 50% of the loan amount at 4.72%.  The Puente Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Puente Loan were used to payoff the previous $85 million loan.  Under the Agreement, the lender has the right to syndicate the loan within 60 days and to require changes in the terms and conditions of the loan, including changes in interest rate and term, to facilitate the syndication.  The lender intends to retain $45 million of the outstanding amount under the loan.  If we are not satisfied with the terms of the syndication, then we have the right to pay down the outstanding amount under the loan by $45 million.  The Puente Loan contains default provisions customary for transactions of this nature.

At June 30, 2008, the mortgage notes payable associated with ORC Venture Properties were collateralized with first mortgage liens on two Properties having a net book value of $246.3 million.

At June 30, 2008, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $61.1 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At June 30, 2008, we had the following obligations relating to dividend distributions.  In the second quarter of 2008, the Company declared distributions of $0.3200 per Common Share ($13.0 million), to be paid during the third quarter of 2008.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, as the Series F Preferred Shares are redeemable at our option on or after August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through that date.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $2.1 million and $10.9 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheet.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2008 was $6.4 million.

At June 30, 2008, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2008 is $35.6 million based upon a per unit value of $11.93 at June 30, 2008 (based upon a five-day average of the Common Stock price from June 23, 2008 to June 27, 2008).

At June 30, 2008, we had executed leases committing to $15.2 million in tenant allowances. The leases are expected to generate gross rents that approximate $81.9 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations totaled $16.0 million at June 30, 2008.

Commercial Commitments

The Credit Facility terms are discussed in Note 8 to the consolidated financial statements included in this Form 10-Q.  We have a stand-by letter of credit in the amount of $150,000 for utility deposits with respect to The Great Mall of The Great Plains.

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Development, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company (“Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Development through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale Development.  GPLP has made capital contributions of approximately $20.3 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a preferred interest on $9.5 million of our investment in LLC Co.  Upon completion of the Scottsdale Development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided for LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction at the Scottsdale Development.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of the Scottsdale Development occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.026 million as collateral for fees and claims arising from the OCIP (Owner Controlled Insurance Program) that will be in place during construction.  In addition, letters of credit totaling $5.2 million have been provided by LLC Co. to tenants as collateral for tenant allowances due upon completion of their spaces.

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

o
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that ranges from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios as set forth in such guarantee agreement.

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

The table below provides the amount we spent on our capital expenditures (amount in thousands):

	Capital Expenditures for the three months ended June 30, 2008

		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$90	$11,513	$11,603
Redevelopment projects	$18,583	$199	$18,782
Renovation with no incremental GLA	$13	$153	$166

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$307	$-	$307
Non-anchor replacement	1,642	167	1,809
Operational capital expenditures	720	168	888
Total Property Capital Expenditures	$2,669	$335	$3,004

	Capital Expenditures for the six months ended June 30, 2008

		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$178	$19,529	$19,707
Redevelopment projects	$29,576	$272	$29,848
Renovation with no incremental GLA	$28	$182	$210

Property Capital Expenditures:
Tenant improvements and tenant allowances
Anchor replacement	$993	$-	$993
Non-anchor replacement	3,555	423	3,978
Operational capital expenditures	1,643	168	1,811
Total Property Capital Expenditures	$6,191	$591	$6,782

Our new development spending primarily relates to our share of the investment in our Scottsdale Development.

Our redevelopment expenditures relate primarily to the following projects: our new lifestyle component at Polaris Fashion Place in Columbus, Ohio; the addition of a new L.A. Fitness junior anchor at both our Lloyd Center in Portland, Oregon, and Northtown Mall in Blaine, Minnesota; as well as anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee, and Ashland Town Center in Ashland, Kentucky.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties. We anticipate funding our expansions and renovations projects with the net cash provided by operating activities, the funds available under our Credit Facility, construction financing, long-term mortgage debt, and proceeds from the sale of assets.

Malls

The redevelopment project at Polaris Fashion Place (“Polaris”), located in Columbus, Ohio, centers around redevelopment of a former Kauffman’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.   We continue with construction on our $51 million addition of 160,000 square feet of open-air retail space at Polaris.  In June 2008, our first anchor for the project, The Cheesecake Factory, opened.  The remainder of the project will come on-line throughout the fourth quarter of 2008 and into the first quarter of 2009.  We have over 90% of the space committed through a combination of signed leases and letters of intent, of which 70% relates to signed leases.  We are planning on placing mortgage debt on the Polaris expansion during the second half of 2008.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  Additionally, a store remodeling and the addition of approximately 35,000 square feet to the JCPenney anchor store are underway, along with the addition of 30,000 square feet of in-line store space.

At Ashland Town Center, JCPenney plans to move into their new prototype on the former Wal-Mart parcel as construction is nearly complete on their new store.  We will be looking to backfill their current space with either several big box type retailers or another fashion department store.  A new Cheddar’s Restaurant opened in the second quarter.

At Northtown Mall, renovations to a former vacant anchor space are in progress in preparation for a new Herberger’s department store at the Mall, expected to open in September 2008.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center.  Also, a new L.A. Fitness Center opened in July 2008 as a junior anchor store.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Development will be an approximately 650,000 square foot complex consisting of approximately 380,000 square feet of retail space with approximately 270,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made on our Scottsdale Development.   Between signed leases and letters of intent, we have about 70% of the retail space committed and we have signed leases for 37% of the office space.

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

We also continue to work on a pipeline of future development opportunities beyond the Scottsdale Development and the Surprise Venture.   While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Mall store sales per square foot for the twelve-month period ended June 30, 2008 were $362 compared to $370 for the twelve-month period ended June 30, 2007.  This is down 2% and primarily relates to a decline in holiday sales during 2007.  These sales are for tenants in stores less than 10,000 square feet at our comparable Malls.  Comparable Malls include our joint venture Malls but exclude Malls that are held-for-sale and those Malls acquired in the last twelve months.

Property Occupancy

Occupied space of our Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more and non-anchor occupancy is for stores of less than 20,000 square feet and outparcels.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy

	06/30/08	3/31/08	12/31/07	9/30/07	6/30/07
Wholly-owned Mall:
Mall Anchors	97.0%	97.5%	97.2%	94.1%	95.1%
Mall Stores	90.5%	90.9%	92.9%	91.6%	90.5%
Total Mall Portfolio	94.5%	95.0%	95.6%	93.2%	93.5%

Mall Portfolio including Joint Ventures
Mall Anchors	97.1%	97.5%	97.3%	94.6%	95.4%
Mall Stores	90.2%	90.8%	92.7%	91.3%	90.3%
Total Mall Portfolio	94.5%	95.0%	95.6%	93.4%	93.6%

Core Malls (1)
Mall Anchors	97.3%	97.7%	97.7%	96.4%	96.8%
Mall Stores	92.2%	92.8%	94.4%	93.5%	91.8%
Total Mall Portfolio	95.4%	95.9%	96.5%	95.4%	95.0%

Community Centers
Community Center Anchors	94.8%	91.0%	88.2%	81.1%	81.1%
Community Center Stores	88.9%	83.2%	86.1%	86.1%	86.8%
Total Community Center Portfolio	93.0%	88.9%	87.7%	82.4%	82.6%

(1)	Comparable malls including joint ventures and excluding malls held-for-sale and malls acquired in the last twelve months.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2008, approximately 90.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.4 years and a weighted-average interest rate of approximately 5.9%.  At December 31, 2007, approximately 85.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years, and a weighted-average interest rate of approximately 6.1%.  The remainder of our debt at June 30, 2008 and December 31, 2007, bears interest at variable rates with weighted-average interest rates of approximately 3.7% and 5.7%, respectively.

At June 30, 2008 and December 31, 2007, the fair value of our debt (excluding our Credit Facility) was $1,233.0 million and $1,247.0 million, respectively, compared to its carrying amounts of $1,277.1 million and $1,252.2 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2008 and 2007, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.4 million and $0.7 million, respectively.  Also, the fair value of our debt would decrease by approximately $41.5 million and $46.4 million, at June 30, 2008 and December 31, 2007, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.4 million and $0.7 million, at June 30, 2008 and 2007, respectively, and increase the fair value of our debt by approximately $43.7 million and $49.1 million, at June 30, 2008 and December 31, 2007, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company's Annual Meeting of Shareholders was held on May 9, 2008 (the “Meeting”). Proxies for the Meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act.  Three proposals were submitted to a vote of the holders of Common Shares.

In connection with Proposal 1 regarding the election of one Class I Trustee, there was no solicitation in opposition to management's nominee as listed in the proxy statement for the Meeting and the nominee listed in the proxy statement was elected.  In connection with the voting on such proposal, there were no broker non-votes.  Votes of 33,950,327 Common Shares were cast for the election of Mr. Timothy J. O’Brien as a Class I Trustee and votes of 639,210 Common Shares were withheld.

In connection with Proposal 2 regarding the election of four Class II Trustees, there was no solicitation in opposition to management's nominees as listed in the proxy statement for the Meeting and all of the nominees listed in the proxy statement were elected.  In connection with the voting on such proposal, there were no broker non-votes.  Listed below are the voting results for Proposal 2:

•	Votes of 30,713,607 Common Shares were cast for the election of Mr. Richard F. Celeste as a Class II Trustee and votes of 3,875,930 Common Shares were withheld.

•	Votes of 33,940,350 Common Shares were cast for the election of Mr. Wayne S. Doran as a Class II Trustee and votes of 649,187 Common Shares were withheld.

•	Votes of 30,746,897 Common Shares were cast for the election of Mr. Michael P. Glimcher as a Class II Trustee and votes of 3,842,639 Common Shares were withheld.

•	Votes of 30,741,364 Common Shares were cast for the election of Mr. Alan R. Weiler as a Class II Trustee and votes of 3,848,173 Common Shares were withheld.

In connection with Proposal 3, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP (“BDO”) as the Company's independent registered public accounting firm as set forth in the proxy statement for the Meeting and such appointment was ratified. There were no broker non-votes in connection with such proposal. Votes of 34,358,212 Common Shares were cast for the ratification of the appointment of BDO as the Company's independent registered public accounting firm; votes of 129,677 Common Shares were cast against such ratification; and holders of 101,647 Common Shares abstained from voting on the proposal.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.114	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993.

10.115	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993.

10.116	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994.

10.117	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996.

10.118	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997.

10.119	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997.

10.120	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998.

10.121	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000.

10.122	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003.

10.123	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004.

10.124	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 8, 2008.

10.125	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender.

10.126
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association).

10.127
Unconditional Guaranty of Payment and Performance, dated as of April 22, 2008, by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association).

10.128
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of five million dollars ($5,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association).

10.129
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of ten million dollars ($10,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association).

10.130
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of twenty-seven million two hundred and fifty thousand dollars ($27,250,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association).

10.131	Loan Agreement, dated as of June 3, 2008, by and between Puente Hills Mall, LLC and Eurohypo AG, New York Branch as administrative agent and lender.

10.132
Assignment of Leases and Rents, dated as of June 3, 2008, from Puente Hills Mall, LLC to Eurohypo AG, New York Branch, as administrative agent (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch).

10.133
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture Filing, dated as of June 3, 2008, made by Puente Hills Mall, LLC to Commonwealth Land Title Company, as trustee, for the benefit of Eurohypo AG, New York Branch, as administrative agent and beneficiary (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch).

10.134
Limited Guaranty, dated as of June 3, 2008, by Glimcher Properties Limited Partnership in favor of Eurohypo AG, New York Branch (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch).

10.135
Promissory Note, dated as of June 3, 2008, issued by Puente Hills Mall, LLC in the amount of ninety million dollars ($90,000,000) (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch).

10.136	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Trustee Awards).

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

Dated:  July 25, 2008