Form 10-Q
period 2008-09-30
GLIMCHER REALTY TRUST
filed 2008-10-24
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [_]  No [X]

As of October 23, 2008, there were 37,805,466 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 43 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	September 30, 2008	December 31, 2007
Investment in real estate:
Land	$243,569	$240,156
Buildings, improvements and equipment	1,751,018	1,703,491
Developments in progress	105,916	96,054
	2,100,503	2,039,701
Less accumulated depreciation	552,331	500,710
Property and equipment, net	1,548,172	1,538,991
Deferred costs, net	19,098	19,225
Real estate assets held-for-sale	63,138	68,671
Investment in and advances to unconsolidated real estate entities	117,665	83,116
Investment in real estate, net	1,748,073	1,710,003

Cash and cash equivalents	12,636	22,147
Non-real estate assets associated with discontinued operations	3,316	5,002
Restricted cash	14,851	14,217
Tenant accounts receivable, net	34,018	39,475
Deferred expenses, net	7,162	5,915
Prepaid and other assets	35,983	34,188
Total assets	$1,856,039	$1,830,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,200,512	$1,170,669
Mortgage notes payable associated with discontinued operations	72,229	81,541
Notes payable	354,036	300,000
Other liabilities associated with discontinued operations	1,924	2,763
Accounts payable and accrued expenses	60,801	62,969
Distributions payable	17,410	23,915
Total liabilities	1,706,912	1,641,857

Minority interest in operating partnership	-	-

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,796,682 and 37,687,039 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	378	377
Additional paid-in capital	563,912	563,460
Distributions in excess of accumulated earnings	(625,817)	(584,343)
Accumulated other comprehensive income (loss)	654	(404)
Total shareholders’ equity	149,127	189,090
Total liabilities and shareholders’ equity	$1,856,039	$1,830,947

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2008	2007
Revenues:
Minimum rents	$47,419	$45,960
Percentage rents	1,455	1,339
Tenant reimbursements	22,845	21,618
Other	9,700	4,538
Total revenues	81,419	73,455

Expenses:
Property operating expenses	16,691	15,471
Real estate taxes	8,489	7,610
Provision for doubtful accounts	1,309	946
Other operating expenses	6,671	1,314
Depreciation and amortization	21,215	17,486
General and administrative	4,473	3,802
Total expenses	58,848	46,629

Operating income	22,571	26,826

Interest income	262	220
Interest expense	20,723	21,612
Minority interest in operating partnership	-	3,665
Equity in (loss) income of unconsolidated real estate entities, net	(299)	164
Income from continuing operations	1,811	1,933
Discontinued operations:
Gain on sale of properties, net	-	48,784
Impairment adjustment	-	102
Loss from operations	(895)	(67)
Net income	916	50,752
Less: Preferred stock distributions	4,360	4,360
Net (loss) income available to common shareholders	$(3,444)	$46,392

(Loss) Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.07)	$0.03
Discontinued operations	$(0.02)	$1.20
Net (loss) income	$(0.09)	$1.24

EPS (diluted):
Continuing operations	$(0.07)	$0.03
Discontinued operations	$(0.02)	$1.20
Net (loss) income	$(0.09)	$1.23

Weighted average common shares outstanding	37,608	37,551
Weighted average common shares and common share equivalent outstanding	37,608	40,741

Cash distributions declared per common share of beneficial interest	$0.3200	$0.4808

Net income	$916	$50,752
Other comprehensive income (loss) on derivative instruments, net	36	(355)
Comprehensive income	$952	$50,397

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2008	2007
Revenues:
Minimum rents	$144,385		$136,778
Percentage rents	3,728		3,749
Tenant reimbursements	68,689		63,828
Other	20,378		13,229
Total revenues	237,180		217,584

Expenses:
Property operating expenses	49,590		46,478
Real estate taxes	25,918		23,738
Provision for doubtful accounts	4,318		2,569
Other operating expenses	10,980		5,544
Depreciation and amortization	60,667		53,543
General and administrative	13,048		12,385
Total expenses	164,521		144,257

Operating income	72,659		73,327

Interest income	791		459
Interest expense	61,977		66,863
Minority interest in operating partnership	-		3,317
Equity in (loss) income of unconsolidated real estate entities, net	(144)		1,557
Income from continuing operations	11,329		5,163
Discontinued operations:
Gain on sale of properties, net	1,252		47,349
Impairment loss	-		(2,350)
(Loss) income from operations	(1,894)		5,139
Net income	10,687		55,301
Less: Preferred stock distributions	13,078		13,078
Net (loss) income available to common shareholders	$(2,391)		$42,223

(Loss) Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.05)	$	(0.11)
Discontinued operations	$(0.02)		$1.25
Net (loss) income to common shareholders	$(0.06)		$1.14

EPS (diluted):
Continuing operations	$(0.05)	$	(0.11)
Discontinued operations	$(0.02)		$1.25
Net (loss) income to common shareholders	$(0.06)		$1.14

Weighted average common shares outstanding	37,595		37,120
Weighted average common shares and common share equivalent outstanding	37,595		40,116

Cash distributions declared per common share of beneficial interest	$0.9600		$1.4424

Net income	$10,687		$55,301
Other comprehensive income (loss) on derivative instruments, net	1,058		(239)
Comprehensive income	$11,745		$55,062

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$10,687	$55,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	6,036	4,506
Depreciation and amortization	60,667	55,928
Loan fee amortization	1,461	1,553
Equity in loss (income) of unconsolidated real estate entities, net	144	(1,557)
Capitalized development costs charged to expense	326	1,069
Minority interest in operating partnership	-	3,317
Impairment losses	-	2,350
Gain on sales of properties – discontinued operations	(1,252)	(47,349)
Gain on sales of outparcels	(883)	(1,093)
Stock option related expense	230	1,401
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	178	2,547
Prepaid and other assets	(1,536)	322
Accounts payables and accrued expenses	(5,702)	(8,802)

Net cash provided by operating activities	70,356	69,493

Cash flows from investing activities:
Additions to investment in real estate	(72,099)	(74,277)
Deposits on investment in real estate	-	(3,000)
Investment in unconsolidated real estate entities	(69,952)	(11,103)
Cash distributions from unconsolidated real estate entities	35,259	-
Proceeds from sale of outparcels	6,060	1,235
Proceeds from sale of assets	-	90
Proceeds from sale of properties	9,450	185,129
(Contributions to) withdrawals from restricted cash	(260)	424
Additions to deferred expenses	(4,069)	(3,205)

Net cash (used in) provided by investing activities	(95,611)	95,293

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	54,036	(45,600)
Additions to deferred financing costs	(453)	-
Proceeds from issuance of mortgage notes payable	42,250	-
Principal payments on mortgage notes payable	(21,594)	(71,197)
Exercise of stock options and other	235	15,647
Cash distributions	(58,730)	(70,765)

Net cash provided by (used in) financing activities	15,744	(171,915)

Net change in cash and cash equivalents	(9,511)	(7,129)

Cash and cash equivalents, at beginning of period	22,147	11,751

Cash and cash equivalents, at end of period	$12,636	$4,622

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”). At September 30, 2008, GRT both owned interests in and managed 26 Properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 3 Community Centers.  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of Glimcher Realty Trust, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of September 30, 2008, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheet, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At September 30, 2008 and December 31, 2007, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $6,084 and $5,704 as of September 30, 2008 and December 31, 2007, respectively.

Share distributions of $12,094 and $18,120 and Operating Partnership distributions of $956 and $1,436 were declared, but not paid as of September 30, 2008 and December 31, 2007, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of September 30, 2008 and December 31, 2007.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,047 and $3,046 were declared, but not paid as of September 30, 2008 and December 31, 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company is evaluating the impact of this standard as it relates to Company’s future acquisitions.

In late 2007, the FASB issued SFAS No. 160, “Reporting for Minority Interests.”  Currently, minority interest is not part of shareholders’ equity. Under SFAS No. 160, minority interest will become part of shareholders’ equity. This change may affect key financial ratios, such as debt to equity ratios.  This standard is effective no later than for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of this standard as it relates to Company’s financial position, results of operations and financial ratios.

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. Statement No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In October 2008, FASB issued Staff Position No. FAS 157-3, which clarifies the application of FASB Statement No. 157 Fair Value Measurements. Staff Position No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2008 presentation.

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  As of September 30, 2008, the Company has classified two Malls (Eastland Mall (North Carolina) and The Great Mall of the Great Plains) and one Community Center (Ohio River Plaza) as held-for-sale.  The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the Consolidated Statements of Operations and the net book value of the assets are reflected as held-for-sale on the Consolidated Balance Sheets.  The table below provides information on the held-for-sale assets.

	September 30, 2008	December 31, 2007
Number of Properties held-for-sale	3	4
Real estate assets held-for-sale	$63,138	$68,671
Mortgage notes payable associated with Properties held-for-sale	$72,229	$81,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of September 30, 2008 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For the Ventures listed below it was determined that they qualified for treatment as unconsolidated joint ventures and would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

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

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 620,000 square feet of gross leasable space to be developed in Scottsdale, Arizona (the “Scottsdale Development”).  The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which investment represents common equity contributions of each party.  From January 2008 to May 2008, the Company made cumulative preferred investments of $14,000 in the Scottsdale Venture with no corresponding investment by Wolff.  This preferred investment was in addition to the $4,000 cumulative preferred investment made by the Company during 2007.  On May 27, 2008, the Company received a payment from the Scottsdale Venture in the amount of approximately $18,801, which represented a return of all of the Company’s preferred investment as of the date of payment as well as the full amount of the then accrued return on the Company’s preferred investment.  From June 2008 to September 2008, the Company made cumulative preferred investments in the Scottsdale Venture in the amount of $28,000. The Company received payments from the Scottsdale Venture in the amount of approximately $6,894 and $3,055 on July 7, 2008 and August 1, 2008, respectively, representing a partial return of its preferred investment.  As of September 30, 2008, the preferred investment in the Scottsdale Venture is approximately $18,051 and is eligible to receive a weighted average preferred return of up to 20.66%. The Company’s total investment in the Scottsdale Venture is approximately $28,801.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that is to be developed.  The Surprise Venture is in the process of developing 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $1,005 and $518 for these services for the three months ended September 30, 2008 and 2007, respectively, and fee income of $3,049 and $1,339 for the nine months ended September 30, 2008 and 2007, respectively.

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	September 30, 2008	December 31, 2007
Balance Sheet
Assets:
Investment properties at cost, net	$238,193	$240,016
Construction in progress	88,831	22,055
Intangible assets (1)	8,681	10,156
Other assets	23,544	28,775
Total assets	$359,249	$301,002
Liabilities and members’ equity:
Mortgage notes payable	$127,867	$123,203
Intangibles (2)	8,617	10,520
Other liabilities	15,488	11,847
	151,972	145,570
Members’ equity	207,277	155,432
Total liabilities and members equity	$359,249	$301,002

Operating Partnership’s share of member’s equity	$116,740	$82,119

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $294 and $390 for above-market acquired leases as of September 30, 2008 and December 31, 2007, respectively, and $8,911 and $10,910 for below-market acquired leases as of September 30, 2008 and December 31, 2007, respectively.

Members’ Equity to Company Investment in and Advances to Unconsolidated Entities:

	September 30, 2008	December 31, 2007
Members’ equity	$116,740	$82,199
Advances and additional costs	925	917

Investments in and advances to unconsolidated real estate entities	$117,665	$83,116

	For the Three Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations
Total revenues	$8,400	$8,684
Operating expenses	4,666	4,587
Depreciation and amortization	2,973	2,168
Operating income	761	1,929
Other expenses, net	4	20
Interest expense, net	1,323	1,585
Net (loss) income	(566)	324
Preferred dividend	8	8
Net (loss) income available from the Company’s unconsolidated real estate entities	$(574)	$316

GPLP’s share of (loss) income from unconsolidated real estate entities	$(299)	$164

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Statements of Operations
Total revenues	$24,887	$26,549
Operating expenses	13,059	12,027
Depreciation and amortization	7,231	6,612
Operating income	4,597	7,910
Other expenses, net	13	27
Interest expense, net	4,837	4,867
Net (loss) income	(253)	3,016
Preferred dividend	23	23
Net (loss) income available from the Company’s unconsolidated real estate entities	(276)	$2,993

GPLP’s share of (loss) income from unconsolidated real estate entities	$(144)	$1,557

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

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	September 30, 2008	December 31, 2007

Billed receivables	$15,221	$17,453
Straight-line receivables	19,502	20,509
Unbilled receivables	8,127	8,638
Less: allowance for doubtful accounts	(8,832)	(7,125)
Net accounts receivable	$34,018	$39,475

Accounts Receivable – Assets Held-For-Sale (1)	September 30, 2008	December 31, 2007

Billed receivables	$2,454	$2,300
Straight-line receivables	399	329
Unbilled receivables	(68)	1,032
Less: allowance for doubtful accounts	(1,265)	(1,386)
Net accounts receivable	$1,520	$2,275

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of September 30, 2008 and December 31, 2007 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date

	2008	2007	2008	2007
Fixed Rate:
Morgantown Mall Associates, LP	$50,740	$51,503	10.94%	6.89%	(h)	(a)	$50,823	(h)
Grand Central, LP	46,362	47,001	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	37,959	38,323	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,568	39,969	8.20%	8.20%	(n)	(a)	$38,543	(i)
Catalina Partners, LP	42,250	-	4.72%		(o)	(b)	$42,250	April 23, 2011
Glimcher Ashland Venture, LLC	23,850	24,273	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	54,270	54,983	8.27%	8.27%	(n)	(a)	$49,864	(j)
Glimcher WestShore, LLC	92,362	93,624	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	137,804	139,692	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	129,373	131,069	5.42%	5.42%	(n)	(a)	$116,922	(k)
JG Elizabeth, LLC	153,989	156,082	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	106,157	107,499	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher SuperMall Venture, LLC	57,925	58,624	7.54%	7.54%	(n)	(a)	$49,969	(l)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(d)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(e)	$38,057	December 11, 2016
Tax Exempt Bonds (r)	19,000	19,000	6.00%	6.00%		(f)	$19,000	November 1, 2028
	1,201,609	1,171,642

Other:
Fair value adjustments	(1,097)	(973)

Mortgage Notes Payable:	$1,200,512	$1,170,669

Properties Held-for-Sale
Mount Vernon Venture, LLC (p) (s)	$-	$8,634		7.41%
Charlotte Eastland Mall, LLC (p) (q)	42,229	42,907	13.50%	7.84%	(n)	(a)	$42,302	(g)
GM Olathe, LLC (p) (q)	30,000	30,000	4.30%	6.35%	(m)	(b)	$30,000	January 12, 2009

Mortgage Notes Payable Associated with Properties Held-for-Sale	$72,229	$81,541

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest payments are required.
(d)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest payments are required.
(e)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest payments are required.
(f)	The loan requires semi-annual payments of interest.
(g)
The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.   The Company elected not to prepay this nonrecourse loan while discussions with the loan servicer were still ongoing.  The 13.5% interest rate went into effect after the optional prepayment date.

(h)
The loan matures in September 2028, with an optional prepayment (without penalty) date on September 11, 2008.  The Company elected not to prepay the loan until the new financing on Morgantown Mall was in place, which occurred on October 14, 2008.  The 10.94% interest rate went into effect after the optional prepayment date.  The Company only incurred one month of interest at this rate.

(i)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(j)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(k)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(l)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(m)	Interest rate of LIBOR plus 165 basis points effectively fixed through a swap agreement at a rate of 4.30% and 6.35% at September 30, 2008 and December 31, 2007, respectively.
(n)	Interest rate escalates after optional prepayment date.
(o)	Interest rate of LIBOR plus 165 basis points fixed through a swap agreement at a rate of 4.72% at September 30, 2008.
(p)	Mortgage note payable associated with property held-for-sale as of December 31, 2007.
(q)	Mortgage note payable associated with property held-for-sale as of September 30, 2008.
(r)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the property, the loan is fully guaranteed by Glimcher Realty Trust.

(s)	This loan was paid off in February 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,408,265 and $1,399,832 at September 30, 2008 and December 31, 2007, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at September 30, 2008.  Additionally, at September 30, 2008 one of the loans contained cross-default provisions and is cross-collateralized with mortgages on two Properties owned by Morgantown Mall Associates, LP.  Under such cross-default provisions, a default under any mortgage included in a cross-defaulted loan may constitute a default under all such mortgages under that loan and may lead to acceleration of the indebtedness due on each Property within the collateral pool.  Additionally, $38,450 of mortgage notes payable relating to certain Properties have been guaranteed by GPLP as of September 30, 2008.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants as of September 30, 2008.

At September 30, 2008, the outstanding balance on the Credit Facility was $354,036.  Additionally, $26,318 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2008, the unused balance of the Credit Facility available to the Company was $89,646 and the interest rate was 5.08%.

At December 31, 2007, the outstanding balance on the Credit Facility was $300,000.  Additionally, $21,176 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2007, the unused balance of the Credit Facility available to the Company was $148,824 and the interest rate was 5.65%.

9.	Derivative Financial Instruments

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS Nos. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  During the three months ended September 30, 2008, the Company recognized additional other comprehensive income of $36 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008, net of $324 in reclassifications to earnings for interest rate swap settlements. During the three months ended September 30, 2007, the Company recognized additional other comprehensive loss of $355 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2007, net of $(116) in reclassifications to earnings for interest rate swap settlements during the period and $(28) in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.  During the nine months ended September 30, 2008, the Company recognized additional other comprehensive income of $1,058 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008, net of $977 in reclassifications to earnings for interest rate swap settlements during the period.  During the nine months ended September 30, 2007, the Company recognized additional other comprehensive loss of $239 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2007, net of $(267) in reclassifications to earnings for interest rate swap settlements during the period and $(19) in minority interest participation.  The interest rate swap settlements were offset by a corresponding reduction in interest expense related to the interest payments being hedged.

The hedging strategy is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	Notional	Interest
Hedge Type	Value	Rate	Maturity	Fair Value
Swap – Cash Flow	$30,000	2.6500%	January 12, 2009	$76
Swap – Cash Flow	$70,000	2.5225%	February 16, 2010	$529
Swap – Cash Flow	$42,250	3.0700%	May 3, 2010	$59

The derivative instruments were reported at their fair value of $664 and $(437) in accounts payable and accrued expenses at September 30, 2008 and December 31, 2007, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation). Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the nine months ended September 30, 2008.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  Standard market conventions and techniques such as undiscounted cash flow analysis, replacement cost, and termination cost are used to determine fair value.

10.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; and accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Liabilities
Derivative instruments, net	$-	$664	$-	$664

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

11.	Stock Based Compensation

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

For the nine months ended September 30, 2008, 90,333 shares of restricted common stock were granted.  The related compensation expense for all restricted common stock issued for the three months ended September 30, 2008 and 2007 was $178 and $220, respectively, and $610 and $622 for the nine months ended September 30, 2008 and 2007, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods, over a weighted average period of 3.5 years, is $2,400 as of September 30, 2008.

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

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the first quarter of 2008. There were no adjustments to compensation expense associated with the Incentive Plan for the three months ended September 30, 2008. The amount of compensation expense related to the Incentive Plan for the three and nine months ended September 30, 2007 was $165 and $379, respectively.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During 2008 the Company issued 121,750 options.  The fair value of each option grant was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 2.75%, expected annual lives of five years, annual dividend rates of $1.28 and weighted average volatility of 26.6%.  The weighted average fair value of options issued during the nine months ended September 30, 2008 was $.58 per share.  Compensation expense recorded related to the Company’s share option plans was $45 and $148 for the three months ended September 30, 2008 and 2007, respectively, and $176 and $400 for the nine months ended September 30, 2008 and 2007, respectively.

12.	Commitments and Contingencies

At September 30, 2008, there were approximately 3.0 million units of partnership interest in the Operating Partnership (“OP Units”) outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2008 is $29,728 based upon a per unit value of $9.95 at September 30, 2008 (based upon a five-day average of the Common Stock price from September 23, 2008 to September 29, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2008			2007
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$1,811			$1,933
Less: preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments (1)	-			3,597
(Loss) income from continuing operations	$(2,549)	37,608	$(0.07)	$1,170	37,551	$0.03

Discontinued operations	$(895)			$48,819
Minority interest adjustments (1)	-			(3,597)
Discontinued operations	$(895)	37,608	$(0.02)	$45,222	37,551	$1.20

Net (loss) income to common shareholders	$(3,444)	37,608	$(0.09)	$46,392	37,551	$1.24

Diluted EPS:
Income from continuing operations	$1,811	37,608		$1,933	37,551
Less: preferred stock dividends	(4,360)			(4,360)
Minority interest adjustments	-			3,665
Operating partnership units		-			2,996
Options		-			84
Restricted shares		-			110
(Loss) income from continuing operations	$(2,549)	37,608	$(0.07)	$1,238	40,741	$0.03

Discontinued operations	$(895)	37,608	$(0.02)	$48,819	40,741	$1.20

Net (loss) income to common shareholders before minority interest	$(3,444)	37,608	$(0.09)	$50,057	40,741	$1.23

	For the Nine Months Ended September 30,
	2008			2007
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$11,329			$5,163
Less: preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments (1)	-			3,739
Loss from continuing operations	$(1,749)	37,595	$(0.05)	$(4,176)	37,120	$(0.11)

Discontinued operations	$(642)			$50,138
Minority interest adjustments (1)	-			(3,739)
Discontinued operations	$(642)	37,595	$(0.02)	$46,399	37,120	$1.25

Net (loss) income to common shareholders	$(2,391)	37,595	$(0.06)	$42,223	37,120	$1.14

Diluted EPS:
Income from continuing operations	$11,329	37,595		$5,163	37,120
Less: preferred stock dividends	(13,078)			(13,078)
Minority interest adjustments	-			3,317
Operating partnership units		-			2,996
Options		-			-
Restricted shares		-			-
Loss from continuing operations	$(1,749)	37,595	$(0.05)	$(4,598)	40,116	$(0.11)

Discontinued operations	$(642)	37,595	$(0.02)	$50,138	40,116	$1.25

Net (loss) income to common shareholders before minority interest	$(2,391)	37,595	$(0.06)	$45,540	40,116	$1.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(1) The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been anti-dilutive.  The number of such options was 1,360 and 471 as of September 30, 2008 and 2007, respectively.

14.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of September 30, 2008 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended September 30,
	2008	2007
Revenues	$2,966	$7,256
Operating expenses	(2,496)	(5,942)
Operating income	470	1,314
Interest expense, net	(1,365)	(1,381)
Net loss from operations	(895)	(67)
Impairment adjustment on real estate	-	102
Gain on sale of assets	-	48,784
Net (loss) income from discontinued operations	$(895)	$48,819

	For the Nine Months Ended September 30,
	2008	2007
Revenues	$9,506	$31,764
Operating expenses	(7,621)	(20,758)
Operating income	1,885	11,006
Interest expense, net	(3,779)	(5,867)
Net (loss) income from operations	(1,894)	5,139
Impairment adjustment on real estate	-	(2,350)
Gain on sale of assets	1,252	47,349
Net (loss) income from discontinued operations	$(642)	$50,138

15.	Acquisitions

On October 9, 2007, the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The Company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

Intangibles, which were recorded as of the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Ohio, Polaris Fashion Place, Polaris Towne Center, and Merritt, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.4 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.8 years.  The net book value of the above-market leases is $4,813 and $5,531 as of September 30, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet.  The net book value of the below-market leases is $12,532 and $15,407 as of September 30, 2008 and December 31, 2007, respectively, and is included in the accounts payable and accrued liabilities on  the Consolidated  Balance Sheet.  The net  book  value of the tenant relationships is $2,593 and $2,840 as of September 30, 2008 and December 31, 2007, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet.  The net book value of in place leases was $2,815 and $4,625 at September 30, 2008 and December 31, 2007, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheet.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $316 and $123 for the three months ended September 30, 2008 and 2007, respectively, and $101 and $425 for the nine months ended September 30, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

16.	Subsequent Events

On October 10, 2008, the Company executed a loan agreement to borrow $40,000.  The loan agreement is secured by a first lien on Morgantown Mall located in Morgantown, West Virginia.  The new loan has a term of five years comprised of an initial three-year maturity with two, one-year extension options.  The loan is 50% recourse with a floating rate of LIBOR plus 3.50% per annum.  The interest rate was subsequently fixed with an interest rate protection agreement at a rate of 6.52% per annum for the first two years of the initial term. Net proceeds from the financing along with available capacity on the Credit Facility were used to pay off the existing $51,000 mortgage loan on Morgantown Mall and Morgantown Commons.

On October 22, 2008 the Company closed on a $40,000 loan secured by a first mortgage on Northtown Mall located in Blaine, Minnesota.  The new loan has a term of four years comprised of an initial three-year maturity with a one-year extension option.  The loan is 50% recourse with a floating rate of LIBOR plus 3.00% per annum.  The interest rate was subsequently fixed with an interest rate protection agreement at a rate of approximately 6.0% per annum for the initial term. Net proceeds from the financing were used to pay down outstanding borrowings on the Company’s Credit Facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital;  tenant or joint venture partner(s) bankruptcies;  failure to increase mall store occupancy and same-mall operating income;  rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices;  the failure to upgrade our tenant mix; restrictions in current financing arrangements;  the failure to fully recover tenant obligations for common area maintenance; insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other Properties (defined herein) as well as impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in the Company’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within the Company’s construction loans and corporate credit facility as well as other risks listed from time to time in this Form 10-Q and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of September 30, 2008, we owned interests in and managed 26 Properties located in 14 states, consisting of 23 Malls (two of which are partially owned through a joint venture) and three Community Centers.  The Properties contain an aggregate of approximately 21.4 million square feet of gross leasable area (“GLA”) of which approximately 94.9% was occupied at September 30, 2008.

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

Our strategy is to be a leading REIT focusing on enclosed malls and other anchored retail properties located primarily in the top 100 metropolitan statistical areas by population.  We expect to continue investing in select development opportunities and in strategic acquisitions of mall properties that provide growth potential while disposing of non-strategic assets.  We expect to finance acquisition transactions with cash on hand, borrowings under our credit facilities, proceeds from strategic joint venture partners, asset dispositions, secured mortgage financings, the issuance of equity or debt securities, or a combination of one or more of the foregoing.

During the last four years, we have made substantial progress in our disposition of non-strategic assets.  From the period beginning December 31, 2003 through December 31, 2007, we reduced the number of Properties held from 70 to 27.  Our disposition program’s goal was to enhance the quality and growth profile of our portfolio of properties.  The first phase of the program was to divest from a majority of our Community Center assets which was driven by our decision to evolve from a community center company to one founded on higher growth mall properties.  Once that phase was substantially completed, we commenced a program to sell non-strategic mall assets that lacked the quality characteristics we wanted for long-term investment and focused on re-investment into higher quality malls and in our portfolio through redevelopment. In implementing the disposition program, we disposed of 41 Community Centers and 5 malls during this period.  We had two Community Centers and two Malls held for sale at the end of 2007, one of the Community Centers was sold in 2008.  We re-invested the proceeds from these asset dispositions in higher quality properties during the above referenced five year period.  During that time, we acquired three malls (two through a joint venture) that were new to our portfolio as well as purchased the remaining joint venture interest in two other properties.

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

FFO is defined by the National Association of Real Estate Investment Trusts or “NAREIT” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO does include impairment losses for properties held-for-sale and held-for-use.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended September 30,
	2008	2007
Net (loss) income available to common shareholders	$(3,444)	$46,392
Add back (less):
Real estate depreciation and amortization	20,677	17,842
Equity in loss (income) of unconsolidated entities	299	(164)
Pro-rata share of unconsolidated real estate entities funds from operations	1,230	1,281
Minority interest in operating partnership	-	3,665
Gain on the sale of properties	-	(48,784)
Funds from operations	$18,762	$20,232

	For the Nine Months Ended September 30,
	2008	2007
Net (loss) income available to common shareholders	$(2,391)	$42,223
Add back (less):
Real estate depreciation and amortization	59,129	54,672
Equity in loss (income) of unconsolidated entities	144	(1,557)
Pro-rata share of unconsolidated real estate entities funds from operations	3,565	4,970
Minority interest in operating partnership	-	3,317
Gain on the sale of properties	(1,252)	(47,349)
Funds from operations	$59,195	$56,276

FFO increased by $2.9 million or 5.2% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Contributing to this increase was a $7.1 million improvement in Property net operating income from our Properties held in continuing operations.  The main factors contributing to this increase were the additional operating income obtained following the acquisition of Merritt Square Mall, additional fee income driven from our joint ventures, and improved same mall operating performance.  Also during the nine months ended September 30, 2007, we incurred $2.4 million of impairment charges.  There were no impairment charges for the same period in 2008.  Lastly, we incurred $4.9 million less in interest expense which was primarily attributed to lower interest rates and higher capitalized interest.

Offsetting these increases to FFO, we received $10.5 million less in FFO from Properties that were sold during 2007 and 2008.  Also, we received $1.4 million less in FFO from our unconsolidated real estate entities primarily attributed to a $1.0 million favorable variance when we recorded our tenant reconciliations in 2007.

Results of Operations – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Total revenues increased $8.0 million or 10.8% for the three months ended September 30, 2008 compared to the same period last year. Minimum rents increased $1.5 million, percentage rents increased $116,000, tenant reimbursements increased $1.2 million, and other revenues increased $5.2 million.

Minimum rents

Minimum rents increased $1.5 million, or 3.2%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The acquisition of Merritt Square Mall in October 2007 added $2.4 million in base rents for the third quarter of 2008.   Offsetting this increase to minimum rents was a reduction in termination income of $128,000.  Also, we wrote off approximately $800,000 of lease inducements, straight line receivables and intangibles related to Steve & Barry’s leases associated with their bankruptcy proceedings.

Tenant reimbursements

Tenant reimbursements increased $1.2 million, or 5.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Contributing to this increase is Merritt Square Mall with $800,000 in tenant reimbursements for the third quarter of 2008.  Revenue also increased by $427,000 on comparable malls due to tenant reimbursement of increased property operating expenses.

Other revenues

Other revenues increased $5.2 million or 113.8%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Components of other revenue are shown below (in thousands):

	For the Three Months Ended September 30,
	2008	2007	Inc. (Dec.)
Licensing agreement income	$2,232	$2,071	$161
Outparcel sales	5,000	235	4,765
Sponsorship income	420	395	25
Management and development fees	1,005	648	357
Other	1,043	1,189	(146)
Total	$9,700	$4,538	$5,162

The increase in management fees for the three months ended September 30, 2008 is attributable to the development fees we received for our Scottsdale Quarter development, a retail and office complex consisting of approximately 620,000 square feet of gross leasable space of which approximately 420,000 square feet shall be designated for retail space and approximately 200,000 square feet shall be designated for additional office space constructed above the retail units (the “Scottsdale Development”).  The increase in outparcel sales relates to a $5.0 million sale at Jersey Gardens to an Embassy Suites franchisee.

Expenses

Total expenses increased $12.2 million, or 26.2% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Real estate taxes and property operating expenses increased $2.1 million, the provision for doubtful accounts increased by $363,000, other operating expenses increased by $5.4 million, depreciation and amortization increased $3.7 million, and general and administrative expenses increased by $671,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 9.1%, or $2.1 million, for the three months ended September 30, 2008 compared to the same period last year.  Real estate taxes increased $879,000 or 11.6%, of which, Merritt Square Mall contributed $184,000 of the increase.  The remaining increase can be attributed to successful real estate tax appeals relating to prior periods that were recognized during the third quarter of 2007.  We also experienced high real estate tax expense due primarily to increased assessed values of recently redeveloped Properties.  Property operating expenses increased 7.9%, or $1.2 million, for the three months ended September 30, 2008 compared to the same period in 2007 largely due to the acquisition of Merritt Square Mall.

Provision for doubtful accounts

The provision for doubtful accounts increased $363,000 for the three months ended September 30, 2008 compared to the same period in the previous year.  The increase was primarily due to exposure resulting from recent tenant bankruptcy filings.

Other operating expenses

Other operating expenses were $6.7 million for the three months ended September 30, 2008 compared to $1.3 million for the corresponding period in 2007.  During the third quarter of 2008 we incurred approximately $4.9 million in costs associated with the sale of an outparcel as compared to $18,000 during the quarter ended September 30, 2007.

Depreciation and amortization

Depreciation expense was $21.2 million for the three months ended September 30, 2008 compared to $17.5 million for the three months ended September 30, 2007.  The increase is primarily attributable to the addition of Merritt Square Mall to our Mall portfolio in October 2007.  Also contributing to the increase was the write-off of approximately $1.2 million of tenant improvements relating to three leases for Steve & Barry’s stores terminated as part of its bankruptcy proceedings.

General and administrative

General and administrative expense was $4.5 million and represented 5.5% of total revenues for the three months ended September 30, 2008 compared to $3.8 million and 5.2% of total revenues for the corresponding period in 2007.  The increase primarily relates to increased employee related expenses, increased legal fees and increased occupancy costs associated with the new corporate office.

Interest expense/capitalized interest

Interest expense decreased 4.1%, or $889,000, for the three months ended September 30, 2008.  The summary below identifies the change by its various components (dollars in thousands).

	For the Three Months Ended September 30,
	2008	2007	Inc. (Dec.)
Average loan balance (continuing operations)	$1,527,743	$1,391,249	$136,494
Average rate	5.67%	6.35%	(0.68)%

Total interest	$21,656	$22,086	$(430)
Amortization of loan fees	481	472	9
Capitalized interest and other, net	(1,414)	(946)	(468)
Interest expense	$20,723	$21,612	$(889)

The decrease in “Total interest” was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in rate offset an increase in the “Average loan balance” which was primarily the result of funding acquisitions, capital improvements, and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity than the same period last year.

Equity in income of unconsolidated real estate entities, net

Net (loss) income available from unconsolidated real estate entities was $(299,000) compared to $164,000 for the three months ended September 30, 2008 and 2007, respectively.  The net income available from unconsolidated real estate entities results primarily from our investment in Puente Hills Mall and Tulsa Promenade.  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group, which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. The decrease in net income was primarily driven by approximately $646,000 less in recovery income.  Also, depreciation expense increased due to the write-off of tenant improvements and leasing commissions associated with tenants that were terminated as part of bankruptcy proceedings.

The reconciliation of the net income from the unconsolidated real estate entities to FFO for these Properties is shown below (in thousands).

	For the Three Months Ended September 30,
	2008	2007
Net (loss) income available from unconsolidated real estate entities	$(574)	$316
Add back:
Real estate depreciation and amortization	2,939	2,148
Funds from operations	$2,365	$2,464
Pro-rata share of unconsolidated real estate entities funds from operations	$1,230	$1,281

Discontinued Operations

Total revenues from discontinued operations were $3.0 million in the three months ended September 30, 2008 compared to the $7.3 million for the corresponding period in 2007.  Loss from discontinued operations for the three months ended September 30, 2008 and 2007 was $895,000 and $67,000, respectively.  The variances in total revenues and loss from discontinued operations is primarily attributable to Properties that were sold during the second half of 2007.  During the three months ended September 30, 2007, we recorded a $48.8 million gain on the sale of Properties.  This gain was primarily attributable to the sale of University Mall located in Tampa, Florida and Almeda Mall located in Houston, Texas.  There were no Properties sold during the three months ended September 30, 2008.

Status of Property Dispositions

The Company had three Properties held for sale at September 30, 2008.  The status of each Property is discussed below:

•	Ohio River Valley – We are in discussions with interested buyers and remain committed to sell this Community Center Property.

•
Great Mall of the Great Plains (“Great Mall”) – We are in contract to sell this asset and the buyer has approximately 10% of the purchase price at risk and is expected to close in 2008.  The contract price is above the net book value of the Property.  We expect to use the proceeds from this Property sale as well as funds from our line of credit to repay the $30 million loan on the Property.

•
Eastland Mall (Charlotte) -- The Company is negotiating a restructuring of the loan on our Eastland Charlotte Mall with the loan’s special servicer. During the three months ended September 30, 2008, GPLP voluntarily dismissed the legal action it previously filed to have a receiver appointed for the mall and liquidate the asset.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Total revenues increased $19.6 million, or 9.0%, for the nine months ended September 30, 2008 compared to the same period last year.  Minimum rents increased $7.6 million, percentage rents decreased by $21,000, tenant reimbursements increased $4.9 million, and other revenues increased $7.1 million.

Minimum rents

Minimum rents increased $7.6 million, or 5.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The acquisition of Merritt Square Mall in October 2007 added $6.4 million in base rents for the first nine months of 2008.   We also received $248,000 in additional lease termination income.

Tenant reimbursements

Tenant reimbursements increased $4.9 million, or 7.6%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Contributing to this increase is Merritt Square Mall with $2.5 million in tenant reimbursements for the first nine months of 2008.  Revenue also increased by $2.4 million on comparable malls due to increased tenant reimbursement of property operating expenses.

Other revenues

Other revenues increased $7.1 million, or 54.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Components of other revenue are shown below (in thousands):

	For the Nine Months Ended September 30,
	2008	2007	Inc. (Dec.)
Licensing agreement income	$6,133	$5,903	$230
Outparcel sales	6,060	1,235	4,825
Sponsorship income	1,213	894	319
Management and development fees	3,411	1,514	1,897
Other	3,561	3,683	(122)
Total	$20,378	$13,229	$7,149

The increase in management fees for the nine months ended September 30, 2008 is due to the development fees we received for our Scottsdale Development. The increase in outparcel sales relates to a $5.0 million sale at Jersey Gardens to an Embassy Suites franchisee.

Expenses

Total expenses increased $20.3 million, or 14.0%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Real estate taxes and property operating expenses increased $5.3 million, the provision for doubtful accounts increased by $1.7 million, other operating expenses increased by $5.4 million, depreciation and amortization increased $7.1 million, and general and administrative expenses increased by $663,000.

Real estate taxes and property operating expenses

Real estate taxes and property operating expenses increased 7.5%, or $5.3 million, for the nine months ended September 30, 2008 compared to the same period last year.  Real estate taxes increased $2.2 million, or 9.2%.  The 2008 real estate tax expense increases are primarily the result of taxes related to Merritt Square Mall of $551,000 as well as increased assessed values resulting from some of our redevelopment projects.   Also contributing to the increase was a credit we received in 2007 as a result of a successful 2006 tax appeal.  Property operating expenses increased 6.7%, or $3.1 million, for the nine months ended September 30, 2008 compared to the same period in 2007 largely due to the acquisition of Merritt Square Mall.

Provision for doubtful accounts

The provision for doubtful accounts increased $1.7 million for the nine months ended September 30, 2008 compared to the same period in the previous year.  The increase was primarily due to exposure resulting from recent tenant bankruptcy filings.

Other operating expenses

Other operating expenses were $11.0 million for the nine months ended September 30, 2008 compared to $5.5 million for the corresponding period in 2007.  During the nine months ended September 30, 2008, we incurred approximately $5.2 million in costs associated with the sale of outparcels as compared to $136,000 during the nine ended September 30, 2007.

Depreciation and amortization

Depreciation expense was $60.7 million for the nine months ended September 30, 2008 compared to $53.5 million for the nine months ended September 30, 2007 and represents a $7.2 million increase.  Of this increase, $4.2 million is attributable to the addition of Merritt Square Mall to our portfolio.  We also incurred $1.2 million for the write-off of tenant improvements and leasing commissions relating to three leases for Steve & Barry’s stores terminated as part of bankruptcy proceedings.

General and administrative

General and administrative expense was $13.0 million and represented 5.5% of total revenues for the nine months ended September 30, 2008 compared to $12.4 million and 5.7% of total revenues for the corresponding period in 2007.  The increase primarily relates to increased insurance costs as well as an increase in occupancy costs associated with the new corporate office.

Interest expense/capitalized interest

Interest expense decreased 7.3%, or $4.9 million, for the nine months ended September 30, 2008.  The summary below identifies the change by its various components (dollars in thousands).

	For the Nine Months Ended September 30,
	2008	2007	Inc. (Dec.)
Average loan balance (continuing operations)	$1,512,092	$1,451,354	$60,738
Average rate	5.71%	6.22%	(0.51)%

Total interest	$64,755	$67,706	$(2,951)
Amortization of loan fees	1,409	1,415	(6)
Capitalized interest and other, net	(4,187)	(2,258)	(1,929)
Interest expense	$61,977	$66,863	$(4,886)

The decrease in “Total interest” was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rate offset an increase in the “Average loan balance” which was primarily the result of funding acquisitions, capital improvements, and the Company’s redevelopment program.  The variance in “Capitalized interest and other, net” was primarily due to a higher level of construction and redevelopment activity versus the same period last year.

Equity in income of unconsolidated real estate entities, net

Net (loss) income available from unconsolidated real estate entities was $(144,000) compared to $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.  The net (loss) income available from unconsolidated real estate entities results primarily from our investment in Puente Hills Mall and Tulsa Promenade.  These Properties are held through the ORC Venture.  The decrease in net income was primarily driven by approximately $1.7 million less in recovery income. We also incurred $385,000 more in bad debt expense related to bankrupt tenants.  Lastly, we incurred $619,000 more in depreciation expense due to vacating anchor tenants.

The reconciliation of the net income from the unconsolidated real estate entities to FFO is shown below (in thousands).

	For the Nine Months Ended September 30,
	2008	2007
Net (loss) income available from unconsolidated real estate entities	$(276)	$2,993
Add back:
Real estate depreciation and amortization	7,130	6,562
Funds from operations	$6,854	$9,555

Pro-rata share of unconsolidated real estate entities’ funds from operations	$3,565	$4,970

Discontinued Operations

Total revenues from discontinued operations were $9.5 million in the nine months ended September 30, 2008 compared to the $31.8 million for the corresponding period in 2007.  (Loss) income from discontinued operations for the nine months ended September 30, 2008 and 2007 was $(1.9) million and $5.1 million, respectively.  The variances in total revenues and (loss) income from discontinued operations are primarily attributable to Properties that were sold during 2007.  During the nine months ended September 30, 2008, we recorded a $1.3 million gain on the sale of Properties which is primarily attributable to the sale of one Property.  During the nine months ended September 30, 2007, we recorded a $47.3 million gain on the sale of Properties. This gain was primarily attributable to the sale of University Mall located in Tampa, Florida and Almeda Mall located in Houston, Texas.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares”) and units of partnership interest in the Operating Partnership (“OP Units”).  We anticipate that these needs will be met primarily with cash flows provided by operations.  In January 2008, we announced a revised dividend and distribution policy for our Common Shares and OP Units.  We have the expectation that the reduced dividend rate will enhance our short-term liquidity and provide greater financial flexibility to the Company.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During April 2008, we closed on a $42.3 million financing of our Colonial Park Mall.  In June 2008, we closed on a $90.0 million refinancing on Puente Hills Mall, a Property owned through a joint venture.  As permitted under the loan agreement for the Puente refinancing, the venture subsequently repaid $45 million on the loan because of the inability of the Company and the lender to agree on syndication terms for the loan.  The Company obtained the repayment funds for its proportionate share of the funds required for repayment totaling approximately $23.5 million from our credit facility (the “Credit Facility”).  During October 2008, we closed on two $40 million loan transactions. One of the loans is secured by Morgantown and the other by Northtown Mall.  The proceeds from the Morgantown Mall refinancing were applied toward the repayment of the $51 million loan on Morgantown Commons, a Community Center located in Morgantown, West Virginia, and Morgantown Mall, that matured in September 2008.  The net proceeds from the Northtown Mall financing were used to pay down outstanding borrowings on the Company's Credit Facility.

Excluding the Eastland Charlotte loan, which is discussed below, the Company has now completed the refinancing of all its remaining debt maturities for 2008.  With respect to 2009 debt maturities, the Company plans to use the capacity created on the Credit Facility by the closing of the Northtown Mall financing to address the repayment of its Grand Central Mall loan due in February 2009.  The $46 million Grand Central Mall loan represents the Company's most significant property debt maturity in 2009. Other property mortgage debt maturing in 2009 includes loans on the Great Mall of the Great Plains (“Great Mall”) and Tulsa Promenade.  Great Mall is currently under contract for sale with closing scheduled for mid-December of 2008. The Company has already received 10% of the purchase price in the form of a non-refundable deposit from the prospective buyer.  The Company also expects, if necessary, to have sufficient capacity available under its Credit Facility to repay its $18.2 million pro-rata share of the Tulsa Promenade debt.  The Company's Credit Facility is scheduled to mature in December of 2009 but does have a one-year extension provision at the option of the Company.  No other debt maturities occur in 2009.

Finally, the Company is negotiating a restructuring of the loan on our Eastland Charlotte Mall with the loan’s special servicer.

At September 30, 2008, the outstanding balance on the Credit Facility was $354.0 million and we have $26.3 million of letters of credit outstanding.  The unused balance of the Credit Facility available to the Company was $89.6 and the interest rate was 5.08% per annum as of September 30, 2008.

At September 30, 2008, the Company’s total-debt-to-total-market capitalization was 71.9% (exclusive of our pro-rata share of joint venture debt), compared to 66.2% at December 31, 2007.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 - 60%.  With the recent volatility in our share price, along with that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties and the acquisition of additional regional mall properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	September 30, 2008	December 31, 2007
Stock Price (end of period)	$10.44	$14.29
Market Capitalization Ratio:
Common Shares outstanding	37,797	37,687
OP Units outstanding	2,988	2,988
Total Common Shares and OP Units outstanding at end of period	40,785	40,675

Market capitalization – Common Shares outstanding	$394,600	$538,547
Market capitalization – OP Units outstanding	31,195	42,699
Market capitalization – Preferred shares	210,000	210,000
Total debt (end of period)	1,626,777	1,552,210
Total market capitalization	$2,262,572	$2,343,456

Total debt/total market capitalization	71.9%	66.2%

Total debt/total market capitalization including pro-rata share of joint venture	72.7%	67.1%

Capital Resource Availability

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente Hills Mall acquisition, its initial acquisition. The ORC Venture used $11.3 million of the $200 million to acquire Tulsa Promenade from GPLP.  Although $188.7 million remains available, future property acquisitions that GPLP offers to the ORC Venture must be approved by ORC in order for the ORC Venture to utilize the funds. If the ORC Venture acquires additional properties using these funds then we will operate the properties under separate management agreements. Under these agreements, we are entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

On March 24, 2004, we filed a universal shelf registration statement with the SEC ("2004 Shelf"). The 2004 Shelf permits us to engage in offerings of debt securities, preferred and common shares, warrants, units, rights to purchase our common shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million, all of which is currently available for future offerings. The 2004 Shelf was declared effective by the SEC on April 6, 2004 and will expire on December 1, 2008.  On August 29, 2008, we filed a universal shelf registration statement to replace the 2004 Shelf.  As of the filing date for this Form 10-Q, the SEC has not declared this registration statement effective. Once effective, this registration statement will permit us to engage in offerings of up to $400 million of the same classes of securities as registered under the expired 2004 Shelf.

Discussion of Consolidated Cash Flows

For the nine months ended September 30, 2008

Net cash provided by operating activities was $70.4 million for the nine months ended September 30, 2008.

Net cash used in investing activities was $95.6 million for the nine months ended September 30, 2008.  During the period, we spent $72.1 million on our investment in real estate.  Of this amount, $52.9 million was primarily spent constructing additional GLA, including $28.7 million to fund the addition of a lifestyle component at Polaris Fashion Place.  We also spent $10.9 million in additional renovations at Northtown Mall.  We spent $3.4 million to expand The Mall at Johnson City and $3.0 million at Lloyd Center.  We also spent $7.9 million to re-tenant existing spaces.  The remaining amounts were spent on operational capital expenditures.   We invested $70.0 million in our unconsolidated real estate entities.  Of this amount $46.5 million was attributed to our Scottsdale Development.  The investment was used to fund the initial construction activity of this development.  We also funded $23.5 million in Puente representing our proportionate share of mortgage debt that was repaid when the lender and the Company did not agree on the syndication terms of the loan.  Offsetting these uses of cash, we received $35.3 million in distributions from our unconsolidated real estate entities.  Of this amount $32.4 million relates to a return of our preferred investment in the Scottsdale Development.  The remaining distributions came from our investment in both Puente Hills Mall and Tulsa Promenade.  Also, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.  Lastly we received $6.1 million in proceeds from the sale of outparcels.

Net cash provided by financing activities was $15.7 million for the nine months ended September 30, 2008.  During this period, we received $42.3 million in loan proceeds from the mortgage loan on Colonial Park Mall.  Also, we received $54.0 million under our Credit Facility. These proceeds were used primarily to fund our development activities at both our wholly-owned and joint venture Properties.  Offsetting these increases to cash, we made $21.6 million of principal payments on existing mortgage debt.  Of this amount, $8.6 million was for the repayment of the mortgage on Knox Village Square which reached maturity in February 2008.  Regularly scheduled principal payments on existing mortgages of $13.0 million were also made during the period.  Lastly, we made dividend distributions of $58.7 million to holders of our Common Shares, OP Units, and preferred shares.

For the nine months ended September 30, 2007

Net cash provided by operating activities was $69.5 million for the nine months ended September 30, 2007.

Net cash provided from investing activities was $95.3 million for the nine months ended September 30, 2007. During the first nine months, three Properties were sold.  Receipts from the sale of Malls were $185.1 million. Outparcel sales during this time brought in an additional $1.2 million.  Offsetting these increases were expenditures of $74.3 million on our investment in real estate.  Of this amount, $26.3 million was spent constructing additional GLA primarily at The Mall of Johnson City, Dayton Mall and Northtown Mall.  We also spent $11.6 million on renovations with no incremental GLA, primarily at Lloyd Center.  Furthermore, we spent $14.2 million to re-tenant existing space.  We also purchased two anchor stores from Macy’s, Inc. for approximately $8.5 million.  These two anchor stores are at Polaris Fashion Place in Columbus, Ohio and Eastland Mall (OH) and support our re-development plans at these Properties.  The remaining amounts were spent on operational capital expenditures.  We also invested $9.6 million relating to development of projects in joint ventures.  The majority of this was spent to fund Puente’s ongoing renovation program. Lastly, a deposit of $3.0 million was made on the purchase of Merritt Square Mall.

Net cash used in financing activities was $171.9 million for the nine months ended September 30, 2007. During the first nine months, we repaid $71.2 million of principal on existing mortgage debt.  This includes debt extinguished in connection with the sale of Montgomery Mall, in the amount of $25.0 million, and Almeda Mall, in the amount of $32.7 million.  We also paid $70.8 million in dividend distributions to holders of our Common Shares, OP Units and preferred shares.  During the nine months ended September 30, 2007, we repaid $45.6 million on our Credit Facility. Offsetting these decreases to cash, we received $15.6 million from the exercise of stock options.

Financing Activity - Consolidated

Total debt increased by $74.6 million during the first nine months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt

December 31, 2007	$1,252,210	$300,000	$1,552,210
New mortgage debt	42,250	-	42,250
Repayment of debt	(8,633)	-	(8,633)
Debt amortization payments in 2008	(12,961)	-	(12,961)
Amortization of fair value adjustment	(125)	-	(125)
Net borrowings, credit facility	-	54,036	54,036
September 30, 2008	$1,272,741	$354,036	$1,626,777

During the first nine months of 2008, we entered into one new financing arrangement and paid off one loan. On April 23, 2008, the Company entered into a loan agreement to borrow $42.3 million (the “Colonial Loan”).  The Colonial Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Colonial Park Mall. The Colonial Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of April 23, 2011.  The interest rate for the Colonial Loan was subsequently fixed through an interest rate protection agreement at 4.72%.  The Colonial Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Colonial Loan were used to reduce borrowings outstanding on our Credit Facility.  We also repaid $8.6 million of fixed rate debt in connection with extinguishing the Knox Village Square mortgage.  We also borrowed $54.0 million from our Credit Facility. Of this amount, we used $23.5 million to repay our proportionate share of the Puente Loan within the ORC Venture.  The loan amount was reduced from $90.0 million to $45.0 million due to syndication terms that were not favorable to the ORC Venture. We also increased our preferred contributions to the Scottsdale Venture to fund the Scottsdale Development by $14.1 million, and the remaining amounts were primarily used to fund the Company’s construction and redevelopment activities.

At September 30, 2008, our mortgage notes payable were collateralized with first mortgage liens on 20 Properties having a net book value of $1,408.3 million.  We also owned four unencumbered Properties and other corporate assets having a net book value of $201.8 million at that date.

At September 30, 2008, certain of our loans are subject to guarantees and financial covenants and one of our loans has multiple Properties as collateral with cross-default provisions.  Under the cross-default provisions, a default under a single mortgage that is cross collateralized may constitute a default under all of the mortgages in the pool of such a cross-collateralized loan and could lead to acceleration of the indebtedness on all Properties under such loan.  Properties that are subject to cross-default provisions related to the Morgantown Mall Associates LP loan have a total net book value of $40.0 million, and include one Community Center and one Mall.

Financing Activity – Unconsolidated Real Estate Entities

Total unconsolidated real estate entities debt increased by $4.7 million during the first nine months of 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	GRT
	Notes	Share

December 31, 2007	$123,203	$64,018
New mortgage debt	135,467	69,534
Repayment of debt	(130,239)	(67,724)
Debt amortization payments in 2008	(645)	(336)
Amortization of fair value adjustment	81	42
September 30, 2008	$127,867	$65,534

On November 5, 2007, a joint venture created to develop approximately 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona (the “Surprise Venture”) closed on a $7.2 million construction loan (“Surprise Loan”).  The Surprise Loan bears interest at a rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of September 30, 2008, $4.5 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, the venture that owns the Scottsdale Quarter Project closed on a $220 million construction loan.  The loan bears interest at LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower. As of September 30, 2008, $43.4 million (of which $21.7 million represents GRT’s 50% share) was drawn under the construction loan.   The venture also entered into an interest rate protection agreement that effectively fixes 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

On June 3, 2008, the ORC Venture entered into a loan agreement to borrow $90.0 million (the “Puente Loan”). The Puente Loan is evidenced by a promissory note and secured by a first priority mortgage and assignment of Puente’s lease and rents.  The Puente Loan has a floating interest rate of LIBOR plus 2.35% per annum and a maturity date of June 3, 2010 with two 12 month extensions available subject to the satisfaction of certain conditions by the borrower. An interest rate protection agreement was executed that effectively fixed the rate on 50% of the loan amount at 4.72% per annum.  The Puente Loan requires The ORC Venture to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Puente Loan were used to payoff the previous $85 million loan.  Under the agreement, the lender had the right to syndicate the loan within 60 days and to require changes in the terms and conditions of the loan, including changes in interest rate and term, to facilitate the syndication.  The lender intended to retain $45 million of the outstanding amount under the loan and syndicate the balance.  The ORC Venture was not satisfied with the terms of the syndication, and accordingly paid down the loan by $45 million.  The Puente Loan contains default provisions customary for transactions of this nature.

At September 30, 2008, the mortgage notes payable associated with ORC Properties were collateralized with first mortgage liens on two Properties having a net book value of $244.3 million.

At September 30, 2008, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $88.4 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations are disclosed in the notes to the consolidated financial statements.

At September 30, 2008, we had the following obligations relating to dividend distributions.  In the third quarter of 2008, the Company declared distributions of $0.32 per Common Share ($13.1 million), to be paid during the fourth quarter of 2008.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, because the Series F Preferred Shares became redeemable at our option on August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through September 30, 2008.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $7.9 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheet.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2008 was $6.1 million.

At September 30, 2008, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2008 is $29.7 million based upon a per unit value of $9.95 at September 30, 2008 (based upon a five-day average of the Common Stock price from September 23, 2008 to September 29, 2008).

At September 30, 2008, we had executed leases committing to $13.8 million in tenant allowances. The leases are expected to generate gross rents that approximate $72.9 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project. These obligations totaled $10.0 million at September 30, 2008.

Commercial Commitments

The Credit Facility terms are discussed in Note 8 to the consolidated financial statements included in this Form 10-Q.  We have a stand-by letter of credit in the amount of $150,000 for utility deposits with respect to Great Mall.

Pro-rata share of joint venture obligations

In the second quarter of 2006, the Company announced the Scottsdale Development, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company (“Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Development through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale Development.  As of September 30, 2008, GPLP has made capital contributions of approximately $28.8 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a preferred interest on $18.0 million of our investment in LLC Co.  Upon completion of the Scottsdale Development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

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

o
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that ranges from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the construction loan agreement that relates to the Scottsdale Development.

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

The table below provides the amount we spent on our capital expenditures (amount in thousands):

	Capital Expenditures for the three months ended September 30, 2008

		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$236	$11,467	$11,703
Redevelopment projects	$23,308	$34	$23,342
Renovation with no incremental GLA	$184	$5	$189

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$-	$-	$-
Non-anchor stores	3,353	24	3,377
Operational capital expenditures	770	185	955
Total Property Capital Expenditures	$4,123	$209	$4,332

	Capital Expenditures for the nine months ended September 30, 2008

		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total

New developments	$415	$30,995	$31,410
Redevelopment projects	$52,884	$306	$53,190
Renovation with no incremental GLA	$212	$187	$399

Property Capital Expenditures:
Tenant improvements and tenant allowances
Anchor stores	$993	$-	$993
Non-anchor stores	6,908	446	7,354
Operational capital expenditures	2,413	353	2,766
Total Property Capital Expenditures	$10,314	$799	$11,113

Our new development spending primarily relates to our share of the investment in our Scottsdale Development.

Our redevelopment expenditures relate primarily to the following projects: our new lifestyle component at Polaris Fashion Place in Columbus, Ohio; the addition of a new L.A. Fitness junior anchor at both our Lloyd Center in Portland, Oregon, and Northtown Mall in Blaine, Minnesota; as well as anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee, and Ashland Town Center in Ashland, Kentucky and Northtown Mall, in Blaine, Minnesota.

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

Malls

The redevelopment project at Polaris Fashion Place (“Polaris”), located in Columbus, Ohio, centers around redevelopment of a former Kauffman’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.   We continue with construction on our $52 million addition of 160,000 square feet of open-air retail space at Polaris.  In June 2008, our first anchor for the project, The Cheesecake Factory, opened.  Our soft opening will be in the fourth quarter 2008 and will include Barnes and Noble, Benihanna, Buckeye Corner, Destination Maternity, Godfry’s, New Balance, and Schakolad Chocolate.  The remainder of the project will come on-line throughout the first half of 2009.  We have over 90% of the space committed through a combination of signed leases and letters of intent, of which 79% relates to signed leases.  We are planning on placing mortgage debt on the Polaris expansion in the coming months.

We have redevelopment plans for The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  Additionally, a JC Penney store has been remodeled and expanded 35,000 square feet in September 2008.

At Ashland Town Center, JCPenney moved into their new prototype on the former Wal-Mart parcel. The new store opening was a huge success.  We will backfill their former space with either several big box type retailers or another fashion department store.  A new Cheddar’s restaurant opened during the second quarter.

At Northtown Mall, a new Herberger’s department store opened in September 2008 at the Mall.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center.  Also, a new L.A. Fitness Center opened in July 2008 as a junior anchor store.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Development will be an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made on our Scottsdale Development.   Between signed leases and letters of intent, we have over 70% of the retail space addressed.  Also, we have signed leases for 37% of the office space.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

Our Surprise Venture is in the process of developing a new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre project will consist of approximately 25,000 square feet of new retail space and the development’s first restaurant opened in September 2008.

We also continue to work on a pipeline of future development opportunities beyond the Scottsdale Development and the Surprise Venture.   While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Mall store sales per square foot for the twelve-month period ended September 30, 2008 were $363 compared to $367 for the twelve month period ended September 30, 2007.  These sales are for tenants in stores less than 10,000 square feet at our comparable Malls.  Comparable Malls include our joint venture Malls but exclude Malls that are held-for-sale and those Malls acquired in the last twelve months.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy

	09/30/08	06/30/08	3/31/08	12/31/07	9/30/07
Wholly-owned Mall:
Mall Anchors	98.2%	97.0%	97.5%	97.2%	94.1%
Mall Stores	90.9%	90.5%	90.9%	92.9%	91.6%
Total Consolidated Mall Portfolio	95.5%	94.5%	95.0%	95.6%	93.2%

Mall Portfolio including Joint Ventures
Mall Anchors	97.9%	97.1%	97.5%	97.3%	94.6%
Mall Stores	90.6%	90.2%	90.8%	92.7%	91.3%
Total Mall Portfolio	95.2%	94.5%	95.0%	95.6%	93.4%

Core Mall Portfolio (1)
Mall Anchors	98.1%	97.3%	97.7%	97.7%	96.5%
Mall Stores	92.6%	92.2%	92.8%	94.4%	93.5%
Total Mall Portfolio	96.1%	95.4%	95.9%	96.5%	95.4%

Community Centers
Community Center Anchors	88.3%	94.8%	91.0%	88.2%	81.1%
Community Center Stores	89.0%	88.9%	83.2%	86.1%	86.1%
Total Community Center Porrtfolio	88.5%	93.0%	88.9%	87.7%	82.4%

(1)	Comparable malls including joint ventures and excluding Malls held-for-sale and Malls acquired in the last twelve months.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2008, approximately 82.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.4 years and a weighted-average interest rate of approximately 6.2%.  At December 31, 2007, approximately 85.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years, and a weighted-average interest rate of approximately 6.1%.  The remainder of our debt at September 30, 2008 and December 31, 2007, bears interest at variable rates with weighted-average interest rates of approximately 5.1% and 5.7%, respectively.

At September 30, 2008 and December 31, 2007, the fair value of our debt (excluding our Credit Facility) was $1,224.0 million and $1,247.0 million, respectively, compared to its carrying amounts of $1,272.7 million and $1,252.2 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2008 and 2007, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.7 million and $0.7 million, respectively.  Also, the fair value of our debt would decrease by approximately $42.1 million and $46.4 million, at September 30, 2008 and December 31, 2007, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.7 million and $0.7 million, at September 30, 2008 and 2007, respectively, and increase the fair value of our debt by approximately $44.4 million and $49.1 million, at September 30, 2008 and December 31, 2007, respectively. We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM1.	LEGAL PROCEEDINGS

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

ITEM1A.	RISK FACTORS

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2007.

ITEM2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM5.	OTHER INFORMATION

None

ITEM6.	EXHIBITS

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.137	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008.

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

Dated:  October 24, 2008