Form 10-K
period 2008-12-31
GLIMCHER REALTY TRUST
filed 2009-02-24
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):  Large accelerated filer  [_] Accelerated filer [X]   Non-accelerated filer [_] (Do not check if a smaller reporting company) Smaller reporting company [_]

Indicate by check mark whether the Registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).  Yes  [_]  No [X]

As of February 23, 2009, there were 37,827,272 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2008, was $405,760,380.

Documents Incorporated By Reference

Portions of the Glimcher Realty Trust Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 7, 2009 are incorporated by reference into Part III of this Report.

PART 1.

This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT,” the “Company” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: to changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing;  tenant or joint venture partner(s) bankruptcies;  failure to increase mall store occupancy and same-mall operating income;  rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delay; cost overruns; the level and volatility of interest rate; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices;  the failure to upgrade our tenant mix; restrictions in current financing arrangements;  the failure to fully recover tenant obligations for common area maintenance (“CAM”); insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of the Company to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other properties as well as impairment charges with respect to properties for which there has been a prior impairment charge; loss of key personnel; material changes in the Company’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within the Company’s construction loans and corporate credit facility as well as other risks listed from time to time in this news release and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Item 1.     Business

(a)           General Development of Business

GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us” or “our.”

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls and community shopping centers.  Enclosed regional and super regional malls in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner.  At December 31, 2008, GRT held a 92.2% interest in the Operating Partnership.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)           Narrative Description of Business

General:   The Company is a recognized leader in the ownership, management, acquisition and development of regional and super-regional malls.  At December 31, 2008, the Properties consisted of 23 Malls (21 wholly-owned and 2 partially owned through a joint venture) containing an aggregate of 20.9 million square feet of gross leasable area (“GLA”) and 4 Community Centers (three wholly owned and one partially owned through a joint venture) containing an aggregate of 769,000 square feet of GLA.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”).  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open and/or the tenant is paying rent are considered occupied.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and buildings, but contributes nominal ancillary charges are excluded from GLA.

As of December 31, 2008, the occupancy rate for all of the Properties was 92.8% of GLA.  The occupied GLA was leased at 83.0%, 9.6% and 7.4% to national, regional and local retailers, respectively.  The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2008, the Properties had annualized minimum rents of $216.7 million.  Approximately 77.3%, 8.2% and 14.5% of the annualized minimum rents of the Properties as of December 31, 2008 were derived from national, regional and local retailers, respectively.  No single tenant represents more than 3.2% of the aggregate annualized minimum rents of the Properties as of December 31, 2008.

Malls:   The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, JCPenney, Kohl’s, Macy’s, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, Finish Line, Foot Locker, Gap, Hallmark, Kay Jewelers, The Limited, Express, New York & Company, Old Navy, Pacific Sunwear, Radio Shack, Victoria’s Secret, and Zales Jewelers.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one theme restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters and other entertainment activities. The largest operating Mall has 1.5 million square feet of GLA and approximately 174 stores, while the smallest has 384,000 square feet of GLA and approximately 63 stores. The Malls also have additional restaurants and retail businesses, such as P.F. Chang’s, The Palm, Pier One and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2008, the Malls accounted for 96.5% of the total GLA, 96.4% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.0%.

Community Centers:   The Company’s Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores or supermarkets which attract shoppers to each center’s smaller shops.  The tenants at the Company’s Community Centers typically offer day-to-day necessities and value-oriented merchandise.  Community Center anchors include nationally recognized retailers such as Best Buy, Old Navy and Target, and supermarkets such as Kroger.  Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

As of December 31, 2008, Community Centers accounted for 3.5% of the total GLA, 3.6% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 89.1%.

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

GRT intends to operate in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended (the “Code”), applicable to REITs and related regulations with respect to the composition of the Company’s portfolio and the derivation of income unless, because of circumstances or changes in the Code (or any related regulation), the GRT Board of Trustees determines that it is no longer in the best interests of GRT to qualify as a REIT.

The Company’s growth strategy is to upgrade the quality of our portfolio of assets.  We focus on selective acquisitions, redevelopment of our core Mall assets, the disposition of non-strategic assets, and ground-up development in markets with high growth potential.  Our development and acquisition strategy is focused on dominant anchored retail properties within the top 100 metropolitan markets by population that have near-term upside potential or offer advantageous opportunities for the Company.

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

Financing Strategies:   At December 31, 2008, the Company had a total-debt-to-total-market-capitalization ratio of 83.6% based upon the closing price of the Common Shares on the New York Stock Exchange.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 - 60%. With the volatility in our common share price during 2008, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.  The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2008, 86.6% of total Company debt was fixed rate.  Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

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

Employees:   At December 31, 2008, the Company had an aggregate of 1,054 employees, of which 485 were part-time.

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

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, as well as the amount or timing of any distribution, may be adversely affected by the economic climate, business conditions and certain local conditions including:

●	oversupply of space or reduced demand for rental space and newly developed properties;

●	the attractiveness of our properties compared to other retail space;

●	our ability to provide adequate maintenance to our properties; and

●	fluctuations in real estate taxes, insurance and other operating costs.

Applicable laws, including tax laws, interest rate levels and the availability of financing, may adversely affect our income and real estate values.  In addition, real estate investments are relatively illiquid and, therefore, our ability to sell our properties quickly may be limited.  We cannot be sure that we will be able to lease space as tenants move out or as to the rents we may be able to charge new tenants entering such space.

Some of our potential losses may not be covered by insurance.

We maintain broad property and loss of income insurance on our consolidated real estate assets as well as those held in joint ventures in which we have an investment interest.  In addition to third-party liability, property, earthquake and flood insurance, we also carry insurance for windstorm risks on our properties located in Florida. Even insured losses could result in a serious disruption to our business and reduce or delay our receipt of revenue.  Additionally, hurricane and storm damage in the state of Florida could exceed our windstorm coverage for our properties in that state or cause the Company to incur a large deductible.  Lastly, there are some types of losses, including lease and other contract claims, that generally are not insured.  If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the asset(s). If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the asset(s).

Our property insurance policies include coverage for acts of terrorism by foreign or domestic agents.  The United States government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005.  The Act is designed to cover losses from declared terrorism events that are equal to or exceed $100 million.  However, our premiums for terrorism insurance could continue to rise despite the coverage of the Act.  Moreover, certain criminal or terrorist-like acts that may be committed against our properties or real estate assets may not constitute terrorist acts under the Act or may cause losses that are less than the triggering amount for coverage under the Act.  The United States government could also terminate its reinsurance of these types of perils, thus increasing the risk of uninsured exposure to the Company.

We rely on major tenants.

At December 31, 2008, our three largest tenants were Gap, Inc., Limited Brands, Inc., and Sterling, Inc., representing 3.2%, 2.4% and 2.1% of our annualized minimum rents, respectively.  No other tenant represented more than 2.0% of the aggregate annualized minimum rents of our properties as of such date.  Our financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency, or general downturn in the business of any such tenant, or in the event any such tenant does not renew a number of its leases as they expire.

Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

Since we derive almost all of our income from rental payments and other tenant charges, our cash available for distribution would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms.  A tenant may seek the protection of the bankruptcy laws which could result in the termination of its lease causing a reduction in our cash available for distribution.  Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies.  A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

Prolonged instability or volatility in the U.S. economy may adversely impact consumer spending and therefore our operating results.

A sustained downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy.  Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

We face significant competition that may decrease the occupancy and rental rates of our properties.

We compete with many commercial developers, real estate companies and major retailers.  Some of these entities develop or own malls, value-oriented retail properties, and community shopping centers with whom we compete for tenants.  We face competition for prime locations and for tenants.  New regional malls or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could affect their ability to pay rent or desire to occupy one or more of our properties.

The failure to fully recover cost reimbursements for CAM, taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items.  After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit.   Final adjustments for the year ended December 31, 2008 have not yet been determined.  At December 31, 2008, we had recorded in accounts receivables $1.8 million of costs expected to be recovered from tenants during the first six months of 2009.  There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to you will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2008, approximately 33% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully redevelop, develop or operate such properties.

As a result of economic and other conditions and required government approvals, development projects may not be pursued or may be completed later or with higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development activities involve significant risks, including:

●	the expenditure of funds on and devotion of time to projects which may not come to fruition;

●	increased construction costs that may make the project economically unattractive;

●	an inability to obtain construction financing and permanent financing on favorable terms; and

●	occupancy rates and rents not sufficient to make a project profitable.

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

We have established a contingency reserve for one environmental matter as noted in Note 15 of our consolidated financial statements.

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

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”).  The tax risks of this type of ownership include possible challenge by the Internal Revenue Service of allocations of income and expense items which could affect the computation of our taxable income, a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, and the possibility of action being taken by tax regulators or the entities themselves could adversely affect GRT’s qualification as a REIT, for example, by requiring the sale of a property.  We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations).  If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

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

As of December 31, 2008, we had $1.7 billion of total indebtedness outstanding, of which $497.9 million matures during 2009.  As of December 31, 2008, we have borrowed $362.1 million from our $470.0 million unsecured credit facility, which matures on December 13, 2009.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties. If we are unable to repay any of our debt at or before maturity, then we may have to borrow against our properties that are not encumbered or from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares and the distributions payable to you.

Volatility and instability in the credit markets could adversely affect our ability to obtain new financing or refinance existing indebtedness.

Global and domestic credit markets have recently experienced significant volatility and instability.  Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance our existing debt maturities on favorable terms or at all, and may also negatively affect our ability to fund current and future expansions of existing properties as well as future acquisitions, development activities, and re-development projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing from smaller lending institutions or non-traditional lending entities that may be subject to greater market risk and may require us to adjust our business plan(s) or financing objectives accordingly. Weakness in the credit markets may also negatively affect the credit ratings of our securities and promote a perceived decline in the value of our properties based on deteriorating general and retail economic conditions which could adversely affect the amount and type of financing available for our properties and operations as well as the terms of such financing.

Our access to funds under our credit facility is dependent on the ability of the bank participants to meet their funding commitments.

Banks that are a party to our credit facility may have incurred substantial losses or be in danger of incurring substantial losses as a result of previous loans to other borrowers, a decline in the value of certain securities they hold, or their other business dealings and investments.  As a result, these banks may become capital constrained, more restrictive in their lending or funding standards, or become insolvent, in which case, these banks might not be able to meet their funding commitments under our credit facility.

During the fall of 2008, one of the banks under our existing credit facility failed to fund its pro rata share of funding advances to us under our credit facility.  We do not expect that this bank will fund the remaining $5.7 million of its funding commitment that we had not previously drawn, or any additional commitment availability created as a result of a repayment of our portion of the outstanding balance of our credit facility.

If one or more banks do not meet their funding commitments under our credit facility, then we may be unable to draw sufficient funds under our credit facility for working capital or other needs and will not be able to utilize the full capacity under the credit facility until replacement lenders are located or one or more of the remaining lenders under the credit facility agrees to fund any shortfall, both of which will be difficult to accomplish in this economic environment.  Accordingly, for all practical purposes, borrowing capacity under our credit facility may be reduced by the amount of unfunded bank commitments.  Our inability to access funds under our credit facility for these reasons could result in our deferring development and redevelopment projects or other capital expenditures, not being able to satisfy debt maturities as they become due, reducing or eliminating future cash dividend payments or other discretionary uses of cash, or modifying significant aspects of our business strategy.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2008, the aggregate amount that, based upon the restrictive covenants in the credit facility may be borrowed through financing arrangements is $124.6 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value as defined in the credit agreement that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes they are in compliance with all covenants under our financing arrangements at December 31, 2008.

Our ability to borrow and make distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and credit facility impose certain financial and operating restrictions on our properties, on our secured subordinated financing, and additional financings on properties.  These restrictions include restrictions on borrowings, prepayments and distributions.  Additionally, our credit facility requires certain financial tests to be met, such as the total amount of recourse indebtedness to which we are permitted to take on and some of our mortgage indebtedness provides for prepayment penalties, each of which could restrict our financial flexibility.  Moreover, our failure to satisfy certain financial covenants in our financing arrangements may result in a decrease in the market price of our Common Stock or preferred stock.

We may not be able to extend the term of our credit facility at maturity or obtain replacement financing.

We can elect to extend the maturity date of the Company's $470 million unsecured credit facility by one year. The option to extend the credit facility's term requires the Company's compliance with certain financial covenants under the credit facility. While we believe that we are currently in compliance with such covenants, our future ability to stay in compliance with the financial covenants will be based upon our operating results and other financing activities, which may be negatively impacted by financial and non-financial events.  In the event that we are unable to extend the term of our credit facility or refinance the loan at maturity, we would need to repay the balance at maturity which could adversely affect our liquidity and cash reserves.  Moreover, under such circumstances we may be unable to obtain replacement financing for our credit facility at the same amount, at favorable interest rates or upon favorable financing terms.  This could adversely affect our ability to fund our operations and distribution requirements.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2008, approximately $222.1 million of our indebtedness bears interest at a variable rate.  Accordingly, an increase in interest rates on our existing indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2008 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually.

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

The market value, or trading price, of our preferred stock and Common Stock may be based primarily upon the market’s perception of our operational as well as financial growth potential, our liquidity, our level of near-term debt maturities, interest rates, credit worthiness and current and future cash dividends or distributions, and may be secondarily based upon the real estate market value of our underlying assets. The market value, or trading price, of our preferred stock and Common Stock is also influenced by their respective dividends relative to prevailing market interest rates.  Uncertainty with respect to interest rate volatility may cause uncertainty in the market value, or trading price, of our preferred stock and Common Stock which could cause the value or price of our stock to decrease, thereby affecting the value of your investment.

If our Common Stock is delisted from the New York Stock Exchange (“NYSE”) because it trades below $1.00 for an extended period of time, or otherwise there could be a negative effect on our business that could significantly impact our financial condition, our operating results and our ability to service our debt obligations.

Although the per share price of our Common Stock has remained above $1.00, in the event the per share trading price of our Common Stock closes below $1.00 for 30 consecutive days, our Common Stock could be delisted from the NYSE. The threat of delisting our Common Stock could have adverse effects by, among other things:

●	reducing the liquidity and market price of our Common Stock;

●	eliminating the open market trading of our Common Stock;

●	reducing the number of investors willing to hold or acquire our Common Stock; and

●	reducing our ability to retain, attract and motivate our trustees, officers and employees through the use of equity-based compensation and equity incentives.

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

To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the Board to take such action as may be required to preserve GRT’s qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on the ownership of outstanding Common Shares) and any entities or persons approved by the Board, to direct or indirect ownership exceeding:  (i) 8.0% of the lesser of the number or value of GRT’s outstanding shares of beneficial interest (including common and preferred shares), (ii) 9.9% of the lesser of the number or value of the total 8¾% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) outstanding, and (iii) 9.9% of the lesser of the number or value of the total 8⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest  (“Series G Preferred Shares”) outstanding.  Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of Common Shares outstanding without approval of the Board.  The Board has also granted an exemption to Cohen & Steers Capital Management, Inc., permitting them to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the GRT’s equity securities.  The Board has also granted an exemption to Neuberger Berman permitting them to own 608,800 Series G Preferred Shares.  Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2009, 2010 and 2011, respectively. Each year one class of trustees is elected by GRT’s shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

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

The Declaration of Trust and our Amended and Restated Bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for the Common Shares or otherwise be in the best interests of GRT’s shareholders. As a Maryland REIT, GRT is subject to the provisions of the Maryland REIT law which imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur, thus delaying or preventing offers to acquire GRT or increasing the difficulty of completing an acquisition of GRT, even if the acquisition is in the best interests of GRT’s shareholders.

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

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000.  In addition, the Company maintains management offices at each of its Malls.

At December 31, 2008, the Company managed and leased a total of 27 Properties of which the Company had an ownership interest (24 wholly-owned and 3 partially owned through a joint venture).  The Properties are located in 15 states as follows:  Ohio (9), West Virginia (3), California (2), Florida (2), Arizona (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), North Carolina (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).

(a)           Malls

Twenty-three of the Properties are Malls and range in size from 384,000 square feet of GLA to 1.5 million square feet of GLA.  Seven of the Malls are located in Ohio and 16 are located throughout the country in the states of California (2), Florida (2), West Virginia (2), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), North Carolina (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).  The location, general character and major tenant information are set forth below.

Summary of Malls at December 31, 2008

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Held for Investment Wholly Owned

Ashland Town Center
Ashland, KY	206,558	177,044	383,602	100.0	92.3	$368	Belk Goody’s JCPenney (7)	01/31/10 03/31/14 07/31/28
Colonial Park Mall
Harrisburg, PA	504,446	239,146	743,592	100.0	96.2	$281	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall, The
Dayton, OH	935,130	481,716	1,416,846	96.7	89.2	$302	Borders Books & Music DSW Shoe Warehouse Elder-Beerman JCPenney Macy’s Old Navy Sears	12/31/21 07/31/10 (6) 03/31/11 (6) 07/31/10 (6)
Eastland Mall, (“Eastland Ohio”)
Columbus, OH	726,534	289,786	1,016,320	69.4	90.3	$282	JCPenney (7) Macy’s Sears	01/31/13 (6) (6)

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Grand Central Mall
City of Vienna, WV	531,788	377,803	909,591	87.7	96.0	$307	Belk Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/33 09/30/12 01/31/17 09/25/12
Indian Mound Mall
Heath, OH	389,589	168,307	557,896	66.6	93.6	$227	Crown Cinema Elder-Beerman JCPenney Sears (7)	12/31/12 01/31/14 10/31/11 09/23/27
Jersey Gardens
Elizabeth, NJ	648,965	654,951	1,303,916	100.0	100.0	$560
Bed Bath & Beyond
Burlington Coat Factory
Cohoes Fashions
Daffy’s
DSW Shoe Warehouse/
Filene’s Basement
Gap Outlet, The
Group USA
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting Goods
Nike Factory Store
Off 5th Saks Fifth Ave Outlet
Old Navy
								01/31/10 01/31/10 01/31/10 01/31/10 10/31/11 01/31/10 12/31/18 01/31/10 11/30/14 12/31/20 10/31/09 01/31/17 11/30/11 10/31/14 05/31/10
Lloyd Center
Portland, OR	713,038	711,009	1,424,047	100.0	94.7	$379	Apollo College Barnes & Noble Lloyd Ctr Ice Rink (8) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	11/30/18 01/31/12 12/31/14 01/31/12 01/31/11 01/31/14 (6) 01/31/15 (6)
Mall at Fairfield Commons, The
Beavercreek, OH	768,284	370,462	1,138,746	100.0	93.8	$333	Dick’s Sporting Goods Elder Beerman For Her Elder-Beerman Home Store JCPenney Macy’s (7) Sears	01/31/21 01/31/14 01/31/15 10/31/13 01/31/15 10/26/13

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Mall at Johnson City, The
Johnson City, TN	373,605	170,836	544,441	100.0	95.3	$401	Belk for Her (7) Belk Home Store Dicks Sporting Goods JCPenney Sears	10/31/12 06/30/11 01/31/18 03/31/10 03/09/11
Merritt Square
Merritt Island, FL	563,512	256,393	819,905	96.3	88.1	$302	Cobb Theatres Dillard’s JCPenney Macy’s Sears	05/31/24 (6) 07/31/10 (6) (6)
Morgantown Mall
Morgantown, WV	396,361	161,584	557,945	94.8	91.3	$330	Belk Carmike Cinemas Elder-Beerman JCPenney Sears	03/15/11 12/31/24 01/29/11 09/30/10 09/30/10
New Towne Mall
New Philadelphia, OH	361,501	152,144	513,645	92.6	97.0	$227	Elder-Beerman Elder-Beerman Home JCPenney Kohl’s Regal Cinemas Sears Super Fitness Center	01/31/14 01/31/14 09/30/13 01/31/27 03/31/12 10/31/13 02/28/14
Northtown Mall
Blaine, MN	461,438	258,406	719,844	100.0	88.7	$329	Best Buy Burlington Coat Factory Herberger’s Home Depot (7) LA Fitness Steve & Barry’s	01/31/10 09/30/10 01/31/24 01/31/27 11/30/23 01/31/11
Polaris Fashion Place
Columbus, OH	921,141	573,805	1,494,946	100.0	99.2	$401	Barnes & Noble Booksellers Great Indoors, The JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	02/01/19 (6) (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	316,947	252,514	569,461	59.0	93.7	$272	Elder-Beerman JCPenney Regal Cinemas Sears	02/02/13 09/30/12 12/31/11 10/31/14

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

SuperMall of the Great Northwest
Auburn, WA	541,669	401,212	942,881	100.0	91.3	$220	Bed Bath & Beyond Burlington Coat Factory Marshalls Nordstrom Old Navy Sam’s Club Sports Authority Steve & Barry’s Vision Quest	01/31/18 01/31/11 01/31/11 08/31/10 01/31/11 05/31/19 01/31/11 01/31/14 11/30/18
Weberstown Mall
Stockton, CA	602,817	255,621	858,438	100.0	96.8	$384	Barnes & Noble Dillard’s JCPenney (7) Sears	01/31/14 (6) 03/31/14 (6)
WestShore Plaza Mall
Tampa, FL	769,878	289,234	1,059,112	100.0	96.1	$422	AMC Theatres	01/31/21
							JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	09/30/12 (6) 01/31/11 11/30/18 09/30/17
Subtotal - Malls Held for Investment - Wholly Owned	10,733,201	6,241,973	16,975,174	94.0%	94.4%	$356

Malls Held for Investment - Joint Venture

Puente Hills Mall (11)
City of Industry, CA	732,873	447,375	1,180,248	85.4	92.4	$242	AMC 20 Theaters Burlington Coat Factory Forever 21 Macy’s Ross Dress for Less Sears Spectrum Club	04/30/17 10/31/13 01/31/19 (6) 01/31/10 (6) 01/31/14
Tulsa Promenade (11)
Tulsa, OK	690,235	236,353	926,588	100.0	81.7	$309	Dillard’s	(6)
							Hollywood Theaters JCPenney Macy’s MDS Realty II, LLC	01/31/19 03/31/11 (6) (6)(10)
Subtotal - Malls Held for Investment – Joint Venture	1,423,108	683,728	2,106,836	92.5%	88.7%	$274
Subtotal - Malls Held for Investment	12,156,309	6,925,701	19,082,010	93.8%	93.8%	$348

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Malls Held for Sale

Eastland Mall (“Eastland North Carolina”)
Charlotte, NC (12)	725,720	334,653	1,060,373	96.4	66.7	$210	Belk Burlington Coat Factory Dillard’s Eastland-Fields LLC Sears	(6)(10) (9) (6)(10) (9) (6)
Great Mall of the Great Plains, The
Olathe, KS (13)	397,947	384,271	782,218	89.8	70.4	$182	Burlington Coat Factory	01/31/13
							Dickinson Theater Famous Labels Foozle’s Group USA Monkey Bizness Steve & Barry’s VF Outlet Zonkers	03/31/12 05/31/14 01/31/09 08/13/12 01/31/18 01/31/13 01/10/11 09/30/11
Subtotal – Malls Held for Sale	1,123,667	718,924	1,842,591	94.1%	68.7%	$196
Total Mall Portfolio	13,279,976	7,644,625	20,924,601	93.8%	91.5%	$343

(1)	Includes outparcels.
(2)
Occupied space is space where a store is open and/or paying charges at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more.

(3)
Occupied space is space where a store is open and/or a paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Store occupancy is for stores of less than 20,000 square feet and outparcels.

(4)	Average 2008 store sales per square foot for in-line stores of less than 10,000 square feet.
(5)	Lease expiration dates do not contemplate or include options to renew.
(6)	The land and building are owned by the anchor store or other third party.
(7)	This is a ground lease by the Company to the tenant. The Company owns the land, but not the building.
(8)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.
(9)	Building owned by third party, space partially occupied at year-end.
(10)	Anchor vacated the store, but continues to pay ancillary charges through the expiration date.
(11)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(12)	Property was classified as held for sale as of December 31, 2008.
(13)	Property was classified as held for sale as of December 31, 2008 and was sold in January 2009.

(b)	Community Centers

Four of the Properties are Community Centers ranging in size from approximately 8,000 to 443,000 square feet of GLA.  They are located in 3 states as follows: Ohio (2), Arizona (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2008

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)

Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	49.0	Gabriel Brothers KMart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH (5)	44,242	43,136	87,378	100.0	86.0	French City Antiques & Crafts Peebles	10/30/11 01/31/17
Polaris Towne Center
Columbus, OH	291,997	151,040	443,037	80.0	97.3	Best Buy Jo-Ann, Etc. Kroger OfficeMax Old Navy TJ Maxx	01/31/15 01/31/10 11/30/18 09/30/14 01/31/10 03/31/14
Surprise Town Square
Surprise, AZ (6)	-	8,000	8,000	N/A	100.0

Total	536,426	232,832	769,258	89.1%	88.9%

(1)	Includes outparcels.
(2)
Occupied space is space where a store is open and/or paying charges at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more.

(3)
Occupied space is space where a store is open and/or a paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Store occupancy is for stores of less than 20,000 square feet and outparcels.

(4)	Lease expiration dates do not contemplate options to renew.
(5)	Property classified as held-for-sale at December 31, 2008.
(6)	The Operating Partnership has an investment in this Community Center of 50%.

(c)	Lease Expiration and Rent Per Square Foot

Our lease expirations, total number of tenants whose leases will expire (shown by No. of Leases), the total area in square feet covered by such leases, the annual base rental (“Base Rent”), and the percentage of gross annual rental represented by such leases (% of Total Base Rent) for the next ten years for our total portfolio of Properties (including wholly-owned as well as joint venture Properties) excluding those properties held-for-sale as of December 31, 2008 are disclosed in the chart below:

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2009	553	1,422,288	$31,084,450	14.8%
2010	331	2,013,552	$30,920,055	14.8%
2011	347	2,449,526	$31,464,348	15.0%
2012	214	1,501,020	$20,664,423	9.9%
2013	163	1,377,335	$14,880,808	7.1%
2014	128	1,201,599	$15,263,611	7.3%
2015	115	951,270	$11,572,708	5.5%
2016	101	532,871	$ 9,397,445	4.5%
2017	128	803,381	$13,281,049	6.3%
2018	99	824,174	$14,109,797	6.7%

The average base rent per square foot for tenants at December 31, 2008 for the Company’s portfolio of Properties (including wholly-owned Properties as well as joint venture Properties) is $6.59 per square foot for anchor stores and $30.88 per square foot for non-anchor stores.

(d)           Significant Properties

Jersey Gardens Mall in Elizabeth, New Jersey and Polaris Fashion Place in Columbus, Ohio (“Polaris”) each have a net book value of more than 10% of the Company’s total assets.   Jersey Gardens Mall also contributes in excess of 10% of the Company’s consolidated revenue.

(e)           Properties Subject to Indebtedness

At December 31, 2008, 24 of the Properties, consisting of 21 Malls (19 wholly-owned and 2 partially owned through a joint venture), 2 Community Centers (one partially owned through a joint venture), and 1 Property under development (partially owned through a joint venture), were encumbered by mortgages and 2 Malls and 2 Community Centers were unencumbered.  The Total Joint Venture Properties below represents our proportionate ownership share of the encumbered property.  Our unencumbered Properties and developments have a net book value of $149.7 million at December 31, 2008.  To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into an unsecured revolving line of credit with several financial institutions.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties.  All of the mortgages are first mortgage liens on the Properties.  The information is as of December 31, 2008 (dollars in thousands).

	Fixed/
	Variable				Annual
	Interest	Interest	Loan		Debt	Balloon
Encumbered Property	Rate	Rate	Balance		Service	Payment	Maturity
Great Mall of the Great Plains, The	Fixed	4.30%	$30,000		$1,308	$30,000	01/12/2009	(1)
Grand Central Mall	Fixed	7.18%	46,135		$4,268	$46,065	02/01/2009	(7)
Eastland North Carolina	Fixed	8.50%	42,229		$4,308	$42,229	09/11/2009	(2)
Mall at Johnson City, The	Fixed	8.37%	37,827		$3,740	$37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	39,423		$3,858	$38,543	06/01/2010	(2)
Colonial Park Mall	Fixed	4.72%	42,250		$2,022	$42,250	04/23/2011
Northtown Mall	Fixed	6.02%	40,000		$2,441	$40,000	10/21/2011	(5)
Morgantown Mall	Fixed	6.52%	39,951		$2,641	$38,028	10/13/2011	(6)
Ashland Town Center	Fixed	7.25%	23,701		$2,344	$21,817	11/01/2011
Dayton Mall, The	Fixed	8.27%	54,015		$5,556	$49,864	07/11/2012	(2)
WestShore Plaza	Fixed	5.09%	91,921		$6,508	$84,824	09/09/2012
Polaris Fashion Place	Fixed	5.24%	137,144		$9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	128,779		$9,456	$116,922	06/11/2013	(2)
Jersey Gardens	Fixed	4.83%	153,260		$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	105,686		$7,724	$92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	57,675		$5,412	$49,969	02/11/2015	(2)
Merritt Square	Fixed	5.35%	57,000		$3,092	$52,914	09/01/2015
River Valley Mall	Fixed	5.65%	50,000		$2,864	$44,931	01/11/2016
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/2016
Eastland Ohio	Fixed	5.87%	43,000		$2,557	$38,057	12/11/2016
Total Wholly Owned Properties			$1,279,996	(3)

Tulsa Promenade	Fixed	6.52%	$18,200		$1,206	$18,200	03/14/2009	(8)
Surprise Town Square	Variable	2.20%	2,286		$51	$2,286	10/01/2009	(9)
Puente Hills Mall	Fixed	5.61%	23,400		$1,330	$23,400	06/01/2010
Scottsdale Quarter (4)	Fixed	5.44%	31,881		$1,759	$31,881	05/29/2011
Total Joint Venture Properties			$75,767

(1)	This loan was paid off during the first quarter of 2009.
(2)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 5 in our Consolidated Financial Statements.
(3)
This total differs from the amounts reported in the financial statements due to $19.0 million in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by SFAS No. 141, “Business Contributions.”

(4)
On November 30, 2007 we closed on a $220 million construction loan for our Scottsdale Quarter project.  The loan bears interest at LIBOR plus 150 basis points and is fixed through an interest rate swap.

(5)	The Company has one, one-year option that would extend the maturity date of the loan to October 21, 2012.
(6)	The Company has two, one-year options that would extend the maturity date of the loan to October 13, 2013.
(7)
This loan was paid off and replaced with a variable rate mortgage of up to $47 million during the first quarter of 2009.  The initial funding of the new loan was $25 million and the maturity date is February 1, 2012.  The new loan bears interest at a rate of LIBOR plus 350 basis points and is subject to an interest rate floor of 5.5%.

(8)	The venture expects either to extend the maturity date or repay the loan upon maturity.
(9)	The venture has one, one-year option that would extend the maturity date of the loan to October 1, 2010.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

The Common Shares are currently listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “GRT.”  On February 23, 2009, the last reported sales price of the Common Shares on the NYSE was $1.18.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2008 and 2007 quarterly periods indicated as reported by the New York Stock Exchange Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2008	$15.00	$10.31	$0.3200
June 30, 2008	$13.46	$10.82	$0.3200
September 30, 2008	$11.62	$ 8.45	$0.3200
December 31, 2008	$10.37	$ 0.75	$0.3200

March 31, 2007	$29.69	$25.89	$0.4808
June 30, 2007	$28.20	$24.95	$0.4808
September 30, 2007	$25.75	$19.39	$0.4808
December 31, 2007	$24.73	$13.77	$0.4808

For 2008, the Common Share dividend declared in December and paid in January will be reported in the 2009 tax year.  For 2007, the Common Share dividend declared in December and paid in January was deemed paid on December 31, 2007 per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2007 tax year.

(b)           Holders

The number of holders of record of the Common Shares was 782 as of February 23, 2009.

(c)           Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the GRT Board of Trustees and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, and such other factors as the GRT Board of Trustees deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered with the SEC and authorized specifically for the plan.  As of December 31, 2008, 2,100,000 Common Shares were authorized, of which 315,872 Common Shares have been issued.

Item 6.    Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$319,136	$302,166	$292,551	$287,918	$276,697
Operating income	$99,385	$102,442	$106,151	$104,822	$99,541
Interest expense	$82,276	$87,940	$82,166	$71,873	$75,425
Gain on sales of properties, net	$1,244	$47,349	$1,717	$1,619	$19,646
Income from continuing operations	$17,578	$14,649	$33,615	$33,010	$21,390
Income (loss) from continuing operations per share common (diluted)	$0.00	$(0.03)	$0.21	$0.40	$0.05
Net income (loss)	$16,769	$38,357	$(77,165)	$20,850	$51,755
Preferred stock dividends	$17,437	$17,437	$17,437	$17,437	$17,517
Net (loss) income available to common shareholders	$(668)	$20,920	$(94,602)	$3,413	$29,360
Per common share data: (Loss) earnings per share (diluted)	$(0.02)	$0.56	$(2.55)	$0.09	$0.82
Distributions (per common share)	$1.2800	$1.9232	$1.9232	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,759,598	$1,710,003	$1,773,805	$1,877,059	$1,835,298
Total assets	$1,876,313	$1,830,947	$1,891,252	$1,995,312	$1,947,024
Total long-term debt	$1,659,953	$1,552,210	$1,576,886	$1,501,481	$1,402,604
Total shareholders’ equity	$130,552	$189,090	$225,235	$387,054	$443,822

Other Data:
Cash provided by operating activities (in thousands)	$93,706	$102,656	$96,230	$108,345	$102,305
Cash (used in) provided by investing activities (in thousands)	$(127,594)	$65,895	$(108,911)	$(120,203)	$38,133
Cash provided by (used in) financing activities (in thousands)	$29,835	$(158,155)	$16,611	$11,233	$(143,032)
Funds from operations (2) (in thousands)	$83,126	$55,395	$(25,502)	$77,666	$89,629
Number of Properties (3) (4)	27	27	30	36	41
Total GLA (in thousands) (3) (4)	$21,694	$21,598	$24,740	$24,615	$24,291
Occupancy rate % (3)	92.8%	95.2%	92.8%	91.9%	89.3%

(1)	Operating data for the years ended December 31, 2007, 2006, 2005 and 2004 are restated to reflect the reclassification of properties held-for-sale and discontinued operations.

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

(3)
Number of Properties and GLA include Properties which are both wholly-owned by the Company or by a joint venture in which the Company has a joint venture interest.  Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date.

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2008 includes 2.1 million square feet of GLA (3 properties); 2007 includes 2.1 million square feet of GLA (2 Properties); 2006 includes 2.1 million square feet of GLA (2 Properties); 2005 includes 1.2 million square feet of GLA (1 Property); and none in 2004.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  As of December 31, 2008, we owned interests in and managed 27 Properties located in 15 states, consisting of 23 Malls (two of which are partially owned through a joint venture) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.7 million square feet of gross leasable area (“GLA”) of which approximately 92.8% was occupied at December 31, 2008.

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

Key elements of our growth strategies and operating policies are to:

●	Increase Property values by aggressively marketing available GLA and renewing existing leases;

●	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents;

●
Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space;

●	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

●	Utilize our team-oriented management approach to increase productivity and efficiency;

●	Acquire strategically located malls;

●	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

●	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

●	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

●	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

●	Utilize our development capabilities to develop quality properties at low cost.

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

During the last four years, we have made substantial progress in our disposition of non-strategic assets.  From the period beginning December 31, 2004 through December 31, 2008, we reduced the number of Properties held from 41 to 27.  Our disposition program’s goal was to enhance the quality and growth profile of our portfolio of Properties.  The first phase of the program was to divest from a majority of our Community Center assets which was driven by our decision to evolve from a community center company to one founded on higher growth mall properties.  Once that phase was substantially completed, we commenced a program to sell non-strategic Mall assets that lacked the quality characteristics we wanted for long-term investment and focused on re-investment into higher quality malls and improving our existing portfolio through redevelopment.  In implementing the disposition program, we disposed of 13 Community Centers and 5 Malls during this period.  We re-invested the proceeds from these asset dispositions in higher quality properties during the above referenced four year period.  During that time, we acquired three malls (two through a joint venture) that were new to our portfolio and developed one new Community Center through a joint venture.  We had one Community Center and two Malls held for sale at the end of 2008.

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees and the Company’s independent registered public accounting firm.  Actual results may differ from these estimates under different assumptions or conditions.

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

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.   The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.   Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.   If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2008 differs from actual amounts billed by 1%, the amount of income recorded during 2008 would increase or decrease by $1.0 million.

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

Accounts Receivable and Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods.  The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues.  The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary.  In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collections and consideration of the retail sector in which the tenant operates.  The allowance for doubtful accounts is reviewed based upon the Company’s historical experience.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not assured.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method and estimated useful lives for buildings and improvements using a weighted average composite life of forty years and equipment and fixtures of three to ten years.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to retailers that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles.  These intangibles are amortized over the period the retailer is required to operate their store.

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.   Any decline that is not expected to be recovered in the next twelve months is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment.   No impairment charges were recognized during the year ended December 31, 2008 relating to our investment in unconsolidated real estate entities.

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into net income or interest expense in the same period or periods during which the hedged item affects interest income or interest expense. The remaining gain or loss of the derivative instruments in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is ineffective and is recognized in our financial statements in other income or other expense during the period of the change.  Upon termination of a derivative instrument prior to maturity, the aforementioned adjustment to accumulated other comprehensive income is amortized or accreted into interest income or interest expense over the remaining term of the hedge relationship using the effective interest method.  Should the hedged item mature, be sold or be extinguished prior to the end of the hedge relationship or a forecasted transaction is probable of not occurring, the aforementioned amounts in accumulated other comprehensive income are reclassified to interest income or interest expense and the derivative instrument’s change in fair value from that point forward will be recorded in other income or other expense.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net (loss) income available to common shareholders for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net (loss) income available to common shareholders	$(668)	$20,920	$(94,602)
Add back (less):
Real estate depreciation and amortization	79,603	75,058	73,926
Equity in loss (income) of unconsolidated entities	709	(1,133)	(1,443)
Pro rata share of joint venture funds from operations	4,726	6,264	6,067
Minority interest in Operating Partnership	-	1,635	(7,733)
Gain on sales of Properties	(1,244)	(47,349)	(1,717)
Funds from operations	$83,126	$55,395	$(25,502)

FFO – Comparison of Year Ended December 31, 2008 to December 31, 2007

FFO increased by $27.7 million or 50.1% for the year ended December 31, 2008 compared to the same period ended December 31, 2007.  Contributing to this increase was a $3.5 million improvement in Property net operating income from our Properties held in continuing operations.  The main factor contributing to this increase was the additional operating income obtained following the acquisition of Merritt Square Mall. Also during the year ended December 31, 2007, we recorded $30.4 million of impairment charges.  There were no impairment charges for the same period in 2008.  Lastly, we incurred $5.7 million less in interest expense which was primarily attributed to lower interest rates and higher capitalized interest.

Offsetting these increases to FFO, we received $7.6 million less in property net operating income from Properties that were sold during 2007 and 2008.  Also, we received $1.5 million less in FFO from our unconsolidated real estate entities primarily attributed to a $1.0 million favorable variance when we recorded our tenant reconciliations in 2007 as well as increased provision for doubtful accounts.

FFO – Comparison of Year Ended December 31, 2007 to December 31, 2006

FFO increased $80.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. During 2007, we incurred $30.4 million in impairment charges related to four Malls and one Community Center. During 2006, we incurred $111.9 million of impairment charges primarily related to three Mall Properties, one of which was sold during 2007, and the other two Malls which are currently classified as held-for-sale. Also, we incurred $11.5 million less in interest expense.  The primary driver of this decrease in interest expense can be attributed to a $9.4 million defeasance charge incurred during 2006 associated with early retirement of the mortgage loan for University Mall, which was sold during 2007.  Offsetting these increases to FFO was a $3.7 million decline in lease termination income. We also received $8.5 million less in property operating income from those properties that were sold during the years ended December 31, 2007 or 2006.

Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues increased 5.6%, or $17.0 million, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Of this increase, minimum rents increased $6.9 million, tenant reimbursements increased $4.6 million and other income increased $5.7 million.

Minimum Rents

Minimum rents increased 3.7%, or $6.9 million, for the year ended December 31, 2008 compared with minimum rents for the year ended December 31, 2007.  The acquisition of Merritt Square Mall, an enclosed regional mall located in Merritt Island, Florida consisting of approximately 820,000 square feet of GLA (“Merritt”), in October 2007 added $6.1 million in base rents.  We also experienced a $534,000 increase in lease termination income.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 5.2%, or $4.6 million, for the year ended December 31, 2008. The acquisition of Merritt caused a $2.5 million increase in tenant reimbursements.  The remaining Properties experienced a $2.1 million increase primarily from growth in reimbursable expenses.

Other Revenues

Other revenues increased 25.1%, or $5.7 million, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2008	2007	Inc. (Dec.)
Licensing agreement income	$10,483	$10,594	$(111)
Outparcel sales	6,060	2,724	3,336
Sponsorship income	1,883	1,487	396
Management fees	4,875	2,660	2,215
Other	5,116	5,249	(133)
Total	$28,417	$22,714	$5,703

In 2008, the $6.1 million of outparcel revenue was from the sale of outparcels at New Towne Mall, Jersey Gardens Center and Georgesville Square.  Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  Management fee income increased $2.2 million in 2008 as a result of an increase in development, leasing and legal fee revenue primarily associated with the development and leasing of Scottsdale Quarter.

Expenses

Total expenses increased 10.0%, or $20.0 million, for the year ended December 31, 2008.  Real estate taxes increased $3.0 million, property operating expenses increased $3.3 million, the provision for doubtful accounts increased $2.2 million, other operating expenses increased $4.9 million, depreciation and amortization increased $8.0 million, and general and administrative costs increased $1.5 million.  Offsetting these increases, impairment loss decreased by $2.9 million.

Property Operating Expenses

Property operating expenses increased by $3.3 million, or 5.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Of this amount, $2.8 million can be attributed to the acquisition of Merritt.

Real Estate Taxes

Real estate taxes increased $3.0 million, or 9.6%, for the year ended December 31, 2008.  The acquisition of Merritt caused an increase in taxes of $673,000.  The remaining $2.3 million increase was seen throughout the portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $5.9 million for the year ended December 31, 2008 compared to $3.7 million for the year ended December 31, 2007.  The provision represents 1.9% and 1.2% of revenues from continuing operations for 2008 and 2007, respectively.  Increases in the number of tenant bankruptcies in 2008 contributed to the increase in the provision for doubtful accounts.

Other Operating Expenses

Other operating expenses increased 59.8%, or $4.9 million, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The majority of this increase is due to costs related to the outparcel sales of $5.2 million compared to $1.2 million for the previous year.

Depreciation and Amortization

Depreciation expense increased for the year ended December 31, 2008 by $8.0 million or 10.9%.  The addition of Merritt to the portfolio in October 2007 increased depreciation expenses by $3.9 million.  The rest of the portfolio experienced a $4.1 million increase, primarily at Polaris Towne Center, Grand Central Mall, WestShore Plaza and Eastland Ohio which were driven by the write-off of improvements associated with vacating tenants.

General and Administrative

General and administrative expense was $17.9 million and represented 5.6% of total revenues for 2008 compared to $16.5 million in 2007 which represented 5.5% of total revenues for 2007.  The increase is primarily attributable to an increase in occupancy costs associated with our new corporate office, an increase in professional fees and an increase in overall compensation costs. Offsetting these increases was a decrease in stock compensation expense in 2008 relating to the reversal of performance share awards granted under the long term incentive plan for senior executives that was previously expensed during 2007.

Impairment Losses - Real Estate Assets, Continuing Operations

We recognized a $2.9 million non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel were less than the basis of these parcels.  The diner restaurant opened in January 2008 and we sold the last undeveloped parcel during 2008.  During the year ended December 31, 2008, we did not incur any impairment charges associated with Properties included in continuing operations.

Interest Expense/Capitalized Interest

Interest expense decreased 6.4%, or $5.7 million for the year ended December 31, 2008.  The summary below identifies the decrease by its various components (dollars in thousands).

	For the Years Ended December 31,
	2008	2007	Inc. (Dec.)
Average loan balance	$1,560,415	$1,450,207	$110,208
Average rate	5.53%	6.21%	(0.68)%

Total interest	$86,291	$90,058	$(3,767)
Amortization of loan fees	1,990	1,867	123
Capitalized interest and other expense, net	(6,005)	(3,985)	(2,020)
Interest expense	$82,276	$87,940	$(5,664)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance resulting from funding our capital improvements and redevelopments.  The variance in “Capitalized interest and other expense, net” was due to a higher level of construction and redevelopment activity versus the same period last year.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Net (loss) income available from unconsolidated entities was a loss of $1.4 million and income of $2.2 million for the year ended December 31, 2008 and 2007, respectively.  Our proportionate share of the net (loss) income was $(709,000) and $1.1 million for the year ended December 31, 2008 and 2007, respectively.  This decrease was due to increased depreciation expense associated with vacating tenants and increased provision for doubtful accounts associated with tenant bankruptcies. Also, we experienced less tenant reimbursements revenue during 2008. In 2007, we recorded favorable adjustments associated with prior year end true up receivables which did not occur during 2008. The net income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

Discontinued Operations

During 2008, we sold Knox Village Square for $9.5 million and recorded a $1.3 million gain.  In addition, there were no recorded impairment losses recognized in 2008.  During 2007, we sold four Malls and one vacant anchor space at one of our Community Centers for $209.5 million and recorded a $47.3 million gain primarily associated with these sales.  Also in 2007, we recorded an impairment loss of $27.5 million primarily associated with two of our held-for-sale Malls.  Total revenues for discontinued operations were $12.6 million and $35.6 million for the years ended December 31, 2008 and 2007, respectively.

Results of Operations - Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Total revenues increased 3.3%, or $9.6 million, for the year ended December 31, 2007 compared with total revenues for the year ended December 31, 2006.  This increase is primarily attributable to minimum rents increasing $4.2 million, tenant reimbursements increasing $2.7 million, and an increase in other income of $2.3 million.

Minimum Rents

Minimum rents increased 2.3%, or $4.2 million, for the year ended December 31, 2007 compared with minimum rents for the year ended December 31, 2006.  The acquisition of Merritt during October 2007 added $1.9 million in base rents.  The remaining properties, exclusive of lease termination income, experienced a $4.5 million increase, which resulted primarily from the completion of our streetscape concept at The Dayton Mall, the opening of Home Depot at Northtown Mall, and the completion of the Mid Ohio Medical Center at Grand Central Mall as well as increased occupancy at WestShore Plaza, Polaris, and Jersey Gardens.  Offsetting these increases was a decrease in lease termination income of $2.2 million.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 3.2%, or $2.7 million, for the year ended December 31, 2007. This is due to an associated increase of $2.2 million in reimbursable expenses for the year and additional reimbursements of $854,000 from the acquisition of Merritt.

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

Expenses

Total expenses increased 7.1%, or $13.3 million, for the year ended December 31, 2007.  Depreciation and amortization increased $5.2 million, while property operating expenses were up $3.0 million. Other operating expenses increased $1.6 million and general and administrative costs increased $1.2 million.  Impairment losses on held-for-investment real estate assets were $2.9 million for 2007 as compared to none in 2006.  Offsetting these increases, real estate taxes decreased by $861,000.

Property Operating Expenses

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

Real Estate Taxes

Real estate taxes decreased $861,000, or 2.6%, for the year ended December 31, 2007. The decrease in real estate taxes was due to reduced tax assessments and the capitalization of certain real estate taxes in connection with redevelopment of several Properties.

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

Depreciation and Amortization

Depreciation expense increased for the year ended December 31, 2007 by $5.2 million or 7.6%.  The addition of Merritt to the portfolio in October 2007 increased depreciation expenses by $1.6 million.  The newly constructed medical center at Grand Central Mall, the new addition of a lifestyle component at The Dayton Mall, and the write-off of improvements related to a former Kaufmann’s store at Polaris were the major contributors for the remaining increase in depreciation expense.

General and Administrative

General and administrative expense was $16.5 million and represented 5.5% of total revenues for 2007 compared to $15.3 million in 2006 which represented 5.2% of total revenues for 2006.  The increase primarily relates to compensation expense associated with the new performance share plan for senior management implemented in March 2007 and higher professional fees attributable to third party consultation relating to new proxy disclosure statement requirements.

Impairment Losses -Real Estate Assets, Continuing Operations

We recognized a $2.9 million non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel are less than the basis of these parcels.  The diner restaurant opened in January 2008 and we sold the last undeveloped parcel in 2008.  During the year ended December 31, 2006, we did not incur any impairment charges associated with Properties included in continuing operations.

Interest Expense/Capitalized Interest

Interest expense increased 7.0%, or $5.8 million for the year ended December 31, 2007.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Years Ended December 31,
	2007	2006	Inc. (Dec.)
Average loan balance	$1,450,207	$1,337,002	$113,205
Average rate	6.21%	6.20%	0.01%

Total interest	$90,058	$82,894	$7,164
Amortization of loan fees	1,867	1,853	14
Capitalized interest and other expense, net	(3,985)	(2,581)	(1,404)
Interest expense	$87,940	$82,166	$5,774

The increase in the average loan balance was primarily a result of funding our capital improvements and redevelopment program.  The variance in “Capitalized interest and other expense, net” between 2007 and 2006 was primarily due to a higher level of in-process construction and redevelopment activity compared to the prior year.

Equity in Income of Unconsolidated Real Estate Entities, Net

Net income available from unconsolidated entities was $2.2 million and $2.8 million for the year ended December 31, 2007 and 2006, respectively.  Our proportionate share of the net income was $1.1 million and $1.4 million for the year ended December 31, 2007 and 2006, respectively.  The net income available from unconsolidated entities results primarily from our investment in Puente and Tulsa.  These Properties are held through the ORC Venture.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, and redevelopment and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.

In spite of the challenging capital and debt markets, we were able to address all of our debt maturities for 2008.  During April 2008, we closed on a $42.3 million financing of our Colonial Park Mall. In June 2008, we closed on a $90.0 million refinancing on Puente, a Property owned through the ORC Venture.  As permitted under the loan agreement for the Puente refinancing, the venture subsequently repaid $45 million on the loan because of the inability of the Company and the lender to agree on syndication terms for the loan.  The Company obtained its proportionate share of the loans required for the repayment totaling approximately $23.5 million from our credit facility (the “Credit Facility”).  During October 2008, we closed on two $40 million loan transactions.  One of the loans is secured by Morgantown Mall and the other by Northtown Mall.  The proceeds from the Morgantown Mall refinancing were applied toward the repayment of the $51 million loan on Morgantown Mall and Morgantown Commons, a Community Center located in Morgantown, West Virginia, that matured in September 2008.  The net proceeds from the Northtown Mall financing were used to pay down outstanding borrowings on the Company's Credit Facility.

Finally, we executed an agreement, effective as of September 11, 2008, with the lender of the loan on our Eastland North Carolina Mall that amends and modifies certain terms and conditions of the mortgage loan agreement (the “Agreement”).  Under the Agreement, the loan prepayment date has been extended from September 11, 2008 to the earlier of September 11, 2009 or the date on which the Mall is sold to a third party.  We are required to fund deficiencies in: i) operating income for the Mall, ii) the aggregate sum of debt service, escrow, and reserve payments due under the Agreement (including documents ancillary to the loan agreement), and iii) operating expenses reasonably incurred by us to keep the Mall open and operating (collectively, the “Mall Operating Costs”).  We are only obligated to fund Mall Operating Costs, in the aggregate, up to $2.2 million (the “Cost Cap”).  We agreed to operate the Mall during the Modification Period (defined below) and to invest funds up to the Cost Cap to finance the Mall Operating Costs during the Modification Period (defined below).  We are required to pay the Lender: i) periodic payments of interest on the amount outstanding under the loan Agreement at an interest rate of 8.50% per annum, ii) monthly installments of taxes and insurance in accordance with the loan Agreement, and iii) monthly installments of a cash management fee.  The Agreement requires us to make the aforementioned payments during the period between the Effective Date and the earlier of:  September 11, 2009 and the earliest date on which we have funded the Mall Operating Costs in an aggregate amount equal to the Cost Cap (the “Modification Period”).  Under the Agreement, all of the aforementioned payments are included in Mall Operating Costs.  Furthermore, we are not required during the Modification Period to make any payments of principal on the amount outstanding under the loan agreement.   Together with the lender, during the Modification Period, we will jointly market the sale of the Mall to third party buyers.  We are not obligated for any costs associated with marketing except to the extent such costs are paid from the proceeds of the sale.  The Agreement also provides that in the event of a default under the Agreement or upon the expiration of the Modification Period, the lender shall have the right to acquire possession of and title to the Mall.  Furthermore, the Agreement provides that if the Mall is not sold to a third party by the end of the Modification Period then we will convey to the lender and the lender will accept such conveyance.  Lastly, the Agreement provides that in connection with either a sale to an unaffiliated third party or the conveyance back to the lender, the lender will deliver to us a release of all our obligations under the Agreement.

With respect to 2009 mortgage maturities, The Great Mall of the Great Plains (“Great Mall”) was sold, and the loan repaid, on January 5, 2009.  The Grand Central Mall loan has been repaid on February 2, 2009 with $25 million of refinancing proceeds and capacity on our Credit Facility.  Remaining mortgage debt maturities in 2009 includes loans on two joint venture properties, Tulsa Promenade and Surprise Town Square.  Our pro-rata share of the debt is approximately $20 million on these two properties.  We are currently negotiating with the lender on an extension of the Tulsa loan that matures in March of 2009.  Surprise Town Square matures in October but has a one-year extension option available.

At December 31, 2008, the Company’s total-debt-to-total-market capitalization was 83.6% (exclusive of our pro-rata share of joint venture debt), compared to 66.2% at December 31, 2007.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 - 60%.  With the recent reduction in our share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands except for stock price):

	December 31,
	2008	2007
Stock Price (end of period)	$2.81	$14.29
Market Capitalization Ratio:
Common Shares outstanding	37,809	37,687
OP Units outstanding	2,986	2,988
Total Common Shares and OP Units outstanding at end of period	40,795	40,675

Market capitalization – Common Shares outstanding	$106,243	$538,547
Market capitalization – OP Units outstanding	8,391	42,699
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,659,953	1,552,210
Total market capitalization	$1,984,587	$2,343,456

Total debt/total market capitalization	83.6%	66.2%
Total debt/total market capitalization including pro-rata share of joint ventures	84.2%	67.1%

Capital Resource Availability

At December 31, 2008, the outstanding balance on the Credit Facility was $362.1 million and we have $23.7 million in outstanding letters of credit. The unused balance of the Credit Facility available to the Company was $84.2 million and the interest rate on such balance was 1.63% per annum as of December 31, 2008.  Our credit facility matures in December of 2009, but does have a one-year extension option at our option.  We are in preliminary discussions with our lead bank to address this upcoming maturity.  Based on the uncertainty in the current credit environment, it is our priority to address this maturity as soon as possible.  One of the lenders (the “Defaulting Lender”) under the Credit Facility has failed during 2008 to fund its pro rata share of one or more advances under the Credit Facility.  If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then our available capacity under the Credit Facility could be reduced by approximately $5.7 million.

At December 31, 2008, our mortgage notes payable were collateralized with first mortgage liens on 20 Properties having a net book value of $1,464.6 million.  We have unencumbered Properties, developments and other corporate assets that have a net book value of $149.7 million.

As part of the ORC Venture, ORC has committed $200 million for acquisitions of certain other mall and anchored lifestyle retail properties that GPLP offers to the ORC Venture in addition to the Puente acquisition, its initial acquisition.  The ORC Venture used $11.3 million of the $200 million to acquire Tulsa from GPLP.  Although $188.7 million remains available, future property acquisitions that GPLP offers to the ORC Venture must be approved by ORC in order for the ORC Venture to utilize the funds.  If the ORC Venture acquires additional properties using these funds then we will operate the properties under separate management agreements.  Under these agreements, we are entitled to management fees, leasing commissions and other compensation including an asset management fee and acquisition fees based upon the purchase price paid for each acquired property.

On March 24, 2004, we filed a universal shelf registration statement with the SEC ("2004 Shelf").  The 2004 Shelf permits us to engage in offerings of debt securities, preferred and common shares, warrants, units, rights to purchase our common shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million, all of which is currently available for future offerings.  The 2004 Shelf was declared effective by the SEC on April 6, 2004 and expired on December 1, 2008.  On August 29, 2008, we filed a universal shelf registration statement to replace the 2004 Shelf.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of up to $400 million of the same classes of securities as registered under the expired 2004 Shelf.

Cash Activity

For the Year Ended December 31, 2008

Net cash provided by operating activities was $93.7 million for the year ended December 31, 2008.

Net cash used in investing activities was $128.0 million for the year ended December 31, 2008.  During the period, we spent $95.4 million on our investment in real estate.  Of this amount, $67.9 million was primarily spent renovating and constructing additional GLA, including $36.3 million to fund the addition of a lifestyle component at Polaris.  We also spent $12.4 million in additional renovations at Northtown Mall primarily to add an L.A. Fitness and Herberger’s.  We spent $4.1 million to expand The Mall at Johnson City, $3.6 million for redevelopment at Ashland Town Center and $8.0 million for expansions at Lloyd Center.  We also spent $13.1 million to re-tenant existing spaces at various Properties.  The remaining amounts were spent on operational capital expenditures.  We invested $81.4 million in our unconsolidated real estate entities.  Of this amount $57.0 million was attributed to our Scottsdale Quarter development.  The investment was used to fund the initial construction activity of this development.  We also funded $23.5 million in Puente representing our proportionate share of mortgage debt that was repaid when the lender and the Company did not agree on the syndication terms of the loan.  Offsetting these cash expenditures, we received $39.3 million in distributions from our unconsolidated real estate entities.  Of this amount $36.5 million relates to a return of our preferred investment in the Scottsdale Quarter development.  The remaining distributions came from our investment in both Puente and Tulsa.  Also, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.  Lastly we received $6.1 million in proceeds from the sale of outparcels.

Net cash provided by financing activities was $29.8 million for the year ended December 31, 2008.  During 2008, we received $122.3 million in loan proceeds from the mortgage loan on Colonial Park Mall, Morgantown Mall and Northtown Mall.  Also, we received $62.1 million under our Credit Facility. These proceeds were used primarily to fund our development activities at both our wholly-owned and joint venture Properties.  Offsetting these increases to cash, we made $76.4 million of principal payments on existing mortgage debt.  Of this amount, a $50.7 million principal payment was made on the Morgantown Mall mortgage debt in November 2008.  In addition, $8.6 million was utilized to repay the mortgage on Knox Village Square, which matured in February 2008.  Regularly scheduled principal payments on existing mortgages of $17.1 million were also made during the year.  We also paid $76.1 million in dividends to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2007

Net cash provided by operating activities was $102.7 million for the year ended December 31, 2007.

Net cash provided by investing activities was $65.9 million for the year ended December 31, 2007.  During 2007, we sold four of our Mall Properties:  Almeda Mall, Montgomery Mall, Northwest Mall and University Mall. These sales were part of our corporate strategy to upgrade the quality of our portfolio.  We also sold a vacant anchor store at Ohio River Plaza.  Overall, we received $205.4 million for these sales. Offsetting this increase to cash was our $95.5 million investment in real estate.  Of this amount, we spent $45.5 million on redevelopment projects. We have spent $9.4 million at Polaris for the addition of a lifestyle component.  Also, we spent $12.9 million at The Mall of Johnson City, the majority of which is for a Dick’s Sporting Goods, as well as $5.1 million for the construction of a diner at Jersey Gardens Center.  We spent $3.2 million at Grand Central Mall for the Mid Ohio Medical Center in the former Kroger building.  We also spent $11.6 million for renovations with no incremental increase in GLA, the majority of which was spent at Lloyd Center for Nordstrom as well as the interior renovation to that Property.  We spent $16.2 million on replacing existing in-line and anchor space. Furthermore we spent $5.7 million on new developments.  Of this amount, $5.0 million was contributed to Vero Beach Fountains, LLC, a consolidated joint venture for the potential retail development in Vero Beach, Florida, for a 50% interest in the venture.  The remaining amounts were spent on operational capital expenditures. On October 9, 2007, we purchased Merritt for $30.0 million in cash and the assumption of $57.0 million of outstanding mortgage debt.  Lastly, during 2007 we spent $11.6 million on our investment in joint ventures.  Of this, $5.8 million was used for renovation activity at Puente.  Another $4.5 million was invested in our Scottsdale Quarter development.

Net cash used in financing activities was $158.2 million for the year ended December 31, 2007.  During 2007, we repaid $107.2 million of principal on existing mortgage debt.  This includes debt in the amount of $57.7 million extinguished in connection with the sale of Montgomery Mall, Almeda Mall and Northwest Mall.  We also repaid an existing mortgage note at Colonial Park Mall in the amount of $32.0 million.  The remaining mortgage payments were part of normal principal amortization payments.  We also paid $94.7 million in dividends to holders of our Common Shares, OP Units, and preferred shares.  Offsetting these cash expenditures was $28.0 million we received from borrowings on our Credit Facility.

For the Year Ended December 31, 2006

Net cash provided by operating activities was $96.2 million for the year ended December 31, 2006.

Net cash used in investing activities was $108.9 million for the year ended December 31, 2006. On January 17, 2006, we purchased Tulsa for $55.7 million.  This Property was wholly owned until March 14, 2006 when we received $11.3 million upon transfer of this Property to the ORC Venture.  Also, we paid $77.1 million towards our investment in real estate.  Of this amount, we spent $29.2 million on construction of additional GLA and interior renovations, primarily at The Dayton Mall, Eastland Ohio, Northtown Mall, and Lloyd Center.  We also spent $21.4 million on tenant improvements to re-tenant existing spaces. Another $9.4 million was spent on operational capital expenditures.  The remaining amounts pertain to corporate projects, capitalized wages, real estate taxes and interest. We also invested $13.3 million in our unconsolidated properties.  During September 2006, we paid $1.9 million to enter into a joint venture in Surprise, Arizona to develop a 27,000 square foot retail development (“Surprise Venture”).  During December 2006, we invested $10.3 million in our Scottsdale Quarter development.  We also increased our investment in Puente by $1.0 million to fund that Property’s ongoing redevelopment program.  Offsetting these cash expenditures was the receipt of $24.7 million in connection with the sale of seven non-strategic Community Center assets and $6.8 million received from the sale of outparcels.

Net cash provided by financing activities was $16.6 million for the year ended December 31, 2006.  During 2006, we received $168.3 million from the issuance of new mortgage debt.  This increase was primarily the result of the $35.0 million mortgage on Tulsa entered into subsequent to our acquisition of that particular Mall and the $133.0 million of new mortgage debt associated with the refinancings of Weberstown Mall, Eastland Ohio, and Great Mall.  We also received net proceeds of $122.0 million from our Credit Facility. These proceeds were used primarily to fund our initial investments in both our Surprise Venture and Scottsdale Quarter joint venture.  We also used these proceeds to defease our University Mall mortgage debt.  Offsetting these increases to cash were principal payments of $179.5 million relating to mortgage loans.  During 2006, we repaid mortgage debt totaling $153.6 million associated with University Mall, Weberstown Mall, Eastland Ohio, and Great Mall.  We also repaid $7.7 million of mortgage debt associated with Properties sold during 2006.  The remaining payments were normal principal payments associated with mortgage debt.  Lastly, we paid $93.8 million in dividend distributions to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt increased by $107.7 million during 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2007	$1,252,210	$300,000	$1,552,210
New mortgage debt	122,250	-	122,250
Repayment of debt	(59,374)	-	(59,374)
Debt amortization payments in 2008	(17,063)	-	(17,063)
Amortization of fair value adjustment	(167)	-	(167)
Net borrowings, line of credit	-	62,097	62,097
December 31, 2008	$1,297,856	$362,097	$1,659,953

During 2008, we entered into three new financing arrangements and paid off two loans.  On April 23, 2008, the Company entered into a loan agreement to borrow $42.3 million (the “Colonial Loan”).  The Colonial Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Colonial Park Mall.  The Colonial Loan has a floating interest rate of LIBOR plus 1.65% per annum and a maturity date of April 23, 2011.  The interest rate for the Colonial Loan was subsequently fixed at 4.72% per annum through an interest rate protection agreement.  The Colonial Loan requires the Company to make interest only periodic payments with all of the remaining principal accrued interest being due and payable at the maturity date.  The proceeds of the Colonial Loan were used to reduce borrowings outstanding on our Credit Facility.  On October 14, 2008, the Company entered into a loan agreement to borrow $40.0 million (the “Morgantown Loan”).  The Morgantown Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Morgantown Mall.  The Morgantown Loan has a floating interest rate of LIBOR plus 3.50% per annum and a maturity date of October 13, 2011.  The interest rate for the Morgantown Loan was subsequently fixed at 6.52% per annum for two years through an interest rate protection agreement.  The Morgantown Loan requires the Company to make principal and interest periodic payments with all of the remaining principal and accrued interest being due and payable at the maturity date.  The proceeds of the Morgantown Loan were used to payoff the existing loan on Morgantown Mall and Morgantown Commons.  On October 22, 2008, the Company entered into a loan agreement to borrow $40.0 million (the “Northtown Loan”).  The Northtown Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Northtown Mall.  The Northtown Loan has a floating interest rate of LIBOR plus 3.00% per annum and a maturity date of October 21, 2011.  The interest rate for the Northtown Loan was subsequently fixed at 6.02% per annum through an interest rate protection agreement at 6.02%.  The Northtown Loan requires the Company to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Northtown Loan were used to reduce borrowings outstanding on our Credit Facility.  On February 11, 2008, we repaid $8.6 million of fixed rate debt in connection with extinguishing the Knox Village Square mortgage.  During the year, we borrowed $62.1 million from our Credit Facility.  Of this amount, we used $23.5 million to repay our proportionate share of the loan on Puente within the ORC Venture.  The loan amount was reduced from $90.0 million to $45.0 million because the Company and lender were unable to agree on syndication terms for the loan.  We also increased our preferred contributions to fund the Scottsdale Quarter development by $20.5 million, and the remaining amounts were primarily used to fund the Company’s construction and redevelopment activities.

At December 31, 2008, our mortgage notes payable were collateralized with first mortgage liens on 20 Properties having a net book value of $1,464.6 million.  We also owned four unencumbered Properties and other corporate assets having a net book value of $149.7 million at that date.  Certain of our loans are subject to guarantees and financial covenants.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $25.1 million during 2008.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2007	$123,203	$64,018
New mortgage debt	155,934	79,767
Repayment of debt	(130,239)	(67,724)
Debt amortization payments in 2008	(645)	(336)
Amortization of fair value adjustment	81	42
December 31, 2008	$148,334	$75,767

On November 5, 2007, the Surprise Venture closed on a $7.2 million construction loan (“Surprise Loan”).  The Surprise Loan bears interest at a rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of December 31, 2008, $4.6 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, a $220 million construction loan (“Scottsdale Loan”) was closed to fund the Scottsdale Quarter development.  The loan bears interest at LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of December 31, 2008, $63.8 million (of which $31.9 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes 70% of the outstanding loan amount at an interest rate of 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

On June 3, 2008, the ORC Venture entered into a loan agreement to borrow $90.0 million (the “Puente Loan”).  The Puente Loan is evidenced by a promissory note and secured by a first priority mortgage and assignment of Puente’s lease and rents.  The Puente Loan has a floating interest rate of LIBOR plus 2.35% per annum and a maturity date of June 1, 2010 with two 12 month extensions available subject to the satisfaction of certain conditions by the borrower.  An interest rate protection agreement was executed that effectively fixed the rate on 50% of the outstanding loan amount at 5.61% per annum.  The Puente Loan requires the ORC Venture to make interest only periodic payments with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Puente Loan were used to payoff the previous $85 million loan.  Under the agreement, the lender had the right to syndicate the loan within 60 days of closing and to require changes in the terms and conditions of the loan, including changes in interest rate and term, to facilitate the syndication.  The lender intended to retain $45 million of the outstanding amount under the loan and syndicate the balance.  The ORC Venture was not satisfied with the terms of the syndication, and accordingly paid down the loan by $45 million.

At December 31, 2008, the mortgage notes payable associated with ORC Properties were collateralized with first mortgage liens on two Properties having a net book value of $242.3 million.  At December 31, 2008, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $126.0 million.

Contractual Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2008 related to our consolidated operations as well as our pro-rata share of our obligations under our arrangements with unconsolidated real estate entities (in thousands):

Consolidated Obligations and Commitments:	Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt (includes interest payments)	$2,011,734	$205,947	$762,270	$487,661	$555,856
Distribution obligations	19,174	19,174	-	-	-
OP Unit redemptions	9,317	9,317	-	-	-
Lease obligations	6,389	1,147	1,608	1,260	2,374
Tenant allowances	8,990	8,990	-	-	-
Purchase obligations	13,306	13,306	-	-	-
Total consolidated obligations and commitments	$2,068,910	$257,881	$763,878	$488,921	$558,230

Pro-rata Share of Joint Venture Obligations:	Total	2009	2010-2011	2012-2013	Thereafter
Ground lease obligation	$138,284	$2,679	$5,478	$5,644	$124,483
Long-term debt (includes interest payments)	168,289	26,400	141,889	-	-
Tenant allowances	3,754	3,754	-	-	-
Purchase obligations	19,397	19,397	-	-	-
Total pro-rata share of joint venture obligations	$329,724	$52,230	$147,367	$5,644	$124,483

Consolidated Obligations and Commitments

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2008, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2008, the Company declared distributions of $0.32 per Common Share ($13.1 million), to be paid during the first quarter of 2009.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, because the Series F Preferred Shares became redeemable at our option on August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations through December 31, 2008.  Also, as the Series G Preferred Shares are redeemable at our option on or after February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations through that date.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million, respectively.

At December 31, 2008, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of the Company or (b) Common Shares at the exchange ratio of one share for each OP Unit.  The fair market value of the OP Units outstanding at December 31, 2008 is $9.3 million based upon a per unit value of $3.12 at December 31, 2008, (based upon a five-day average of the Common Stock price from December 23, 2008 to December 30, 2008).

Lease obligations include both our capital and operating lease obligations.  Capital lease obligations are for security equipment and generators at various Properties and are included in accounts payable and accrued expenses in the consolidated balance sheet.  Operating lease obligations are for office space, ground leases, phone systems, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2008 was $6.4 million.

At December 31, 2008, we had executed leases committing to $9.0 million in tenant allowances.  The leases will generate gross rents of approximately $46.6 million over the original lease term. Purchase obligations relate primarily to construction contract commitments.

Commercial Commitments

The Credit Facility terms are discussed in Note 6 to the consolidated financial statements.

Pro-rata share of joint venture obligations

The long-term debt obligation is our pro-rata share of the scheduled payments of interest and principal related to our loans at Puente and Tulsa.  The construction loan obligation is our pro-rata share of the scheduled payments of principal and interest related to the loan at our Surprise Venture project.  The tenant allowances relate to both the ORC Venture and the Scottsdale Venture for tenants who have signed leases at our Puente, Scottsdale Quarter, and Tulsa Properties.  Our pro-rata share of purchase obligations primarily relate to construction commitments for our redevelopment/development work at Puente, Scottsdale Quarter, and Surprise Town Square.

In the second quarter of 2006, the Company announced the Scottsdale Venture, a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company.  The parties will conduct the operations of Scottsdale Quarter through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of Scottsdale Quarter.  As of December 31, 2008, GPLP has made capital contributions of approximately $35.3 million to LLC Co. and holds a 50% common interest in LLC Co. on a $10.8 million of our investment and has a preferred interest on a $24.5 million of our investment in LLC Co.  Upon completion of the Scottsdale Quarter development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Quarter development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letters of Credit: GPLP has provided for LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter. GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of Scottsdale Quarter occurs. GPLP has also provided a letter of credit for LLC Co. in the amount of $1.026 million as collateral for fees and claims arising from the owner controlled insurance program that is in place during construction. In addition, letters of credit totaling $2.6 million have been provided by LLC Co. to tenants as collateral for tenant allowances due upon completion of their spaces.

o
Ground Lease Payment:  LLC Co. shall make rent payments under a ground lease executed as part of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased 1.5% to 2% during the lease term until the fortieth year of the lease term and marked to market thereafter (“Base Rent”).  Additionally, LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term.  After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co.

o
Property Purchase:  LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built by entities unaffiliated with the Company on property adjoining the ground leased premises at a price of $181 per square foot.

o
Loan Guaranty: GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that ranges from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Quarter construction loan agreement.

Capital Expenditures

We plan our capital expenditures by considering various factors such as: return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot repairs, and tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  We categorize our capital expenditures into two broad categories, development and property capital expenditures.  The development capital expenditures relate to incremental revenues associated with new developments, creation of new GLA at our existing Properties, and renovation of existing Properties.  Property capital expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that have been previously occupied.  Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the consolidated balance sheet until such time as the project is completed.  At the time the project is complete, the dollars are transferred to the appropriate category on the balance sheet and are depreciated on a straight-line basis over the estimated useful life of the asset.  Our new development spending primarily relates to our share of the investment in our Scottsdale Quarter development.

Our redevelopment expenditures relate primarily to the following projects: our new lifestyle component at Polaris; the addition of a new L.A. Fitness junior anchor at both our Lloyd Center in Portland, Oregon, and Northtown Mall in Blaine, Minnesota; as well as anchor store redevelopments at The Mall at Johnson City in Johnson City, Tennessee, Ashland Town Center in Ashland, Kentucky, and Northtown Mall.

The table below provides the amount we spent on our capital expenditures (amounts in thousands) at December 31, 2008.

	Capital Expenditures for the Year Ended December 31, 2008
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$661	$45,369	$46,030
Redevelopment projects	$67,903	$332	$68,235
Renovation with no incremental GLA	$212	$193	$405

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$2,573	$491	$3,064
Non-anchor replacement	10,499	464	10,963
Operational capital expenditures	3,815	421	4,236
Total Property Capital Expenditures	$16,887	$1,376	$18,263

Off-Balance Sheet Arrangements

We have an ownership interest in the Scottsdale Venture, which is a joint venture to construct and manage Scottsdale Quarter.  A more detailed description of this joint venture, including the Company’s interest and investments in the joint venture, is available under the heading “Pro rata share of joint venture obligations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to our Consolidated Financial Statements included herein.  The Scottsdale Venture was determined to be a variable interest entity in accordance with Financial Accounting Standards Board Interpretation No. 46(R) and the Company has determined that it is not the primary beneficiary.  This investment is accounted for using the equity method of accounting and is included in “Investment in and advances to unconsolidated real estate entities, net” in the Company’s consolidated balance sheets.

GPLP, an affiliate of GRT, has provided certain guarantees for the Scottsdale Venture relating to repayment obligations under the construction loan agreement that range from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  As of December 31, 2008 the Scottsdale Venture has borrowed $63.762 million on the construction loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50%, or $31.931 million, at December 31, 2008.  GPLP also has a performance guarantee to construct the development.  The dollar amount of such guarantee cannot be quantified and therefore is not included in the amounts listed above.  The pro rata share of the mortgage debt on the Scottsdale Quarter development is shown in "Item 2. Properties."

GPLP, an affiliate of GRT, has provided a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP, shall maintain the letter of credit until construction is substantially complete.  GPLP has also provided a letter of credit in the amount of $1.026 million as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.  The funds for this letter of credit originated from the Credit Facility.  Additionally, letters of credit totaling $2.6 million have been provided by the Scottsdale Venture entity, LLC Co., to tenants as collateral for tenant allowances due upon completion of their spaces.  We do not believe that the letters of credit or guarantee will result in any liability to GRT or its affiliates.

Information regarding GPLP’s maximum exposure to loss at December 31, 2008 for the aforementioned guarantee and letters of credit is set forth in Noted 12 to our Consolidated Financial Statements included herein.

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

Malls

The redevelopment project at Polaris centers around redevelopment of a former Kauffman’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007. We recently completed construction of our $52 million addition of 160,000 square feet of open-air retail space at Polaris.  In 2008, several of the new retail stores opened in this project, including The Cheesecake Factory, Barnes & Noble, Buckeye Corner, Godfrey’s, New Balance, The Pub, and Schakolad Chocolate.  Stores with scheduled openings in 2009 include Benihanna, Dave & Busters, Forever 21 and Sweet & Sassy.  We have over 90% of the space committed through signed leases.  We are planning on placing mortgage debt on the Polaris expansion in the coming months.

We are in the process of redeveloping The Mall at Johnson City in Johnson City, Tennessee.  A new Dick’s Sporting Goods store opened in September 2007.  The JC Penney store has been remodeled and has expanded 35,000 square feet in September 2008.  We are also converting a former Goody’s anchor store to in-line stores, including retailers such as Forever 21 and Victoria’s Secret.

At Ashland Town Center, JCPenney moved into their new prototype on the former Wal-Mart parcel. The new store opening was a huge success.  We will backfill their former space with a second Belk anchor store. A new Cheddar’s restaurant opened during the second quarter of 2008.

At Northtown Mall, a new Herberger’s department store opened in September 2008.  The addition of Herberger’s, a fashion anchor, in this market is a significant step forward for the center.  Also, a new L.A. Fitness Center opened in July 2008 as a junior anchor store.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Quarter development will be an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Quarter development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 70% of the retail space addressed.  Also, we have signed leases for 37% of the office space.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

Our Surprise Venture has nearly completed the construction of 25,000 square feet of new retail space in Surprise, Arizona (northwest of Phoenix).  The development’s first restaurant opened in September 2008.

We also continue to work on a pipeline of future development opportunities beyond the Scottsdale Quarter development and the Surprise Venture.   While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

The table below reflects Mall sales per square foot (“Sales PSF”) for those tenants (in stores less than 10,000 square feet) reporting sales for the twelve-month period ended December 31, 2008.  The table excludes our held-for-sale malls and includes our joint venture malls.  The percentage change is based on those tenants reporting sales (“Same Store”) for the twenty-four month period ended December 31, 2008.

	Average	Same Store
	Sales PSF	% Change
Anchors	$152	(4.5)%
Stores (1)	$348	(4.0)%
Total	$245	(4.4)%

(1)   Sales PSF for Mall Stores exclude outparcel and licensing agreement sales.

Average mall store sales for the 12 months ended December 31, 2008 were $348 per square foot, a 3% decrease from the $360 per square foot reported for the twelve months ended December 31, 2007.  Comparable stores sales, which include only those stores open for the twelve months ended December 31, 2008 and the same period of 2007, decreased approximately 4%.  Retail sales were down for many national retailers due to the general market and economic factors during the 2008 holiday season.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07
Core Malls (2):
Mall Anchors	94.0%	98.6%	97.3%	97.8%	97.8%
Mall Stores	94.4%	93.1%	92.3%	92.7%	94.2%
Total Consolidated Mall Portfolio	94.1%	96.6%	95.5%	95.9%	96.5%

Mall Portfolio – including Joint Ventures (3):
Mall Anchors	93.8%	98.2%	97.4%	97.8%	97.8%
Mall Stores	93.8%	92.6%	91.9%	92.4%	93.8%
Total Mall Portfolio	93.8%	96.2%	95.4%	95.8%	96.3%

Wholly-owned Community Centers:
Community Center Anchors	89.1%	88.3%	94.8%	91.0%	88.2%
Community Center Stores	88.5%	88.9%	88.9%	83.2%	86.1%
Total Community Center Portfolio	89.0%	88.5%	93.1%	88.9%	87.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Excludes the Company’s held-for-sale malls and joint ventures.
(3)	Excludes the Company’s held-for-sale malls.

Core Mall store occupancy increased to 94.4% at December 31, 2008 from 94.2% at December 31, 2007.  Core Mall anchor store occupancy decreased to 94.0% at December 31, 2008 from 97.8% at December 31, 2007.  The decrease in our anchor occupancy primarily relates to the bankruptcies and subsequent store closures of Steve & Barry’s, Circuit City, and Linen & Things.

Information Technology

During 2008, we implemented Paycor as our new payroll service provider.  This new platform will create efficiencies in time and attendance reporting and human resource management.  We also implemented OnBase as our document imaging solution in our accounts payable department.  The system has created efficiencies with the processing of accounts payable documents as they are routed electronically throughout our organization for approval.  This system will diminish our need for the storage of documents as well as increase the timeliness of their retrieval. These key technology initiatives have established the platform for enhanced productivity and internal management reporting.

Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 5, 2008 (and thus acquisitions after December 31, 2008).  The Company believes that it will not have a material effect on its Company’s financial position and results of operations.

In late 2007, the FASB issued SFAS No. 160, “Reporting for Minority Interests.”  Currently, minority interest is not part of shareholders’ equity. Under SFAS No. 160, minority interest will become part of shareholders’ equity.  This change may affect key financial ratios, such as debt to equity ratios.   This standard is effective no later than for fiscal years beginning after December 15, 2008.  The Company anticipates that upon adoption of Statement No. 160 in 2009, the non controlling interests in the Operating Partnership will no longer need to be carried at zero balances in the Company’s balance sheet.   As a result, the income or loss allocated to these non controlling interests would be affected by their proportionate ownership percentage of the Operating Partnership.

In February 2008, FASB issued Staff Position No. SFAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This Statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the application of this Statement and anticipates the Statement will not have an effect on its results of operations or financial position as the Statement only provides for new disclosure requirements.

In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements.  Staff Position No. SFAS. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2008, approximately 86.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years and a weighted-average interest rate of approximately 5.8%.  At December 31, 2007, approximately 85.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.9 years, and a weighted-average interest rate of approximately 6.1%.  The remainder of our debt at December 31, 2008 and December 31, 2007, bears interest at variable rates with weighted-average interest rates of approximately 1.6% and 5.7%, respectively.

At December 31, 2008 and December 31, 2007, the fair value of our debt (excluding our Credit Facility) was $1,302.0 million and $1,247.0 million, respectively, compared to its carrying amounts of $1,297.9 million and $1,252.2 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2008 and 2007, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $2.2 million and $2.3 million, respectively.  Also, the fair value of our debt would decrease by approximately $43.6 million and $46.4 million, at December 31, 2008 and December 31, 2007, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $2.2 million and $2.3 million, for the year ended December 31, 2008 and 2007, respectively, and increase the fair value of our debt by approximately $45.9 million and $49.1 million, at December 31, 2008 and December 31, 2007, respectively.  We have entered into certain interest rate protection agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of GRT and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC and are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management, and disclosed in a timely manner.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed  an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP
Chicago, Illinois
February 20, 2009

Changes in Internal Control Over Financial Reporting

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2008 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,425,843	$23.04	2,494,484

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

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

PART IV

Item 15.     Exhibits and Financial Statements

(1)	Financial Statements	Page Number
	- Report of Independent Registered Public Accounting Firm	60
	- Glimcher Realty Trust Consolidated Balance Sheets as of
	December 31, 2008 and 2007	61
	- Glimcher Realty Trust Consolidated Statements of Operations and
	Comprehensive Income (Loss) for the years ended December 31, 2008,
	2007 and 2006	62
	- Glimcher Realty Trust Consolidated Statements of Shareholders’
	Equity for the years ended December 31, 2008, 2007 and 2006	63
	- Glimcher Realty Trust Consolidated Statements of Cash Flows
	for the years ended December 31, 2008, 2007 and 2006	64
	- Notes to Consolidated Financial Statements	65

(2)	Financial Statement Schedules
	- Schedule III - Real Estate and Accumulated Depreciation	93
	- Notes to Schedule III	96

(3)	Exhibits

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Amended and Restated Bylaws. (5)
3.3	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.4	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (15)
3.5
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (16)

4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (15)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (16)
4.4	Rights Agreement, dated as of March 9, 1999, between Glimcher Realty Trust and the Harris Trust and Savings Bank (n/k/a Computershare Investor Services, LLC). (25)
4.5	Form of Senior Debt Indenture. (38)
4.6	Form of Junior Debt Indenture. (38)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (36)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (36)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (36)
10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (36)
10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (36)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (36)

10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (36)
10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (36)
10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (36)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (36)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 8, 2008. (36)
10.12	Consulting Agreement, dated February 22, 2007, between Glimcher Realty Trust and Philip G. Barach. (26)
10.13	Employment & Consulting Agreement, dated January 20, 2005, between Herbert Glimcher, Glimcher Realty Trust and Glimcher Properties Limited Partnership. (14)
10.14	Amendment No. 1 to the Employment and Consulting Agreement, dated as of July 25, 2007, by and between Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Herbert Glimcher. (32)
10.15	2007 Long Term Incentive Plan for Senior Executives. (33)
10.16	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.17	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (17)
10.18	Severance Benefits Agreement, dated February 22, 2007, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Kim A. Rieck. (35)
10.19	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Herbert Glimcher. (3)
10.20	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.21	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.22	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (20)
10.23	Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (22)
10.24	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (24)
10.25	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (11)
10.26	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (7)
10.27	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (23)
10.28	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender. (36)
10.29
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (36)

10.30
Unconditional Guaranty of Payment and Performance, dated as of April 22, 2008, by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (36)

10.31
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of five million dollars ($5,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (36)

10.32
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of ten million dollars ($10,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (36)

10.33
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of twenty-seven million two hundred and fifty thousand dollars ($27,250,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (36)

10.34	Loan Agreement, dated as of June 3, 2008, by and between Puente Hills Mall, LLC and Eurohypo AG, New York Branch as administrative agent and lender. (36)

10.35
Assignment of Leases and Rents, dated as of June 3, 2008, from Puente Hills Mall, LLC to Eurohypo AG, New York Branch, as administrative agent (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (36)

10.36
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture Filing, dated as of June 3, 2008, made by Puente Hills Mall, LLC to Commonwealth Land Title Company, as trustee, for the benefit of Eurohypo AG, New York Branch, as administrative agent and beneficiary (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (36)

10.37
Limited Guaranty, dated as of June 3, 2008, by Glimcher Properties Limited Partnership in favor of Eurohypo AG, New York Branch (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (36)

10.38
Promissory Note, dated as of June 3, 2008, issued by Puente Hills Mall, LLC in the amount of ninety million dollars ($90,000,000) (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (36)

10.39	Agreement of Sale and Purchase, dated April 25, 2007, by and between Glimcher University Mall, L.P. and Somera Capital Management, LLC, as amended. (36)
10.40	Membership Interest Purchase and Sale Agreement, dated as of July 19, 2007, by and between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership, as amended. (27)
10.41	Amendment to Membership Interest Purchase and Sale Agreement, dated as of August 6, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership. (32)
10.42	Assignment and Assumption of Membership Interests, dated as of October 9, 2007, between Thor Urban Operating Fund, L.P. and Glimcher Properties Limited Partnership. (32)
10.43
Guaranty of Insurance Deductible, dated as of October 9, 2007, by Thor MS, LLC, Thor Merritt Square, LLC, Glimcher Properties Limited Partnership and LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (32)

10.44
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (32)

10.45
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (32)

10.46
Defeasance Pledge And Security Agreement, dated as of December 22, 2006, by and among Glimcher University Mall Limited Partnership, LaSalle National Bank Association (f/k/a Lasalle National Bank), as Trustee for Nomura Asset Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-D6, and Wells Fargo Bank, N.A. (34)

10.47
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

10.48	Completion and Payment Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (35)
10.49
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 30, 2007, by Kierland Crossing, LLC for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (35)

10.50
Limited Payment and Performance Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (35)

10.51
Construction, Acquisition and Interim Loan Agreement, dated as of November 30, 2007, by and among Kierland Crossing, LLC, KeyBank National Association, as lender, each signing lender, and KeyBank National Association, as administrative agent (relates to Scottsdale construction financing). (35)

10.52	Assignment of Leases and Rents, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association (relates to Scottsdale construction financing). (35)

10.53
Collateral Assignment of Construction Documents, Contracts, Licenses and Permits, dated as of November 30, 2007, between Kierland Crossing, LLC in favor of KeyBank National Association (related to Scottsdale construction financing). (35)

10.54
Collateral Assignment of Joint Development Agreement and Purchase Agreement and Escrow Instructions, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association, as Administrative Agent (relates to Scottsdale construction financing). (35)

10.55	Non-Recourse Exception Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (35)
10.56
Form of Promissory Notes for Scottsdale Construction Loan with respect to KeyBank National Association, Eurohypo AG, New York Branch, The Huntington National Bank, U.S. Bank National Association, National City Bank, and PNC Bank, National Association, as lenders. (35)

10.57	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.58	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (19)
10.59	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (19)
10.60	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.61	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.62	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (19)
10.63	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated as of October 15, 2001, by Glimcher Ashland Venture, LLC to KeyBank National Association. (6)
10.64	Promissory Note, dated as of October 15, 2001, issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (21)
10.65	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.66	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (21)
10.67	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (30)
10.68	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (37)
10.69	Promissory Note A1, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (9)
10.70	Promissory Note A2, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (9)
10.71	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 27, 2003, by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. (9)
10.72	Guaranty of Recourse Obligations by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc., dated as of August 27, 2003, relating to WestShore Plaza Mall. (9)
10.73
Note, dated as of August 11, 1998, issued by Eastland Mall Limited Partnership to The Capital Company of America LLC in the amount of forty six million six hundred seventy three thousand two hundred twenty five dollars ($46,673,225) (relating to Eastland North Carolina). (9)

10.74
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 11, 1998, by Eastland Mall Limited Partnership to M. Jay Devaney, as Trustee, for the benefit of The Capital Company of America LLC (relating to Eastland North Carolina). (9)

10.75	Membership Interest Purchase Agreement, dated as of June 20, 2003, between HIG Mall, LLC and Glimcher Properties Limited Partnership (relating to Eastland Mall North Carolina). (9)
10.76
Amended and Restated Credit Agreement, dated December 14, 2006, by and among Glimcher Properties Limited Partnership, KeyBank National Association, KeyBank Capital Markets, and several other financial institutions. (34)

10.77
Guaranty, dated December 14, 2006, by Glimcher Realty Trust and Glimcher Properties Corporation to and for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement. (34)

10.78	Form of Note. (included in Exhibit 10.75)
10.79
Promissory Note A1, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of eighty-five million dollars ($85,000,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.80
Promissory Note A2, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of twenty-eight million five hundred thousand dollars ($28,500,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.81
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.82
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (13)

10.83	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.84	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.85	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.86	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (34)
10.87	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (34)
10.88	Promissory Note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (34)
10.89	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (13)
10.90
Amended and Restated Promissory Note A, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $125,000,000, relating to the Polaris Fashion Place existing debt. (13)

10.91
Amended and Restated Promissory Note B, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $24,837,623, relating to the Polaris Fashion Place existing debt. (13)

10.92	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc., relating to Polaris Fashion Place. (13)
10.93	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (13)
10.94
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (13)

10.95
Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.96
Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.97
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 among N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)

10.98	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (22)
10.99	Loan Agreement, dated as of March 14, 2006, by and between Tulsa Promenade, LLC and Charter One Bank, N.A. (relating to Tulsa Promenade). (29)
10.100	Promissory Note, dated March 14, 2006, issued by Tulsa Promenade, LLC to the order of Charter One Bank, N.A. in the principal amount of $50,000,000 (relating to Tulsa Promenade). (29)
10.101	Mortgage with Power of Sale, Security Agreement and Financing Statement, made as of March 14, 2006, by Tulsa Promenade, LLC in favor of Charter One Bank, N.A. (relating to Tulsa Promenade). (29)

10.102	Loan Agreement, dated as of October 8, 2008, between Morgantown Mall Associates Limited Partnership and First Commonwealth Bank.
10.103
Term Note, dated as of October 8, 2008, issued by Morgantown Mall Associates Limited Partnership to First Commonwealth Bank in the principal amount of $40,000,000 relating to Morgantown Mall located in Morgantown, WV.

10.104	Deed of Trust and Security Agreement, effective as of October 14, 2008, by Morgantown Mall Associates Limited Partnership for the benefit of First Commonwealth Bank.
10.105	Limited Guaranty and Suretyship Agreement, dated as of October 8, 2008, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank.
10.106
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of KeyBank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein).

10.107	Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein.
10.108
Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN.

10.109
Limited Payment Guaranty, dated as of October 22, 2008, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN.

10.110
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of Huntington National Bank (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein).

10.111
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of U.S. Bank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein).

10.112	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.113	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.114	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)
10.115
Guaranty of Recourse Obligations, dated as of December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (30)

10.116
Limited Liability Company Agreement of Kierland Crossing, LLC, dated as of May 12, 2006 (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.117
Ground Lease, dated as of May 12, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (19)

10.118
First Amended and Restated Ground Lease, dated as of December 6, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (34)

10.119	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting). (31)
10.120	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (35)
10.121	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (35)
10.122	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (33)
10.123	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Trustee Awards). (36)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.
(5)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(6)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 29, 2003.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(10)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on February 25, 2004.
(11)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(12)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 2, 2004.
(13)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(14)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 24, 2005.
(15)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on August 22, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(17)	Incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(18)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 14, 1999.
(19)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(21)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(22)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(23)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(24)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(25)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on March 12, 1999.
(26)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the Securities and Exchange Commission on April 27, 2007.

(27)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on July 27, 2007.
(28)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.
(29)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on April 28, 2006.
(30)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(31)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(32)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(33)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(34)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(35)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.
(36)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(37)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(38)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-3/A, SEC File No. 333-153257, filed with the Securities and Exchange Commission on November 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

/s/ Mark E. Yale

Mark E. Yale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)
February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 23, 2009
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 23, 2009
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 23, 2009
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 23, 2009
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	February 23, 2009
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 23, 2009
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 23, 2009
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 23, 2009
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 23, 2009
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 23, 2009
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 23, 2009
William S. Williams

Report of the Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
February 20, 2009

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS

	December 31,
	2008	2007
Investment in real estate:
Land	$245,806	$240,156
Buildings, improvements and equipment	1,768,589	1,703,491
Developments in progress	103,809	96,054
	2,118,204	2,039,701
Less accumulated depreciation	565,894	500,710
Property and equipment, net	1,552,310	1,538,991
Deferred costs, net	19,479	19,225
Real estate assets held-for-sale	63,339	68,671
Investment in and advances to unconsolidated real estate entities	124,470	83,116
Investment in real estate, net	1,759,598	1,710,003

Cash and cash equivalents	17,734	22,147
Non-real estate assets associated with discontinued operations	3,424	5,002
Restricted cash	14,209	14,217
Tenant accounts receivable, net	36,913	39,475
Deferred expenses, net	8,272	5,915
Prepaid and other assets	36,163	34,188
Total assets	$1,876,313	$1,830,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgage notes payable	$1,225,627	$1,170,669
Mortgage notes payable associated with properties held-for-sale	72,229	81,541
Notes payable	362,097	300,000
Other liabilities associated with discontinued operations	1,937	2,763
Accounts payable and accrued expenses	66,457	62,969
Distributions payable	17,414	23,915
Total liabilities	1,745,761	1,641,857

Minority interest in operating partnership	-	-

Shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 37,808,639 and 37,687,039 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	378	377
Additional paid-in capital	564,098	563,460
Distributions in excess of accumulated earnings	(637,148)	(584,343)
Accumulated other comprehensive loss	(6,776)	(404)
Total shareholders’ equity	130,552	189,090
Total liabilities and shareholders’ equity	$1,876,313	$1,830,947

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006
Revenues:
Minimum rents	$192,980	$186,064	$181,866
Percentage rents	5,915	6,130	5,727
Tenant reimbursements	91,824	87,258	84,593
Other	28,417	22,714	20,365
Total revenues	319,136	302,166	292,551
Expenses:
Property operating expenses	66,302	63,020	60,007
Real estate taxes	34,700	31,651	32,512
Provision for doubtful accounts	5,906	3,732	3,495
Other operating expenses	13,202	8,262	6,644
Depreciation and amortization	81,696	73,661	68,437
General and administrative	17,945	16,484	15,305
Impairment loss	-	2,914	-
Total expenses	219,751	199,724	186,400

Operating income	99,385	102,442	106,151

Interest income	1,178	649	454
Interest expense	82,276	87,940	82,166
Minority interest in operating partnership	-	1,635	(7,733)
Equity in (loss) income of unconsolidated real estate entities, net	(709)	1,133	1,443
Income from continuing operations	17,578	14,649	33,615
Discontinued operations:
Gain on sale of properties, net	1,244	47,349	1,717
Impairment loss	-	(27,464)	(111,918)
(Loss) income from operations	(2,053)	3,823	(579)
Net income (loss)	16,769	38,357	(77,165)
Less: Preferred stock dividends	17,437	17,437	17,437
Net (loss) income available to common shareholders	$(668)	$20,920	$(94,602)

(Loss) Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.00	$(0.03)	$0.21
Discontinued operations	$(0.02)	$0.59	$(2.79)
Net (loss) income to common shareholders	$(0.02)	$0.56	$(2.58)

EPS (diluted):
Continuing operations	$0.00	$(0.03)	$0.21
Discontinued operations	$(0.02)	$0.59	$(2.76)
Net (loss) income to common shareholders	$(0.02)	$0.56	$(2.55)

Weighted average common shares outstanding	37,601	37,232	36,611
Weighted average common shares and common share equivalent outstanding	40,762	40,228	40,089

Cash distributions declared per common share of beneficial interest	$1.2800	$1.9232	$1.9232

Net income (loss)	$16,769	$38,357	$(77,165)
Other comprehensive loss on derivative instruments, net	(6,372)	(376)	(2)
Comprehensive income (loss)	$10,397	$37,981	$(77,167)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive
	Shares	Shares	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2005	$60,000	$150,000	36,506,448	$365	$543,639	$(366,924)	$(26)	$387,054

Distributions declared, $1.9232 per share						(70,615)		(70,615)
Distribution Reinvestment and Share Purchase Plan			17,855	-	457			457
Exercise of stock options			87,298	1	1,629			1,630
OP unit conversion			119,766	2	3,104			3,106
Restricted stock grant			44,998	-	-			-
Amortization of restricted stock					560			560
Preferred stock dividends						(17,437)		(17,437)
Net loss						(77,165)		(77,165)
Other comprehensive loss on derivative instruments							(2)	(2)
Stock option expense					348			348
Transfer to minority interest in partnership					(2,701)			(2,701)
Balance, December 31, 2006	60,000	150,000	36,776,365	368	547,036	(532,141)	(28)	225,235

Distributions declared, $1.9232 per share						(73,122)		(73,122)
Distribution Reinvestment and Share Purchase Plan			18,142	-	450			450
Exercise of stock options			841,032	9	15,302			15,311
OP unit conversion			8,000	-	1			1
Restricted stock grant, net of cancellations			43,500	-	-			-
Amortization of restricted stock					845			845
Amortization of long term incentive grant					555			555
Preferred stock dividends						(17,437)		(17,437)
Net income						38,357		38,357
Other comprehensive loss on derivative instruments							(376)	(376)
Stock option expense, net of offering costs					447			447
Transfer to minority interest in partnership					(1,176)			(1,176)
Balance, December 31, 2007	60,000	150,000	37,687,039	377	563,460	(584,343)	(404)	189,090

Distributions declared, $1.2800 per share						(52,137)		(52,137)
Distribution Reinvestment and Share Purchase Plan			29,678	-	298			298
OP unit conversion			1,589	-	-			-
Restricted stock grant			90,333	1				1
Amortization of restricted stock					787			787
Reversal of long term incentive grant					(555)			(555)
Preferred stock dividends						(17,437)		(17,437)
Net income						16,769		16,769
Other comprehensive loss on derivative instruments							(6,372)	(6,372)
Stock option expense, net of offering costs					108			108
Balance, December 31, 2008	$60,000	$150,000	37,808,639	$378	$564,098	$(637,148)	$(6,776)	$130,552
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Net income (loss)	$16,769	$38,357	$(77,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	7,987	5,995	6,696
Depreciation and amortization	81,696	76,770	75,481
Amortization of financing costs	2,076	2,024	2,819
Equity in loss (income) of unconsolidated entities, net	709	(1,133)	(1,443)
Capitalized development costs charged to expense	373	1,228	367
Minority interest in operating partnership	-	1,635	(7,733)
Impairment losses	-	30,378	111,918
Gain on sales of properties from discontinued operations	(1,244)	(47,349)	(1,717)
Gain on sales of outparcels	(883)	(1,555)	(3,895)
Stock option related expense	464	1,877	908
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(4,585)	4,988	(3,815)
Prepaid and other assets	(1,910)	(3,895)	1,144
Accounts payable and accrued expenses	(7,746)	(6,664)	(7,335)

Net cash provided by operating activities	93,706	102,656	96,230

Cash flows from investing activities:
Additions to investment in real estate	(95,432)	(95,470)	(77,128)
Acquisitions of property	-	(30,033)	(55,715)
Cash distributions from joint venture	39,310	-	11,257
Investment in joint ventures	(81,373)	(11,567)	(13,266)
Proceeds from sales of assets	-	90	-
Proceeds from sales of properties	9,450	205,404	24,690
Proceeds from sales of outparcels	6,060	2,724	6,770
Withdrawals from restricted cash	192	75	266
Additions to deferred expenses and other	(6,161)	(5,328)	(5,785)

Net cash (used in) provided by investing activities	(127,954)	65,895	(108,911)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	62,097	28,000	122,000
Additions to deferred financing costs	(2,233)	-	(2,511)
Proceeds from issuance of mortgages and other notes payable	122,250	-	168,331
Principal payments on mortgages and other notes payable	(76,437)	(107,238)	(179,497)
Exercise of stock options and other	299	15,761	2,087
Cash distributions	(76,141)	(94,678)	(93,799)
.
Net cash provided by (used in) financing activities	29,835	(158,155)	16,611

Net change in cash and cash equivalents	(4,413)	10,396	3,930

Cash and cash equivalents, at beginning of period	22,147	11,751	7,821

Cash and cash equivalents, at end of period	$17,734	$22,147	$11,751

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  At December 31, 2008, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (21 wholly owned and 2 partially owned through a joint venture) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to Glimcher Realty Trust and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”).  As of December 31, 2008, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amounts of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods.  The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues.  The Company also reviews specific tenant balances and determines whether an additional allowance is necessary.  In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collections and consideration of the retail sector in which the tenant operates.  The allowance for doubtful accounts is reviewed based upon the Company’s historical experience.

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

The Company recognized a $2,914 non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by the tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel were less than the basis of these parcels.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which expands and clarifies SFAS No. 123, “Accounting for Stock-Based Compensation.”   The cost is expensed over the requisite service period (usually the vesting period) beginning the first quarter of 2006 for awards issued after June 15, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

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

Derivative Instruments and Hedging Activities

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments that qualify for hedge accounting are recorded in stockholders’ equity as a component of comprehensive income and as an adjustment to the carrying value of the hedged item.  Changes in fair values of derivatives not qualifying for hedge accounting are reported in earnings.

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

	Years Ended December 31,
	2008	2007	2006
Interest expense	$80,286	$86,073	$80,313
Amortization of loan fees	1,990	1,867	1,853
Total interest expense	82,276	87,940	82,166
Interest capitalized	6,694	4,793	2,885
Total interest costs	$88,970	$92,733	$85,051

Investment in and Advances to Unconsolidated Real Estate Entities

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

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $5,863, $5,449, and $5,897 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code.  GPLP wholly owns GDC.  For federal income tax purposes, GDC is treated as a separate entity and taxed as a C-Corporation.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of GDC.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $6,857 and $5,704 as of December 31, 2008 and 2007, respectively.  In connection with the sale of University Mall, the Company received a $5,000 non-interest bearing note that was discounted to its present value in 2007.  In connection with the purchase of Merritt Square Mall in Merritt Island, Florida, the Company assumed a $57,000 mortgage loan with a 5.35% interest rate.

Share distributions of $12,099 and $18,120 were declared, but not paid as of December 31, 2008 and 2007, respectively.  Operating Partnership distributions of $956 and $1,436 were declared, but not paid as of December 31, 2008 and 2007, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of December 31, 2008 and 2007.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of December 31, 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company believes that it will not have a material effect on its Company’s financial position and results of operations.

In late 2007, the FASB issued SFAS No. 160, “Reporting for Minority Interests.”  Currently, minority interest is not part of shareholders’ equity. Under SFAS No. 160, minority interest will become part of shareholders’ equity. This change may affect key financial ratios, such as debt to equity ratios.  This standard is effective no later than for fiscal years beginning after December 15, 2008.  The Company anticipates that upon adoption of Statement No. 160 in 2009, the non controlling interests in the Operating Partnership will no longer need to be carried at zero balances in the Company’s balance sheet.  As a result, the income or loss allocated to these non controlling interests would be affected by their proportionate ownership percentage of the Operating Partnership.

In February 2008, FASB issued Staff Position No. SFAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently evaluating the application of this statement and anticipates the statement will not have an effect on its results of operations or financial position as the statement only provides for new disclosure requirements.

In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements.  Staff Position No. SFAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company is evaluating the impact of this standard as it relates to the Company’s financial position and results of operations.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  During the year ended December 31, 2008 the Company sold one Property, Knox Village Square.  As of December 31, 2008, the Company classified two Malls (Eastland Mall, North Carolina and The Great Mall of the Great Plains) and one Community Center (Ohio River Plaza) as held-for-sale.  The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the consolidated statements of operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	December 31,
	2008	2007
Number of Properties sold	1	4
Number of Properties held-for-sale	3	4
Real estate assets held-for-sale	$63,339	$68,671
Mortgage notes payable associated with properties held-for-sale	$72,229	$81,541

4.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	December 31,
	2008	2007
Billed receivables	$18,271	$17,453
Straight-line receivables	18,758	20,509
Unbilled receivables	9,686	8,638
Less: allowance for doubtful accounts	(9,802)	(7,125)
Net accounts receivable	$36,913	$39,475

Accounts Receivable – Assets Held-For-Sale (1)
	2008	2007
Billed receivables	$2,394	$2,300
Straight-line receivables	311	329
Unbilled receivables	179	1,032
Less: allowance for doubtful accounts	(1,449)	(1,386)
Net accounts receivable	$1,435	$2,275

(1)	Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

5.	Mortgage Notes Payable as of December 31, 2008 and December 31, 2007 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Rate	Terms	Maturity	Date
Mortgage Notes Payable	2008	2007	2008	2007
Fixed Rate:
Grand Central L.P. (x)	$46,135	$47,001	7.18%	7.18%		(a)	$46,065	February 1, 2009
Johnson City Venture, LLC	37,827	38,323	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,423	39,969	8.20%	8.20%	(o)	(a)	$38,543	(h)
Catalina Partners, LP	42,250	-	4.72%	-	(p)	(b)	$42,250	April 23, 2011
Glimcher Northtown Venture, LLC	40,000	-	6.02%	-	(q)	(b)	$40,000	(i)
Morgantown Mall Associates, LP	39,951	-	6.52%	-	(r)	(a)	$38,028	(j)
Glimcher Ashland Venture, LLC	23,701	24,273	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	54,015	54,983	8.27%	8.27%	(o)	(a)	$49,864	(k)
Glimcher WestShore, LLC	91,921	93,624	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	137,144	139,692	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	128,779	131,069	5.42%	5.42%	(o)	(a)	$116,922	(l)
JG Elizabeth, LLC	153,260	156,082	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	105,686	107,499	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	57,675	58,624	7.54%	7.54%	(o)	(a)	$49,969	(m)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	50,000	50,000	5.65%	5.65%		(d)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	43,000	43,000	5.87%	5.87%		(e)	$38,057	December 11, 2016
Tax Exempt Bonds (u)	19,000	19,000	6.00%	6.00%		(f)	$19,000	November 1, 2028
	1,226,767	1,120,139

Other:
Fair value adjustments	(1,140)	(973)
Extinguished debt (w)	-	51,503		6.89%

Mortgage Notes Payable	$1,225,627	$1,170,669

Properties Held-for-Sale
Mount Vernon Venture, LLC (s)(v)	$-	$8,634		7.41%
Charlotte Eastland Mall, LLC (s)(t)	42,229	42,907	8.50%	7.84%	(o)	(b)	$42,229	(g)
GM Olathe, LLC (s) (t) (x)	30,000	30,000	4.30%	6.35%	(n)	(b)	$30,000	January 12, 2009
Mortgage Notes Payable Associated with Properties Held-for-Sale	$72,229	$81,541

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest are required.
(d)	The loan requires monthly payments of interest only until February 2009, thereafter principal and interest are required.
(e)	The loan requires monthly payments of interest only until December 2008, thereafter principal and interest are required.
(f)	The loan requires semi-annual payments of interest.
(g)
The Company entered into a loan modification agreement that extended the optional prepayment date to September 11, 2009. Per the agreement, if the property is not sold prior to September 11, 2009, the property will be conveyed to the lender, without penalty, and the Company will be released of all obligations under the loan agreement.

(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures on October 21, 2011, however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012
(j)	The loan matures on October 13, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(k)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(l)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(m)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(n)	Interest rate of LIBOR plus 165 basis points fixed through an interest rate protection agreement at a rate of 4.30% and 6.35% at December 31, 2008 and December 31, 2007, respectively.
(o)	Interest rate escalates after optional prepayment date.
(p)	Interest rate of LIBOR plus 165 basis points fixed through an interest rate protection agreement at a rate of 4.72% at December 31, 2008.
(q)	Interest rate of LIBOR plus 300 basis points fixed through an interest rate protection agreement at a rate of 6.02% at December 31, 2008.
(r)	Interest rate of LIBOR plus 350 basis points fixed through an interest rate protection agreement at a rate of 6.52% at December 31, 2008.
(s)	Mortgage notes payable associated with Properties held-for-sale as of December 31, 2007.
(t)	Mortgage notes payable associated with Properties held-for-sale as of December 31, 2008.
(u)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although, not secured by the property, the loan is fully guaranteed by Glimcher Realty Trust.

(v)	This loan was paid off in February 2008.
(w)	This loan was paid off in October 2008.
(x)	The loan was paid off during the first quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by Properties (owned by the respective entities) with net book values of $1,464,607 and $1,399,832 at December 31, 2008 and December 31, 2007, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at December 31, 2008.  Additionally, $110,331 of mortgage notes payable relating to certain Properties are guaranteed by the Company as of December 31, 2008.

Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2008, are as follows:  2009 - $135,801; 2010 - $93,586; 2011 - $161,005; 2012 - $151,850; 2013 - $253,296; thereafter - $503,458.

6.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the Credit Facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt and recourse indebtedness to total asset value ratio; an interest coverage ratio and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants under the Credit Facility as of December 31, 2008.

At December 31, 2008, the outstanding balance on the Credit Facility was $362,097.  Additionally, $23,747 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2008, the unused balance of the Credit Facility available to the Company was $84,156 and the interest rate on the outstanding balance was 1.63%.  One of the lenders (the “Defaulting Lender”) under the Credit Facility has failed to fund its pro rata share of one or more advances under the credit agreement during 2008.  If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then the Company’s available capacity under the Credit Facility could be reduced by approximately $5,700.

At December 31, 2007, the outstanding balance on the Credit Facility was $300,000 and the interest rate was 5.65%.  Additionally, $21,176 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2007, the unused balance of the Credit Facility available to the Company was $148,824.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

7.	Income Taxes

The following table reconciles the Company’s net income (loss) to taxable income for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Net income (loss)	$16,769	$38,357	$(77,165)
Add: Net loss of taxable REIT subsidiaries	77	1,488	1,163
Net income (loss) from REIT operations (1)	16,846	39,845	(76,002)
Add: Book depreciation and amortization	77,552	72,901	71,923
Less: Tax depreciation and amortization	(56,178)	(57,321)	(57,573)
Book (gain) loss from capital transactions and impairments	(1,978)	(17,229)	99,687
Tax gain (loss) from capital transactions	2,380	126	(4,079)
Stock options	413	(5,418)	(529)
Executive Compensation	(1,675)	-	-
FAS 141 Intangible Assets	(2,720)	(1,157)	(985)
Other book/tax differences, net	(1,490)	(659)	477
Taxable income before adjustments	33,150	31,088	32,919
Less: Capital gains	(3,909)	(126)	(196)
Adjusted taxable income subject to 90% requirement	$29,241	$30,962	$32,723

(1)	Adjustments to “Net income (loss) from REIT operations” are net of amounts attributable to minority interest and taxable REIT subsidiaries.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Cash dividends paid	$71,836	$88,917	$87,922
Less: Dividends designated to prior year	(22,479)	(22,041)	(21,912)
Plus: Dividends designated from following year	4,359	22,479	22,041
Less: Portion designated return of capital	(20,566)	(58,267)	(55,132)
Dividends paid deduction	$33,150	$31,088	$32,919

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.3667	38.20%	$0.3635	18.90%	$0.4191	21.79%
Return of capital	0.5443	56.70	1.5582	81.02	1.5016	78.08
Capital gains	0.0174	1.81	-	-	-	-
Unrecaptured Section 1250 gain	0.0316	3.29	0.0015	0.08	0.0025	0.13
	$0.9600	100.00%	$1.9232	100.00%	$1.9232	100.00%

For 2008, the common share dividend declared in December and paid in January will be reported in the 2009 tax year.  For 2007 and 2006, the common share dividend declared in December and paid in January were deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2007 and 2006 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Ordinary income	$1.9297	88.21%	$2.1787	99.59%	$2.1746	99.40%
Return of capital	-	-	-	-	-	-
Capital gains	0.0918	4.20	-	-	-	-
Unrecaptured Section 1250 gain	0.1661	7.59	0.0089	0.41	0.0130	0.60
	$2.1876	100.00%	$2.1876	100.00%	$2.1876	100.00%

The Series F Preferred dividends declared in December and paid in January are deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the current tax year.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Ordinary income	$1.7917	88.20%	$2.0230	99.60%	$2.0191	99.40%
Return of capital	-	-	-	-	-	-
Capital gains	0.1543	7.60	-	-	-	-
Unrecaptured Section 1250 gain	0.0852	4.20	0.0082	0.40	0.0121	0.60
	$2.0312	100.00%	$2.0312	100.00%	$2.0312	100.00%

The Series G Preferred dividends declared in December and paid in January are deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the current tax year.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

Deferred tax assets (liabilities):

	2008	2007	2006
Investment in partnership	$240	$99	$16
Capitalized development costs	(1,263)	(1,009)	(719)
Depreciation and amortization	(8)	(19)	24
Charitable contributions	22	22	22
Accrued bonuses	337	-	295
Interest expense	2,698	2,096	1,424
Other	3	7	8
Net operating losses	2,467	2,282	2,045
Net deferred tax asset	4,496	3,478	3,115
Valuation allowance	(4,496)	(3,478)	(3,115)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $6,167 at December 31, 2008 with $2,500, $355, $144, $479, $623, $561, $912 and $593 and expiring in 2018, 2020, 2021, 2022, 2023, 2024, 2025 and 2026, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The income tax provision consisted of $8, $6 and $5 in 2008, 2007 and 2006, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries, as a result of state income taxes and the utilization of tax loss carryforwards of $0, $29, and $0 in 2008, 2007, and 2006, respectively.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2008, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards and non-deductible interest expense. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative loss within GDC represented negative evidence sufficient to require a full valuation allowance under the provisions of SFAS No. 109.  The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes; an interpretation of FASB Statement No. 109,” that went into effect in fiscal year 2007.    FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In the Company’s adoption of FIN 48, a listing was compiled of the Company’s tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITs were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  As the Company did not conclude that any uncertain tax positions existed, there was no tax benefit or penalty recognized in the financial statements.

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

The Company accounts for its derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149 “Amendment of Statement 133, on Derivative Instruments and Hedging Activities.”  During the year ended December 31, 2008, the Company recognized additional other comprehensive loss of $6,372 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2008, net of $1,084 in reclassifications to earnings for interest rate swap settlements.  During the year ended December 31, 2007, the Company recognized additional other comprehensive loss of $376 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2007 net of $(271) in reclassifications to earnings for interest rate swap settlements during the period and $(30) in minority interest participation. During the year ended December 31, 2006, the Company recognized additional other comprehensive loss of $2 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2006, net of $(163) in reclassifications to earnings for interest rate swap settlements during the period and $0 in minority interest participation.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

The hedging strategy is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2008.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value

Swap – Cash Flow	$30,000	2.6500%	January 12, 2009	$ (33)
Swap – Cash Flow	$35,000	1.8300%	November 16, 2009	$ (323)
Swap – Cash Flow	$70,000	2.5225%	February 16, 2010	$(1,305)
Swap – Cash Flow	$42,250	3.0700%	May 3, 2010	$(1,214)
Swap – Cash Flow	$35,000	2.7275%	October 15, 2010	$(1,005)
Swap – Cash Flow	$40,000	3.0200%	November 11, 2010	$(1,388)
Swap – Cash Flow	$40,000	3.0202%	October 24, 2011	$(1,704)

The derivative instruments were reported at their fair value of $(6,972) and $(437) in accounts payable and accrued expenses at December 31, 2008 and December 31, 2007, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of minority interest participation).  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the twelve months ended December 31, 2008.

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

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by SFAS No. 157, contains three levels of inputs that may be used to measure fair value as follows:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

●	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities:
Derivative instruments, net	$-	$(6,972)	$-	$(6,972)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.

11.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2037.  The minimum future base rentals under non-cancelable operating leases as of December 31, 2008 are as follows:

2009	$173,553
2010	148,526
2011	123,061
2012	96,819
2013	83,679
Thereafter	291,848
$917,486

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments for rental revenue decreases which aggregated $1,752, $1,405, and $734 for the years ended December 31, 2008, 2007 and 2006, respectively.  In 2008, 2007 and 2006, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

12.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of December 31, 2008 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For the Ventures listed below it was determined that they qualified for treatment as unconsolidated joint ventures and would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

●	ORC Venture

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

●	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 620,000 square feet of gross leasable space to be developed in Scottsdale, Arizona (the “Scottsdale Development”).  The Scottsdale Venture was determined to be a VIE in accordance with FASB issued Interpretation No 46(R) “Consolidated of Variable Interest Entities (as amended).”  The Company determined that it was not the primary beneficiary of the Scottsdale Venture by using a quantitative approach. The Company performed a probability cash flow weighting analysis utilizing different market based assumptions including varying capitalization rates and changes in expected financial performance to make the conclusion.  Accordingly, the Company’s interest in this venture is accounted for using the equity method of accounting in accordance with Accounting Principles Board Statement No. 18 “The Equity Method of Accounting for Investments in Common Stock” and American Institute of Certified Public Accountants Statement of Position 78-9 “Accounting for Investment in Real Estate Ventures.”

The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which represents common equity contributions of each party.  From January 2008 to May 2008, the Company made cumulative preferred investments of $14,000 in the Scottsdale Venture with no corresponding investment by Wolff.  This preferred investment was in addition to the $4,000 cumulative preferred investment made by the Company during 2007.  On May 27, 2008, the Company received a payment from the Scottsdale Venture in the amount of approximately $18,801, which represented a return of all of the Company’s preferred investment as of the date of payment as well as the full amount of the then accrued return on the Company’s preferred investment.  From June 2008 to December 2008, the Company made cumulative preferred investments in the Scottsdale Venture in the amount of $36,500.  The Company received payments from the Scottsdale Venture in the amount of approximately $6,894, $3,055 and $2,051 on July 7, 2008, August 1, 2008 and October 1, 2008, respectively, representing a partial return of its preferred investment.  As of December 31, 2008, the preferred investment in the Scottsdale Venture is $24,500 and is eligible to receive a weighted average preferred return of up to 21.0%. The Company’s total investment in the Scottsdale Venture is approximately $35,250.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

GPLP has made certain guarantees and provided letters of credit to ensure performance that the Scottsdale Venture completes construction. The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of 12/31/08	Company’s Maximum Exposure to Loss as of 12/31/08
Construction loan (a)	$63,762	$31,931
Ground lease letter of credit (b)	-	20,000
Owner controlled insurance program (c)	-	1,000
Tenant allowance letters of credit (d)	-	2,600
Total	$63,762	$55,531

(a)
GPLP has provided certain guarantees relating to repayment obligations under the construction loan agreement that ranges from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  At December 31, 2008 the Scottsdale Venture had borrowed $63,762 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $31,931, at December 31, 2008.  GPLP also has a performance guarantee to construct the development.  The dollar amount of such guarantee cannot be quantified and therefore is not included in the amounts listed above.

(b)
GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of the Scottsdale Development.  GPLP shall maintain the letter of credit for the Scottsdale Development until substantial completion of the construction occurs.

(c)	GPLP has provided a letter of credit in the amount of $1,000 as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.

(d)	Letters of credit totaling $2,600 have been provided by the Scottsdale Venture to tenants as collateral for tenant allowances due upon completion of their spaces.

●	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that is to be developed.  The Surprise Venture is in the process of developing 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $4,513, $2,277 and $1,866 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheet	December 31,
	2008	2007
Assets:
Investment properties at cost, net	$243,236	$240,016
Construction in progress	119,837	22,055
Intangible assets (1)	8,030	10,156
Other assets	21,262	28,775
Total assets	$392,365	$301,002

Liabilities and members’ equity:
Mortgage notes payable	$148,334	$123,203
Intangibles (2)	7,333	10,520
Other liabilities	31,493	11,847
	187,160	145,570
Members’ equity	205,205	155,432
Total liabilities and members’ equity	$392,365	$301,002

GPLP’s share of members’ equity	$118,118	$82,199

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $274 and $390 for above-market acquired leases as of December 31, 2008 and December 31, 2007, respectively, and $7,607 and $10,910 for below-market acquired leases as of December 31, 2008 and December 31, 2007, respectively.

	December 31,
	2008	2007
Members’ equity	$118,118	$82,199
Advances and additional costs	6,352	917
Investment in and advances to unconsolidated entities	$124,470	$83,116

	For the Years Ended December 31,
Statements of Operations	2008	2007	2006
Total revenues	$33,369	$35,030	$33,957
Operating expenses	17,457	16,241	15,552
Depreciation and amortization	10,582	9,940	8,901
Operating income	5,330	8,849	9,504
Other expenses, net	40	54	40
Interest expense, net	6,619	6,586	6,665
Net (loss) income	(1,329)	2,209	2,799
Preferred dividend	31	31	23
Net (loss) income available from the Company’s joint ventures	$(1,360)	$2,178	$2,776

GPLP’s share of (loss) income from joint ventures	$(709)	$1,133	$1,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

13.	Investment in Joint Ventures - Consolidated

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The purpose of the VBF Venture is to evaluate a potential retail development in Vero Beach, Florida.  The Company has contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and the right to receive 75% of the distributions from the VBF Venture until such time that the capital contributed by the Company is returned.  The Company utilized a qualitative approach to determine that the Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture.  In accordance with FASB issued Interpretation No. 46 (R) the Company is the primary beneficiary of the VBF Venture and therefore is consolidated in the Company’s consolidated financial statements.  The VBF Venture is carried in the Company’s consolidated balance sheet as Development in progress in the amount of $7,100 as of December 31, 2008.

14.	Related Party Transactions

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

Herbert Glimcher received $46 for serving as the non-executive Chairman of the Board for GRT and GPC and $114 for serving as Senior Advisor to GRT (the “Salary”) for the period of January 1, 2007 through May 31, 2007.  Additionally, he will receive a total of $1,879 in cash during a two-year period following the termination of his employment under the Employment Agreement (the “Post-Employment Restricted Period”) from GRT.  GRT recognized $2,000 in compensation expense during the first quarter of 2005 related to the Employment Agreement.  At December 31, 2008, the Company has paid Herbert Glimcher $1,675 in accordance with the Employment Agreement.

GRT reimbursed Herbert Glimcher for reasonable rent for office space located in Columbus, Ohio, the reasonable salary of one administrative assistant and provided a part-time driver.  The Company also maintains a life insurance policy covering the life of Herbert Glimcher.  For the years ended December 31, 2008, 2007 and 2006, the aggregate total of reimbursements paid by GRT under the Employment Agreement was $0, $75 and $119, respectively.

Corporate Flight Inc.

The Company paid Corporate Flight, Inc. (“CFI”), which is wholly owned by Herbert Glimcher, the following amounts for the use in connection with Company related matters, of an airplane owned by CFI.

For the Years Ended	Corporate Flight, Inc.
December 31, 2008	$-
December 31, 2007	299
December 31, 2006	360
Total	$659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Archer-Meek-Weiler Insurance Agency

The Company has engaged Archer-Meek-Weiler, a company of which Alan R. Weiler, a Class II Trustee, was Chairman until October 2007, as its agent for the purpose of obtaining property, liability, directors and officers, and employment practices insurance coverage.  In connection with securing such insurance coverage, Archer-Meek-Weiler received net commissions and fees of $395, $487 and $343 for the years ended December 31, 2008, 2007 and 2006, respectively.  The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Alan R. Weiler’s children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc.

Leasing Activity

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases four store locations in the Company’s Properties.  Two leases were terminated during 2006.  Minimum Rents were $204, $206 and $227 for the years ended December 31, 2008, 2007 and 2006, respectively.

Consulting Agreement with Trustee

On February 22, 2007, Philip G. Barach, a former Class I Trustee, entered into a consulting agreement with GRT to provide consulting services to GRT.  Mr. Barach was a Class I Trustee for GRT from 1994 until May 11, 2007.  The term of the consulting agreement began on May 11, 2007 and lasted for a period of one year during which time Mr. Barach received a consulting fee of $120.  The fee was payable as follows:  $60 upon commencement of the agreement and a rate of $5 per month during the twelve month period of the consulting agreement.  Additionally, under the consulting agreement, reasonable travel expenses incurred in rendering the consulting services are reimbursed.  Mr. Barach received $14 upon executing the agreement for travel expenses incurred as of the execution date.  During the year ended December 31, 2008, Mr. Barach did not have any travel expenses.

15.	Commitments and Contingencies

The Operating Partnership leases office space for its corporate headquarters under an operating lease that had an initial term of ten years commencing in 2008. Future minimum rental payments as of December 31, 2008 are as follows:

Office Lease
2009	$481
2010	481
2011	481
2012	481
Thereafter	2,873
Total	$4,797

Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2008, 2007 and 2006 were $881, $391 and $418, respectively.

At December 31, 2008, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of GRT or (b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2008 is $9,317 based upon a per unit value of $3.12 at December 31, 2008 (based upon a five-day average of the Common Stock price from December 23, 2008 to December 30, 2008).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the consolidated statements of operations.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; any such payments made by the Company are subject to refund from future franchise tax payments.  Through December 31, 2008, the Company has made $15,032 in payments under this agreement.

The Company has reserved $408 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

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

16.	Stock Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Shares issued for the years ended December 31, 2008, 2007, and 2006 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.  The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

The related compensation expense recorded for the years ended December 31, 2008, 2007 and 2006 was $787, $845 and $560, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $2,222 over a weighted average period of 3.3 years.  During the years ended December 31, 2008, 2007 and 2006 the aggregate intrinsic value of shares that vested was $379, $379, and $420, respectively.

A summary of the status of Restricted Common Stock at December 31, 2008, 2007 and 2006 and changes during the years ending on those dates are presented below:

	Activity for the Years Ending December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	112,388	$26.180	84,445	$25.454	56,666	$24.407
Shares granted	90,333	$10.940	43,500	$26.933	58,332	$26.100
Shares vested	(15,556)	$24.346	(15,557)	$24.346	(17,219)	$24.375
Shares forfeited	-	$-	-	$-	(13,334)	$25.227
Shares outstanding	187,165	$18.977	112,388	$26.180	84,445	$25.454

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

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the first quarter of 2008.  There were no awards issued from the Incentive Plan during 2008.  The amount of compensation income (expense) related to the Incentive Plan for the years ended December 31, 2008 and 2007 was $555 and $(555), respectively.

17.	Share Option Plans

GRT has established the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”).  There are 579,279 options outstanding under the Incentive Plan of which all are exercisable; and 846,564 options outstanding under the 2004 Plan of which 569,536 are exercisable.

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $232, $477 and $348 for the year ended December 31, 2008, 2007 and 2006, respectively.  The amount of compensation expense related to share options that we expect to recognize in future periods is $188.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

A summary of the status of the Company’s Plans at December 31, 2008, 2007 and 2006 and changes during the years ending on those dates are presented below:

Option Plans:	Options	2008 Weighted Average Exercise Price	Options	2007 Weighted Average Exercise Price	Options	2006 Weighted Average Exercise Price
Outstanding at beginning of year	1,411,097	$24.013	2,132,132	$21.522	1,953,098	$20.886
Granted	121,750	$10.940	162,750	$27.091	337,250	$25.233
Exercised	-	$-	(841,032)	$18.204	(87,298)	$18.672
Forfeited	(107,004)	$22.053	(42,753)	$25.753	(70,918)	$25.182
Outstanding at end of year	1,425,843	$23.044	1,411,097	$24.013	2,132,132	$21.522

Exercisable at end of year	1,148,815	$23.803	1,021,475	$23.285	1,541,670	$20.057

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2008	2007	2006
Weighted average per share value of options granted	$0.58	$3.00	$1.03
Weighted average risk free rates	2.8%	4.2%	5.0%
Expected average lives in years	5.00	5.00	5.00
Annual dividend rates	$1.2800	$1.9232	$1.9232
Weighted average volatility	26.6%	23.4%	12.3%

The Company uses the following methods to determine its significant assumptions as it relates to calculating the fair value of options: The weighted average risk free rates are derived from the 5 year treasury notes issued before the options are granted. The expected lives are calculated by using historical activity from options granted to the end of the previous year. The annual dividend rates are calculated based upon the Company’s current annual dividend. The weighted average volatility percentage is primarily calculated by using a rolling 5 year period ending on the date of the new options granted.

The following table summarizes information regarding the options outstanding at December 31, 2008 under the Company’s Plans.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$15.000	2,000	0.2	$15.000	2,000	0.2	$15.000
$12.280 – $27.280	164,101	1.4	$24.799	161,101	1.4	$24.765
$14.750	30,982	2.2	$14.750	30,982	2.2	$14.750
$17.610	62,503	3.2	$17.610	62,503	3.2	$17.610
$18.930 – $22.360	157,506	4.2	$19.068	157,506	4.2	$19.068
$19.560 – $26.690	265,750	5.3	$25.403	265,750	5.3	$25.403
$24.740 – $25.670	229,084	6.2	$25.562	229,084	6.2	$25.562
$25.220 – $25.650	268,167	7.4	$25.236	183,757	7.4	$25.236
$21.450 – $27.280	132,500	8.2	$27.048	56,132	8.2	$27.097
$10.940	113,250	9.2	$10.940	-	-	$ -
	1,425,843	5.7	$23.044	1,148,815	5.0	$23.803

TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

All options granted under the Plans, except the number of options noted as exceptions, are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  The number of options that are exercisable immediately are 18,000 shares granted under the 2004 Plan in 2007 and 2006.  There were no options that were exercisable immediately granted under the 2004 Plan in 2008.  The aggregate intrinsic value of those options outstanding and those options exercisable as of December 31, 2008 was $1,671 and $1,273, respectively.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Aggregate intrinsic value of options exercised	$-	$6,179	$697
Aggregate fair value of options vested	$294	$406	$336

18.	Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25.0% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.  For the year ended December 31, 2006 participant’s salary deferrals of up to a maximum of 6% of qualified compensation were matched at 50.0%.  Effective January 1, 2007, the Company’s 401(k) plan qualifies as a safe harbor plan.  The Company has committed to an employer contribution at a required level that will permit highly compensated employees to defer the maximum amount and the plan is automatically in compliance for actual deferral percentage and actual contribution percentage testing.  For the year ended December 31, 2007 and 2008 participants’ salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%.  The Company contributed $816, $744 and $417 to the plan in 2008, 2007 and 2006, respectively.

19.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares. In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan. As of December 31, 2008, 2,100,000 Shares were authorized of which 315,872 Shares have been issued.

TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

20.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2008			2007			2006
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income from continuing operations	$17,578			$14,649			$33,615
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Add: Minority interest adjustments (1)	-			1,764			(8,470)
Income (loss) from continuing operations	$141	37,601	$0.00	$(1,024)	37,232	$(0.03)	$7,708	36,611	$0.21

Discontinued operations	$(809)			$23,708			$(110,780)
Less: Minority interest adjustment (1)	-			(1,764)			8,470
Discontinued operations	$(809)	37,601	$(0.02)	$21,944	37,232	$0.59	$(102,310)	36,611	$(2.79)
Net (loss) income available to common shareholders	$(668)	37,601	$(0.02)	$20,920	37,232	$0.56	$(94,602)	36,611	$(2.58)
Diluted EPS
Income from continuing operations	$17,578	37,601		$14,649	37,232		$33,615	36,611
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Add: Minority interest	-			1,635			(7,733)
Operating Partnership Units		2,987			2,996			3,035
Options		-			-			361
Restricted		174			-			82
Income (loss) from continuing operations	$141	40,762	$0.00	$(1,153)	40,228	$(0.03)	$8,445	40,089	$0.21

Discontinued operations	$(809)	40,762	$(0.02)	$23,708	40,228	$0.59	$(110,780)	40,089	$(2.76)
(Loss) income available to common shareholders before minority interest	$(668)	40,762	$(0.02)	$22,555	40,228	$0.56	$(102,335)	40,089	$(2.55)

(1)
The minority interest adjustment reflects the reclassification of the minority interest expense from continuing to discontinued operations for appropriate allocation in the calculation of the earnings per share for discontinued operations.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive for 2008 and 2006.  The number of such options was 1,426 and 329 for the years ended December 31, 2008 and 2006, respectively.  All common stock equivalents have been excluded in 2007.

21.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 4.65% to 6.50% per annum at December 31, 2008 and from 5.58% to 7.85% at December 31, 2007), the fair value of GRT’s mortgage notes payable is estimated at $1,302,039 and $1,246,972 at December 31, 2008 and 2007, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

22.	Acquisitions

On October 9, 2007 the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.4 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years.  Amortization of the in place lease value is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 7.1 years.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $264, $271 and $656 for the years ended December 31, 2008, 2007 and 2006, respectively.  The net book value of the above-market leases is $4,611 and $5,531 as of December 31, 2008 and 2007, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet.  The net book value of the below-market leases is $11,766 and $15,407 as of December 31, 2008 and 2007, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet.  The net book value of the tenant relationships is $2,511 and $2,840 as of December 31, 2008 and 2007, respectively, and is included in prepaid and other assets on the consolidated balance sheet.  The net book value of in place leases is $2,497 and $4,625 as of December 31, 2008 and 2007, respectively, and is included in the developments, improvements and equipment on the consolidated balance sheet.

The table below shows the net amortization of intangibles as an increase to net income over the next five years as follows:

Net amortization of intangibles as an increase to net income will be as follows:

For the year ending December 31, 2009	$398
For the year ending December 31, 2010	581
For the year ending December 31, 2011	435
For the year ending December 31, 2012	268
For the year ending December 31, 2013	92
$1,774

23.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of year-end 2008 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$12,569	$35,564	$61,621
Operating expenses	(9,659)	(24,352)	(37,524)
Operating income	2,910	11,212	24,097
Interest expense, net	(4,963)	(7,389)	(15,319)
Costs associated with debt defeasance	-	-	(9,357)
Net (loss) income from operations	(2,053)	3,823	(579)
Gain on sale of assets	1,244	47,349	1,717
Impairment losses on real estate	-	(27,464)	(111,918)
Net (loss) income from discontinued operations	$(809)	$23,708	$(110,780)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The impairment losses recorded in 2007 primarily relate to two of our held-for-sale Mall assets.  The Great Mall of the Great Plains in Olathe, Kansas (“Great Mall”) had an impairment charge of $21,064 and Eastland Mall in Charlotte, North Carolina (“Eastland”) had a $3,657 impairment.  The additional impairment charge involving Great Mall primarily related to the Company’s year end 2007 decision to sell the property and was recorded based upon the anticipated sales price for the property.  The impairment charge for Eastland was due to the change in the Company’s disposition plans for this Mall.  The Company has been marketing this asset with an expected sales price equating to the amount of the existing mortgage loan.  In the fourth quarter of 2007 additional impairment charges were recorded to reduce the carrying value of the asset to equate to the anticipated net consideration to be received if the Company would forfeit its rights to the Property.

The impairment losses recorded in 2006 primarily relate to three of our held-for-sale Mall assets.  Montgomery Mall had impairment charges of $56,994, Great Mall had impairment charges of $46,688 and Eastland had impairment charges of approximately $6,778.

24.	Subsequent Events

On January 5, 2009 the Company sold Great Mall for $20,500.  The proceeds were applied toward repayment of the $30,000 mortgage on the Great Mall with the balance of the mortgage repaid using proceeds from the Company’s Line of Credit.

On January 30, 2009, the Company entered into a loan agreement to borrow up to $47,000 (the “Loan”).  The initial funding amount of the loan was $25,000 with the remaining proceeds to be drawn in subsequent fundings subject to the execution of additional loan participation agreements.  The Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall located in the City of Vienna, West Virginia.  The Loan has a floating interest rate of LIBOR plus 3.50% per annum, subject to an interest rate floor of 5.50%, and a maturity date of February 1, 2012.  The loan agreement requires the Company to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The agreement contains default provisions customary for transactions of this nature.  The proceeds of the Loan, along with additional borrowings on our line of credit, were used towards the payoff of the previous $46,065 loan that matured on February 1, 2009.

25.	Interim Financial Information (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2008	Quarter	Quarter	Quarter	Quarter
Total revenues	$78,119	$77,642	$81,419	$81,956
Operating income	$25,261	$24,827	$22,571	$26,726
Net income	$4,098	$5,673	$916	$6,082
Net (loss) income available to common shareholders	$(261)	$1,314	$(3,444)	$1,723
(Loss) earnings per share (diluted)	$(0.01)	$0.03	$(0.09)	$0.04

	First	Second	Third	Fourth
Year Ended December 31, 2007	Quarter	Quarter	Quarter	Quarter
Total revenues	$72,699	$71,430	$73,455	$84,582
Operating income	$25,008	$21,493	$26,826	$29,115
Net income (loss)	$5,467	$(918)	$50,752	$(16,944)
Net income (loss) available to common shareholders	$1,108	$(5,277)	$46,392	$(21,303)
Earnings (loss) per share (diluted)	$0.03	$(0.14)	$1.23	$(0.56)

Total revenues and operating income for 2008 and 2007 are restated to reflect SFAS No. 144.  Net income available to shareholders reflects the net gains and losses associated with the sale of discontinued operations.  It also reflects the income and loss from discontinued operations.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(dollars in thousands)

				Costs							Life
				Capitalized							Upon Which
				Subsequent to	Gross Amounts at Which						Depreciation in
		Initial Cost		Acquisition	Carried at Close of Period				Date		Latest
			Buildings and	Improvements		Buildings and			Construction		Statement
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	of Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

MALL PROPERTIES

Ashland Town Center
Ashland, KY	$23,701	$3,866	$21,454	$8,084	$4,054	$29,350	$33,404	$14,444	1989		[e	]
Colonial Park Mall
Harrisburg, PA	$42,250	9,765	43,770	2,129	9,704	45,960	55,664	17,102		2003	[e	]
Dayton Mall
Dayton, OH	$54,015	9,068	90,676	36,948	8,710	127,982	136,692	35,299		2002	[e	]
Eastland Mall
Columbus, OH	$43,000	12,570	17,794	30,354	12,555	48,163	60,718	12,117		2003	[e	]
Grand Central Mall
Parkersburg, WV	$46,135	3,961	41,135	43,108	4,015	84,189	88,204	33,341		1993	[e	]
Indian Mound Mall
Newark, OH	$-	892	19,497	13,011	773	32,627	33,400	19,798	1986		[e	]
Jersey Gardens Mall
Elizabeth, NJ	$153,260	32,498	206,478	31,093	34,479	235,590	270,069	78,848	2000		[e	]
Lloyd Center Mall
Portland, OR	$128,779	47,737	115,219	34,577	38,566	158,967	197,533	46,404		1998	[e	]
The Mall at Fairfield Commons
Beavercreek, OH	$105,686	5,438	102,914	20,709	6,949	122,112	129,061	49,703	1993		[e	]
The Mall at Johnson City
Johnson City, TN	$37,827	4,462	39,439	17,251	4,405	56,747	61,152	15,646		2000	[e	]
Merritt Square
Merritt Island, FL	$57,000	14,460	70,810	(1,350)	14,460	69,460	83,920	4,736		2007	[e	]
Morgantown Mall
Morgantown, WV	$39,951	1,273	40,484	5,935	1,556	46,136	47,692	21,946	1990		[e	]
New Towne Mall
New Philadelphia, OH	$-	1,190	23,475	9,473	1,107	33,031	34,138	17,130	1988		[e	]
Northtown Mall
Blaine, MN	$40,000	13,264	40,988	37,933	16,044	76,141	92,185	19,903		1998	[e	]
Polaris Fashion Place
Columbus, OH	$137,144	36,687	167,251	29,983	40,981	192,940	233,921	41,898		2004	[e	]
River Valley Mall
Lancaster, OH	$50,000	875	26,910	21,541	2,228	47,098	49,326	25,284	1987		[e	]
Supermall of Great NW
Auburn, WA	$57,675	1,058	104,612	3,407	7,187	101,890	109,077	41,561		2002	[e	]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	9,319	3,298	32,737	36,035	15,808		1998	[e	]
Westshore Plaza
Tampa, FL	$91,921	15,653	145,158	10,505	15,653	155,663	171,316	31,943		2003	[e	]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(dollars in thousands)

				Costs							Life
				Capitalized							Upon Which
				Subsequent to	Gross Amounts at Which						Depreciation in
		Initial Cost		Acquisition	Carried at Close of Period				Date		Latest
			Buildings and	Improvements		Buildings and			Construction		Statement
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	of Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

COMMUNITY CENTERS

Morgantown Commons
Morgantown, WV	$-	$175	$7,549	$13,340	$-	$21,064	$21,064	$7,873	1991		[e	]
Polaris Town Center
Columbus, OH	$39,423	19,082	38,950	(1,440)	19,082	37,510	56,592	8,583		2004	[e	]

CORPORATE ASSETS

Glimcher Properties Limited
Partnership	$-	-	1,780	10,645	-	12,425	12,425	5,964			[e	]
Lloyd Ice Rink
OEC	$-	-	-	187	-	187	187	84			[e	]
University Mall Theater
OEC	$-	-	-	620	-	620	620	479			[e	]

		$237,211	$1,389,822	$387,362	$245,806	$1,768,589	$2,014,395	$565,894

DEVELOPMENTS IN PROGRESS

Ashland Town Center
Ashland, KY	$-	$-	$-	$6,673	$-	$6,673	$6,673
Creekside Shoppes
Cincinnati, OH	$-	-	-	12,962	-	12,962	12,962
Eastland Mall- Former Macy's Store
Columbus, OH	$-	-	-	4,308	3,272	1,036	4,308
Georgesville Square
Columbus, OH	$-	-	-	514	46	468	514
Lloyd Center Mall
Portland, OR	$-	-	-	24,285	-	24,285	24,285
Northtown Mall
Blaine, MN	$-	-	-	554	-	554	554
Polaris Lifestyle
Columbus, OH	$-	-	-	27,818	4,660	23,158	27,818
The Mall at Johnson City Redevelopment
Johnson City, TN	$-	-	-	13,857	3,926	9,931	13,857
Vero Beach Fountains
Vero Beach, FL	$-	-	-	7,079	-	7,079	7,079

Other Developments	$-	-	-	5,759	-	5,759	5,759

		$-	$-	$103,809	$11,904	$91,905	$103,809

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2008
(dollars in thousands)

				Costs							Life
				Capitalized							Upon Which
				Subsequent to	Gross Amounts at Which						Depreciation in
		Initial Cost		Acquisition	Carried at Close of Period				Date		Latest
			Buildings and	Improvements		Buildings and			Construction		Statement
Description and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	of Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

ASSETS HELD FOR SALE (f)

Ohio River Plaza
Gallipolis, OH	$-	$502	$6,373	$(486)	$351	$6,038	$6,389	$3,004	1989		[e	]
Great Mall of the Great Plains
Olathe, KS	$30,000	15,646	101,790	(59,303)	12,321	45,812	58,133	38,982	1999		[e	]
Eastland Mall
Charlotte, NC	$42,229	5,357	47,860	(8,613)	5,305	39,299	44,604	5,143		2003	[e	]

		21,505	156,023	(68,402)	17,977	91,149	109,126	47,129

Total		$258,716	$1,545,845	$422,769	$275,687	$1,951,643	$2,227,330	$613,023

Note: The total for buildings and improvements for the assets held for sale does not include deferred expenses of $1,342 that appear on the Balance Sheet.

GLIMCHER REALTY TRUST

NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2008.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2008.

(d)	See description of debt in Note 5 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures-3 to 10 years.

(f)
Properties were held for sale at December 31, 2008.  The total for building and improvements for the assets held-for-sale excludes the deferred costs of $1,342 that appear on the consolidated balance sheet.

Reconciliation of Real Estate

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$2,039,701	$1,976,887	$2,211,614
Additions:
Improvements	97,740	101,814	79,512
Acquisitions	-	90,365	61,276
Deductions	(19,237)	(129,365)	(375,515)
Balance at close of year	$2,118,204	$2,039,701	$1,976,887

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2008	2007	2006
Balance at beginning of year	$500,710	$483,115	$470,397
Depreciation expense and other	75,952	71,559	70,281
Deductions	(10,768)	(53,964)	(57,563)
Balance at close of year	$565,894	$500,710	$483,115