Form 10-Q
period 2009-03-31
GLIMCHER REALTY TRUST
filed 2009-04-24
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):  Large accelerated filer [   ]    Accelerated filer [X]   Non-accelerated filer [   ]   (Do not check if a smaller reporting company)   Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

As of April 23, 2009, there were 38,021,939 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 43 pages

GLIMCHER REALTY TRUST
FORM 10-Q

INDEX

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	March 31, 2009	December 31, 2008
Investment in real estate:
Land	$246,333	$245,806
Buildings, improvements and equipment	1,762,355	1,768,589
Developments in progress	101,415	103,809
	2,110,103	2,118,204
Less accumulated depreciation	571,520	565,894
Property and equipment, net	1,538,583	1,552,310
Deferred costs, net	18,923	19,479
Real estate assets held-for-sale	45,423	64,774
Investment in and advances to unconsolidated real estate entities	125,746	124,470
Investment in real estate, net	1,728,675	1,761,033

Cash and cash equivalents	13,503	17,734
Non-real estate assets associated with discontinued operations	1,265	1,989
Restricted cash	12,218	14,209
Tenant accounts receivable, net	34,529	36,913
Deferred expenses, net	8,212	8,272
Prepaid and other assets	36,821	36,163
Total assets	$1,835,223	$1,876,313

LIABILITIES AND EQUITY

Mortgage notes payable	$1,206,983	$1,225,627
Mortgage notes payable associated with properties held-for-sale	42,229	72,229
Notes payable	392,054	362,097
Other liabilities associated with discontinued operations	1,252	1,937
Accounts payable and accrued expenses	61,033	66,457
Distributions payable	8,461	17,414
Total liabilities	1,712,012	1,745,761

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 38,008,857 and 37,808,639 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	380	378
Additional paid-in capital	564,337	564,098
Distributions in excess of accumulated earnings	(644,504)	(637,148)
Accumulated other comprehensive loss	(6,476)	(6,776)
Total Glimcher Realty Trust shareholders’ equity	123,737	130,552
Noncontrolling interest	(526)	-
Total equity	123,211	130,552
Total liabilities and equity	$1,835,223	$1,876,313

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Minimum rents	$46,151	$48,018
Percentage rents	1,439	1,231
Tenant reimbursements	23,885	23,294
Other	6,848	5,576
Total revenues	78,323	78,119

Expenses:
Property operating expenses	16,767	16,652
Real estate taxes	9,363	9,005
Provision for doubtful accounts	1,290	1,103
Other operating expenses	2,302	2,390
Depreciation and amortization	23,058	19,554
General and administrative	4,927	4,154
Total expenses	57,707	52,858

Operating income	20,616	25,261

Interest income	457	192
Interest expense	19,340	20,853
Equity in (loss) income of unconsolidated real estate entities, net	(357)	203
Income from continuing operations	1,376	4,803
Discontinued operations:
Impairment loss, net	(183)	-
Loss from operations	(670)	(705)
Net income	523	4,098
Add: allocation to noncontrolling interest	281	-
Net income attributable to Glimcher Realty Trust	804	4,098
Less: Preferred stock dividends	4,359	4,359
Net loss to common shareholders	$(3,555)	$(261)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.07)	$0.01
Discontinued operations	$(0.02)	$(0.02)
Net loss to common shareholders	$(0.09)	$(0.01)

EPS (diluted):
Continuing operations	$(0.07)	$0.01
Discontinued operations	$(0.02)	$(0.02)
Net loss to common shareholders	$(0.09)	$(0.01)

Weighted average common shares outstanding	37,637	37,580
Weighted average common shares and common share equivalent outstanding	40,623	40,701

Cash distributions declared per common share of beneficial interest	$0.10	$0.32

Net income	$523	$4,098
Other comprehensive income (loss) on derivative instruments, net	324	(678)
Comprehensive income	847	3,420
Comprehensive income attributable to noncontrolling interest	(24)	-
Comprehensive income attributable to Glimcher Realty Trust	$823	$3,420

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance, December 31, 2008	$60,000	$150,000	37,808,639	$378	$564,098	$(637,148)	$(6,776)	$-	$130,552

Distributions declared, $0.10 per share						(3,801)		(299)	(4,100)
Preferred stock dividends						(4,359)			(4,359)
Distribution Reinvestment and Share Purchase Plan			19,552	-	56				56
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					182				182
Net income						804		(281)	523
Other comprehensive income on derivative instruments							300	24	324
Transfer to noncontrolling interest in partnership					(30)			30	-
Stock option expense, net of offering costs					33				33
Balance, March 31, 2009	$60,000	$150,000	38,008,857	$380	$564,337	$(644,504)	$(6,476)	$(526)	$123,211

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income attributed to Glimcher Realty Trust	$804	$4,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,524	2,320
Depreciation and amortization	23,058	19,554
Loan fee amortization	655	469
Equity in loss (income) of unconsolidated real estate entities, net	357	(203)
Capitalized development costs charged to expense	-	326
Noncontrolling interest	(281)	-
Impairment losses, net – discontinued operations	183	-
Gain on sale of operating real estate assets	(1,482)	-
Gain on sales of outparcels	(142)	(741)
Stock option related expense (income)	231	(245)
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	650	836
Prepaid and other assets	(890)	(2,228)
Accounts payable and accrued expenses	(2,310)	(12,093)

Net cash provided by operating activities	22,357	12,093

Cash flows from investing activities:
Additions to investment in real estate	(13,916)	(14,504)
Investment in unconsolidated real estate entities	(7,352)	(7,914)
Proceeds from sales of properties	23,979	-
Proceeds from sales of outparcels	303	1,060
Withdrawals from restricted cash	2,526	2,199
Additions to deferred expenses and other	(1,216)	(956)
Cash distributions from unconsolidated real estate entities	5,720	-

Net cash provided by (used in) investing activities	10,044	(20,115)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	29,957	38,000
Additions to deferred financing costs	(630)	(17)
Proceeds from issuance of mortgages and other notes payable	32,000	-
Principal payments on mortgages and other notes payable	(80,601)	(13,038)
Exercise of stock options and other	56	97
Cash distributions	(17,414)	(23,992)

Net cash (used in) provided by financing activities	(36,632)	1,050

Net change in cash and cash equivalents	(4,231)	(6,972)

Cash and cash equivalents, at beginning of period	17,734	22,147

Cash and cash equivalents, at end of period	$13,503	$15,175

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At March 31, 2009, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (20 wholly owned and 3 partially owned through a joint venture) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of March 31, 2009, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2008.

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

Accounting for Acquisitions

The Company accounts for acquisitions of Properties prior to January 1, 2009 in accordance with SFAS No. 141, “Business Combinations.”  For acquisitions consummated after January 1, 2009, the Company will follow SFAS No. 141(R), “Business Combinations”.  The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.  Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At March 31, 2009 and December 31, 2008, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities by following SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends and expands the disclosure requirements of SFAS No. 133  with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

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

Noncontrolling Interests

The Company applies SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” when recording noncontrolling interests.  Noncontrolling interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).  Income allocated to noncontrolling interest is based on the Unit Holders ownership percentage of the Operating Partnership.  The ownership percentage is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional shares of beneficial interest of GRT (the “Common Shares,” “Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company have in the OP Units.  Since an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $3,990 and $6,857 as of March 31, 2009 and December 31, 2008, respectively.

Share distributions of $3,801 and $12,099 and Operating Partnership distributions of $299 and $956 were declared, but not paid as of March 31, 2009 and December 31, 2008, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of March 31, 2009 and December 31, 2008.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of March 31, 2009 and December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company adopted SFAS No. 141R and it did not have a material impact to the Company’s financial position or results of operations.

In late 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  Previously, minority interest was not part of equity. Under SFAS No. 160, minority interest is part of equity. This change affected key financial ratios, such as debt to equity ratios.  This standard was effective no later than for fiscal years beginning after December 15, 2008.  The Company adopted SFAS No. 160 in the first quarter of 2009 and has reported the noncontrolling interests in the Operating Partnership in the Company’s balance sheet.  The income or loss allocated to these noncontrolling interests has been affected by their proportionate ownership percentage of the Operating Partnership.

In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 and it did not have a material impact to the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161.  This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted the application of this statement and has provided the new disclosures as required.

In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements. Staff Position No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted Staff Position No. 157-3 and it did not have a material impact to the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been made in the financial statements in order to conform to the 2009 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  During the quarter ended March 31, 2009, the Company sold one Property, The Great Mall of the Great Plains (“Great Mall”) for $20,500.  As of March 31, 2009, the Company classified Eastland Mall, Charlotte, North Carolina (“Eastland Charlotte”) and one Community Center (Ohio River Plaza) as held-for-sale.  The financial results, including any impairment charges for these Properties, are reported as discontinued operations in the consolidated statements of operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	March 31, 2009	December 31, 2008
Number of Properties sold	1	1
Number of Properties held-for-sale	2	3
Real estate assets held-for-sale	$45,423	$64,774
Mortgage notes payable associated with Properties held-for-sale	$42,229	$72,229

4.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of March 31, 2009 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For the Ventures listed below it was determined that they qualified for treatment as unconsolidated joint ventures and would be accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

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

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 620,000 square feet of gross leasable space to be developed in Scottsdale, Arizona (the “Scottsdale Development”).  The Scottsdale Venture was determined to be a VIE in accordance with FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities (as amended).”  The Company determined that it was not the primary beneficiary of the Scottsdale Venture by using a quantitative approach.  The Company performed a probability cash flow weighting analysis utilizing different market based assumptions, including varying capitalization rates and changes in expected financial performance to make the conclusion.  Accordingly, the Company’s interest in this venture is accounted for using the equity method of accounting in accordance with Accounting Principles Board Statement No. 18 “The Equity Method of Accounting for Investments in Common Stock” and American Institute of Certified Public Accountants Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which represents common equity contributions of each party.  From January 2008 to May 2008, the Company made cumulative preferred investments of $14,000 in the Scottsdale Venture with no corresponding investment by Wolff.  This preferred investment was in addition to the $4,000 cumulative preferred investment made by the Company during 2007.  On May 27, 2008, the Company received a payment from the Scottsdale Venture in the amount of approximately $18,801, which represented a return of all of the Company’s preferred investment as of the date of payment as well as the full amount of the then accrued return on the Company’s preferred investment.  From June 2008 to December 2008, the Company made cumulative preferred investments in the Scottsdale Venture in the amount of $36,500 (with no corresponding investment by Wolff).  The Company received payments from the Scottsdale Venture in the amount of approximately $6,894, $3,055 and $2,051 on July 7, 2008, August 1, 2008, and October 1, 2008, respectively, representing a partial return of its preferred investment.  During the first quarter of 2009, the Company made cumulative preferred investments in the Scottsdale Venture in the amount of $7,500 (with no corresponding investment by Wolff).  Additionally, the Company received payments from the Scottsdale Venture totaling $5,200 on March 4, 2009.  As of March 31, 2009, the preferred investment in the Scottsdale Venture is $26,800 and is eligible to receive a weighted average preferred return of up to 21.0%.  The Company’s total investment in the Scottsdale Venture is approximately $37,550.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of March 31, 2009	Company’s Maximum Exposure to Loss as of March 31, 2009
Construction loan (a)	$82,771	$41,385
Ground lease letter of credit (b)	-	20,000
Owner controlled insurance program (c)	-	1,026
Tenant allowance letters of credit (d)	-	2,904
Total	$82,771	$65,315

(a)
GPLP has provided certain guarantees relating to repayment obligations under the construction loan agreement that range from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  At March 31, 2009, the Scottsdale Venture had borrowed $82,771 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $41,385, at March 31, 2009.  GPLP also has a performance guarantee to construct the development.  The estimated cost to construct the Scottsdale Development is $250,000 of which, $118,300 in construction costs have been incurred through March 31, 2009. The Company expects to fund the remaining costs of the Scottsdale Development with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

(b)
GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of the Scottsdale Development.  GPLP shall maintain the letter of credit for the Scottsdale Development until substantial completion of the construction occurs.

(c)	GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.
(d)	Letters of credit totaling $2,904 have been provided by the Scottsdale Venture to tenants as collateral for tenant allowances due upon completion of their spaces.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that is to be developed.  The Surprise Venture constructed 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement of the respective joint venture entity specifies which services the Company is to provide.  The Company recognized fee income of $1,114 and $789 for these services for the three months ended March 31, 2009 and 2008, respectively.

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheet	March 31, 2009	December 31, 2008

Assets:
Investment properties at cost, net	$245,170	$243,236
Construction in progress	146,630	119,837
Intangible assets (1)	7,714	8,030
Other assets	20,741	21,262
Total assets	$420,255	$392,365

Liabilities and members’ equity:
Mortgage notes payable	$167,374	$148,334
Intangibles (2)	6,915	7,333
Other liabilities	39,966	31,493
	214,255	187,160
Members’ equity	206,000	205,205
Total liabilities and members’ equity	$420,255	$392,365

GPLP’s share of members’ equity	$119,639	$118,118

(1)	Includes value of acquired in-place leases.
(2)
Includes the net value of $257 and $274 for above-market acquired leases as of March 31, 2009 and December 31, 2008, respectively, and $7,172 and $7,607 for below-market acquired leases as of March 31, 2009 and December 31, 2008, respectively.

Members’ Equity to Company Investment in and Advances to Unconsolidated Entities

	March 31, 2009	December 31, 2008

Members’ equity	$119,639	$118,118
Advances and additional costs	6,107	6,352
Investment in and advances to unconsolidated entities	$125,746	$124,470

Statements of Operations	For the Three Months Ended March 31,
	2009	2008
Total revenues	$7,554	$8,353
Operating expenses	4,155	4,133
Depreciation and amortization	2,930	2,089
Operating income	469	2,131
Other expenses, net	9	3
Interest expense, net	1,275	1,731
Net (loss) income	(815)	397
Preferred dividend	8	8
Net (loss) income available from the Company’s joint ventures	$(823)	$389

GPLP’s share of (loss) income from the Company’s joint ventures	$(357)	$203

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Investment in Joint Ventures – Consolidated

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The purpose of the VBF Venture is to evaluate a potential retail development in Vero Beach, Florida.  The Company has contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and the right to receive 75% of the distributions from the VBF Venture until such time that the capital contributed by the Company is returned.  The Company utilized a qualitative approach to determine that the Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture.  In accordance with FASB issued Interpretation No. 46 (R), the Company is the primary beneficiary of the VBF Venture and therefore it is consolidated in the Company’s consolidated financial statements.  The VBF Venture is carried on the Company’s consolidated balance sheets as Developments in progress in the amount of $7,079 as of March 31, 2009.

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment
	March 31, 2009	December 31, 2008
Billed receivables	$17,785	$18,271
Straight-line receivables	18,154	18,758
Unbilled receivables	10,002	9,686
Less: allowance for doubtful accounts	(11,412)	(9,802)
Net accounts receivable	$34,529	$36,913

Accounts Receivable – Assets Held-For-Sale (1)
	March 31, 2009	December 31, 2008
Billed receivables	$2,341	$2,394
Straight-line receivables	188	311
Unbilled receivables	47	179
Less: allowance for doubtful accounts	(2,493)	(2,884)
Net accounts receivable	$83	$0

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of March 31, 2009 and December 31, 2008 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rates		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2009	2008	2009	2008
Fixed Rate:
Johnson City Venture, LLC	$37,683	$37,827	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,265	39,423	8.20%	8.20%	(n)	(a)	$38,543	(h)
Catalina Partners, LP	42,250	42,250	4.72%	4.72%	(o)	(b)	$42,250	April 23, 2011
Glimcher Northtown Venture, LLC	40,000	40,000	6.02%	6.02%	(p)	(b)	$40,000	(i)
Morgantown Mall Associates, LP	39,801	39,951	6.52%	6.52%	(q)	(a)	$38,028	(j)
Glimcher Ashland Venture, LLC	23,544	23,701	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	53,741	54,015	8.27%	8.27%	(n)	(a)	$49,864	(k)
Glimcher WestShore, LLC	91,462	91,921	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	136,456	137,144	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	128,158	128,779	5.42%	5.42%	(n)	(a)	$116,922	(l)
JG Elizabeth, LLC	152,501	153,260	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	105,193	105,686	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	57,408	57,675	7.54%	7.54%	(n)	(a)	$49,969	(m)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,886	50,000	5.65%	5.65%		(d)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,868	43,000	5.87%	5.87%		(e)	$38,057	December 11, 2016
Tax Exempt Bonds (w)	19,000	19,000	6.00%	6.00%		(f)	$19,000	November 1, 2028
	1,176,216	1,180,632

Variable Rate/Bridge:
Polaris Lifestyle Center LLC	7,000	-	4.75%		(r)	(b)	$7,000	(t)
Grand Central LP	24,948	-	5.50%		(s)	(a)	$23,533	(u)
	31,948	-
Other:
Fair value Adjustments	(1,181)	(1,140)
Extinguished Debt	-	46,135		7.18%
	$1,206,983	$1,225,627
Properties Held-For-Sale:
GM Olathe LLC (x)	$-	$30,000		4.30%
Charlotte Eastland Mall, LLC (v)	42,229	42,229	8.50%	8.50%		(b)	$42,229	(g)
Mortgage Notes Payable Associated with Properties Held-For-Sale	$42,229	$72,229

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest are required.
(d)	The loan required monthly payments of interest only until February 2009, thereafter principal and interest are required.
(e)	The loan required monthly payments of interest only until December 2008, thereafter principal and interest are required.
(f)	The loan requires semi-annual payments of interest.
(g)
The Company entered into a loan modification agreement that extended the optional prepayment date to September 11, 2009.  Per the agreement, if the Property is not sold prior to September 11, 2009, then the Property will be conveyed to the lender, without penalty, and the Company will be released of all obligations under the loan agreement.

(h)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(i)	The loan matures on October 21, 2011, however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(j)	The loan matures on October 13, 2011 however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(k)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(l)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(m)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(n)	Interest rate escalates after optional prepayment date.
(o)	Interest rate of LIBOR plus 165 basis points fixed through a swap agreement at a rate of 4.72% at March 31, 2009.
(p)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at March 31, 2009.
(q)	Interest rate of LIBOR plus 350 basis points fixed through a swap agreement at a rate of 6.52% at March 31, 2009.
(r)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75%.
(s)	Interest rate is the greater of LIBOR plus 350 basis points or 5.50%.
(t)	The loan matures on February 1, 2012, however, the Company has one, 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(u)	The loan matures on February 1, 2012, however, the Company has two, one-year extension options that would extend the maturity date of the loan to February 1, 2014.
(v)	Mortgage notes payable associated with Properties Held-For-Sale.
(w)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although, not secured by the Property, the loan is fully guaranteed by GRT.

(x)	This Property was sold and the loan was paid off in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,482,319 and $1,464,607 at March 31, 2009 and December 31, 2008, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at March 31, 2009.  Additionally, $124,710 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens Mall, have been guaranteed by GPLP as of March 31, 2009.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; a recourse indebtedness to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  Management believes the Company is in compliance with all covenants as of March 31, 2009.

At March 31, 2009, the outstanding balance on the Credit Facility was $392,054.  Additionally, $24,309 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2009, the unused balance of the Credit Facility available to the Company was $53,637 and the interest rate was 1.92%.  One of the lenders (the “Defaulting Lender”) under the Credit Facility has failed to fund its pro-rata share of one or more advances under the credit agreement during 2009.  If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then the Company’s available capacity under the Credit Facility could be reduced by approximately $6,700.

At December 31, 2008, the outstanding balance on the Credit Facility was $362,097.  Additionally, $23,747 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2008, the unused balance of the Credit Facility available to the Company was $84,156 and the interest rate was 1.63%.  At December 31, 2008, the reduction in the Company’s available capacity under the Credit Facility due to the Defaulting Lender’s failure to adhere to its funding obligations under the Credit Facility was $6,700.

9.	Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate the interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, the Company had no hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2009, the Company estimates that an additional $4,790 will be reclassified to interest expense.

As of March 31, 2009, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $262,051.  All six derivative instruments were interest rate swaps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009 and December 31, 2008.

	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Interest Rate Products	Accounts Payable & Accrued Expenses	$6,752	Accounts Payable & Accrued Expenses	$6,972

The derivative instruments were reported at their fair value of $6,752 and $6,972 in accounts payable and accrued expenses at March 31, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in Accumulated other comprehensive income will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income as of March 31, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$324	$(678)	Interest expense	$324	$(678)	Interest expense	$0	$0

During the three months ended March 31, 2009, the Company recognized additional other comprehensive income of $324 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2009, net of $1,415 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $24 of “Accumulated other comprehensive income” to noncontrolling interest participation during the three months ended March 31, 2009.  During the three months ended March 31, 2008, the Company recognized additional other comprehensive loss of $678 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2008, net of $229 in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its consolidated indebtedness, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with its derivative counterparties that incorporate the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty.  Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

The Company has agreements with its derivative counterparties that incorporate provisions from its indebtedness with a lender affiliate of the derivative counterparty requiring it to maintain certain minimum financial covenant ratios on its indebtedness.  Failure to comply with the covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6,910. As of March 31, 2009, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of $6,910.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

10.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; and accordingly, the standard does not require any new fair value measurements of reported balances.

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

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves, that are observable at commonly quoted intervals.

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

The Company has derivatives that must be measured under the fair value standard.  The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities:
Derivative instruments, net	$-	$6,752	$-	$6,752

11.	Stock Based Compensation

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

For the three months ended March 31, 2009 and 2008, 180,666 and 90,333 shares of restricted common stock were granted, respectively.  The related compensation expense for all restricted common stock issued for the three months ended March 31, 2009 and 2008 was $182 and $239, respectively. The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods, over a weighted average period of 3.3 years, is $2,293 as of  March 31, 2009.

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”).  At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers.  The total number of performance shares allocated to all participants was 104,300.

The compensation costs recorded relating to the Incentive Plan were calculated in accordance with SFAS No. 123(R) and were calculated using the following assumptions: risk free rate of 4.5%, volatility of 23.1%, and a dividend yield of 7.05%.  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period (defined below).  The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period (as defined below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Whether or not a participant receives performance shares at the conclusion of the Performance Period under the Incentive Plan is determined by: (i) the outcome of the Company’s total shareholder return (“TSR”) for its Common Shares of Beneficial Interest (“Common Shares”) during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies (the “Peer Group”) and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”).

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the three months ended March 31, 2008. There were no performance shares granted or adjustments to compensation expense associated with the Incentive Plan for the three months ended March 31, 2009.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the three months ended March 31, 2009 and March 31, 2008, the Company issued 294,266 and 121,750 options, respectively.  The fair value of each option granted in 2009 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.75%, expected annual lives of five years, annual dividend rates of $0.40, and weighted average volatility of 70.4%.  The weighted average fair value of options issued the three months ended March 31, 2009 was $0.09 per share.  Compensation expense recorded related to the Company’s share option plans was $49 and $70 for the three months ended March 31, 2009 and 2008, respectively.

12.	Commitments and Contingencies

At March 31, 2009, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2009 is $4,061 based upon a per unit value of $1.36 at March 31, 2009 (based upon a five-day average of the Common Share price from March 24, 2009 to March 30, 2009).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2009			2008
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$1,376			$4,803
Less: preferred stock dividends	(4,359)			(4,359)
Noncontrolling interest adjustments (1)	219			-
(Loss) income from continuing operations	$(2,764)	37,637	$(0.07)	$444	37,580	$0.01

Loss from discontinued operations	$(853)			$(705)
Noncontrolling interest adjustments (1)	62			-
Loss from discontinued operations	$(791)	37,637	$(0.02)	$(705)	37,580	$(0.02)

Net loss to common shareholders	$(3,555)	37,637	$(0.09)	$(261)	37,580	$(0.01)

Diluted EPS:
Income from continuing operations	$1,376	37,637		$4,803	37,580
Less: preferred stock dividends	(4,359)			(4,359)
Operating partnership units		2,986			2,988
Options		-			3
Restricted shares		-			130
(Loss) income from continuing operations	$(2,983)	40,623	$(0.07)	$444	40,701	$0.01

Loss from discontinued operations	$(853)	40,623	$(0.02)	$(705)	40,701	$(0.02)

Net loss to common shareholders before noncontrolling interest	$(3,836)	40,623	$(0.09)	$(261)	40,701	$(0.01)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

All common stock equivalents have been excluded as of March 31, 2009.  Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive as of March 31, 2008.  The number of such options was 1,395.

14.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of March 31, 2009 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended March 31,
	2009	2008
Revenues	$1,441	$3,553
Operating expenses	(1,180)	(2,959)
Operating income	261	594
Interest expense, net	(931)	(1,299)
Net loss from operations	(670)	(705)
Impairment loss, net	(183)	-
Net loss from discontinued operations	$(853)	$(705)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The reduction in revenue, operating expenses and interest expense relate to the sale of Great Mall in January of 2009 and repayment of the mortgage debt on the property.  The impairment charge in the first quarter of 2009 related primarily to capital investments at Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold Great Mall.

15.	Acquisitions

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt Square Mall, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.4 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 7.4 years.  Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $68 and $179 for the three months ended March 31, 2009 and 2008, respectively.  The net book value of the above-market leases is $4,260 and $4,611 as of March 31, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued expenses on the Consolidated Balance Sheets.  The net book value of the below-market leases is $11,136 and $11,766 as of March 31, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued expenses on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $2,428 and $2,511 as of March 31, 2009 and December 31, 2008, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheets.  The net book value of in place leases was $2,232 and $2,497 at March 31, 2009 and December 31, 2008, respectively, and is included in the buildings, improvements and equipment on the Consolidated Balance Sheets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of March 31, 2009, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (three of which are partially owned through a joint venture) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 20.9 million square feet of gross leasable area (“GLA”) of which approximately 92.1% was occupied at March 31, 2009.

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

Critical Accounting Policies and Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Board of Trustees.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2008.

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO does include impairment losses for properties held-for-sale and held-for-use.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net income available to common shareholders for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net loss to common shareholders	$(3,555)	$(261)
Add back (less):
Real estate depreciation and amortization	22,526	19,088
Equity in loss (income) of unconsolidated entities	357	(203)
Pro-rata share of joint venture funds from operations	1,149	1,272
Noncontrolling interest in operating partnership	(281)	-
Gain on the sale of assets	(1,482)	-
Funds From Operations	$18,714	$19,896

FFO decreased by $1.2 million, or 5.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Contributing to the decrease was a $1.9 million reduction in minimum rents.  We also incurred $773,000 more in general and administrative expenses.  During the three months ended March 31, 2008, we reversed stock compensation expense relating to performance share awards granted under the Long Term Incentive Plan for Senior Executives (“LTIP”) in the amount of $555,000.  There was no such reversal during the three months ended March 31, 2009.

Offsetting these decreases to FFO, we incurred $1.5 million less in interest expense.  The majority of this decrease can be attributed to a significant reduction in our average borrowing rate.

Results of Operations – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Total revenues increased 0.3%, or $204,000, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Minimum rents decreased $1.9 million, percentage rents increased $208,000, tenant reimbursements increased $591,000, and other income increased $1.3 million.

Minimum Rents

Minimum rents decreased 3.9%, or $1.9 million, for the three months ended March 31, 2009 compared with minimum rents for the three months ended March 31, 2008.  Decreases in minimum rents were seen throughout the portfolio and can be primarily attributed to tenant bankruptcies and vacating tenants.

Tenant Reimbursements

Tenant reimbursements reflect an increase of 2.5%, or $591,000, for the three months ended March 31, 2009.  The increase in revenue can be primarily attributed to increases in both property operating expenses and real estate taxes in the amount of $115,000 and $358,000, respectively.

Other Revenues

Other revenues increased 22.8%, or $1.3 million, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended March 31,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$2,074	$1,930	$144
Outparcel sales	315	1,060	(745)
Sponsorship income	358	370	(12)
Management fees	1,114	973	141
Gain on sale of depreciable real estate	1,482	-	1,482
Other	1,505	1,243	262
Total	$6,848	$5,576	$1,272

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During 2009, we sold one outparcel for $315,000.  During 2008 we sold two outparcels, one at our New Towne Mall location and the other at Georgesville Square for a total of $1.1 million.  Management fee income increased $141,000 in 2009 and is primarily attributable to development fees we earned for the construction of an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of office space located in Scottsdale, Arizona (“Scottsdale Development”).  The gain on the sale of depreciable real estate asset relates to the sale of a medical building at Grand Central Mall for approximately $4.6 million net of costs of $3.1 million.

Expenses

Total expenses increased 9.2%, or $4.8 million, for the three months ended March 31, 2009.  Real estate taxes increased $358,000, property operating expenses increased $115,000, the provision for doubtful accounts increased $187,000, other operating expenses decreased $88,000, depreciation and amortization increased $3.5 million, and general and administrative costs increased $773,000.

Property Operating Expenses

Property operating expenses increased by $115,000, or 0.7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Real Estate Taxes

Real estate taxes increased $358,000, or 4.0%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Our Properties in Ohio experienced an increase of $229,000 as compared to the three months ended March 31, 2008, primarily driven by higher tax rates.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.3 million for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008.  The provision represents 1.6% and 1.4% of revenues from continuing operations for the first three months of 2009 and 2008, respectively.

Other Operating Expenses

Other operating expenses decreased 3.7%, or $88,000, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  Expenses related to the outparcel sales decreased $146,000 for the first three months in 2009 compared to the corresponding period in 2008.  Additionally, expenses of $326,000 related to discontinued developments were incurred during the first three months in 2008 that were not incurred in 2009.  Offsetting the decreases in expenses was an increase of $169,000 of development expenses related to services provided to our unconsolidated real estate entities for the three months ended March 31, 2009 compared to March 31, 2008.

Depreciation and Amortization

Depreciation expense increased for the three months ended March 31, 2009 by $3.5 million, or 17.9% as compared to the same period ended March 31, 2008.  The increase can be attributed to the write off of tenant improvements associated with vacating tenants, primarily driven by the bankruptcy of Steve & Barry’s.  Also, depreciation expense increased as a result of the opening of the lifestyle addition at Polaris Fashion Place (“Polaris Lifestyle Center”).

General and Administrative

General and administrative expense was $4.9 million and represented 6.3% of total revenues for the first three months of 2009 as compared to $4.2 million of general and administrative expenses and represented 5.3% of total revenues for the three months ended March 31, 2008.  The increase is primarily attributable to an increase in occupancy costs during the first three months of 2009 associated with our new corporate office and an increase in professional fees.  Also, during the three months ended March 31, 2008, we reversed stock compensation expense relating to performance share awards granted under the LTIP in the amount of $555,000 which we did not occur during the three months ended March 31, 2009.  Offsetting these increases was a decrease in travel expenses and bonus compensation.

Interest expense/capitalized interest

Interest expense decreased 7.3%, or $1.5 million, for the three months ended March 31, 2009.  The summary below identifies the change by its various components (in thousands).

	For the Three Months Ended March 31,
	2009	2008	Inc. (Dec.)
Average loan balance (continuing operations)	$1,595,322	$1,493,152	$102,170
Average rate	5.03%	5.82%	(0.79)%

Total interest	$20,061	$21,725	$(1,664)
Amortization of loan fees	642	452	190
Capitalized interest and other, net	(1,363)	(1,324)	(39)
Interest expense	$19,340	$20,853	$(1,513)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance resulting from funding our capital improvements and redevelopments.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

The net (loss) income available from joint ventures results primarily from our investment in Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  Net (loss) income available from unconsolidated entities was a loss of $(823,000) and income of $389,000 for the three months ended March 31, 2009 and 2008, respectively.  Our proportionate share of the net (loss) income was $(357,000) and $203,000 for the three months ended March 31, 2009 and 2008, respectively.  We experienced less minimum rents, percentage rents, and tenant reimbursements during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Also, we incurred more depreciation expense associated with vacating tenants.  Offsetting the decreases in revenues was a decrease in interest expense.  This decrease can be attributed to $38.7 million less in outstanding borrowings from operating Properties.

Discontinued Operations

Total revenues from discontinued operations were $1.4 million in the three months ended March 31, 2009 compared to $3.6 million during the three months ended March 31, 2008.  The net loss from discontinued operations during the three months ended March 31, 2009 and 2008 was $670,000 and $705,000, respectively.  During the three months ended March 31, 2009, we recorded $183,000 in impairment losses, net.  The impairment loss relates to capital investments at Eastland Mall, Charlotte, North Carolina (“Eastland Charlotte”) and was partially offset by a favorable impairment adjustment when we sold the Great Mall of the Great Plains (“Great Mall”) for $20.5 million in January, 2009.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares”) and units of partnership interest in the Operating Partnership (“OP Units”).  We anticipate that these needs will be met primarily with cash flows provided by operations.  In March 2009, we announced a revised dividend and distribution policy for our Common Shares and OP Units.  We have the expectation that the reduced dividend rate will enhance our short-term liquidity and provide greater financial flexibility for the Company.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.  The Company's credit facility is scheduled to mature in December of 2009, but does have a one-year extension provision exercisable at the Company’s option subject to the satisfaction of certain conditions.

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During January 2009, we entered into an agreement to borrow up to $47.0 million on our Grand Central Mall located in City of Vienna, West Virginia.  We initially received $25.0 million of the loan proceeds at closing.  Under the agreement, for a period of up to six months after the initial funding, the loan amount can be increased up to $47.0 million through additional commitments from lenders and subject to our satisfaction of certain conditions.  The net proceeds from the Grand Central loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  During February 2009, we entered into an agreement to borrow $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio.  As of March 31, 2009, we have drawn $7.0 million under the loan and an additional $11.5 million was drawn under the loan in April 2009.  Subsequent draws will be made as additional tenants open at the Polaris Lifestyle Center during 2009.  The net proceeds from the Polaris Lifestyle Center loan were used to pay down outstanding borrowings on the Company’s credit facility.

The Company also has loans on two joint venture Properties that mature during 2009, Tulsa and Surprise, Arizona.  The $35 million loan on Tulsa (“Tulsa Loan”) matured during the three month period ended March 31, 2009 and we are currently negotiating an extension with the lender.  As a result of the default, neither the outstanding balance of the Tulsa Loan nor any other material obligations of the Company, including its derivative and hedging obligations, increased or accelerated.  As of March 31, 2009 the Tulsa Loan is accruing interest at the default rate of LIBOR plus 550 basis points.  The Surprise loan matures in October 2009, but the joint venture has a one-year extension option available contingent upon meeting certain conditions.  Our pro-rata share of the debt for these two Properties is approximately $20.5 million.

During 2008, we executed an agreement, effective as of September 11, 2008, the (“Effective Date”), with the lender of the loan on Eastland Charlotte that amends and modifies certain terms and conditions of the then existing mortgage loan agreement (the “Agreement”).  Under the Agreement, the loan prepayment date has been extended from September 11, 2008 to the earlier of September 11, 2009 or the date on which the mall is sold to a third party.  We are required to fund deficiencies in: i) operating income for the mall, ii) the aggregate sum of debt service, escrow, and reserve payments due under the Agreement (including documents ancillary to the loan agreement), and iii) operating expenses reasonably incurred by us to keep the mall open and operating (collectively, the “Mall Operating Costs”).  We are only obligated to fund Mall Operating Costs, in the aggregate, up to $2.2 million (the “Cost Cap”).  We agreed to operate the mall during the Modification Period (defined below) and to invest funds up to the Cost Cap to finance the Mall Operating Costs during the Modification Period (defined below).  We are required to pay the lender: i) periodic payments of interest on the amount outstanding under the loan agreement at an interest rate of 8.50% per annum, ii) monthly installments of taxes and insurance in accordance with the loan agreement, and iii) monthly installments of a cash management fee.  The Agreement requires us to make the aforementioned payments during the period between the Effective Date and the earlier of September 11, 2009 and the earliest date on which we have funded the Mall Operating Costs in an aggregate amount equal to the Cost Cap (the “Modification Period”).  Under the Agreement, all of the aforementioned payments are included in Mall Operating Costs.  Furthermore, we are not required during the Modification Period to make any payments of principal on the amount outstanding under the loan agreement.  Together with the lender, during the Modification Period, we will jointly market the sale of the mall to third party buyers.  We are not obligated for any costs associated with marketing except to the extent such costs are paid from the proceeds of the sale.  The Agreement also provides that in the event of a default under the Agreement or upon the expiration of the Modification Period, the lender shall have the right to acquire possession of and title to the mall.  Furthermore, the Agreement provides that if the mall is not sold to a third party by the end of the Modification Period then we will convey to the lender and the lender will accept such conveyance.  Lastly, the Agreement provides that in connection with either a sale to an unaffiliated third party or the conveyance back to the lender, the lender will deliver to us a release of all our obligations under the Agreement.

At March 31, 2009, the Company’s total-debt-to-total-market capitalization was 86.0% (exclusive of our pro-rata share of joint venture debt), compared to 83.6% at December 31, 2008.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 –60%.  With the recent reduction in our share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	March 31, 2009	December 31, 2008
Stock Price (end of period)	$1.40	$2.81
Market Capitalization Ratio:
Common Shares outstanding	38,009	37,809
OP Units outstanding	2,986	2,986
Total Common Shares and OP Units outstanding at end of period	40,995	40,795

Market capitalization – Common Shares outstanding	$53,213	$106,243
Market capitalization – OP Units outstanding	4,180	8,391
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,641,266	1,659,953
Total market capitalization	$1,908,659	$1,984,587

Total debt/total market capitalization	86.0%	83.6%

Total debt/total market capitalization including pro-rata share of joint ventures	86.6%	84.2%

Capital Resource Availability

At March 31, 2009, the outstanding balance on the Company’s credit facility (“Credit Facility”) was $392.1 million and we have $24.3 million in outstanding letters of credit.  The unused balance of the Credit Facility available to the Company was $53.6 million and the interest rate on the outstanding balance was 1.92% per annum as of March 31, 2009.  Our Credit Facility matures in December of 2009, but has a one-year extension that is exercisable at our option subject to the satisfaction of certain conditions.  We are in preliminary discussions with our lead bank to address this upcoming maturity.  Based on the uncertainty in the current credit environment, it is our priority to address this maturity as soon as possible.  One of the lenders (the “Defaulting Lender”) under the Credit Facility failed during 2009 to fund its pro rata share of one or more advances under the Credit Facility.  If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then our available capacity under the Credit Facility could be reduced by approximately $6.7 million.

At March 31, 2009, our mortgage notes payable were collateralized with first mortgage liens on 19 of our Properties having a net book value of $1,482.3 million.  We have unencumbered Properties, developments and other corporate assets that have a net book value of $98.5 million.

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of  debt securities, preferred and common shares, warrants, units, rights to purchase our common shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million, all of which are currently available for future offerings.

Cash Activity

For the three months ended March 31, 2009

Net cash provided by operating activities was $22.4 million for the three months ended March 31, 2009.

Net cash provided by investing activities was $10.0 million for the three months ended March 31, 2009.  We received $24.0 million from the sale of Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical building at Grand Central Mall, located in City of Vienna, West Virginia. We also received $5.7 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in the Scottsdale Quarter development.  Offsetting these increases to cash, we spent $13.9 million on our investments in real estate.  Of this amount, $8.4 million was spent on redevelopment projects.  We continued to fund our investment in the addition of a lifestyle component at Polaris Lifestyle Center with expenditures of $3.6 million during the three months ended March 31, 2009.  Also, we spent $2.0 million at Lloyd Center for the addition of a L.A. Fitness and $1.0 million at Northtown Mall relating to the addition of Herberger’s.  We also spent $2.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Polaris Fashion Place and Indian Mound Mall. Lastly, we invested $7.4 million in our unconsolidated real estate entities.  This investment was primarily spent on funding the construction activity on our Scottsdale Quarter development.

Net cash used in financing activities was $36.6 million for the three months ended March 31, 2009.  We made $80.6 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall, $30.0 million mortgage was repaid on Great Mall when the Property was sold and regularly scheduled principal payments of $4.5 million were made on various loan obligations.  Also, $17.4 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Offsetting these decreases to cash, we received $32.0 million in loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  We also received $30.0 million under our Credit Facility.

For the three months ended March 31, 2008

Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2008.

Net cash used in investing activities was $20.1 million for the three months ended March 31, 2008.  Expenditures of $14.5 million were made to our investment in real estate.  Of this amount, $11.0 million was spent on redevelopment projects.  We continued our investment in the addition of a lifestyle component at Polaris Fashion Place with expenditures of $5.9 million during the quarter.  Costs of $2.2 million were incurred at both Northtown Mall and Lloyd Center for the addition of L.A. Fitness facilities and $2.6 million was spent on other re-developments, with the balance spent on operational capital expenditures.  We invested $7.9 million relating to development of projects in joint ventures.  The majority of this was spent toward the continued development of Scottsdale Quarter.  Offsetting these uses of cash, we received $1.1 million in proceeds from the sale of two outparcels at two of our Properties located in Ohio.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2009.  We received $38 million from borrowings on our Credit Facility during the three months ended March 31, 2009.  Offsetting this increase was the $8.6 million repayment of the mortgage on Knox Village Square which reached maturity in February 2008.  Principal payments on existing mortgages of $4.4 million were also made.  Dividend distributions of $24.0 million were paid to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt decreased by $18.7 million during the first three months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2008	$1,297,856	$362,097	$1,659,953
New mortgage debt	32,000	-	32,000
Repayment of debt	(76,065)	-	(76,065)
Debt amortization payments in 2009	(4,536)	-	(4,536)
Amortization of fair value adjustment	(43)	-	(43)
Net borrowings, line of credit	-	29,957	29,957
March 31, 2009	$1,249,212	$392,054	$1,641,266

During the first three months of 2009, we entered into two new financing arrangements and paid off two loans.  On January 30, 2009, a GRT affiliate entered into a loan agreement to borrow up to $47.0 million (the “Grand Central Loan”).  The Company received $25.0 million of the loan at closing and may receive up to an additional $22 million during the first six months of the term upon the satisfaction of certain conditions.  The Grand Central Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan has an interest rate which is the greater of LIBOR plus 3.50% per annum or 5.50% and a maturity date of February 1, 2012, with two 12-month extensions available.  The Grand Central Loan requires the Company to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  On February 28, 2009, a GRT affiliate entered into a loan agreement to borrow $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio (the “Polaris Lifestyle Loan”).  The Polaris Lifestyle Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Lifestyle Center.  The Polaris Lifestyle Loan has an interest rate which is the greater of LIBOR plus 2.75% per annum or 4.75% and a maturity date of February 1, 2012, with one 18-month extension available.  The Polaris Lifestyle Loan requires the Company to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  As of March 31, 2009, we have drawn $7.0 million under the loan and an additional $11.5 million was drawn in April 2009.  Additional draws on the Polaris Lifestyle Loan shall be made as additional tenants open at the Center.  On January 5, 2009, we also repaid a $30.0 million variable rate mortgage loan secured by the Great Mall, which was sold to a third party on the same date.

At March 31, 2009, our mortgage notes payable were collateralized with first mortgage liens on 19 of our Properties having a net book value of $1,482.3 million.  We also owned four unencumbered Properties and other corporate assets having a net book value of $98.5 million at that date.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $19.0 million during the first three months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2008	$148,334	$75,767
New mortgage debt	19,040	9,520
March 31, 2009	$167,374	$85,287

On November 5, 2007, the joint venture was created to develop approximately 25,000 square feet of retail space in an area northwest of Phoenix, Arizona to be called Surprise Town Square (the “Surprise Venture”) closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan bears interest at a rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of March 31, 2009, $4.6 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, the joint venture that owns the Scottsdale Development closed on a $220 million construction loan, (the “Scottsdale Loan”).  The Scottsdale Loan bears interest at LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of March 31, 2009, $82.8 million (of which $41.4 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively will fix the interest rate on 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

At March 31, 2009, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $240.7 million.  The Tulsa Loan is currently past due and we are working with the lender on a loan extension.  At March 31, 2009, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $145.0 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At March 31, 2009, we had the following obligations relating to dividend distributions.  In the first quarter of 2009, the Company declared distributions of $0.10 per Common Share ($4.1 million), to be paid during the second quarter of 2009.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) are not required to be redeemed and therefore, the dividends on those shares may be paid in perpetuity.  However, because the Series F Preferred Shares became redeemable at our option on August 25, 2008, the obligation for the dividends for the Series F Preferred Shares are included in the contractual obligations only through March 31, 2009.  Also, as the Series G Preferred Shares became redeemable at our option on February 23, 2009, the obligation for the dividends for the Series G Preferred Shares are also included in the contractual obligations only through March 31, 2009.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $3.0 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2009 was $5.7 million.

At March 31, 2009, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2009 is $4.1 million based upon a per unit value of $1.36 at March 31, 2009 (based upon a five-day average of the Common Stock price from March 24, 2009 to March 30, 2009).

At March 31, 2009, we had executed leases committing to $8.2 million in tenant allowances.  The leases are expected to generate gross rents that approximate $45.7 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project.  These obligations totaled $5.5 million at March 31, 2009.

Commercial Commitments

The Credit Facility terms are discussed in Note 8 to the Consolidated Financial Statements.

Pro-rata share of joint venture obligations

The long-term debt obligation is our pro-rata share of the scheduled payments of interest and principal related to our loans at Puente and Tulsa.  The Surprise Loan obligation is our pro-rata share of the scheduled payments of principal and interest related to this loan for construction at our Surprise Venture project.  The tenant allowances relate to both the ORC Venture and the Scottsdale Venture for tenants who have signed leases at our Puente, Scottsdale Quarter, and Tulsa Properties.  Our pro-rata share of purchase obligations primarily relate to construction commitments for our redevelopment/development work at Puente, Scottsdale Quarter, and Surprise Town Square.

In the second quarter of 2006, the Company announced a joint venture between GPLP and WC Kierland Crossing, LLC, an affiliate of the Wolff Company, to construct the Scottsdale Development (the “Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which GPLP is the managing member.  LLC Co. will coordinate and manage the construction of the Scottsdale Development.  As of March 31, 2009, GPLP has made capital contributions of approximately $37.6 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a preferred interest on $26.8 million of our investment in LLC Co.  Upon completion of the Scottsdale Development, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) the Scottsdale Development.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided for LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction at the Scottsdale Development.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of the Scottsdale Development occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.026 million as collateral for fees and claims arising from the OCIP (Owner Controlled Insurance Program) that will be in place during construction.  In addition, letters of credit totaling $2.9 million have been provided by LLC Co. to tenants as collateral for tenant allowances due upon completion of their spaces.

o
Lease Payment:  LLC Co. shall make rent payments under a ground lease executed in connection with the creation of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased from 1.5% to 2.0% during the lease term until the fortieth year of the lease term and marked to market with a floor thereafter (“Base Rent”).  Additionally, LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: (i) to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term and (ii) as security for LLC Co.’s performance under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built by others unaffiliated with the Company on property adjoining the ground leased premises at a price of $181 per square foot.

o
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that ranges from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the construction loan agreement.

Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties.  Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that had been previously occupied.  Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is complete, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.

The table below provides the amount we spent on our capital expenditures (dollars in thousands):

	Capital Expenditures for Three Months Ended March 31, 2009

		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$228	$11,478	$11,706
Redevelopment projects	$8,381	$7	$8,388
Renovation with no incremental GLA	$25	$2	$27

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$40	$491	$531
Non-anchor replacement	2,055	2	2,057
Operational capital expenditures	671	14	685
Total Property Capital Expenditures	$2,766	$507	$3,273

Our new development spending primarily relates to our share of the investment in our Scottsdale Development.

Our redevelopment expenditures relate primarily to the following projects:  Polaris Lifestyle Center in Columbus, Ohio; the addition of a new L.A. Fitness junior anchor at our Lloyd Center in Portland, Oregon; as well as anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee and Ashland Town Center in Ashland, Kentucky.

Off Balance Sheet Arrangements

We have an ownership interest in the Scottsdale Venture, which is a joint venture to construct and manage Scottsdale Quarter.  A more detailed description of this joint venture, including the Company’s interest and investments in the joint venture, is available under the heading “Pro rata share of joint venture obligations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to our Consolidated Financial Statements included herein.  The Scottsdale Venture was determined to be a variable interest entity in accordance with Financial Accounting Standards Board Interpretation No. 46(R) and the Company has determined that it is not the primary beneficiary.  This investment is accounted for using the equity method of accounting and is included in “Investment in and advances to unconsolidated real estate entities, net” in the Company’s Consolidated Balance Sheets.

GPLP, an affiliate of GRT, has provided certain guarantees for the Scottsdale Venture relating to repayment obligations under the construction loan agreement that range from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  As of March 31, 2009, the Scottsdale Venture has borrowed $82.8 million on the construction loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50%, or $41.4 million, at March 31, 2009.  GPLP also has a performance guarantee to construct the Scottsdale Development.  The estimated cost to construct the Scottsdale Development is $250.0 million of which, $118.3 million in construction costs have been incurred through March 31, 2009. We expect to fund the remaining costs of the Scottsdale Development with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events.

GPLP, an affiliate of GRT, has provided a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of the Scottsdale Development.  GPLP, shall maintain the letter of credit until construction is substantially complete.  GPLP has also provided a letter of credit in the amount of $1.0 million as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.  The funds for this letter of credit originated from the Credit Facility.  Additionally, letters of credit totaling $2.9 million have been provided by the Scottsdale Venture entity, LLC Co. to tenants as collateral for tenant allowances due upon completion of their spaces.  We do not believe that the letters of credit or guarantee will result in any liability to GRT or its affiliates.

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

Malls

The redevelopment project at Polaris Fashion Place centers around redevelopment of a former Kaufmann’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.  We recently completed construction of our $52.0 million addition of 160,000 square feet of open-air retail space at Polaris Lifestyle Center.  Nearly 80% of the stores are currently open featuring stores and restaurants such as Barnes & Noble, Benihana, Buckeye Corner, The Cheesecake Factory, Destination Maternity, Forever 21, Godfrey’s, New Balance, The Pub, Schakolad Chocolate and Sweet & Sassy.  Stores with scheduled openings in the summer and fall of 2009 include Cantina Laredo and Dave & Buster’s.  We placed mortgage debt financing on the expansion during the first quarter and have drawn $18.5 million through April 2009 of the $23.4 million in proceeds available under the mortgage.  The remainder of the loan proceeds will be funded when Cantina Laredo and Dave & Busters open later this year.

At Ashland Town Center, JCPenney moved into their new prototype on the former Wal-Mart parcel in July of 2008 and the store opening was a huge success.  Cheddar’s restaurant opened in May of 2008 as a new outparcel addition to the mall.  In March of 2009, a second Belk anchor store opened in JCPenney’s former location.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed over 100 retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Development will be an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250.0 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that the Scottsdale Development will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made on our Scottsdale Development.  Between signed leases and letters of intent, we have over 70% of the retail space addressed.  West Elm and Williams Sonoma Home both opened their stores in March 2009.  Also, we have signed leases for 37% of the office space.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

We have opened a new retail site in Surprise, Arizona (northwest of Phoenix) called Surprise Town Square.  This five-acre project consists of approximately 25,000 square feet of new retail space and the development’s first restaurant and outparcel has opened.  This development is part of our Surprise Venture and has been primarily funded by a construction loan on the project.

We also continue to work on a pipeline of future development opportunities beyond the Scottsdale Development and the Surprise Venture.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Mall store sales per square foot for the twelve-month period ended March 31, 2009 were $347 compared to $362 for the twelve month period ended March 31, 2008.  These sales are for tenants in stores less than 10,000 square feet at our comparable Malls.  Comparable Malls include our joint venture Malls, but exclude Malls that are held-for-sale and those Malls acquired in the last twelve months.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08
Core Malls (2):
Mall Anchors	93.1%	94.0%	98.6%	97.3%	97.8%
Mall Stores	91.2%	94.4%	93.1%	92.3%	92.7%
Total Consolidated Mall Portfolio	92.4%	94.1%	96.6%	95.5%	95.9%

Mall Portfolio – including Joint Ventures (3):
Mall Anchors	93.3%	93.8%	98.2%	97.4%	97.8%
Mall Stores	91.2%	93.8%	92.6%	91.9%	92.4%
Total Mall Portfolio	92.5%	93.8%	96.2%	95.4%	95.8%

Wholly-owned Community Centers:
Community Center Anchors	89.1%	89.1%	88.3%	94.8%	91.0%
Community Center Stores	87.7%	88.5%	88.9%	88.9%	83.2%
Total Community Center Portfolio	88.7%	89.0%	88.5%	93.1%	88.9%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Excludes the Company’s Held-for-Sale Malls and Malls held in joint ventures.
(3)	Excludes the Company’s Held-for-Sale Malls.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2009, approximately 82.7% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.3 years and a weighted-average interest rate of approximately 5.8%.  At December 31, 2008, approximately 86.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at March 31, 2009 and December 31, 2008, bears interest at variable rates with weighted-average interest rates of approximately 1.9% and 1.6%, respectively.

At March 31, 2009 and December 31, 2008, the fair value of our debt (excluding our Credit Facility) was $1,242.0 million and $1,302.0 million, respectively, compared to its carrying amounts of $1,249.2 million and $1,297.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2009 and 2008, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.6 million and $0.5 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $41.8 million and $43.6 million, at March 31, 2009 and December 31, 2008, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.3 million and $0.5 million, for the quarter ended March 31, 2009 and 2008, respectively, and increase the fair value of our debt by approximately $43.9 million and $45.9 million, at March 31, 2009 and December 31, 2008, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of GRT’s Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.124	Loan Agreement, dated as of January 30, 2009, between Grand Central Limited Partnership, as borrower, and First Commonwealth Bank, as lender.
10.125	Term Note, dated January 30, 2009, issued by Grand Central Limited Partnership in favor of First Commonwealth Bank in the amount of $47,000,000.
10.126	A Credit Line Deed of Trust and Security Agreement, effective as of January 30, 2009, by Grand Central Limited Partnership to and for the benefit of First Commonwealth Bank.
10.127	Assignment of Rents and Leases, effective as of January 30, 2009, by and between Grand Central Limited Partnership and First Commonwealth Bank.
10.128	Limited Guaranty and Suretyship Agreement, dated as of January 30, 2009, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank.

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

Dated:   April 24, 2009