Form 10-Q
period 2009-06-30
GLIMCHER REALTY TRUST
filed 2009-07-24
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes [   ]  No [X]

As of July 23, 2009, there were 38,037,415 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 47 pages

GLIMCHER REALTY TRUST
FORM 10-Q

INDEX

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	June 30, 2009	December 31, 2008
Investment in real estate:
Land	$245,506	$245,806
Buildings, improvements and equipment	1,772,277	1,768,589
Developments in progress	99,600	103,809
	2,117,383	2,118,204
Less accumulated depreciation	588,343	565,894
Property and equipment, net	1,529,040	1,552,310
Deferred costs, net	18,508	19,479
Real estate assets held-for-sale	45,271	64,774
Investment in and advances to unconsolidated real estate entities	131,130	124,470
Investment in real estate, net	1,723,949	1,761,033

Cash and cash equivalents	14,004	17,734
Non-real estate assets associated with discontinued operations	1,282	1,989
Restricted cash	13,842	14,209
Tenant accounts receivable, net	33,646	36,913
Deferred expenses, net	7,805	8,272
Prepaid and other assets	35,156	36,163
Total assets	$1,829,684	$1,876,313

LIABILITIES AND EQUITY

Mortgage notes payable	$1,219,120	$1,225,627
Mortgage notes payable associated with properties held-for-sale	42,229	72,229
Notes payable	376,413	362,097
Other liabilities associated with discontinued operations	531	1,937
Accounts payable and accrued expenses	63,803	66,457
Distributions payable	8,463	17,414
Total liabilities	1,710,559	1,745,761

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 38,028,533 and 37,808,639 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	380	378
Additional paid-in capital	564,601	564,098
Distributions in excess of accumulated earnings	(649,635)	(637,148)
Accumulated other comprehensive loss	(5,381)	(6,776)
Total Glimcher Realty Trust shareholders’ equity	119,965	130,552
Noncontrolling interest	(840)	-
Total equity	119,125	130,552
Total liabilities and equity	$1,829,684	$1,876,313

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2009	2008
Revenues:
Minimum rents	$46,096	$48,948
Percentage rents	820	1,042
Tenant reimbursements	22,552	22,550
Other	6,180	5,102
Total revenues	75,648	77,642

Expenses:
Property operating expenses	15,529	16,247
Real estate taxes	8,881	8,424
Provision for doubtful accounts	1,798	1,906
Other operating expenses	3,171	1,917
Depreciation and amortization	18,801	19,898
General and administrative	4,440	4,419
Total expenses	52,620	52,811

Operating income	23,028	24,831

Interest income	471	337
Interest expense	19,773	20,655
Equity in loss of unconsolidated real estate entities, net	(726)	(48)
Income from continuing operations	3,000	4,465
Discontinued operations:
Gain on sale of properties, net	-	1,252
Loss from operations	(76)	(44)
Net income	2,924	5,673
Add: allocation to noncontrolling interest	107	-
Net income attributable to Glimcher Realty Trust	3,031	5,673
Less: Preferred stock dividends	4,359	4,359
Net (loss) income to common shareholders	$(1,328)	$1,314

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.03)	$0.00
Discontinued operations	$(0.00)	$0.03
Net (loss) income to common shareholders	$(0.03)	$0.03

EPS (diluted):
Continuing operations	$(0.03)	$0.00
Discontinued operations	$(0.00)	$0.03
Net (loss) income to common shareholders	$(0.03)	$0.03

Weighted average common shares outstanding	38,023	37,788
Weighted average common shares and common share equivalent outstanding	41,009	40,790

Cash distributions declared per common share of beneficial interest	$0.10	$0.32

Net income	$2,924	$5,673
Other comprehensive income on derivative instruments, net	1,181	1,700
Comprehensive income	4,105	7,373
Comprehensive income attributable to noncontrolling interest	(86)	-
Comprehensive income attributable to Glimcher Realty Trust	$4,019	$7,373

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2009	2008
Revenues:
Minimum rents	$92,247	$96,966
Percentage rents	2,259	2,273
Tenant reimbursements	46,437	45,844
Other	13,028	10,678
Total revenues	153,971	155,761

Expenses:
Property operating expenses	32,295	32,899
Real estate taxes	18,215	17,428
Provision for doubtful accounts	3,088	3,009
Other operating expenses	5,473	4,307
Depreciation and amortization	41,859	39,452
General and administrative	9,366	8,572
Total expenses	110,296	105,667

Operating income	43,675	50,094

Interest income	928	529
Interest expense	39,113	41,773
Equity in (loss) income of unconsolidated real estate entities, net	(1,083)	155
Income from continuing operations	4,407	9,005
Discontinued operations:
Gain on sale of properties, net	-	1,252
Impairment loss, net	(183)	-
Loss from operations	(777)	(486)
Net income	3,447	9,771
Add: allocation to noncontrolling interest	388	-
Net income attributable to Glimcher Realty Trust	3,835	9,771
Less: Preferred stock dividends	8,718	8,718
Net (loss) income to common shareholders	$(4,883)	$1,053

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.11)	$0.01
Discontinued operations	$(0.02)	$0.02
Net (loss) income to common shareholders	$(0.13)	$0.03

EPS (diluted):
Continuing operations	$(0.11)	$0.01
Discontinued operations	$(0.02)	$0.02
Net (loss) income to common shareholders	$(0.13)	$0.03

Weighted average common shares outstanding	37,944	37,749
Weighted average common shares and common share equivalent outstanding	40,930	40,746

Cash distributions declared per common share of beneficial interest	$0.20	$0.64

Net income	$3,447	$9,771
Other comprehensive income on derivative instruments, net	1,505	1,022
Comprehensive income	4,952	10,793
Comprehensive income attributable to noncontrolling interest	(110)	-
Comprehensive income attributable to Glimcher Realty Trust	$4,842	$10,793

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance, December 31, 2008	$60,000	$150,000	37,808,639	$378	$564,098	$(637,148)	$(6,776)	$-	$130,552

Distributions declared, $0.20 per share						(7,604)		(598)	(8,202)
Preferred stock dividends						(8,718)			(8,718)
Distribution Reinvestment and Share Purchase Plan			39,228	-	96				96
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					372				372
Net income						3,835		(388)	3,447
Other comprehensive income on derivative instruments							1,395	110	1,505
Transfer to noncontrolling interest in partnership					(36)			36	-
Stock option expense, net of offering costs					73				73
Balance, June 30, 2009	$60,000	$150,000	38,028,533	$380	$564,601	$(649,635)	$(5,381)	$(840)	$119,125

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,447	$9,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,389	4,314
Depreciation and amortization	41,859	39,452
Loan fee amortization	1,427	962
Equity in loss (income) of unconsolidated real estate entities, net	1,083	(155)
Capitalized development costs charged to expense	185	326
Impairment losses, net – discontinued operations	183	-
Gain on sale of operating real estate assets	(1,482)	-
Gain on sale of properties from discontinued operations	-	(1,252)
Gain on sales of outparcels	(530)	(741)
Stock option related expense	461	7
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(316)	1,059
Prepaid and other assets	812	(945)
Accounts payable and accrued expenses	(726)	(8,679)
Net cash provided by operating activities	49,792	44,119

Cash flows from investing activities:
Additions to investment in real estate	(22,749)	(45,413)
Investment in unconsolidated real estate entities	(19,250)	(27,617)
Proceeds from sales of properties	23,979	9,450
Proceeds from sales of outparcels	1,607	1,060
Withdrawals from restricted cash	739	3,552
Additions to deferred expenses and other	(2,146)	(1,897)
Cash distributions from unconsolidated real estate entities	13,220	25,310
Net cash used in investing activities	(4,600)	(35,555)

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	14,316	(3,000)
Additions to deferred financing costs	(1,036)	(442)
Proceeds from issuance of mortgages and other notes payable	48,500	42,250
Principal payments on mortgages and other notes payable	(84,923)	(17,261)
Exercise of stock options and other	96	161
Cash distributions	(25,875)	(41,322)
Net cash used in financing activities	(48,922)	(19,614)

Net change in cash and cash equivalents	(3,730)	(11,050)

Cash and cash equivalents, at beginning of period	17,734	22,147
Cash and cash equivalents, at end of period	$14,004	$11,097

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At June 30, 2009, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (20 wholly owned and 3 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of June 30, 2009, GRT was a limited partner in GPLP with a 92.2% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.5% interest in GPLP. GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on July 24, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell. Management evaluates the fair value less cost to sell each quarter and records impairment charges when required. In accordance with SFAS No. 144, an asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest of a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment.   If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held for sale. The results of operations of these real estate Properties that are classified as held for sale are reflected as discontinued operations in all periods reported.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties.  Under these circumstances, the Company will classify the particular Property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions

The Company accounts for acquisitions of Properties prior to January 1, 2009 in accordance with SFAS No. 141, “Business Combinations.”  For acquisitions consummated after January 1, 2009, the Company will follow SFAS No. 141(R), “Business Combinations.”  The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.  Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At June 30, 2009 and December 31, 2008, cash and cash equivalents primarily consisted of overnight purchases of debt securities.   The carrying amounts approximate fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities by following SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Noncontrolling Interests

The Company applies SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” when recording noncontrolling interests.  Noncontrolling interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).  Income allocated to noncontrolling interest is based on the Unit Holders ownership percentage of the Operating Partnership.  The ownership percentage is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional shares of beneficial interest of GRT (the “Common Shares,” “Shares” or “Share”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $3,719 and $6,857 as of June 30, 2009 and December 31, 2008, respectively.

Share distributions of $3,805 and $12,099 and Operating Partnership distributions of $299 and $956 were declared, but not paid as of June 30, 2009 and December 31, 2008, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of June 30, 2009 and December 31, 2008.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of June 30, 2009 and December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations.”  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This standard is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company adopted SFAS No. 141R and its impact can not be determined until an acquisition is consummated.

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

In October 2008, the FASB issued Staff Position No. SFAS 157-3, which clarifies the application of SFAS No. 157 “Fair Value Measurements.” Staff Position No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted Staff Position No. 157-3 and it did not have a material impact to the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The adoption did not have a material impact on the Company’s earnings per share.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted the application of this statement and has provided the new disclosures as required.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE. This new standard is effective on the first annual reporting period that begins after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. During the six months ended June 30, 2009, the Company sold one Property, The Great Mall of the Great Plains (“Great Mall”) for $20,500.  As of June 30, 2009, the Company classified Eastland Mall, Charlotte, North Carolina (“Eastland Charlotte”) and one Community Center (Ohio River Plaza) as held-for-sale. The financial results, including any impairment charges for these Properties are reported as discontinued operations in the consolidated statements of operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	June 30, 2009	December 31, 2008
Number of Properties sold	1	1
Number of Properties held-for-sale	2	3
Real estate assets held-for-sale	$45,271	$64,774
Mortgage notes payable associated with Properties held-for-sale	$42,229	$72,229

4.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of June 30, 2009 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For each of the Ventures listed below, it was determined that each qualified for treatment as an unconsolidated joint venture and accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

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

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 620,000 square feet of gross leasable space to be developed in Scottsdale, Arizona (the “Scottsdale Development”).  The Scottsdale Venture was determined to be a VIE in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (as amended).”  The Company determined that it was not the primary beneficiary of the Scottsdale Venture by using a quantitative approach.  The Company performed a probability cash flow weighting analysis utilizing different market based assumptions, including varying capitalization rates and changes in expected financial performance to make the conclusion.  Accordingly, the Company’s interest in this venture is accounted for using the equity method of accounting in accordance with Accounting Principles Board Statement No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and American Institute of Certified Public Accountants Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which represents common equity contributions of each party.  As of December 31, 2008, the Company had $24,500  cumulative preferred investments outstanding in the Scottsdale Venture (with no corresponding investment by Wolff).  During the first six months of 2009, the Company made additional cumulative preferred investments in the Scottsdale Venture in the amount of $15,000 (with no corresponding investment by Wolff).  The Company received payments from the Scottsdale Venture in the amount of $5,200 and $3,500 on March 4, 2009 and May 1, 2009, respectively, representing a partial return of its preferred investment.  As of June 30, 2009, our preferred investment in the Scottsdale Venture is $30,800 and is eligible to receive a weighted average preferred return of up to 21.0%.  The Company’s total investment in the Scottsdale Venture is $41,550.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of June 30, 2009	Company’s Maximum Exposure to Loss as of June 30, 2009
Construction loan (1)	$100,790	$50,395
Ground lease letter of credit (2)	-	20,000
Owner controlled insurance program (3)	-	1,026
Tenant allowance letters of credit (4)	-	847
Total	$100,790	$72,268

(1)
GPLP has provided certain guarantees relating to repayment obligations under the construction loan agreement thatrange from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financialperformance ratios under the Scottsdale Venture construction loan agreement.  At June 30, 2009, the Scottsdale Venture had borrowed $100,790 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $50,395, at June 30, 2009.  GPLP also has a performance guarantee to construct the development.  The estimated cost to construct the Scottsdale Development is $250,000 of which, $150,200 in construction costs have been incurred through June 30, 2009. The Company expects to fund the remaining costs of the Scottsdale Development with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

(2)
GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for theconstruction of the Scottsdale Development.  GPLP shall maintain the letter of credit for the Scottsdale Developmentuntil substantial completion of the construction occurs.

(3)	GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the ownercontrolled insurance program that is in place during the construction period.
(4)	Letters of credit totaling $847 have been provided by the Scottsdale Venture to tenants as collateral for tenantallowances due upon completion of their spaces.

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that is to be developed.  The Surprise Venture constructed 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $1,042 and $1,255 for these services for the three months ended June 30, 2009 and 2008, respectively, and fee income of $2,156 and $2,044 for the six months ended June 30, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheet	June 30, 2009	December 31, 2008
Assets:
Investment properties at cost, net	$273,364	$243,236
Construction in progress	154,049	119,837
Intangible assets (1)	7,318	8,030
Other assets	19,203	21,262
Total assets	$453,934	$392,365

Liabilities and members’ equity:
Mortgage notes payable	$185,419	$148,334
Intangibles (2)	6,501	7,333
Other liabilities	52,080	31,493
	244,000	187,160
Members’ equity	209,934	205,205
Total liabilities and members’ equity	$453,934	$392,365

GPLP’s share of members’ equity	$123,598	$118,118

(1) Includes value of acquired in-place leases.
(2)    Includes the net value of $239 and $274 for above-market acquired leases as of June 30, 2009 and December 31, 2008, respectively, and $6,740 and $7,607 for below-market acquired leases as of June 30, 2009 and December 31, 2008, respectively.

Reconciliation of Members’ Equity to Company Investment in and Advances to Unconsolidated Entities

	June 30, 2009	December 31, 2008
Members’ equity	$123,598	$118,118
Advances and additional costs	7,532	6,352
Investment in and advances to unconsolidated entities	$131,130	$124,470

Statements of Operations

	For the Three Months Ended June 30,
	2009	2008
Total revenues	$7,395	$8,133
Operating expenses	4,585	4,261
Depreciation and amortization	2,591	2,169
Operating income	219	1,703
Other expenses, net	13	3
Interest expense, net	1,622	1,784
Net loss	(1,416)	(84)
Preferred dividend	8	8
Net loss from the Company’s joint ventures	$(1,424)	$(92)

GPLP’s share of loss from the Company’s joint ventures	$(726)	$(48)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Statements of Operations

	For the Six Months Ended June 30,
	2009	2008
Total revenues	$14,950	$16,486
Operating expenses	8,746	8,395
Depreciation and amortization	5,497	4,258
Operating income	707	3,833
Other expenses, net	15	5
Interest expense, net	2,810	3,513
Net (loss) income	(2,118)	315
Preferred dividend	16	16
Net (loss) income available from the Company’s joint ventures	$(2,134)	$299

GPLP’s share of (loss) income from the Company’s joint ventures	$(1,083)	$155

5.	Investment in Joint Ventures – Consolidated

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The purpose of the VBF Venture is to evaluate a potential retail development in Vero Beach, Florida.  The Company has contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.  The Company utilized a qualitative approach to determine that the Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture.  In accordance with FASB issued Interpretation No. 46 (R), the Company is the primary beneficiary of the VBF Venture and therefore it is consolidated in the Company’s consolidated financial statements. The VBF Venture is carried on the Company’s consolidated balance sheets as Developments in progress in the amount of $7,079 as of June 30, 2009.

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	June 30, 2009	December 31, 2008
Billed receivables	$16,836	$18,271
Straight-line receivables	18,277	18,758
Unbilled receivables	10,019	9,686
Less: allowance for doubtful accounts	(11,486)	(9,802)
Net accounts receivable	$33,646	$36,913

Accounts Receivable – Assets Held-For-Sale (1)	June 30, 2009	December 31, 2008
Billed receivables	$2,461	$2,394
Straight-line receivables	138	311
Unbilled receivables	23	179
Less: allowance for doubtful accounts	(2,554)	(2,884)
Net accounts receivable	$68	$0

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of June 30, 2009 and December 31, 2008 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rates		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2009	2008	2009	2008
Fixed Rate:
Johnson City Venture, LLC	$37,554	$37,827	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	39,123	39,423	8.20%	8.20%	(l)	(a)	$38,543	(f)
Catalina Partners, LP	42,250	42,250	4.72%	4.72%	(m)	(b)	$42,250	April 23, 2011
Glimcher Northtown Venture, LLC	40,000	40,000	6.02%	6.02%	(n)	(b)	$40,000	(g)
Morgantown Mall Associates, LP	39,648	39,951	6.52%	6.52%	(o)	(a)	$38,028	(h)
Glimcher Ashland Venture, LLC	23,394	23,701	7.25%	7.25%		(a)	$21,817	November 1, 2011
Dayton Mall Venture, LLC	53,486	54,015	8.27%	8.27%	(l)	(a)	$49,864	(i)
Glimcher WestShore, LLC	91,023	91,921	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	135,798	137,144	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	127,567	128,779	5.42%	5.42%	(l)	(a)	$116,922	(j)
JG Elizabeth, LLC	151,775	153,260	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	104,725	105,686	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	57,160	57,675	7.54%	7.54%	(l)	(a)	$49,969	(k)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,739	50,000	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,747	43,000	5.87%	5.87%		(a)	$38,057	December 11, 2016
Tax Exempt Bonds (u)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,171,989	1,180,632

Variable Rate/Bridge:
Polaris Lifestyle Center LLC	18,500	-	4.75%		(p)	(b)	$18,500	(r)
Grand Central LP	29,854	-	5.50%		(q)	(a)	$29,329	(s)
	48,354	-
Other:
Fair value Adjustments	(1,223)	(1,140)
Extinguished Debt	-	46,135		7.18%
	$1,219,120	$1,225,627
Properties Held-For-Sale:
GM Olathe LLC (v)	$-	$30,000		4.30%
Charlotte Eastland Mall, LLC (t)	42,229	42,229	8.50%	8.50%		(b)	$42,229	(e)
Mortgage Notes Payable Associated with Properties Held-For-Sale	$42,229	$72,229

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)
The Company entered into a loan modification agreement that extended the optional prepayment date to September 11, 2009.  Per the agreement, if the Property is not sold prior to September 11, 2009, then the Property will be conveyed to the lender, without penalty, and the Company will be released of all obligations under the loan agreement.

(f)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(g)	The loan matures on October 21, 2011, however, the Company has one one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(h)	The loan matures on October 13, 2011, however, the Company has two one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(k)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(l)	Interest rate escalates after optional prepayment date.
(m)	Interest rate of LIBOR plus 165 basis points fixed through a swap agreement at a rate of 4.72% at June 30, 2009, and December 31, 2008.
(n)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at June 30, 2009, and December 31, 2008.
(o)	Interest rate of LIBOR plus 350 basis points fixed through a swap agreement at a rate of 6.52% at June 30, 2009, and December 31, 2008.
(p)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75%.
(q)	Interest rate is the greater of LIBOR plus 350 basis points or 5.50%.
(r)	The loan matures on February 1, 2012, however, the Company has one 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(s)	The loan matures on February 1, 2012, however, the Company has two one-year extension options that would extend the maturity date of the loan to February 1, 2014.
(t)	Mortgage notes payable associated with Properties held-for-sale.
(u)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although, not secured by the Property, the loan is fully guaranteed by GRT.

(v)	This Property was sold and the loan was paid off in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,476,969 and $1,464,607 at June 30, 2009 and December 31, 2008, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  The Company is in  compliance with all covenants at June 30, 2009.  Additionally, $141,846 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens Mall, have been guaranteed by GPLP as of June 30, 2009.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  It is expandable to $600,000, provided there is no default under the Credit Facility and that one or more participating lenders agrees to increase their funding commitment or one or more new participating lenders is added to the facility.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; a recourse indebtedness to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  The Company is in compliance with all covenants at June 30, 2009.

At June 30, 2009, the outstanding balance on the Credit Facility was $376,413.  Additionally, $22,252 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2009, the unused balance of the Credit Facility available to the Company was $71,335 and the interest rate on the outstanding balance was 1.71%.  One of the lenders (the “Defaulting Lender”) under the Credit Facility has failed to fund its pro-rata share of one or more advances under the credit agreement during 2009.  If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then the Company’s available capacity under the Credit Facility could be reduced by approximately $6,700.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2009 and 2008, the Company had no hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4,552 will be reclassified as an increase to interest expense.

As of June 30, 2009, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $261,898.  All six derivative instruments were interest rate swaps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009 and December 31, 2008.

	Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Products	Accounts Payable & Accrued Expenses	$5,238	Accounts Payable & Accrued Expenses	$6,743

The derivative instruments were reported at their fair value of $5,238 and $6,743 in accounts payable and accrued expenses at June 30, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in “Accumulated other comprehensive income” will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ending June 30,			Three months ending June 30,			Three months ending June 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$(326)	$1,240	Interest expense	$(1,507)	$(460)	Interest expense	$0	$0

During the three months ended June 30, 2009, the Company recognized additional other comprehensive income of $1,181, to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009, net of $1,507 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $86 of “Accumulated other comprehensive income” to noncontrolling interest participation during the three months ended June 30, 2009.  During the three months ended June 30, 2008, the Company recognized additional other comprehensive income of $1,700 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2008, net of $460 in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2009 and 2008:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six months ending June 30,			Six months ending June 30,			Six months ending June 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$(1,436)	$369	Interest expense	$(2,941)	$(653)	Interest expense	$0	$0

During the six months ended June 30, 2009, the Company recognized additional other comprehensive income of $1,505, to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009, net of $2,941 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $110 of “Accumulated other comprehensive income” to noncontrolling interest participation during the six months ended June 30, 2009.  During the six months ended June 30, 2008, the Company recognized additional other comprehensive income of $1,022 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2008, net of $653 in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,692. As of June 30, 2009, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of $5,692.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Liabilities:
Derivative instruments, net	$-	$5,238	$-	$5,238

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities:
Derivative instruments, net	$-	$6,743	$-	$6,743

11.	Stock Based Compensation

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

For the six months ended June 30, 2009 and 2008, 180,666 and 90,333 shares of restricted common stock were granted, respectively.  The related compensation expense for all restricted common stock issued for the three months ended June 30, 2009 and 2008 was $190 and $193, respectively, and $372 and $432 for the six months ended June 30, 2009 and 2008, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to expense in future periods, over a weighted average period of 3.0 years, is $2,103 as of  June 30, 2009.

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

Under the Incentive Plan, whether or not a participant’s allocated performance shares converted to common shares of GRT at the end of the performance period depended upon: (i) the outcome of GRT’s total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”).

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the three months ended March 31, 2008. There were no performance shares granted or adjustments to compensation expense associated with the Incentive Plan for the three months ended June 30, 2008 or for the three or six months ended June 30, 2009.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the six months ended June 30, 2009 and 2008, the Company issued 294,266 and 121,750 options, respectively.  The fair value of each option granted in 2009 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.75%, expected annual lives of five years, annual dividend rates of $0.40, and weighted average volatility of 70.4%.  The weighted average fair value of options issued during the six months ended June 30, 2009 was $0.09 per share.  Compensation expense recorded related to the Company’s share option plans was $40 and $60 for the three months ended June 30, 2009 and 2008, respectively, and $89 and $130 for the six months ended June 30, 2009 and 2008, respectively.

12.	Commitments and Contingencies

At June 30, 2009, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2009 is $7,734 based upon a per unit value of $2.59 at June 30, 2009 (based upon a five-day average of the Common Share price from June 23, 2009 to June 29, 2009).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2009			2008
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$3,000			$4,465
Less: preferred stock dividends	(4,359)			(4,359)
Noncontrolling interest adjustments (1)	101			-
(Loss) income from continuing operations	$(1,258)	38,023	$(0.03)	$106	37,788	$0.00

(Loss) income from discontinued operations	$(76)			$1,208
Noncontrolling interest adjustments (1)	6			-
(Loss) income from discontinued operations	$(70)	38,023	$(0.00)	$1,208	37,788	$0.03

Net (loss) income to common shareholders	$(1,328)	38,023	$(0.03)	$1,314	37,788	$0.03

Diluted EPS:
Income from continuing operations	$3,000	38,023		$4,465	37,788
Less: preferred stock dividends	(4,359)			(4,359)
Operating partnership units		2,986			2,988
Options		-			14
(Loss) income from continuing operations	$(1,359)	41,009	$(0.03)	$106	40,790	$0.00
(Loss) income from discontinued operations	$(76)	41,009	$(0.00)	$1,208	40,790	$0.03
Net (loss) income to common shareholders before noncontrolling interest	$(1,435)	41,009	$(0.03)	$1,314	40,790	$0.03

	For the Six Months Ended June 30,
	2009			2008
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$4,407			$9,005
Less: preferred stock dividends	(8,718)			(8,718)
Noncontrolling interest adjustments (1)	318			-
(Loss) income from continuing operations	$(3,993)	37,944	$(0.11)	$287	37,749	$0.01

(Loss) income from discontinued operations	$(960)			$766
Noncontrolling interest adjustments (1)	70			-
(Loss) income from discontinued operations	$(890)	37,944	$(0.02)	$766	37,749	$0.02

Net (loss) income to common shareholders	$(4,883)	37,944	$(0.13)	$1,053	37,749	$0.03

Diluted EPS:
Income from continuing operations	$4,407	37,944		$9,005	37,749
Less: preferred stock dividends	(8,718)			(8,718)
Operating partnership units		2,986			2,988
Options		-			9
(Loss) income from continuing operations	$(4,311)	40,930	$(0.11)	$287	40,746	$0.01

(Loss) income from discontinued operations	$(960)	40,930	$(0.02)	$766	40,746	$0.02

Net (loss) income to common shareholders before noncontrolling interest	$(5,271)	40,930	$(0.13)	$1,053	40,746	$0.03

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

All common stock equivalents have been excluded as of June 30, 2009.  Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive as of June 30, 2008.  The number of such options was 1,371.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of June 30, 2009 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended June 30,
	2009	2008
Revenues	$1,224	$2,987
Operating expenses	(1,039)	(2,170)
Operating income	185	817
Interest expense, net	(261)	(861)
Net loss from operations	(76)	(44)
Gain on sale of assets	-	1,252
Net (loss) income from discontinued operations	$(76)	$1,208

	For the Six Months Ended June 30,
	2009	2008
Revenues	$2,665	$6,540
Operating expenses	(2,250)	(5,131)
Operating income	415	1,409
Interest expense, net	(1,192)	(1,895)
Net loss from operations	(777)	(486)
Impairment loss, net	(183)	-
Gain on sale of assets	-	1,252
Net (loss) income from discontinued operations	$(960)	$766

The reduction in revenue, operating expenses and interest expense relate to the sale of Great Mall in January of 2009 and repayment of the mortgage debt on the property.  The impairment charge in 2009 related primarily to capital investments at Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold Great Mall.

15.	Acquisitions

Intangibles, which were recorded as of the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Ohio, Polaris Fashion Place, Polaris Towne Center, and Merritt Square Mall, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.3 years. Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years. Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 7.8 years. The net book value of the above-market leases is $4,061 and $4,611 as of June 30, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the below-market leases is $10,407 and $11,766 as of June 30, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet. The net book value of the tenant relationships is $2,346 and $2,511 as of June 30, 2009 and December 31, 2008, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet. The net book value of in place leases was $2,001 and $2,497 at June 30, 2009 and December 31, 2008, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheet. Net amortization for all of the acquired intangibles is an increase (decrease) to net income in the amount of $218 and $29 for the three months ended June 30, 2009 and 2008, respectively, and $150 and $(150) for the six months ended June 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; the insolvency and failure to perform of certain lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of June 30, 2009, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (three of which are partially owned through a joint venture) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 20.9 million square feet of gross leasable area (“GLA”) of which approximately 92.1% was occupied at June 30, 2009.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net (loss) income to common shareholders for the three and six months ended June, 2009 and 2008 (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Net (loss) income to common shareholders	$(1,328)	$1,314
Add back (less):
Real estate depreciation and amortization	18,260	19,364
Equity in loss of unconsolidated entities	726	48
Pro-rata share of joint venture funds from operations	595	1,063
Noncontrolling interest in operating partnership	(107)	-
Gain on the sale of assets	-	(1,252)
Funds From Operations	$18,146	$20,537

	For the Six Months Ended June 30,
	2009	2008
Net (loss) income to common shareholders	$(4,883)	$1,053
Add back (less):
Real estate depreciation and amortization	40,786	38,452
Equity in loss (income) of unconsolidated entities	1,083	(155)
Pro-rata share of joint venture funds from operations	1,744	2,335
Noncontrolling interest in operating partnership	(388)	-
Gain on the sale of assets	(1,482)	(1,252)
Funds From Operations	$36,860	$40,433

FFO decreased by $3.6 million, or 8.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Contributing to the decrease was a $4.7 million reduction in minimum rents.  Of this amount, $4.0 million can be attributed to a decline in base rents as well as a $731,000 decline in lease termination income.  During the six months ended June 30, 2008, we reversed stock compensation expense relating to performance share awards granted under the Long Term Incentive Plan for Senior Executives (“LTIP”) in the amount of $555,000.  There was no such reversal during the six months ended June 30, 2009. Lastly, we received $591,000 less in FFO from our joint ventures.

Offsetting these decreases to FFO, we incurred $2.7 million less in interest expense.  The majority of this decrease can be attributed to a significant reduction in our average borrowing interest rate.

Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Total revenues decreased 2.6%, or $2.0 million, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Minimum rents decreased $2.9 million, percentage rents decreased $222,000, and other revenues increased $1.1 million.

Minimum Rents

Minimum rents decreased 5.8%, or $2.9 million, for the three months ended June 30, 2009 compared with minimum rents for the three months ended June 30, 2008.  This decrease can be attributed to a $1.9 million decline in base rents, and straight line rents, which can be attributed to tenant bankruptcies and vacating tenants throughout the portfolio. Also we received $1.0 million less in lease termination income.

Tenant Reimbursements

Tenant reimbursements were flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Although overall recoverable operating expenses (property operating expenses and real estate taxes) decreased, the consistent revenue reflects a positive adjustment to the receivables related to the 2008 tenant reimbursement reconciliations completed in the second quarter of 2009.

Other Revenues

Other revenues increased 21.1%, or $1.1 million, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended June 30,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$2,034	$1,970	$64
Outparcel sales	1,360	-	1,360
Sponsorship income	440	424	16
Management fees	1,042	1,433	(391)
Other	1,304	1,275	29
Total	$6,180	$5,102	$1,078

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended June 30, 2009, we sold one outparcel for $1.4 million at our Northtown Mall Property. Management fee income decreased by $391,000 during the three months ended June 30, 2009 compared to the same period ending June 30, 2008. This income includes development fees we earned related to our mixed use development in  Scottsdale, Arizona (“Scottsdale Quarter”).

Expenses

Total expenses decreased 0.4%, or $191,000, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Property operating expenses decreased $718,000, real estate taxes increased $457,000, the provision for doubtful accounts decreased $108,000, other operating expenses increased $1.3 million, depreciation and amortization decreased $1.1 million, and general and administrative costs increased $21,000.

Property Operating Expenses

Property operating expenses decreased by $718,000, or 4.4%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This decrease in property operating expenses is seen throughout our portfolio and is a result of our cost saving initiatives implemented to date during the 2009 fiscal year.

Real Estate Taxes

Real estate taxes increased $457,000, or 5.4%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  The increase can be attributed to higher real estate tax rates affecting Northtown Mall, Polaris Fashion Place, and The Mall at Johnson City.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.8 million for the three months ended June 30, 2009 compared to $1.9 million for the three months ended June 30, 2008.  The provision represents 2.4% and 2.5% of total revenues for the three months ended March 31, 2009 and 2008, respectively.

Other Operating Expenses

Other operating expenses increased 65.4%, or $1.3 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Expenses related to the outparcel sale at Northtown Mall contributed $972,000 of the increase. Additionally, expenses of $185,000 related to discontinued developments were incurred during the three months ended June 30, 2009. There were no expenses related to discontinued developments for the three months ended June 30, 2008.

Depreciation and Amortization

Depreciation expense decreased for the three months ended June 30, 2009 by $1.1 million, or 5.5% as compared to the same period ended June 30, 2008.  This decrease in depreciation expense can be attributed to significant reductions in expense at Grand Central Mall and Merritt Square Mall. Offsetting these decreases was additional depreciation expense we incurred associated with the opening of the lifestyle addition at Polaris Fashion Place (“Polaris Lifestyle Center”).

General and Administrative

General and administrative expense was $4.4 million and represented 5.9% of total revenues for the three months ended June 30, 2009 as compared to $4.4 million which represented 5.7% of total revenues for the three months ended June 30, 2008.  Increases in local taxes and insurance were offset by reductions in salaries, wages, and benefits.

Interest expense/capitalized interest

Interest expense decreased 4.3%, or $0.9 million, for the three months ended June 30, 2009.  The summary below identifies the change by its various components (in thousands).

	For the Three Months Ended June 30,
	2009	2008	Inc. (Dec.)
Average loan balance (continuing operations)	$1,604,917	$1,511,322	$93,595
Average rate	5.07%	5.65%	(0.58)%

Total interest	$20,342	$21,347	$(1,005)
Amortization of loan fees	759	476	283
Capitalized interest and other, net	(1,328)	(1,168)	(160)
Interest expense	$19,773	$20,655	$(882)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding for our capital improvements and redevelopments.

Equity in Loss of Unconsolidated Real Estate Entities, Net

The net loss from joint ventures contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), Surprise Town Square (“Surprise”), and Scottsdale Quarter. Puente and Tulsa are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. Net loss from unconsolidated entities was $1.4 million and $92,000 for the three months ended June 30, 2009 and 2008, respectively.  Our proportionate share of the loss was $726,000 and $48,000 for the three months ended June 30, 2009 and 2008, respectively.  We experienced less minimum rents, percentage rents, and tenant reimbursements during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Also, we incurred more depreciation expense associated with vacating tenants.  Offsetting the decreases to earnings was a decrease in interest expense.  This decrease can be attributed to lower outstanding borrowings from operating Properties.

Discontinued Operations

Total revenues from discontinued operations were $1.2 million in the three months ended June 30, 2009 compared to $3.0 million during the three months ended June 30, 2008.  The net (loss) income from discontinued operations during the three months ended June 30, 2009 and 2008 was $(76,000) and $1,208,000, respectively.  This variance in income can be primarily attributable to the $1.3 million gain on sale of assets. This gain was primarily driven by the sale of Knox Village Square which was sold during the three months ended June 30, 2008.

Results of Operations – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Total revenues decreased 1.1%, or $1.8 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Minimum rents decreased $4.7 million, percentage rents decreased $14,000, tenant reimbursements increased $593,000, and other revenues increased $2.4 million.

Minimum Rents

Minimum rents decreased 4.9%, or $4.7 million for the six months ended June 30, 2009 compared with minimum rents for the six months ended June 30, 2008.  This decrease was the result of a $4.0 million decline in base rents which can be attributed to tenant bankruptcies and vacating tenants throughout the portfolio. Also, we received $731,000 less in lease termination income.

Tenant Reimbursements

Tenant reimbursements reflect an increase of $593,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase can be attributed to an increase in overall recoverable operating expenses (property operating expenses and real estate taxes) of $183,000  as well as a positive adjustment to the receivables related to the 2008 tenant reimbursement reconciliations completed in the second quarter of 2009.

Other Revenues

Other revenues increased 22.0%, or $2.4 million, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The components of other revenues are shown below (in thousands):

	For the Six Months Ended June 30,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$4,108	$3,900	$208
Outparcel sales	1,675	1,060	615
Sponsorship income	798	794	4
Management fees	2,156	2,406	(250)
Gain on sale of depreciable real estate	1,482	-	1,482
Other	2,809	2,518	291
Total	$13,028	$10,678	$2,350

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the six months ended June 30, 2009, we sold two outparcels for $1.7 million. These outparcels were sold at our Northtown Mall location and Georgesville Square. During 2008, we also sold two outparcels, one at our New Towne Mall location and the other at Georgesville Square, for a total of $1.1 million. Management fee income decreased by $250,000 during the six months ended June 30, 2009 compared to the same period ending June 30, 2008. This income includes development fees that we earned for the construction of Scottsdale Quarter. The gain on the sale of depreciable real estate relates to the sale of a medical building at Grand Central Mall for approximately $4.6 million net of costs of $3.1 million during the first three months of 2009.

Expenses

Total expenses increased 4.4%, or $4.6 million, for the six months ended June 30, 2009. Property operating expenses decreased $604,000, real estate taxes increased $787,000, the provision for doubtful accounts increased $79,000, other operating expenses increased $1.2 million, depreciation and amortization increased $2.4 million, and general and administrative costs increased $794,000.

Property Operating Expenses

Property operating expenses decreased by $604,000, or 1.8%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  This decrease in property operating expenses is seen throughout our portfolio at numerous locations and is a result of our cost saving initiatives implemented to date during the 2009 fiscal year.

Real Estate Taxes

Real estate taxes increased $787,000, or 4.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Our Properties in Ohio experienced an increase of $361,000 as compared to the six months ended June 30, 2008, primarily driven by higher tax rates. The Mall at Johnson City and Northtown Mall experienced higher taxes due to an increase in their tax rates.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.1 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008.  The provision represents 2.0% and 1.9% of total revenues for the first six months of 2009 and 2008, respectively.

Other Operating Expenses

Other operating expenses increased 27.1%, or $1.2 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Expenses related to outparcel sales increased $826,000 for the first six months in 2009 compared to the corresponding period in 2008.  Offsetting this increase in expenses was $141,000 less expenses related to discontinued developments. Lastly, there was an increase of $234,000 of costs related to development services provided to our unconsolidated real estate entities for the six months ended June 30, 2009 compared to the corresponding period in 2008.

Depreciation and Amortization

Depreciation expense increased for the six months ended June 30, 2009 by $2.4 million, or 6.1%, as compared to the same period ended June 30, 2008.  The increase can be attributed to the write off of tenant improvements associated with vacating tenants, primarily driven by the bankruptcy of Steve & Barry’s.  Also contributing to the increased depreciation expense was the opening of the Polaris Lifestyle Center.

General and Administrative

General and administrative expense was $9.4 million and represented 6.1% of total revenues for the six months ended June 30, 2009 as compared to $8.6 million of general and administrative expenses which represented 5.5% of total revenues for the six months ended June 30, 2008.  During the six months ended June 30, 2008, we reversed stock compensation expense relating to performance share awards granted under the Long Term Incentive Plan for Senior Executives in the amount of $555,000 which did not occur during the six months ended June 30, 2009.  Also, we incurred additional occupancy costs and increases in local income taxes for the six months ended June 30, 2009 as compared to the same period ended June 30, 2008. Offsetting these increases was an overall reduction to salaries and wages for our personnel that we implemented during the three month period ended June 30, 2009 as part of our cost saving initiatives.

Interest expense/capitalized interest

Interest expense decreased 6.4%, or $2.7 million, for the six months ended June 30, 2009.  The summary below identifies the change by its various components (in thousands).

	For the Six Months Ended June 30,
	2009	2008	Inc. (Dec.)
Average loan balance (continuing operations)	$1,600,320	$1,502,237	$98,083
Average rate	5.05%	5.74%	(0.69)%

Total interest	$40,408	$43,114	$(2,706)
Amortization of loan fees	1,401	928	473
Capitalized interest and other, net	(2,696)	(2,269)	(427)
Interest expense	$39,113	$41,773	$(2,660)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding for our capital improvements and redevelopments.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

The net (loss) income available from joint ventures contains results from our investments in Puente, Tulsa, Surprise, and Scottsdale Quarter. Net (loss) income from unconsolidated entities was a $(2,134,000) and $299,000 for the six months ended June 30, 2009 and 2008, respectively.  Our proportionate share of the (loss) income was $(1,083,000) and $155,000 for the six months ended June 30, 2009 and 2008, respectively.  We experienced less minimum rents, percentage rents, and tenant reimbursements during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Also, we incurred more depreciation expense associated with vacating tenants.  Offsetting the decreases to earnings was a decrease in interest expense.  This decrease in interest expense can be  attributed to the reduction in outstanding borrowings by operating Properties.

Discontinued Operations

Total revenues from discontinued operations were $2.7 million for the six months ended June 30, 2009 compared to $6.5 million during the six months ended June 30, 2008.  The net (loss) income from discontinued operations during the six months ended June 30, 2009 and 2008 was $(960,000) and $766,000, respectively.  This variance in income can be primarily attributable to the $1.3 million gain on sale of assets. This gain was primarily driven from the sale of Knox Village Square which was sold during the six months ended June 30, 2008.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During January 2009, we entered into an agreement that allows us to borrow up to $47.0 million on our Grand Central Mall located in City of Vienna, West Virginia.  We initially received $25.0 million of the loan proceeds at closing and an additional $5.0 million in May 2009.  Under the agreement, for a period that began on the initial funding date and which ends on July 31, 2009, the loan amount may be increased up to $47.0 million through additional commitments from lenders and subject to our satisfaction of certain conditions.  The net proceeds from the Grand Central loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  During February 2009, we entered into an agreement to borrow up to $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio.  We received $7.0 million of loan proceeds at closing and an additional $11.5 million in April 2009.  Subsequent draws will be made as additional tenants open at Polaris Lifestyle Center during the remainder of 2009.  The net proceeds from the Polaris Lifestyle Center loan were used to pay down outstanding borrowings on the Company’s credit facility.

The Company also has loans on two joint venture Properties that mature during 2009, Tulsa and Surprise.   The $35.0 million mortgage loan for Tulsa (the “Tulsa Loan”) matured on March 14, 2009.  The Company negotiated a short-term extension for the Tulsa Loan that extended the maturity date to July 13, 2009. The Company has also executed a non-binding term sheet with the lender and is proceeding towards closing on a longer term extension of the Tulsa Loan. The extension involves a $5.0 million payment of the principal balance and extends the maturity date to March 2011. The Surprise loan matures in October 2009, but the joint venture has a one-year extension option available contingent upon meeting certain conditions.  Our pro-rata share of the debt for these two Properties is approximately $20.5 million.

During 2008, we executed an agreement, effective as of September 11, 2008, the (“Effective Date”), with the lender of the mortgage loan for Eastland Mall in Charlotte, North Carolina that amends and modifies certain terms and conditions of the then existing mortgage loan agreement (the “Agreement”).  Under the Agreement, the loan prepayment date has been extended from September 11, 2008 to the earlier of September 11, 2009 or the date on which the mall is sold to a third party.  We are required to fund deficiencies in: i) operating income for the mall, ii) the aggregate sum of debt service, escrow, and reserve payments due under the Agreement (including documents ancillary to the loan agreement), and iii) operating expenses reasonably incurred by us to keep the mall open and operating (collectively, the “Mall Operating Costs”).  We are only obligated to fund Mall Operating Costs, in the aggregate, up to $2.2 million (the “Cost Cap”).  We agreed to operate the mall during the Modification Period (defined below) and to invest funds up to the Cost Cap to finance the Mall Operating Costs during the Modification Period (defined below).  We are required to pay the lender: i) periodic payments of interest on the amount outstanding under the loan agreement at an interest rate of 8.50% per annum, ii) monthly installments of taxes and insurance in accordance with the loan agreement, and iii) monthly installments of a cash management fee.  The Agreement requires us to make the aforementioned payments during the period between the Effective Date and the earlier of September 11, 2009 and the earliest date on which we have funded the Mall Operating Costs in an aggregate amount equal to the Cost Cap (the “Modification Period”).  Under the Agreement, all of the aforementioned payments are included in Mall Operating Costs.  Furthermore, we are not required during the Modification Period to make any payments of principal on the amount outstanding under the loan agreement.  Together with the lender, during the Modification Period, we are jointly marketing the sale of the mall to third party buyers.  We are not obligated for any costs associated with marketing except to the extent such costs are paid from the proceeds of the sale.  The Agreement also provides that in the event of a default under the Agreement or upon the expiration of the Modification Period, the lender shall have the right to acquire possession of and title to the mall.  Furthermore, the Agreement provides that if the mall is not sold to a third party by the end of the Modification Period then we will convey to the lender and the lender will accept such conveyance.  Lastly, the Agreement provides that in connection with either a sale to an unaffiliated third party or the conveyance back to the lender, the lender will deliver to us a release of all our obligations under the Agreement.  During the three month period ended June 30, 2009, the lender eliminated the required debt service payments to ensure that the Company does not reach the Cost Cap prior to September 11, 2009.

At June 30, 2009, the Company’s total-debt-to-total-market capitalization was 83.3% (exclusive of our pro-rata share of joint venture debt), compared to 83.6% at December 31, 2008.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50–60%.  With the recent reduction in our common share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	June 30, 2009	December 31, 2008
Stock Price (end of period)	$2.90	$2.81
Market Capitalization Ratio:
Common Shares outstanding	38,029	37,809
OP Units outstanding	2,986	2,986
Total Common Shares and OP Units outstanding at end of period	41,015	40,795

Market capitalization – Common Shares outstanding	$110,284	$106,243
Market capitalization – OP Units outstanding	8,660	8,391
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,637,762	1,659,953
Total market capitalization	$1,966,706	$1,984,587

Total debt/total market capitalization	83.3%	83.6%

Total debt/total market capitalization including pro-rata share of joint ventures	84.0%	84.2%

Capital Resource Availability

At June 30, 2009, the outstanding balance on the Company’s credit facility (“Credit Facility”) was $376.4 million and we have $22.3 million in outstanding letters of credit.  At June 30, 2009, the unused balance of the Credit Facility available to the Company was $71.3 million and the interest rate on the outstanding balance was 1.71% per annum.  Our Credit Facility matures in December of 2009, but has a one-year extension that is exercisable at our option subject to the satisfaction of certain conditions.  We have negotiated and executed a non-binding term sheet with our lead banks to extend the maturity date and modify the terms of the Credit Facility and are currently working to obtain the approval of the other participating banks in our Credit Facility.  We anticipate that this modification will also include a stepped reduction of the borrowing capacity, a requirement that we provide collateral to secure the loan, and less restrictive loan covenants.  One of the lenders (the “Defaulting Lender”) under the Credit Facility failed during 2009 to fund its pro rata share of one or more advances under the Credit Facility. If the Defaulting Lender’s failure to perform its obligations under the Credit Facility continues, then our available capacity under the Credit Facility will be reduced by approximately $6.7 million.

In an effort to reduce our outstanding balance on our Credit Facility, we entered into an exclusive listing agreement with a real estate broker to market and sell all, or a portion of, our ownership interests in Lloyd Center in Portland, Oregon; Polaris Towne Center in Columbus, Ohio; and WestShore Plaza in Tampa, Florida.  Excess proceeds from the sale of our interests in these assets would be used to reduce the outstanding borrowings on the Credit Facility.  Our preferred strategy would be to sell a majority interest in the assets and maintain management and a non controlling ownership interest in the properties.  However, our priority is to reduce leverage and enhance liquidity, and therefore, we would consider a sale of our entire interest in these assets.

At June 30, 2009, our mortgage notes payable were collateralized with first mortgage liens on 19 of our Properties having a net book value of $1,477.0 million.  We have unencumbered Properties, developments and other corporate assets that have a net book value of $96.0 million.

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

Cash Activity

For the six months ended June 30, 2009

Net cash provided by operating activities was $49.8 million for the six months ended June 30, 2009.

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2009.  We spent $22.7 million on our investments in real estate.  Of this amount, $14.3 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $5.6 million during the six months ended June 30, 2009.  Also, we spent $5.6 million at Lloyd Center for the addition of a LA Fitness and $1.0 million at Northtown Mall relating to the addition of Herberger’s.  We also spent $4.3 million to re-tenant existing spaces, with the most significant expenditures occurring at Polaris Fashion Place, Indian Mound Mall, Mall at Johnson City and Weberstown Mall. Lastly, we invested $19.3 million in our unconsolidated real estate entities.  This investment was primarily spent on funding the construction activity for Scottsdale Quarter. Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical building at Grand Central Mall, located in City of Vienna, West Virginia. We also received $13.2 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in Scottsdale Quarter.

Net cash used in financing activities was $48.9 million for the six months ended June 30, 2009.  We made $84.9 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on Great Mall when the Property was sold, and regularly scheduled principal payments of $8.8 million were made on various loan obligations.  Also, $25.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Offsetting these decreases to cash, we received $48.5 million in loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  We also obtained $14.3 million from our Credit Facility.

For the six months ended June 30, 2008

Net cash provided by operating activities was $44.1 million for the six months ended June 30, 2008.

Net cash used in investing activities was $35.6 million for the six months ended June 30, 2008.  During the period we spent $45.4 million on investments in real estate.  Of this amount $29.6 million was primarily spent constructing additional GLA, including $18.0 million to fund the construction of the Polaris Lifestyle Center.  We also spent $4.3 million in additional renovations at Northtown Mall.  Also we spent $1.7 million to expand The Mall at Johnson City and $1.6 million at Lloyd Center.  We also spent $3.6 million to re-tenant existing spaces.  We also invested $27.6 million in our joint ventures.  This amount was primarily attributed to our preferred investment in  Scottsdale Quarter.  The investment was used to fund the initial construction activity at this development. Offsetting these uses of cash, we received $25.3 million in distributions from our joint ventures.  Of this amount $22.5 million relates to a return of our preferred investment in Scottsdale Quarter.  The remaining distributions came from our investment in both Puente and Tulsa. Lastly, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.

Net cash used in financing activities was $19.6 million for the six months ended June 30, 2008.  During this period, we made $17.3 million of principal payments on existing mortgage debt.  Of this amount, $8.6 million was for the repayment of the mortgage on Knox Village Square which reached maturity in February 2008.  Regularly scheduled principal payments on existing mortgages of $8.7 million were also made.  Dividend distributions of $41.3 million were paid to holders of our Common Shares, OP Units, and preferred shares.  Also, we repaid $3.0 million of borrowings on our Credit Facility.  Offsetting these uses of cash, we received $42.3 million from the placement of a mortgage on Colonial Park Mall.

Financing Activity - Consolidated

Total debt decreased by $22.2 million during the first six months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2008	$1,297,856	$362,097	$1,659,953
New mortgage debt	48,500	-	48,500
Repayment of debt	(76,065)	-	(76,065)
Debt amortization payments in 2009	(8,858)	-	(8,858)
Amortization of fair value adjustment	(84)	-	(84)
Net borrowings, line of credit	-	14,316	14,316
June 30, 2009	$1,261,349	$376,413	$1,637,762

During the first six months of 2009, we entered into two new financing arrangements and paid off two loans.  On January 30, 2009, a GRT affiliate entered into a loan agreement to borrow up to $47.0 million (the “Grand Central Loan”).  The Company received $25.0 million of the loan at closing and an additional $5.0 million on May 7, 2009.  We may receive up to an additional $17 million during the first six months of the term upon the satisfaction of certain conditions.  The Grand Central Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan has an interest rate which is the greater of LIBOR plus 3.50% per annum or 5.50% and a maturity date of February 1, 2012, with two 12-month extensions available.  The Grand Central Loan requires the Company to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  On February 28, 2009, a GRT affiliate entered into a loan agreement to borrow $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio (the “Polaris Lifestyle Loan”).  The Polaris Lifestyle Loan is represented by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Lifestyle Center.  The Polaris Lifestyle Loan has an interest rate which is the greater of LIBOR plus 2.75% per annum or 4.75% and a maturity date of February 1, 2012, with one 18-month extension available.  The Polaris Lifestyle Loan requires the Company to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  As of June 30, 2009, we have drawn $18.5 million under the loan.  Additional draws on the Polaris Lifestyle Loan shall be made as additional tenants open at the center.  On January 5, 2009, we also repaid a $30.0 million variable rate mortgage loan secured by the Great Mall, which was sold to a third party on the same date.

At June 30, 2009, our mortgage notes payable were collateralized with first mortgage liens on 19 of our Properties having a net book value of $1,477.0 million.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $37.1 million during the first six months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2008	$148,334	$75,767
New mortgage debt	37,085	18,543
June 30, 2009	$185,419	$94,310

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and matures on October 1, 2009 with one 12 month extension available.  As of June 30, 2009, $4.6 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, the joint venture that owns Scottsdale Quarter closed on a $220 million construction loan, (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of June 30, 2009, $100.8 million (of which $50.4 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes the interest rate on 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

At June 30, 2009, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $239.4 million.  The Company negotiated a short-term extension for the Tulsa Loan that extended the maturity date to July 13, 2009.  The Company has also executed a non-binding term sheet with the lender and is proceeding towards closing on a longer term extension.  Under the term sheet, the extension requires a $5.0 million repayment of principal and moves the maturity date for the remaining $30.0 million maturity to March 2011. At June 30, 2009, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $191.7 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are indicated including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At June 30, 2009, we had the following obligations relating to dividend distributions.  In the second quarter of 2009, the Company declared distributions of $0.10 per Common Share ($4.1 million), to be paid during the third quarter of 2009.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) pay cumulative dividends and therefore the Company is obligated each period the Shares are outstanding.  This obligation is for $17.4 million per year.   The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares as of June 30, 2009 is $1.3 million and $3.0 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2009 was $5.5 million.

At June 30, 2009, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2009 is $7.7 million based upon a per unit value of $2.59 at June 30, 2009 (based upon a five-day average of the Common Stock price from June 23, 2009 to June 29, 2009).

At June 30, 2009, we had executed leases committing to $3.3 million in tenant allowances. The leases are expected to generate gross rents that approximate $34.3 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $8.7 million at June 30, 2009

Commercial Commitments

The Credit Facility terms are discussed in Note 8 to the Consolidated Financial Statements.

Pro-rata Share of Joint Venture Obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through a joint venture are as follows: 2009-$22.9 million, 2010-$27.9 million and 2011-$51.6 million.  We have a pro-rata obligation for tenant allowances in the amount of $4.0 million for tenants who have signed leases at the joint venture Properties.  Our pro-rata share of purchase obligations are $18.6 million and primarily relate to construction commitments for our development work at Scottsdale Quarter. Lastly, Scottsdale Quarter is subject to a 99 year ground lease and is discussed in detail below.  Our current annual pro-rata share of this obligation is approximately $2.7 million.

In the second quarter of 2006, the Company announced a joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company, to construct Scottsdale Quarter (the “Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Kierland is the managing member.  LLC Co. will coordinate and manage the construction of Scottsdale Quarter.  As of June 30, 2009, Kierland has made net capital contributions of approximately $41.6 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a preferred interest on $30.8 million of our investment in LLC Co.  Upon completion of Scottsdale Quarter, LLC Co. will own and operate (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant) Scottsdale Quarter.  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided for LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction at Scottsdale Quarter.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of Scottsdale Quarter occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.0 million as collateral for fees and claims arising from the OCIP (Owner Controlled Insurance Program) that will be in place during construction.  In addition, letters of credit totaling $0.9 million have been provided by LLC Co. to tenants as collateral for tenant allowances due upon completion of their spaces.

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

Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties.  Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that had been previously occupied.  Capital expenditures are generally accumulated into a project and classified as “developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.

The table below provides the amount we spent during the stated period on our capital expenditures (dollars in thousands):

	Capital Expenditures for Three Months Ended June 30, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$31	$11,174	$11,205
Redevelopment projects	$5,967	$3	$5,970
Renovation with no incremental GLA	$9	$-	$9

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$-	$258	$258
Non-anchor stores	2,185	84	2,269
Operational capital expenditures	232	24	256
Total Property Capital Expenditures	$2,417	$366	$2,783

	Capital Expenditures for Six Months Ended June 30, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$259	$22,651	$22,910
Redevelopment projects	$14,348	$10	$14,358
Renovation with no incremental GLA	$34	$2	$36

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$40	$749	$789
Non-anchor stores	4,240	86	4,326
Operational capital expenditures	903	38	941
Total Property Capital Expenditures	$5,183	$873	$6,056

Our new development spending primarily relates to our share of the investment in Scottsdale Quarter.

Our redevelopment expenditures relate primarily to the following projects:  Polaris Lifestyle Center; the addition of a new LA Fitness junior anchor at our Lloyd Center in Portland, Oregon; as well as anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee, and Ashland Town Center in Ashland, Kentucky.

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

GPLP has provided certain guarantees for the Scottsdale Venture relating to repayment obligations under the construction loan agreement that range from 10-50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  As of June 30, 2009, the Scottsdale Venture has borrowed $100.8 million on the construction loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50%, or $50.4 million, at June 30, 2009.  GPLP also has a performance guarantee to construct Scottsdale Quarter.  The estimated cost to complete construction of Scottsdale Quarter is $250.0 million, of which, $150.2 million in construction costs have been incurred through June 30, 2009. We expect to fund the remaining costs of Scottsdale Quarter with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events.

GPLP has provided a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit until construction is substantially complete.  GPLP has also provided a letter of credit in the amount of $1.0 million as collateral for fees and claims arising from the owner controlled insurance program in place during the construction period.  The funds for this letter of credit originated from the Credit Facility.  Additionally, letters of credit totaling $847,000 have been provided by the Scottsdale Venture entity, LLC Co., to tenants as collateral for tenant allowances due upon completion of their spaces.  We do not believe that the letters of credit or guarantee will result in any liability to GRT or its affiliates.

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

Malls

The redevelopment project at Polaris Fashion Place centers around redevelopment of a former Kaufmann’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.  We recently completed construction of our $52.0 million addition of 160,000 square feet of open-air retail space at Polaris Lifestyle Center.  Nearly 80% of tenants are currently open and include stores and restaurants such as Barnes & Noble, Benihana, Buckeye Corner, The Cheesecake Factory, Destination Maternity, Forever 21, Godfry’s, New Balance, The Pub, Schakolad Chocolate, and Sweet & Sassy.  Stores with scheduled openings during the remainder of 2009 include Cantina Laredo and Dave & Busters.  We placed mortgage debt financing on the expansion in February 2009, and have drawn $18.5 million of the $23.4 million in proceeds available under the mortgage.  The remainder of the loan proceeds will be funded when Cantina Laredo and Dave & Busters open later this year.

At the Lloyd Center in Portland, Oregon, a new LA Fitness is under construction and will open later this year.  The 2-story fitness center will replace space created when the adjacent Dollar Tree store downsized as well as utilize some lower-level space that, while ideal for a fitness format, was difficult space for traditional retail. We have invested $12.3 million to date on this redevelopment project and feel this creative use of space offers a new mix to this Mall and to the surrounding area.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Quarter development will be an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture plans to invest approximately $250.0 million in this project.  The stabilized return is expected to yield 8%.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 70% of the retail space addressed.  Apple, Brio, West Elm and Williams Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for over 60% of the office space.

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

We also continue to work on a pipeline of future development opportunities beyond Scottsdale Quarter and Surprise.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Mall store sales per square foot for the twelve-month period ended June 30, 2009 were $340 compared to $360 for the twelve month period ended June 30, 2008.  These sales are for tenants in stores less than 10,000 square feet at our comparable Malls.  Comparable Malls include our joint venture Malls, but exclude Malls that are held-for-sale and those Malls acquired in the last twelve months.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	6/30/09	3/31/09	12/31/08	9/30/08	6/30/08
Core Malls (2):
Mall Anchors	93.1%	93.1%	94.0%	98.6%	97.3%
Mall Stores	90.3%	91.2%	94.4%	93.1%	92.3%
Total Consolidated Mall Portfolio	92.1%	92.4%	94.1%	96.6%	95.5%

Mall Portfolio – including Joint Ventures (3):
Mall Anchors	93.7%	93.3%	93.8%	98.2%	97.4%
Mall Stores	90.3%	91.2%	93.8%	92.6%	91.9%
Total Mall Portfolio	92.4%	92.5%	93.8%	96.2%	95.4%

Wholly-owned Community Centers:
Community Center Anchors	95.6%	89.1%	89.1%	88.3%	94.8%
Community Center Stores	87.0%	87.7%	88.5%	88.9%	88.9%
Total Community Center Portfolio	93.1%	88.7%	89.0%	88.5%	93.1%

(1) Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2) Excludes the Company’s held-for-sale Malls and Malls held in joint ventures.
(3) Excludes the Company’s held-for-sale Malls.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2009, approximately 82.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.3 years and a weighted-average interest rate of approximately 5.8%.  At December 31, 2008, approximately 86.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at June 30, 2009 and December 31, 2008, bears interest at variable rates with weighted-average interest rates of approximately 2.3% and 1.6%, respectively.

At June 30, 2009 and December 31, 2008, the fair value of our debt (excluding our Credit Facility) was $1,270.0 million and $1,302.0 million, respectively, compared to its carrying amounts of $1,261.3 million and $1,297.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at June 30, 2009 and 2008, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.6 million and $0.4 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $40.9 million and $43.6 million, at June 30, 2009 and December 31, 2008, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.2 million and $0.4 million, for the quarter ended June 30, 2009 and 2008, respectively, and increase the fair value of our debt by approximately $43.0 million and $45.9 million, at June 30, 2009 and December 31, 2008, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company's Annual Meeting of Shareholders was held on May 7, 2009 (the “Meeting”). Proxies for the Meeting were solicited by the Company pursuant to Regulation 14A under the Exchange Act.  Two proposals were submitted to a vote of the holders of Common Shares.

In connection with Proposal 1 regarding the election of three Class III Trustees, there was no solicitation in opposition to management's nominees as listed in the proxy statement for the Meeting and all of the nominees listed in the proxy statement were elected. In connection with the voting on such proposal, there were no broker non-votes.  The results of the voting are as follows:

•	Votes of 31,013,034 Common Shares were cast for the election of Mr. David M. Aronowitz as a Class III Trustee and votes of 3,289,438 Common Shares were withheld.

•	Votes of 30,273,978 Common Shares were cast for the election of Mr. Herbert Glimcher as a Class III Trustee and votes of 4,028,495 Common Shares were withheld.

•	Votes of 31,007,747 Common Shares were cast for the election of Mr. Howard Gross as a Class III Trustee and votes of 3,294,725 Common Shares were withheld.

In connection with Proposal 2, there was no solicitation in opposition of the ratification of the appointment of BDO Seidman, LLP (“BDO”) as the Company's independent registered public accounting firm as set forth in the proxy statement for the Meeting and such appointment was ratified. There were no broker non-votes in connection with such proposal. Votes of 31,547,810 Common Shares were cast for the ratification of the appointment of BDO as the Company's independent registered public accounting firm; votes of 2,689,441 Common Shares were cast against such ratification; and holders of 65,219 Common Shares abstained from voting on the proposal.

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

Dated:  July 24, 2009