Form 10-Q
period 2009-09-30
GLIMCHER REALTY TRUST
filed 2009-10-30
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):  Large accelerated filer [   ]    Accelerated filer [X]   Non-accelerated filer [   ]   (Do not check if a smaller reporting company)   Smaller reporting company [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

As of October 29, 2009, there were 68,715,033 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 49 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART 1
FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share, par value and unit amounts)

ASSETS

	September 30, 2009	December 31, 2008
Investment in real estate:
Land	$247,949	$245,806
Buildings, improvements and equipment	1,803,253	1,768,589
Developments in progress	72,988	103,809
	2,124,190	2,118,204
Less accumulated depreciation	604,505	565,894
Property and equipment, net	1,519,685	1,552,310
Deferred costs, net	18,888	19,479
Real estate assets held-for-sale	4,562	64,774
Investment in and advances to unconsolidated real estate entities	135,650	124,470
Investment in real estate, net	1,678,785	1,761,033

Cash and cash equivalents	101,554	17,734
Non-real estate assets associated with discontinued operations	96	1,989
Restricted cash	15,123	14,209
Tenant accounts receivable, net	35,537	36,913
Deferred expenses, net	8,711	8,272
Prepaid and other assets	41,331	36,163
Total assets	$1,881,137	$1,876,313

LIABILITIES AND EQUITY

Mortgage notes payable	$1,219,643	$1,225,627
Mortgage notes payable associated with properties held-for-sale	-	72,229
Notes payable	366,523	362,097
Other liabilities associated with discontinued operations	76	1,937
Accounts payable and accrued expenses	64,373	66,457
Distributions payable	11,529	17,414
Total liabilities	1,662,144	1,745,761

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 68,707,955 and 37,808,639 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	687	378
Additional paid-in capital	666,354	564,098
Distributions in excess of accumulated earnings	(658,941)	(637,148)
Accumulated other comprehensive loss	(5,004)	(6,776)
Total Glimcher Realty Trust shareholders’ equity	213,096	130,552
Noncontrolling interest	5,897	-
Total equity	218,993	130,552
Total liabilities and equity	$1,881,137	$1,876,313

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2009	2008
Revenues:
Minimum rents	$45,667	$47,419
Percentage rents	1,365	1,455
Tenant reimbursements	22,945	22,845
Other	4,591	9,700
Total revenues	74,568	81,419

Expenses:
Property operating expenses	16,295	16,691
Real estate taxes	8,811	8,489
Provision for doubtful accounts	1,364	1,309
Other operating expenses	2,006	6,671
Depreciation and amortization	19,009	21,215
General and administrative	4,361	4,473
Total expenses	51,846	58,848

Operating income	22,722	22,571

Interest income	736	262
Interest expense	20,610	20,723
Equity in loss of unconsolidated real estate entities, net	(759)	(299)
Income from continuing operations	2,089	1,811
Discontinued operations:
Loss on disposition of property	(288)	-
Loss from operations	(67)	(895)
Net income	1,734	916
Add: allocation to noncontrolling interest	191	-
Net income attributable to Glimcher Realty Trust	1,925	916
Less: Preferred stock dividends	4,360	4,360
Net loss to common shareholders	$(2,435)	$(3,444)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$(0.01)	$(0.02)
Net loss to common shareholders	$(0.06)	$(0.09)

EPS (diluted):
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$(0.01)	$(0.02)
Net loss to common shareholders	$(0.06)	$(0.09)

Weighted average common shares outstanding	41,038	37,795
Weighted average common shares and common share equivalent outstanding	44,024	37,795

Cash distributions declared per common share of beneficial interest	$0.10	$0.32

Net income	$1,734	$916
Other comprehensive income on derivative instruments, net	403	36
Comprehensive income	2,137	952
Comprehensive income attributable to noncontrolling interest	(26)	-
Comprehensive income attributable to Glimcher Realty Trust	$2,111	$952

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2009	2008
Revenues:
Minimum rents	$137,914	$144,385
Percentage rents	3,624	3,728
Tenant reimbursements	69,382	68,689
Other	17,619	20,378
Total revenues	228,539	237,180

Expenses:
Property operating expenses	48,591	49,590
Real estate taxes	27,088	25,918
Provision for doubtful accounts	4,452	4,318
Other operating expenses	7,479	10,980
Depreciation and amortization	60,868	60,667
General and administrative	13,730	13,048
Total expenses	162,208	164,521

Operating income	66,331	72,659

Interest income	1,664	791
Interest expense	59,723	61,977
Equity in loss of unconsolidated real estate entities, net	(1,842)	(144)
Income from continuing operations	6,430	11,329
Discontinued operations:
(Loss) gain on disposition of properties	(288)	1,252
Impairment loss, net	(183)	-
Loss from operations	(778)	(1,894)
Net income	5,181	10,687
Add: allocation to noncontrolling interest	579	-
Net income attributable to Glimcher Realty Trust	5,760	10,687
Less: Preferred stock dividends	13,078	13,078
Net loss to common shareholders	$(7,318)	$(2,391)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.16)	$(0.05)
Discontinued operations	$(0.03)	$(0.02)
Net loss to common shareholders	$(0.19)	$(0.06)

EPS (diluted):
Continuing operations	$(0.16)	$(0.05)
Discontinued operations	$(0.03)	$(0.02)
Net loss to common shareholders	$(0.19)	$(0.06)

Weighted average common shares outstanding	38,986	37,765
Weighted average common shares and common share equivalent outstanding	41,972	37,765

Cash distributions declared per common share of beneficial interest	$0.30	$0.96

Net income	$5,181	$10,687
Other comprehensive income on derivative instruments, net	1,908	1,058
Comprehensive income	7,089	11,745
Comprehensive income attributable to noncontrolling interest	(136)	-
Comprehensive income attributable to Glimcher Realty Trust	$6,953	$11,745

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2009
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance, December 31, 2008	$60,000	$150,000	37,808,639	$378	$564,098	$(637,148)	$(6,776)	$-	$130,552

Distributions declared, $0.30 per share						(14,475)		(896)	(15,371)
Preferred stock dividends						(13,078)			(13,078)
Distribution Reinvestment and Share Purchase Plan			51,983	-	134				134
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					562				562
Issuance of common stock			30,666,667	307	114,693				115,000
Stock issuance costs					(6,000)				(6,000)
Net income						5,760		(579)	5,181
Other comprehensive income on derivative instruments							1,772	136	1,908
Transfer to noncontrolling interest in partnership					(7,236)			7,236	-
Stock option expense, net of offering costs					105				105
Balance, September 30, 2009	$60,000	$150,000	68,707,955	$687	$666,354	$(658,941)	$(5,004)	$5,897	$218,993

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,181	$10,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,767	6,036
Depreciation and amortization	60,868	60,667
Loan fee amortization	2,034	1,461
Equity in loss of unconsolidated real estate entities, net	1,842	144
Capitalized development costs charged to expense	236	326
Impairment losses, net – discontinued operations	183	-
Gain on sale of operating real estate assets	(1,482)	-
Gain on sale of properties from discontinued operations	-	(1,252)
Gain on sales of outparcels	(530)	(883)
Loss on disposition of property	288	-
Stock option related expense	683	230
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(3,640)	178
Prepaid and other assets	(414)	(1,536)
Accounts payable and accrued expenses	1,664	(5,702)

Net cash provided by operating activities	71,680	70,356

Cash flows from investing activities:
Additions to investment in real estate	(33,637)	(72,099)
Investment in unconsolidated real estate entities	(29,531)	(69,952)
Proceeds from sales of properties	23,979	9,450
Proceeds from sales of outparcels	1,607	6,060
Contributions to restricted cash	(731)	(260)
Additions to deferred expenses and other	(3,784)	(4,069)
Cash distributions from unconsolidated real estate entities	18,220	35,259
Issuance of notes receivable to unconsolidated real estate entities	(5,000)	-

Net cash used in investing activities	(28,877)	(95,611)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	4,426	54,036
Additions to deferred financing costs	(2,602)	(453)
Proceeds from issuance of mortgages and other notes payable	53,400	42,250
Principal payments on mortgages and other notes payable	(89,258)	(21,594)
Proceeds from issuance of common stock	109,250	-
Exercise of stock options and other	134	235
Cash distributions	(34,333)	(58,730)

Net cash provided by financing activities	41,017	15,744

Net change in cash and cash equivalents	83,820	(9,511)
Cash and cash equivalents, at beginning of period	17,734	22,147
Cash and cash equivalents, at end of period	$101,554	$12,636

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At September 30, 2009, GRT both owned interests in and managed 26 Properties, consisting of 22 Malls (19 wholly owned and 3 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”). As of September 30, 2009, GRT was a limited partner in GPLP with a 95.5% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.3% interest in GPLP. GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, statements of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

We have evaluated subsequent events through the time of filing this Form 10-Q with the Securities & Exchange Commission (“SEC”) on October 30, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amount of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods.  The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues.  The Company also periodically reviews specific tenant balances and determines whether an additional allowance is necessary.  In recording such a provision, the Company considers a tenant’s creditworthiness, ability to pay, probability of collections and consideration of the retail sector in which the tenant operates.  The allowance for doubtful accounts is reviewed and adjusted periodically based upon the Company’s historical experience.

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

Investment in Real Estate – Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amounts of a long-lived asset is not recoverable and exceeds its fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Sale of Real Estate Assets

The Company records sales of operating properties and outparcels using the full accrual method at closing when both of the following conditions are met: 1) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and 2) the earnings process is virtually complete, meaning that, the seller is not obligated to perform significant activities after the sale to earn the profit. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment. If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale. The results of operations of these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The aggregate value of other acquired intangible assets includes tenant relationships.  Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions, and an approximate time lapse in rental income while a new tenant is located.  The value assigned to this intangible asset is amortized over the average life of the relationship.

Deferred Costs

The Company capitalizes initial direct costs of leases and amortizes these costs over the initial lease term.  The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

Stock-Based Compensation

The Company expenses the fair value of stock awards in accordance with the fair value recognition as required by Topic 718 - “Compensation-Stock Compensation” in the Accounting Standards Codification (“ASC”). It requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Accordingly, the cost of the stock award is expensed over the requisite service period (usually the vesting period).

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  At September 30, 2009 and December 31, 2008, cash and cash equivalents primarily consisted of short term securities and overnight purchases of debt securities.   The carrying amounts approximate fair value.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities by following Topic 815 - “Derivative and Hedging” in the ASC. The objective is to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under this guidance; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under the Topic 815 - “Derivatives and Hedging” in the ASC.

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Noncontrolling Interests

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

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $764 and $6,857 as of September 30, 2009 and December 31, 2008, respectively.

During the third quarter of 2009, the Company conveyed its interest in Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) to the lender without penalty. In connection with this transfer the Company disposed of assets totaling $42,853. The Company also was relieved of $42,565 of liabilities which included the Company’s $42,229 mortgage loan.

Share distributions of $6,870 and $12,099 and Operating Partnership distributions of $299 and $956 were declared, but not paid as of September 30, 2009 and December 31, 2008, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of September 30, 2009 and December 31, 2008.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,047 and $3,046 were declared, but not paid as of September 30, 2009 and December 31, 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In late 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, a revision of SFAS No. 141, “Accounting for Business Combinations,” which was primarily codified into Topic 805 – “Business Combinations” in the ASC.  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  This guidance is effective for fiscal years beginning after December 15, 2008 (and thus acquisitions after December 31, 2008).  The Company adopted this guidance and its impact can not be determined until an acquisition is consummated.

In late 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  Previously, minority interest was not part of equity. Under this new standard, minority interest is part of equity. This change affected key financial ratios, such as debt to equity ratios.  This guidance was effective no later than for fiscal years beginning after December 15, 2008.  Effective January 1, 2009, the Company began reporting the noncontrolling interests in the Operating Partnership in the equity section of the Company’s balance sheet.  The income or loss allocated to these noncontrolling interests has been affected by their proportionate ownership percentage of the Operating Partnership.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements,”  which was primarily codified into Topic 820 - “Fair Value Measurements and Disclosures” in the ASC.  This guidance is for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,”  which was primarily codified into Topic 815 - “Derivatives and Hedging” in the ASC.   This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  This guidance requires enhanced disclosures about an entity’s derivatives and hedging activities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted the application of this statement and has provided the new disclosures as required.

In October 2008, the FASB issued Staff Position No. SFAS 157-3, which clarifies the application of SFAS No. 157 “Fair Value Measurements,” which was primarily codified into Topic 820 – “Fair Value Measurements and Disclosures” in the ASC.  It provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted this guidance and it did not have a material impact to the Company’s financial position or results of operations.

Effective January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which was primarily codified into Topic 260 - “Earnings Per Share” in the ASC.  This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. The Company has outstanding unvested restricted stock which does include rights to non-forfeitable dividends.  The adoption did not have a material impact on the Company’s earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 - “Subsequent Events” in the ASC. It establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted this guidance and has provided the new disclosures as required.

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

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles", which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC. This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature. This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by Topic 205 - “Presentation of Financial Statements” in the ASC have been made in the financial statements in order to conform to the 2009 presentation.

3.	Real Estate Assets Held-for-Sale

As required by Topic 360 - “Property, Plant and Equipment” in the ASC, long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  During the nine months ended September 30, 2009, the Company sold one Property, The Great Mall of the Great Plains (“Great Mall”), for $20,500 and conveyed one Property, Eastland Charlotte, to the lender during September of 2009.  During the nine months ended September 30, 2008, the Company sold one property, Knox Village Square.  As of September 30, 2009, the Company classified one Community Center, Ohio River Plaza, as held-for-sale. The financial results, including any impairment charges for this Property, are reported as discontinued operations in the consolidated statements of operations and the net book value of the assets are reflected as held-for-sale on the balance sheet.  The table below provides information on the held-for-sale assets.

	September 30, 2009	December 31, 2008
Number of Properties held-for-sale	1	3
Real estate assets held-for-sale	$4,562	$64,774
Mortgage notes payable associated with Properties held-for-sale	$-	$72,229

4.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of September 30, 2009 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For each of the Ventures listed below, it was determined that each qualified for treatment as an unconsolidated joint venture and are accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

•	ORC Venture

Consists of a 52% interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture acquired two of the Company’s joint venture Mall Properties, Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  The ORC Venture acquired Puente from an independent third party in December 2005 and acquired Tulsa from GPLP in March 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 620,000 square feet of gross leasable space in Scottsdale, Arizona (the “Scottsdale Quarter”).  The Scottsdale Venture was determined to be a VIE in accordance with Topic 810 - “Consolidation” in the ASC.  The Company determined that it was not the primary beneficiary of the Scottsdale Venture by using a quantitative approach consistent with Topic 810.  The Company performed a probability cash flow weighting analysis utilizing different market based assumptions, including varying capitalization rates and changes in expected financial performance to make the conclusion.  Accordingly, the Company’s interest in this venture is accounted for using the equity method of accounting in accordance with Topic 323 - “Investments-Equity Method and Joint Ventures” in the ASC. The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which represents common equity contributions of each party.  As of December 31, 2008, the Company had $24,500 cumulative preferred investments outstanding in the Scottsdale Venture (with no corresponding investment by Wolff).  During the first nine months of 2009, the Company made additional cumulative preferred investments in the Scottsdale Venture in the amount of $20,000 (with no corresponding investment by Wolff).  The Company received payments from the Scottsdale Venture in the amount of $5,200 and $3,500 on March 4, 2009 and May 1, 2009, respectively, representing a partial return of its preferred investment.  As of September 30, 2009, our preferred investment in the Scottsdale Venture is $35,800 and is eligible to receive a weighted average preferred return of up to 21.0%.  The Company’s total investment in the Scottsdale Venture is $46,550 at September 30, 2009.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of September 30, 2009	Company’s Maximum Exposure to Loss as of September 30, 2009
Construction loan (1)	$116,488	$58,244
Ground lease letter of credit (2)	-	20,000
Owner controlled insurance program (3)	-	1,026
Total	$116,488	$79,270

(1)
GPLP has provided certain guarantees relating to repayment obligations under the construction loan agreement that range from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  At September 30, 2009, the Scottsdale Venture had borrowed $116,488 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $58,244, at September 30, 2009.  GPLP also has a performance guarantee to construct the development.  The estimated cost to construct Scottsdale Quarter is $250,000 of which, $156,000 in construction costs have been incurred through September 30, 2009. The Company expects to fund the remaining costs of Scottsdale Quarter with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependent on future events and therefore is not included in the amounts listed above.

(2)
GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of Scottsdale Quarter. GPLP shall maintain the letter of credit for Scottsdale Quarter until substantial completion of the construction occurs.

(3)	GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the Property that was developed.  The Surprise Venture constructed 25,000 square feet of retail space on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide. The Company recognized fee income of $899 and $1,005 for these services for the three months ended September 30, 2009 and 2008, respectively, and fee income of $3,055 and $3,049 for the nine months ended September 30, 2009 and 2008, respectively.

The net income or loss for each joint venture entity is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheet	September 30, 2009	December 31, 2008
Assets:
Investment properties at cost, net	$273,813	$243,236
Construction in progress	170,665	119,837
Intangible assets (1)	6,982	8,030
Other assets	23,386	21,262
Total assets	$474,846	$392,365

Liabilities and members’ equity:
Mortgage notes payable	$196,141	$148,334
Notes payable (2)	5,000	-
Intangibles (3)	5,837	7,333
Other liabilities	54,265	31,493
	261,243	187,160
Members’ equity	213,603	205,205
Total liabilities and members’ equity	$474,846	$392,365

GPLP’s share of members’ equity	$127,928	$118,118

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $222 and $274 for above-market acquired leases as of September 30, 2009 and December 31, 2008, respectively, and $6,059 and $7,607 for below-market acquired leases as of September 30, 2009 and December 31, 2008, respectively.

Reconciliation of Members’ Equity to Company Investment in and Advances to Unconsolidated Entities

	September 30, 2009	December 31, 2008
Members’ equity	$127,928	$118,118
Advances and additional costs	7,722	6,352
Investment in and advances to unconsolidated entities	$135,650	$124,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Statements of Operations

	For the Three Months Ended September 30,
	2009	2008
Total revenues	$8,101	$8,400
Operating expenses	5,156	4,666
Depreciation and amortization	2,545	2,973
Operating income	400	761
Other expenses, net	8	4
Interest expense, net	1,880	1,323
Net loss	(1,488)	(566)
Preferred dividend	8	8
Net loss from the Company’s joint ventures	$(1,496)	$(574)

GPLP’s share of loss from the Company’s joint ventures	$(759)	$(299)

Statements of Operations

	For the Nine Months Ended September 30,
	2009	2008
Total revenues	$23,051	$24,887
Operating expenses	13,903	13,059
Depreciation and amortization	8,044	7,231
Operating income	1,104	4,597
Other expenses, net	25	13
Interest expense, net	4,687	4,837
Net loss	(3,608)	(253)
Preferred dividend	23	23
Net loss from the Company’s joint ventures	$(3,631)	$(276)

GPLP’s share of loss from the Company’s joint ventures	$(1,842)	$(144)

5.	Investment in Joint Ventures – Consolidated

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The purpose of the VBF Venture is to evaluate a potential retail development in Vero Beach, Florida.  The Company has contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.  The Company utilized a qualitative approach to determine that the Company receives substantially all of the economics and provides the majority of the financial support related to the VBF Venture.  In accordance with Topic 810 – “Consolidations” in the ASC, the Company is the primary beneficiary of the VBF Venture and therefore it is consolidated in the Company's consolidated financial statements. The VBF Venture is carried on the Company’s consolidated balance sheets as “Developments in progress” in the amount of $7,079 as of September 30, 2009 and December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	September 30, 2009	December 31, 2008
Billed receivables	$17,393	$18,271
Straight-line receivables	18,056	18,758
Unbilled receivables	13,885	9,686
Less: allowance for doubtful accounts	(13,797)	(9,802)
Net accounts receivable	$35,537	$36,913

Accounts Receivable – Assets Held-For-Sale (1)	September 30, 2009	December 31, 2008
Billed receivables	$52	$2,394
Straight-line receivables	10	311
Unbilled receivables	(13)	179
Less: allowance for doubtful accounts	(13)	(2,884)
Net accounts receivable	$36	$0

(1) Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable as of September 30, 2009 and December 31, 2008 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rates		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2009	2008	2009	2008
Fixed Rate:
Johnson City Venture, LLC	$37,422	$37,827	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	38,976	39,423	8.20%	8.20%	(k)	(a)	$38,543	(e)
Catalina Partners, LP	42,250	42,250	4.72%	4.72%	(l)	(b)	$42,250	April 23, 2011
Glimcher Northtown Venture, LLC	40,000	40,000	6.02%	6.02%	(m)	(b)	$40,000	(f)
Morgantown Mall Associates, LP	39,493	39,951	6.52%	6.52%	(n)	(a)	$38,028	(g)
Glimcher Ashland Venture, LLC	23,241	23,701	7.25%	7.25%		(a)	$21,817	November 1, 2011
Polaris Lifestyle Center LLC	23,400	-	5.58%	-	(o)	(b)	$23,400	(q)
Dayton Mall Venture, LLC	53,226	54,015	8.27%	8.27%	(k)	(a)	$49,864	(h)
Glimcher WestShore, LLC	90,578	91,921	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	135,131	137,144	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	126,967	128,779	5.42%	5.42%	(k)	(a)	$116,922	(i)
JG Elizabeth, LLC	151,039	153,260	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	104,250	105,686	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	56,907	57,675	7.54%	7.54%	(k)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,591	50,000	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,625	43,000	5.87%	5.87%		(a)	$38,057	December 11, 2016
Tax Exempt Bonds (t)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,191,096	1,180,632

Variable Rate:
Grand Central, LP	29,811	-	5.50%	-	(p)	(a)	$29,331	(r)

Other:
Fair Value Adjustments	(1,264)	(1,140)
Extinguished Debt	-	46,135		7.18%
Mortgage Notes Payable:	$1,219,643	$1,225,627
Properties Held-For-Sale:
GM Olathe, LLC (u)	$-	$30,000		4.30%
Charlotte Eastland Mall, LLC (s)	-	42,229		8.50%
Mortgage Notes Payable Associated with Properties Held-For-Sale	$-	$72,229

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010; thereafter, monthly payments of principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(f)	The loan matures on October 21, 2011; however, the Company has one one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011; however, the Company has two one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(i)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)	Interest rate escalates after optional prepayment date.
(l)	Interest rate of LIBOR plus 165 basis points fixed through a swap agreement at a rate of 4.72% at September 30, 2009 and December 31, 2008.
(m)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at September 30, 2009 and December 31, 2008.
(n)	Interest rate of LIBOR plus 350 basis points fixed through a swap agreement at a rate of 6.52% at September 30, 2009 and December 31, 2008.
(o)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through a swap agreement at a rate of 5.58% at September 30, 2009.
(p)	Interest rate is the greater of LIBOR plus 350 basis points or 5.50%.
(q)	The loan matures on February 1, 2012; however, the Company has one 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(r)	The loan matures on February 1, 2012; however, the Company has two one-year extension options that would extend the maturity date of the loan to February 1, 2014.
(s)	The Property was conveyed to the lender, without penalty, and the Company was released of all obligations under the loan agreement.
(t)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(u)	This Property was sold and the loan was paid off in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,427,949 and $1,464,607 at September 30, 2009 and December 31, 2008, respectively. Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  The Company is in compliance with all covenants at September 30, 2009.  Additionally the Company has guaranteed $152,046 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens Mall, as of September 30, 2009.

8.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matures in December 2009 and has a one-year extension option available to the Company, subject to the satisfaction of certain conditions.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; a recourse indebtedness to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  The Company is in compliance with all covenants at September 30, 2009.

At September 30, 2009, the outstanding balance on the Credit Facility was $366,523.  Additionally, $21,405 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2009, the unused balance of the Credit Facility available to the Company was $82,072 and the average interest rate on the outstanding balance was 2.41%.

At December 31, 2008, the outstanding balance on the Credit Facility was $362,097.  Additionally, $23,747 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2008, the unused balance of the Credit Facility available to the Company was $84,156 and the interest rate on the outstanding balance was 1.63%.  At December 31, 2008, there was a reduction of $6,700 in the Company’s available capacity under the Credit Facility due to a participating lender’s failure to adhere to its funding obligations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2009 and 2008, the Company had no hedge ineffectiveness in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Amounts reported in “Accumulated other comprehensive loss” related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4,323 will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had seven outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $285,143.  All seven derivative instruments were interest rate swaps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2009 and December 31, 2008.

	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts payable and accrued expenses	$4,835	Accounts payable & accrued expenses	$6,743

The derivative instruments were reported at their fair value of $4,835 and $6,743 in accounts payable and accrued expenses at September 30, 2009 and December 31, 2008, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in “Accumulated other comprehensive loss” will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ending September 30,			Three months ending September 30,			Three months ending September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$(1,223)	$(288)	Interest expense	$(1,626)	$(324)	Interest expense	$0	$0

During the three months ended September 30, 2009, the Company recognized additional other comprehensive income of $403, to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009, net of $1,626 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $26 of “Accumulated other comprehensive income” to noncontrolling interest participation during the three months ended September 30, 2009.  During the three months ended September 30, 2008, the Company recognized additional other comprehensive income of $36 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008, net of $324 in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the nine months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine months ending September 30,			Nine months ending September 30,			Nine months ending September 30,
	2009	2008		2009	2008		2009	2008

Interest Rate Products	$(2,640)	$81	Interest expense	$(4,548)	$(977)	Interest expense	$0	$0

During the nine months ended September 30, 2009, the Company recognized additional other comprehensive income of $1,908, to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009, net of $4,548 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $136 of “Accumulated other comprehensive income” to noncontrolling interest participation during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company recognized additional other comprehensive income of $1,058 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2008, net of $977 in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,321. As of September 30, 2009, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of $5,321.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

10.	Fair Value Measurements

On January 1, 2008, the Company adopted Topic 820 - “Fair Value Measurements and Disclosure” in the ASC. This guidance defines fair value, sets out a framework for measuring fair value which refers to certain valuation concepts and practices, and requires certain disclosures about fair value measurements.  This guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; and accordingly, the standard does not require any new fair value measurements of reported balances.

This guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by the Fair Value Measurements and Disclosure, contains three levels of inputs that may be used to measure fair value as follows:

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

To comply with the provisions of Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Liabilities:
Derivative instruments, net	$-	$4,835	$-	$4,835

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities:
Derivative instruments, net	$-	$6,743	$-	$6,743

11.	Stock Based Compensation

Restricted Common Stock

Restricted Common Shares are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Shares issued primarily vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.  The restricted Common Shares value is determined by the Company’s closing market share price on the grant date.  As restricted Common Shares represent an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the nine months ended September 30, 2009 and 2008, 180,666 and 90,333 restricted Common Shares were granted, respectively.  The related compensation expense for all restricted Common Shares issued for the three months ended September 30, 2009 and 2008 was $190 and $178, respectively, and $562 and $610 for the nine months ended September 30, 2009 and 2008, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 2.8 years, is $1,913 as of  September 30, 2009.

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”).  At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers.  The total number of performance shares allocated to all participants was 104,300.

The compensation costs recorded relating to the Incentive Plan were calculated using the following assumptions: risk free rate of 4.5%, volatility of 23.1%, and a dividend yield of 7.05%.  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period (as defined below).  The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period (as defined below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Under the Incentive Plan, whether a participant’s allocated performance shares converted to Common Shares of GRT at the end of the performance period depended upon: (i) the outcome of GRT’s total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”).

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the three months ended March 31, 2008. There were no performance shares granted or adjustments to compensation expense associated with the Incentive Plan for the three months ended September 30, 2008 or for the three or nine months ended September 30, 2009.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the nine months ended September 30, 2009 and 2008, the Company issued 294,266 and 121,750 options, respectively.  The fair value of each option granted in 2009 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.75%, expected annual lives of five years, annual dividend rates of $0.40, and weighted average volatility of 70.4%.  The weighted average fair value of options issued during the nine months ended September 30, 2009 was $0.09 per share.  Compensation expense recorded related to the Company’s share option plans was $33 and $45 for the three months ended September 30, 2009 and 2008, respectively, and $121 and $176 for the nine months ended September 30, 2009 and 2008, respectively.

12.	Commitments and Contingencies

At September 30, 2009, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2009 is $11,228 based upon a per unit value of $3.76 at September 30, 2009 (based upon a five-day average of the Common Share price from September 23, 2009 to September 29, 2009).

13.	Secondary Offering

On September 22, 2009, the Company completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Shares. The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2009			2008
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$2,089			$1,811
Less: preferred stock dividends	(4,360)			(4,360)
Noncontrolling interest adjustments (1)	168			-
Loss from continuing operations	$(2,103)	41,038	$(0.05)	$(2,549)	37,795	$(0.07)
Loss from discontinued operations	$(355)			$(895)
Noncontrolling interest adjustments (1)	23			-
Loss from discontinued operations	$(332)	41,038	$(0.01)	$(895)	37,795	$(0.02)
Net loss to common shareholders	$(2,435)	41,038	$(0.06)	$(3,444)	37,795	$(0.09)

Diluted EPS:
Income from continuing operations	$2,089	41,038		$1,811	37,795
Less: preferred stock dividends	(4,360)			(4,360)
Operating partnership units		2,986
Loss from continuing operations	$(2,271)	44,024	$(0.05)	$(2,549)	37,795	$(0.07)
Loss from discontinued operations	$(355)	44,024	$(0.01)	$(895)	37,795	$(0.02)
Net loss to common shareholders before noncontrolling interest	$(2,626)	44,024	$(0.06)	$(3,444)	37,795	$(0.09)

	For the Nine Months Ended September 30,
	2009			2008
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$6,430			$11,329
Less: preferred stock dividends	(13,078)			(13,078)
Noncontrolling interest adjustments (1)	491			-
Loss from continuing operations	$(6,157)	38,986	$(0.16)	$(1,749)	37,765	$(0.05)
Loss from discontinued operations	$(1,249)			$(642)
Noncontrolling interest adjustments (1)	88			-
Loss from discontinued operations	$(1,161)	38,986	$(0.03)	$(642)	37,765	$(0.02)
Net loss to common shareholders	$(7,318)	38,986	$(0.19)	$(2,391)	37,765	$(0.06)

Diluted EPS:
Income from continuing operations	$6,430	38,986		$11,329	37,765
Less: preferred stock dividends	(13,078)			(13,078)
Operating partnership units		2,986
Loss from continuing operations	$(6,648)	41,972	$(0.16)	$(1,749)	37,765	$(0.05)
Loss from discontinued operations	$(1,249)	41,972	$(0.03)	$(642)	37,765	$(0.02)
Net loss to common shareholders before noncontrolling interest	$(7,897)	41,972	$(0.19)	$(2,391)	37,765	$(0.06)

(1)
The noncontrolling interest adjustments reflect the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

All Common Share equivalents have been excluded as of September 30, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.	Discontinued Operations

Financial results of Properties the Company sold in previous periods and Properties that the Company classifies as held-for-sale as of September 30, 2009 are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended September 30
	2009	2008
Revenues	$814	$2,966
Operating expenses	(841)	(2,496)
Operating (loss) income	(27)	470
Interest expense, net	(40)	(1,365)
Net loss from operations	(67)	(895)
Loss on disposition of property	(288)	-
Net loss from discontinued operations	$(355)	$(895)

	For the Nine Months Ended September 30
	2009	2008
Revenues	$3,479	$9,506
Operating expenses	(3,025)	(7,621)
Operating income	454	1,885
Interest expense, net	(1,232)	(3,779)
Net loss from operations	(778)	(1,894)
Impairment loss, net	(183)	-
(Loss) gain on disposition of properties	(288)	1,252
Net loss from discontinued operations	$(1,249)	$(642)

The reduction in revenue, operating expenses and interest expense relate to the sale of Great Mall in January of 2009 and repayment of the mortgage debt on the property.  The impairment charge in 2009 related primarily to capital investments at Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold Great Mall.  In the third quarter of 2009, the Company conveyed Eastland Charlotte to the lender and the Company was released of all obligations under the loan agreement. The $288 loss represents excess value of the disposed group of assets for Eastland Charlotte as compared to the liabilities assumed by the lender, which includes the $42,229 mortgage balance.

16.	Acquisitions

Intangibles, which were recorded as of the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Ohio, Polaris Fashion Place, Polaris Towne Center, and Merritt Square Mall, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.3 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 12.5 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 8.1 years.  The net book value of the above-market leases is $3,880 and $4,611 as of September 30, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the below-market leases is $9,788 and $11,766 as of September 30, 2009 and December 31, 2008, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $2,264 and $2,511 as of September 30, 2009 and December 31, 2008, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheets.  The net book value of in place leases was $1,798 and $2,497 at September 30, 2009 and December 31, 2008, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheets.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $151 and $316 for the three months ended September 30, 2009 and 2008, respectively, and $301 and $101 for the nine months ended September 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; our failure to complete the amendment of our corporate credit facility; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; the insolvency and failure to perform of certain lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of September 30, 2009, we owned interests in and managed 26 Properties located in 13 states, consisting of 22 Malls (three of which are partially owned through a joint venture) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 19.9 million square feet of gross leasable area (“GLA”) of which approximately 92.8% was occupied at September 30, 2009.

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

Key elements of our growth strategies and operating policies are to:

•	Increase Property values by aggressively marketing available GLA and renewing existing leases;

•	Negotiate and sign leases that provide for regular or fixed contractual increases to minimum rents;

•
Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space;

•	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Hold properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand the Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low cost.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008
Net loss to common shareholders	$(2,435)	$(3,444)
Add back (less):
Real estate depreciation and amortization	18,515	20,677
Equity in loss of unconsolidated entities	759	299
Pro-rata share of joint venture funds from operations	526	1,230
Noncontrolling interest in operating partnership	(191)	-
Loss on disposition of property	288	-
Funds From Operations	$17,462	$18,762

	For the Nine Months Ended September 30,
	2009	2008
Net loss to common shareholders	$(7,318)	$(2,391)
Add back (less):
Real estate depreciation and amortization	59,301	59,129
Equity in loss of unconsolidated entities	1,842	144
Pro-rata share of joint venture funds from operations	2,270	3,565
Noncontrolling interest in operating partnership	(579)	-
Gain on the disposition of properties	(1,194)	(1,252)
Funds From Operations	$54,322	$59,195

FFO decreased by $4.9 million, or 8.2%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Contributing to the decrease was a $6.5 million reduction in minimum rents.  This decrease is attributed to tenant bankruptcies and vacating tenants seen throughout the portfolio. Also, we received $1.3 million less in FFO from our joint ventures. A primary driver of this decrease was a significant reduction in minimum rents which also can be attributed to vacating tenants.

Offsetting these decreases to FFO, we incurred $2.3 million less in interest expense.  The majority of this decrease can be attributed to a significant reduction in our average borrowing rate. We also received $933,000 more in FFO from our discontinued operations.

Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Total revenues decreased 8.4%, or $6.9 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Minimum rents decreased $1.8 million, percentage rents decreased $90,000, tenant reimbursements increased $100,000, and other revenues decreased $5.1 million.

Minimum Rents

Minimum rents decreased 3.7%, or $1.8 million, for the three months ended September 30, 2009 compared with minimum rents for the three months ended September 30, 2008.  This decrease can be attributed to tenant bankruptcies and vacating tenants throughout the portfolio.

Tenant Reimbursements

Tenant reimbursements increased $100,000, or 0.4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The increase in revenue can be attributed to a change in the mix of recoverable operating expenses.

Other Revenues

Other revenues decreased 52.7%, or $5.1 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The components of other revenues are shown below (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$2,048	$2,232	$(184)
Outparcel sales	-	5,000	(5,000)
Sponsorship income	502	420	82
Management fees	899	1,005	(106)
Other	1,142	1,043	99
Total	$4,591	$9,700	$(5,109)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended September 30, 2008, we sold one outparcel for $5.0 million at Jersey Gardens to an Embassy Suites franchisee. We had no outparcel sales for the three months ended September 30, 2009.  Management fee income decreased by $106,000 during the three months ended September 30, 2009 compared to the same period ending September 30, 2008. This income includes property management fees and development fees we earned relating to our mixed use development in Scottsdale, Arizona (“Scottsdale Quarter”).

Expenses

Total expenses decreased 11.9%, or $7.0 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Property operating expenses decreased $396,000, real estate taxes increased $322,000, the provision for doubtful accounts increased $55,000, other operating expenses decreased $4.7 million, depreciation and amortization decreased $2.2 million, and general and administrative costs decreased $112,000.

Property Operating Expenses

Property operating expenses decreased $396,000, or 2.4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  This decrease in property operating expenses is primarily driven by a $270,000 decrease in overall marketing related expenses.

Real Estate Taxes

Real estate taxes increased $322,000, or 3.8%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The increase can be attributed to higher real estate tax rates affecting Northtown Mall, Polaris Fashion Place, and The Mall at Johnson City. Increases at these Properties were caused by  an increase in either the real estate tax assessment or real estate taxes previously capitalized as part of significant construction activity now being expensed.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.4 million for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008.  The provision represents 1.8% and 1.6% of total revenues for the three months ended September, 2009 and 2008, respectively.

Other Operating Expenses

Other operating expenses decreased 69.9%, or $4.7 million, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  During the three months ended September 30, 2008, we incurred a $4.9 million expense related to the sale of an outparcel at Jersey Gardens.  There were no such expenses for the three months ended September 30, 2009.

Depreciation and Amortization

Depreciation expense decreased for the three months ended September 30, 2009 by $2.2 million, or 10.4%, as compared to the same period ended September 30, 2008.  This decrease in depreciation expense can be attributed to significant reductions in such expense at Grand Central Mall, Morgantown Mall, Merritt Square Mall and Westshore Plaza. During the three months ended September 30, 2008, we experienced significant write offs for tenant improvements associated with vacating anchor tenants. These vacancies were primarily driven by the Steve & Barry’s bankruptcy. Offsetting these decreases to depreciation expense, we experienced additional depreciation expense associated with the opening of the lifestyle addition at Polaris Fashion Place located in Columbus, Ohio (“Polaris Lifestyle Center”).

General and Administrative

General and administrative expenses were $4.4 million and represented 5.8% of total revenues for the three months ended September 30, 2009 as compared to $4.5 million which represented 5.5% of total revenues for the three months ended September 30, 2008.  Compensation and discretionary spending were reduced in excess of increases we experienced in local taxes and insurance.

Interest Income

Interest income increased 180.9%, or $474,000, for the three months ended September 30, 2009 compared to interest income for the three months ended September 30, 2008.  This increase is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture.

Interest expense/capitalized interest

Interest expense decreased 0.5%, or $113,000, for the three months ended September 30, 2009.  The summary below identifies the change by its various components (dollars in thousands):

	For the Three Months Ended September 30,
	2009	2008	Inc. (Dec.)
Average loan balance	$1,629,750	$1,527,743	$102,007
Average rate	5.16%	5.67%	(0.51)%

Total interest	$21,024	$21,656	$(632)
Amortization of loan fees	599	481	118
Capitalized interest and other	(1,013)	(1,414)	401
Interest expense	$20,610	$20,723	$(113)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding of capital improvements and redevelopments.  In addition, capitalized interest is lower than the amount for the same period last year due to a number of significant development projects opening during the past twelve months.

Equity in Loss of Unconsolidated Real Estate Entities, Net

The net loss from joint ventures contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), Surprise Town Square (“Surprise”), and Scottsdale Quarter. Puente and Tulsa are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan. Net loss from unconsolidated entities was $1.5 million and $574,000 for the three months ended September 30, 2009 and 2008, respectively.  Our proportionate share of the loss was $759,000 and $299,000 for the three months ended September 30, 2009 and 2008, respectively.  Contributing to this decrease in net income from unconsolidated entities was a decline in minimum rents. Also, we experienced an increase in both ground rent expense and interest expense. The increase in these expenses is driven primarily from Scottsdale Quarter. These expenses were capitalized during the three months ended September 30, 2008. During 2009, Scottsdale Quarter has opened and we have appropriately begun expensing these costs.

Discontinued Operations

Total revenues from discontinued operations were $814,000 in the three months ended September 30, 2009 compared to $3.0 million during the three months ended September 30, 2008.  The net loss from discontinued operations during the three months ended September 30, 2009 and 2008 was $355,000 and $895,000, respectively.  The variance in income can be attributed to the sale of The Great Mall of the Great Plains during the first quarter of 2009.

Results of Operations – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Total revenues decreased 3.6%, or $8.6 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Minimum rents decreased $6.5 million, percentage rents decreased $104,000, tenant reimbursements increased $693,000, and other revenues decreased $2.8 million.

Minimum Rents

Minimum rents decreased 4.5%, or $6.5 million, for the nine months ended September 30, 2009 compared to minimum rents for the nine months ended September 30, 2008.  This decrease was the result of a $6.0 million decline in base rents which can be attributed to tenant bankruptcies and vacating tenants throughout the portfolio.

Tenant Reimbursements

Tenant reimbursements reflect an increase of $693,000, or 1.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase can be attributed to an increase in overall recoverable operating expenses (property operating expenses and real estate taxes) of $171,000, as well as a positive adjustment to the receivables related to the 2008 tenant reimbursement reconciliations completed in the second quarter of 2009.

Other Revenues

Other revenues decreased 13.5%, or $2.8 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The components of other revenues are shown below (dollars in thousands):

	For the Nine Months Ended September 30,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$6,156	$6,133	$23
Outparcel sales	1,675	6,060	(4,385)
Sponsorship income	1,300	1,213	87
Management fees	3,055	3,411	(356)
Gain on sale of depreciable real estate	1,482	-	1,482
Other	3,951	3,561	390
Total	$17,619	$20,378	$(2,759)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the nine months ended September 30, 2009, we sold two outparcels for $1,675,000. During the nine months ended September 30, 2008, we sold three outparcels for $6,060,000 with the most significant sale being a $5.0 million outparcel at Jersey Gardens to an Embassy Suites franchisee.  Management fee income decreased by $356,000 during the nine months ended September 30, 2009 compared to the same period ending September 30, 2008. This income includes property management fees and development fees we earned related to our mixed use development, Scottsdale Quarter. The gain on the sale of depreciable real estate relates to the sale of a medical building at Grand Central Mall for approximately $4.6 million net of costs of $3.1 million during the first three months of 2009.

Expenses

Total expenses decreased 1.4%, or $2.3 million, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Property operating expenses decreased $1.0 million, real estate taxes increased $1.2 million, the provision for doubtful accounts increased $134,000, other operating expenses decreased $3.5 million, depreciation and amortization increased $201,000, and general and administrative costs increased $682,000.

Property Operating Expenses

Property operating expenses decreased by $1.0 million, or 2.0%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  This decrease in property operating expenses is seen throughout our portfolio at numerous locations and is a result of our cost saving initiatives implemented to date during the 2009 fiscal year.

Real Estate Taxes

Real estate taxes increased $1.2 million, or 4.5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Numerous Properties contributed to these increases. The Mall at Johnson City, Polaris Fashion Place, Polaris Lifestyle Center and Northtown Mall experienced increases due to expensing real estate taxes that had previously been capitalized when these Properties had ongoing construction activity. Also, River Valley Mall, Polaris Towne Center, and the Mall at Fairfield Commons experienced increases in real estate tax expense due to increases in their assessed values.

Provision for Doubtful Accounts

The provision for doubtful accounts was $4.5 million for the nine months ended September 30, 2009 compared to $4.3 million for the nine months ended September 30, 2008.  The provision represents 1.9% and 1.8% of total revenues for the first nine months of 2009 and 2008, respectively.

Other Operating Expenses

Other operating expenses decreased 31.9%, or $3.5 million, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Expenses relating to outparcel sales decreased $4.0 million. During the nine months ended September 2008, we incurred $5.2 million in outparcel sale expense. Of this amount, $4.9 million related to an outparcel sale at Jersey Gardens. During the nine months ended September 30, 2009, we incurred $1.1 million of outparcel sale expense.

Depreciation and Amortization

Depreciation expense increased for the nine months ended September 30, 2009 by $201,000, or 0.3%, as compared to the same period ended September 30, 2008.

General and Administrative

General and administrative expenses were $13.7 million and represented 6.0% of total revenues for the nine months ended September 30, 2009 as compared to $13.0 million of general and administrative expenses which represented 5.5% of total revenues for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, we reversed stock compensation expense relating to performance share awards granted under the Long Term Incentive Plan for Senior Executives in the amount of $555,000 which did not occur during the nine months ended September 30, 2009.  Also, we incurred additional occupancy costs and increases in local income taxes for the nine months ended September 30, 2009 as compared to the same period ended September 30, 2008. Offsetting these increases was an overall reduction to salaries and wages that we implemented during the nine month period ended September 30, 2009 as part of our cost saving initiatives.

Interest Income

Interest income increased 110.4%, or $873,000, for the nine months ended September 30, 2009 compared with interest income for the nine months ended September 30, 2008.  This increase is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture.

Interest expense/capitalized interest

Interest expense decreased 3.6%, or $2.3 million for the nine months ended September 30, 2009.  The summary below identifies the change by its various components (dollars in thousands).

	For the Nine Months Ended September 30,
	2009	2008	Inc. (Dec.)
Average loan balance	$1,603,169	$1,512,092	$1,077
Average rate	5.11%	5.71%	(0.60)%

Total interest	$61,441	$64,755	$(3,314)
Amortization of loan fees	2,000	1,409	591
Capitalized interest and other, net	(3,718)	(4,187)	469
Interest expense	$59,723	$61,977	$(2,254)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding of capital improvements and redevelopments.  In addition, capitalized interest is lower than that in the same period last year due to a number of significant development projects opening during the past twelve months.

Equity in Loss of Unconsolidated Real Estate Entities, Net

The net loss from joint ventures contains results from our investments in Puente, Tulsa, Surprise, and Scottsdale Quarter. Net loss from unconsolidated entities was $3.6 million and $276,000 for the nine months ended September 30, 2009 and 2008, respectively.  Our proportionate share of the loss was $1.8 million and $144,000 for the nine months ended September 30, 2009 and 2008, respectively.  We experienced decreases in minimum rents, percentage rents, and tenant reimbursements during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Also, we incurred more depreciation expense associated with vacating tenants.  We also began incurring depreciation expense associated with Scottsdale Quarter.

Offsetting the decreases to earnings was a decrease in interest expense.  This decrease in interest expense can be attributed to the reduction in outstanding borrowings by operating Properties.

Discontinued Operations

Total revenues from discontinued operations were $3.5 million for the nine months ended September 30, 2009 compared to $9.5 million during the nine months ended September 30, 2008.  The net loss from discontinued operations during the nine months ended September 30, 2009 and 2008 was $1.2 million and $642,000, respectively.  This variance in income can be primarily attributable to disposal activity. During the nine months ended September 30, 2009, we experienced a $288,000 loss on the disposal of a property as well as a $183,000 impairment loss. These items relate to Eastland Mall in Charlotte, North Carolina as well as The Great Mall of the Great Plains. During the nine months ended September 30, 2008 we recorded a $1.3 million gain on the disposition of Properties. This gain was primarily driven by the sale of Knox Village Square.

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

In light of the challenging capital and debt markets, we have been focused on addressing our near term debt maturities.  During January 2009, we entered into an agreement that allows us to borrow up to $47.0 million on our Grand Central Mall located in City of Vienna, West Virginia.  Under the agreement, for a period that began on the initial funding date and which ends on October 31, 2009, the loan amount may be increased up to $47.0 million through additional commitments from lenders and subject to our satisfaction of certain conditions.  We initially received $25.0 million of the loan proceeds at closing and an additional $5.0 million in May 2009.  We also have a commitment for $10.0 million of additional proceeds and expect to receive these proceeds during the fourth quarter of this year.  The net proceeds from the Grand Central loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  During February 2009, we entered into an agreement to borrow up to $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio.  We received $7.0 million of loan proceeds at closing, $11.5 million in April 2009, and $4.9 million in August 2009.  The net proceeds from the Polaris Lifestyle Center loan were used to pay down outstanding borrowings on the Company’s credit facility.

The Company also has loans on two joint venture Properties that matured during 2009, Tulsa and Surprise.   The $35.0 million mortgage loan for Tulsa (the “Tulsa Loan”) matured on March 14, 2009.  The ORC Venture executed a modification for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification includes a $5.0 million payment towards principal and an interest rate increase equal to the greater of 7.0% or LIBOR plus 400 basis points. The Surprise loan had a maturity date of October 1, 2009, with a one-year extension option available contingent upon meeting certain conditions, however the Surprise joint venture is in the process of closing on a loan amendment that will extend the maturity date to October 2011 and increase the interest rate to the greater of 5.5% or LIBOR plus 400 basis points.  Our pro-rata share of the debt for these two Properties is approximately $17.9 million.

During 2008, we executed an agreement, effective as of September 11, 2008, the (“Loan Modification”), with the lender of the mortgage loan for Eastland Mall in Charlotte, North Carolina that modifies certain terms and conditions of the then existing mortgage loan agreement (the “Loan Agreement”).  Under the Loan Modification, the loan prepayment date was extended from September 11, 2008, to the earlier of September 11, 2009, or the date on which the mall is sold to a third party.  The Loan Modification provided that if the mall was not sold to a third party by September 11, 2009, then we would convey the mall to the lender and the lender would accept such conveyance.  On September 11, 2009, the Company initiated the process of conveying the Property to the lender and the conveyance was finalized on September 18, 2009, in accordance with the terms of the Loan Modification. As part of the conveyance, the Company received a release of all obligations under the Loan Agreement.

At September 30, 2009, the Company’s total-debt-to-total-market capitalization was 77.0% (exclusive of our pro-rata share of joint venture debt), compared to 83.6% at December 31, 2008.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50–60%.  With the recent reduction in our Common Share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from our recent equity offering and future asset sales to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	September 30, 2009	December 31, 2008
Stock Price (end of period)	$3.67	$2.81
Market Capitalization Ratio:
Common Shares outstanding	68,708	37,809
OP Units outstanding	2,986	2,986
Total Common Shares and OP Units outstanding at end of period	71,694	40,795

Market capitalization – Common Shares outstanding	$252,158	$106,243
Market capitalization – OP Units outstanding	10,959	8,391
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,586,166	1,659,953
Total market capitalization	$2,059,283	$1,984,587

Total debt/total market capitalization	77.0%	83.6%

Total debt/total market capitalization including pro-rata share of joint ventures	78.1%	84.2%

Capital Resource Availability

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of  debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million.  On September 22, 2009, we completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares. As of September 30, 2009, $285.3 million remains currently available under the shelf registration statement for future offerings.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  The Company has used $20 million from the secondary public offering to reduce the outstanding principal amount under our credit facility (“Credit Facility”) and the remaining amount has been invested in short term securities. The Company intends to use the remaining offering proceeds for general corporate purposes, which may include, among other things, further reducing the outstanding principal amount under the Credit Facility in connection with the execution of an amendment to the facility.

At September 30, 2009, the outstanding balance on the Credit Facility was $366.5 million and we have $21.4 million in outstanding letters of credit.  At September 30, 2009, the unused balance of the Credit Facility available to the Company was $82.1 million and the average interest rate on the outstanding balance was 2.41% per annum.  During October 2009, one of the participating banks under the Credit Facility cured its default of its funding obligation (the “Curing Bank”) and as a result, there is no longer a reduction in our borrowing capacity under the Credit Facility.  Our Credit Facility matures in December of 2009; however, on October 2, 2009, we notified the Credit Facility’s administrative agent of our intention to exercise our option to extend the Credit Facility’s maturity date for an additional period of one year.

In connection with our plans to amend the Credit Facility, during the third quarter, we executed a term sheet and received non-binding commitments to extend the Credit Facility’s maturity date and modify its terms from all of the participating banks in our Credit Facility who were eligible to provide a commitment. One of the commitments has expired as of September 30, 2009 and the Curing Bank is now eligible to provide a commitment, but has yet to do so.  Notwithstanding these developments, we expect to close on the amendment to our Credit Facility late in the fourth quarter of 2009.  Due to the extension of our Credit Facility discussed above, we have ample time to execute this amendment.  At this time, the proposed modification includes a stepped reduction of borrowing capacity, an interest rate increase, a requirement to secure the indebtedness with a first mortgage on certain Properties, and less restrictive loan covenants.  The amendments to the Credit Facility described herein are subject to the execution of definitive documentation between the Company and the participating banks.

In an effort to reduce our outstanding balance on our Credit Facility, we entered into a listing agreement with a real estate broker to market and sell all, or a portion of, our ownership interests in Lloyd Center in Portland, Oregon; Polaris Towne Center in Columbus, Ohio; and WestShore Plaza in Tampa, Florida.  Excess proceeds from the sale of our interests in these assets would be used to reduce the outstanding borrowings on the Credit Facility.  Our goal is to sell either a partial or entire interest in one or more of these assets to raise net proceeds of approximately $50 million.  Our preferred strategy is to sell a majority interest in the assets and maintain management and a non-controlling ownership interest in these Properties.  However, because our priority is to reduce leverage and enhance liquidity, we would consider a sale of our entire interest in these assets.  During the third quarter, we executed a sales contract on Lloyd Center that was subsequently terminated. However, we are currently in discussions with interested buyers for Lloyd Center and the other listed assets.

At September 30, 2009, our mortgage notes payable were collateralized with first mortgage liens on eighteen of our Properties having a net book value of $1,427.9 million.  We have unencumbered Properties, developments and other corporate assets that have a net book value of $97.5 million.

Cash Activity

For the nine months ended September 30, 2009

Net cash provided by operating activities was $71.7 million for the nine months ended September 30, 2009.

Net cash used in investing activities was $28.9 million for the nine months ended September 30, 2009.  We spent $33.6 million on our investments in real estate.  Of this amount, $17.1 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $7.2 million during the nine months ended September 30, 2009.  Also, we spent $5.8 million at Lloyd Center for the addition of a LA Fitness, and $1.0 million at Northtown Mall relating to the addition of Herberger’s.  We also spent $9.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Grand Central Mall, Polaris Fashion Place, Jersey Gardens Mall, The Mall at Johnson City, and Weberstown Mall. We invested $29.5 million in our unconsolidated real estate entities.  This investment primarily related to the funding of construction activity for Scottsdale Quarter.  Lastly, we received a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”) in the amount of $5.0 million during August of 2009, the proceeds of which Tulsa REIT used to pay down the Tulsa Loan. Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of The Great Mall of the Great Plains and a medical office building at Grand Central Mall, located in the City of Vienna, West Virginia. We also received $18.2 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in Scottsdale Quarter.

Net cash provided by financing activities was $41.0 million for the nine months ended September 30, 2009.  We made $89.3 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on The Great Mall of the Great Plains when the Property was sold, and regularly scheduled principal payments of $13.2 million were made on various loan obligations.  Also, $34.3 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Offsetting these decreases to cash, we received $53.4 million in loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  We also obtained $4.4 million from our Credit Facility.  The net proceeds to the Company from the secondary public offering of Common Shares, after deducting underwriting commissions and discounts and offering expenses, were approximately $109.3 million.

For the nine months ended September 30, 2008

Net cash provided by operating activities was $70.4 million for the nine months ended September 30, 2008.

Net cash used in investing activities was $95.6 million for the nine months ended September 30, 2008.  During the period, we spent $72.1 million on our investments in real estate.  Of this amount, $52.9 million was primarily spent constructing additional GLA, including $28.7 million to fund the construction of the Polaris Lifestyle Center.  We also spent $10.9 million in additional renovations at Northtown Mall.  We spent $3.4 million to expand The Mall at Johnson City and $3.0 million at Lloyd Center.  We also spent $7.9 million to re-tenant existing spaces.  The remaining amounts were spent on operational capital expenditures.   We invested $70.0 million in our unconsolidated real estate entities.  Of this amount $46.5 million was attributed to Scottsdale Quarter.  The investment was used to fund the initial construction activity of this development.  We also funded $23.5 million in Puente representing our proportionate share of mortgage debt that was repaid when the lender and the Company did not agree on the syndication terms of the loan.  Offsetting these uses of cash, we received $35.3 million in distributions from our unconsolidated real estate entities.  Of this amount $32.4 million relates to a return of our preferred investment in the Scottsdale Quarter.  The remaining distributions came from our investment in both Puente and Tulsa.  Also, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.  Lastly we received $6.1 million in proceeds from the sale of outparcels.

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

Financing Activity - Consolidated

Total debt decreased by $73.8 million during the first nine months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2008	$1,297,856	$362,097	$1,659,953
New mortgage debt	53,400	-	53,400
Repayment of debt	(76,065)	-	(76,065)
Debt amortization payments in 2009	(13,193)	-	(13,193)
Debt conveyance	(42,229)	-	(42,229)
Amortization of fair value adjustment	(126)	-	(126)
Net borrowings, credit facility	-	4,426	4,426
September 30, 2009	$1,219,643	$366,523	$1,586,166

During the first nine months of 2009, we entered into two new financing arrangements and paid off two loans.  On January 30, 2009, a GRT affiliate entered into a loan agreement to borrow up to $47.0 million (the “Grand Central Loan”).  The Company received $25.0 million of the loan at closing and an additional $5.0 million on May 7, 2009.  We have a commitment for an additional $10 million of proceeds and expect to receive these proceeds during the fourth quarter of this year.  The Grand Central Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan has an interest rate which is the greater of LIBOR plus 3.50% per annum or 5.50% and a maturity date of February 1, 2012, with two 12-month extensions available.  The Grand Central Loan requires the Company to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  On February 28, 2009, a GRT affiliate entered into a loan agreement to borrow $23.4 million on our Polaris Lifestyle Center (the “Polaris Lifestyle Loan”).  The Polaris Lifestyle Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Lifestyle Center.  The Polaris Lifestyle Loan has an interest rate which is the greater of LIBOR plus 2.75% per annum or 4.75% and a maturity date of February 1, 2012, with one 18-month extension available.  The interest rate for the Polaris Lifestyle Loan was subsequently fixed through an interest rate protection agreement at 5.58% per annum.  The Polaris Lifestyle Loan requires the Company to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  As of September 30, 2009, we have drawn the full $23.4 million under the loan.  On January 5, 2009, we also repaid a $30.0 million variable rate mortgage loan secured by The Great Mall of the Great Plains, which was sold to a third party on the same date.

At September 30, 2009, our mortgage notes payable were collateralized with first mortgage liens on 18 of our Properties having a net book value of $1,427.9 million.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Joint Ventures

Total debt related to our unconsolidated real estate entities increased by $47.8 million during the first nine months of 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2008	$148,334	$75,767
New mortgage debt	52,807	26,404
Repayment of debt	(5,000)	(2,600)
September 30, 2009	$196,141	$99,571

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and matured on October 1, 2009, with one 12 month extension available.  As of September 30, 2009, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan. The joint venture is in the process of closing on an amendment to the Surprise Loan that will extend the maturity date to October 1, 2011 and increase the interest rate to the greater of 5.5% or LIBOR plus 400 basis points

On November 30, 2007, the joint venture that owns Scottsdale Quarter closed on a $220 million construction loan, (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of September 30, 2009, the joint venture has drawn $116.5 million (of which $58.2 million represents GRT’s 50% share) under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes the interest rate on 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

At September 30, 2009, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $238.3 million.  An affiliate of the Company executed a modification agreement for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification includes a $5.0 million payment towards principal and an increase in the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points. At September 30, 2009, the construction notes payable were collateralized with first mortgage liens on two Properties having a net book value of $213.2 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations

Long-term debt obligations are indicated including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At September 30, 2009, we had the following obligations relating to dividend distributions.  In the third quarter of 2009, the Company declared distributions of $0.10 per Common Share ($7.2 million), to be paid during the fourth quarter of 2009.  The Series F Cumulative Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) and the Series G Cumulative Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $17.4 million per year.  The total dividend obligation for the Series F Preferred Shares and Series G Preferred Shares for the three months period ended September 30, 2009 is approximately $1.3 million and $3.0 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2009 was $5.6 million.

At September 30, 2009, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one Common Share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2009 is $11.2 million based upon a per unit value of $3.76 at September 30, 2009 (based upon a five-day average of the Common Share price from September 23, 2009 to September 29, 2009).

At September 30, 2009, we had executed leases committing to $164,000 in tenant allowances.  The leases are expected to generate gross rents that approximate $24.0 million over the original lease terms.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments as well as a contract to purchase various land parcels for a development project.  These obligations totaled $7.9 million at September 30, 2009.

Commercial Commitments

The Credit Facility terms are discussed in Note 8 to the Consolidated Financial Statements.

Pro-rata Share of Joint Venture Obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through a joint venture are as follows: 2009-$3.8 million, 2010-$29.0 million and 2011-$75.3 million.  We have a pro-rata obligation for tenant allowances in the amount of $4.0 million for tenants who have signed leases at the joint venture Properties.  Our pro-rata share of purchase obligations are $11.6 million and primarily relate to construction commitments for our development work at Scottsdale Quarter. Lastly, Scottsdale Quarter is subject to a 99-year ground lease and is discussed in detail below.  Our current annual pro-rata share of this obligation is approximately $2.7 million.

In the second quarter of 2006, the Company announced a joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of The Wolff Company, to construct Scottsdale Quarter (the “Scottsdale Venture”).  The parties conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Kierland is the managing member.  LLC Co. coordinates and manages the construction of Scottsdale Quarter.  As of September 30, 2009, Kierland has made net capital contributions of approximately $46.6 million to LLC Co. and holds a 50% common interest on $10.8 million of our investment and has a 100% preferred interest on $35.8 million of our investment in LLC Co.  LLC Co. owns and operates Scottsdale Quarter (on land subject to a ground lease, the landlord of which is an affiliate of The Wolff Company, under which LLC Co. is the tenant).  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of Scottsdale Quarter occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.0 million as collateral for fees and claims arising from the Owner Controlled Insurance Program that is in place during construction.

o
Lease Payment:  LLC Co. is making rent payments under a ground lease executed in connection with the creation of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased from 1.5% to 2.0% during the lease term until the fortieth year of the lease term and marked to market with a floor thereafter (“Base Rent”).  Additionally, LLC Co. has provided the landlord with a security deposit consisting of a portfolio of U.S. government securities valued at approximately $19 million (the “Deposit”) which will be used: (i) to make Base Rent payments under the ground lease for the first forty-seven months of the ground lease’s initial term and (ii) as security for LLC Co.’s performance under the ground lease. After the first forty-seven months of the ground lease’s initial term, any remaining portion of the Deposit shall be returned to LLC Co.

o
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built by others unaffiliated with the Company on property adjoining the ground leased premises at a price of $181 per square foot.

o
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement.  This guarantee ranges from 10-50% of the outstanding loan amount based upon the achievement of certain financial performance ratios under the construction loan agreement.

Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures. We categorize capital expenditures primarily into two broad categories, first-generation and second-generation expenditures. The first-generation expenditures relate to incremental revenues associated with new developments or creation of new GLA at our existing Properties.  Second-generation expenditures are those expenditures associated with maintaining the current income stream and are generally expenditures made to maintain the Properties and to replace tenants for spaces that had been previously occupied. As of September 30, 2009 components of these costs are described below (dollars in thousands):

	Development in progress as of September 30, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Developments in progress:
Land for future development	$26,936	$-	$26,936
Redevelopment and development	19,919	84,324	104,243
Tenant improvements and tenant allowances	25,170	119	25,289
Other	963	901	1,864
Total	$72,988	$85,344	$158,332

Capital expenditures are generally accumulated into a project and classified as “Developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.

The tables below provide the amount we spent during the stated period on our capital expenditures (dollars in thousands):

	Capital Expenditures for Three Months Ended September 30, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$21	$7,493	$7,514
Redevelopment projects	$2,408	$-	$2,408
Renovation with no incremental GLA	$340	$-	$340

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$1,735	$-	$1,735
Non-anchor replacement	3,123	94	3,217
Operational capital expenditures	2,058	279	2,337
Total Property Capital Expenditures	$6,916	$373	$7,289

	Capital Expenditures for Nine Months Ended September 30, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$280	$30,144	$30,424
Redevelopment projects	$16,756	$10	$16,766
Renovation with no incremental GLA	$374	$2	$376

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$1,775	$749	$2,524
Non-anchor replacement	7,363	180	7,543
Operational capital expenditures	2,961	317	3,278
Total Property Capital Expenditures	$12,099	$1,246	$13,345

Our new development spending primarily relates to our share of the investment in Scottsdale Quarter.

Our redevelopment expenditures relate primarily to the following projects:  Polaris Lifestyle Center; the addition of a new LA Fitness junior anchor at Lloyd Center in Portland, Oregon; and anchor store redevelopments at The Mall at Johnson City, in Johnson City, Tennessee, and Ashland Town Center in Ashland, Kentucky.

Off-Balance Sheet Arrangements

We have an ownership interest in the Scottsdale Venture, which is a joint venture that is constructing and managing Scottsdale Quarter.  A more detailed description of this joint venture, including the Company’s interest and investments in the joint venture, is available under the heading “Pro Rata Share of Joint Venture Obligations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to our Consolidated Financial Statements included herein.  The Scottsdale Venture was determined to be a variable interest entity in accordance with Topic 810 – “Consolidations” of the Accounting Standards Codification (“ASC”). The Company has determined that it is not the primary beneficiary of the Scottsdale Venture by using a quantitative approach consistent with Topic 810 - “Consolidations” of the ASC. This investment is accounted for using the equity method of accounting and is included in “Investment in and advances to unconsolidated real estate entities, net” in the Company’s Consolidated Balance Sheets.

GPLP has provided certain guarantees for the Scottsdale Venture relating to repayment obligations under the construction loan agreement that range from 10% to 50% of the outstanding loan amount based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  As of September 30, 2009, the Scottsdale Venture has borrowed $116.5 million on the construction loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50%, or $58.2 million, at September 30, 2009.  GPLP also has a performance guarantee to construct Scottsdale Quarter.  We expect to fund the costs of Scottsdale Quarter with both equity contributions and draws from the construction loan. GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependent on future events.

GPLP has provided a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit until construction is substantially complete.  GPLP has also provided a letter of credit in the amount of $1.0 million as collateral for fees and claims arising from the Owner Controlled Insurance Program in place during the construction period.  The funds for this letter of credit originated from the Credit Facility.  We do not believe that the letter of credit will result in any liability to GRT or its affiliates.

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

Malls

The Polaris Lifestyle Center redevelopment project at Polaris Fashion Place centers around redevelopment of a former Kaufmann’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.  We recently completed construction of our $52.0 million addition of approximately 160,000 square feet of open-air retail space at Polaris Lifestyle Center.  Nearly 90% of tenants are currently open and include stores and restaurants such as Barnes & Noble, Benihana, Buckeye Corner, Cantina Laredo, The Cheesecake Factory, Dave & Buster’s, Destination Maternity, Forever 21, Godfry’s, New Balance, The Pub, Schakolad Chocolate, and Sweet & Sassy.  We placed mortgage debt financing on the expansion in February 2009, and have now received all of the available proceeds on the $23.4 million loan.

At the Lloyd Center in Portland, Oregon, a new LA Fitness Signature Club opened in September 2009.  The two-story fitness center replaced space created when the adjacent Dollar Tree store downsized as well as utilized some lower-level space that, while ideal for a fitness format, was difficult space for traditional retail. We have invested $14.3 million on this redevelopment project and feel this creative use of space offers a new mix to this Mall and to the surrounding area.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our Scottsdale Quarter development will be an approximately 620,000 square feet complex of gross leasable space consisting of approximately 420,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a hotel and residential complex that will be developed independently by affiliates of the Wolff Company, an affiliate of which is our joint venture partner in this development.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 90% of the Phase 1 retail space addressed.  Apple, Brio, West Elm and Williams Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for over 65% of the office space and the first office tenant moved in during October 2009. The Scottsdale Quarter development will require an investment in hard costs of approximately $250 million with a stabilized return of approximately 8%.  The hard costs include construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments. In addition to the hard costs, we capitalize certain internal leasing costs, non-cash straight-line ground lease expenses, development fees, interest and real estate taxes.  As of September 30, 2009, we have spent approximately $156 million in hard costs.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

We have opened Surprise, our new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre project consists of approximately 25,000 square feet of new retail space and the development’s first restaurant and outparcel has opened.  This development is part of our Surprise Venture and has been primarily funded by a construction loan on the project.

We also continue to work on a pipeline of future development opportunities beyond Scottsdale Quarter and Surprise.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Mall store sales per square foot for our Core Malls (as defined below) for the twelve-month period ended September 30, 2009 were $349 compared to $369 for the twelve month period ended September 30, 2008.  These sales are for tenants in stores less than 10,000 square feet at our Malls.  Core Malls exclude our joint venture malls and malls that were held-for-sale.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08
Core Malls:
Mall Anchors	93.1%	93.1%	93.1%	94.0%	98.6%
Mall Stores	91.9%	90.3%	91.2%	94.4%	93.1%
Total Consolidated Mall Portfolio	92.6%	92.1%	92.4%	94.1%	96.6%

Mall Portfolio – including Joint Ventures (2):
Mall Anchors	93.7%	93.7%	93.3%	93.8%	98.2%
Mall Stores	91.5%	90.3%	91.2%	93.8%	92.6%
Total Mall Portfolio	92.9%	92.4%	92.5%	93.8%	96.2%

Wholly-owned Community Centers:
Community Center Anchors	95.6%	95.6%	89.1%	89.1%	88.3%
Community Center Stores	85.2%	87.0%	87.7%	88.5%	88.9%
Total Community Center Portfolio	92.6%	93.1%	88.7%	89.0%	88.5%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Excludes the Company’s held-for-sale Malls.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2009, approximately 83.9% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.7 years and a weighted-average interest rate of approximately 5.7% per annum.  At December 31, 2008, approximately 86.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years, and a weighted-average interest rate of approximately 5.8% per annum.  The remainder of our debt at September 30, 2009 and December 31, 2008, bears interest at variable rates with weighted-average interest rates of approximately 2.1% and 1.6%, respectively.

At September 30, 2009 and December 31, 2008, the fair value of our debt (excluding our Credit Facility) was $1,209.9 million and $1,302.0 million, respectively, compared to its carrying amounts of $1,219.6 million and $1,297.9 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at September 30, 2009 and 2008, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.6 million and $0.7 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $37.5 million and $43.6 million, at September 30, 2009 and December 31, 2008, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.1 million and $0.7 million, for the quarter ended September 30, 2009 and 2008, respectively, and increase the fair value of our debt by approximately $39.8 million and $45.9 million, at September 30, 2009 and December 31, 2008, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with Topic 450 - “Contingencies” in the ASC, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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
10.129
Second Modification of Loan Documents, dated as of July 13, 2009, by and among Tulsa Promenade, LLC, Charter One Bank, N.A. (a/k/a RBS Citizens, National Association d/b/a Charter One) and JP Morgan Chase Bank, N.A.

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

Dated:   October 30, 2009