Form 10-K
period 2009-12-31
GLIMCHER REALTY TRUST
filed 2010-03-11
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of March 10, 2010, there were 68,911,070 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2009, was $104,718,771.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on June 4, 2010 are incorporated by reference into Part III of this Report.

PART 1.

This Form 10-K, together with other statements and information publicly disseminated by Glimcher Realty Trust (“GRT,” the “Company” or the “Registrant”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: to changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing;  tenant or joint venture partner(s) bankruptcies;  failure to increase mall store occupancy and same-mall operating income;  rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices;  the failure to upgrade our tenant mix; restrictions in current financing arrangements;  the Company’s failure to comply or remain in compliance with the covenants in its debt instruments, including, but not limited to, the covenants under its corporate credit facility; the failure to fully recover tenant obligations for common area maintenance (“CAM”); insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of the Company to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other properties as well as impairment charges with respect to properties for which there has been a prior impairment charge; loss of key personnel; material changes in the Company’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within the Company’s construction loans and corporate credit facility as well as other risks listed from time to time and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Item 1.   Business

(a)           General Development of Business

GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us,” or “our.”

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls, open air lifestyle centers, and community shopping centers.  Enclosed regional and super regional malls and open air lifestyle centers in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly owned subsidiary of GRT, is sole general partner.  At December 31, 2009, GRT held a 95.5% interest in the Operating Partnership.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)           Narrative Description of Business

General:   The Company is a recognized leader in the ownership, management, acquisition and development of malls, which includes enclosed regional malls and open-air lifestyle centers, as well as community centers.  At December 31, 2009, the Properties consisted of 21 operating Malls (19 wholly-owned and 2 partially owned through a joint venture) containing an aggregate of 19.1 million square feet of gross leasable area (“GLA”) and 4 Community Centers (three wholly owned and one partially owned through a joint venture) containing an aggregate of 779,000 square feet of GLA.  The Company’s development property in Scottsdale, Arizona is excluded from its operating statistics at December 31, 2009.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”).  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open and/or the tenant is paying rent are considered occupied, excluding all tenants with leases having an initial term of less than one year.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and buildings, but contributes nominal ancillary charges are excluded from GLA.

As of December 31, 2009, the occupancy rate for all of the Properties was 93.3% of GLA.  The occupied GLA was leased at 82.6%, 10.3% and 7.1% to national, regional and local retailers, respectively.  The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2009, the Properties had annualized minimum rents of $200.8 million.  Approximately 77.9%, 8.3% and 13.8% of the annualized minimum rents of the Properties as of December 31, 2009 were derived from national, regional and local retailers, respectively.  No single tenant represents more than 2.6% of the aggregate annualized minimum rents of the Properties as of December 31, 2009.

Malls:   The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, Herberger’s, JCPenney, Kohl’s, Macy’s, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Banana Republic, Barnes & Noble, Bath & Body Works, Finish Line, Foot Locker, Forever 21, Gap, Hallmark, Kay Jewelers, The Limited, Express, New York & Company, Old Navy, Pacific Sunwear, Radio Shack, and Victoria’s Secret.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters, fitness centers and other entertainment activities. Our largest operating Mall has approximately 1.6 million square feet of GLA and approximately 182 stores, while our smallest has approximately 417,000 square feet of GLA and approximately 63 stores.  The Malls also have additional restaurants and retail businesses, such as Benihana, P.F. Chang’s, Cheesecake Factory, The Palm, and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2009, the Malls accounted for 96.1% of the total GLA, 96.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 93.3%.

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

As of December 31, 2009, Community Centers accounted for 3.9% of the total GLA, 4.0% of the aggregate annualized minimum rents of the Properties and had an overall occupancy rate of 91.7%.

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

Financing Strategies:   At December 31, 2009, the Company had a total-debt-to-total-market-capitalization ratio of 79.6% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”).  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50 - 60%. With the volatility in our Common Share price during 2009, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from our recent public offering of Common Shares which closed on September 22, 2009, along with future asset sales, to reduce our outstanding debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.  The Company expects that it may, from time to time, re-evaluate its policy with respect to its ratio of total-debt-to-total-market capitalization in light of then current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2009, 82.1% of total Company debt was fixed rate.  Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

Competition:   All of the Properties are located in areas that have competing shopping centers and/or malls and other retail facilities.  Generally, there are other retail properties within a five-mile radius of a Property.  The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases of such Properties.  There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company.  There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space.  In addition, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

Employees:   At December 31, 2009, the Company had an aggregate of 1,038 employees, of which 486 were part-time.

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

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, as well as the amount or timing of any distribution, may be adversely affected by the economic climate, business conditions, and certain local conditions including:

• oversupply of space or reduced demand for rental space and newly developed properties;

• the attractiveness of our properties compared to other retail space;

• our ability to provide adequate maintenance to our properties; and

• fluctuations in real estate taxes, insurance, and other operating costs.

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

We maintain broad property, business interruption, and third-party liability insurance on our consolidated real estate assets as well as those held in joint ventures in which we have an investment interest.  Regardless of our insurance coverage, insured losses could cause a serious disruption to our business and reduce or delay our operations and receipt of revenue.  In addition, certain catastrophic perils are subject to very large deductibles that may cause an adverse impact on our operating results. Lastly, some types of losses, including lease and other contractual claims, are not currently covered by our insurance policies.  If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital that we have invested in a property. If this happens, we may still remain obligated for any mortgage debt or other financial obligations related to the property or group of impacted properties.

Our insurance policies include coverage for acts of terrorism by foreign or domestic agents.  The United States government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005.  The Act is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses.  The United States government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured exposure to the Company for such acts.

We rely on major tenants.

At December 31, 2009, our four largest tenants were Gap, Inc., Limited Brands, Inc., AMC Theater, and Signet Jewelers, Ltd, representing 2.6%, 2.5%, 2.1% and 2.1% of our annualized minimum rents, respectively.  No other tenant represented more than 2.0% of the aggregate annualized minimum rents of our properties as of such date.  Our financial position and ability to make distributions may be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant as well as requests from such tenants for significant rent relief or other lease concessions, or if any such tenant does not renew a number of its leases as they expire.

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

Prolonged instability or volatility in the U.S. economy, on a regional or national level, may adversely impact consumer spending and therefore our operating results.

A sustained downturn in the U.S. economy, on a regional or national level, and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties.  Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy.  Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

We face significant competition that may decrease the occupancy and rental rates of our properties.

We compete with many commercial developers, real estate companies and major retailers.  Some of these entities develop or own malls, open-air lifestyle centers, value-oriented retail properties, and community shopping centers with whom we compete for tenants.  We face competition for prime locations and for tenants.  New regional malls, open-air lifestyle centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could affect their ability to pay rent or desire to occupy one or more of our properties.

The failure to fully recover cost reimbursements for CAM, taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions.  Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items.  After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit.   Final adjustments for the year ended December 31, 2009 have not yet been determined.  At December 31, 2009, our recorded accounts receivables reflected $1.7 million of 2009 costs that we expect to recover from tenants during the first six months of 2010.  There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to you will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2009, approximately 34% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully redevelop, develop or operate our properties.

As a result of economic and other conditions and required approvals from governmental entities, lenders, or our joint venture partners, development projects may not be pursued or may be completed later or with higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development activities involve significant risks, including:

•	the expenditure of funds on and devotion of time to projects which may not come to fruition;

•	increased construction costs that may make the project economically unattractive;

•	an inability to obtain construction financing and permanent financing on favorable terms;

•	occupancy rates and rents not sufficient to make a project profitable; and

•	provisions within our corporate financing or other agreements that may prohibit the use of capital proceeds for development projects.

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

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured.  This evaluation is conducted periodically, but no less frequently than quarterly.  Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset’s estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions.  With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions.  If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the accounting period in which the adjustment is made.  Furthermore, changes in estimated future cash flows due to a change in our plans or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

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

If GRT fails to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate income tax rates.  Additionally, unless entitled to relief under certain statutory provisions, GRT would also be disqualified from electing to be treated as a REIT for the four taxable years following the year during which the qualification is lost, thereby reducing net earnings available for investment or distribution to you because of the additional tax liability imposed for the year or years involved.  Lastly, GRT would no longer be required by the Code to make any dividend distributions as a condition to REIT qualification.  To the extent that dividend distributions to you may have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax.

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

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain).  The amount available for distribution will be affected by a number of factors, including the operation of our properties.  We have sold a number of non-core assets and intend in the future to sell additional selected non-core assets.  The loss of rental income associated with our properties sold will in turn affect net income and FFO.  In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO.  In such a case, it may be necessary to arrange for short or long term borrowings, or to issue common or preferred stock or other securities, to raise funds, which may not be possible.

Debt financing could adversely affect our performance.

As of December 31, 2009, we had $1.6 billion of total indebtedness outstanding.  As of December 31, 2009, we have borrowed $346.9 million from our $470.0 million unsecured credit facility.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness secured by properties the maturity of which is accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties.  If we are unable to repay any of our debt at or before maturity, then we may have to borrow from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares or preferred shares and the distributions payable to you.

Volatility and instability in the credit markets could adversely affect our ability to fund our development projects and cause us to seek financing from alternative sources.

Global and domestic credit markets have recently experienced significant volatility and instability.  Continued uncertainty in the credit markets may negatively impact our ability to access capital or to finance our future expansions of existing properties as well as future acquisitions, development activities, and redevelopment projects. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing from smaller lending institutions or non-traditional lending entities that may be subject to greater market risk and may require us to adjust our business plan(s) or financing funding objectives accordingly. Weakness in the credit markets may also negatively affect the credit ratings of our securities and promote a perceived decline in the value of our properties based on deteriorating general and retail economic conditions which could adversely affect the amount and type of financing available for our properties and operations as well as the terms of such financing.

Our access to funds under our credit facility is dependent on the ability of the bank participants to meet their funding commitments.

Banks that are a party to our credit facility may have incurred substantial losses or be in danger of incurring substantial losses as a result of previous loans to other borrowers, a decline in the value of certain securities they hold, or their other business dealings and investments.  As a result, these banks may become capital constrained, more restrictive in their lending or funding standards, or become insolvent, in which case these banks might not be able to meet their funding commitments under our credit facility.

If one or more banks do not meet their funding commitments under our credit facility, then we may be unable to draw sufficient funds under our credit facility for capital to operate our business or other needs and will not be able to utilize the full capacity under the credit facility until replacement lenders are located or one or more of the remaining lenders under the credit facility agrees to fund any shortfall, both of which will be difficult to accomplish in this economic environment.  Accordingly, for all practical purposes under such a scenario, the borrowing capacity under our credit facility may be reduced by the amount of unfunded bank commitments.  Our inability to access funds under our credit facility for these reasons could result in our deferring development and redevelopment projects or other capital expenditures, not being able to satisfy debt maturities as they become due or satisfy loan requirements to reduce the amounts outstanding under certain loans, reducing or eliminating future cash dividend payments or other discretionary uses of cash, or modifying significant aspects of our business strategy.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2009, the aggregate amount that, based upon the restrictive covenants in the credit facility, may be borrowed through financing arrangements is $163.2 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value as defined in the credit agreement that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes we are in compliance with all covenants under our financing arrangements at December 31, 2009.  Through the amendment of our credit facility in March 2010, our borrowing capacity has been reduced by $100 million.

Our ability to borrow and make distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and credit facility impose certain financial and operating restrictions on our properties, on our secured subordinated financing, and additional financings on properties.  These restrictions include restrictions on borrowings, prepayments and distributions.  Additionally, our credit facility requires certain financial tests to be met, such as the total amount of recourse indebtedness to which we are permitted to take on and some of our mortgage indebtedness provides for prepayment penalties, each of which could restrict our financial flexibility.  Our credit facility also has payment requirements to reduce the amount that may be outstanding at any one time which also could restrict our financial flexibility and liquidity.  Moreover, our failure to satisfy certain financial covenants in our financing arrangements may result in a decrease in the market price of our common stock or preferred stock.

Recent disruptions in the financial markets could affect our financial condition and results of operations, our ability to obtain financing, or have other adverse effects on us or the market or trading price of our outstanding securities.

The U.S. and global equity and credit markets have recently experienced significant price volatility and liquidity disruptions which have caused the market prices of stocks to fluctuate substantially and the credit spreads on prospective debt financings to widen considerably.  These circumstances have had a significantly negative impact on liquidity in the financial markets, making terms for certain financings less attractive or unavailable.  Continued uncertainty in the equity and credit markets will negatively impact our ability to access additional financing at reasonable terms or at all.  In the event of a debt financing, our cost of borrowing in the future will likely be significantly higher than historical levels.  In the case of a common equity financing, the disruptions in the financial markets could continue to have a material adverse effect on the market value of our Common Shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our Common Shares.  These financial market circumstances will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt.  These circumstances have also made it more difficult for us to sell properties and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing.  There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Current market conditions are also adversely affecting many of our tenants and their businesses, including their ability to pay rents when due.  Tenants may also involuntarily terminate or stop paying on leases prior to the lease termination date due to bankruptcy.  Tenants may decide not to renew leases and we may not be able to re-let the space the tenant vacates.  The terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms.  As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

The obligation to reduce the borrowing availability under our secured corporate credit facility may adversely impact our liquidity, the availability of funds to operate, ability to extend the maturity date of the facility, and refinance the facility at maturity with replacement financing.

Our secured corporate credit facility is scheduled to mature in December 2010 with two, one-year extension options available to December 2011 and December 2012, respectively, subject to our satisfaction of certain conditions, including, but not limited to the reduction of the borrowing availability under the facility.  In connection with reducing the borrowing availability under the facility, we are required to fund repayments of a significant portion of our outstanding indebtedness under the facility at the time we exercise each extension option. The reduction of the borrowing availability under the corporate credit facility could adversely impact our ability to fund developments, acquisitions, joint venture initiatives, other debt financing, and our overall operations.  In the event that we are unable to fund the payments or fail to satisfy other conditions required to extend the term of our credit facility or refinance the facility at maturity, we would need to repay the balance at maturity which would adversely affect our liquidity and cash reserves.  Moreover, under such circumstances we may be unable to obtain replacement financing for our credit facility at the same amount, at favorable interest rates, or upon favorable financing terms.  Additionally, our failure to secure replacement financing with a term in excess of one year may result in an adverse change in the credit ratings provided for certain of our securities. Lastly, our inability to find replacement financing for our credit facility also could adversely affect our ability to fund our operations and REIT distribution requirements.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2009, approximately $281.6 million of our indebtedness bears interest at a variable rate.  This includes $39.7 million of debt, for which a 100 basis point increase in LIBOR would have no impact on earnings due to the minimum interest rate provisions included in these loan agreements.  Accordingly, an increase in interest rates on our existing indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2009 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $2.4 million annually.

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

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our Common Shares as to distributions and in liquidation, which could negatively affect the value of our Common Shares.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred shares, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our Common Shares. Because our decision to incur debt and issue securities in future secondary offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future secondary offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

There may be future dilution of our Common Shares and resales of our Common Shares in the public market following any secondary offering we do that may cause the market price for our Common Shares to decline.

Our Amended and Restated Declaration of Trust (the “Declaration of Trust”) authorizes the Board to, among other things, issue additional common or preferred shares or securities convertible or exchangeable into equity securities, without shareholder approval. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional common or preferred shares or convertible securities could be substantially dilutive to our common shareholders. Moreover, to the extent that we issue restricted share units, share appreciation rights, options, or warrants to purchase our Common Shares in the future and those share appreciation rights, options, or warrants are exercised or the restricted share units vest, our common shareholders may experience further dilution. Holders of our Common Shares have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our common shareholders. Furthermore, the resale by shareholders of our Common Shares in the public market following any secondary offering could have the effect of depressing the market price for our Common Shares.

The return on our investment in Scottsdale Quarter may be adversely impacted by inherent risks related to financing, joint venture operations, new competing developments or operations, and the condition of the national and regional economy.

Our development at Scottsdale Quarter, a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable area, in Scottsdale, Arizona, is our most significant real estate development project at December 31, 2009.  We commenced development of the project through a joint venture and have financed construction through a $220 million construction loan for which we, through the Operating Partnership, provided a limited payment and performance guaranty ranging from 10-50% of the outstanding loan amount based upon the achievement of certain financial performance ratios under the construction loan. We and our joint venture partner have various obligations and commitments under the joint venture agreements with respect to completing construction of the development and operating the facility, all of which if not completed as contemplated could adversely impact our return on our investment, the operation of the development, and its profitability. In the event our joint venture partner is unable or unwilling to complete its portion of the development then we may need to forego the completion of that aspect of the development which may adversely impact our return on our investment, the operation of the development, and its profitability. Moreover, delays in completing the various phases of the development due to construction, financing, or development difficulties may adversely impact our ability to effectively lease the development because some tenants may have clauses in their leases which permit them to delay opening or payment of lease charges until certain portions of the development or certain other tenants are open and operating. Leasing delays can also adversely impact our return on our investment, the operation of the development, and its profitability. Lastly, the development is located in a growing part of the state of Arizona and subject to the economic trends of the area.  If the impact of the national recession worsens the economic condition of the area, then the ability of retailers and other tenants to meet their lease obligations due to reduced consumer spending, poor operating results, diminished liquidity, unavailability of inventory financing, or other reasons could decrease the revenue generated by the development or its value which could increase the impairment risk with respect to the property and adversely impact our return on our investment in the development as well as its profitability.

The market value, or trading price, of our preferred and Common Shares could decrease based upon uncertainty in the marketplace and market perception.

The market price of our common and preferred shares may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common and preferred shares.  Among the factors that could adversely affect the market price of our common and preferred shares are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in our FFO, revenue, or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	speculation in the press or investment community;

•	any changes in our distribution or dividend policy;

•	any sale or disposal of properties within our portfolio;

•	any future issuances of equity securities;

•	increases in leverage, mortgage debt financing, or outstanding borrowings;

•	strategic actions by us or our competitors, such as acquisitions, joint ventures, or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry;

•	proposed or adopted regulatory changes or developments; or

•	anticipated or pending investigations, proceedings, or litigation that involves or affect us.

We may change the dividend policy for our Common Shares in the future.

A recent Internal Revenue Service, or IRS, revenue procedure allows us to satisfy our REIT distribution requirement with respect to a taxable year ending on or before December 31, 2011 by distributing up to 90% of our dividends in common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure with respect to a taxable year ending on or before December 31, 2011, we have not done so and do not currently have any intention to do so with respect to any of our regular quarterly dividends. The issuance of common shares in lieu of paying dividends in cash could have a dilutive effect on our earnings per share and FFO per share and could result in the resale by shareholders of our Common Shares in the public market following such a distribution, which could have the effect of depressing the market price for our Common Shares.

In the event that we pay a portion of a dividend in common shares, taxable U.S. shareholders would be required to pay tax on the entire amount of the dividend, including the portion paid in common shares, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the common shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividend, including with respect to all or a portion of such dividend that is payable in common shares. In addition, if a significant number of our shareholders sell our common shares in order to pay taxes owed on dividends or for other purposes, such sales may put downward pressure on the market price of our common shares.

The decision to declare and pay dividends on our Common Shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Board and will depend on our earnings, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the distribution requirement necessary for us to both maintain our REIT qualification under the Code, and avoid (and/or minimize) the income and/or excise tax liability that we would otherwise incur under the rules applicable to REITs on our taxable income and gain in the event we do not distribute, state law and such other factors as the Board deems relevant.  Under our existing credit facility, distributions on our Common Shares are limited to the greater of $0.40 per Common Share annually or the minimum amount required to maintain REIT status which could result in one or more adjustments in our dividend policy.  Any change to our dividend policy for our Common Shares could have a material adverse effect on the market price of our Common Shares.

The terms of our current credit facility prevent us from distributing 100% of our REIT taxable income, which could cause us to be subject to corporate income tax on our undistributed income.

Under our current credit facility, distributions on our Common Shares are limited to the greater of $0.40 per Common Share annually or the minimum amount required to maintain REIT status. We are generally required to distribute an amount equal to 90% of our REIT taxable income to maintain REIT status, and may be restricted from distributing 100% of our REIT taxable income pursuant to the terms of our facility. To the extent that we distribute at least 90%, but less than 100%, of our REIT taxable income, we would be subject to tax on undistributed amounts at regular corporate rates.

If our common stock is delisted from the NYSE because it trades below $1.00 for an extended period of time or otherwise there could be a negative effect on our business that could significantly impact our financial condition, our operating results, and our ability to service our debt obligations.

Although the per share price of our common Stock has remained above $1.00, in the event the average per share closing price of our common stock is below $1.00 for 30 consecutive days, our common stock could be delisted from the NYSE. The threat of delisting our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;

•	eliminating the open market trading of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock; and

•	reducing our ability to retain, attract and motivate our trustees, officers and employees through the use of equity-based compensation and equity incentives.

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

The members of the Board are currently divided into three equal classes whose terms expire in 2010, 2011 and 2012, respectively. Each year one class of trustees is elected by GRT’s shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

GRT’s Declaration of Trust authorizes the Board to establish one or more series of preferred shares, in addition to those currently outstanding, and to determine the preferences, rights and other terms of any series.  The Board could authorize GRT to issue other series of preferred shares that could deter or impede a merger, tender offer or other transaction that some, or a majority, of GRT shareholders might believe to be in their best interest or in which GRT shareholders might receive a premium for their shares over the prevailing market price of such shares.

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

Item 1B.  Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2009 fiscal year and that remain unresolved.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is (614) 621-9000.  In addition, the Company maintains management offices at each of its Malls.

At December 31, 2009, the Company managed and leased a total of 25 Properties in which the Company held an ownership interest (22 wholly-owned and 3 partially owned through joint ventures).  The Properties are located in 13 states as follows:  Ohio (9), West Virginia (3), California (2), Florida (2), Arizona (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1), and Washington (1).

(a)           Malls

Twenty-one of the Properties are Malls and range in size from approximately 417,000 square feet of GLA to approximately 1.6 million square feet of GLA.  Seven of the Malls are located in Ohio and 14 are located throughout the country in the states of California (2), Florida (2), West Virginia (2), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1), and Washington (1).  The location, general character and major tenant information are set forth below.

Summary of Operating Malls at December 31, 2009

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Held for Investment Wholly Owned

Ashland Town Center
Ashland, KY	226,640	190,649	417,289	87.7	87.0	$388	Belk Belk Home Store JCPenney (7)	01/31/15 01/31/25 07/31/28
Colonial Park Mall
Harrisburg, PA	504,446	239,286	743,732	100.0	93.8	$257	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall, The
Dayton, OH	935,130	481,614	1,416,744	96.7	89.3	$278	Borders Books & Music DSW Shoe Warehouse Elder-Beerman JCPenney Macy’s Old Navy Sears	12/31/21 07/31/12 (6) 03/31/11 (6) 07/31/10 (6)
Eastland Mall, (“Eastland Ohio”)
Columbus, OH	726,534	272,352	998,886	69.4	93.3	$271	JCPenney (7) Macy’s Sears	01/31/13 (6) (6)
Grand Central Mall
City of Vienna, WV	531,788	314,101	845,889	100.0	93.2	$295	Belk Dunham’s Sports Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/20 01/31/33 09/30/12 01/31/17 09/25/12
Indian Mound Mall
Heath, OH	389,589	168,081	557,670	66.6	88.3	$236	Crown Cinema Elder-Beerman JCPenney Sears (7)	12/31/12 01/31/14 10/31/11 09/23/27
Jersey Gardens
Elizabeth, NJ	661,921	640,127	1,302,048	98.0	98.7	$549
Bed Bath & Beyond
Burlington Coat Factory
Cohoes Fashions
Daffy’s
Gap Outlet, The
Group USA
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting Goods
Nike Factory Store
Off 5th Saks Fifth Ave
   Outlet
Old Navy
Square One Outlet
								01/31/15 01/31/15 01/31/15 01/31/15 01/31/15 12/31/18 01/31/10 11/30/14 12/31/20 01/31/15 01/31/17 11/30/11 10/31/14 05/31/10 08/31/10
Lloyd Center
Portland, OR	713,038	762,422	1,475,460	100.0	94.4	$348	Apollo College Barnes & Noble Lloyd Center Ice Rink (8) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	11/30/18 01/31/12 12/31/14 01/31/12 01/31/16 01/31/14 (6) 01/31/15 (6)

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Mall at Fairfield Commons, The
Beavercreak, OH	768,284	370,760	1,139,044	100.0	93.9	$313	Dick’s Sporting Goods Elder Beerman For Her Elder-Beerman Home Store JCPenney Macy’s (7) Sears	01/31/21 01/31/14 01/31/15 10/31/13 01/31/15 10/26/13
Mall at Johnson City, The
Johnson City, TN	393,797	171,923	565,720	100.0	94.1	$409	Belk for Her (7) Belk Home Store Dick’s Sporting Goods Forever 21 JCPenney Sears	10/31/12 06/30/11 01/31/18 08/31/19 09/30/18 03/09/11
Merritt Square
Merritt Island, FL	563,512	256,080	819,592	96.3	87.5	$290	Cobb Theatres Dillard’s JCPenney Macy’s Sears	05/31/24 (6) 07/31/10 (6) (6)
Morgantown Mall
Morgantown, WV	396,361	161,593	557,954	94.8	89.8	$343	Belk Carmike Cinemas Elder-Beerman JCPenney Sears	03/15/11 12/31/24 01/29/11 09/30/15 09/30/10
New Towne Mall
New Philadelphia, OH	361,501	152,194	513,695	92.6	92.3	$233	Elder-Beerman Elder-Beerman Home JCPenney Kohl’s Regal Cinemas Sears Super Fitness Center	01/31/14 01/31/14 09/30/13 01/31/27 03/31/12 10/31/13 02/28/14
Northtown Mall
Blaine, MN	449,182	252,436	701,618	88.3	82.7	$317	Best Buy Burlington Coat Factory Herberger’s Home Depot (7) LA Fitness	01/31/20 09/30/10 01/31/24 01/31/27 11/30/23
Polaris Fashion Place (11)
Columbus, OH	951,141	617,834	1,568,975	100.0	97.9	$374	Barnes & Noble Booksellers Forever 21 Great Indoors, The JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	01/31/19 03/31/19 (6) (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	316,947	269,570	586,517	59.0	91.5	$289	Elder-Beerman JCPenney Regal Cinemas Sears	02/02/13 09/30/12 12/31/11 10/31/14
SuperMall of the Great Northwest
Auburn, WA	541,669	400,897	942,566	95.9	90.0	$205	Bed Bath & Beyond Burlington Coat Factory Marshalls Nordstrom Old Navy Sam’s Club Sports Authority Vision Quest	01/31/18 01/31/11 01/31/11 08/31/10 01/31/11 05/31/19 01/31/11 11/30/18

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Weberstown Mall
Stockton, CA	602,817	255,888	858,705	100.0	86.1	$375	Barnes & Noble Dillard’s JCPenney (7) Sears	01/31/14 (6) 03/31/14 (6)
WestShore Plaza
Tampa, FL	769,878	288,783	1,058,661	100.0	93.1	$370	AMC Theatres	01/31/21
							JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	09/30/12 (6) 01/31/11 11/30/18 09/30/17
Subtotal - Malls Held for Investment - Wholly Owned	10,804,175	6,266,590	17,070,765	93.6%	92.5%	$342

Malls Held for Investment - Joint Venture

Puente Hills Mall (10)
City of Industry, CA	732,873	353,554	1,086,427	96.5		87.7	$218	AMC 20 Theaters Burlington Coat Factory Forever 21 Macy’s Ross Dress for Less Sears Spectrum Club Venetian Furniture Gallery Warehouse Furniture Outlet	04/30/17 10/31/13 01/31/19 (6) 01/31/15 (6) 01/31/14 08/31/10 03/31/10
Tulsa Promenade (10)
Tulsa, OK	690,235	236,221	926,456	100.0		85.1	$275	Dillard’s	(6)
								Hollywood Theaters JCPenney Macy’s MDS Realty II, LLC	01/31/19 03/31/11 (6) (6)(9)
Subtotal - Malls Held for Investment – Joint Venture	1,423,108	589,775	2,012,883	98.2%		86.6%	$246
Total Mall Portfolio	12,227,283	6,856,365	19,083,648	94.l	%	92.0%	$334

(1)	Includes outparcels.
(2)
Occupied space is space where a store is open and/or the tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy includes only tenants with spaces equal to 20,000 square feet or more.

(3)
Occupied space is space where a store is open and/or a paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Store occupancy is for stores of less than 20,000 square feet and outparcels.

(4)	Average 2009 store sales per square foot for in-line stores of less than 10,000 square feet.
(5)	Lease expiration dates do not contemplate or include options to renew.
(6)	The land and building are owned by the anchor store or other third party.
(7)	This is a ground lease by the Company to the tenant. The Company owns the land, but not the building.
(8)	Managed by Ohio Entertainment Corporation, a wholly owned subsidiary of Glimcher Development Corporation.
(9)	Anchor vacated the store, but continues to pay ancillary charges.
(10)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(11)	Property information consists of both the enclosed regional mall, Polaris Fashion Place, as well as the separate open-air lifestyle center known as Polaris Lifestyle Center.

(b)           Community Centers

Four of the Properties are Community Centers ranging in size from approximately 18,000 to 443,000 square feet of GLA.  They are located in 3 states as follows: Ohio (2), Arizona (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2009

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)

Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	43.7	Gabriel Brothers KMart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH	-	87,378	87,378	N/A	95.4

Polaris Towne Center
Columbus, OH	292,097	151,167	443,264	92.0	93.3	Best Buy Big Lots Jo-Ann, Etc. Kroger OfficeMax Old Navy TJ Maxx	01/31/15 01/31/14 01/31/15 11/30/18 09/30/14 01/31/15 03/31/14
Surprise Town Square
Surprise, AZ (5)	-	17,755	17,755	N/A	45.1

Total	492,284	286,956	779,240	95.3%	85.6%

(1)	Includes outparcels.
(2)
Occupied space is space where a store is open and/or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more.

(3)
Occupied space is space where a store is open and/or a paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Store occupancy is for stores of less than 20,000 square feet and outparcels.

(4)	Lease expiration dates do not contemplate options to renew.
(5)	The Operating Partnership has an investment in this Community Center of 50%.

(c)	Lease Expiration and Rent Per Square Foot

Our lease expirations, total number of tenants whose leases will expire (shown by No. of Leases), the total area in square feet covered by such leases, the annual base rental (“Base Rent”), and the percentage of gross annual rental represented by such leases (% of Total Base Rent) for the next ten years for our total portfolio of Properties (including wholly-owned as well as joint venture Properties) are disclosed in the chart below:

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2010	522	1,825,484	$29,434,280	14.7%
2011	408	2,202,241	$30,511,204	15.2%
2012	321	1,784,282	$25,604,185	12.8%
2013	174	1,419,896	$14,889,226	7.4%
2014	172	1,282,385	$18,817,147	9.4%
2015	141	1,567,207	$18,776,607	9.4%
2016	103	820,472	$ 8,983,486	4.5%
2017	127	823,691	$13,376,667	6.7%
2018	98	896,020	$13,719,460	6.8%
2019	83	682,639	$11,588,253	5.8%

The average base rent per square foot for tenants at December 31, 2009 for the Company’s portfolio of Properties (including wholly-owned Properties as well as joint venture Properties) is $6.57 per square foot for anchor stores and $31.13 per square foot for non-anchor in-line stores.  The average base rent per square foot for tenants at December 31, 2008 for the Company’s portfolio of Properties (including wholly-owned Properties as well as joint venture Properties) was $6.59 per square foot for anchor stores and $30.88 per square foot for non-anchor in-line stores.

(d)           Significant Properties

Jersey Gardens Mall in Elizabeth, New Jersey and Polaris Fashion Place in Columbus, Ohio (“Polaris”) each have a net book value of more than 10% of the Company’s total assets.   Jersey Gardens Mall also contributes in excess of 10% of the Company’s consolidated revenue.

(e)            Properties Subject to Indebtedness

At December 31, 2009, 22 of the Properties, consisting of 19 Malls (17 wholly-owned and 2 partially owned through a joint venture), 2 Community Centers (one partially owned through a joint venture), and 1 property under development (partially owned through a joint venture), were encumbered by mortgages and 2 Malls and 2 Community Centers were unencumbered.  One of the properties, Polaris, is encumbered by two separate first lien mortgages.  A mortgage was placed on Polaris Lifestyle Center, which is the lifestyle component of Polaris, and a separate first lien mortgage exists for Polaris.  The Total Joint Venture Properties below represents our proportionate ownership share of the encumbered property.  Our unencumbered Properties and developments have a net book value of $92.2 million at December 31, 2009.  To facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into an unsecured revolving line of credit with several financial institutions.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties.  All of the mortgages are first mortgage liens on the Properties.  The information for Joint Venture Properties is presented as the Company’s pro-rata share.  The information is as of December 31, 2009 (dollars in thousands).

	Fixed/
	Variable			Annual
	Interest	Interest	Loan	Debt	Balloon
Encumbered Property	Rate	Rate	Balance	Service	Payment	Maturity
Mall at Johnson City, The	Fixed	8.37%	$37,278	$3,740	$37,026	06/01/2010
Polaris Towne Center	Fixed	8.20%	38,819	$3,858	$38,543	06/01/2010	(1)
Colonial Park Mall	Fixed	4.72%	42,250	$2,022	$42,250	04/23/2011
Northtown Mall	Fixed	6.02%	40,000	$2,441	$40,000	10/21/2011	(4)
Morgantown Mall	Fixed	6.52%	39,335	$2,600	$38,028	10/13/2011	(5)
Ashland Town Center	Fixed	7.25%	23,081	$2,344	$21,817	11/01/2011
Polaris Lifestyle Center	Fixed	5.58%	23,400	$1,324	$23,400	02/01/2012	(10)
Dayton Mall, The	Fixed	8.27%	52,948	$5,556	$49,864	07/11/2012	(1)
WestShore Plaza	Fixed	5.09%	90,115	$6,508	$84,824	09/09/2012
Polaris	Fixed	5.24%	134,436	$9,928	$124,572	04/11/2013
Lloyd Center	Fixed	5.42%	126,340	$9,456	$116,922	06/11/2013	(1)
Jersey Gardens	Fixed	4.83%	150,274	$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	103,752	$7,724	$92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	56,637	$5,412	$49,969	02/11/2015	(1)
Merritt Square	Fixed	5.35%	57,000	$3,092	$52,914	09/01/2015
River Valley Mall	Fixed	5.65%	49,433	$2,832	$44,931	01/11/2016
Weberstown Mall	Fixed	5.90%	60,000	$3,590	$60,000	06/08/2016
Eastland Ohio	Fixed	5.87%	42,493	$2,527	$38,057	12/11/2016
Total fixed rate notes			$1,167,591

Grand Central Mall	Variable	5.50%	39,706	$2,214	$37,917	02/01/2012	(11)

Total Wholly Owned Properties			$1,207,297 (2)

Joint Venture Properties – Pro Rata Share
Puente Hills Mall	Fixed	5.61%	$23,400	$1,330	$23,400	06/01/2010	(8)
Tulsa Promenade	Variable	7.00%	15,564	$1,105	$15,564	03/14/2011	(6)
Surprise Peripheral	Variable	5.50%	2,326	$130	$2,326	10/01/2011	(7)
Scottsdale Quarter (3)	Fixed	5.44%	64,182	$3,541	$64,182	05/29/2011	(9)
Total Joint Venture Properties – Pro Rata Share			$105,472

(1)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 5 in our Consolidated Financial Statements.
(2)
This total differs from the amounts reported in the financial statements due to $19,000 in tax exempt borrowings which are not secured by a mortgage and fair value adjustments of $1,306 to debt instruments as required by Topic – 805 “Business Combinations” in the Accounting Standards Codification (“ASC”).

(3)
On November 30, 2007, we closed on a $220,000 construction loan for our Scottsdale Quarter project.  The loan bears interest at LIBOR plus 150 basis points and is fixed through an interest rate swap agreement.

(4)	The Company has one, one-year option that would extend the maturity date of the loan to October 21, 2012.
(5)	The Company has two, one-year options that would extend the maturity date of the loan to October 13, 2013.
(6)	The venture executed a loan modification agreement for this property in August 2009 that extended the maturity date to March 14, 2011. The interest rate is the greater of 7.00% or LIBOR plus 4.00%.
(7)
The venture executed a loan modification agreement for this property effective as of October 1, 2009 that extended the maturity date to October 1, 2011.  The interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(8)	The Company has two, one-year options that would extend the maturity date of the loan to June 1, 2012.
(9)	The Company has two, one-year options that would extend the maturity date of the loan to May 29, 2013.
(10)	The Company has one, eighteen month option that would extend the maturity date of the loan to August 1, 2013.
(11)	The Company has two, one-year options that would extend the maturity date of the loan to February 1, 2014.

Item 3.	Legal Proceedings

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with Topic 450 – “Contingencies” in the ASC, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Item 4.	Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On March 10, 2010, the last reported sales price of the Common Shares on the NYSE was $4.61.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2009 and 2008 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period.

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2009	$3.75	$0.93	$0.10
June 30, 2009	$3.90	$1.28	$0.10
September 30, 2009	$4.51	$2.41	$0.10
December 31, 2009	$3.76	$2.21	$0.10

March 31, 2008	$15.00	$10.31	$0.32
June 30, 2008	$13.46	$10.82	$0.32
September 30, 2008	$11.62	$8.45	$0.32
December 31, 2008	$10.37	$0.75	$0.32

For 2009 and 2008, the Common Share dividend declared in December and paid in January will be reported in the 2010 and 2009 tax years, respectively.

(b)           Holders

The number of holders of record of the Common Shares was 801 as of March 10, 2010.

(c)           Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the GRT Board of Trustees and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the GRT Board of Trustees deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2009, 2,100,000 Common Shares were authorized, of which 378,824 Common Shares have been issued.

Item 6.	Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$308,425	$319,725	$302,900	$292,993	$289,569
Operating income	$88,913	$99,750	$102,605	$106,148	$106,009
Interest expense	$80,045	$82,276	$87,940	$82,166	$71,873
(Loss) gain on disposition of properties, net	$(288)	$1,244	$47,349	$1,717	$1,619
Income from continuing operations	$5,267	$17,943	$16,447	$25,879	$34,449
(Loss) income from continuing operations per share common (diluted)	$(0.25)	$0.01	$(0.02)	$0.21	$0.43
Net income (loss) attributable to Glimcher Realty Trust	$4,581	$16,769	$38,357	$(77,165)	$20,850
Preferred stock dividends	$17,437	$17,437	$17,437	$17,437	$17,437
Net (loss) income available to common shareholders	$(12,856)	$(668)	$20,920	$(94,602)	$3,413
Per common share data: (Loss) earnings per share (diluted)	$(0.28)	$(0.02)	$0.56	$(2.55)	$0.09
Distributions (per common share)	$0.4000	$1.2800	$1.9232	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,669,761	$1,761,033	$1,710,003	$1,773,805	$1,877,059
Total assets	$1,849,912	$1,876,313	$1,830,947	$1,891,252	$1,995,312
Total long-term debt	$1,571,897	$1,659,953	$1,552,210	$1,576,886	$1,501,481
Total equity	$207,414	$130,552	$189,090	$227,007	$402,783

Other Data:
Cash provided by operating activities (in thousands)	$96,047	$93,706	$102,656	$96,230	$108,345
Cash (used in) provided by investing activities (in thousands)	$(42,651)	$(127,954)	$65,895	$(108,911)	$(120,203)
Cash provided by (used in) financing activities (in thousands)	$13,877	$29,835	$(158,155)	$16,611	$11,233
Funds from operations (2) (in thousands)	$69,618	$83,126	$55,395	$(25,502)	$77,666
Number of Properties (3) (4)	25	27	27	30	36
Total GLA (in thousands) (3) (4)	19,863	21,694	21,598	24,740	24,615
Occupancy rate % (3)	93.3%	92.8%	95.2%	92.8%	91.9%

(1)	Operating data for the years ended December 31, 2008, 2007, 2006 and 2005 are restated to reflect the reclassification of properties held-for-sale and discontinued operations.

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

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2009 includes 2.0 million square feet of GLA (3 properties); 2008 includes 2.1 million square feet of GLA (3 Properties); 2007 includes 2.1 million square feet of GLA (2 Properties); 2006 includes 2.1 million square feet of GLA (2 Properties); and 2005 includes 1.2 million square feet of GLA (1 Property).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional, super regional malls, and open-air lifestyle centers (“Malls”) and community shopping centers (“Community Centers”).  As of December 31, 2009, we owned interests in and managed 25 Properties located in 13 states, consisting of 21 Malls (two of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 19.9 million square feet of gross leasable area (“GLA”) of which approximately 93.3% was occupied at December 31, 2009.

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

During the last four years, we have made substantial progress in our disposition of non-strategic assets.  From the period beginning December 31, 2005 through December 31, 2009, we reduced the number of Properties held from 36 to 25.  Our disposition program’s goal was to enhance the quality and growth profile of our portfolio of Properties.  We commenced a program to sell non-strategic assets that lacked the quality characteristics we wanted for long-term investment and focused on re-investment into higher quality malls and improving our existing portfolio through redevelopment.  In implementing the disposition program, we disposed of 8 Community Centers and 6 Malls during this period.  We re-invested the proceeds from these asset dispositions in higher quality properties during the above referenced four year period.  During that time, we acquired three Malls (two through a joint venture) that were new to our portfolio and developed one new Community Center through a joint venture.  We are currently developing a open-air lifestyle center in Scottsdale, Arizona that will further enhance the quality of our portfolio of assets.

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

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate tax, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  Final billings to tenants for CAM, real estate tax, utilities and insurance in 2008 and 2007 which were billed in 2009 and 2008, respectively did not vary significantly as compared to the estimated receivable balances.  If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2009 differs from actual amounts billed by 1%, the amount of income recorded during 2009 would increase or decrease by approximately $1.0 million

Outparcel Sales

The Company sells outparcels at its various Properties.  The estimated cost used to calculate the margin from these sales involves a number of estimates.  The estimates made are based either upon assigning a proportionate value based upon historical cost paid for the total parcel to the portion of the parcel that is sold, or by incorporating the relative sales value method.  The proportionate share of actual cost is derived through consideration of numerous factors.  These factors include items such as ease of access to the parcel, visibility from high traffic areas, acreage of the parcel as well as  other factors that may differentiate the desirability of the particular section of the parcel that is sold.

Tenant Accounts Receivable and Allowance for Doubtful Accounts

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets as required by Topic 360 - “Property, Plant and Equipment” in the ASC.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not reasonably assured.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows from the use and eventual disposition of the property are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income (“NOI”) performance and conducts a detailed evaluation of the Properties. The evaluations consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

The Company treats distributions from joint ventures as operating activities if they meet all three of the following conditions: the amount represents the cash effect of transactions or events; the amounts result from a company’s normal operations; the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities: lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Statement of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the property.  Cash distributed that does not exceed the retained earnings of the property, is classified in the Company’s Consolidated Statement of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from investing activity.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.   Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.  No impairment charges were recognized during the year ended December 31, 2009 relating to our investment in unconsolidated real estate entities.

Deferred Costs

The Company capitalizes initial direct costs of leases and amortizes these costs over the initial lease term.  The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

Derivative Instruments and Hedging Activities

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net (loss) income available to common shareholders for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Net (loss) income to common shareholders	$(12,856)	$(668)	$20,920
Add back (less):
Real estate depreciation and amortization	78,935	79,603	75,058
Equity in loss (income) of unconsolidated entities	3,191	709	(1,133)
Pro rata share of joint venture funds from operations	2,363	4,726	6,264
Noncontrolling interest in Operating Partnership	(821)	-	1,635
Gain on sales of assets	(1,194)	(1,244)	(47,349)
Funds from operations	$69,618	$83,126	$55,395

FFO – Comparison of Year Ended December 31, 2009 to December 31, 2008

FFO decreased by $13.5 million, or 16.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Contributing to the decrease was an $8.2 million reduction in minimum rents.  A large majority of the decrease is attributed to tenant bankruptcies and vacating tenants seen throughout the portfolio due primarily to the difficult economic environment nationally and within the regions where the Company’s Properties are located. Also contributing to the minimum rent decrease was a $1.4 million reduction in lease termination income.  We also incurred a $5.0 million charge to fully reserve against the note receivable we received as part of the consideration in connection with our $144.0 million sale of University Mall, located in Tampa, Florida, in July 2007.  Lastly, we incurred a $3.4 million non-cash impairment loss attributed to the recorded carrying value of undeveloped land in Vero Beach, Florida.

Offsetting these decreases to FFO, we incurred $2.2 million less in interest expense.  The majority of this decrease can be attributed to a significant reduction in our average borrowing rate.  We also received $1.8 million more in interest income.  This increase in interest income can be attributed to our preferred interest relating to our mixed use development, Scottsdale Quarter, located in Scottsdale, Arizona (“Scottsdale Quarter”).

FFO – Comparison of Year Ended December 31, 2008 to December 31, 2007

FFO increased by $27.7 million or 50.1% for the year ended December 31, 2008 compared to the same period ended December 31, 2007.  Contributing to this increase was a $3.5 million improvement in Property net operating income from our Properties held in continuing operations.  The main factor contributing to this increase was the additional operating income obtained following the acquisition of Merritt Square, a Mall located in Merritt Island, Florida (“Merritt”).  Also during the year ended December 31, 2007, we recorded $30.4 million of non-cash impairment charges.  There were no impairment charges for the same period in 2008.  Lastly, we incurred $5.7 million less in interest expense which was primarily attributed to lower interest rates and higher capitalized interest.

Offsetting these increases to FFO, we received $7.6 million less in property net operating income from Properties that were sold during 2007 and 2008.  Also, we received $1.5 million less in FFO from our unconsolidated real estate entities primarily attributed to a $1.0 million favorable variance when we recorded our tenant reconciliations in 2007 as well as an increased provision for doubtful accounts.

Results of Operations - Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenues decreased 3.5%, or $11.3 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008. Of this amount, minimum rents decreased $8.2 million, percentage rents decreased $426,000, tenant reimbursements increased $178,000, and other income decreased $2.9 million.

Minimum Rents

Minimum rents decreased 4.2%, or $8.2 million, for the year ended December 31, 2009 compared with minimum rents for the year ended December 31, 2008.  Of this amount, $6.8 million is primarily attributed to rent relief granted to tenants throughout the year and lost rents due to an overall decrease in occupancy due to bankruptcies we experienced throughout our portfolio.  These decreases are related to the difficult economic environment nationally and within the regions where the Company’s Properties are located.  We also received $1.4 million less in income from lease terminations.

Tenant Reimbursements

Tenant reimbursements increased $178,000, or 0.2%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The increase in revenue can be attributed to a change in the mix of recoverable operating expenses.

Other Revenues

Other revenues decreased 10.2%, or $2.9 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$10,737	$10,482	$255
Outparcel sales	1,675	6,060	(4,385)
Sale of an operating asset	1,482	-	1,482
Sponsorship income	1,971	1,883	88
Management fees	3,983	4,875	(892)
Other	5,679	5,118	561
Total	$25,527	$28,418	$(2,891)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the year ended December 31, 2009, we sold two outparcels.  These outparcels sold for a total of $1.7 million. During 2008, we sold three outparcels  for a total of $6.1 million. Management fee income decreased by $892,000 during the year ended December 31, 2009 compared to the year ended December 31, 2008. This income includes property management fees, development fees, and loan guarantee fees we earned relating to Scottsdale Quarter.

Expenses

Total expenses decreased 0.2%, or $463,000, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Property operating expenses decreased $1.4 million, real estate taxes increased $1.4 million, the provision for doubtful accounts decreased $69,000, other operating expenses decreased $3.8 million, depreciation and amortization decreased $734,000, general and administrative costs increased $759,000, and we recognized a $3.4 million non-cash impairment loss.

Property Operating Expenses

Property operating expenses decreased 2.2%, or by $1.4 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  This decrease in Property operating expenses is seen throughout our portfolio at numerous locations and is a result of our cost saving initiatives implemented during the year ended December 31, 2009.

Real Estate Taxes

Real estate taxes increased $1.4 million, or 4.1%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Numerous Properties contributed to these increases. Polaris Fashion Place, Polaris Lifestyle Center, and Northtown Mall experienced increases due to expensing real estate taxes previously capitalized during the construction phase of various projects at these Properties.  Also, River Valley Mall, Polaris Towne Center, and the Mall at Fairfield Commons experienced growth in real estate tax expense due to increases in their assessed values.

Provision for Doubtful Accounts

The provision for doubtful accounts was $5.8 million for the year ended December 31, 2009 compared to $5.9 million for the year ended December 31, 2008.  The provision represented 1.9% of revenues from continuing operations for both 2009 and 2008.

Other Operating Expenses

Other operating expenses decreased 29.0%, or $3.8 million, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily the result of a $4.0 million decrease in outparcel sales expense.  During the year ended December 31, 2008, we incurred $5.2 million in outparcel sales expense. Of this amount, $4.9 million related to an outparcel sale at Jersey Gardens. During the year ended December 31, 2009, we incurred $1.1 million of outparcel sale expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $734,000, or 0.9%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

General and Administrative

General and administrative expenses were $18.7 million and represented 6.1% of total revenues for the year ended December 31, 2009 as compared to $18.0 million of general and administrative expenses which represented 5.6% of total revenues for the year ended December 31, 2008.  During the year ended December 31, 2008, we reversed stock compensation expense relating to performance share awards granted under the 2007 Long Term Incentive Plan for Senior Executives in the amount of $555,000 which did not occur during the year ended December 31, 2009.  Also, we incurred increases in local income taxes and increased corporate related insurance costs for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Offsetting these increases was an overall reduction to salaries and wages implemented during the year ended December 31, 2009 as part of our cost saving initiatives.

Impairment Loss – Real Estate Assets, Continuing Operations

During the fourth quarter of 2009 as part of our normal quarterly review, we recognized a $3.4 million non-cash impairment charge on a potential development in Vero Beach, Florida.  We determined that it was unlikely that the land would be developed.  We are not currently committed to sell the land.  As land values have declined in Florida, we assessed comparable land values through an independent appraisal.  This value was used to determine the impairment adjustment.

Interest Income

Interest income increased 149.1%, or $1,756,000, for the year ended December 31, 2009 compared with interest income for the year ended December 31, 2008.  This increase is primarily attributed to interest earned on preferred contributions made in connection with construction activities related to Scottsdale Quarter.

Interest Expense/Capitalized Interest

Interest expense decreased 2.7%, or $2.2 million, for the year ended December 31, 2009.  The summary below identifies the decrease by its various components (dollars in thousands).

	For the Years Ended December 31,
	2009	2008	Inc. (Dec.)
Average loan balance	$1,601,615	$1,560,415	$41,200
Average rate	5.11%	5.53%	(0.42)%

Total interest	$81,843	$86,291	$(4,448)
Amortization of loan fees	2,660	1,990	670
Capitalized interest and other expense, net	(4,458)	(6,005)	1,547
Interest expense	$80,045	$82,276	$(2,231)

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding of capital improvements and redevelopments.  In addition, “Capitalized interest” is lower than the same period last year due to a number of significant redevelopment projects opening during 2009.

Other Expenses, Net

Other expenses, net were $3.3 million.  During the fourth quarter of 2009 as part of our normal quarterly review, we received information pertaining to the $5.0 million note receivable we received as part of the consideration received in connection with the $144.0 million sale of University Mall in 2007.  This information indicated that the financial condition of the note’s issuer, the University Mall buyer, made collection of the note unlikely. Accordingly, we reserved the entire amount of the note.  Offsetting this expense was the recognition of a $1.6 million gain on an embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, the Company recorded this decrease in fair value and recorded a gain of $1.6 million when it made this adjustment.

Equity in Loss of Unconsolidated Real Estate Entities, Net

The net loss from joint ventures contains results from our investments in Puente, Tulsa, Surprise, and Scottsdale Quarter.  Net loss from unconsolidated entities was $6.3 million and $1.4 million for the year ended December 31, 2009 and 2008, respectively.  Our proportionate share of the loss was $3.2 million and $709,000 for the year ended December 31, 2009 and 2008, respectively.  We experienced decreases in minimum rents, percentage rents, and tenant reimbursements during the year ended December 31, 2009 compared to the year ended December 31, 2008.  We also incurred an increase in the provision for doubtful accounts.  All of these decreases can be attributed to declining occupancy rates at these properties and the increase in the number of tenant bankruptcies due to the poor national and regional economy.

Discontinued Operations

Total revenues from discontinued operations were $3.4 million for the years ended December 31, 2009 compared to $12.0 million during the year ended December 31, 2008.  The net loss from discontinued operations during the year ended December 31, 2009 and 2008 was $1.0 million and $2.4 million, respectively.  This variance in income can be primarily attributable to disposal activity.  During the year ended December 31, 2009, we experienced a $288,000 loss on the disposal of a property as well as a $183,000 impairment loss.  These items relate to the divesture of Eastland Mall in Charlotte, North Carolina as well as The Great Mall of the Great Plains (“Great Mall”).  During the year ended December 31, 2008, we recorded a $1.2 million gain on the disposition of Properties.  This gain was primarily driven by the sale of Knox Village Square, a non-strategic community center in Mount Vernon, Ohio.

Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues increased 5.6%, or $16.8 million, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Of this amount, minimum rents increased $6.9 million, percentage rents decreased $215,000, tenant reimbursements increased $4.5 million, and other income increased $5.6 million.

Minimum Rents

Minimum rents increased 3.7%, or $6.9 million, for the year ended December 31, 2008 compared with minimum rents for the year ended December 31, 2007.  The acquisition of Merritt which consists of approximately 820,000 square feet of GLA, in October 2007 added $6.1 million in base rents.  We also experienced a $534,000 increase in lease termination income.

Tenant Reimbursements

Tenant reimbursements increased $4.5 million, or 5.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The acquisition of Merritt caused a $2.5 million increase in tenant reimbursements.  The remaining Properties experienced a $2.0 million increase primarily from growth in reimbursable expenses from tenants.

Other Revenues

Other revenues increased 24.5%, or $5.6 million, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2008	2007	Inc. (Dec.)
Licensing agreement income	$10,482	$10,594	$(112)
Outparcel sales	6,060	2,724	3,336
Sponsorship income	1,883	1,487	396
Management fees	4,875	2,660	2,215
Other	5,118	5,369	(251)
Total	$28,418	$22,834	$5,584

During 2008, we sold three outparcels for a total of $6.1 million.  During 2007, we sold three outparcels for $2.7 million.  Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  Management fee income increased $2.2 million in 2008 as a result of an increase in development, leasing and legal fee revenue primarily associated with the development and leasing of Scottsdale Quarter.

Expenses

Total expenses increased 9.8%, or $19.7 million, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Property operating expenses increased $3.2 million, real estate taxes increased $3.1 million, the provision for doubtful accounts increased $2.2 million, other operating expenses increased $4.9 million, depreciation and amortization increased $7.8 million, general and administrative costs increased $1.5, million and impairment losses decreased by $2.9 million.

Property Operating Expenses

Property operating expenses increased by $3.2 million, or 5.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Of this amount, $2.8 million can be attributed to the acquisition of Merritt.

Real Estate Taxes

Real estate taxes increased $3.1 million, or 9.6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The acquisition of Merritt caused an increase in taxes of $673,000.  The remaining $2.3 million increase was seen throughout the portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $5.9 million for the year ended December 31, 2008 compared to $3.7 million for the year ended December 31, 2007.  The provision represents 1.9% and 1.2% of revenues from continuing operations for 2008 and 2007, respectively.  Increases in the number of tenant bankruptcies due primarily to the difficult economic and retail environment nationally and within the regions where the Company’s Properties are located in 2008 contributed to the increase in the provision for doubtful accounts.

Other Operating Expenses

Other operating expenses increased 59.5%, or $4.9 million, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The majority of this increase is due to costs related to the outparcel sales of $5.2 million compared to $1.2 million for the previous year.

Depreciation and Amortization

Depreciation expense increased for the year ended December 31, 2008 by $7.8 million or 10.6%.  The addition of Merritt to the portfolio in October 2007 increased depreciation expenses by $3.9 million.  The rest of the portfolio experienced a $3.9 million increase, primarily at Polaris Towne Center, Grand Central Mall, WestShore Plaza and Eastland Ohio which were driven by the write-off of improvements associated with vacating tenants.

General and Administrative

General and administrative expense was $18.0 million and represented 5.6% of total revenues for 2008 compared to $16.5 million in 2007 which represented 5.4% of total revenues for 2007.  The increase is primarily attributable to an increase in occupancy costs associated with our new corporate office, an increase in professional fees and an increase in overall compensation costs. Offsetting these increases was a decrease in stock compensation expense in 2008 relating to the reversal of the compensation expense attributable to the performance share awards granted under the 2007 Long Term Incentive Plan for Senior Executives previously expensed during 2007.

Impairment Losses - Real Estate Assets, Continuing Operations

We recognized a $2.9 million non-cash impairment charge on our Jersey Gardens Center in the fourth quarter of 2007.  The charge resulted from the purchase price under the ground lease purchase option held by the tenant for a diner restaurant on a Jersey Gardens outparcel and the sales price for the final undeveloped outparcel at the Mall was less than our basis of the respective parcels.  During the year ended December 31, 2008, we did not incur any impairment charges associated with Properties included in continuing operations.

Interest Income

Interest income increased 81.5%, or $529,000, for the year ended December 31, 2008 compared with interest income for the year ended December 31, 2007.  This increase is primarily attributed to interest earned on preferred contributions made in connection with construction activities related to Scottsdale Quarter.

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

The decrease in interest expense was primarily due to a significant decrease in borrowing costs compared to the same period last year.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding of capital improvements and redevelopments.  In addition, “Capitalized interest and other expense, net” is higher than the prior year due to a higher level of construction and redevelopment activity versus the same period in the prior year.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Net (loss) income available from unconsolidated entities was a loss of $1.4 million and income of $2.2 million for the year ended December 31, 2008 and 2007, respectively.  Our proportionate share of the net (loss) income was $(709,000) and $1.1 million for the year ended December 31, 2008 and 2007, respectively.  This decrease was due to increased depreciation expense associated with vacating tenants and increased provision for doubtful accounts associated with tenant bankruptcies.  We attribute each of these factors primarily to the difficult economic environment nationally and within the regions where the Company’s Properties are located.  Also, we experienced less tenant reimbursements revenue during 2008.  In 2007, we recorded favorable adjustments associated with prior year end true up receivables which did not occur during 2008.  The net income available from joint ventures results primarily from our investment in Puente Hills Mall and Tulsa Promenade.  These Properties are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.

Discontinued Operations

During 2008, we sold Knox Village Square for $9.5 million and recorded a $1.3 million gain.  In addition, there were no recorded impairment losses recognized in 2008.  During 2007, we sold four Malls and one vacant anchor space at one of our Community Centers for $209.5 million and recorded a $47.3 million gain primarily associated with these sales.  Also in 2007, we recorded an impairment loss of $27.5 million primarily associated with Eastland Mall located in Charlotte, NC and the Great Mall.  Total revenues for discontinued operations were $12.0 million and $34.8 million for the years ended December 31, 2008 and 2007, respectively.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  During January 2009, we entered into an agreement that allowed us to borrow up to $47.0 million on our Grand Central Mall located in City of Vienna, West Virginia.  We received $25.0 million of the loan proceeds at closing,  $5.0 million in May 2009, and $10.0 million in November 2009 for a total of $40.0 million.  No further proceeds will be drawn under this mortgage loan.  The net proceeds from the Grand Central loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  During February 2009, we entered into an agreement to borrow up to $23.4 million on our Polaris Lifestyle Center located in Columbus, Ohio.  We received $7.0 million of loan proceeds at closing, $11.5 million in April 2009, and $4.9 million in August 2009.  The net proceeds from the Polaris Lifestyle Center loan were used to pay down outstanding borrowings on the Company’s credit facility.

The Company also has loans on two joint venture Properties that matured during 2009, Tulsa and Surprise Towne Square, a new retail site in Surprise, Arizona (“Surprise”).  The $35.0 million mortgage loan for Tulsa (the “Tulsa Loan”) matured on March 14, 2009.  The ORC Venture completed a modification of the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification includes a $5.0 million payment towards principal and an interest rate increase equal to the greater of 7.0% or LIBOR plus 400 basis points.  The Surprise loan matured on October 1, 2009.  The Surprise joint venture closed on a loan amendment that extended the maturity date to October 2011 and increased the interest rate to the greater of 5.5% or LIBOR plus 400 basis points.  Our pro-rata share of the debt for these two Properties is approximately $17.9 million.

During 2008, we executed an agreement effective as of September 11, 2008, (the “Loan Modification”), with the lender of the mortgage loan for Eastland Mall in Charlotte, North Carolina that modified certain terms and conditions of the then existing mortgage loan agreement (the “Loan Agreement”).  Under the Loan Modification, the loan prepayment date was extended from September 11, 2008, to the earlier of September 11, 2009, or the date on which the Mall is sold to a third party.  The Loan Modification provided that if the Mall was not sold to a third party by September 11, 2009, then we would convey the Mall to the lender and the lender would accept such conveyance.  On September 11, 2009, the Company initiated the process of conveying the Property to the lender and the conveyance was finalized on September 18, 2009, in accordance with the terms of the Loan Modification.  As part of the conveyance, the Company received a release of all obligations under the Loan Agreement.

On September 22, 2009, we completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  The Company used $45 million from the secondary public offering to reduce the outstanding principal amount under its Prior Facility (as defined below) and the remaining amount was invested in short term securities.  The Company used the remaining offering proceeds in March of 2010 to further reduce the outstanding principal amount under the Modified Facility (as defined below) in connection with the execution of an amendment to the facility.

At December 31, 2009, the Company’s total-debt-to-total-market capitalization was 79.6% (exclusive of our pro-rata share of joint venture debt), compared to 83.6% at December 31, 2008.  A sharp reduction in our Common Share price has resulted in a ratio above our targeted range of 50–60%.  With the reduction in our Common Share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We will use the proceeds from future asset sales or equity offerings to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

The total-debt-to-total-market capitalization is calculated below (dollars, shares and OP Units in thousands, except for stock price):

	December 31,
	2009	2008
Stock Price (end of period)	$2.70	$2.81
Market Capitalization Ratio:
Common Shares outstanding	68,719	37,809
OP Units outstanding	2,986	2,986
Total Common Shares and OP Units outstanding at end of period	71,705	40,795

Market capitalization – Common Shares outstanding	$185,542	$106,243
Market capitalization – OP Units outstanding	8,062	8,391
Market capitalization – Preferred Shares	210,000	210,000
Total debt (end of period)	1,571,897	1,659,953
Total market capitalization	$1,975,501	$1,984,587

Total debt/total market capitalization	79.6%	83.6%
Total debt/total market capitalization including pro-rata share of joint ventures	80.6%	84.2%

Capital Resource Availability

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of  debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million.  On September 22, 2009, we completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares.  As of December 31, 2009, $285.0 million remains currently available under the shelf registration statement for future offerings.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  The Company has used $45 million from the secondary public offering to reduce the outstanding principal amount under the Prior Facility (as defined below) and the remaining amount was invested in short term securities.  The Company used the remaining offering proceeds in March 2010 to further reduce the outstanding principal amount under the Modified Facility (as defined below) in connection with the execution of an amendment to the facility.

In March 2010, we executed a Comprehensive Amendment to Amended and Restated Credit Agreement (the “Agreement” or “Modified Facility”) which amends our existing $470 million unsecured credit facility (the “Prior Facility”).  The Agreement modifies the Prior Facility and converts it to a partially secured revolving credit facility with an immediate reduction in the commitment amount to $370 million at closing.  Upon the closing of the previously announced joint venture transaction with The Blackstone Group® (“Blackstone”), the commitment amount will be reduced to $320 million.  The Agreement includes two one-year extension options, allowing for the extension of the maturity date of the Modified Facility to December 2012.  The extensions are subject to the satisfaction of certain conditions including reductions in the commitment amounts to $300 million at December 14, 2010 (the first extension) and $250 million at December 14, 2011 (the second extension).  In connection with the second extension, the Modified Facility’s aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the Agreement.  The Agreement also requires a reduction in the commitment amount to $275 million as of June 30, 2011.  As of March 4, 2010 the amount of borrowings outstanding on the Modified Facility was approximately $292 million.

The Agreement requires that proceeds generated from operating cash flow and capital events be used to reduce outstanding borrowings under the Modified Facility and limits dividends on our Common Shares to the greater of $0.40 per common share annually or to the amount required to maintain REIT status.  The Modified Facility increases the interest rate to LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Agreement modifies several of the key covenants of the Prior Facility including reducing the minimum fixed charge and minimum tangible net worth covenant and increasing the maximum recourse and maximum leverage covenants.  The minimum fixed charge covenant is modified from 1.50:1.0 to 1.35:1.0 with a further reduction to 1.30:1.0 if the Company completes $150 million in asset sales or completes the Blackstone joint venture and permanently reduces the commitment amount to $350 million.  The minimum tangible net worth covenant is modified from $1.0 billion to $675 million. The maximum recourse debt limitation is modified from 20% of our total asset value (“TAV”) to 27.5% of TAV. For purposes of calculating TAV, the property capitalization rate has been increased to 8.5% with an additional increase to 9.0% as of December 14, 2011. The maximum leverage covenant is modified from 65% to 70% with a reduction to 67.5% as of December 31, 2010.  We paid approximately $10 million in closing, arrangement, and amendment fees in accordance with the Agreement. Each extension option will require an extension fee in the amount of 0.15% of the then-current commitment amount upon exercise of the first option and 0.40% of the then-current commitment amount upon exercise of the second option.

In an effort to reduce our outstanding balance on our Modified Facility, the Company has entered into an agreement to sell Lloyd Center and WestShore Plaza properties to a newly formed joint venture (the “Joint Venture”) with Blackstone.  An affiliate of Blackstone will hold a 60% interest in the Joint Venture with Glimcher owning the remaining 40% interest.  We anticipate the net proceeds generated from this transaction to be approximately $60 million. These proceeds will be used to reduce amounts outstanding under our Modified Facility.  The Company anticipates this transaction to close during the first quarter of 2010.

At December 31, 2009, our mortgage notes payable were collateralized with first mortgage liens on eighteen of our Properties having a net book value of $1,419.9 million.  We have unencumbered Properties, developments and other corporate assets that have a net book value of $92.2 million.

Cash Activity

For the Year Ended December 31, 2009

Net cash provided by operating activities was $96.0 million for the year ended December 31, 2009.  This represented a $2.3 million increase compared to the year ended December 31, 2008.  This increase can be attributed to the net changes in operating assets and liabilities which experienced an increase in accounts receivable collections and a decrease in the amount of liabilities that were paid. Offsetting these two items were an increase in prepaid and other assets.

Net cash used in investing activities was $42.7 million for the year ended December 31, 2009.  We spent $43.7 million on our investments in real estate.  Of this amount, $18.8 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $7.7 million during the year ended December 31, 2009.  Also, we spent $5.9 million at Lloyd Center for the addition of a LA Fitness, $1.0 million at Northtown Mall relating to the addition of Herberger’s, and $1.6 million for redevelopment at The Mall at Johnson City.  We also spent $13.0 million to re-tenant existing spaces, with the most significant expenditures occurring at Grand Central Mall, Polaris Fashion Place (“Polaris”), Jersey Gardens Mall, The Mall at Johnson City, Northtown Mall, Ohio River Plaza, and Weberstown Mall.  The remaining amounts were spent on operational capital expenditures.  We invested $34.1 million in our unconsolidated real estate entities.  This investment primarily related to the funding of construction activity for Scottsdale Quarter.  Lastly, we invested $5.0 million through a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”) during August of 2009, the proceeds of which Tulsa REIT used to pay down the Tulsa Loan. Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical office building at Grand Central Mall, located in the City of Vienna, West Virginia.  We also received $17.7 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in Scottsdale Quarter.

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2009.  We received $63.4 million in combined loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  The net proceeds to the Company from the secondary public offering of Common Shares, after deducting underwriting commissions and discounts and offering expenses, were approximately $108.9 million.  Offsetting these increases to cash, we made $93.9 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on Great Mall in connection with its sale, and regularly scheduled principal payments of $17.8 million were made on various loan obligations.  Also, $45.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, the Company made payments of $15.2 million to reduce the outstanding balance under the Prior Facility.

For the Year Ended December 31, 2008

Net cash provided by operating activities was $93.7 million for the year ended December 31, 2008. This represented a $9.0 million decrease compared to the year ended December 31, 2007.  The decrease from the prior year can be attributed primarily to the four mall properties that were sold during 2007.

Net cash used in investing activities was $128.0 million for the year ended December 31, 2008.  During the year, we spent $95.4 million on our investment in real estate.  Of this amount, $67.9 million was primarily spent renovating and constructing additional GLA, including $36.3 million to fund the addition of a lifestyle component at Polaris.  We also spent $12.4 million in additional renovations at Northtown Mall primarily to add L.A. Fitness and Herberger’s.  We spent $4.1 million to expand The Mall at Johnson City, $3.6 million for redevelopment at Ashland Town Center and $8.0 million for expansions at Lloyd Center.  We also spent $13.1 million to re-tenant existing spaces at various Properties.  The remaining amounts were spent on operational capital expenditures.  We invested $81.4 million in our unconsolidated real estate entities.  Of this amount $57.0 million was attributed to our Scottsdale Quarter development.  The investment was used to fund the initial construction activity of this development.  We also funded $23.5 million in Puente representing our proportionate share of mortgage debt that was repaid when the lender and the Company did not agree on the syndication terms of the loan.  Offsetting these cash expenditures, we received $39.3 million in distributions from our unconsolidated real estate entities.  Of this amount $36.5 million relates to a return of our preferred investment in the Scottsdale Quarter development.  The remaining distributions came from our investment in both Puente and Tulsa.  Also, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.  Lastly, we received $6.1 million in proceeds from the sale of outparcels.

Net cash provided by financing activities was $29.8 million for the year ended December 31, 2008.  During 2008, we received $122.3 million in loan proceeds from the mortgage loan on Colonial Park Mall, Morgantown Mall and Northtown Mall.  Also, we received $62.1 million under our Prior Facility.  These proceeds were used primarily to fund our development activities at both our wholly-owned and joint venture Properties.  Offsetting these increases to cash, we made $76.4 million of principal payments on existing mortgage debt.  Of this amount, a $50.7 million principal payment was made on the Morgantown Mall mortgage debt in November 2008.  In addition, $8.6 million was utilized to repay the mortgage on Knox Village Square, which matured in February 2008.  Regularly scheduled principal payments on existing mortgages of $17.1 million were also made during the year.  We also paid $76.1 million in dividends to holders of our Common Shares, OP Units, and preferred shares.

For the Year Ended December 31, 2007

Net cash provided by operating activities was $102.7 million for the year ended December 31, 2007.

Net cash provided by investing activities was $65.9 million for the year ended December 31, 2007.  During 2007, we sold four of our Mall Properties:  Almeda Mall, Montgomery Mall, Northwest Mall, and University Mall. These sales were part of our corporate strategy to upgrade the quality of our portfolio.  We also sold a vacant anchor store at Ohio River Plaza.  Overall, we received $205.4 million for these sales. Offsetting this increase to cash was our $95.5 million investment in real estate.  Of this amount, we spent $45.5 million on redevelopment projects. We have spent $9.4 million at Polaris for the addition of a lifestyle component.  Also, we spent $12.9 million at The Mall of Johnson City, the majority of which is for a Dick’s Sporting Goods, as well as $5.1 million for the construction of a diner at Jersey Gardens Center.  We spent $3.2 million at Grand Central Mall for the Mid Ohio Medical Center in the former Kroger building.  We also spent $11.6 million for renovations with no incremental increase in GLA, the majority of which was spent at Lloyd Center for Nordstrom as well as the interior renovation to that Property.  We spent $16.2 million on replacing existing in-line and anchor space. Furthermore we spent $5.7 million on new developments.  Of this amount, $5.0 million was contributed to Vero Beach Fountains, LLC, a consolidated joint venture for potential retail development in Vero Beach, Florida, for a 50% interest in the venture.  The remaining amounts were spent on operational capital expenditures.  On October 9, 2007, we purchased Merritt for $30.0 million in cash and the assumption of $57.0 million of outstanding mortgage debt.  Lastly, during 2007, we spent $11.6 million on our investment in joint ventures.  Of this, $5.8 million was used for renovation activity at Puente.  Another $4.5 million was invested in our Scottsdale Quarter development.

Net cash used in financing activities was $158.2 million for the year ended December 31, 2007.  During 2007, we repaid $107.2 million of principal on existing mortgage debt.  This includes debt in the amount of $57.7 million extinguished in connection with the sale of Montgomery Mall, Almeda Mall, and Northwest Mall.  We also repaid an existing mortgage note at Colonial Park Mall in the amount of $32.0 million.  The remaining mortgage payments were part of normal principal amortization payments.  We also paid $94.7 million in dividends to holders of our Common Shares, OP Units, and preferred shares.  Offsetting these cash expenditures was $28.0 million we received from borrowings on our Prior Facility.

Financing Activity - Consolidated

Total debt decreased by $88.1 million during 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2008	$1,297,856	$362,097	$1,659,953
New mortgage debt	63,400	-	63,400
Repayment of debt	(76,065)	-	(76,065)
Debt amortization payments in 2009	(17,805)	-	(17,805)
Conveyance of Eastland Mall (Charlotte, NC)	(42,229)	-	(42,229)
Amortization of fair value adjustment	(166)	-	(166)
Net payments, credit facility	-	(15,191)	(15,191)
December 31, 2009	$1,224,991	$346,906	$1,571,897

During 2009, we entered into two new financing arrangements and paid off two loans.  On January 30, 2009, a GRT affiliate entered into a loan agreement to borrow up to $47.0 million secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall (the “Grand Central Loan”).  The Company received $40.0 million of proceeds on the loan.  The Grand Central Loan has an interest rate which is the greater of LIBOR plus 3.50% per annum or 5.50% and a maturity date of February 1, 2012, with two 12-month extensions available.  The Grand Central Loan requires the Company to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $46.1 million loan on Grand Central Mall that matured on February 1, 2009.  On February 28, 2009, a GRT affiliate entered into a loan agreement to borrow $23.4 million secured by a first mortgage lien and assignment of leases and rents on our Polaris Lifestyle Center (the “Polaris Lifestyle Loan”).  The Polaris Lifestyle Loan has an interest rate which is the greater of LIBOR plus 2.75% per annum or 4.75% and a maturity date of February 1, 2012, with one 18-month extension available.  The interest rate for the Polaris Lifestyle Loan was subsequently fixed through an interest rate protection agreement at 5.58% per annum.  The Polaris Lifestyle Loan requires the Company to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  As of December 31, 2009, we have drawn the full $23.4 million under the loan.  On January 5, 2009, we also repaid a $30.0 million variable rate mortgage loan secured by Great Mall, which was sold to a third party on the same date.

At December 31, 2009, our mortgage notes payable were collateralized with first mortgage liens on 18 of our Properties having a net book value of $1,419.9 million.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Joint Ventures

Total debt related to our unconsolidated real estate entities increased by $59.6 million during 2009.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2008	$148,334	$75,767
New mortgage debt	64,682	32,341
Repayment of debt	(5,070)	(2,636)
December 31, 2009	$207,946	$105,472

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50%.  As of December 31, 2009, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, the joint venture that owns Scottsdale Quarter closed on a $220 million construction loan (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of December 31, 2009, $128.4 million (of which $64.2 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes the interest rate on 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.

At December 31, 2009, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $236.4 million.  An affiliate of the Company executed a modification agreement for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification includes a $5.0 million payment towards principal and an increase in the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points. At December 31, 2009, the construction notes payable were collateralized with first mortgage liens on two properties having a net book value of $233.0 million.

Contractual Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2009 related to our consolidated operations as well as our pro-rata share of our obligations under our arrangements with unconsolidated real estate entities (in thousands):

Consolidated Obligations and Commitments:	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt (includes interest payments)	$1,859,661	$531,371	$485,051	$547,333	$295,906
Distribution obligations	11,530	11,530	-	-	-
OP Unit redemptions	8,242	8,242	-	-	-
Lease obligations	5,562	1,003	1,564	1,169	1,826
Tenant allowances	6,595	6,595	-	-	-
Purchase obligations	6,594	6,594	-	-	-
Total consolidated obligations and commitments	$1,898,184	$565,335	$486,615	$548,502	$297,732

Pro-rata Share of Joint Venture Obligations:	Total	2010	2011-2012	2013-2014	Thereafter
Ground lease obligation	$726,507	$2,722	$5,567	$5,736	$712,482
Long-term debt (includes interest payments)	113,111	29,047	84,064	-	-
Tenant allowances	6,227	6,227	-	-	-
Purchase obligations	8,195	8,195	-	-	-
Total pro-rata share of joint venture obligations	$854,040	$46,191	$89,631	$5,736	$712,482

Consolidated Obligations and Commitments

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2009, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2009, the Company declared distributions of $0.10 per Common Share ($7.2 million), to be paid during the first quarter of 2010.  Series F Preferred Shares and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $17.4 million per year.  As the Series F Preferred Shares and Series G Preferred Shares are redeemable at our option, the distribution obligation is presented through December 31, 2009. The distribution obligation for Series F Preferred Shares and Series G Preferred Shares is approximately $1.3 million and $3.0 million, respectively.

At December 31, 2009, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2009 is $8.2 million based upon a per unit value of $2.76 at December 31, 2009 (based upon a five-day average of the Common Stock price from December 23, 2009 to December 30, 2009).

Lease obligations include both our capital and operating lease obligations.  The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the consolidated balance sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2009 was $5.6 million.

At December 31, 2009, we had executed leases committing to $6.6 million in tenant allowances.  The leases will generate gross rents of approximately $64.5 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $6.6 million at December 31, 2009.

Commercial Commitments

The Credit Facility terms are discussed in Note 6 to the consolidated financial statements.

Pro-rata share of joint venture obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through a joint venture are as follows: 2010-$29.0 million and 2011-$84.1 million.  We have a pro-rata obligation for tenant allowances in the amount of $6.2 million for tenants who have signed leases at the joint venture Properties.  Our pro-rata share of purchase obligations are $8.2 million and primarily relate to construction commitments for our development work at Scottsdale Quarter.  Lastly, Scottsdale Quarter is subject to a 99-year ground lease and is discussed in detail below.  Our current annual pro-rata share of this obligation is approximately $2.7 million.

In the second quarter of 2006, the Company announced a joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company, to construct Scottsdale Quarter (the “Scottsdale Venture”).  The parties will conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Kierland is the managing member.  LLC Co. coordinates and manages the construction of Scottsdale Quarter.  As of December 31, 2009, Kierland has made net capital contributions of approximately $51.1 million to LLC Co. and holds a 50% common interest in consideration of $10.8 million of our investment and has 100% preferred interest on $40.3 million of our investment in LLC Co.  LLC Co. owns and operates Scottsdale Quarter (on land subject to a ground lease, the landlord of which is an affiliate of Wolff Company, under which LLC Co. is the tenant).  Related to the Scottsdale Venture, the Company and LLC Co. have the following commitments:

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

The table below provides the amount we spent on our capital expenditures (amounts in thousands) during the year ended December 31, 2009.

	Capital Expenditures for the Year Ended December 31, 2009
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$291	$36,400	$36,691
Redevelopment projects	$18,528	$10	$18,538
Renovation with no incremental GLA	$393	$2	$395

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$3,219	$790	$4,009
Non-anchor replacement	9,793	180	9,973
Operational capital expenditures	6,563	403	6,966
Total Property Capital Expenditures	$19,575	$1,373	$20,948

Off-Balance Sheet Arrangements

We have an ownership interest in the Scottsdale Venture, which is a joint venture that is constructing and managing Scottsdale Quarter.  A more detailed description of this joint venture, including the Company’s interest and investments in the joint venture, is available under the heading “Pro Rata Share of Joint Venture Obligations” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to our Consolidated Financial Statements included herein.  The Scottsdale Venture was determined to be a variable interest entity in accordance with Topic 810 – “Consolidations” of the ASC. The Company has determined that it is not the primary beneficiary of the Scottsdale Venture by using a quantitative approach consistent with Topic 810 - “Consolidations” of the ASC. This investment is accounted for using the equity method of accounting and is included in “Investment in and advances to unconsolidated real estate entities, net” in the Company’s Consolidated Balance Sheets.

GPLP has provided certain guarantees for the Scottsdale Venture relating to repayment obligations under the construction loan agreement that range from 10% to 50% of the outstanding loan amount based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  As of December 31, 2009 the Scottsdale Venture has borrowed $128.4 million on the construction loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50%, or $64.2 million, at December 31, 2009.  GPLP also has a performance guarantee to construct Scottsdale Quarter.  We expect to fund the costs of Scottsdale Quarter with both equity contributions and draws from the construction loan.  GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated at this time as it is dependent on future events.

GPLP has provided a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit until construction is substantially complete.  GPLP has also provided a letter of credit in the amount of $1.0 million as collateral for fees and claims arising from the Owner Controlled Insurance Program in place during the construction period.  The funds for this letter of credit originated from the Prior Facility.  We do not believe that the letter of credit will result in any liability to GRT or its affiliates.

Information regarding GPLP’s maximum exposure to loss at December 31, 2009 for the aforementioned guarantee and letters of credit is set forth in Note 12 to our Consolidated Financial Statements included herein.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company’s assets, with the expectation that it will lead to improved cash flow and greater shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties. We anticipate funding our expansions and renovations projects with the net cash provided by operating activities, the funds available under our Modified Facility, construction financing, long-term mortgage debt, and proceeds from the sale of assets.

Malls

The Polaris Lifestyle Center redevelopment project at Polaris centers around redevelopment of a former Kaufmann’s department store site, which we purchased from Macy’s, Inc. in the second quarter of 2007.  We recently completed construction of our $52.0 million addition of approximately 160,000 square feet of open-air retail space at Polaris Lifestyle Center.  The redevelopment was funded by proceeds from our Prior Facility, our cash reserves, and by the Polaris Lifestyle mortgage loan of $23.4 million.  Over 90% of the space is leased and includes stores and restaurants such as Barnes & Noble, Benihana, Buckeye Corner, Cantina Laredo, The Cheesecake Factory, Dave & Buster’s, Destination Maternity, Forever 21, Godfry’s, New Balance, The Pub, Schakolad Chocolate, and Sweet & Sassy.  We have now received all of the available proceeds on the $23.4 million loan.

At the Lloyd Center in Portland, Oregon, a new LA Fitness Signature Club opened in September 2009.  The two-story fitness center replaced space created when the adjacent Dollar Tree store downsized as well as utilized some lower-level space that, while ideal for a fitness format, was difficult space for traditional retail.  We have invested $14.4 million on this redevelopment project and feel this creative use of space offers a new mix to this Mall and to the surrounding area.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Upon completion, our Scottsdale Quarter development will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a planned hotel and residential complex that will be developed independently by entities unaffiliated with the Company.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 90% of the Phase 1 retail space addressed.  Apple, Brio, H&M, Oakville Grocery, West Elm, and Williams-Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for over 65% of the office space and the first office tenants moved in during the fourth quarter of 2009. The Scottsdale Quarter development will require an investment in hard costs of approximately $250 million with a stabilized return of approximately 8%.  The hard costs include construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments. In addition to the hard costs, we capitalize certain internal leasing costs, non-cash straight-line ground lease expenses, development fees, interest and real estate taxes.  As of December 31, 2009, we have recognized approximately $168 million in hard costs.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement.

We have opened Surprise Town Square, our new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre project consists of approximately 25,000 square feet of new retail space and the development’s first restaurant and outparcel has opened.  This development is part of our Surprise Venture and has been primarily funded by the Surprise Loan, a construction loan on the project.

We also continue to work on a pipeline of future development opportunities beyond Scottsdale Quarter and Surprise Town Square.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls  (“Mall Store Sales”) for the 12 months ended December 31, 2009 were $334 per square foot, a 4% decrease from the $348 per square foot reported for the twelve months ended December 31, 2008.  Comparable Mall Store Sales, which include only those stores open for the twelve months ended December 31, 2009 and the same period of 2008, decreased approximately 5.8%.  Retail sales were down for many national retailers due to the general market and economic factors that existed during the 2008 holiday season and much of fiscal year 2009.

Property Occupancy

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08
Core Malls (2):
Mall Anchors	93.6%	93.1%	93.1%	93.1%	94.0%
Mall Stores	92.5%	91.9%	90.3%	91.2%	94.4%
Total Consolidated Mall Portfolio	93.2%	92.6%	92.1%	92.4%	94.1%

Mall Portfolio – including Joint Ventures (3):
Mall Anchors	94.1%	93.7%	93.7%	93.3%	93.8%
Mall Stores	92.0%	91.5%	90.3%	91.2%	93.8%
Total Mall Portfolio	93.3%	92.9%	92.4%	92.5%	93.8%

Wholly-owned Community Centers:
Community Center Anchors	95.3%	95.6%	95.6%	89.1%	89.1%
Community Center Stores	88.3%	85.2%	87.0%	87.7%	88.5%
Total Community Center Portfolio	92.8%	92.6%	93.1%	88.7%	89.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Excludes the Company’s held-for-sale Malls and Malls held in joint ventures.
(3)	Excludes the Company’s held-for-sale Malls.

Core Mall store occupancy (for our wholly-owned malls) decreased to 92.5% at December 31, 2009 from 94.4% at December 31, 2008.  Core Mall anchor store occupancy (for our wholly-owned malls) decreased to 93.6% at December 31, 2009 from 94.0% at December 31, 2008.  The decrease in our anchor occupancy primarily relates to the bankruptcies and subsequent store closures of Steve & Barry’s, Circuit City, and Linen & Things.

Information Technology

During 2009, we implemented OnBase as our document imaging solution in our lease accounting department. The system has created efficiencies with the processing of lease documents and tenant adjustments as they are routed electronically throughout our organization for approval.  This system will diminish our need for the physical storage of these documents, increase the timeliness of their retrieval and give greater visibility for tracking these documents throughout the approval process. This key technology initiative has established the platform for enhanced productivity and system scalability.

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

In late 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  Previously, minority interest was not part of equity.  Under this new standard, minority interest is part of equity. This change affected key financial ratios, such as debt to equity ratios.  This standard also permitted the net equity balances of the noncontrolling interests of the Operating Partnership to be less than zero. Furthermore, the new standard did not require prior periods to be remeasured. Net income attributable to Glimcher Realty Trust would have been $3,760 and earnings per share would be $(0.29) for both common and diluted earnings per share for the year ended December 31, 2009 if accounted for under the previous method of accounting for noncontrolling interests. This guidance was effective no later than for fiscal years beginning after December 15, 2008.  Effective January 1, 2009, the Company began reporting the noncontrolling interests in the Operating Partnership in the equity section of the Company’s balance sheet.  The income or loss allocated to these noncontrolling interests has been affected by their proportionate ownership percentage of the Operating Partnership.

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

Effective January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was primarily codified into Topic 260 - “Earnings Per Share” in the ASC.  This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities.  The Company has outstanding unvested restricted stock which does include rights to non-forfeitable dividends.  The adoption did not have a material impact on the Company’s earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 855 - “Subsequent Events” in the ASC.  It establishes general standards of accounting and disclosure for events that occur after the balance sheet date, but before the financial statements are issued.  This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted this guidance and has provided the new disclosures as required.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE. This new standard is effective on the first annual reporting period that begins after November 15, 2009.  As a result of this new standard, we have determined that the Scottsdale Venture, as discussed in Note 12, will be reported prospectively as a consolidated entity beginning on January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC.  This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature.  This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009.  Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

In January of 2010 the FASB issued an accounting standards update to Topic 505 – “Equity” in the ASC. This update set forth guidance relating to account for distributions to shareholders with components of stock and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or stock with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2009, approximately 82.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.6 years, after taking into consideration optional pre-payment dates, and a weighted-average interest rate of approximately 5.8%.  At December 31, 2008, approximately 86.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years, after taking into consideration optional prepayment dates, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at December 31, 2009 and December 31, 2008, bears interest at variable rates with weighted-average interest rates of approximately 2.0% and 1.6%, respectively.

At December 31, 2009 and December 31, 2008, the fair value of our debt (excluding our Prior Facility) was $1,208.6 million and $1,302.0 million, respectively, compared to its carrying amounts of $1,225.0 million and $1,297.9 million, respectively.  Our combined future earnings, cash flows, and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at December 31, 2009 and 2008, a 100 basis point increase in the market rates of interest would decrease both our future earnings and cash flows by $2.4 million and $2.2 million, respectively.  Also, the fair value of our debt would decrease by approximately $34.6 million and $43.6 million, at December 31, 2009 and December 31, 2008, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.6 million and $2.2 million, for the quarter ended December 31, 2009 and 2008, respectively, and increase the fair value of our debt by approximately $36.1 million and $45.9 million, at December 31, 2009 and December 31, 2008, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed  an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 10, 2010

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

Item 9B. Other Information

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2009 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,677,441	$19.28	2,059,552

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statements

(1)	Financial Statements	Page Number
	- Report of Independent Registered Public Accounting Firm	61
	- Glimcher Realty Trust Consolidated Balance Sheets as of
	December 31, 2009 and 2008	62
	- Glimcher Realty Trust Consolidated Statements of Operations and
	Comprehensive Income for the years ended December 31, 2009,
	2008 and 2007	63
	- Glimcher Realty Trust Consolidated Statements of Equity
	for the years ended December 31, 2009, 2008 and 2007	64
	- Glimcher Realty Trust Consolidated Statements of Cash Flows
	for the years ended December 31, 2009, 2008 and 2007	65
	- Notes to Consolidated Financial Statements	66

(2)	Financial Statement Schedules
	- Schedule III - Real Estate and Accumulated Depreciation	99
	- Notes to Schedule III	101

(3)	Exhibits

2.1
Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of November 5, 2009 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership).

2.2
First Amendment to Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of January 14, 2010 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership).

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Amended and Restated Bylaws. (4)
3.3	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.4	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (10)
3.5
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (11)

4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
4.4	Form of Senior Debt Indenture. (26)
4.5	Form of Junior Debt Indenture. (26)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (24)
10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (24)
10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (24)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (24)
10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (24)
10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (24)

10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (24)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (24)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 8, 2008. (24)
10.12	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.13	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (12)
10.14	Severance Benefits Agreement, dated February 1, 2007, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Kim A. Rieck. (23)
10.15	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.16	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.17	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (14)
10.18	Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (16)
10.19	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (18)
10.20	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (8)
10.21	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (6)
10.22	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (17)
10.23	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender. (24)
10.24
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.25
Unconditional Guaranty of Payment and Performance, dated as of April 22, 2008, by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.26
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of five million dollars ($5,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.27
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of ten million dollars ($10,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.28
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of twenty-seven million two hundred and fifty thousand dollars ($27,250,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.29	Loan Agreement, dated as of June 3, 2008, by and between Puente Hills Mall, LLC and Eurohypo AG, New York Branch as administrative agent and lender. (24)
10.30
Assignment of Leases and Rents, dated as of June 3, 2008, from Puente Hills Mall, LLC to Eurohypo AG, New York Branch, as administrative agent (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.31
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture Filing, dated as of June 3, 2008, made by Puente Hills Mall, LLC to Commonwealth Land Title Company, as trustee, for the benefit of Eurohypo AG, New York Branch, as administrative agent and beneficiary (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.32
Limited Guaranty, dated as of June 3, 2008, by Glimcher Properties Limited Partnership in favor of Eurohypo AG, New York Branch (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.33
Promissory Note, dated as of June 3, 2008, issued by Puente Hills Mall, LLC in the amount of ninety million dollars ($90,000,000) (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.34	Agreement of Sale and Purchase, dated April 25, 2007, by and between Glimcher University Mall, L.P. and Somera Capital Management, LLC, as amended. (31)
10.35
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (29)

10.36
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (29)

10.37	Loan Agreement, dated as of January 30, 2009, between Grand Central Limited Partnership, as borrower, and First Commonwealth Bank, as lender. (27)
10.38	Term Note, dated January 30, 2009, issued by Grand Central Limited Partnership in favor of First Commonwealth Bank in the amount of $47,000,000. (27)
10.39	Credit Line Deed of Trust and Security Agreement, effective as of January 30, 2009, by Grand Central Limited Partnership to and for the benefit of First Commonwealth Bank. (27)
10.40	Assignment of Rents and Leases, effective as of January 30, 2009, by and between Grand Central Limited Partnership and First Commonwealth Bank. (27)
10.41	Limited Guaranty and Suretyship, dated as of January 30, 2009, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank. (27)
10.42
Second Modification of Loan Documents, dated as of July 13, 2009, by and among Tulsa Promenade, LLC, Charter One Bank, N.A. (a/k/a RBS Citizens, National Association d/b/a Charter One) and JP Morgan Chase Bank, N.A. (28)

10.43	Completion and Payment Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.44
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November  30, 2007, by Kierland Crossing, LLC for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.45
Limited Payment and Performance Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.46
Construction, Acquisition and Interim Loan Agreement, dated as of November 30, 2007, by and among Kierland Crossing, LLC, KeyBank National Association, as lender, each signing lender, and KeyBank National Association, as administrative agent (relates to Scottsdale construction financing). (23)

10.47	Assignment of Leases and Rents, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.48
Collateral Assignment of Construction Documents, Contracts, Licenses and Permits, dated as of November 30, 2007, between Kierland Crossing, LLC in favor of KeyBank National Association (related to Scottsdale construction financing). (23)

10.49
Collateral Assignment of Joint Development Agreement and Purchase Agreement and Escrow Instructions, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association, as Administrative Agent (relates to Scottsdale construction financing). (23)

10.50	Non-Recourse Exception Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.51
Form of Promissory Notes for Scottsdale Construction Loan with respect to KeyBank National Association, Eurohypo AG, New York Branch, The Huntington National Bank, U.S. Bank National Association, National City Bank, and PNC Bank, National Association, as lenders. (23)

10.52	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.53	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.54	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.55	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)

10.56	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.57	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.58	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated as of October 15, 2001, by Glimcher Ashland Venture, LLC to KeyBank National Association. (5)
10.59	Promissory Note, dated as of October 15, 2001, issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (5)
10.60	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.61	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.62	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (19)
10.63	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (25)
10.64	Promissory Note A1, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (7)
10.65	Promissory Note A2, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (7)
10.66	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 27, 2003, by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. (7)
10.67	Guaranty of Recourse Obligations by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc., dated as of August 27, 2003, relating to WestShore Plaza Mall. (7)
10.68
Promissory Note A1, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of eighty-five million dollars ($85,000,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.69
Promissory Note A2, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association in the amount of twenty-eight million five hundred thousand dollars ($28,500,000), relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.70
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.71
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.72	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.73	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.74	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.75	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.76	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (22)
10.77	Promissory Note, dated May 17, 2000, from Polaris Center, LLC to First Union National Bank, in the amount of $43,000,000, relating to the Polaris Towne Center existing debt. (9)
10.78	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (9)
10.79
Amended and Restated Promissory Note A, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $135,000,000, relating to the Polaris Fashion Place existing debt. (9)

10.80
Amended and Restated Promissory Note B, dated May 22, 2003, between UBS Warburg Real Estate Investments Inc. and PFP Columbus, LLC, for $24,837,623, relating to the Polaris Fashion Place existing debt. (9)

10.81	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc., relating to Polaris Fashion Place. (9)
10.82	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (9)

10.83
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.84
Promissory Note A1, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $85,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.85
Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. in the amount of $80,000,000, relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.86
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 among N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.87	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)
10.88	Loan Agreement, dated as of October 8, 2008, between Morgantown Mall Associates Limited Partnership and First Commonwealth Bank. (30)
10.89
Term Note, dated as of October 8, 2008, issued by Morgantown Mall Associates Limited Partnership to First Commonwealth Bank in the principal amount of $40,000,000 relating to Morgantown Mall located in Morgantown, WV. (30)

10.90	Deed of Trust and Security Agreement, effective as of October 14, 2008, by Morgantown Mall Associates Limited Partnership for the benefit of First Commonwealth Bank. (30)
10.91	Limited Guaranty and Suretyship Agreement, dated as of October 8, 2008, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank. (30)
10.92
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of KeyBank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (30)

10.93	Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein. (30)
10.94
Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (30)

10.95
Limited Payment Guaranty, dated as of October 22, 2008, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (30)

10.96
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of Huntington National Bank (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (30)

10.97
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of U.S. Bank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (30)

10.98	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.99	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.100	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.101
Guaranty of Recourse Obligations, dated as of December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)

10.102
Limited Liability Company Agreement of Kierland Crossing, LLC, dated as of May 12, 2006 (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (13)

10.103
Ground Lease, dated as of May 12, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (13)

10.104
First Amended and Restated Ground Lease, dated as of December 6, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (22)

10.105	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting). (20)
10.106	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (23)
10.107	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (23)
10.108	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (21)
10.109	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Trustee Awards). (24)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(5)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
(6)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(10)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on August 22, 2003.
(11)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(12)	Incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(13)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(14)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(17)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(18)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.

(19)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(21)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(22)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(23)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.
(24)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(25)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(26)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-3/A, SEC File No. 333-153257, filed with the Securities and Exchange Commission on November 26, 2008.
(27)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission on April 24, 2009.
(28)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 30, 2009.
(29)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(30)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 24, 2009.
(31)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the Securities and Exchange Commission on July 27, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST

/s/ Mark E. Yale
Mark E. Yale
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)
March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	March 11, 2010
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	March 11, 2010
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	March 11, 2010
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	March 11, 2010
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	March 11, 2010
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	March 11, 2010
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	March 11, 2010
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	March 11, 2010
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	March 11, 2010
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	March 11, 2010
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	March 11, 2010
William S. Williams

Report of the Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted certain provisions of Accounting Standards Codification Topic 810, "Consolidations," related to noncontrolling interests in the consolidated financial statements.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glimcher Realty Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 10, 2010

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS

	December 31,
	2009	2008
Investment in real estate:
Land	$251,001	$245,806
Buildings, improvements and equipment	1,839,342	1,768,589
Developments in progress	45,934	103,809
	2,136,277	2,118,204
Less accumulated depreciation	624,165	565,894
Property and equipment, net	1,512,112	1,552,310
Deferred costs, net	18,751	19,479
Real estate assets held-for-sale	-	64,774
Investment in and advances to unconsolidated real estate entities	138,898	124,470
Investment in real estate, net	1,669,761	1,761,033

Cash and cash equivalents	85,007	17,734
Non-real estate assets associated with discontinued operations	-	1,989
Restricted cash	12,684	14,209
Tenant accounts receivable, net	30,013	36,177
Deferred expenses, net	9,018	8,272
Prepaid and other assets	43,429	36,899
Total assets	$1,849,912	$1,876,313

LIABILITIES AND EQUITY

Mortgage notes payable	$1,224,991	$1,225,627
Mortgage notes payable associated with properties held-for-sale	-	72,229
Notes payable	346,906	362,097
Other liabilities associated with discontinued operations	-	1,937
Accounts payable and accrued expenses	59,071	66,457
Distributions payable	11,530	17,414
Total liabilities	1,642,498	1,745,761

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01
par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01
par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 68,718,924 and
37,808,639 shares issued and outstanding as of December 31, 2009
and December 31, 2008, respectively	687	378
Additional paid-in capital	666,489	564,098
Distributions in excess of accumulated earnings	(671,351)	(637,148)
Accumulated other comprehensive loss	(3,819)	(6,776)
Total Glimcher Realty Trust shareholders’ equity	202,006	130,552
Noncontrolling interest	5,408	-
Total equity	207,414	130,552
Total liabilities and equity	$1,849,912	$1,876,313

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Minimum rents	$185,269	$193,430	$186,517
Percentage rents	5,489	5,915	6,130
Tenant reimbursements	92,140	91,962	87,419
Other	25,527	28,418	22,834
Total revenues	308,425	319,725	302,900
Expenses:
Property operating expenses	64,978	66,413	63,261
Real estate taxes	36,218	34,789	31,738
Provision for doubtful accounts	5,849	5,918	3,740
Other operating expenses	9,372	13,207	8,282
Depreciation and amortization	80,962	81,696	73,876
General and administrative	18,711	17,952	16,484
Impairment loss	3,422	-	2,914
Total expenses	219,512	219,975	200,295

Operating income	88,913	99,750	102,605

Interest income	2,934	1,178	649
Interest expense	80,045	82,276	87,940
Other expenses, net	3,344	-	-
Equity in (loss) income of unconsolidated real estate entities, net	(3,191)	(709)	1,133
Income from continuing operations	5,267	17,943	16,447
Discontinued operations:
(Loss) gain on disposition of properties, net	(288)	1,244	47,349
Impairment loss, net	(183)	-	(27,464)
(Loss) income from operations	(1,036)	(2,418)	3,660
Net income	3,760	16,769	39,992
Add: allocation to noncontrolling interest	821	-	(1,635)
Net income attributable to Glimcher Realty Trust	4,581	16,769	38,357
Less: Preferred stock dividends	17,437	17,437	17,437
Net (loss) income available to common shareholders	$(12,856)	$(668)	$20,920

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.25)	$0.01	$(0.02)
Discontinued operations	$(0.03)	$(0.03)	$0.58
Net (loss) income to common shareholders	$(0.28)	$(0.02)	$0.56

EPS (diluted):
Continuing operations	$(0.25)	$0.01	$(0.02)
Discontinued operations	$(0.03)	$(0.03)	$0.58
Net (loss) income to common shareholders	$(0.28)	$(0.02)	$0.56

Weighted average common shares outstanding	46,480	37,775	37,340
Weighted average common shares and common share equivalent outstanding	49,466	40,762	40,336

Cash distribution declared per common share of beneficial interest	$0.4000	$1.2800	$1.9232

Net income	$3,760	$16,769	$39,992
Other comprehensive income (loss) on derivative instruments, net	3,144	(6,372)	(406)
Comprehensive income	6,904	10,397	39,586
Comprehensive (income) loss to noncontrolling interest	(187)	-	30
Comprehensive income attributable to Glimcher Realty Trust	$6,717	$10,397	$39,616

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2006	$60,000	$150,000	36,776,365	$368	$547,036	$(532,141)	$(28)	$1,772	$227,007

Distributions declared, $1.9232 per share						(73,122)		(4,553)	(77,675)
Distribution Reinvestment and Share Purchase Plan			18,142	-	450				450
Exercise of stock options			841,032	9	15,302				15,311
OP unit conversion			8,000	-	1				1
Restricted stock grant, net of cancellations			43,500	-					-
Amortization of restricted stock					845				845
Amortization of long term incentive grant					555				555
Preferred stock dividends						(17,437)			(17,437)
Net income						38,357		1,635	39,992
Other comprehensive loss on derivative instruments							(406)		(406)
Stock option expense, net of offering costs					447				447
Transfer to noncontrolling interest in partnership					(1,176)		30	1,146	-
Balance, December 31, 2007	60,000	150,000	37,687,039	377	563,460	(584,343)	(404)	-	189,090

Distributions declared, $1.2800 per share						(52,137)			(52,137)
Distribution Reinvestment and Share Purchase Plan			29,678	-	298				298
OP unit conversion			1,589	-					-
Restricted stock grant			90,333	1					1
Amortization of restricted stock					787				787
Reversal of long term incentive grant					(555)				(555)
Preferred stock dividends						(17,437)			(17,437)
Net income						16,769			16,769
Other comprehensive loss on derivative instruments							(6,372)		(6,372)
Stock option expense, net of offering costs					108				108
Balance, December 31, 2008	60,000	150,000	37,808,639	378	564,098	(637,148)	(6,776)	-	130,552

Distributions declared, $0.4000 per share						(21,347)		(1,194)	(22,541)
Distribution Reinvestment and Share Purchase Plan			62,952	-	169				169
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					753				753
Preferred stock dividends						(17,437)			(17,437)
Net income						4,581		(821)	3,760
Other comprehensive income on derivative instruments							3,144		3,144
Stock option expense					157				157
Issuance of common stock			30,666,667	307	114,693				115,000
Stock issuance costs					(6,143)				(6,143)
Transfer to noncontrolling interest in partnership					(7,236)		(187)	7,423	-
Balance, December 31, 2009	$60,000	$150,000	68,718,924	$687	$666,489	$(671,351)	$(3,819)	$5,408	$207,414

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Net income	$3,760	$16,769	$39,992
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for doubtful accounts	6,156	7,987	5,995
Charge to fully reserve note receivable	4,966	-	-
Depreciation and amortization	80,962	81,696	76,770
Amortization of financing costs	2,694	2,076	2,024
Operating distribution from unconsolidated real estate entities	520	-	-
Equity in loss (income) of unconsolidated real estate entities, net	3,191	709	(1,133)
Capitalized development costs charged to expense	243	373	1,228
Gain on the fair market value adjustment of derivative	(1,622)	-	-
Impairment losses, net	3,605	-	30,378
Gain on sale of operating real estate assets	(1,482)	-	-
Gain on sale of properties from discontinued operations	-	(1,244)	(47,349)
Gain on sale of outparcels	(530)	(883)	(1,555)
Loss on disposition of property	288	-	-
Stock compensation related expense	910	464	1,877
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	532	(4,585)	4,988
Prepaid and other assets	(7,501)	(1,910)	(3,895)
Accounts payable and accrued expenses	(645)	(7,746)	(6,664)

Net cash provided by operating activities	96,047	93,706	102,656

Cash flows from investing activities:
Additions to investment in real estate	(43,683)	(95,432)	(95,470)
Acquisitions of properties	-	-	(30,033)
Investment in unconsolidated real estate entities	(34,130)	(81,373)	(11,567)
Proceeds from sale of assets	-	-	90
Proceeds from sale of properties	23,979	9,450	205,404
Proceeds from sale of outparcels	1,607	6,060	2,724
Withdrawals from restricted cash	1,708	192	75
Additions to deferred expenses and other	(4,832)	(6,161)	(5,328)
Cash distributions from unconsolidated real estate entities	17,700	39,310	-
Issuance of notes receivable to unconsolidated real estate entities	(5,000)	-	-

Net cash (used in) provided by investing activities	(42,651)	(127,954)	65,895

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(15,191)	62,097	28,000
Additions to deferred financing costs	(3,626)	(2,233)	-
Proceeds from issuance of mortgages and other notes payable	63,400	122,250	-
Principal payments on mortgages and other notes payable	(93,870)	(76,437)	(107,238)
Proceeds from issuance of common stock, net	108,857	-	-
Exercise of stock options and other	169	299	15,761
Cash distributions	(45,862)	(76,141)	(94,678)

Net cash provided by (used in) financing activities	13,877	29,835	(158,155)

Net change in cash and cash equivalents	67,273	(4,413)	10,396

Cash and cash equivalents, at beginning of year	17,734	22,147	11,751

Cash and cash equivalents, at end of year	$85,007	$17,734	$22,147

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional and super regional malls (“Malls”) and community shopping centers (“Community Centers”).  At December 31, 2009, GRT both owned interests in and managed 25 operating Properties, consisting of 21 Malls (19 wholly owned and 2 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  In addition, the Company owns a partial interest in a development property.  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”).  As of December 31, 2009, GRT was a limited partner in GPLP with a 95.5% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.3% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

We have evaluated subsequent events through the time of filing this Form 10-K with the Securities & Exchange Commission (“SEC”).  Material subsequent events that have occurred since December 31, 2009 that required disclosure in these financial statements are presented in Note 25 “Subsequent Events.”

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred.  The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Final billings to tenants for real estate taxes, insurance and other shopping center operating expenses in 2008 and 2007 which were billed in 2009 and 2008, respectively did not vary significantly as compared to the estimated receivable balances. Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income (“NOI”) performance and conducts a detailed evaluation of the Properties. The evaluation consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

In the fourth quarter of 2009 as part of its normal quarterly review, the Company recognized a $3,422 non-cash impairment charge on the potential retail development in Vero Beach, Florida as discussed in Note 13, “Investment in Joint Ventures – Consolidated.”  During the fourth quarter of 2007 as part of its normal quarterly review, the Company recognized a $2,914 non-cash impairment charge on our Jersey Gardens Center.  The charge resulted from a ground lease for a diner restaurant with an option to purchase by the tenant and a sales contract for the last undeveloped parcel.  The purchase price under the ground lease option and the sales price for the final undeveloped parcel were less than the basis of these parcels.

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

	Years Ended December 31,
	2009	2008	2007
Interest expense	$77,385	$80,286	$86,073
Amortization of loan fees	2,660	1,990	1,867
Total interest expense	80,045	82,276	87,940
Interest capitalized	5,364	6,694	4,793
Total interest costs	$85,409	$88,970	$92,733

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

The Company treats distributions from joint ventures as operating activities if they meet all three of the following conditions: the amount represents the cash effect of transactions or events; the amounts result from a company’s normal operations; the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities: lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Statement of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the property.  Cash distributed that does not exceed the retained earnings of the property, is classified in the Company’s Consolidated Statement of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from investing activity.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media.  Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations.  Advertising expense was $5,321, $5,863, and $5,449 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code.  GPLP wholly owns GDC.  For federal income tax purposes, GDC is treated as a separate entity and taxed as a C-Corporation.  As required by Topic 740 – “Income Taxes” in the ASC, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of GDC.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Noncontrolling Interest

Noncontrolling interests represent the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).  Income or loss allocated to noncontrolling interest is based on the Unit Holders ownership percentage of the Operating Partnership.  The ownership percentage is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional shares of beneficial interest of GRT (the “Common Shares,” “Shares” or “Share”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

Non-cash transactions resulting from other accounts payable and accrued expenses for ongoing operations such as real estate improvements and other assets were $705 and $6,857 as of December 31, 2009 and 2008, respectively.  In connection with the sale of University Mall, the Company received a $5,000 non-interest bearing note that was discounted to its present value in 2007.  During the fourth quarter of 2009, the Company received information pertaining to the $5,000 note receivable that indicated that the financial condition of the note’s issuer made collection of the note unlikely. Accordingly, the Company reserved the entire amount of the note. This is recorded in “Other expense, net” in the Company’s Consolidated Statements of Operations and Comprehensive Income . In connection with the  purchase of Merritt Square Mall in Merritt Island, Florida which occurred in 2007, the Company assumed a $57,000 mortgage loan with a 5.35% interest rate.  With the conveyance of Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which occurred in 2009 the Company retired the $42,229 mortgage loan associated with the property.

Share distributions of $6,872 and $12,099 and Operating Partnership distributions of $299 and $956 were declared, but not paid as of December 31, 2009 and 2008, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of December 31, 2009 and 2008.  Distributions for GRT’s 8.125% Series G Cumulative Preferred Shares of Beneficial Interest of $3,046 were declared, but not paid as of December 31, 2009 and 2008.

Comprehensive Income

Topic 220 – “Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income and all other non-owner charges in shareholders’ equity during a period, including unrealized gains and losses from value adjustments on certain derivative instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”)  in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

In late 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” which was primarily codified into Topic 810 - “Consolidation” in the ASC.  Previously, minority interest was not part of equity.  Under this new standard, minority interest is part of equity. This change affected key financial ratios, such as debt to equity ratios.  This standard also permitted the net equity balances of the noncontrolling interests of the Operating Partnership to be less than zero. Furthermore, the new standard did not require prior periods to be remeasured. Net income attributable to Glimcher Realty Trust would have been $3,760 and earnings per share would be $(0.29) for both common and diluted earnings per share for the year ended December 31, 2009 if accounted for under the previous method of accounting for noncontrolling interests. This guidance was effective no later than for fiscal years beginning after December 15, 2008.  Effective January 1, 2009, the Company began reporting the noncontrolling interests in the Operating Partnership in the equity section of the Company’s balance sheet.  The income or loss allocated to these noncontrolling interests has been affected by their proportionate ownership percentage of the Operating Partnership.

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

Effective January 1, 2009, the Company adopted FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which was primarily codified into Topic 260 - “Earnings Per Share” in the ASC.  This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents (such as restricted stock units granted by the Company) be considered participating securities. The Company has outstanding unvested restricted stock which does include rights to non-forfeitable dividends.  The adoption did not have a material impact on the Company’s earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into Topic 55 - “Subsequent Events” in the ASC. It establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective for interim or annual periods beginning after June 15, 2009.  The Company adopted this guidance and has provided the new disclosures as required.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that begins after November 15, 2009. As a result of this new standard, the Company has determined that the Scottsdale Venture, as discussed in Note 12, will be reported as a consolidated entity prospectively beginning on January 1, 2010.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," which was primarily codified into Topic 105 - "Generally Accepted Accounting Standards" in the ASC.  This standard will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and other related accounting literature.  This standard condenses the thousands of GAAP pronouncements into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  This guidance became effective for financial statements issued for reporting periods that ended after September 15, 2009. Beginning in the third quarter of 2009, this guidance impacts the Company's financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

In January of 2010 the FASB issued an accounting standards update to Topic 505 – “Equity” in the ASC. This update set forth guidance relating to account for distributions to shareholders with components of stock and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or stock with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by Topic 205 - “Presentation of Financial Statements” in the ASC have been made in the financial statements in order to conform to the 2009 presentation.

3.	Real Estate Assets Held-for-Sale

As required by Topic 360 - “Property, Plant and Equipment” in the ASC, long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  During the year ended December 31, 2008, the Company sold one property, Knox Village Square for $9,500.  As of December 31, 2008, the Company classified two Malls (The Great Mall of the Great Plains (“Great Mall”) and Eastland Charlotte) and one Community Center (Ohio River Plaza) as held-for-sale.  During the year ended December 31, 2009, the Company sold one Property, Great Mall, for $20,500 and conveyed one Property, Eastland Charlotte to the lender during September of 2009.  The third property that was held for sale as of December 31, 2008, Ohio River Plaza, was reclassified in the fourth quarter of 2009 to held-for-investment. Accordingly, the Company reinstated depreciation expense during the fourth quarter of 2009 associated with this reclassification to held-for-investment.  The Company remains committed to sell this non-strategic Community Center as a long-term strategy; however, based upon the current conditions of the commercial real estate market, it is anticipated that it will take more than a year to sell.  As of December 31, 2009, the Company did not classify any Properties as held-for-sale.  The table below provides information on the held-for-sale assets.

	December 31,
	2009	2008
Number of Properties held-for-sale	-	3
Real estate assets held-for-sale	$-	$64,774
Mortgage notes payable associated with properties held-for-sale	$-	$72,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

4.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable – Assets Held-For-Investment	December 31,
	2009	2008
Billed receivables	$14,920	$18,271
Straight-line receivables	17,618	18,758
Unbilled receivables	7,149	8,950
Less: allowance for doubtful accounts	(9,674)	(9,802)
Net accounts receivable	$30,013	$36,177

Accounts Receivable – Assets Held-For-Sale (1)	December 31,
	2009	2008
Billed receivables	$-	$2,394
Straight-line receivables	-	311
Unbilled receivables	-	179
Less: allowance for doubtful accounts	-	(2,884)
Net accounts receivable	$-	$-

(1)	Included in non-real estate assets associated with discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

5.	Mortgage Notes Payable as of December 31, 2009 and December 31, 2008 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2009	2008	2009	2008
Fixed Rate:
Johnson City Venture, LLC	$37,278	$37,827	8.37%	8.37%		(a)	$37,026	June 1, 2010
Polaris Center, LLC	38,819	39,423	8.20%	8.20%	(k)	(a)	$38,543	(e)
Catalina Partners, LP	42,250	42,250	4.72%	4.72%	(l)	(b)	$42,250	April 23, 2011
Glimcher Northtown Venture, LLC	40,000	40,000	6.02%	6.02%	(m)	(b)	$40,000	(f)
Morgantown Mall Associates, LP	39,335	39,951	6.52%	6.52%	(n)	(a)	$38,028	(g)
Glimcher Ashland Venture, LLC	23,081	23,701	7.25%	7.25%		(a)	$21,817	November 1, 2011
Polaris Lifestyle Center LLC	23,400	-	5.58%	-	(o)	(b)	$23,400	(q)
Dayton Mall Venture, LLC	52,948	54,015	8.27%	8.27%	(k)	(a)	$49,864	(h)
Glimcher WestShore, LLC	90,115	91,921	5.09%	5.09%		(a)	$84,824	September 9, 2012
PFP Columbus, LLC	134,436	137,144	5.24%	5.24%		(a)	$124,572	April 11, 2013
LC Portland, LLC	126,340	128,779	5.42%	5.42%	(k)	(a)	$116,922	(i)
JG Elizabeth, LLC	150,274	153,260	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	103,752	105,686	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	56,637	57,675	7.54%	7.54%	(k)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,433	50,000	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,493	43,000	5.87%	5.87%		(a)	$38,057	December 11, 2016
Tax Exempt Bonds (t)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,186,591	1,180,632

Variable Rate:
Grand Central, LP	39,706	-	5.50%	-	(p)	(a)	$37,917	(r)

Other:
Fair value adjustments	(1,306)	(1,140)
Extinguished debt	-	46,135		7.18%

Mortgage Notes Payable	$1,224,991	$1,225,627

Properties Held-for-Sale
GM Olathe, LLC (u)	$-	$30,000		4.30%
Charlotte Eastland Mall, LLC (s)	-	42,229		8.50%
Mortgage Notes Payable Associated with Properties Held-for-Sale	$-	$72,229

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010; thereafter, monthly payments of principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures in June 2030, with an optional prepayment (without penalty) date on June 1, 2010.
(f)	The loan matures on October 21, 2011; however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011; however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(i)	The loan matures in June 2033, with an optional prepayment (without penalty) date on June 11, 2013.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)	Interest rate escalates after optional prepayment date.
(l)	Interest rate of LIBOR plus 165 basis points fixed through a swap agreement at a rate of 4.72% at December 31, 2009 and December 31, 2008.
(m)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at December 31, 2009 and December 31, 2008.
(n)	Interest rate of LIBOR plus 350 basis points fixed through a swap agreement at a rate of 6.52% at December 31, 2009 and December 31, 2008.
(o)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through a swap agreement at a rate of 5.58% at December 31, 2009.
(p)	Interest rate is the greater of LIBOR plus 350 basis points or 5.50%.
(q)	The loan matures on February 1, 2012, however, the Company has one, 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(r)	The loan matures on February 1, 2012, however, the Company has two, one-year extension options that would extend the maturity date of the loan to February 1, 2014.
(s)	The Property was conveyed to the lender in 2009, without penalty, and the Company was released of all obligations under the loan agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,419,909 and $1,464,607 at December 31, 2009 and December 31, 2008, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes they are in compliance with all covenants at December 31, 2009.  Additionally, $162,852 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens Mall, have been guaranteed by GPLP as of December 31, 2009.

Principal maturities (excluding extension options) on mortgage notes payable during the five years subsequent to December 31, 2009, are as follows:

2010	$94,303
2011	83,612
2012	193,215
2013	314,617
2014	271,513
Thereafter	267,731
$1,224,991

6.	Notes Payable

The Company’s $470,000 unsecured credit facility (“Credit Facility”) matured in December 2009, however  the Company exercised its one-year extension option, thus extending the maturity to December 2010.  The interest rate ranges from LIBOR plus 0.95% to LIBOR plus 1.40% depending upon the Company’s ratio of debt to total asset value.  The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified minimum net worth requirement; a total debt to total asset value ratio; a secured debt to total asset value ratio; a recourse indebtedness to total asset value ratio; an interest coverage ratio; and a fixed charge coverage ratio.  The Company is in compliance with all covenants at December 31, 2009.  As discussed in Note 25 “Subsequent Events,” the Company executed an amendment to the Credit Facility on March 4, 2010.

At December 31, 2009, the outstanding balance on the Credit Facility was $346,906.  Additionally, $21,405 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2009, the unused balance of the Credit Facility available to the Company was $101,689 and the average interest rate on the outstanding balance was 2.12%.  During October 2009, one of the participating banks under the Credit Facility cured the default of its funding obligation and as a result, there is no longer a reduction in the Company’s available capacity under the Credit Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

7.	Income Taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Net income attributable to Glimcher Realty Trust	$4,581	$16,769	$38,357
Add: Net income of taxable REIT subsidiaries	2,053	77	1,488
Net income from REIT operations (1)	6,634	16,846	39,845
Add: Book depreciation and amortization	79,979	77,552	72,901
Less: Tax depreciation and amortization	(57,931)	(56,178)	(57,321)
Book gain from capital transactions and impairments	(1,442)	(1,978)	(17,229)
Tax (loss) gain from capital transactions	(66,660)	2,380	126
Stock options	560	413	(5,418)
Executive Compensation	(204)	(1,675)	-
Intangible Assets	(1,679)	(2,720)	(1,157)
Other book/tax differences, net	2,448	(1,490)	(659)
Taxable (loss) income before adjustments	(38,295)	33,150	31,088
Less: Capital gains	-	(3,909)	(126)
Adjusted taxable (loss) income subject to 90% requirement	$(38,295)	$29,241	$30,962

(1)	Adjustments to “Net income from REIT operations” are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Cash dividends paid	$44,011	$71,836	$88,917
Less: Dividends designated to prior year	(4,359)	(22,479)	(22,041)
Plus: Dividends designated from following year	-	4,359	22,479
Less: Portion designated return of capital	(39,652)	(20,566)	(58,267)
Dividends paid deduction	$-	$33,150	$31,088

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Ordinary income	$-	-%	$0.3667	38.20%	$0.3635	18.90%
Return of capital	0.6200	100.00	0.5443	56.70	1.5582	81.02
Capital gains	-	-	0.0174	1.81	-	-
Unrecaptured Section 1250 gain	-	-	0.0316	3.29	0.0015	0.08
	$0.6200	100.00%	$0.9600	100.00%	$1.9232	100.00%

For 2009 and 2008, the common share dividend declared in December and paid in January will be reported in the 2010 and 2009 tax years, respectively.  For 2007, the common share dividend declared in December and paid in January was deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2007 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Ordinary income	$-	-%	$1.9297	88.21%	$2.1787	99.59%
Return of capital	1.6407	100.00	-	-	-	-
Capital gains	-	-	0.0918	4.20	-	-
Unrecaptured Section 1250 gain	-	-	0.1661	7.59	0.0089	0.41
	$1.6407	100.00%	$2.1876	100.00%	$2.1876	100.00%

For 2009, the Series F Preferred dividends declared in December and paid in January will be reported in the 2010 tax year.  For 2008 and 2007, the Series F Preferred dividends declared in December and paid in January were deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2008 and 2007 tax years, respectively.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Ordinary income	$-	-%	$1.7917	88.20%	$2.0230	99.60%
Return of capital	1.5234	100.00	-	-	-	-
Capital gains	-	-	0.1543	7.60	-	-
Unrecaptured Section 1250 gain	-	-	0.0852	4.20	0.0082	0.40
	$1.5234	100.00%	$2.0312	100.00%	$2.0312	100.00%

For 2009, the Series G Preferred dividends declared in December and paid in January will be reported in the 2010 tax year.  For 2008 and 2007, the Series F Preferred dividends declared in December and paid in January were deemed paid on December 31, per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2008 and 2007 tax years, respectively.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

Deferred tax assets (liabilities):

	2009	2008	2007
Investment in partnership	$129	$240	$99
Capitalized development costs	(1,148)	(1,263)	(1,009)
Depreciation and amortization	(69)	(8)	(19)
Charitable contributions	22	22	22
Accrued bonuses	232	337	-
Interest expense	3,911	2,698	2,096
Other	(3)	3	7
Net operating losses	4,723	2,467	2,282
Net deferred tax asset	7,797	4,496	3,478
Valuation allowance	(7,797)	(4,496)	(3,478)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $11,808 at December 31, 2009 and will begin to expire in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The income tax provision consisted of $4, $8, and $6 in 2009, 2008 and 2007, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in consolidated statements of operations differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries, as a result of state income taxes and the utilization of tax loss carryforwards of $29 in 2007.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2009 and 2008, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards and non-deductible interest expense. The valuation allowance was determined in accordance with the provisions of Topic 740 – “Income Taxes” in the ASC which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of Topic 740 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative loss within GDC represented negative evidence sufficient to require a full valuation allowance under the provisions of Topic 740.  The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

Topic – 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company has compiled a listing of its tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITs were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  As the Company did not conclude that any uncertain tax positions existed, there was no tax benefit or penalty recognized in the financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009.  The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2009 or in the Consolidated Balance Sheets as of December 31, 2009.  As of December 31, 2009, returns for the calendar years 2006 through 2008 remain subject to examination by U.S. in various state tax jurisdictions.

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

On February 23, 2004, the Company completed a $150,000 public offering of 6,000,000 shares of Series G Preferred Shares.  Aggregate net proceeds of the offering were $145,300.  Distributions on the Series G Preferred Shares are payable quarterly in arrears.  The Company generally may redeem the Series G Preferred Shares anytime on or after February 23, 2009, at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2009, 2008 and 2007, the Company had no hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive loss” related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $3,271 will be reclassified as an increase to interest expense.

As of December 31, 2009, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $249,985.  All six derivative instruments were interest rate swaps.

The table below presents the fair value of the Company’s hedging derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2009, 2008 and 2007.

	Liability Derivatives
	As of December 31,
		2009	2008	2007
	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Accounts Payable & Accrued Expenses	$3,599	$6,743	$436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $3,599, $6,743 and $436 in accounts payable and accrued expenses at December 31, 2009, 2008 and 2007, respectively, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in “Accumulated other comprehensive income” will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2009, 2008 and 2007:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) Years ending December 31,			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Years ending December 31,

	2009	2008	2007		2009	2008	2007

Interest Rate Products	$(3,024)	$(7,391)	$(105)	Interest expense	$(6,168)	$(1,084)	$271

During the year ended December 31, 2009, the Company recognized additional other comprehensive income of $3,144, to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2009, net of $6,168 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $187 of “Accumulated other comprehensive income” to noncontrolling interest participation during the year ended December 31, 2009.  During the year ended December 31, 2008, the Company recognized additional other comprehensive income of $(6,372) to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2008, net of $1,084 in reclassifications to earnings for interest rate swap settlements during the period.  During the year ended December 31, 2007, the Company recognized additional other comprehensive income of $(376) to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2007, net of $(271) in reclassifications to earnings for interest rate swap settlements during the period.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.  During the years ended December 31, 2009, 2008 and 2007, the Company had no hedge ineffectiveness in earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,049.  As of December 31, 2009, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at December 31, 2009 and December 31, 2008, it would have been required to settle its obligations under the agreements at their termination value of $4,049 and $7,126, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009, 2008 and 2007, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Liabilities:
Derivative instruments, net	$-	$3,599	$-	$3,599

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liabilities:
Derivative instruments, net	$-	$6,743	$1,622	$8,365

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2007
Liabilities:
Derivative instruments, net	$-	$436	$1,622	$2,058

The Company has one fair value measurement using significant unobservable inputs (Level 3) as of December 31, 2009.  The fair value measurement relates to an embedded derivative liability for a potential development in Vero Beach, Florida.  As of December 31, 2008, the fair value of this embedded derivative was $1,622.  During the fourth quarter of 2009, the Company determined that any future development of this land by the Company was unlikely.  Accordingly, the Company recorded this decrease in fair value of the embedded derivative and recorded a gain in the Consolidated Statement of Operations and Comprehensive Income in “Other expenses, net.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

11.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2037.  The minimum future base rentals under non-cancelable operating leases as of December 31, 2009 are as follows:

2010	$171,330
2011	147,962
2012	119,406
2013	104,666
2014	88,583
Thereafter	287,171
$919,118

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments which caused rental revenue to decrease by $1,144, $1,750, and $1,403 for the years ended December 31, 2009, 2008 and 2007, respectively.  In 2009, 2008, and 2007, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

12.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of December 31, 2009 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  The Company evaluated each of the Ventures individually to determine whether consolidation was required.  For each of the Ventures listed below, it was determined that each qualified for treatment as an unconsolidated joint venture and are accounted for under the equity method of accounting.  A description of each of the Ventures is provided below:

•	ORC Venture

Consists of a 52% interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture acquired two Mall Properties - Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).  The ORC Venture acquired Puente from an independent third party in December 2005 and acquired Tulsa from GPLP in March 2006.

•	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (the “Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable space in Scottsdale, Arizona (the “Scottsdale Quarter”).  The Scottsdale Venture was determined to be a VIE in accordance with Topic 810 - “Consolidation” in the ASC.  The Company determined that it was not the primary beneficiary of the Scottsdale Venture by using a quantitative approach consistent with Topic 810.  The Company performed a probability cash flow weighting analysis utilizing different market based assumptions, including varying capitalization rates and changes in expected financial performance to make the conclusion.  Accordingly, the Company’s interest in this venture is accounted for using the equity method of accounting in accordance with Topic 323 - “Investments-Equity Method and Joint Ventures” in the ASC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The Company and Wolff each contributed an initial investment of $10,750 to the Scottsdale Venture, which represents common equity contributions of each party.  As of December 31, 2008, the Company had $24,500 cumulative preferred investments outstanding in the Scottsdale Venture (with no corresponding investment by Wolff).  During the year ended December 31, 2009, the Company made additional cumulative preferred investments in the Scottsdale Venture in the amount of $24,500 (with no corresponding investment by Wolff).  The Company received payments from the Scottsdale Venture in the amount of $5,200 and $3,500 on March 4, 2009 and May 1, 2009, respectively, representing a partial return of its preferred investment.  As of December 31, 2009, our preferred investment in the Scottsdale Venture is $40,300 and is eligible to receive a weighted average preferred return of up to 21.0%.  The Company’s total investment in the Scottsdale Venture is $51,050 at December 31, 2009.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of 12/31/09	Company’s Maximum Exposure to Loss as of 12/31/09
Construction loan (1)	$128,363	$64,182
Ground lease letter of credit (2)	-	20,000
Owner controlled insurance program (3)	-	1,026
Total	$128,363	$85,208

(1)
GPLP has provided certain guarantees relating to repayment obligations under the construction loan agreement that ranges from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  At December 31, 2009 the Scottsdale Venture had borrowed $128,363 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $64,182, at December 31, 2009.  GPLP also has a performance guarantee to construct the development.  The estimated cost to construct the Scottsdale Quarter is $250,000 of which, $168,000 in construction costs have been incurred through December 31, 2009.  The Company expects to fund the remaining costs of the Scottsdale Development with both equity contributions and draws from the construction loan.  GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

(2)
GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of the Scottsdale Quarter.  GPLP shall maintain the letter of credit for the Scottsdale Quarter until substantial completion of the construction occurs.

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

The Company may provide management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $3,966, $4,513 and $2,277 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheets	December 31,
	2009	2008
Assets:
Investment properties at cost, net	$282,687	$243,236
Construction in progress	180,230	119,837
Intangible assets (1)	6,552	8,030
Other assets	21,805	21,262
Total assets	$491,274	$392,365

Liabilities and members’ equity:
Mortgage notes payable	$207,946	$148,334
Notes payable (2)	5,000	-
Intangibles (3)	5,452	7,333
Other liabilities (4)	56,470	31,493
	274,868	187,160
Members’ equity	216,406	205,205
Total liabilities and members’ equity	$491,274	$392,365

GPLP’s share of members’ equity	$131,570	$118,118

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $204 and $274 for above-market acquired leases as of December 31, 2009 and December 31, 2008, respectively, and $5,656 and $7,607 for below-market acquired leases as of December 31, 2009 and December 31, 2008, respectively.

(4)	Includes a liability for the straight-line adjustment for a ground lease at Scottsdale Quarter for $29,473 and $4,232 as of December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
Members’ equity	$131,570	$118,118
Advances and additional costs	7,328	6,352
Investment in and advances to unconsolidated entities	$138,898	$124,470

	For the Years Ended December 31,
Statements of Operations	2009	2008	2007
Total revenues	$30,811	$33,369	$35,030
Operating expenses	19,148	17,457	16,241
Depreciation and amortization	10,893	10,582	9,940
Operating income	770	5,330	8,849
Other expenses, net	31	40	54
Interest expense, net	7,006	6,619	6,586
Net (loss) income	(6,267)	(1,329)	2,209
Preferred dividend	31	31	31
Net (loss) income available from the Company’s joint ventures	$(6,298)	$(1,360)	$2,178

GPLP’s share of (loss) income from joint ventures	$(3,191)	$(709)	$1,133

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

During the fourth quarter of 2009 as part of its normal quarterly review, the Company recognized a $3,422 non-cash impairment charge on the VBF Venture.  The Company determined that it was unlikely that the land would be developed.  The Company is not currently committed to sell the land.  As land values have declined in Florida, the Company assessed comparable land values through an independent appraisal.  This value was used to determine the impairment adjustment.

The Company also has a embedded derivative liability associated with this development that had a fair value of $1,622 at December 31, 2008.  During the fourth quarter of 2009, the Company determined that any future development of this land by the Company was unlikely.  Accordingly, the Company recorded this decrease in value of the embedded derivative and recorded a gain in the Consolidated Statement of Operations and Comprehensive Income in “Other expenses, net.”  The VBF Venture is carried in the Company’s consolidated balance sheet as Development in progress in the amount of $3,658 and $7,079 as of December 31, 2009 and 2008, respectively.

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

On July 25, 2007, Herbert Glimcher, GRT, and GPLP executed an amendment to the Employment Agreement to principally: (a) permit the extension of the expiration date for certain stock options held by Herbert Glimcher at the time of the amendment from August 31, 2007 to May 31, 2010 and (b) permit GRT to reduce any post-employment payments that Herbert Glimcher is entitled to receive from GRT under the Employment Agreement by the amount of compensation expense incurred by GRT in connection with the aforementioned extension.  The Company recorded $121 in stock compensation expense and reduced the expense relating to Herbert Glimcher’s post-employment compensation received after the amendment by the same amount.

Herbert Glimcher received $46 for serving as the non-executive Chairman of the Board for GRT and GPC and $114 for serving as Senior Advisor to GRT (the “Salary”) for the period of January 1, 2007 through May 31, 2007.  Additionally, he received a total of $1,879 from GRT in cash during a period of two years following the termination of his employment under the Employment Agreement (the “Post-Employment Restricted Period”).  GRT recognized $2,000 in compensation expense during the first quarter of 2005 related to the Employment Agreement.  No additional cash payments are due under the Employment Agreement.

During the Term, GRT reimbursed Herbert Glimcher for reasonable rent for office space located in Columbus, Ohio, the reasonable salary of one administrative assistant, and provided a part-time driver.  Also, during the Term, the Company maintained a life insurance policy covering the life of Herbert Glimcher.  For the years ended December 31, 2009, 2008, and 2007, the aggregate total of reimbursements paid by GRT under the Employment Agreement was $0, $0 and $75, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Corporate Flight Inc.

The Company paid Corporate Flight, Inc. (“CFI”), which is wholly owned by Herbert Glimcher, the following amounts for the use in connection with Company related matters, of an airplane owned by CFI.

For the Years Ended	Corporate Flight, Inc.
December 31, 2009	$-
December 31, 2008	-
December 31, 2007	299
Total	$299

Huntington Insurance, Inc. (successor-in- interest of the Archer-Meek-Weiler Insurance Agency)

The Company has engaged Huntington Insurance, Inc. (f/k/a Sky Insurance) as its agent for the purpose of obtaining property, liability, directors and officers, and employee practices liability insurance coverage.  Sky Insurance, Inc., a subsidiary of Huntington Bancshares Corporation and now known as Huntington Insurance, Inc., acquired The Archer-Meek-Weiler Insurance Agency (“Archer-Meek-Weiler”), our previous insurance agent, in October 2007.  Mr. Alan R. Weiler, a Class II Trustee, currently serves as Senior Vice President of Huntington Insurance, Inc.  In connection with serving as an insurance agent for the Company and securing the above-described insurance coverage, Huntington Insurance, Inc. received commissions and fees of $360, $395, and $487 for years ended December 31, 2009, 2008, and 2007, respectively.  The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Mr. Weiler’s children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc. (n/k/a Huntington Insurance, Inc.).

Leasing Activity

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases four store locations in the Company’s Properties.  Minimum Rents were $207, $204 and $206 for the years ended December 31, 2009, 2008 and 2007, respectively.

Consulting Agreement with Trustee

On February 22, 2007, Philip G. Barach, a former Class I Trustee, entered into a consulting agreement with GRT to provide consulting services to GRT.  Mr. Barach was a Class I Trustee for GRT from 1994 until May 11, 2007.  The term of the consulting agreement began on May 11, 2007 and lasted for a period of one year during which time Mr. Barach received a consulting fee of $120.  The fee was payable as follows:  $60 upon commencement of the agreement and a rate of $5 per month during the twelve month period of the consulting agreement.  Additionally, under the consulting agreement, reasonable travel expenses incurred in rendering the consulting services are reimbursed.  Mr. Barach received $14 upon executing the agreement for travel expenses incurred as of the execution date.  The consulting agreement expired in May 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

15.	Commitments and Contingencies

The Operating Partnership leases office space for its corporate headquarters under an operating lease that has an initial term of ten years commencing in 2008.  Future minimum rental payments as of December 31, 2009 are as follows:

Office Lease
2010	$481
2011	481
2012	481
2013	512
2014	535
Thereafter	1,826
Total	$4,316

Office rental expenses (including miscellaneous month-to-month lease rentals) for the years ended December 31, 2009, 2008 and 2007 were $994, $881 and $391, respectively.

At December 31, 2009, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (a) cash at a price equal to the fair market value of one Common Share of GRT or (b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2009 is $8,242 based upon a per unit value of $2.76 at December 31, 2009 (based upon a five-day average of the Common Stock price from December 23, 2009 to December 30, 2009).

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the consolidated statements of operations.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually; The guarantee agreement does allows the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by City above specified annual levels over the Franchise Assessment period of 30 years. Through December 31, 2009, the Company has made $16,436 in payments under this guarantee agreement. Of these payments, $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of December 31, 2009 and 2008, that the Company anticipates recovering from excess franchise assessments collected by the city.

The Company has reserved $283 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with SFAS No. 5, “Accounting for Contingencies,” which was primarily codified into Topic 450 - “Contingencies” in the ASC, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

16.	Stock Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Shares issued for the years ended December 31, 2009, 2008, and 2007 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.  The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

The related compensation expense recorded for the years ended December 31, 2009, 2008 and 2007 was $753, $787 and $845 respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $1,723 over a weighted average period of 3.4 years.  During the years ended December 31, 2009, 2008 and 2007 the aggregate intrinsic value of shares that vested was $464, $379 and  $379, respectively.

A summary of the status of Restricted Common Stock at December 31, 2009, 2008 and 2007 and changes during the years ending on those dates are presented below:

	Activity for the Years Ending December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	187,165	$18.977	112,388	$26.180	84,445	$25.454
Shares granted	180,666	$1.400	90,333	$10.940	43,500	$26.933
Shares vested	(17,775)	$26.100	(15,556)	$24.346	(15,557)	$24.346
Shares outstanding	350,056	$9.544	187,165	$18.977	112,388	$26.180

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “Incentive Plan”).  At the time of the adoption of the Incentive Plan, performance shares were allocated to certain senior executive officers.  The total number of performance shares allocated to all participants was 104,300.

The compensation costs recorded relating to the Incentive Plan were calculated in accordance with Topic 718 “Compensation – Stock Compensation” in the ASC and were calculated using the following assumptions: risk free rate of 4.5%, volatility of 23.1% and a dividend yield of 7.05%.  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period (defined below).  The fair value of the performance shares allocated under the Incentive Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the Incentive Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the first quarter of 2008.  There were no awards issued from the Incentive Plan during 2009 or 2008.  The amount of compensation income (expense) related to the Incentive Plan for the years ended December 31, 2009, 2008 and 2007 was $0, $555 and $(555), respectively.

17.	Share Option Plans

GRT has established the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”).  There are 576,611 options outstanding under the Incentive Plan of which all are exercisable; and 1,100,830 options outstanding under the 2004 Plan of which 702,647 are exercisable.

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s share option plans was $157, $232 and $477 for the years ended December 31, 2009, 2008 and 2007, respectively.  The amount of compensation expense related to share options that we expect to recognize in future periods is $59 over a weighted average period of 1.3 years.

A summary of the status of the Company’s Plans at December 31, 2009, 2008 and 2007 and changes during the years ending on those dates are presented below:

Option Plans:	Options	2009 Weighted Average Exercise Price	Options	2008 Weighted Average Exercise Price	Options	2007 Weighted Average Exercise Price
Outstanding at beginning of year	1,425,843	$23.044	1,411,097	$24.013	2,132,132	$21.522
Granted	299,266	$1.428	121,750	$10.940	162,750	$27.091
Exercised	-	$-	-	$-	(841,032)	$18.204
Forfeited	(47,668)	$19.982	(107,004)	$22.053	(42,753)	$25.753
Outstanding at end of year	1,677,441	$19.275	1,425,843	$23.044	1,411,097	$24.013

Exercisable at end of year	1,279,258	$23.628	1,148,815	$23.803	1,021,475	$23.285

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2009	2008	2007
Weighted average per share value of options granted	$0.11	$0.58	$3.00
Weighted average risk free rates	1.8%	2.8%	4.2%
Expected average lives in years	5.00	5.00	5.00
Annual dividend rates	$0.4000	$1.2800	$1.9232
Weighted average volatility	70.6%	26.6%	23.4%

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

The following table summarizes information regarding the options outstanding at December 31, 2009 under the Company’s Plans.

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.280 – $27.280	164,101	0.4	$24.799	163,101	0.4	$24.784
$14.750	30,982	1.2	$14.750	30,982	1.2	$14.750
$17.610	62,503	2.2	$17.610	62,503	2.2	$17.610
$18.930 – $22.360	157,338	3.2	$19.068	157,338	3.2	$19.068
$19.560 – $26.690	265,250	4.3	$25.401	265,250	4.3	$25.401
$24.740 – $25.670	226,334	5.2	$25.567	226,334	5.2	$25.567
$25.220	253,917	6.3	$25.220	253,917	6.3	$25.220
$21.450 – $27.280	120,250	7.2	$27.024	86,172	7.2	$27.042
$10.940	101,000	8.2	$10.940	33,661	8.2	$10.940
$1.400 – $ 3.070	295,766	9.2	$1.428	-	-	$-
	1,677,441	5.4	$19.275	1,279,258	4.3	$23.628

All options granted under the Plans, except the number of options noted as exceptions, are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  The number of options that are exercisable immediately are 18,000 shares granted under the 2004 Plan in 2007.  There were no options that were exercisable immediately granted under the 2004 Plan in 2009 or 2008.  The aggregate intrinsic value of those options outstanding as of December 31, 2009 was $378.  There were no options exercisable that had intrinsic value as of December 31, 2009.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2009, 2008 and 2007.

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Aggregate intrinsic value of options exercised	$-	$-	$6,179
Aggregate fair value of options vested	$210	$294	$406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

18.	Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under Code 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum of 25% (for the 2007 year) and 100% (for the 2008 and 2009 years) of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.   For the 2007 and 2008 years, the Company’s 401(k) plan qualified as a safe harbor plan.  The Company previously committed to an employer contribution at a required level that will permit highly compensated employees to defer the maximum amount and the plan is automatically in compliance for actual deferral percentage and actual contribution percentage testing.  For the years ended December 31, 2007 and 2008 participants’ salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%. In May 2009, the Company suspended the matching provision on qualifying compensation, thus suspending the safe harbor provision of the 401(k) plan.  The Company contributed $340, $816 and $744 to the plan in 2009, 2008 and 2007, respectively.

19.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional common shares of beneficial interest and/or automatically reinvest their distributions in Shares.  In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan.  During the year ended December 31, 2009 the Company received $169 in proceeds from the Distribution Reinvestment and Share Purchase Plan.  As of December 31, 2009, 2,100,000 Shares were authorized of which 378,824 Shares have been issued.

20.	Secondary Offering

On September 22, 2009, the Company completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Shares.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were $108,857.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

21.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2009			2008			2007
			Per			Per			Per
	Income	Shares	Share	Income	Shares (2)	Share	Income	Shares (2)	Share
Basic EPS
Income from continuing operations	$5,267			$17,943			$16,447
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Noncontrolling interest adjustments (1)	726			-			118
(Loss) income from continuing operations	$(11,444)	46,480	$(0.25)	$506	37,775	$0.01	$(872)	37,340	$(0.02)

(Loss) income from discontinued operations	$(1,507)			$(1,174)			$23,545
Noncontrolling interest adjustments (1)	95			-			(1,753)
(Loss) income from discontinued operations	$(1,412)	46,480	$(0.03)	$(1,174)	37,775	$(0.03)	$21,792	37,340	$0.58
Net (loss) income available to common shareholders	$(12,856)	46,480	$(0.28)	$(668)	37,775	$(0.02)	$20,920	37,340	$0.56

Diluted EPS
Income from continuing operations	$5,267	46,480		$17,943	37,775		$16,447	37,340
Less: Preferred stock dividends	(17,437)			(17,437)			(17,437)
Operating Partnership Units		2,986			2,987			2,996
(Loss) income from continuing operations	$(12,170)	49,466	$(0.25)	$506	40,762	$0.01	$(990)	40,336	$(0.02)

(Loss) income from discontinued operations	$(1,507)	49,466	$(0.03)	$(1,174)	40,762	$(0.03)	$23,545	40,336	$0.58
Net (loss) income available to common shareholders before noncontrolling interest	$(13,677)	49,466	$(0.28)	$(668)	40,762	$(0.02)	$22,555	40,336	$0.56

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)
Shares may not be comparable to amounts previously reported due to updates to Topic 260 – “Earnings Per Share” in the ASC which required that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends or dividend equivalents be considered participating securities and are therefore, included in the weighted average outstanding share amounts above.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive for 2008.  The number of such options was 1,426 for the year ended December 31, 2008.  All common stock equivalents have been excluded in 2009 and 2007.

22.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 4.12% to 7.30% per annum at December 31, 2009 and from 4.65% to 6.50% at December 31, 2008), the fair value of GRT’s mortgage notes payable is estimated at $1,208,573 and $1,302,039 at December 31, 2009 and 2008, respectively compared to its carrying amounts of $1,224,991 and $1,297,856, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

23.	Acquisitions

On October 9, 2007 the Company purchased Merritt Square Mall (“Merritt”) in Merritt Island, Florida for $84,000.  The company purchased Merritt subject to an existing $57,000 mortgage loan with a fixed interest rate of 5.35% with the remaining portion of the purchase price being paid in cash.  The loan matures on September 1, 2015.

Intangibles, which were recorded at the acquisition date, associated with acquisitions of WestShore Plaza, Eastland Mall in Columbus, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt, are comprised of an asset for acquired above-market leases of $9,638, a liability for acquired below-market leases of $24,370, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.3 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over a remaining average amortization period of 6.7 years.   Amortization of the in place lease value is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 8.4 years.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $459, $264 and $271 for the years ended December 31, 2009, 2008 and 2007, respectively.  The net book value of the above-market leases is $3,713 and $4,611 as of December 31, 2009 and 2008, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheet.  The net book value of the below-market leases is $9,190 and $11,766 as of December 31, 2009 and 2008, respectively, and is included in the accounts payable and accrued liabilities on the consolidated balance sheets.  The net book value of the tenant relationships is $2,181 and $2,511 as of December 31, 2009 and 2008, respectively, and is included in prepaid and other assets on the consolidated balance sheets.  The net book value of in place leases is $1,607 and $2,497 as of December 31, 2009 and 2008, respectively, and is included in the developments, improvements and equipment on the consolidated balance sheets.

The table below shows the net amortization of intangibles as an increase (decrease) to net income over the next five years as follows:

For the year ending December 31, 2010	$570
For the year ending December 31, 2011	421
For the year ending December 31, 2012	255
For the year ending December 31, 2013	71
For the year ending December 31, 2014	(22)
$1,295

24.	Discontinued Operations

Financial results of Properties the Company sold during 2009 or in previous periods are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these discontinued operations:

	For the Years Ended December 31,
	2009	2008	2007
Revenues	$3,382	$11,980	$34,830
Operating expenses	(3,183)	(9,435)	(23,781)
Operating income	199	2,545	11,049
Interest expense, net	(1,235)	(4,963)	(7,389)
Net (loss) income from operations	(1,036)	(2,418)	3,660
(Loss) gain on disposition of properties	(288)	1,244	47,349
Impairment loss, net	(183)	-	(27,464)
Net (loss) income from discontinued operations	$(1,507)	$(1,174)	$23,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The reduction in revenue, operating expenses and interest expense relate primarily to the sale of Great Mall in January of 2009 and repayment of the mortgage debt on the property.  The impairment charge in 2009 related primarily to capital investments at Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold Great Mall. In the third quarter of 2009, the Company conveyed Eastland Charlotte to the lender and the Company was released of all obligations under the loan agreement.  The $288 loss represents excess value of the disposed group of assets for Eastland Charlotte as compared to the liabilities assumed by the lender, which includes the $42,229 mortgage balance.

There were no impairment losses in 2008.

The impairment losses recorded in 2007 primarily related to two held-for-sale Mall assets.  The Great Mall had an impairment charge of $21,064 and Eastland Charlotte had a $3,657 impairment.  The additional impairment charge involving Great Mall primarily related to the Company’s year end 2007 decision to sell the property and was recorded based upon the anticipated sales price for the property.  The impairment charge for Eastland Charlotte was due to the change in the Company’s disposition plans for this Mall.  The Company had been marketing this asset with an expected sales price equating to the amount of the existing mortgage loan.  In the fourth quarter of 2007 additional impairment charges were recorded to reduce the carrying value of the asset to equate to the anticipated net consideration to be received if the Company were to forfeit its rights to the Property.

25.	Subsequent Events

In March 2010, the Company executed a Comprehensive Amendment to Amended and Restated Credit Agreement (the “Agreement” or “Modified Facility”) which amends our existing $470,000 unsecured credit facility (the “Prior Facility”).  The Agreement modifies the Prior Facility and converts it to a partially secured revolving credit facility with an immediate reduction in the commitment amount to $370,000 at closing.  Upon the closing of the previously announced joint venture transaction with The Blackstone Group®, the commitment amount will be reduced to $320,000.  The Agreement includes two one-year extension options, allowing for the extension of the maturity date of the Modified Facility to December 2012.  The extensions are subject to the satisfaction of certain conditions including reductions in the commitment amounts to $300,000 at December 14, 2010 (the first extension) and $250,000 at December 14, 2011 (the second extension).  In connection with the second extension, the Modified Facility’s aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the Agreement.  The Agreement also requires a reduction in the commitment amount to $275,000 as of June 30, 2011.

The Agreement requires that proceeds generated from operating cash flow and capital events be used to reduce outstanding borrowings under the Modified Facility and limits dividends on our Common Shares to the greater of $0.40 per common share annually or to the amount required to maintain REIT status.  The Modified Facility increases the interest rate to LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Agreement modifies several of the key covenants of the Prior Facility including reducing the minimum fixed charge and minimum tangible net worth covenant and increasing the maximum recourse and maximum leverage covenants.  The minimum fixed charge covenant is modified from 1.50:1.0 to 1.35:1.0 with a further reduction to 1.30:1.0 if the Company completes $150,000 in asset sales or completes the Blackstone joint venture and permanently reduces the commitment amount to $350,000.  The minimum tangible net worth covenant is modified from $1,000,000 to $675,000. The maximum recourse debt limitation is modified from 20% of our total asset value (“TAV”) to 27.5% of TAV. For purposes of calculating TAV, the property capitalization rate has been increased to 8.5% with an additional increase to 9.0% as of December 14, 2011. The maximum leverage covenant is modified from 65% to 70% with a  reduction to 67.5% as of December 31, 2010.  The Company paid approximately $10,000 in closing, arrangement and amendment fees in accordance with the Agreement.  Each extension option will require an extension fee in the amount of 0.15% of the then-current commitment amount upon exercise of the first option and 0.40% of the then-current commitment amount upon exercise of the second option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

26.	Interim Financial Information (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter
Total revenues	$78,341	$75,783	$74,722	$79,579
Total revenues as previously reported	$78,323	$75,648	$74,568	$79,579
Operating income	$20,728	$23,081	$22,830	$22,274
Operating income as previously reported	$20,616	$23,028	$22,722	$22,274
Net income (loss) attributable to Glimcher Realty Trust	$804	$3,031	$1,925	$(1,179)
Net loss to common shareholders	$(3,555)	$(1,328)	$(2,435)	$(5,538)
Earnings per share (diluted)	$(0.09)	$(0.03)	$(0.06)	$(0.08)

	First	Second	Third	Fourth
Year Ended December 31, 2008	Quarter	Quarter	Quarter	Quarter
Total revenues	$78,267	$77,783	$81,544	$82,131
Total revenues as previously reported	$78,119	$77,642	$81,419	$81,956
Operating income	$25,358	$24,910	$22,682	$26,800
Operating income as previously reported	$25,261	$24,831	$22,571	$26,726
Net income attributable to Glimcher Realty Trust	$4,098	$5,673	$916	$6,082
Net (loss) income to common shareholders	$(261)	$1,314	$(3,444)	$1,723
Earnings per share (diluted)	$(0.01)	$0.03	$(0.09)	$0.04

Total revenues and operating income for 2009 and 2008 are restated to reflect guidance from Topic – 360 “Property, Plant and Equipment” in the ASC.  Net (loss) income available to common shareholders reflects the net gains and losses associated with the sale of discontinued operations.  It also reflects the income and loss from discontinued operations.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2009
(dollars in thousands)

				Costs Capitalized							Life Upon Which
		Initial Cost		Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period				Date		Depreciation in Latest
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Construction Was Completed	Date Acquired	Statement of Operations is Computed

MALL PROPERTIES

Ashland Town Center
Ashland, KY	$23,081	$3,866	$21,454	$15,212	$4,144	$36,388	$40,532	$15,238	1989		[e]
Colonial Park Mall
Harrisburg, PA	$42,250	9,765	43,770	2,210	9,704	46,041	55,745	18,668		2003	[e]
Dayton Mall
Dayton, OH	$52,948	9,068	90,676	36,887	8,710	127,921	136,631	40,289		2002	[e]
Eastland Mall
Columbus, OH	$42,493	12,570	17,794	30,591	12,555	48,400	60,955	16,049		2003	[e]
Grand Central Mall
Parkersburg, WV	$39,706	3,961	41,135	35,716	3,635	77,177	80,812	29,611		1993	[e]
Indian Mound Mall
Newark, OH	$-	892	19,497	11,388	773	31,004	31,777	19,161	1986		[e]
Jersey Gardens Mall
Elizabeth, NJ	$150,274	32,498	206,478	32,990	34,479	237,487	271,966	86,446	2000		[e]
Lloyd Center Mall
Portland, OR	$126,340	47,737	115,219	57,204	41,038	179,122	220,160	52,853		1998	[e]
The Mall at Fairfield Commons
Beavercreek, OH	$103,752	5,438	102,914	20,571	6,949	121,974	128,923	52,691	1993		[e]
The Mall at Johnson City
Johnson City, TN	$37,278	4,462	39,439	25,572	4,405	65,068	69,473	17,652		2000	[e]
Merritt Square
Merritt Island, FL	$57,000	14,460	70,810	(1,216)	14,460	69,594	84,054	7,333		2007	[e]
Morgantown Mall
Morgantown, WV	$39,335	1,273	40,484	7,016	1,556	47,217	48,773	23,282	1990		[e]
New Towne Mall
New Philadelphia, OH	$-	1,190	23,475	8,940	1,107	32,498	33,605	17,991	1988		[e]
Northtown Mall
Blaine, MN	$40,000	13,264	40,988	38,185	15,127	77,310	92,437	22,330		1998	[e]
Polaris Fashion Place
Columbus, OH	$134,436	36,687	167,251	7,758	38,850	172,846	211,696	48,335		2004	[e]
Polaris Lifestyle Center
Columbus, OH	$23,400	5,382	52,638	-	5,382	52,638	58,020	2,081	2009		[e]
River Valley Mall
Lancaster, OH	$49,433	875	26,910	20,397	2,228	45,954	48,182	24,420	1987		[e]
Supermall of Great NW
Auburn, WA	$56,637	1,058	104,612	2,797	7,515	100,952	108,467	44,341		2002	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	10,539	3,298	33,957	37,255	16,511		1998	[e]
Westshore Plaza
Tampa, FL	$90,115	15,653	145,158	10,735	15,653	155,893	171,546	38,378		2003	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2009
(dollars in thousands)

				Costs Capitalized							Life Upon Which
		Initial Cost		Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period				Date		Depreciation in Latest
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Construction Was Completed	Date Acquired	Statement of Operations is Computed

COMMUNITY CENTERS

Morgantown Commons
Morgantown, WV	$-	$175	$7,549	$13,333	$-	$21,057	$21,057	$8,614	1991		[e]
Ohio River Plaza
Gallipolis, OH	$-	502	6,373	863	351	7,387	7,738	3,562	1989		[e]
Polaris Town Center
Columbus, OH	$38,819	19,082	38,950	(1,411)	19,082	37,539	56,621	9,685		2004	[e]

CORPORATE ASSETS

Corporate Investment in Real Estate Assets
Columbus, OH	$-	-	1,780	11,279	-	13,059	13,059	8,045			[e]
Lloyd Ice Rink
OEC	$-	-	-	239	-	239	239	118			[e]
University Mall Theater
OEC	$-	-	-	620	-	620	620	481			[e]

		$243,095	$1,448,833	$398,415	$251,001	$1,839,342	$2,090,343	$624,165

DEVELOPMENTS IN PROGRESS

Creekside Shoppes
Cincinnati, OH	$-	$-	$-	$13,035	$13,035	$-	$13,035
Eastland Mall Redevelopment
Columbus, OH	$-	-	-	4,347	3,272	1,075	4,347
Georgesville Square
Columbus, OH	$-	-	-	363	300	63	363
Lloyd Center Mall
Portland, OR	$-	-	-	8,554	-	8,554	8,554
Northtown Mall
Blaine, MN	$-	-	-	549	-	549	549
The Mall at Johnson City Redevelopment
Johnson City, TN	$-	-	-	9,250	3,926	5,324	9,250
Vero Beach Fountains
Vero Beach, FL	$-	-	-	3,658	3,658	-	3,658
Other Developments	$-	-	-	6,178	-	6,178	6,178

		$-	$-	$45,934	$24,191	$21,743	$45,934

Total		$243,095	$1,448,833	$444,349	$275,192	$1,861,085	$2,136,277	$624,165

GLIMCHER REALTY TRUST

NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2009.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2009.

(d)	See description of debt in Note 5 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures-3 to 10 years.

Reconciliation of Real Estate

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,118,204	$2,039,701	$1,976,887
Additions:
Improvements (1)	47,049	97,740	101,814
Acquisitions	-	-	90,365
Deductions	(28,976)	(19,237)	(129,365)
Balance at close of year	$2,136,277	$2,118,204	$2,039,701

Reconciliation of Accumulated Depreciation

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$565,894	$500,710	$483,115
Depreciation expense and other (2)	77,960	75,952	71,559
Deductions	(19,689)	(10,768)	(53,964)
Balance at close of year	$624,165	$565,894	$500,710

(1)	2009 Improvements include a $7,743 transfer in of assets from Ohio River Plaza that was previously classified as held-for-sale.

(2)	2009 Depreciation expense and other includes a $3,004 transfer in of accumulated depreciation from Ohio River Plaza that was previously classified held-for-sale