Form 10-Q
period 2010-03-31
GLIMCHER REALTY TRUST
filed 2010-05-06
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [   ]  No [X]

As of May 5, 2010, there were 68,920,383 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 47 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS:

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and par value amounts)

ASSETS

	March 31, 2010	December 31, 2009
Investment in real estate:
Land	$194,343	$251,001
Buildings, improvements and equipment	1,555,014	1,839,342
Developments in progress	219,235	45,934
	1,968,592	2,136,277
Less accumulated depreciation	546,648	624,165
Property and equipment, net	1,421,944	1,512,112
Deferred costs, net	18,081	18,751
Investment in and advances to unconsolidated real estate entities	124,680	138,898
Investment in real estate, net	1,564,705	1,669,761

Cash and cash equivalents	11,300	85,007
Restricted cash	11,705	12,684
Tenant accounts receivable, net	20,126	30,013
Deferred expenses, net	15,803	9,018
Prepaid and other assets	36,629	43,429
Total assets	$1,660,268	$1,849,912

LIABILITIES AND EQUITY

Mortgage notes payable	$1,140,352	$1,224,991
Notes payable	226,102	346,906
Accounts payable and accrued expenses	82,451	59,071
Distributions payable	11,549	11,530
Total liabilities	1,460,454	1,642,498

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 6,000,000 shares issued and outstanding	150,000	150,000
Common Shares of Beneficial Interest, $0.01 par value, 68,913,570 and 68,718,924 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	689	687
Additional paid-in capital	666,771	666,489
Distributions in excess of accumulated earnings	(681,890)	(671,351)
Accumulated other comprehensive loss	(8,889)	(3,819)
Total Glimcher Realty Trust shareholders’ equity	186,681	202,006
Noncontrolling interest	13,133	5,408
Total equity	199,814	207,414
Total liabilities and equity	$1,660,268	$1,849,912

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Minimum rents	$47,356	$46,278
Percentage rents	857	1,439
Tenant reimbursements	22,869	23,925
Other	4,685	6,699
Total revenues	75,767	78,341

Expenses:
Property operating expenses	16,722	16,740
Real estate taxes	8,831	9,380
Provision for doubtful accounts	1,406	1,293
Other operating expenses	2,841	2,327
Depreciation and amortization	20,201	23,058
General and administrative	4,889	4,815
Total expenses	54,890	57,613

Operating income	20,877	20,728

Interest income	275	457
Interest expense	21,056	19,341
Equity in loss of unconsolidated real estate entities, net	(424)	(357)
(Loss) income from continuing operations	(328)	1,487
Discontinued operations:
Impairment loss, net	-	(183)
Adjustment to gain on sold property	(215)	-
Loss from operations	(51)	(781)
Net (loss) income	(594)	523
Add: allocation to noncontrolling interest	1,306	281
Net income attributable to Glimcher Realty Trust	712	804
Less: Preferred stock dividends	4,359	4,359
Net loss to common shareholders	$(3,647)	$(3,555)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$(0.00)	$(0.02)
Net loss to common shareholders	$(0.05)	$(0.09)

EPS (diluted):
Continuing operations	$(0.05)	$(0.07)
Discontinued operations	$(0.00)	$(0.02)
Net loss to common shareholders	$(0.05)	$(0.09)

Weighted average common shares outstanding	68,782	37,864
Weighted average common shares and common share equivalent outstanding	71,768	40,850

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net (loss) income	$(594)	$523
Other comprehensive income on derivative instruments, net	1,601	324
Comprehensive income	1,007	847
Comprehensive income attributable to noncontrolling interest	(374)	(24)
Comprehensive income attributable to Glimcher Realty Trust	$633	$823

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2009	$60,000	$150,000	68,718,924	$687	$666,489	$(671,351)	$(3,819)	$5,408	$207,414

Distributions declared, $0.10 per share						(6,892)		(299)	(7,191)
Distribution Reinvestment and Share Purchase Plan			12,980	-	44				44
Exercise of stock options			1,000	-	1				1
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					204				204
Preferred stock dividends						(4,359)			(4,359)
Net income (loss)						712		(1,306)	(594)
Other comprehensive income on derivative instruments							1,227	374	1,601
Stock option expense					37				37
Adjustments from consolidation of a previously unconsolidated entity							(6,297)	8,954	2,657
Transfer to noncontrolling interest in partnership					(2)			2	-
Balance, March 31, 2010	$60,000	$150,000	68,913,570	$689	$666,771	$(681,890)	$(8,889)	$13,133	$199,814

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(594)	$523
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	1,406	1,524
Depreciation and amortization	20,201	23,058
Amortization of financing costs	979	655
Equity in loss of unconsolidated real estate entities, net	424	357
Capitalized development costs charged to expense	226	-
Impairment losses, net – discontinued operation	-	183
Gain on sale of operating real estate assets	(547)	(1,482)
Adjustment to gain on sold property	215	-
Gain on sale of outparcel	-	(142)
Stock option related expense	242	231
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,286	650
Prepaid and other assets	(1,907)	(890)
Accounts payable and accrued expenses	(5,613)	(2,310)
Net cash provided by operating activities	16,318	22,357

Cash flows from investing activities:
Additions to investment in real estate	(15,064)	(13,916)
Investment in unconsolidated real estate entities	(44)	(7,352)
Proceeds from sales of properties	60,070	23,979
Proceeds from sale of outparcel	-	303
(Additions to) withdrawals from restricted cash	(653)	2,526
Additions to deferred expenses and other	(1,515)	(1,216)
Cash distributions from unconsolidated real estate entities	-	5,720
Net increase in cash from previously unconsolidated real estate entity	5,299	-
Net cash provided by investing activities	48,093	10,044

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(120,804)	29,957
Additions to deferred financing costs	(8,257)	(630)
Proceeds from issuance of mortgage notes payable	46,000	32,000
Principal payments on mortgage notes payable	(43,571)	(80,601)
Exercise of stock options and other	44	56
Cash distributions	(11,530)	(17,414)
Net cash used in financing activities	(138,118)	(36,632)

Net change in cash and cash equivalents	(73,707)	(4,231)

Cash and cash equivalents, at beginning of period	85,007	17,734

Cash and cash equivalents, at end of period	$11,300	$13,503

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At March 31, 2010, GRT both owned interests in and managed 26 operating Properties, consisting of 22 Malls (17 wholly owned and 5 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”).  As of March 31, 2010, GRT was a limited partner in GPLP with a 95.6% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.3% interest in GPLP.  GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with other parties as well as variable interest entities (“VIE’s”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, statements of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2009.

Material subsequent events that have occurred since March 31, 2010 that required disclosure in these financial statements are presented in Note 15 “Subsequent Events.”

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

Stock-Based Compensation

The Company expenses the fair value of stock awards in accordance with the fair value recognition as required by Topic 718 - “Compensation-Stock Compensation” in the ASC.  It requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Accordingly, the cost of the stock award is expensed over the requisite service period (usually the vesting period).

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

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.   The change in fair value of derivative instruments that do not qualify for hedge accounting is recognized in earnings.

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether the joint venture is a VIE are all considered in determining if the arrangement qualifies for consolidation.

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

The Company treats distributions from joint ventures as operating activities if they meet all three of the following conditions:  the amount represents the cash effect of transactions or events; the amounts result from a company’s normal operations; and the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities:  lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); and acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

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

Noncontrolling Interests

Noncontrolling interests represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Income or loss allocated to noncontrolling interest related to the Unit Holders ownership percentage of the Operating Partnership is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional shares of beneficial interest of GRT (the “Common Shares,” “Shares” or “Share”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Income or loss allocated to noncontrolling interests held within a consolidated joint venture are calculated by dividing the noncontrolling interest share of common partnership interests held by the total common partnership interests outstanding.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company’s non-cash activities accounted for decreases in the following areas:  (i) investment in real estate - $86,643, (ii) investment in joint ventures - $14,262, (iii) tenant accounts receivable - $7,193, and (iv) prepaid and other assets - $8,625. In addition, the Company transferred a net amount of $87,069 in mortgage loans.  The Company’s non-cash activities accounted for increases in both accounts payable and accrued liabilities by $29,366 and noncontrolling interest by $8,954, respectively.  These non-cash activities primarily relate to the transfer of two Malls to a joint venture and the consolidation of a joint venture that was previously reported as an investment in unconsolidated subsidiaries.

Share distributions of $6,892 and $6,872 were declared, but not paid as of March 31, 2010 and December 31, 2009, respectively.  Operating Partnership distributions of $299 were declared, but not paid as of March 31, 2010 and December 31, 2009.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of March 31, 2010 and December 31, 2009.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Shares”) of $3,046 were declared, but not paid as of March 31, 2010 and December 31, 2009.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that begins after November 15, 2009.  As a result of this new standard, the Company has determined that the Scottsdale Venture, as discussed in Note 3, is reported as a consolidated entity prospectively beginning on January 1, 2010.

In January 2010, the FASB issued an accounting standards update to Topic 505 – “Equity” in the ASC.  This update set forth guidance relating to accounting for distributions to shareholders with components of stock and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or stock with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate, the distribution is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by Topic 205 - “Presentation of Financial Statements” in the ASC have been made in the financial statements in order to conform to the 2010 presentation.

3.	Investment in Joint Ventures – Consolidated

As of March 31, 2010, we have consolidated two joint ventures, the Scottsdale Venture and the VBF Venture, in which the Company has determined it is the primary beneficiary of these joint ventures as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

•	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (“Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable space in Scottsdale, Arizona (“Scottsdale Quarter”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Prior to January 1, 2010, the Company’s interest in this venture was accounted for using the equity method of accounting in accordance with Topic 323 – “Investments-Equity Method and Joint Ventures” in the ASC.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),”  which was primarily codified into Topic 810 – “Consolidation” in the ASC. This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard requires a qualitative approach to determine who the primary beneficiary is in a VIE.

The Company evaluated numerous key control activities that could potentially provide a substantial impact to the entities overall economic performance.  After analyzing all of these key control activities, it was determined that the Company substantially controlled them. Furthermore, due to its preferred investment in the Scottsdale Venture, the Company has the ability to receive the primary benefit or risk of loss and effective January 1, 2010, the Company began reporting the Scottsdale Venture as a consolidated real estate entity on a prospective basis.

The Scottsdale Venture’s assets are restricted and can only be used to settle obligations of the Scottsdale Venture.

As of December 31, 2009, the Company and Wolff both contributed $10,750 in common equity to the Scottsdale Venture.  As of December 31, 2009, the Company had contributed an additional $40,300 to the Scottsdale Venture (with no corresponding investment by Wolff) in the form of a preferred investment.  During the three months ended March 31, 2010, the Company made $12,000 in additional preferred contributions to the Scottsdale Venture.  As of March 31, 2010, the Company’s total investment in the Scottsdale Venture is $63,050.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of March 31, 2010	Company’s Maximum Exposure to Loss as of March 31, 2010
Construction loan (1)	$128,363	$64,182
Ground lease letter of credit (2)	-	20,000
Owner controlled insurance program (3)	-	1,026
Total	$128,363	$85,208

(1)
As of March 31, 2010, GPLP has provided certain guarantees of repayment obligations under the construction loan agreement that range from 10% to 50% of the outstanding loan amount, based upon the achievement of certain financial performance ratios under the Scottsdale Venture construction loan agreement.  At March 31, 2010, the Scottsdale Venture had borrowed $128,363 on the loan.  Based upon the financial performance ratios in the guarantee agreement, GPLP’s guarantee is 50% or, $64,182, at March 31, 2010.  GPLP also has a performance guarantee to construct the development.  The estimated cost to construct Scottsdale Quarter is $250,000, of which $178,000 in construction costs have been incurred through March 31, 2010.  The Company expects to fund the remaining costs of Scottsdale Quarter with both equity contributions and draws from the construction loan.  GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

(2)
As of March 31, 2010, GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit until the construction of Scottsdale Quarter is substantially complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(3)
As of March 31, 2010, GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the owner controlled insurance program that is in place during the construction period.

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The purpose of the VBF Venture is to evaluate a potential retail development in Vero Beach, Florida.  The Company contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.

The VBF Venture’s assets are restricted and can only be used to settle the obligations of the VBF Venture.

The Company did not provide any additional financial support to the VBF Venture during the first quarter of 2010. Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the above consolidated joint ventures’ investment in real estate, net, total assets, mortgage notes payable, and total liabilities included in our consolidated financial statements at March 31, 2010 are as follows:

March 31, 2010
Investment in real estate, net	$243,953
Total assets	$248,589

Mortgage notes payable	$128,363
Total liabilities	$182,778

The Scottsdale Venture and the VBF Venture are separate legal entities. All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the Scottsdale Venture and the VBF Venture except as permitted by applicable law or regulation, or agreement.  Also, creditors of the Scottsdale Venture and the VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

4.           Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of March 31, 2010 consisted of an investment in three separate joint venture arrangements (the “Ventures”).   A description of each of the Ventures is provided below:

•	ORC Venture

Consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture operates two Mall Properties - Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•	Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that was developed.  The Surprise Venture constructed Surprise Town Square, a 25,000 square foot community center on a five-acre site located in an area northwest of Phoenix, Arizona.

•	Blackstone Joint Venture

During the three months ended March 31, 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed joint venture (“Blackstone Joint Venture”) in a transaction accounted for as a partial sale.  Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”).  The sales price for the 60% interest was $62,809 and after customary closing costs, GPLP received proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the Statement of Operations as other revenue.

The Company provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which service the Company is to provide.  The Company recognized fee income of $466 and $1,114 for the three months ended March 31, 2010 and 2009, respectively.

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below.

In the joint venture Balance Sheets and Statement of Operations listed below, the Scottsdale Venture’s financial results are reported in the joint venture financial information as of December 31, 2009 and for the three months ended March 31, 2009.  Effective January 1, 2010, Scottsdale Quarter was reclassified to a consolidated entity and therefore its financial results are excluded in the March 31, 2010 joint venture Balance Sheet and Statement of Operations.

With the transfer of its interest in both Lloyd and WestShore into the Blackstone Joint Venture on March 26, 2010, the assets, liabilities and equity for both of these properties are included in the March 31, 2010 joint venture Balance Sheet.  As of December 31, 2009, both Lloyd and WestShore were consolidated properties and are excluded in the December 31, 2009 joint venture Balance Sheet.  The results of operations for the Blackstone Joint Venture are not included in the Statement of Operations for the three months ended March 31, 2009.  The Statement of Operations for the three months ended March 31, 2010 includes the results of operations for the Blackstone Joint Venture for the for the period March 26, 2010 through March 31, 2010.

The Balance Sheet and Statement of Operations, in each period reported, include both the ORC Venture and Surprise Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheet	March 31,	December 31,
	2010	2009
Assets:
Investment properties at cost, net	$532,949	$282,687
Construction in progress	10,005	180,230
Intangible assets (1)	13,141	6,552
Other assets	27,876	21,805
Total assets	$583,971	$491,274

Liabilities and members’ equity:
Mortgage notes payable	$294,808	$207,946
Notes payable (2)	5,000	5,000
Intangibles (3)	8,321	5,452
Other liabilities (4)	7,785	56,470
	315,914	274,868
Members’ equity	268,057	216,406
Total liabilities and members’ equity	$583,971	$491,274

GPLP’s share of members’ equity	$124,952	$131,570

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $1,655 and $204 for above-market acquired leases as of March 31, 2010 and December 31, 2009, respectively, and $9,976 and $5,656 for below-market acquired leases as of March 31, 2010, and December 31, 2009, respectively.  The increase in both above-market and below-market leases can be attributed to WestShore.

(4)
Includes a liability for the straight line adjustment for a ground lease of the Scottsdale Venture for $29,473 on December 31, 2009.  In 2010, the Scottsdale Venture was reported as a consolidated entity.

	March 31,	December 31,
	2010	2009
Members’ equity	$124,952	$131,570
Advances and additional costs	(272)	7,328
Investment in and advances to unconsolidated real estate entities	$124,680	$138,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended March 31,
Statements of Operations	2010	2009
Total revenues	$7,898	$7,554
Operating expenses	4,549	4,155
Depreciation and amortization	2,293	2,906
Operating income	1,056	493
Other (income) expenses, net	(8)	9
Interest expense, net	1,858	1,187
Net loss	(794)	(703)
Preferred dividend	8	8
Net loss from the Company’s unconsolidated real estate entities	$(802)	$(711)

GPLP’s share of loss from unconsolidated real estate entities	$(424)	$(357)

5.	Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

	March 31, 2010	December 31, 2009
Billed receivables	$8,196	$14,920
Straight-line receivables	14,021	17,618
Unbilled receivables	5,163	7,149
Less: allowance for doubtful accounts	(7,254)	(9,674)
Net accounts receivable	$20,126	$30,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable

Mortgage Notes Payable as of March 31, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2010	2009	2010	2009
Fixed Rate:
Johnson City Venture, LLC (v)	$37,123	$37,278	8.37%	8.37%		(a)	$37,026	June 1, 2010
Catalina Partners, LP	42,250	42,250	4.72%	4.72%	(l)	(b)	$42,250	April 23, 2011
Kierland Crossing, LLC (s)	128,363		5.44%		(m)	(b)	$128,363	(e)
Glimcher Northtown Venture, LLC	40,000	40,000	6.02%	6.02%	(n)	(b)	$40,000	(f)
Morgantown Mall Associates, LP	39,174	39,335	6.52%	6.52%	(o)	(a)	$38,028	(g)
Glimcher Ashland Venture, LLC	22,913	23,081	7.25%	7.25%		(a)	$21,817	November 1, 2011
Polaris Lifestyle Center LLC	23,400	23,400	5.58%	5.58%	(p)	(b)	$23,400	(h)
Dayton Mall Venture, LLC	52,653	52,948	8.27%	8.27%	(q)	(a)	$49,864	(i)
PFP Columbus, LLC	133,712	134,436	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	149,479	150,274	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	103,233	103,752	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	56,351	56,637	7.54%	7.54%	(q)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,264	49,433	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,354	42,493	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	46,000		6.76%			(a)	$39,934	April 1, 2020
Tax Exempt Bonds (t)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,102,269	931,317

Variable Rate:
Grand Central, LP	39,502	39,706	5.50%	5.50%	(r)	(a)	$37,917	(k)

Other:
Fair value adjustments	(1,419)	(1,485)
Extinguished/transferred debt	-	255,453		(u)

Mortgage Notes Payable	$1,140,352	$1,224,991

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest is required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures on May 29, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to May 29, 2013.
(f)	The loan matures on October 21, 2011, however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures on February 1, 2012, however, the Company has one, 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)	The loan matures on February 1, 2012, however, the Company has two, one-year extension options that would extend the maturity date of the loan to February 1, 2014.
(l)	Interest rate of LIBOR plus 165 basis points fixed through an interest rate protection agreement at a rate of 4.72% at March 31, 2010 and December 31, 2009.
(m)	Interest rate of LIBOR plus 150 basis points fixed through an interest rate protection agreement at a rate of 5.44% at March 31, 2010.
(n)	Interest rate of LIBOR plus 300 basis points fixed through an interest rate protection agreement at a rate of 6.02% at March 31, 2010 and December 31, 2009.
(o)	Interest rate of LIBOR plus 350 basis points fixed through an interest rate protection agreement at a rate of 6.52% at March 31, 2010 and December 31, 2009.
(p)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through an interest rate protection agreement at a rate of 5.58% at March 31, 2010 and December 31, 2009.
(q)	Interest rate escalates after optional prepayment date.
(r)	Interest rate is the greater of LIBOR plus 350 basis points or 5.50%.
(s)	Beginning in 2010, the Company consolidated the Scottsdale Venture. It was previously accounted for as an unconsolidated entity.
(t)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(u)	Interest rates ranging from 5.09% to 8.20% at December 31, 2009.
(v)	The loan was refinanced in April 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,333,560 and $1,419,909 at March 31, 2010 and December 31, 2009, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at March 31, 2010.  Additionally, $162,670 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens Mall, have been guaranteed by GPLP as of March 31, 2010.

7.	Notes Payable

In March 2010, GPLP closed on a $370,000 amended credit facility (the “Amended Credit Facility”) that matures in December 2010 and has two one-year extension options available to GPLP, subject to the satisfaction of certain conditions. The Amended Credit Facility is partially secured and amends the $470,000 unsecured credit facility that was due to expire in December 2010 (the “Prior Facility”).  The Amended Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  The conditional reduction permanently reduced the Amended Credit Facility's aggregate borrowing availability from $370,000 to $320,000, when GPLP’s affiliate completed its joint venture with Blackstone.  The first scheduled reduction permanently reduces the Amended Credit Facility's aggregate borrowing availability to $300,000 on or before December 14, 2010, provided GPLP exercises its option to extend the maturity date from December 14, 2010 to December 13, 2011.  Provided GPLP extends the maturity date to December 13, 2011, a second scheduled reduction from $300,000 to $275,000 shall occur on June 30, 2011. A third scheduled reduction of the Amended Credit Facility's borrowing availability from $275,000 to $250,000 shall occur on or before December 14, 2011, provided GPLP exercises its option to extend the maturity date from December 13, 2011 to December 13, 2012.  In connection with the third scheduled reduction, the Amended Credit Facility's aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the agreement.  In addition to the scheduled reductions noted above, GPLP’s borrowing availability shall be further reduced to the principal balance of no less than $200,000 resulting from the application of the net proceeds generated from:  (i) the sale, financing, or refinancing of certain assets of GPLP or its affiliates, (ii) operating cash flow, or (iii) any capital events, provided that GPLP be allowed to maintain $60,000 of unused availability under the Amended Credit Facility.  The Amended Credit Facility is initially secured by perfected first mortgage liens with respect to two Mall Properties, two Community Center Properties, and certain other assets with a combined net book value of $78,227 at March 31, 2010.  Under the Amended Credit Facility, the interest rate shall be LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Amended Credit Facility contains customary covenants, representations, warranties, and events of default.  Management believes GPLP is in compliance with all covenants under the Amended Credit Facility as of March 31, 2010.

At March 31, 2010, the aggregate borrowing availability on the Amended Credit Facility was $314,554 and the outstanding balance was $226,102.  Additionally, $21,026 represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility.  As of March 31, 2010, the unused balance of the Amended Credit Facility available to the Company was $67,426 and the average interest rate on the outstanding balance was 5.77% per annum.

At December 31, 2009, the outstanding balance on the Prior Facility was $346,906.  Additionally, $21,405 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2009, the unused balance of the Prior Facility available to the Company was $101,689 and the interest rate on the outstanding balance was 2.12% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.	Derivative Financial Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate the interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2010, the Company had $405 of hedge ineffectiveness in earnings, including $231 related to the Scottsdale Venture.  The Company had no hedge ineffectiveness in earnings during the three months ended March 31, 2009.

Amounts reported in “Accumulated other comprehensive loss” (“OCL”) related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $7,306 will be reclassified as an increase to interest expense, including $5,047 related to our Scottsdale Venture.

As of March 31, 2010, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $314,083, including $134,259 related to the Scottsdale Venture.  All six derivative instruments were interest rate swaps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2010 and December 31, 2009.

	Liability Derivatives
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$8,700	Accounts Payable & Accrued Expenses	$3,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The derivative instruments were reported at their fair value of $8,700 (including $5,858 related to our Scottsdale Venture) and $3,599 in accounts payable and accrued expenses at March 31, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive loss for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in “Accumulated other comprehensive loss” will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$(1,006)	$(1,091)	Interest expense	$(2,607)	$(1,415)	Interest expense	$(405)	$0

During the three months ended March 31, 2010, the Company recognized additional other comprehensive income of $1,601, to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2010, net of $2,607 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $374 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Company recognized additional other comprehensive income of $324 to adjust the carrying amount of the interest rate swaps to fair values at March 31, 2009, net of $1,415 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $24 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the three months ended March 31, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9,638, including $6,432 related to Scottsdale Venture.  As of March 31, 2010, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $9,638, including $6,432 related to our Scottsdale Venture.

9.	Fair Value Measurements

On January 1, 2008, the Company adopted Topic 820 – “Fair Value Measurements and Disclosure” in the ASC.  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; and accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Liabilities:
Derivative instruments, net	$ -	$ 8,700	$ -	$ 8,700

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Liabilities:
Derivative instruments, net	$ -	$ 3,599	$ -	$ 3,599

The Company has one fair value measurement using significant unobservable inputs (Level 3) as of March 31, 2010.  The fair value measurement relates to an embedded derivative liability for a potential development in Vero Beach, Florida.  As of March 31, 2010, the fair value of this embedded derivative is zero.

10.	Stock Based Compensation

Restricted Common Stock

Restricted Common Shares are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Shares issued vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.  The restricted Common Shares value is determined by the Company’s closing market share price on the grant date.  As restricted Common Shares represent an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

For the three months ended March 31, 2010 and 2009, 180,666 restricted Common Shares were granted.  The related compensation expense for all restricted Common Shares issued for the three months ended March 31, 2010 and 2009 was $204 and $182, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.3 years, is $2,334 as of  March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. During the three months ended March 31, 2010 and March 31, 2009, the Company issued 297,766 and 294,266 options, respectively.  The fair value of each option granted in 2010 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 2.35%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 82.8%.  The weighted average fair value of options issued during the three months ended March 31, 2010 was $1.68 per share.  Compensation expense recorded related to the Company’s share option plans was $37 and $49 for the three months ended March 31, 2010 and 2009, respectively.

11.	Commitments and Contingencies

At March 31, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2010 is $15,707 based upon a per unit value of $5.26 at March 31, 2010 (based upon a five-day average of the Common Share price from March 24, 2010 to March 30, 2010).

12.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2010			2009
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operation	$(328)			$1,487
Less: preferred stock dividends	(4,359)			(4,359)
Noncontrolling interest adjustments (1)	1,295			211
Loss from continuing operations	$(3,392)	68,782	$(0.05)	$(2,661)	37,864	$(0.07)

Loss from discontinued operations	$(266)			$(964)
Noncontrolling interest adjustments (1)	11			70
Loss from discontinued operations	$(255)	68,782	$(0.00)	$(894)	37,864	$(0.02)

Net loss to common shareholders	$(3,647)	68,782	$(0.05)	$(3,555)	37,864	$(0.09)

Diluted EPS:
(Loss) income from continuing operations	$(328)	68,782		$1,487	37,864
Less: preferred stock dividends	(4,359)			(4,359)
Noncontrolling interest adjustments (2)	1,146
Operating partnership units		2,986			2,986
Loss from continuing operations	$(3,541)	71,768	$(0.05)	$(2,872)	40,850	$(0.07)

Loss from discontinued operations	$(266)	71,768	$(0.00)	$(964)	40,850	$(0.02)
Net loss to common shareholders before noncontrolling interest	$(3,807)	71,768	$(0.05)	$(3,836)	40,850	$(0.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Stock equivalents have been excluded as of March 31, 2010 and 2009.

13.	Discontinued Operations

Financial results of Properties the Company sold in previous periods are reflected in discontinued operations for all periods reported in the consolidated statements of operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended March 31,
	2010	2009
Revenues	$19	$1,423
Operating expenses	(70)	(1,274)
Operating (loss) income	(51)	149
Interest expense, net	-	(930)
Net loss from operations	(51)	(781)
Adjustment to gain on sold property	(215)	-
Impairment loss, net	-	(183)
Net loss from discontinued operations	$(266)	$(964)

The reduction in revenue, operating expenses and interest expense relate primarily to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which was disposed of during the three months ended September 30, 2009.  The adjustment to gain in the first quarter of 2010 relates to a litigation settlement pertaining to one of our sold properties.  The impairment charge during the first quarter of 2009 related primarily to Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold The Great Mall of the Great Plains.

14.	Acquisitions

Intangibles as of March 31, 2010, which were recorded at the acquisition date, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt Square Mall.  As of December 31, 2009, the intangibles also include WestShore.  As of March 31, 2010, the intangibles for WestShore Plaza are reported in investments in and advances to unconsolidated real estate entities and are discussed in Note 4 “Investments in and Advances to Unconsolidated Real Estate Entities.”  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.7 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the estimated life of 6.4 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 8.6 years.  Net amortization for all of the acquired intangibles is an increase (decrease) to net income in the amount of $1 and $(68) for the three months ended March 31, 2010 and 2009, respectively.  The net book value of the above-market leases is $1,965 and $3,713 as of March 31, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the below-market leases is $3,940 and $9,190 as of March 31, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $2,099 and $2,181 as of March 31, 2010 and December 31, 2009, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheets.  The net book value of in- place leases was $1,427 and $1,607 at March 31, 2010 and December 31, 2009, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.	Subsequent Events

On April 8, 2010, an affiliate of the Company (the “Borrower”) closed on a $55,000 mortgage loan (“Loan”) secured by a first mortgage on The Mall at Johnson City, located in Johnson City, Tennessee.  Under the terms and conditions of the Loan, the Borrower is required to make monthly payments of principal and interest.  The new loan has a term of ten years and a fixed interest rate of 6.76% per annum.  The Borrower used a portion of the net proceeds from the financing to defease the existing mortgage loan on the Property.  In connection with the Loan’s defeasance and extinguishment, the Company incurred approximately $589 in defeasance fees and related costs which will be recorded in financial statements for the second fiscal quarter of 2010.  The remaining proceeds were used to pay down outstanding borrowings on the Amended Credit Facility.

On April 28, 2010, GRT completed an underwritten secondary public offering of 3,500,000 Series G Shares at a price of $21.51 per share.  The yield on the offering, excluding accrued distributions, is 9.5% per annum.  The net proceeds to the Company from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $72,653 and were used to pay down the Amended Credit Facility.

The Company modified certain debt agreements in connection with the modification and extension of the Prior Facility.  The mortgage loan agreements for Northtown Mall and Polaris Lifestyle Center were revised to update the cross-references to the Amended Credit Facility.  Also, effective as of April 27, 2010, the fixed charge calculation in the Amended Credit Facility was modified to exclude dividends on the portion of gross proceeds in excess of $50,000 for preferred stock issuances that occur within 90 days after the date of the modification, which includes the Series G Preferred Stock Secondary offering that closed on April 28, 2010.   Effective as of April 30, 2010, the $42,250 mortgage loan secured by the Company’s Colonial Park Mall in Harrisburg, Pennsylvania (“Colonial Loan”), was modified to extend the maturity date through April 2012, increase the recourse to GPLP from 20% to 35%, and modify the interest rate from LIBOR plus 165 basis points to LIBOR plus 300 basis points.  The amendment to the Colonial Loan also provides for a one-year extension option, subject to certain conditions, during which the interest rate will increase to LIBOR plus 350 basis points.  The Company separately fixed the interest rate on $30,000 of the Colonial Loan with an interest rate protection agreement at a rate of 3.64% per annum for one year ending May 3, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company (defined herein) to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of March 31, 2010, we owned interests in and managed 26 Properties located in 13 states, consisting of 22 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 20.0 million square feet of gross leasable area (“GLA”) of which approximately 92.6% was occupied at March 31, 2010.

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

•	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Capitalize on opportunities to raise additional capital on terms consistent with the Company’s long term objectives as market conditions may warrant;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low cost.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2009.

Funds From Operations

Our consolidated financial statements have been prepared in accordance with GAAP.  We have indicated that FFO is a key measure of financial performance.  FFO is an important and widely used financial measure of operating performance in our industry, which we believe provides important information to investors and a relevant basis for comparison among REITs.

We believe that FFO is an appropriate and valuable non-GAAP measure of our operating performance because real estate generally appreciates over time or maintains a residual value to a much greater extent than personal property and, accordingly, reductions for real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Properties.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net loss to common shareholders	$(3,647)	$(3,555)
Add back (less):
Real estate depreciation and amortization	19,697	22,526
Pro-rata share of consolidated joint venture depreciation	(350)	-
Equity in loss of unconsolidated entities	424	357
Pro-rata share of unconsolidated entities funds from operations	723	1,149
Noncontrolling interest in operating partnership	(160)	(281)
Gain on disposition of real estate assets, net	(332)	(1,482)
Funds From Operations	$16,355	$18,714

FFO decreased by $2.4 million, or 12.6%, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  During the three months ended March 31, 2010, we received $1.7 million less in operating income excluding real estate depreciation and gains on the sale of operating assets. Of this amount, we received $643,000 less in management fee related income.  This variance is primarily driven by the consolidation of our development in Scottsdale, Arizona (“Scottsdale Quarter”).  Also, we lost approximately $483,000 in property operating income when we conveyed both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a joint venture and sold a 60% interest in the venture to an affiliate of the Blackstone Group®  (“Blackstone”) late in the first quarter of 2010.  Furthermore, we incurred $514,000 more in other operating expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This increase can primarily be attributed to the ground lease expenses associated with Scottsdale Quarter.  Lastly, we incurred $1.7 million more in interest expense.  This increase in interest expense can be attributed to an increase in borrowing costs as well as an increase in the average loan balance.

Offsetting these decreases to FFO, we experienced a decrease in the loss from discontinued operations of $730,000. This decrease primarily relates to losses during the three months ended March 31, 2009 attributable to Eastland Mall, Charlotte, North Carolina (“Eastland Charlotte”), which was disposed of in September of 2009.

Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Total revenues decreased 3.3%, or $2.6 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Minimum rents increased $1.1 million, percentage rents decreased $582,000, tenant reimbursements decreased $1.1 million, and other revenues decreased $2.0 million.

Minimum Rents

Minimum rents increased 2.3%, or $1.1 million, for the three months ended March 31, 2010 compared with minimum rents for the three months ended March 31, 2009.  During the three months ended March 31, 2010, we experienced an increase in lease termination income of $364,000 as compared to the period ended March 31, 2009.  Also contributing to the increase in minimum rents was an increase in straight-line rents of $533,000.  During the three months ended March 31, 2009 we had significant write offs of straight line receivables related to vacating anchor tenants.

Tenant Reimbursements

Tenant reimbursements decreased $1.1 million, or 4.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The decrease in revenue can be attributed to a change in the mix of recoverable operating expenses.

Other Revenues

Other revenues decreased 30.1%, or $2.0 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The components of other revenues are shown below (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$1,835	$2,074	$(239)
Outparcel sales	-	315	(315)
Sponsorship income	413	358	55
Management fees	471	1,114	(643)
Gain on sale of depreciable real estate	547	1,482	(935)
Other	1,419	1,356	63
Total	$4,685	$6,699	$(2,014)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended March 31, 2009, we sold one outparcel for $315,000.  There were no outparcel sales for the three months ended March 31, 2010.  Management fee income decreased by $643,000 during the three months ended March 31, 2010 compared to the same period ending March 31, 2009.  The decrease in fee income is primarily due to our consolidation of Scottsdale Quarter in 2010.  During the three months ended March 31, 2009, Scottsdale Quarter was recorded as an unconsolidated joint venture.  The gain on the sale of depreciable real estate for the three months ended March 31, 2010, relates to sale of a 60% interest in both Lloyd and WestShore for a gain of approximately $547,000.  During the three months ended March 31, 2009, we sold a medical building at Grand Central Mall and recorded a gain of $1.5 million related to this transaction.

Expenses

Total expenses decreased 4.7%, or $2.7 million, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Property operating expenses decreased $18,000, real estate taxes decreased $549,000, the provision for doubtful accounts increased $113,000, other operating expenses increased $514,000, depreciation and amortization decreased $2.9 million, and general and administrative costs increased $74,000.

Property Operating Expenses

Property operating expenses decreased $18,000, or 0.1%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Real Estate Taxes

Real estate taxes decreased $549,000, or 5.9%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The decreases are attributable to decreases in the real estate tax rates affecting Dayton Mall, Polaris Fashion Place, Polaris Towne Center, Merritt Square Mall, and The Mall at Fairfield Commons.  These decreases were partially offset by taxes attributable to Scottsdale Quarter that are now included in the consolidated results.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.4 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009.  The provision represents 1.9% and 1.7% of total revenues for the three months ended March, 2010 and 2009, respectively.

Other Operating Expenses

Other operating expenses increased 22.1%, or $514,000, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  During the three months ended March 31, 2010, we incurred $805,000 in ground lease expense associated with Scottsdale Quarter.  Of this expense, $510,000 relates to non-cash straight-line adjustments.  During the three months ended March 31, 2009, the ground lease expenses associated with Scottsdale Quarter was recorded as an unconsolidated joint venture.

Depreciation and Amortization

Depreciation expense decreased for the three months ended March 31, 2010 by $2.9 million, or 12.4%, as compared to the same period ended March 31, 2009.   During the three months ended March 31, 2009 we wrote off tenant improvements related to vacating tenants, which were primarily driven by the 2009 bankruptcy of one of our major tenants.  Offsetting these decreases was depreciation expense during the three months ended March 31, 2010 associated with Scottsdale Quarter.

General and Administrative

General and administrative expenses were $4.9 million and represented 6.5% of total revenues for the three months ended March 31, 2010 as compared to $4.8 million which represented 6.1% of total revenues for the three months ended March 31, 2009.  This change in expenses can be attributed to an increase in state and local taxes.

Interest Income

Interest income decreased 39.8%, or $182,000, for the three months ended March 31, 2010 compared with interest income for the year ended March 31, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture (as defined below).  During the three months ended March 31, 2009, Scottsdale Quarter was recorded as an unconsolidated joint venture.  As of January 1, 2010 we consolidated Scottsdale Quarter resulting in the elimination of this inter-company interest income.

Interest expense/capitalized interest

Interest expense increased 8.9%, or $1.7 million, for the three months ended March 31, 2010.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Three Months Ended March 31,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,670,419	$1,595,322	$75,097
Average rate	5.26%	5.03%	0.23%

Total interest	$21,966	$20,061	$1,905
Amortization of loan fees	979	642	337
Capitalized interest and other expense, net	(1,889)	(1,362)	(527)
Interest expense	$21,056	$19,341	$1,715

The increase in interest expense was primarily due to an increase in borrowing costs compared to the same period last year as well as an increase in the average loan balance.  The increase in the average loan balance was primarily due to the consolidation of Scottsdale Quarter.  Increases in loan fees and capitalized interest were also driven by the consolidation of Scottsdale Quarter as well as the increased fees related to the Amended Credit Facility (as defined below).

Equity in Loss of Unconsolidated Real Estate Entities, Net

The net loss from unconsolidated real estate entities, net contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), and Surprise Town Square (“Surprise”).  The results of Lloyd and WestShore are also included for the period March 26, 2010 through March 31, 2010.  Puente and Tulsa are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  Lloyd and WestShore are held by a GPLP subsidiary in a joint venture (the “Blackstone Venture”) with an affiliate of Blackstone.  Net loss from unconsolidated entities was $802,000 and $711,000 for the three months ended March 31, 2010 and 2009, respectively.  Our proportionate share of the loss was $424,000 and $357,000 for the three months ended March 31, 2010 and 2009, respectively.

Discontinued Operations

Total revenues from discontinued operations were $19,000 in the three months ended March 31, 2010 compared to $1.4 million during the three months ended March 31, 2009.   The net loss from discontinued operations during the three months ended March 31, 2010 and 2009 was $51,000 and $781,000, respectively.  The variance in both revenue and net loss can primarily be attributed to Eastland Charlotte which was disposed of during the three months ended September 30, 2009.  During the three months ended March 31, 2010, we recorded a $215,000 loss on a property that was sold in a previous period related to a litigation settlement.  During the three months ended March 31, 2009, we recorded $183,000 in impairment losses, net.  The impairment loss relates to capital investments at Eastland Charlotte and was partially offset by a favorable impairment adjustment when we sold The Great Mall of the Great Plains (“Great Mall”) for $20.5 million in January 2009.

Allocation to noncontrolling interest

The allocation of noncontrolling interest was $(1.3) million and $(281,000) as of March 31, 2010 and 2009, respectively.  The increase in the allocation of our net loss to noncontrolling interest relates primarily to the consolidation of the Scottsdale Venture.  Of the $1.3 million allocation $1.1 represents 50% of the net loss from the Scottsdale Venture that is allocated to our noncontrolling partner.  The loss is driven primarily by non-cash items including $363,000 of depreciation expense and $255,000 of straight-line expense associated with the ground lease as well as interest expense of $518,000.

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

In light of the challenging capital and debt markets, we are focused on addressing our near term debt maturities.  In March 2010, GPLP closed on a $370 million amended credit facility (the “Amended Credit Facility”) that matures in December 2010 and has two one-year extension options available to GPLP, subject to the satisfaction of certain conditions.  The Amended Credit Facility is partially secured and amends the $470 million unsecured credit facility that was due to expire in December 2010 (the “Prior Facility,” and together with the Amended Credit Facility, the “Facilities”).  The Amended Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  The conditional reduction permanently reduced the Amended Credit Facility's aggregate borrowing availability from $370 million to $320 million, when GPLP’s affiliate completed its joint venture with Blackstone.  The first scheduled reduction permanently reduces the Amended Credit Facility's aggregate borrowing availability to $300 million on or before December 14, 2010, provided GPLP exercises its option to extend the maturity date from December 14, 2010 to December 13, 2011.  Provided GPLP has extended the maturity date to December 13, 2011, a second scheduled reduction from $300 million to $275 million shall occur on June 30, 2011.  A third scheduled reduction of the Amended Credit Facility's borrowing availability from $275 million to $250 million shall occur on or before December 14, 2011, provided GPLP has exercised its option to extend the maturity date from December 13, 2011 to December 13, 2012.  In connection with the third scheduled reduction, the Amended Credit Facility's aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the agreement.  In addition to the scheduled reductions noted above, GPLP’s borrowing availability shall be further reduced to the principal balance of no less than $200 million resulting from the application of the net proceeds generated from:  A) the sale, financing, or refinancing of certain assets of the Company or its affiliates, B) operating cash flow, or C) any capital events, provided that GPLP be allowed to maintain $60 million of unused availability under the Amended Credit Facility.   The Amended Credit Facility is initially secured by perfected first mortgage liens with respect to two of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  Under the Amended Credit Facility, the interest rate shall be LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Amended Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants of the Amended Credit Facility as of March 31, 2010.

Also in March 2010, we entered into an agreement to borrow $46.0 million on our Polaris Towne Center, located in Columbus, Ohio.  Loan proceeds were applied toward the repayment of the $38.6 million loan on Polaris Towne Center scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  During April 2010, we entered into an agreement to borrow $55.0 million on The Mall at Johnson City, located in Johnson City, Tennessee.  Loan proceeds were applied toward the defeasance of the $37.1 million loan on The Mall at Johnson City that was also scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  The Company also has a loan on a joint venture Property, Puente, which matures in June 2010.  The Company has two one-year extension options available, subject to the satisfaction of certain conditions.  The Company has notified the lender of its intention to exercise its option to extend the term of the loan to June 2011.  Our pro-rata share of the debt for this Property is approximately $23.4 million.  There are no other scheduled debt maturities remaining in 2010.

On September 22, 2009, we completed an underwritten secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares (the “September Offering”).  The net proceeds to GRT from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  GRT used the proceeds from the secondary public offering to reduce the outstanding principal amount under our Prior Facility.  On April 28, 2010, we completed an underwritten secondary public offering of an additional 3,500,000 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”).  The Series G Preferred Shares have a liquidation preference of $25.00 per share and are redeemable for cash, plus accrued and unpaid distributions, at any time at the option of GRT.  The Series G Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of GRT.  The shares were issued on April 28, 2010 and priced at $21.51 per share including accrued distributions equating to a yield of 9.5% per annum.  GRT used the net proceeds from this offering, totaling approximately $72.7 million, to reduce the outstanding principal amount under the Amended Credit Facility.

On March 26, 2010, we formed the Blackstone Venture. In forming the Blackstone Venture, GPLP, by and through a subsidiary (the “GPLP Member”), initially contributed its entire ownership interest in WestShore and Lloyd (the “GPLP Contribution”) to a wholly-owned limited liability company (the “Venture Company”) that would eventually conduct the operations of the Blackstone Venture.  Following the completion of the GPLP Contribution and in connection with finalizing the Blackstone Venture, Blackstone and the GPLP Member executed an operating agreement (the “Operating Agreement”) for the Venture Company under which the GPLP Member sold sixty percent (60%) of its membership interests in the Venture Company to Blackstone in exchange for sixty percent (60%) of the net asset value of Lloyd and WestShore with the GPLP Member retaining the remaining 40% of the Venture Company’s membership interests.  The net proceeds generated from this transaction, totaling approximately $60 million, were used to reduce the amount outstanding under our Amended Credit Facility.

At March 31, 2010, the Company’s total-debt-to-total-market capitalization was 68.3% (exclusive of our pro-rata share of joint venture debt), compared to 79.6% at December 31, 2009.  A reduction in our Common Share price during the recent years has resulted in a ratio above our targeted range of 50–60%.  With the reduction in our Common Share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from our recent preferred equity offering to reduce debt and, to the extent debt levels remain in an acceptable range, to fund expansion, renovation and redevelopment of existing Properties.

Capital Resource Availability

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million.  After completion of the September Offering and the offering of 3,500,000 Series G Preferred Shares at a price of $21.51 per share, we have $209.7 million remaining available under the shelf registration statement for future offerings.

At March 31, 2010, the aggregate borrowing availability on the Amended Credit Facility was $314.6 million and the outstanding balance was $226.1 million.  Additionally, $21.0 million represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility.  As of March 31, 2010, the unused balance of the Amended Credit Facility available to the Company was $67.4 million and the average interest rate on the outstanding balance was 5.77% per annum.  After the proceeds from the capital transactions in April relating to the secondary offering of Series G Preferred Shares and excess proceeds from the refinancing of The Mall at Johnson City were applied to reduce the outstanding balance of the Amended Credit Facility, the aggregate borrowing availability on the Amended Credit Facility was $234 million and the outstanding balance for the Amended Credit Facility is currently approximately $154 million.

At March 31, 2010, our Amended Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $44.5 million and other assets with a net book value of approximately $33.7 million.  Our mortgage notes payable were collateralized with first mortgage liens on seventeen of our Properties having a net book value of approximately $1,333.6 million.  We have other corporate assets that have a net book value of approximately $10.1 million.

Cash Activity

For the three months ended March 31, 2010

Net cash provided by operating activities was $16.3 million for the three months ended March 31, 2010.  (See also “Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash provided by investing activities was $48.1 million for the three months ended March 31, 2010.  We received $60.1 million from the sale of interest in Properties.  These proceeds were attributable to the sale of a 60% interest in both Lloyd and WestShore to Blackstone.  Offsetting these increases to cash, we spent $15.1 million on our investments in real estate.  Of this amount, $10.2 million was spent on development and redevelopment projects including $9.4 million in expenditures related to the development of Scottsdale Quarter and $1.8 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center and Jersey Gardens Mall.

Net cash used in financing activities was $138.1 million for the three months ended March 31, 2010.  We made $43.6 million in principal payments on existing mortgage debt.  Of this amount $38.6 million was used to repay the previous mortgage when we refinanced the mortgage on Polaris Towne Center and regularly scheduled principal payments of $5.0 million were made on various loan obligations.  Also, $11.5 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  In addition, we reduced borrowings outstanding by $120.8 million under the Facilities.  Lastly, the Company spent $8.3 million in financing costs, which mainly related to the refinancing of the Amended Credit Facility in March 2010.  Offsetting these decreases to cash, we received $46.0 million in loan proceeds from the refinancing of Polaris Towne Center.

For the three months ended March 31, 2009

Net cash provided by operating activities was $22.4 million for the three months ended March 31, 2009.  See also “Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.

Net cash provided by investing activities was $10.0 million for the three months ended March 31, 2009.  We received $24.0 million from the sale of Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical building at Grand Central Mall, located in City of Vienna, West Virginia.  We also received $5.7 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in Scottsdale Quarter.  Offsetting these increases to cash, we spent $13.9 million on our investments in real estate.  Of this amount, $8.4 million was spent on redevelopment projects.  We continued to fund our investment in the addition of Polaris Lifestyle Center, a lifestyle component added to Polaris Fashion Place with expenditures of $3.6 million during the three months ended March 31, 2009.  Also, we spent $2.0 million at Lloyd for the addition of a L.A. Fitness and $1.0 million at Northtown Mall relating to the addition of Herberger’s.  We also spent $2.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Polaris Fashion Place and Indian Mound Mall.  Lastly, we invested $7.4 million in our unconsolidated real estate entities.  This investment was primarily spent on funding the construction activity at our Scottsdale Quarter development.

Net cash used in financing activities was $36.6 million for the three months ended March 31, 2009.  We made $80.6 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall, $30.0 million mortgage was repaid on Great Mall when the Property was sold and regularly scheduled principal payments of $4.5 million were made on various loan obligations.  Also, $17.4 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  Offsetting these decreases to cash, we received $32.0 million in loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  We also received $30.0 million under our Prior Facility.

Financing Activity - Consolidated

Total debt decreased by $205.4 million during the first three months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2009	$1,224,991	$346,906	$1,571,897
New mortgage debt	46,000	-	46,000
Repayment of debt	(38,649)	-	(38,649)
Debt amortization payments in 2010	(4,922)	-	(4,922)
Transferred Debt	(215,318)	-	(215,318)
Consolidation of Scottsdale Venture	128,363	-	128,363
Amortization of fair value adjustment	(113)	-	(113)
Net payments, Facilities	-	(120,804)	(120,804)
March 31, 2010	$1,140,352	$226,102	$1,366,454

During the first three months of 2010, we entered into one new financing arrangement, paid off one loan, transferred two loans to a joint venture, and added one loan due to the consolidation of Scottsdale Quarter.  On March 31, 2010, a GRT affiliate entered into a loan agreement to borrow $46.0 million (the “Polaris Towne Center Loan”).  The Polaris Towne Center Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Towne Center.  The Polaris Towne Center Loan has an interest rate of 6.76% per annum and a maturity date of April 1, 2020.  The Polaris Towne Center Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Polaris Towne Center Loan were applied toward the repayment of the $38.6 million loan on Polaris Towne Center that was scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  On March 26, 2010, we formed the Blackstone Venture and in connection with the closing the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.  As of January 1, 2010, we consolidated Scottsdale Quarter and are now including the associated debt of $128.4 million in our consolidated financial statements.

At March 31, 2010, our Amended Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $44.5 million and other assets with a net book value of approximately $33.7 million.  Our mortgage notes payable were collateralized with first mortgage liens on 17 of our Properties having a net book value of approximately $1,333.6 million.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $86.9 million during the first three months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2009	$207,946	$105,472
Repayment of debt	(93)	(48)
Transferred debt	215,318	86,127
Consolidation of Scottsdale Venture	(128,363)	(64,182)
March 31, 2010	$294,808	$127,369

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of March 31, 2010, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

On November 30, 2007, the joint venture that owns Scottsdale Quarter closed on a $220 million mortgage and construction loan, (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of March 31, 2010, $128.4 million (of which $64.2 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes the interest rate on 70% of the outstanding loan amount at 5.44% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term. The Company is in the process of modifying its Scottsdale Loan to update the cross references to its Amended Credit Facility.  It is also anticipated that the modification will impact other provisions of the agreement with the primary changes involving the pricing, including an initial increase in the interest rate of approximately 50 basis points and the requirement to accelerate the timing and amount of equity contributions to be made to the project.  These changes have been assumed within our previous capital planning and will not impact our current ability to complete the development. Prior to January 1, 2010, Scottsdale Quarter was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Quarter and are now including the associated debt of approximately $128.4 million in our consolidated financial statements.

On March 26, 2010, we formed the Blackstone Venture and in connection with the closing the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.

At March 31, 2010, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $235.6 million.  An affiliate of the Company executed a modification agreement for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification included a $5.0 million payment towards principal and increased the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points.  At March 31, 2010, the construction notes payable were collateralized with a first mortgage lien on one Property having a net book value of approximately $7.8 million.  At March 31, 2010, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of approximately $312.7 million.

Contractual Obligations and Commitments

Contractual Obligations Including Pro-Rata Share of Consolidated Joint Ventures

Long-term debt obligations are indicated including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At March 31, 2010, we had the following obligations relating to dividend distributions.  In the first quarter of 2010, the Company declared distributions of $0.10 per Common Share and OP Units (approximately $7.2 million), to be paid during the second quarter of 2010.  The Series F Preferred Shares and the Series G Preferred Shares pay cumulative dividends and therefore GRT is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $17.4 million per year.  The total distribution obligation for Series F Preferred Shares and the Series G Preferred Shares for the three month period ended March 31, 2010 is approximately $1.3 million and $3.0 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment, and other miscellaneous items.  The obligation for these leases at March 31, 2010 was $5.3 million.

At March 31, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of GRT or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2010 is $15.7 million based upon a per unit value of $5.26 at March 31, 2010 (based upon a five-day average of the Common Stock price from March 24, 2010 to March 30, 2010).

In the second quarter of 2006, the Company formed the Scottsdale Venture, a joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company, to construct Scottsdale Quarter (the “Scottsdale Venture”).  The parties conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Kierland is the managing member.  LLC Co. coordinates and manages the construction of Scottsdale Quarter.  As of March 31, 2010, the Company’s total funding in the Scottsdale Venture is approximately $63.1 million and holds a 50% common interest in the Scottsdale Venture.  LLC Co. owns and operates Scottsdale Quarter (on land subject to a ground lease, under which LLC Co. is the tenant and an affiliate of Wolff Company is the landlord).  Related to the Scottsdale Venture, GPLP, and LLC Co. have the following commitments:

o
Letter of Credit:  GPLP has provided for LLC Co. a letter of credit in the amount of $20.0 million to serve as security under the ground lease for the construction at Scottsdale Quarter.  GPLP shall maintain the letter of credit for LLC Co. until substantial completion of the construction of Scottsdale Quarter occurs.  GPLP has also provided a letter of credit for LLC Co. in the amount of $1.0 million as collateral for fees and claims arising from the Owner Controlled Insurance Program that will be in place during construction.

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

o
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that ranges from 10 to 50% of the outstanding loan amount, based upon the achievement of certain financial performance under the construction loan agreement.

At March 31, 2010, we had executed leases committing to approximately $11.8 million in tenant allowances and primarily relate to our pro-rata share of construction commitments for our development work at Scottsdale Quarter.  The leases are expected to generate gross rents that approximate $61.7 million over the original lease terms.  Lastly, Scottsdale Quarter is subject to a 99-year ground lease discussed in detail below.  Our current annual pro-rata share of this obligation is approximately $2.7 million.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $10.0 million at March 31, 2010.

Commercial Commitments

The Amended Credit Facility terms are discussed in Note 7 to the Consolidated Financial Statements.

Pro-Rata Share of Unconsolidated Entities Obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through a joint venture are as follows: 2010 - $29.3 million; 2011 - $24.6 million; 2012 - $39.6 million and 2013 - $48.6 million. These maturities do not consider available extension options.  We have a pro-rata obligation for tenant allowances in the amount of $1.3 million for tenants who have signed leases at the unconsolidated entities’ Properties.  Our pro-rata share of purchase obligations are approximately $507,000.

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

The table below represents the classification of “Developments in progress” as it relates to our Consolidated Balance Sheet as of March 31, 2010:

	Developments in Progress (dollars in thousands) As of March 31, 2010
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total

Land for future development	$24,000	$-	$24,000
Redevelopment and development	8,821	3,383	12,204
Tenant improvements and tenant allowances	1,754	626	2,380
Other	2,700	184	2,884
Scottsdale Quarter	181,960	-	181,960
Total	$219,235	$4,193	$223,428

Capital expenditures are generally accumulated into a project and classified as “Developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.  The $182.0 million associated with Scottsdale Quarter includes $51.0 million in internal costs. These costs include items such as interest and non-cash straight-line ground lease expense. The amount of non-cash straight-line ground lease cost approximates $29.9 million of the $51.0 million in internal costs.

The table below provides the amount we spent on our capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended March 31, 2010
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$4,691	$-	$4,691
Redevelopment projects	$822	$-	$822
Renovation with no incremental GLA	$179	$-	$179

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor replacement	$295	$250	$545
Non-anchor replacement	1,543	16	1,559
Operational capital expenditures	777	41	818
Total Property Capital Expenditures	$2,615	$307	$2,922

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansions and renovations projects with the net cash provided by operating activities, the funds available under our Amended Credit Facility, construction financing, long-term mortgage debt, and proceeds from the sale of assets.

Redevelopment

Our redevelopment expenditures relate primarily to the addition of a new L.A. Fitness junior anchor at Lloyd; and anchor store redevelopments at The Mall at Johnson City.

The redevelopment project at Puente involves redevelopment of a former Linens N’ Things store which closed in August of 2008.  A replacement store, Round One, is under construction and is expected to open in the fall of 2010.  This new entertainment destination is the first opening of this entertainment venue in the U.S. market.  The new store will offer entertainment and dining to compliment the department stores and theater at Puente.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our new development spending for the three months ended March 31, 2010 primarily relates to our proportionate share of the investment in our Scottsdale Venture.  Upon completion, our Scottsdale Quarter development will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a planned hotel and residential complex that will be developed independently by entities unaffiliated with the Company.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 90% of the Phase I retail space addressed.  Apple, Brio, H&M, Oakville Grocery, West Elm, and Williams-Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for over 85% of the office space and the first office tenants moved in during the fourth quarter of 2009.  The Scottsdale Quarter development will require an investment in hard costs of approximately $250 million with a stabilized return of approximately 8%.  The hard costs include construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments.  In addition to the hard costs, we capitalize certain internal leasing costs, non-cash straight-line ground lease expenses, development fees, interest and real estate taxes.  As of March 31, 2010, we have recognized approximately $178 million in hard costs of which $47.0 million has been placed into service as of March 31, 2010.

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

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”) for the twelve-month period ended March 31, 2010 were $342 compared to $347 for the twelve month period ended March 31, 2009.  Mall Store Sales include only those stores open for the twelve months ended March 31, 2010 and 2009.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09
Core Malls (2):
Mall Anchors	93.8%	94.1%	93.7%	93.7%	93.3%
Mall Stores	90.5%	92.0%	91.5%	90.4%	91.3%
Total Core Mall Portfolio	92.6%	93.3%	92.9%	92.5%	92.6%

Mall Portfolio – Excluding Joint Ventures (3):
Mall Anchors	92.5%	92.5%	92.0%	91.9%	92.0%
Mall Stores	90.0%	92.2%	91.5%	89.8%	90.7%
Mall Portfolio Excluding Joint Ventures	91.6%	92.4%	91.8%	91.2%	91.5%

Total Community Centers:
Community Center Anchors	95.3%	95.3%	95.6%	95.6%	89.1%
Community Center Stores	83.2%	85.6%	82.8%	83.9%	88.1%
Total Community Center Portfolio	90.8%	91.7%	91.6%	92.0%	88.8%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture malls and excludes held-for-sale malls.
(3)	Excludes the Company’s held-for-sale malls and joint venture malls.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2010, approximately 82.3% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years and a weighted-average interest rate of approximately 6.0%.  At December 31, 2009, approximately 82.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.6 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at March 31, 2010 and December 31, 2009, bears interest at variable rates with weighted-average interest rates of approximately 5.6% and 2.0%, respectively.

At March 31, 2010 and December 31, 2009, the fair value of our debt (excluding our Prior Facility) was $1,139.2 million and $1,208.6 million, respectively, compared to its carrying amounts of $1,140.4 million and $1,225.0 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at March 31, 2010 and 2009, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0 and $0.6 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $30.5 million and $34.6 million, at March 31, 2010 and December 31, 2009, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0 and $0.3 million, for the quarter ended March 31, 2010 and 2009, respectively, and increase the fair value of our debt by approximately $31.9 million and $36.1 million, at March 31, 2010 and December 31, 2009, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	Rick Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Reserved

None

ITEM 5.	Other Information

Amendment of Colonial Park Mall Loan Agreement

On May 4, 2010, Catalina Partners, L.P. (“Catalina”), an affiliate of the Company, executed a First Modification of Notes, Open-End Fee Mortgage, Leasehold Mortgage, Assignment of Rents and Security Agreement and Fixture Filing and Loan Agreement, dated and effective as of April 30, 2010 (the “Modification”)  which modified certain terms and conditions of a Loan Agreement, dated April 23, 2008, between Catalina and US Bank National Association (the “Lender”) to borrow $42.25 million dollars from the Lender (the “Loan”).  The Loan is secured by a first-lien mortgage on Colonial Park Mall, a regional Mall owned by Catalina and located in Harrisburg, PA (“Colonial”). GRT previously disclosed the execution of the Loan Agreement in Item 5 of Part II of its Form 10-Q for the period ended March 31, 2008 filed with the SEC on April 25, 2008.

The Modification primarily amends the Loan Agreement as follows:

(1)
Maturity Date:  The Modification extends the Loan’s maturity date from April 23, 2011 to April 23, 2012 with an option for Catalina to further extend the maturity date to April 23, 2013 subject to Catalina providing proper notice to Lender, the payment by Catalina of an extension fee equal to 25 basis points of the Loan’s then outstanding principal amount, and the completion of a satisfactory re-appraisal of Colonial.

(2)
Interest Rate:  The Loan's prevailing interest rate has been increased from LIBOR plus 165 basis points to LIBOR plus 300 basis points.  If the Loan’s maturity date is extended to April 23, 2013 pursuant to the option described above, then the interest rate shall be LIBOR plus 350 basis points.  Catalina separately, through the execution of an interest rate protection agreement, fixed the interest rate on $30 million of the Loan at a rate of 3.64% per annum.  The fixed rate will expire on May 3, 2011 and the Loan’s interest rate will revert to a variable rate as described above.

(3)
Repayment:  If Catalina extends the Loan’s maturity date to April 23, 2013 pursuant to the option described above, then the repayment of the Loan shall convert from monthly interest only payments to monthly payments of principal and interest based on a 25 year amortization.

(4)
Appraisal Right:  The Modification provides the Lender with a right to request an appraisal of Colonial, at Catalina’s expense, after March 23, 2011 or in the event any of the three anchor stores at Colonial become vacant.

(5)	GPLP Guaranty: The repayment guaranty provided by GPLP under the Loan Agreement has been increased from 20% of the Loan amount to 35%.

The Modification also revises the cross-default provisions of the Loan Agreement to refer to the Amended Credit Facility as described in the Comprehensive Amendment to Amended and Restated Credit Agreement, dated March 4, 2010 (the “Credit Facility Agreement”), and disclosed in a Current Report on Form 8-K filed with the SEC on March 8, 2010, as amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of April 27, 2010.  In addition to the transaction described above, Lender, together with other financial institutions, also serves as a participating lender on the mortgage and construction loan relating to the Company’s Scottsdale Quarter development and the Amended Credit Facility.

Amendment to Credit Facility Agreement

On May 4, 2010, GPLP, an affiliate of GRT, executed a Second Amendment to Amended and Restated Credit Agreement (the “Amendment”), dated as of April 27, 2010 (the “Effective Date”), with KeyBank National Association, Eurohypo AG, New York Branch, Wachovia Bank, National Association, RBS Citizens, N.A. (d/b/a Charter One), Bank of America, N.A., Aareal Capital Corporation, Huntington National Bank, PNC Bank, National Association, U.S. Bank National Association, and MidFirst Bank (collectively, the “Lenders”).  The Amendment modifies certain terms of the Credit Facility Agreement, the terms of which were disclosed by GRT in a Current Report on Form 8-K filed with the SEC on March 8, 2010.

Under the Amendment, the calculation used to determine fixed charges under the Credit Facility Agreement and included in the definition of “Fixed Charges” under such agreement has been modified to exclude from such calculation all dividends for certain perpetual preferred stock that is issued by GRT at anytime during the 90-day period following the Effective Date and which yields aggregate gross proceeds in excess of Fifty Million Dollars ($50,000,000), provided that the aforementioned exclusion shall only apply to the dividends on the newly issued perpetual preferred stock which generates up to an additional Fifty Million Dollars ($50,000,000) of gross proceeds in excess of the first Fifty Million Dollars ($50,000,000) of gross proceeds from such perpetual preferred stock issuance.

Certain of the Lenders and their respective affiliates have, from time to time, performed various financial advisory, mortgage lending, and investment banking services for GRT and certain of its affiliates for which the respective Lender(s), or their affiliate(s), received customary fees and expenses.

ITEM 6.	Exhibits

2.2
First Amendment to Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of January 14, 2010 (pertains to joint ventures between the Blackstone Group and Glimcher Properties Limited Partnership).  (Incorporated by reference to the Company’s Annual Report in Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2010.)

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.110
Comprehensive Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2010, between Glimcher Properties Limited Partnership, KeyBank National Association, and certain other banks, financial institutions, and other entities.

10.111
Amended and Restated Limited Liability Company Agreement of GRT Mall JV LLC, dated as March 26, 2010 (pertains to the joint venture between the Blackstone Group and Glimcher Properties Limited Partnership.

10.112	Loan Agreement, dated as of March 31, 2010, between Bank of America, N.A. and PTC Columbus, LLC.
10.113	Promissory Note, dated March 31, 2010, issued by PTC Columbus, LLC in the amount of Forty-Six Million Dollars ($46,000,000).
10.114	Open End Mortgage, Assignment of Leases and Rents, and Security Agreement, dated as of March 31, 2010, by PTC Columbus, LLC, as mortgagor, to Bank of America, N.A., as mortgagee.

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

Dated:  May 6, 2010