Form 10-Q
period 2010-06-30
GLIMCHER REALTY TRUST
filed 2010-07-23
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 22, 2010, there were 68,942,117 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 54 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.        Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and par value amounts)

	June 30, 2010	December 31, 2009

ASSETS

Investment in real estate:
Land	$194,343	$251,001
Buildings, improvements and equipment	1,583,805	1,839,342
Developments in progress	216,773	45,934
	1,994,921	2,136,277
Less accumulated depreciation	560,666	624,165
Property and equipment, net	1,434,255	1,512,112
Deferred costs, net	17,957	18,751
Investment in and advances to unconsolidated real estate entities	124,601	138,898
Investment in real estate, net	1,576,813	1,669,761

Cash and cash equivalents	9,654	85,007
Restricted cash	13,402	12,684
Tenant accounts receivable, net	19,502	30,013
Deferred expenses, net	16,097	9,018
Prepaid and other assets	35,311	43,429
Total assets	$1,670,779	$1,849,912

LIABILITIES AND EQUITY

Mortgage notes payable	$1,157,576	$1,224,991
Notes payable	155,998	346,906
Accounts payable and accrued expenses	85,570	59,071
Distributions payable	13,329	11,530
Total liabilities	1,412,473	1,642,498

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 and 6,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	222,174	150,000
Common Shares of Beneficial Interest, $0.01 par value, 68,937,431 and 68,718,924 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	689	687
Additional paid-in capital	667,119	666,489
Distributions in excess of accumulated earnings	(695,693)	(671,351)
Accumulated other comprehensive loss	(7,688)	(3,819)
Total Glimcher Realty Trust shareholders’ equity	246,601	202,006
Noncontrolling interest	11,705	5,408
Total equity	258,306	207,414
Total liabilities and equity	$1,670,779	$1,849,912

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2010	2009
Revenues:
Minimum rents	$39,011	$46,218
Percentage rents	804	820
Tenant reimbursements	19,081	22,565
Other	5,039	6,180
Total revenues	63,935	75,783

Expenses:
Property operating expenses	13,094	15,551
Real estate taxes	8,036	8,930
Provision for doubtful accounts	1,149	1,800
Other operating expenses	3,705	3,286
Depreciation and amortization	16,359	18,801
General and administrative	4,770	4,334
Total expenses	47,113	52,702

Operating income	16,822	23,081

Interest income	293	471
Interest expense	20,119	19,773
Equity in income (loss) of unconsolidated real estate entities, net	56	(726)
(Loss) income from continuing operations	(2,948)	3,053
Discontinued operations:
Loss from operations	(38)	(129)
Net (loss) income	(2,986)	2,924
Add: allocation to noncontrolling interest	1,679	107
Net (loss) income attributable to Glimcher Realty Trust	(1,307)	3,031
Less: Preferred stock dividends	5,603	4,359
Net loss to common shareholders	$(6,910)	$(1,328)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.10)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.10)	$(0.03)

EPS (diluted):
Continuing operations	$(0.10)	$(0.03)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.10)	$(0.03)

Weighted average common shares outstanding	68,926	38,023
Weighted average common shares and common share equivalent outstanding	71,912	41,099

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net (loss) income	$(2,986)	$2,924
Other comprehensive income on derivative instruments, net	1,748	1,181
Comprehensive (loss) income	(1,238)	4,105
Comprehensive income attributable to noncontrolling interest	(547)	(86)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(1,785)	$4,019

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2010	2009
Revenues:
Minimum rents	$86,367	$92,496
Percentage rents	1,661	2,259
Tenant reimbursements	41,950	46,490
Other	9,724	12,879
Total revenues	139,702	154,124

Expenses:
Property operating expenses	29,816	32,291
Real estate taxes	16,867	18,310
Provision for doubtful accounts	2,555	3,093
Other operating expenses	6,546	5,613
Depreciation and amortization	36,560	41,859
General and administrative	9,659	9,149
Total expenses	102,003	110,315

Operating income	37,699	43,809

Interest income	568	928
Interest expense	41,175	39,114
Equity in loss of unconsolidated real estate entities, net	(368)	(1,083)
(Loss) income from continuing operations	(3,276)	4,540
Discontinued operations:
Impairment loss, net	-	(183)
Adjustment to gain on sold property	(215)	-
Loss from operations	(89)	(910)
Net (loss) income	(3,580)	3,447
Add: allocation to noncontrolling interest	2,985	388
Net (loss) income attributable to Glimcher Realty Trust	(595)	3,835
Less: Preferred stock dividends	9,962	8,718
Net loss to common shareholders	$(10,557)	$(4,883)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.15)	$(0.10)
Discontinued operations	$(0.00)	$(0.03)
Net loss to common shareholders	$(0.15)	$(0.13)

EPS (diluted):
Continuing operations	$(0.15)	$(0.10)
Discontinued operations	$(0.00)	$(0.03)
Net loss to common shareholders	$(0.15)	$(0.13)

Weighted average common shares outstanding	68,854	37,944
Weighted average common shares and common share equivalent outstanding	71,840	40,930

Cash distributions declared per common share of beneficial interest	$0.20	$0.20

Net (loss) income	$(3,580)	$3,447
Other comprehensive income on derivative instruments, net	3,349	1,505
Comprehensive (loss) income	(231)	4,952
Comprehensive income attributable to noncontrolling interest	(921)	(110)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(1,152)	$4,842

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2009	$60,000	$150,000	68,718,924	$687	$666,489	$(671,351)	$(3,819)	$5,408	$207,414

Distributions declared, $0.20 per share						(13,785)		(598)	(14,383)
Distribution Reinvestment and Share Purchase Plan			21,674	-	96				96
Exercise of stock options			16,167	-	23				23
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					435				435
Preferred stock dividends						(9,962)			(9,962)
Issuance of Series G Cumulative Preferred stock		74,751							74,751
Series G Cumulative Preferred stock issuance costs		(2,577)							(2,577)
Net loss						(595)		(2,985)	(3,580)
Other comprehensive income on derivative instruments							2,428	921	3,349
Stock option expense					83				83
Adjustments related to consolidation of a previously unconsolidated entity							(6,297)	8,954	2,657
Transfer to noncontrolling interest in partnership					(5)			5	-
Balance, June 30, 2010	$60,000	$222,174	68,937,431	$689	$667,119	$(695,693)	$(7,688)	$11,705	$258,306

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,580)	$3,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	2,555	3,389
Depreciation and amortization	36,560	41,859
Amortization of financing costs	2,974	1,427
Equity in loss of unconsolidated real estate entities, net	368	1,083
Distributions from unconsolidated real estate entities	91	-
Capitalized development costs charged to expense	230	185
Impairment losses, net – discontinued operation	-	183
Gain on sale of operating real estate assets	(547)	(1,482)
Adjustment to gain on sold property	215	-
Gain on sales of outparcels	-	(530)
Stock option related expense	518	461
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	763	(316)
Prepaid and other assets	(671)	812
Accounts payable and accrued expenses	(7,342)	(726)

Net cash provided by operating activities	32,134	49,792

Cash flows from investing activities:
Additions to investment in real estate	(35,713)	(22,749)
Investment in unconsolidated real estate entities	-	(19,250)
Proceeds from sales of properties	60,070	23,979
Proceeds from sales of outparcels	-	1,607
(Additions to) withdrawals from restricted cash	(2,350)	739
Additions to deferred expenses and other	(2,591)	(2,146)
Distributions from unconsolidated real estate entities	-	13,220
Net increase in cash from previously unconsolidated real estate entity	5,299	-

Net cash provided by (used in) investing activities	24,715	(4,600)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(190,908)	14,316
Additions to deferred financing costs	(10,606)	(1,036)
Proceeds from issuance of mortgage notes payable	146,000	48,500
Principal payments on mortgages and other notes payable	(126,413)	(84,923)
Proceeds from issuance of preferred stock	72,708	-
Exercise of stock options and other	96	96
Cash distributions	(23,079)	(25,875)

Net cash used in financing activities	(132,202)	(48,922)

Net change in cash and cash equivalents	(75,353)	(3,730)

Cash and cash equivalents, at beginning of period	85,007	17,734

Cash and cash equivalents, at end of period	$9,654	$14,004

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.           Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At June 30, 2010, GRT both owned interests in and managed 26 operating Properties, consisting of 22 Malls (17 wholly owned and 5 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”).  As of June 30, 2010, GRT was a limited partner in GPLP with a 95.6% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.3% interest in GPLP.  GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE’s”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, statements of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in these financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Investment in Real Estate – Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets.  Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income (“NOI”) performance and conducts a detailed evaluation of the respective property.  The evaluation considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Sale of Real Estate Assets

The Company records sales of operating properties and outparcels using the full accrual method at closing when both of the following conditions are met: (1) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (2) the earnings process is virtually complete, meaning that the seller is not obligated to perform significant activities after the sale to earn the profit.  Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance, property reserves for maintenance, and expansion or leasehold improvements as required by certain of the loan agreements.

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities by following Topic 815 - “Derivative and Hedging” in the ASC.  The objective is to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under this guidance; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The Company classifies distributions from joint ventures as operating activities if they satisfy all three of the following conditions:  the amount represents the cash effect of transactions or events; the amounts result from the Company’s normal operations; and the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities:  lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); and acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Statement of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the property.  Cash distributed that does not exceed the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from investing activity.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.

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

Income or loss allocated to noncontrolling interest held within a consolidated joint venture are calculated by dividing the noncontrolling interest share of common partnership interests held by the total common partnership interests outstanding.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company’s non-cash activities accounted for decreases in the following areas:  (1) investment in real estate - $79,964, (2) investment in and advances to unconsolidated real estate entities - $14,206, (3) tenant accounts receivable - $7,193, and (4) prepaid and other assets - $8,625.  In addition, the Company transferred a net amount of $87,003 in mortgage loans.  The Company’s non-cash activities accounted for increases in both accounts payable and accrued liabilities by $35,316 and noncontrolling interest by $8,954, respectively.  These non-cash activities primarily relate to the transfer of two Malls to a joint venture and the consolidation of a joint venture that was previously reported as an investment in unconsolidated subsidiaries.

Share distributions of $6,893 and $6,872 were declared, but not paid as of June 30, 2010 and December 31, 2009, respectively.  Operating Partnership distributions of $299 were declared, but not paid as of June 30, 2010 and December 31, 2009.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of June 30, 2010 and December 31, 2009.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 and $3,046 were declared, but not paid as of June 30, 2010 and December 31, 2009, respectively.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that begins after November 15, 2009.  As a result of this new standard, the Company has determined that the Scottsdale Venture, as discussed in Note 3 “Investment in Joint Ventures – Consolidated,” is reported as a consolidated entity prospectively beginning on January 1, 2010.

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

3.           Investment in Joint Ventures – Consolidated

As of June 30, 2010, the Company has two consolidated VIE joint ventures, the Scottsdale Venture and the VBF Venture (defined below).  The Company has determined that it is the primary beneficiary of these joint ventures, as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

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

As a result of the adoption of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC, the Company evaluated the key control activities that could potentially provide a substantial impact to the entity’s overall economic performance.  After analyzing all of these key control activities, the Company determined it has the power to control as well as the obligation to absorb losses and the rights to receive benefits significant to the Scottsdale Venture.  Accordingly, the Company began reporting the Scottsdale Venture as a consolidated real estate entity on a prospective basis effective January 1, 2010.

The Company evaluated numerous key control activities that could potentially provide a substantial impact to the entity’s overall economic performance.  After analyzing all of these key control activities, it was determined that the Company substantially controlled them.  Furthermore, due to its preferred investment in the Scottsdale Venture, the Company has the ability to receive the primary benefit or risk of loss and effective January 1, 2010, the Company began reporting the Scottsdale Venture as a consolidated real estate entity on a prospective basis.

The Scottsdale Venture’s assets are restricted and can only be used to settle obligations of the Scottsdale Venture.

As of December 31, 2009, the Company and Wolff both contributed $10,750 in common equity to the Scottsdale Venture.  As of December 31, 2009, the Company had contributed an additional $40,300 to the Scottsdale Venture (with no corresponding investment by Wolff) in the form of a preferred investment.  During the six months ended June 30, 2010, the Company made $25,000 in additional preferred contributions to the Scottsdale Venture.  As of June 30, 2010, the Company’s total investment in the Scottsdale Venture is $76,050.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of June 30, 2010	Company’s Maximum Exposure to Loss as of June 30, 2010
Construction loan (1)	$128,363	$75,000
Ground lease letter of credit (2)	-	20,000
Owner controlled insurance program (3)	-	1,026
Total	$128,363	$96,026

(1)
As of June 30, 2010, GPLP has provided a guaranty of repayment obligations under the construction loan agreement of 50% of the current loan availability under the loan agreement.    GPLP also has a performance guarantee to construct the development.  The estimated cost to construct Scottsdale Quarter is $250,000, of which $186,000 in construction costs have been incurred through June 30, 2010.  The Company expects to fund the remaining costs of Scottsdale Quarter with both equity contributions and draws from the construction loan.  GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

(2)
As of June 30, 2010, GPLP has provided a letter of credit in the amount of $20,000 to serve as security under the ground lease for the construction of Scottsdale Quarter.  GPLP shall maintain the letter of credit until the construction of Scottsdale Quarter is substantially complete.

(3)
As of June 30, 2010, GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the owner controlled insurance program that is to remain in place during the construction period.

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

The Company did not provide any additional financial support to the VBF Venture during the six months ended June 30, 2010.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the above consolidated joint ventures’ investment in real estate, net, total assets, mortgage notes payable, and total liabilities included in our consolidated financial statements at June 30, 2010 are as follows:

June 30, 2010
Investment in real estate, net	$261,772
Total assets	$264,755

Mortgage notes payable	$128,363
Total liabilities	$187,674

The Scottsdale Venture and the VBF Venture are separate legal entities, and are not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the Scottsdale Venture and the VBF Venture except as permitted by applicable law or regulation, or agreement.  Also, creditors of the Scottsdale Venture and the VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

4.           Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of June 30, 2010 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

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

During the three months ended March 31, 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed entity (“Blackstone Joint Venture”) in a transaction accounted for as a partial sale.  Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”).  The sales price for the 60% interest was $62,809 and after customary closing costs, GPLP received proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the Statement of Operations as other revenue.

The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $729 and $1,042 for these services for the three months ended June 30, 2010 and 2009, respectively, and fee income of $1,194 and $2,156 for the six months ended June 30, 2010 and 2009, respectively.

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below.

The Scottsdale Venture’s financial results are reported in the joint venture Balance Sheet as of December 31, 2009 and Statements of Operations for the three and six months ended June 30, 2009 listed below.  Effective January 1, 2010, the Scottsdale Venture was consolidated and therefore excluded from the June 30, 2010 joint venture Balance Sheet and Statements of Operations.

With the transfer of its interest in both Lloyd and WestShore into the Blackstone Joint Venture on March 26, 2010, the assets, liabilities and equity for both of these properties are included in the June 30, 2010 joint venture Balance Sheet.  As of December 31, 2009, both Lloyd and WestShore were consolidated properties and are excluded from the December 31, 2009 joint venture Balance Sheet and Statements of Operations for the three and six months ended June 30, 2009.  The Statements of Operations for the six months ended June 30, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through June 30, 2010.

The Balance Sheet and Statement of Operations, in each period reported, include both the ORC Venture and Surprise Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheet	June 30,	December 31,
	2010	2009
Assets:
Investment properties at cost, net	$528,645	$282,687
Construction in progress	11,247	180,230
Intangible assets (1)	12,451	6,552
Other assets	29,558	21,805
Total assets	$581,901	$491,274

Liabilities and members’ equity:
Mortgage notes payable	$293,618	$207,946
Notes payable (2)	5,000	5,000
Intangibles (3)	7,663	5,452
Other liabilities (4)	7,042	56,470
	313,323	274,868
Members’ equity	268,578	216,406
Total liabilities and members’ equity	$581,901	$491,274

GPLP’s share of members’ equity	$125,076	$131,570

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $1,588 and $204 for above-market acquired leases as of June 30, 2010 and December 31, 2009, respectively, and $9,251 and $5,656 for below-market acquired leases as of June 30, 2010, and December 31, 2009, respectively.  The increase in both above-market and below-market leases can be attributed to WestShore.

(4)
Includes a liability for the straight line adjustment for a ground lease of the Scottsdale Venture for $29,473 on December 31, 2009.  In 2010, the Scottsdale Venture was reported as a consolidated entity.

	June 30, 2010	December 31, 2009
Members’ equity	$125,076	$131,570
Advances and additional costs	(475)	7,328
Investment in and advances to unconsolidated real estate entities	$124,601	$138,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended June 30,
Statements of Operations	2010	2009
Total revenues	$19,721	$7,395
Operating expenses	9,216	4,585
Depreciation and amortization	5,764	2,591
Operating income	4,741	219
Other expenses, net	11	13
Interest expense, net	4,329	1,622
Net income (loss)	401	(1,416)
Preferred dividend	8	8
Net income (loss) from the Company’s unconsolidated real estate entities	$393	$(1,424)

GPLP’s share of income (loss) from unconsolidated real estate entities	$56	$(726)

	For the Six Months Ended June 30,
Statements of Operations	2010	2009
Total revenues	$27,617	$14,950
Operating expenses	13,764	8,746
Depreciation and amortization	8,057	5,497
Operating income	5,796	707
Other expenses, net	3	15
Interest expense, net	6,186	2,810
Net loss	(393)	(2,118)
Preferred dividend	16	16
Net loss from the Company’s unconsolidated real estate entities	$(409)	$(2,134)

GPLP’s share of loss from unconsolidated real estate entities	$(368)	$(1,083)

5.           Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

	June 30, 2010	December 31, 2009
Billed receivables	$7,932	$14,920
Straight-line receivables	14,282	17,618
Unbilled receivables	4,553	7,149
Less: allowance for doubtful accounts	(7,265)	(9,674)
Net accounts receivable	$19,502	$30,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.           Mortgage Notes Payable

Mortgage Notes Payable as of June 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2010	2009	2010	2009
Fixed Rate:
Kierland Crossing, LLC (q)	$128,363	$-	5.94%	-	(l)	(b)	$128,363	(e)
Glimcher Northtown Venture, LLC (t)	37,000	40,000	6.02%	6.02%	(m)	(b)	$37,000	(f)
Morgantown Mall Associates, LP	39,011	39,335	6.52%	6.52%	(n)	(a)	$38,028	(g)
Glimcher Ashland Venture, LLC	22,751	23,081	7.25%	7.25%		(a)	$21,817	November 1, 2011
Polaris Lifestyle Center LLC	23,400	23,400	5.58%	5.58%	(o)	(b)	$23,400	(h)
Dayton Mall Venture, LLC	52,377	52,948	8.27%	8.27%	(p)	(a)	$49,864	(i)
PFP Columbus, LLC	133,017	134,436	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	148,715	150,274	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	102,737	103,752	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	56,082	56,637	7.54%	7.54%	(p)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
RVM Glimcher, LLC	49,109	49,433	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,226	42,493	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	45,929	-	6.76%	-		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,963	-	6.76%	-		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	45,000	-	6.05%	-		(a)	$34,397	July 6, 2020
Tax Exempt Bonds (r)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,116,680	851,789

Variable Rate:
Catalina Partners, LP	42,250	42,250	3.55%	4.72%	(k)	(b)	$42,250	(u)

Other:
Fair value adjustments	(1,354)	(1,485)
Extinguished/transferred debt	-	332,437		(s)

Mortgage Notes Payable	$1,157,576	$1,224,991

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest is required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures on May 29, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to May 29, 2013.
(f)	The loan matures on October 21, 2011, however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures on February 1, 2012, however, the Company has one, 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)
Interest rate of LIBOR plus 300 basis points.  $30 million has been fixed through an interest rate protection agreement at a rate of 3.64% at June 30, 2010.  The full loan amount was fixed at a rate of 4.72% through a swap agreement at December 31, 2009.

(l)	Interest rate of LIBOR plus 200 basis points fixed through an interest rate protection agreement at a rate of 5.94% at June 30, 2010.
(m)	Interest rate of LIBOR plus 300 basis points fixed through an interest rate protection agreement at a rate of 6.02% at June 30, 2010 and December 31, 2009.
(n)	Interest rate of LIBOR plus 350 basis points fixed through an interest rate protection agreement at a rate of 6.52% at June 30, 2010 and December 31, 2009.
(o)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through a swap agreement at a rate of 5.58% at June 30, 2010 and December 31, 2009.
(p)	Interest rate escalates after optional prepayment date.
(q)	Beginning in 2010, the Scottsdale Venture is included in the Company’s consolidated results. It was previously classified as an unconsolidated entity.
(r)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(s)	Interest rates ranging from 5.09% to 8.37% at December 31, 2009.
(t)	The Company elected to make a $3 million partial loan repayment in June 2010.
(u)	The loan matures on April 23, 2012, however, the Company has one, one-year extension option that would extend the maturity date of the loan to April 23, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,352,212 and $1,419,909 at June 30, 2010 and December 31, 2009, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at June 30, 2010.  Additionally, $158,494 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by GPLP as of June 30, 2010.

7.           Notes Payable

In March 2010, GPLP closed on a $370,000 amended credit facility (the “Amended Credit Facility”) that matures in December 2010 and has two one-year extension options available to GPLP, subject to the satisfaction of certain conditions. The Amended Credit Facility is partially secured and amends the $470,000 unsecured credit facility that was due to expire in December 2010 (the “Prior Facility”).  The Amended Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  The conditional reduction permanently reduced the Amended Credit Facility's aggregate borrowing availability from $370,000 to $320,000, when GPLP’s affiliate completed its joint venture with Blackstone.  The first scheduled reduction permanently reduces the Amended Credit Facility's aggregate borrowing availability to $300,000 on or before December 14, 2010, provided GPLP exercises its option to extend the maturity date from December 14, 2010 to December 13, 2011.  Provided GPLP extends the maturity date to December 13, 2011, a second scheduled reduction from $300,000 to $275,000 shall occur on June 30, 2011. A third scheduled reduction of the Amended Credit Facility's borrowing availability from $275,000 to $250,000 shall occur on or before December 14, 2011, provided GPLP exercises its option to extend the maturity date from December 13, 2011 to December 13, 2012.  In connection with the third scheduled reduction, the Amended Credit Facility's aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the agreement.  In addition to the scheduled reductions noted above, GPLP’s borrowing availability shall be further reduced to the principal balance of no less than $200,000 resulting from the application of the net proceeds generated from:  1) the sale, financing, or refinancing of certain assets of GPLP or its affiliates, 2) operating cash flow, or 3) any capital events, provided that GPLP be permitted to maintain $60,000 of unused availability under the Amended Credit Facility.  The Amended Credit Facility is secured by perfected first mortgage liens with respect to two Mall Properties, two Community Center Properties, and certain other assets with a combined net book value of $73,451 at June 30, 2010.  Under the Amended Credit Facility, the interest rate shall be LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Amended Credit Facility contains customary covenants, representations, warranties, and events of default.  In April 2010, GPLP further amended the Amended Credit Facility to modify the calculation used to determine fixed charges.   Under this modification, the calculation of fixed charges excludes dividends for perpetual preferred stock that is issued within a 90-day period following the effective date and which yields aggregate gross proceeds in excess of $50,000, provided that the aforementioned exclusion shall only apply to the dividends on the newly issued perpetual preferred stock which generates up to an additional $50,000 of gross proceeds in excess of the first $50,000 of gross proceeds from such perpetual preferred stock issuance.  Management believes GPLP is in compliance with all covenants under the Amended Credit Facility as of June 30, 2010.

At June 30, 2010, the commitment level on the Amended Credit Facility was $234,430 and the outstanding balance was $155,998.  Additionally, $21,026 represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility.  As of June 30, 2010, the unused balance of the Amended Credit Facility available to the Company was $57,406 and the average interest rate on the outstanding balance was 5.86% per annum.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.           Preferred Shares

GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate of 150,000,000 shares of GRT stock, consisting of common or preferred.  On April 28, 2010, the Company completed a $75,285, secondary public offering of 3,500,000 shares of Series G Preferred Shares, which included accrued dividends of $534. The Company incurred $2,577 in issuance costs in connection with the Series G Preferred Shares.  Aggregate net proceeds received from the offering were $72,708.  Distributions on the Series G Preferred Shares are payable quarterly in arrears.  The Company generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.  The offering was a re-opening of the Company’s original issuance of Series G Preferred Shares, which occurred on February 24, 2004.  At June 30, 2010, the Company has 9,500,000 Series G Preferred Shares outstanding.

9.           Derivative Financial Instruments

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended June 30, 2010, the Company had $139 of hedge ineffectiveness in earnings, including $81 related to the Scottsdale Venture.  The Company had no hedge ineffectiveness in earnings during the three months ended June 30, 2009.  During the six months ended June 30, 2010, the Company had $266 of hedge ineffectiveness in earnings, including $150 related to the Scottsdale Venture.  The Company had no hedge ineffectiveness in earnings during the six months ended June 30, 2009.

Amounts reported in “Accumulated other comprehensive loss” (“OCL”) related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $6,259 will be reclassified as an increase to interest expense, including $4,592 related to our Scottsdale Venture.

As of June 30, 2010, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $309,179, including $144,769 related to the Scottsdale Venture.  All six derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2010 and December 31, 2009.

	Liability Derivatives
	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$6,813	Accounts Payable & Accrued Expenses	$3,599

The derivative instruments were reported at their fair value of $6,813 (including $4,742 related to our Scottsdale Venture) and $3,599 in accounts payable and accrued expenses at June 30, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive loss for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in “Accumulated other comprehensive loss” will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the three months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$(392)	$(326)	Interest expense	$(2,140)	$(1,507)	Interest expense	$(139)	$0

During the three months ended June 30, 2010, the Company recognized additional other comprehensive income of $1,748, to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010, net of $2,140 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $547 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the three months ended June 30, 2010.  During the three months ended June 30, 2009, the Company recognized additional other comprehensive income of $1,181 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009, net of $1,507 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $86 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the three months ended June 30, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations and Comprehensive Income for the six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$(1,398)	$(1,436)	Interest expense	$(4,747)	$(2,941)	Interest expense	$(266)	$0

During the six months ended June 30, 2010, the Company recognized additional other comprehensive income of $3,349, to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010, net of $4,747 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $921 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the six months ended June 30, 2010.  During the six months ended June 30, 2009, the Company recognized additional other comprehensive income of $1,505 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2009, net of $2,941 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $110 of “Accumulated other comprehensive loss” to noncontrolling interest participation during the six months ended June 30, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7,559, including $5,257 related to Scottsdale Venture.  As of June 30, 2010, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $7,559, including $5,257 related to our Scottsdale Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

10.           Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with Topic 820 – “Fair Value Measurements and Disclosure” in the ASC (“Topic 820”).  Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

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

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Liabilities:
Derivative instruments, net	$-	$6,813	$-	$6,813

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Liabilities:
Derivative instruments, net	$-	$3,599	$-	$3,599

The Company has one fair value measurement using significant unobservable inputs (Level 3) as of June 30, 2010.  The fair value measurement relates to an embedded derivative liability for a potential development in Vero Beach, Florida.  As of June 30, 2010, the fair value of this embedded derivative is zero.

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

For the six months ended June 30, 2010 and 2009, 180,666 restricted Common Shares were granted.  The compensation expense for all restricted Common Shares for the three months ended June 30, 2010 and 2009 was $231 and $190, respectively, and $435 and $372 for the six months ended June 30, 2010 and 2009, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.1 years, is $2,103 as of June 30, 2010.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the six months ended June 30, 2010 and June 30, 2009, the Company issued 297,766 and 294,266 options, respectively.  The fair value of each option granted in 2010 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 2.35%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 82.8%.  The weighted average fair value of options issued during the six months ended June 30, 2010 was $1.68 per share.  Compensation expense recorded related to the Company’s share option plans was $46 and $40 for the three months ended June 30, 2010 and 2009, respectively, and $83 and $89 for the six months ended June 30, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

12.           Commitments and Contingencies

At June 30, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount:  (1) cash at a price equal to the fair market value of one Common Share or (2) Common Shares at the exchange ratio of one Share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2010 is $19,559 based upon a per unit value of $6.55 at June 30, 2010 (based upon a five-day average of the Common Share price from June 23, 2010 to June 29, 2010).

13.           Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2010			2009
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operation	$(2,948)			$3,053
Less: preferred stock dividends	(5,603)			(4,359)
Noncontrolling interest adjustments (1)	1,677			98
Loss from continuing operations	$(6,874)	68,926	$(0.10)	$(1,208)	38,023	$(0.03)

Loss from discontinued operations	$(38)			$(129)
Noncontrolling interest adjustments (1)	2			9
Loss from discontinued operations	$(36)	68,926	$(0.00)	$(120)	38,023	$(0.00)

Net loss to common shareholders	$(6,910)	68,926	$(0.10)	$(1,328)	38,023	$(0.03)

Diluted EPS:
(Loss) income from continuing operations	$(2,948)	68,926		$3,053	38,023
Less: preferred stock dividends	(5,603)			(4,359)
Noncontrolling interest adjustments (2)	1,381
Operating partnership units		2,986			2,986
Loss from continuing operations	$(7,170)	71,912	$(0.10)	$(1,306)	41,009	$(0.03)

Loss from discontinued operations	$(38)	71,912	$(0.00)	$(129)	41,009	$(0.00)
Net loss to common shareholders before noncontrolling interest	$(7,208)	71,912	$(0.10)	$(1,435)	41,009	$(0.03)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Six Months Ended June 30,
	2010			2009
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operation	$(3,276)			$4,540
Less: preferred stock dividends	(9,962)			(8,718)
Noncontrolling interest adjustments (1)	2,972			308
Loss from continuing operations	$(10,266)	68,854	$(0.15)	$(3,870)	37,944	$(0.10)

Loss from discontinued operations	$(304)			$(1,093)
Noncontrolling interest adjustments (1)	13			80
Loss from discontinued operations	$(291)	68,854	$(0.00)	$(1,013)	37,944	$(0.03)

Net loss to common shareholders	$(10,557)	68,854	$(0.15)	$(4,883)	37,944	$(0.13)

Diluted EPS:
(Loss) income from continuing operations	$(3,276)	68,854		$4,540	37,944
Less: preferred stock dividends	(9,962)			(8,718)
Noncontrolling interest adjustments (2)	2,527
Operating partnership units		2,986			2,986
Loss from continuing operations	$(10,711)	71,840	$(0.15)	$(4,178)	40,930	$(0.10)

Loss from discontinued operations	$(304)	71,840	$(0.00)	$(1,093)	40,930	$(0.03)
Net loss to common shareholders before noncontrolling interest	$(11,015)	71,840	$(0.15)	$(5,271)	40,930	$(0.13)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Stock equivalents have been excluded as of June 30, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.           Discontinued Operations

Financial results of Properties the Company sold in previous periods are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended June 30,
	2010	2009
Revenues	$(27)	$1,089
Operating expenses	(12)	(957)
Operating (loss) income	(39)	132
Interest income (expense), net	1	(261)
Net loss from discontinued operations	$(38)	$(129)

	For the Six Months Ended June 30,
	2010	2009
Revenues	$(8)	$2,512
Operating expenses	(82)	(2,231)
Operating (loss) income	(90)	281
Interest income (expense), net	1	(1,191)
Net loss from operations	(89)	(910)
Adjustment to gain on sold property	(215)	-
Impairment loss, net	-	(183)
Net loss from discontinued operations	$(304)	$(1,093)

The reduction in revenue, operating expenses and interest expense relate primarily to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which was disposed of during the three months ended September 30, 2009.  The adjustment to gain during the six months ended June 30, 2010 relates to a litigation settlement pertaining to one of the Company’s sold properties.  The impairment charge during the six months ended June 30, 2009 related primarily to Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold The Great Mall of the Great Plains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.           Acquisitions

Intangibles as of June 30, 2010, which were recorded at the acquisition date, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt Square Mall.  As of December 31, 2009, the intangibles also include WestShore.  As of June 30, 2010, the intangibles for WestShore are reported in investments in and advances to unconsolidated real estate entities and are discussed in Note 4 “Investment in and Advances to Unconsolidated Real Estate Entities.”  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.8 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 6.2 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 8.9 years.  The net book value of the above-market leases is $1,870 and $3,713 as of June 30, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet.  The net book value of the below-market leases is $3,607 and $9,190 as of June 30, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet.  The net book value of the tenant relationships is $2,017 and $2,181 as of June 30, 2010 and December 31, 2009, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheet.  The net book value of in place leases was $1,309 and $1,607 at June 30, 2010 and December 31, 2009, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheet.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $184 and $218 for the three months ended June 30, 2010 and 2009, respectively, and $185 and $150 for the six months ended June 30, 2010 and 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT” or the “Company”) including the respective notes thereto, all of which are included in this Form 10-Q.  Throughout this discussion, references to “we,” “our,” and “us” and similar references refer to the consolidated entity consisting of GRT and its subsidiaries.

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

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of June 30, 2010, we owned interests in and managed 26 Properties located in 13 states, consisting of 22 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 20.0 million square feet of gross leasable area (“GLA”) of which approximately 92.6% was occupied at June 30, 2010.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,
	2010	2009
Net loss to common shareholders	$(6,910)	$(1,328)
Add back (less):
Real estate depreciation and amortization	15,841	18,260
Partners share of consolidated joint venture depreciation	(410)	-
Equity in (income) loss of unconsolidated entities	(56)	726
Pro-rata share of unconsolidated entities funds from operations	2,589	595
Noncontrolling interest in operating partnership	(298)	(107)
Funds From Operations	$10,756	$18,146

	For the Six Months Ended June 30,
	2010	2009
Net loss to common shareholders	$(10,557)	$(4,883)
Add back (less):
Real estate depreciation and amortization	35,538	40,786
Partners share of consolidated joint venture depreciation	(760)	-
Equity in loss of unconsolidated entities	368	1,083
Pro-rata share of unconsolidated entities funds from operations	3,312	1,744
Noncontrolling interest in operating partnership	(458)	(388)
Gain on the disposition of real estate assets, net	(332)	(1,482)
Funds From Operations	$27,111	$36,860

FFO decreased by $9.7 million, or 26.4%, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  During the six months ended June 30, 2010, we received $8.7 million less in operating income excluding real estate depreciation, gains on the sale of operating assets and adjustments for consolidated joint ventures as a result of the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group® (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010.  Also, we incurred $2.1 million more in interest expense.  This increase in interest expense can be attributed to an increase in borrowing costs and $1.1 million in debt extinguishment charges associated with the re-financings at the Mall of Johnson City and Grand Central Mall.  Lastly, we incurred $1.2 million more in preferred stock dividends.  These additional dividends are the result of an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) that were issued during the second quarter of 2010 as part of GRT’s secondary offering of Series G Preferred Shares.

Offsetting these decreases to FFO, we experienced an increase in our proportionate share of FFO from our unconsolidated entities of $1.6 million.  This increase was primarily due to the share held by the joint venture holding Lloyd and WestShore.  Also, we experienced a reduction of $821,000 in the loss from Properties recorded as discontinued operations.  This decrease primarily relates to losses during the six months ended June 30, 2009 attributable to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”), which was disposed of in September of 2009.

Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Total revenues decreased 15.6%, or $11.8 million, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Minimum rents decreased $7.2 million, percentage rents decreased $16,000, tenant reimbursements decreased $3.5 million, and other revenues decreased $1.1 million.

Minimum Rents

Minimum rents decreased 15.6%, or $7.2 million, for the three months ended June 30, 2010 compared with minimum rents for the three months ended June 30, 2009.  During the three months ended June 30, 2010, we experienced a decrease in minimum rents of $8.3 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture late in the first quarter of 2010.  Offsetting this decrease, we experienced increases in minimum rents at both Polaris Fashion Place and Scottsdale Quarter which totaled $1.2 million.  Minimum rents for the remaining Mall portfolio were relatively flat when comparing the three months ending June 30, 2010 to the three months ended June 30, 2009.

Tenant Reimbursements

Tenant reimbursements decreased $3.5 million, or 15.4%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The decrease in revenue can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues decreased 18.5%, or $1.1 million, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The components of other revenues are shown below (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$1,654	$2,034	$(380)
Outparcel sales	-	1,360	(1,360)
Sponsorship income	395	440	(45)
Management fees	729	1,042	(313)
Other	2,261	1,304	957
Total	$5,039	$6,180	$(1,141)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  The decrease in licensing agreement income can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture. During the three months ended June 30, 2009, we sold one outparcel for $1.4 million at our Northtown Mall located in Blaine, Minnesota (“Northtown”).  There were no outparcel sales for the three months ended June 30, 2010.  Management fee income decreased by $313,000 during the three months ended June 30, 2010 compared to the same period ended June 30, 2009.  The decrease in fee income is primarily due to our consolidation of Scottsdale Quarter beginning in 2010.  During the three months ended June 30, 2009, the joint venture that owns and operates Scottsdale Quarter (the “Scottsdale Venture”) was classified as an unconsolidated joint venture.  Lastly, the increase in “Other” primarily relates to $861,000 of revenue related to housekeeping and security at both Lloyd and WestShore.

Expenses

Total expenses decreased 10.6%, or $5.6 million, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  Property operating expenses decreased $2.5 million, real estate taxes decreased $894,000, the provision for doubtful accounts decreased $651,000, other operating expenses increased $419,000, depreciation and amortization decreased $2.4 million, and general and administrative costs increased $436,000.

Property Operating Expenses

Property operating expenses decreased $2.5 million, or 15.8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Real Estate Taxes

Real estate taxes decreased $894,000, or 10.0%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  We experienced a decrease of $1.3 million attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  These decreases were partially offset by taxes attributable to Scottsdale Quarter that are now included in the consolidated results as well as the scheduled increases in taxes at Jersey Gardens.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the three months ended June 30, 2010 compared to $1.8 million for the three months ended June 30, 2009.  The provision represents 1.8% and 2.4% of total revenues for the three months ended June 30, 2010 and 2009, respectively.  We experienced $199,000 deduction in the provision for doubtful accounts as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining improvement relates primarily to lower bankruptcy activity in 2010 compared to 2009.

Other Operating Expenses

Other operating expenses increased 12.8%, or $419,000, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  During the three months ended June 30, 2010, we incurred $973,000 in ground lease expense associated with Scottsdale Quarter.  Of this expense, $617,000 relates to non-cash straight-line adjustments.  During the three months ended June 30, 2009, the ground lease expense associated with Scottsdale Quarter was recorded as an unconsolidated joint venture.  We also incurred $618,000 in additional costs during the three months ended June 30, 2010 related to providing services to third parties for housekeeping and security services.  Offsetting these increases, was $182,000 less in write-offs attributable to discontinued development.  Also, during the three months ended June 30, 2009, we incurred $972,000 in costs associated with the sale of an outparcel at Northtown.  We did not have any outparcel related expenses for the three months ended June 30, 2010.

Depreciation and Amortization

Depreciation expense decreased for the three months ended June 30, 2010 by $2.4 million, or 13.0%, as compared to the same period ended June 30, 2009.  We experienced a $3.5 million decrease in depreciation and amortization attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease, we experienced a $848,000 increase in depreciation expense associated with Scottsdale Quarter.

General and Administrative

General and administrative expenses were $4.8 million and represented 7.5% of total revenues for the three months ended June 30, 2010 as compared to $4.3 million which represented 5.7% of total revenues for the three months ended June 30, 2009.  This increase can be attributed to the reinstatement of salaries and fees that were reduced during 2009 as part of our cost saving initiatives, as well as the timing of expenditures related to the printing and distribution of our 2009 Annual Report at a later time than in previous years.

Interest Income

Interest income decreased 37.8%, or $178,000, for the three months ended June 30, 2010 compared with interest income for the year ended June 30, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture.  During the three months ended June 30, 2009, Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Venture resulting in the elimination of this inter-company interest income.

Interest expense/capitalized interest

Interest expense increased 1.7%, or $346,000, for the three months ended June 30, 2010.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Three Months Ended June 30,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,333,252	$1,604,917	$(271,666)
Average rate	5.94%	5.07%	0.87%

Total interest	$19,799	$20,342	$(543)
Amortization of loan fees	1,995	759	1,236
Capitalized interest and other expense, net	(1,675)	(1,328)	(347)
Interest expense	$20,119	$19,773	$346

The increase in interest expense was primarily due to an increase in loan fee amortization, higher borrowing costs and $589,000 in defeasance costs.  The increase in loan fee amortization was driven by the consolidation of Scottsdale Venture, fees related to the Amended Credit Facility (as defined below) and other deferred financing fees.  A decrease in the average loan balance and an increase in capitalized interest, due to the consolidation of Scottsdale Quarter, partially offset the increases noted above.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) from unconsolidated real estate entities, net contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), and Surprise Town Square (“Surprise”).  The results of Lloyd and WestShore are also included for the period of March 26, 2010 through June 30, 2010.  Puente and Tulsa are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  Lloyd and WestShore are held by the Blackstone Venture.  Net income (loss) from unconsolidated entities was $393,000 and $(1.4) million for the three months ended June 30, 2010 and 2009, respectively.  Our proportionate share of the income (loss) was $56,000 and $(726,000) for the three months ended June 30, 2010 and 2009, respectively.

Discontinued Operations

Total revenues from discontinued operations were $(27,000) for the three months ended June 30, 2010 compared to $1.1 million during the three months ended June 30, 2009.   The net loss from discontinued operations during the three months ended June 30, 2010 and 2009 was $38,000 and $129,000, respectively.  The variance in both revenue and net loss can primarily be attributed to the disposition of Eastland Charlotte during the three months ended September 30, 2009.

Allocation to Noncontrolling Interest

The allocation of noncontrolling interest was $(1.7) million and $(107,000) as of June 30, 2010 and 2009, respectively.  The increase in the allocation of our net loss to noncontrolling interest relates primarily to the consolidation of the Scottsdale Venture.  Of the $1.7 million allocation, $1.4 million represents 50% of the net loss from the Scottsdale Venture that is allocated to our noncontrolling partner.  The loss in the Scottsdale Venture is driven primarily by non-cash items including $424,000 of depreciation expense and $308,000 of straight-line expense associated with the ground lease as well as interest expense of $681,000.

Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Total revenues decreased 9.4%, or $14.4 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Minimum rents decreased $6.1 million, percentage rents decreased $598,000, tenant reimbursements decreased $4.5 million, and other revenues decreased $3.2 million.

Minimum Rents

Minimum rents decreased 6.6%, or $6.1 million, for the six months ended June 30, 2010 compared with minimum rents for the six months ended June 30, 2009.  During the six months ended June 30, 2010, we experienced a decrease in minimum rents of $8.7 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease were increases in minimum rents at both Polaris Fashion Place and Scottsdale Quarter which totaled $2.5 million.

Tenant Reimbursements

Tenant reimbursements decreased $4.5 million, or 9.8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Of this decrease, $3.7 million can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues decreased 24.5%, or $3.2 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The components of other revenues are shown below (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$3,489	$4,108	$(619)
Outparcel sales	-	1,675	(1,675)
Sponsorship income	808	798	10
Management fees	1,200	2,156	(956)
Gain on sale of depreciable real estate	547	1,482	(935)
Other	3,680	2,660	1,020
Total	$9,724	$12,879	$(3,155)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  The decrease in licensing agreement income can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  During the six months ended June 30, 2009, we sold two outparcels for $1,675,000.  There were no outparcel sales for the six months ended June 30, 2010.  Management fee income decreased by $956,000 during the six months ended June 30, 2010 compared to the same period ended June 30, 2009.  The decrease in fee income is primarily due to our consolidation of the Scottsdale Venture in 2010.  During the six months ended June 30, 2009, Scottsdale Venture was recorded as an unconsolidated joint venture.  We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture.  During 2009, we sold a medical building at Grand Central Mall, located in City of Vienna, West Virginia, for approximately $4.6 million net of costs of $3.1 million for a gain of approximately $1.5 million during the first three months of 2009.  Lastly, the increase in “Other” primarily relates to $859,000 of revenue related to housekeeping and security charged to the Blackstone Venture.

Expenses

Total expenses decreased 7.5%, or $8.3 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Property operating expenses decreased $2.5 million, real estate taxes decreased $1.4 million, the provision for doubtful accounts decreased $538,000, other operating expenses increased $933,000, depreciation and amortization decreased $5.3 million, and general and administrative costs increased $510,000.

Property Operating Expenses

Property operating expenses decreased $2.5 million, or 7.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  We experienced a decrease of $2.7 million attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Real Estate Taxes

Real estate taxes decreased $1.4 million, or 7.9%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  We experienced a decrease of $1.3 million attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  These decreases were partially offset by taxes attributable to Scottsdale Quarter that are now included in the consolidated results as well as scheduled increases in taxes at Jersey Gardens.

Provision for Doubtful Accounts

The provision for doubtful accounts was $2.6 million for the six months ended June 30, 2010 compared to $3.1 million for the six months ended June 30, 2009.  The provision represents 1.8% and 2.0% of total revenues for the six months ended June 30, 2010 and 2009, respectively.

Other Operating Expenses

Other operating expenses increased 16.6%, or $933,000, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  During the six months ended June 30, 2010, we incurred $1.8 million in ground lease expense associated with Scottsdale Quarter.  Of this expense, $1.1 million relates to non-cash straight-line adjustments.  During the six months ended June 30, 2009, the ground lease expense associated with Scottsdale Quarter was recorded as an unconsolidated joint venture.  During the six months ended June 30, 2009 we incurred $1.1 million associated with the sale of outparcels.  There were no costs associated with the sale of outparcels for the six months ended June 30, 2010.

Depreciation and Amortization

Depreciation expense decreased for the six months ended June 30, 2010 by $5.3 million, or 12.7%, as compared to the same period ended June 30, 2009.  We experienced a $3.7 million decrease in depreciation and amortization attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during the first six months of 2009, we wrote off improvements related to vacating tenants, which were primarily driven by the 2009 bankruptcy of one of our major tenants.  Offsetting these decreases, we experienced a $1.6 million increase associated with the consolidation of the Scottsdale Venture.

General and Administrative

General and administrative expenses were $9.7 million and represented 6.9% of total revenues for the six months ended June 30, 2010 as compared to $9.1 million which represented 5.9% of total revenues for the six months ended June 30, 2009.  This change in expenses can be attributed to the reinstatement of salaries and fees that were reduced during 2009 as part of our corporate cost saving initiatives.

Interest Income

Interest income decreased 38.8%, or $360,000, for the six months ended June 30, 2010 compared with interest income for the six months ended June 30, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture.  During the six months ended June 30, 2009, Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010 we consolidated the Scottsdale Venture resulting in the elimination of this inter-company interest income.

Interest expense/capitalized interest

Interest expense increased 5.3%, or $2.1 million, for the six months ended June 30, 2010.  The summary below identifies the increase by its various components (dollars in thousands).

	For the Six Months Ended June 30,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,501,175	$1,600,320	$(99,145)
Average rate	5.57%	5.05%	0.52%

Total interest	$41,808	$40,408	$1,400
Amortization of loan fees	2,974	1,401	1,573
Capitalized interest and other expense, net	(3,607)	(2,695)	(912)
Interest expense	$41,175	$39,114	$2,061

The increase in interest expense was primarily due to an increase in loan fee amortization, higher borrowing costs, and $589,000 in defeasance costs.  The increase in loan fee amortization was driven by the consolidation of Scottsdale Venture, fees related to the Amended Credit Facility (as defined below) and other deferred financing fees.  A decrease in the average loan balance and an increase in capitalized interest, due to the consolidation of the Scottsdale Venture, partially offset the increases noted above.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net contains results from our investments in Puente, Tulsa, and Surprise.  The results of Lloyd and WestShore are also included for the period of March 26, 2010 through June 30, 2010.  Net loss from unconsolidated entities was $409,000 and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.  The improvement in performance can be attributed to the performance of Lloyd and WestShore.  Our proportionate share of the loss was $368,000 and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.

Discontinued Operations

Total revenues from discontinued operations were $(8,000) for the six months ended June 30, 2010 compared to $2.5 million during the six months ended June 30, 2009.  The net loss from discontinued operations during the six months ended June 30, 2010 and 2009 was $89,000 and $910,000, respectively.  The variance in both revenue and net loss can primarily be attributed to the disposition of Eastland Charlotte during the quarter ended September 30, 2009.

Allocation to Noncontrolling Interest

The allocation of noncontrolling interest was $(3.0) million and $(388,000) as of June 30, 2010 and 2009, respectively.  The increase in the allocation of our net loss to noncontrolling interest relates primarily to the consolidation of the Scottsdale Venture.  Of the $3.0 million allocation, $2.5 million represents 50% of the net loss from the Scottsdale Venture that is allocated to our noncontrolling partner.  The loss is driven primarily by non-cash items including $787,000 of depreciation expense and $563,000 of straight-line expense associated with the ground lease as well as interest expense of $1.2 million.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects.  Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.  Our business strategy includes focusing on possible growth opportunities such as: pursuing strategic investments and acquisitions, including joint venture opportunities, property acquisitions and development projects.  Also as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the challenging capital and debt markets, we have focused on addressing our near term debt maturities.  In March 2010, GPLP closed on a $370 million amended credit facility (the “Amended Credit Facility”) that matures in December 2010 and has two one-year extension options available to GPLP, subject to the satisfaction of certain conditions.  The Amended Credit Facility is partially secured and amends the $470 million unsecured credit facility that was due to expire in December 2010 (the “Prior Facility,” and together with the Amended Credit Facility, the “Facilities”).  The Amended Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  The conditional reduction permanently reduced the Amended Credit Facility's aggregate borrowing availability from $370 million to $320 million, when GPLP’s affiliate completed the Blackstone Venture.  The first scheduled reduction permanently reduces the Amended Credit Facility's aggregate borrowing availability to $300 million on or before December 14, 2010, provided GPLP exercises its option to extend the maturity date from December 14, 2010 to December 13, 2011.  Provided GPLP has extended the maturity date to December 13, 2011, a second scheduled reduction from $300 million to $275 million shall occur on June 30, 2011.  A third scheduled reduction of the Amended Credit Facility's borrowing availability from $275 million to $250 million shall occur on or before December 14, 2011, provided GPLP has exercised its option to extend the maturity date from December 13, 2011 to December 13, 2012.  In connection with the third scheduled reduction, the Amended Credit Facility's aggregate borrowing availability may be further reduced to an amount necessary to support certain collateral coverage requirements under the agreement.  In addition to the scheduled reductions noted above, GPLP’s borrowing availability shall be further reduced to the principal balance of no less than $200 million resulting from the application of the net proceeds generated from:  A) the sale, financing, or refinancing of certain assets of the Company or its affiliates, B) operating cash flow, or C) any capital events, provided that GPLP be allowed to maintain $60 million of unused availability under the Amended Credit Facility.  Once the Amended Credit Facility’s aggregate borrowing availability is reduced below $200 million, we are permitted to utilize available capacity under the Amended Credit Facility to fund future property acquisitions or joint venture opportunities.  The Amended Credit Facility is secured by perfected first mortgage liens with respect to two of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  Under the Amended Credit Facility, the interest rate shall be LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Amended Credit Facility contains customary covenants, representations, warranties and events of default.  In April 2010, we further amended the Amended Credit Facility to modify the calculation used to determine fixed charges.  Under this modification, the calculation of fixed charges excludes dividends for perpetual preferred stock that is issued within a 90-day period following the effective date of the amendment and which yields aggregate gross proceeds in excess of $50 million, provided that the aforementioned exclusion shall only apply to the dividends on the newly issued perpetual preferred stock which generates up to an additional $50 million of gross proceeds in excess of the first $50 million of gross proceeds from such perpetual preferred stock issuance.  Management believes GPLP is in compliance with all covenants of the Amended Credit Facility as of June 30, 2010.

In March 2010, we entered into an agreement to borrow $46.0 million on our Polaris Towne Center, located in Columbus, Ohio.  We used $38.6 million of the loan proceeds to repay all of the outstanding balance on the existing mortgage loan on Polaris Towne Center scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Amended Credit Facility.  During April 2010, we entered into an agreement to borrow $55.0 million on The Mall at Johnson City, located in Johnson City, Tennessee.  We used $37.1 million of the loan proceeds to pay the cost of the defeasance of the existing mortgage loan on The Mall at Johnson City that was also scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Amended Credit Facility.  During June 2010, we entered into an agreement to borrow $45.0 million on Grand Central Mall, located in City of Vienna, West Virginia.  We used $39.3 million of the loan proceeds to repay all of the outstanding balance of the existing mortgage on Grand Central Mall scheduled to mature on February 1, 2012 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  The Company also exercised the first of two one-year extension options available for a loan on a joint venture Property, Puente, which was scheduled to mature in June 2010.  Our pro-rata share of the debt for this Property is approximately $23.4 million.  There are no other scheduled debt maturities remaining in 2010.

On September 22, 2009, we completed an underwritten secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares (the “September Offering”).  The net proceeds to GRT from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  GRT used the proceeds from this secondary public offering to reduce the outstanding principal amount under our Prior Facility.  On April 28, 2010, we completed an underwritten secondary public offering of an additional 3,500,000 million shares of Series G Preferred Shares (the “April Offering”).  The Series G Preferred Shares have a liquidation preference of $25.00 per share and are redeemable for cash, plus accrued and unpaid distributions, at any time at the option of GRT.  The Series G Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of GRT.  The shares were issued on April 28, 2010 and priced at $21.51 per share including accrued distributions equating to a yield of 9.5% per annum.  GRT used the net proceeds from this offering, totaling approximately $72.7 million, to reduce the outstanding principal amount under the Amended Credit Facility.

On March 26, 2010, we formed the Blackstone Venture. In forming the Blackstone Venture, GPLP, by and through a subsidiary (the “GPLP Member”), initially contributed its entire ownership interest in WestShore and Lloyd (the “GPLP Contribution”) to a wholly-owned limited liability company (the “Venture Company”) that would eventually conduct the operations of the Blackstone Venture.  Following the completion of the GPLP Contribution and in connection with finalizing the Blackstone Venture, Blackstone and the GPLP Member executed an operating agreement (the “Operating Agreement”) for the Venture Company pursuant to which the GPLP Member sold sixty percent (60%) of its membership interests in the Venture Company to Blackstone in exchange for sixty percent (60%) of the net asset value of Lloyd and WestShore with the GPLP Member retaining the remaining 40% of the Venture Company’s membership interests.  The net proceeds generated from this transaction, totaling approximately $60 million, were used to reduce the amount outstanding under our Amended Credit Facility.

At June 30, 2010, the Company’s total-debt-to-total-market capitalization was 62.5% (exclusive of our pro-rata share of joint venture debt), compared to 79.6% at December 31, 2009 and above our targeted range of 50–60%.  With the recent volatility in our Common Share price, similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use the proceeds from any future asset sales or equity offerings to reduce debt.

We continue to evaluate joint venture opportunities, property acquisitions and development projects in the ordinary course of business and, to the extent debt levels remain in an acceptable range, we also may use the proceeds from any future asset sales or equity offerings to fund expansion, renovation and redevelopment of existing Properties, and to fund joint venture opportunities and property acquisitions.

Capital Resource Availability

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million.  After completion of the September Offering and the April Offering  we have $209.7 million remaining available under the shelf registration statement for future offerings.  At a special meeting of GRT's shareholders held in June 2010, GRT's holders of Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 100,000,000 to 150,000,000.

At June 30, 2010, the aggregate borrowing availability on the Amended Credit Facility was $234.4 million and the outstanding balance was $156.0 million.  Additionally, $21.0 million represents a holdback on the available balance for letters of credit issued under the Amended Credit Facility.  As of June 30, 2010, the unused balance of the Amended Credit Facility available to the Company was $57.4 million and the average interest rate on the outstanding balance was 5.86% per annum.

At June 30, 2010, our Amended Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $43.8 million and other assets with a net book value of approximately $29.7 million.  Our mortgage notes payable were collateralized with first mortgage liens on seventeen of our Properties having a net book value of approximately $1,352.2 million.  We have other corporate assets that have a net book value of approximately $8.6 million.

Cash Activity

For the six months ended June 30, 2010

Net cash provided by operating activities was $32.1 million for the six months ended June 30, 2010.  (See also “Results of Operations - Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash provided by investing activities was $24.7 million for the six months ended June 30, 2010.  We received $60.1 million in proceeds attributable to the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.  Offsetting these increases to cash, we spent $35.7 million on our investments in real estate.  Of this amount, $20.7 million was spent on development and redevelopment projects including $17.2 million in expenditures related to the development of Scottsdale Quarter and $6.3 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center, Jersey Gardens, Polaris Fashion Place, and River Valley Mall.

Net cash used in financing activities was $132.2 million for the six months ended June 30, 2010.  We made $126.4 million in principal payments on existing mortgage debt.  Of this amount $118.0 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $8.4 million were made on various loan obligations.  Also, $23.1 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Facilities by $190.9 million.  Lastly, the Company spent $10.6 million in financing costs, mainly related to the modification of the Prior Facility in March 2010.  Offsetting these cash uses, we received $146.0 million in proceeds from the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  Furthermore, the Company issued additional Series G Preferred Shares in the April Offering, raising net proceeds of $72.7 million.

For the six months ended June 30, 2009

Net cash provided by operating activities was $49.8 million for the six months ended June 30, 2009.

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2009.  We spent $22.7 million on our investments in real estate.  Of this amount, $14.3 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $5.6 million during the six months ended June 30, 2009.  Also, we spent $5.6 million at Lloyd for the addition of a LA Fitness and $1.0 million at Northtown relating to the addition of Herberger’s.  We also spent $4.3 million to re-tenant existing spaces, with the most significant expenditures occurring at Polaris Fashion Place, Indian Mound Mall, The Mall at Johnson City and Weberstown Mall.  Lastly, we invested $19.3 million in our unconsolidated real estate entities.  This investment was primarily spent on funding the construction activity for Scottsdale Quarter. Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of The Great Mall of The Great Plains (“Great Mall”) and a medical building at Grand Central Mall, located in City of Vienna, West Virginia.  We also received $13.2 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in Scottsdale Quarter.

Net cash used in financing activities was $48.9 million for the six months ended June 30, 2009.  We made $84.9 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on Great Mall when the Property was sold, and regularly scheduled principal payments of $8.8 million were made on various loan obligations.  Also, $25.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Offsetting these decreases to cash, we received $48.5 million in loan proceeds following the completion of the mortgage financing on Grand Central Mall and Polaris Lifestyle Center.  We also obtained $14.3 million from our Credit Facility.

Financing Activity - Consolidated

Total debt decreased by $258.3 million during the first six months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2009	$1,224,991	$346,906	$1,571,897
New mortgage debt	146,000	-	146,000
Repayment of debt	(118,035)	-	(118,035)
Debt amortization payments in 2010	(8,378)	-	(8,378)
Conveyed debt	(215,318)	-	(215,318)
Consolidation of Scottsdale Venture	128,363	-	128,363
Amortization of fair value adjustment	(47)	-	(47)
Net payments, Facilities	-	(190,908)	(190,908)
June 30, 2010	$1,157,576	$155,998	$1,313,574

During the first six months of 2010, we entered into three new financing arrangements, paid off three loans, transferred two loans to a joint venture, modified three loans and added one loan due to the consolidation of the Scottsdale Venture.  On March 31, 2010, a GRT affiliate entered into a loan agreement to borrow $46.0 million (the “Polaris Towne Center Loan”).  The Polaris Towne Center Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Towne Center.  The Polaris Towne Center Loan is non-recourse and has an interest rate of 6.76% per annum and a maturity date of April 1, 2020.  The Polaris Towne Center Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Polaris Towne Center Loan were applied toward the repayment of the $38.6 million loan on Polaris Towne Center that was scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  On April 8, 2010, a GRT affiliate entered into a loan agreement to borrow $55.0 million (the “Johnson City Loan”).  The Johnson City Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on The Mall at Johnson City.  The Johnson City Loan is non-recourse and has an interest rate of 6.76% per annum and a maturity date of May 6, 2020.  The Johnson City Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Johnson City Loan were applied toward the defeasance and extinguishment of the $37.1 million loan on The Mall at Johnson City that was scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  On June 30, 2010, a GRT affiliate entered into a loan agreement to borrow $45.0 million (the “Grand Central Loan”).  The Grand Central Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan is nonrecourse and has an interest rate of 6.05% per annum and a maturity date of July 6, 2020.  The Grand Central Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $39.3 million, partial recourse, loan on Grand Central Mall that was scheduled to mature on February 1, 2012 with the remainder being used to reduce outstanding borrowings on the Amended Credit Facility.  On March 26, 2010, we formed the Blackstone Venture and in connection with the closing the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.  As of January 1, 2010, we consolidated the Scottsdale Venture and are now including the associated debt of $128.4 million in our consolidated financial statements.

During the quarter, we modified certain debt agreements in connection with the modification and extension of the Amended Credit Facility.  The mortgage loan agreements for Northtown Mall and Polaris Lifestyle Center were revised to update the cross-references to the Amended Credit Facility.  Effective as of April 30, 2010, the $42.3 million mortgage loan secured by the Company’s Colonial Park Mall (the “Colonial Loan”), was modified to extend the maturity date through April 2012, increase the recourse to GPLP from 20% to 35%, and modify the interest rate from LIBOR plus 165 basis points to LIBOR plus 300 basis points.  The amendment to the Colonial Loan also provides for a one-year extension option, subject to certain conditions, during which the interest rate will increase to LIBOR plus 350 basis points.  The Company separately fixed the interest rate on $30 million of the Colonial Loan with an interest rate protection agreement at a rate of 3.64% per annum for one year ending May 3, 2011.

On November 30, 2007, the joint venture that owns Scottsdale Quarter closed on a $220 million mortgage and construction loan, (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of June 30, 2010, $128.4 million (of which $64.2 million represents GRT’s 50% share) was drawn under the construction loan.  The venture also entered into an interest rate protection agreement that effectively fixes the interest rate at 5.94% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.  On May 14, 2010, the joint venture executed an amendment to the Scottsdale Loan that modified its terms as follows: (a) total borrowing availability remains at $220 million, however the initial availability is limited to $150 million, (b) increases in availability up to: (1) $165 million, (2) $175 million, (3) $185 million, and (4) $220 million, subject, in each case, to Scottsdale Quarter achieving a certain debt service coverage ratio, stabilized property value, and occupancy thresholds as required in the loan amendment, (c) interest rate increases from LIBOR plus 150 basis points to LIBOR plus 200 basis points immediately, to LIBOR plus 250 basis points following execution of the first extension option, and to LIBOR plus 350 basis points following execution of the second extension option, (d) fixes the repayment guaranty at 50% of borrowing availability and (e) to update the cross references to the Amended Credit Facility.   Prior to January 1, 2010, Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Venture and are now including the associated debt of approximately $128.4 million in our consolidated financial statements.

At June 30, 2010, our Amended Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $43.8 million and other assets with a net book value of approximately $29.7 million.  Our mortgage notes payable were collateralized with first mortgage liens on 17 of our Properties having a net book value of approximately $1,352.2 million.  Certain of our loans are subject to guarantees and financial covenants applicable to certain affiliates of GRT.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $85.7 million during the first six months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2009	$207,946	$105,472
Repayment of debt	(194)	(101)
Debt Amortization Payments in 2010	(1,089)	(435)
Transferred debt	215,318	86,127
Consolidation of Scottsdale Venture	(128,363)	(64,182)
June 30, 2010	$293,618	$126,881

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of June 30, 2010, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

Beginning January 1, 2010 the Scottsdale Venture was reported as a consolidated entity.  Previously it was recorded as an unconsolidated joint venture. Accordingly the $128.4 million mortgage is now recorded with consolidated Mortgage Notes payable.

On March 26, 2010, we formed the Blackstone Venture and in connection with the closing, the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.

At June 30, 2010, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $234.9 million.  An affiliate of the Company executed a modification agreement for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification included a $5.0 million payment towards principal and increased the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points.  An affiliate of the Company also exercised the first of two one-year extension options available for a loan on Puente, which was schedule to mature on June 1, 2010.  At June 30, 2010, the construction notes payable were collateralized with a first mortgage lien on one Property having a net book value of approximately $7.7 million.  At June 30, 2010, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of approximately $309.7 million.

Contractual Obligations and Commitments

Long-term debt obligations include both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At June 30, 2010, we had the following obligations relating to dividend distributions.  In the second quarter of 2010, the Company declared distributions of $0.10 per Common Share and OP Units (approximately $7.2 million), to be paid during the third quarter of 2010.  The 8.75% Series F Cumulative Preferred Shares of Beneficial Shares (“Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore GRT is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $24.5 million per year.  The total distribution obligation for Series F Preferred Shares and the Series G Preferred Shares for the three month period ended June 30, 2010 is approximately $1.3 million and $4.8 million, respectively.

The capital lease obligation is for a generator at one of our Properties and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.  Operating lease obligations are for office space, ground leases, office equipment, computer equipment, and other miscellaneous items.  The obligation for these leases at June 30, 2010 was $5.0 million.

At June 30, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (1) cash at a price equal to the fair market value of one Common Share of GRT or (2) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2010 is $19.6 million based upon a per unit value of $6.55 at June 30, 2010 (based upon a five-day average of the Common Stock price from June 23, 2010 to June 29, 2010).

At June 30, 2010, we had executed leases committing to approximately $18.3 million in tenant allowances. The leases are expected to generate gross rents that approximate $102.7 million over the original lease terms.  Lastly, Scottsdale Quarter is subject to a 99-year ground lease discussed in detail below.  Our current annual pro-rata share of this obligation is approximately $2.7 million.

In the second quarter of 2006, the Company formed the Scottsdale Venture, a joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company, to construct Scottsdale Quarter.  The parties conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Kierland is the managing member.  LLC Co. coordinates and manages the construction of Scottsdale Quarter.  As of June 30, 2010, the Company’s total funding in the Scottsdale Venture is approximately $76.1 million and holds a 50% common interest in the Scottsdale Venture.  LLC Co. owns and operates Scottsdale Quarter (on land subject to a ground lease, under which LLC Co. is the tenant and an affiliate of Wolff Company is the landlord).  Related to the Scottsdale Venture, GPLP, and LLC Co. have the following commitments:

●
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

●
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

●
Property Purchase: LLC Co. will purchase certain retail units consisting of approximately 70,000 square feet in a condominium to be built by others unaffiliated with the Company on property adjoining the ground leased premises at a price of $181 per square foot.

●
Loan Guaranty:  GPLP has provided a Limited Payment and Performance Guaranty under which it provides a limited guarantee of LLC Co.'s repayment obligations under the construction loan agreement that is 50% of the current loan availability.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $20.4 million at June 30, 2010.

Commercial Commitments

The terms of the Facilities are discussed in Note 7 “Notes Payable”  to the Consolidated Financial Statements.

Pro-Rata Share of Unconsolidated Entities Obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through unconsolidated joint ventures are as follows:  2010-$4.0 million, 2011-$48.2 million, 2012-$39.6 million and 2013-$48.6 million.  We have a pro-rata obligation for tenant allowances in the amount of $312,000 for tenants who have signed leases at the unconsolidated joint venture Properties.  Our pro-rata share of purchase obligations are $933,000.

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

The table below represents the classification of “Developments in progress” as it relates to our Consolidated Balance Sheet as of June 30, 2010:

	Developments in Progress (dollars in thousands) As of June 30, 2010
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total
Land for future development	$25,638	$-	$25,638
Redevelopment and development	4,130	3,434	7,564
Tenant improvements and tenant allowances	5,120	1,155	6,275
Other	1,068	223	1,291
Scottsdale Quarter	180,817	-	180,817
Total	$216,773	$4,812	$221,585

Capital expenditures are generally accumulated into a project and classified as “Developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.  The $180.8 million associated with Scottsdale Quarter includes $54.9 million in internal costs.  These costs include items such as interest and non-cash straight-line ground lease expense. The amount of non-cash straight-line ground lease cost approximates $31.3 million of the $54.9 million in internal costs.

The table below represents the sources of funding through June 30, 2010 related to the Scottsdale Venture:

Investment in Scottsdale Venture
		Non-controlling
	GPLP	Interest	Total
Equity Contribution:
Initial contribution	$10,750	$10,750	$21,500
Preferred Investment	65,300	-	65,300
Total Equity	76,050	10,750	86,800
Construction Loan	64,182	64,181	128,363
Total	$140,232	$74,931	$215,163

The table below provides the amount we spent on our capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended June 30, 2010
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$3,956	$-	$3,956
Redevelopment projects	$2,620	$3	$2,623
Renovation with no incremental GLA	$12	$5	$17

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$2,636	$812	$3,448
Non-anchor stores	1,818	96	1,914
Operational capital expenditures	1,766	68	1,834
Total Property Capital Expenditures	$6,220	$976	$7,196

	Capital Expenditures for the Six Months Ended June 30, 2010
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
New developments	$8,647	$-	$8,647
Redevelopment projects	$3,442	$3	$3,445
Renovation with no incremental GLA	$191	$5	$196

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$2,931	$1,061	$3,992
Non-anchor stores	3,361	112	3,473
Operational capital expenditures	2,543	109	2,652
Total Property Capital Expenditures	$8,835	$1,282	$10,117

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansions and renovations projects with the net cash provided by operating activities, the funds available under our Amended Credit Facility, construction financing, long-term mortgage debt, and proceeds from equity offerings and the sale of assets.

Redevelopment

Our redevelopment expenditures relate primarily to tenant allowances at Polaris Fashion Place and anchor store redevelopments at The Mall at Johnson City.

The redevelopment project at Puente involves redevelopment of a former Linens N’ Things store which closed in August 2008.  A replacement store, Round One, is under construction and is expected to open in the fall of 2010.  This new entertainment destination is the first opening of this type of venue in the U.S. market.  The new store will offer entertainment and dining to compliment the department stores and theater at Puente.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our new development spending for the six months ended June 30, 2010 primarily relates to our proportionate share of the investment in our Scottsdale Venture.  Upon completion, our Scottsdale Quarter development will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Our Scottsdale Quarter development will be adjacent to a planned hotel and residential complex that will be developed independently by entities unaffiliated with the Company.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have all of Phase I retail space and over 90% of the Phase II retail space addressed.  Apple, Brio, H&M, Oakville Grocery, West Elm, and Williams-Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for over 80% of the office space. The Scottsdale Quarter development will require an investment in hard costs of approximately $250 million with a stabilized return of approximately 8%.  The hard costs include construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments.  In addition to the hard costs, we capitalize certain internal leasing costs, non-cash straight-line ground lease expenses, development fees, interest and real estate taxes.  As of June 30, 2010, we have recognized approximately $186.0 million in hard costs of which $61.7 million has been placed into service as of June 30, 2010.

The Scottsdale Venture entered into a long-term ground lease for property on which the project will be constructed.  We own a 50% common interest in the Scottsdale Venture and will operate and lease the retail portion of the project under a separate management agreement. Our partner is currently marketing the ground lease.  GPLP has the option to match the best offer and are evaluating the opportunity.

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

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”) for the twelve-month period ended June 30, 2010 were $342 compared to $340 for the twelve month period ended June 30, 2009.  Mall Store Sales include only those stores open for the twelve months ended June 30, 2010 and 2009.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09
Core Malls: (2)
Mall Anchors	93.9%	93.8%	94.1%	93.7%	93.7%
Mall Stores	90.5%	90.5%	92.0%	91.5%	90.4%
Total Core Mall Portfolio	92.7%	92.6%	93.3%	92.9%	92.5%

Mall Portfolio – Excluding Joint Ventures: (3)
Mall Anchors	92.6%	92.5%	92.5%	92.0%	92.0%
Mall Stores	90.1%	90.0%	92.2%	91.5%	89.8%
Mall Portfolio Excluding Joint Ventures	91.7%	91.6%	92.4%	91.8%	91.2%

Total Community Centers:
Community Center Anchors	95.3%	95.3%	95.3%	95.6%	95.6%
Community Center Stores	86.0%	83.2%	85.6%	82.8%	83.9%
Total Community Center Portfolio	91.8%	90.8%	91.7%	91.6%	92.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture malls and excludes held-for-sale malls.
(3)	Excludes the Company’s held-for-sale malls and malls held in a joint venture at June 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2010, approximately 89.3% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.8 years and a weighted-average interest rate of approximately 6.0%.  At December 31, 2009, approximately 82.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.6 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at June 30, 2010 and December 31, 2009, bears interest at variable rates with weighted-average interest rates of approximately 5.4% and 2.0%, respectively.

At June 30, 2010 and December 31, 2009, the fair value of our debt (excluding our Prior Facility) was $1,179.4 million and $1,208.6 million, respectively, compared to its carrying amounts of $1,157.6 million and $1,225.0 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at June 30, 2010 and 2009, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.0 and $0.6 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $33.1 million and $34.6 million, at June 30, 2010 and December 31, 2009, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.0 and $0.3 million, for the quarter ended June 30, 2010 and 2009, respectively, and increase the fair value of our debt by approximately $34.9 million and $36.1 million, at June 30, 2010 and December 31, 2009, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  During the second quarter of 2010, we completed the implementation of a new lease management software system.  This new software provides increased visibility into our leasing activity, further integrates our lease tracking with our lease accounting system, and streamlines our electronic leasing approval process.  The implementation of this software was not made in response to any deficiency in our internal controls.  Except for the preceding change, there was no change in our internal control over financial reporting during the second quarter of 2010 that is reasonably likely to materially affect GRT’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3.         Defaults Upon Senior Securities

None

ITEM 4.         Reserved

None

ITEM 5.         Other Information

None

ITEM 6.        Exhibits

3.6
Articles Supplementary classifying and designating an additional 3,500,000 preferred shares as 8.125% Series G Cumulative Redeemable Preferred Shares, par value $.01 per share (incorporated by reference to Glimcher Realty Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

3.7
Amendment to Glimcher Realty Trust’s Amended and Restated Declaration of Trust (incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on May 14, 2010).

10.115
Amendment No. 10 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of April 28, 2010 (incorporated by reference to Glimcher Realty Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.116
First Modification of Notes, Open-End Fee Mortgage, Leasehold Mortgage, Assignment of Rents and Security Agreement and Fixture Filing and Loan Agreement, dated as of April 30, 2010, by and between U.S. Bank National Association, Catalina Partners, L.P., and Glimcher Properties Limited Partnership.

10.117
Second Amendment to Amended and Restated Credit Agreement, dated as of April 27, 2010, by and among Glimcher Properties Limited Partnership, KeyBank National Association, and the several participating banks, financial institutions, and other entities.

10.118
First Amendment to Construction, Acquisition and Interim Loan Agreement and to Limited Payment and Performance Guaranty, dated and effective as of May 14, 2010, by and among Glimcher Properties Limited Partnership, KeyBank National Association, and the several participating banks, financial institutions, and other entities.

10.119	Loan Agreement, as amended, dated as of April 8, 2010, between Glimcher MJC, LLC and Goldman Sachs Commercial Mortgage Capital, L.P.
10.120	Promissory Note, dated April 8, 2010, issued by Glimcher MJC, LLC in the amount of fifty-five million dollars ($55,000,000).
10.121	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, as amended, effective as of April 8, 2010, by Glimcher MJC, LLC.
10.122	Environmental Indemnity Agreement, dated April 8, 2010, by Glimcher Properties Limited Partnership and Glimcher MJC, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.123	Loan Agreement, dated as of June 30, 2010, between Grand Central Parkersburg, LLC and Goldman Sachs Commercial Mortgage Capital, L.P.
10.124	Promissory Note, dated June 30, 2010, issued by Grand Central Parkersburg, LLC in the amount of forty-five million dollars ($45,000,000).
10.125	Guaranty, executed as of June 30, 2010, by Glimcher Properties Limited Partnership.
10.126	Environmental Indemnity Agreement, dated June 30, 2010, by Glimcher Properties Limited Partnership and Grand Central Parkersburg, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
10.127	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, executed as of June 30, 2010, by Grand Central Parkersburg, LLC.
10.128	Severance Benefits Agreement, dated as of June 15, 2010, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Armand Mastropietro.
10.129	Guaranty (unfunded obligations), executed as of April 8, 2010, by Glimcher Properties Limited Partnership.
10.130	Guaranty, executed as of April 8, 2010, by Glimcher Properties Limited Partnership.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:    July 23, 2010