Form 10-Q
period 2010-09-30
GLIMCHER REALTY TRUST
filed 2010-10-29
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [   ]  No [X]

As of October 28, 2010, there were 85,048,647 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 53 pages

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS:

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share and par value amounts)

ASSETS

	September 30, 2010	December 31, 2009
Investment in real estate:
Land	$224,967	$251,001
Buildings, improvements and equipment	1,596,077	1,839,342
Developments in progress	253,256	45,934
	2,074,300	2,136,277
Less accumulated depreciation	574,063	624,165
Property and equipment, net	1,500,237	1,512,112
Deferred costs, net	19,081	18,751
Investment in and advances to unconsolidated real estate entities	126,898	138,898
Investment in real estate, net	1,646,216	1,669,761

Cash and cash equivalents	6,678	85,007
Restricted cash	15,578	12,684
Tenant accounts receivable, net	21,510	30,013
Deferred expenses, net	15,698	9,018
Prepaid and other assets	35,935	43,429
Total assets	$1,741,615	$1,849,912

LIABILITIES AND EQUITY

Mortgage notes payable	$1,224,730	$1,224,991
Notes payable	112,153	346,906
Accounts payable and accrued expenses	49,600	59,071
Distributions payable	14,940	11,530
Total liabilities	1,401,423	1,642,498

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 and 6,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	222,174	150,000
Common Shares of Beneficial Interest, $0.01 par value, 85,044,170 and 68,718,924 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	850	687
Additional paid-in capital	759,460	666,489
Distributions in excess of accumulated earnings	(708,800)	(671,351)
Accumulated other comprehensive loss	(6,768)	(3,819)
Total Glimcher Realty Trust shareholders’ equity	326,916	202,006
Noncontrolling interests	13,276	5,408
Total equity	340,192	207,414
Total liabilities and equity	$1,741,615	$1,849,912

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2010	2009
Revenues:
Minimum rents	$38,899	$45,794
Percentage rents	1,391	1,365
Tenant reimbursements	19,331	22,971
Other	5,190	4,592
Total revenues	64,811	74,722

Expenses:
Property operating expenses	13,970	16,317
Real estate taxes	7,907	8,828
Provision for doubtful accounts	936	1,367
Other operating expenses	3,433	2,109
Depreciation and amortization	16,172	19,009
General and administrative	4,648	4,262
Total expenses	47,066	51,892

Operating income	17,745	22,830

Interest income	302	736
Interest expense	18,496	20,610
Equity in loss of unconsolidated real estate entities, net	(70)	(759)
(Loss) income from continuing operations	(519)	2,197
Discontinued operations:
Loss on disposition of property	-	(288)
Loss from operations	-	(175)
Net (loss) income	(519)	1,734
Add: allocation to noncontrolling interests	2,053	191
Net income attributable to Glimcher Realty Trust	1,534	1,925
Less: Preferred share dividends	6,137	4,360
Net loss to common shareholders	$(4,603)	$(2,435)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$(0.00)	$(0.01)
Net loss to common shareholders	$(0.06)	$(0.06)

EPS (diluted):
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$(0.00)	$(0.01)
Net loss to common shareholders	$(0.06)	$(0.06)

Weighted average common shares outstanding	79,967	41,038
Weighted average common shares and common share equivalents outstanding	82,953	44,024

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net (loss) income	$(519)	$1,734
Other comprehensive income on derivative instruments, net	1,412	403
Comprehensive income	893	2,137
Comprehensive income attributable to noncontrolling interests	(492)	(26)
Comprehensive income attributable to Glimcher Realty Trust	$401	$2,111

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2010	2009
Revenues:
Minimum rents	$125,266	$138,290
Percentage rents	3,052	3,624
Tenant reimbursements	61,281	69,461
Other	14,914	17,471
Total revenues	204,513	228,846

Expenses:
Property operating expenses	43,786	48,608
Real estate taxes	24,774	27,138
Provision for doubtful accounts	3,491	4,460
Other operating expenses	9,979	7,722
Depreciation and amortization	52,732	60,868
General and administrative	14,307	13,411
Total expenses	149,069	162,207

Operating income	55,444	66,639

Interest income	870	1,664
Interest expense	59,671	59,724
Equity in loss of unconsolidated real estate entities, net	(438)	(1,842)
(Loss) income from continuing operations	(3,795)	6,737
Discontinued operations:
Loss on disposition of property	-	(288)
Impairment loss, net	-	(183)
Adjustment to gain on sold property	(215)	-
Loss from operations	(89)	(1,085)
Net (loss) income	(4,099)	5,181
Add: allocation to noncontrolling interests	5,038	579
Net income attributable to Glimcher Realty Trust	939	5,760
Less: Preferred share dividends	16,099	13,078
Net loss to common shareholders	$(15,160)	$(7,318)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.20)	$(0.15)
Discontinued operations	$(0.00)	$(0.04)
Net loss to common shareholders	$(0.21)	$(0.19)

EPS (diluted):
Continuing operations	$(0.20)	$(0.15)
Discontinued operations	$(0.00)	$(0.04)
Net loss to common shareholders	$(0.21)	$(0.19)

Weighted average common shares outstanding	72,599	38,986
Weighted average common shares and common share equivalents outstanding	75,585	41,972

Cash distributions declared per common share of beneficial interest	$0.30	$0.30

Net (loss) income	$(4,099)	$5,181
Other comprehensive income on derivative instruments, net	4,761	1,908
Comprehensive income	662	7,089
Comprehensive income attributable to noncontrolling interests	(1,413)	(136)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(751)	$6,953

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2010
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total

Balance, December 31, 2009	$60,000	$150,000	68,718,924	$687	$666,489	$(671,351)	$(3,819)	$5,408	$207,414

Distributions declared, $0.30 per share						(22,289)		(896)	(23,185)
Distribution Reinvestment and Share Purchase Plan			28,246	-	136				136
Exercise of share options			16,334	-	23				23
Restricted share grants			180,666	2	(2)				-
Amortization of restricted shares					665				665
Preferred share dividends						(16,099)			(16,099)
Issuance of Series G Cumulative Preferred shares		74,751							74,751
Series G Cumulative Preferred share issuance costs		(2,577)							(2,577)
Issuance of common shares			16,100,000	161	100,464				100,625
Common share issuance costs					(5,008)				(5,008)
Net income (loss)						939		(5,038)	(4,099)
Other comprehensive income on derivative instruments							3,348	1,413	4,761
Share option expense					128				128
Adjustments related to consolidation of a previously unconsolidated entity							(6,297)	8,954	2,657
Transfer to noncontrolling interest in partnership					(3,435)			3,435	-
Balance, September 30, 2010	$60,000	$222,174	85,044,170	$850	$759,460	$(708,800)	$(6,768)	$13,276	$340,192

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,099)	$5,181
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for doubtful accounts	3,491	4,767
Depreciation and amortization	52,732	60,868
Amortization of financing costs	4,610	2,034
Equity in loss of unconsolidated real estate entities, net	438	1,842
Distributions from unconsolidated real estate entities	74	-
Capitalized development costs charged to expense	230	236
Impairment losses, net – discontinued operations	-	183
Gain on sale of operating real estate assets	(547)	(1,482)
Adjustment to gain on sold property	215	-
Gain on sales of outparcels	-	(530)
Loss on disposition of property	-	288
Share compensation expense	793	683
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(2,182)	(3,640)
Prepaid and other assets	(1,378)	(414)
Accounts payable and accrued expenses	(4,752)	1,664
Net cash provided by operating activities	49,625	71,680

Cash flows from investing activities:
Additions to investment in real estate	(153,566)	(33,637)
Investment in unconsolidated real estate entities	(2,350)	(29,531)
Proceeds from sales of properties	60,070	23,979
Proceeds from sales of outparcels	-	1,607
Additions to restricted cash	(4,526)	(731)
Additions to deferred expenses and other	(4,954)	(3,784)
Distributions from unconsolidated real estate entities	-	18,220
Net increase in cash from previously unconsolidated real estate entity	5,299	-
Issuance of notes receivable to unconsolidated real estate entities	-	(5,000)
Net cash used in investing activities	(100,027)	(28,877)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(234,753)	4,426
Additions to deferred financing costs	(11,904)	(2,602)
Proceeds from issuance of mortgage notes payable	216,546	53,400
Principal payments on mortgages and other notes payable	(129,869)	(89,258)
Net proceeds from issuance of common shares	95,617	109,250
Net proceeds from issuance of preferred shares	72,708	-
Exercise of share options	136	134
Cash distributions	(36,408)	(34,333)
Net cash (used in) provided by financing activities	(27,927)	41,017
Net change in cash and cash equivalents	(78,329)	83,820
Cash and cash equivalents, at beginning of period	85,007	17,734
Cash and cash equivalents, at end of period	$6,678	$101,554

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.           Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At September 30, 2010, GRT both owned interests in and managed 26 Properties, consisting of 22 Malls (17 wholly owned and 5 partially owned through joint ventures) and 4 Community Centers (three wholly owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership, a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and Glimcher Development Corporation (“GDC”).  As of September 30, 2010, GRT was a limited partner in GPLP with a 96.4% ownership interest and GRT’s wholly owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.2% interest in GPLP.  GDC, a wholly owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE’s”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, statements of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Material subsequent events that have occurred since September 30, 2010 that require disclosure in these financial statements are presented in Note 18 “Subsequent Events.”

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

Share-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition as required by Topic 718 - “Compensation-Stock Compensation” in the ASC.  It requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Accordingly, the cost of the share award is expensed over the requisite service period (usually the vesting period).

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

Income or loss allocated to the noncontrolling interest held within a consolidated joint venture is calculated by dividing the noncontrolling interest share of common partnership interests held by the total common partnership interests outstanding.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company’s non-cash activities accounted for decreases in the following areas:  (1) investment in real estate - $117,045, (2) investment in and advances to unconsolidated real estate entities - $14,276, (3) tenant accounts receivable - $7,193, (4) prepaid and other assets - $8,625, and (5) accounts payable and accrued liabilities - $2,751.  In addition, the Company transferred a net amount of $86,938 in mortgage loans.  The Company’s non-cash activities accounted for increases in noncontrolling interest of $8,954.  These non-cash activities primarily relate to the transfer of two Malls to a joint venture, the consolidation of a joint venture that was previously reported as an investment in unconsolidated real estate entities, and the non-cash component of a purchase of a ground lease.

Share distributions of $8,504 and $6,872 were declared, but not paid as of September 30, 2010 and December 31, 2009, respectively.  Operating Partnership distributions of $299 were declared, but not paid as of September 30, 2010 and December 31, 2009.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of $1,313 were declared, but not paid as of September 30, 2010 and December 31, 2009.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 and $3,046 were declared, but not paid as of September 30, 2010 and December 31, 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into Topic 810 – “Consolidation” in the ASC.  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that begins after November 15, 2009.  As a result of this new standard, the Company has determined that the Scottsdale Venture, as defined and discussed in Note 3 “Investment in Joint Ventures – Consolidated,” is reported as a consolidated entity prospectively beginning on January 1, 2010.

In January 2010, the FASB issued an accounting standards update to Topic 505 – “Equity” in the ASC.  This update set forth guidance relating to accounting for distributions to shareholders with components of share and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or share with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate, the distribution is considered a share issuance that is reflected in earnings per share prospectively and is not a share dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by Topic 205 - “Presentation of Financial Statements” in the ASC, have been made in the financial statements in order to conform to the 2010 presentation.

3.           Investment in Joint Ventures – Consolidated

As of September 30, 2010, the Company has two consolidated VIE joint ventures, the Scottsdale Venture and the VBF Venture (defined below).  The Company has determined that it is the primary beneficiary of these joint ventures, as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

•	Scottsdale Venture

Consists of a 50% common interest held by a GPLP subsidiary in a joint venture (“Scottsdale Venture”) formed in May 2006 with an affiliate of the Wolff Company (“Wolff”).  The purpose of the venture is to build a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable space in Scottsdale, Arizona (“Scottsdale Quarter”).  The Scottsdale Venture is the tenant under a ground lease for a portion of the ground at Scottsdale Quarter.  In the third quarter of 2010, an affiliate of GPLP purchased the ground for $96,000 and became the landlord under the ground lease.

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

As of December 31, 2009, the Company and Wolff both contributed $10,750 in common equity to the Scottsdale Venture.  As of December 31, 2009, the Company had contributed an additional $40,300 to the Scottsdale Venture (with no corresponding investment by Wolff) in the form of a preferred investment.  During the nine months ended September 30, 2010, the Company made $37,500 in additional preferred contributions to the Scottsdale Venture.  As of September 30, 2010, the Company’s total investment in the Scottsdale Venture is $88,550.

GPLP has made certain guarantees and provided letters of credit to ensure performance and to ensure that the Scottsdale Venture completes construction.  The amount and nature of the guarantees are listed below:

Description of Exposure	Scottsdale Venture Liability as of September 30, 2010	Company’s Maximum Exposure to Loss as of September 30, 2010
Construction loan (1)	$128,909	$75,000
Owner controlled insurance program (2)	-	1,026
Total	$128,909	$76,026

(1)
As of September 30, 2010, GPLP has provided a guaranty of repayment obligations under the construction loan agreement of 50% of the current loan availability under the loan agreement.    GPLP also has a performance guarantee to construct the development.  The estimated cost to construct the improvements at Scottsdale Quarter is approximately $250,000, of which $198,600 in construction costs have been incurred through September 30, 2010.  The Company expects to fund the remaining costs of Scottsdale Quarter with both equity contributions and draws from the construction loan.  GPLP’s financial obligation associated with this performance guarantee cannot be reasonably estimated as it is dependant on future events and therefore is not included in the amounts listed above.

(2)
As of September 30, 2010, GPLP has provided a letter of credit in the amount of $1,026 as collateral for fees and claims arising from the owner controlled insurance program that is to remain in place during the construction period.

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

The Company did not provide any additional financial support to the VBF Venture during the nine months ended September 30, 2010.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The carrying amounts and classification of the above consolidated joint ventures’ investment in real estate, net, total assets, mortgage notes payable, and total liabilities at September 30, 2010 are as follows:

September 30, 2010
Investment in real estate, net	$277,083
Total assets	$278,800

Mortgage notes payable	$128,909
Total liabilities	$192,056

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

4.           Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of September 30, 2010 consisted of an investment in three separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

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

•        Blackstone Joint Venture

In March 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed entity (“Blackstone Joint Venture”).  Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”) in a transaction accounted for as a partial sale.  The gross sales price for the 60% interest was $192,000.  After 60% of the debt assumed of $129,191, and customary closing costs, GPLP received proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the Statement of Operations as other revenue.

The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $864 and $899 for these services for the three months ended September 30, 2010 and 2009, respectively, and fee income of $2,059 and $3,055 for the nine months ended September 30, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below.

The Scottsdale Venture’s financial results are reported in the joint venture Balance Sheet as of December 31, 2009 and Statements of Operations for the three and nine months ended September 30, 2009 listed below.  Effective January 1, 2010, the Scottsdale Venture was consolidated and therefore excluded from the September 30, 2010 joint venture Balance Sheet and Statements of Operations.

With the transfer of its interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the assets, liabilities and equity for both of these properties are included in the September 30, 2010 joint venture Balance Sheet.  As of December 31, 2009, both Lloyd and WestShore were consolidated properties and are excluded from the December 31, 2009 joint venture Balance Sheet and Statements of Operations for the three and nine months ended September 30, 2009.  The Statement of Operations for the nine months ended September 30, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through September 30, 2010.

The Balance Sheets and Statements of Operations, in each period reported, include both the ORC Venture and Surprise Venture.

Balance Sheets	September 30, 2010	December 31, 2009
Assets
Investment properties at cost, net	$527,217	$282,687
Construction in progress	9,394	180,230
Intangible assets (1)	11,860	6,552
Other assets	46,691	21,805
Total assets	$595,162	$491,274

Liabilities and members’ equity:
Mortgage notes payable	$292,160	$207,946
Notes payable (2)	5,000	5,000
Intangibles (3)	7,181	5,452
Other liabilities (4)	10,435	56,470
	314,776	274,868
Members’ equity	280,386	216,406
Total liabilities and members’ equity	$595,162	$491,274

GPLP’s share of members’ equity	$127,340	$131,570

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $1,521 and $204 for above-market acquired leases as of September 30, 2010 and December 31, 2009, respectively, and $8,702 and $5,656 for below-market acquired leases as of September 30, 2010, and December 31, 2009, respectively.  The increase in both above-market and below-market leases can be attributed to WestShore.

(4)
Includes a liability for the straight line adjustment for a ground lease of the Scottsdale Venture for $29,473 on December 31, 2009.  In 2010, the Scottsdale Venture was reported as a consolidated entity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	September 30, 2010	December 31, 2009

Members’ equity	$127,340	$131,570
Advances and additional costs	(442)	7,328
Investment in and advances to unconsolidated real estate entities	$126,898	$138,898

	For the Three Months Ended September 30,
Statements of Operations	2010	2009
Total revenues	$19,645	$8,101
Operating expenses	9,445	5,156
Depreciation and amortization	5,968	2,545
Operating income	4,232	400
Other expenses, net	3	8
Interest expense, net	4,130	1,880
Net income (loss)	99	(1,488)
Preferred dividend	8	8
Net income (loss) from the Company’s unconsolidated real estate entities	$91	$(1,496)

GPLP’s share of loss from unconsolidated real estate entities	$(70)	$(759)

	For the Nine Months Ended September 30,
Statements of Operations	2010	2009
Total revenues	$47,261	$23,051
Operating expenses	23,210	13,903
Depreciation and amortization	14,025	8,044
Operating income	10,026	1,104
Other expenses, net	5	25
Interest expense, net	10,316	4,687
Net loss	(295)	(3,608)
Preferred dividend	23	23
Net loss from the Company’s unconsolidated real estate entities	$(318)	$(3,631)

GPLP’s share of loss from unconsolidated real estate entities	$(438)	$(1,842)

5.             Tenant Accounts Receivable

The Company’s accounts receivable is comprised of the following components:

	September 30, 2010	December 31, 2009
Billed receivables	$6,908	$14,920
Straight-line receivables	14,680	17,618
Unbilled receivables	6,442	7,149
Less: allowance for doubtful accounts	(6,520)	(9,674)
Net accounts receivable	$21,510	$30,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.             Mortgage Notes Payable

Mortgage Notes Payable as of September 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2010	2009	2010	2009
Fixed Rate:
Kierland Crossing, LLC (q)	$128,909	$-	5.94%	-	(l)	(b)	$128,909	(e)
Glimcher Northtown Venture, LLC (t)	37,000	40,000	6.02%	6.02%	(m)	(b)	$37,000	(f)
Morgantown Mall Associates, LP	38,844	39,335	6.52%	6.52%	(n)	(a)	$38,028	(g)
Glimcher Ashland Venture, LLC	22,586	23,081	7.25%	7.25%		(a)	$21,817	November 1, 2011
Polaris Lifestyle Center LLC	23,400	23,400	5.58%	5.58%	(o)	(b)	$23,400	(h)
Dayton Mall Venture, LLC	52,091	52,948	8.27%	8.27%	(p)	(a)	$49,864	(i)
PFP Columbus, LLC	132,313	134,436	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	147,941	150,274	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	102,235	103,752	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	55,809	56,637	7.54%	7.54%	(p)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	57,000	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
SDQ Fee, LLC	70,000	-	4.91%	-		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,951	49,433	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	42,096	42,493	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	45,826	-	6.76%	-		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,841	-	6.76%	-		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,926	-	6.05%	-		(a)	$38,307	July 6, 2020
Tax Exempt Bonds (r)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,183,768	851,789

Variable Rate:
Catalina Partners, LP	42,250	42,250	3.53%	4.72%	(k)	(b)	$42,250	(u)

Other:
Fair value adjustments	(1,288)	(1,485)
Extinguished/transferred debt	-	332,437		(s)

Mortgage Notes Payable	$1,224,730	$1,224,991

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires monthly payments of interest only until October 2010, thereafter principal and interest is required.
(d)	The bonds require semi-annual payments of interest.
(e)	The loan matures on May 29, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to May 29, 2013.
(f)	The loan matures on October 21, 2011, however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011, however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures on February 1, 2012, however, the Company has one, 18-month extension option that would extend the maturity date of the loan to August 1, 2013.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)
Interest rate of LIBOR plus 300 basis points.  $30 million has been fixed through a swap agreement at a rate of 3.64% at September 30, 2010.  The full loan amount was fixed at a rate of 4.72% through a swap agreement at December 31, 2009.

(l)	Interest rate of LIBOR plus 200 basis points fixed through a swap agreement at a rate of 5.94% at September 30, 2010.
(m)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at September 30, 2010 and December 31, 2009.
(n)	Interest rate of LIBOR plus 350 basis points fixed through a swap agreement at a rate of 6.52% at September 30, 2010 and December 31, 2009.
(o)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through a swap agreement at a rate of 5.58% at September 30, 2010 and December 31, 2009.
(p)	Interest rate escalates after optional prepayment date.
(q)	Beginning in 2010, the Scottsdale Venture is being included in the Company’s consolidated results. It was previously classified as an unconsolidated entity.
(r)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens site.  Although, not secured by the Property, the loan is fully guaranteed by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,421,030 and $1,419,909 at September 30, 2010 and December 31, 2009, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at September 30, 2010.  Additionally, $158,410 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by the Company as of September 30, 2010.

7.             Notes Payable

In March 2010, GPLP closed on a $370,000 credit facility (the “Credit Facility”) with a maturity date in December 2010 and two one-year extension options available to GPLP, subject to the satisfaction of certain conditions.  The Company exercised the first extension option in October, 2010 as discussed in Note 18 “Subsequent Events.”  A second one-year extension option remains available.  The Credit Facility is partially secured and amends the $470,000 unsecured credit facility that was due to expire in December 2010 (the “Prior Facility”).  The Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  However, due to capital raising events completed thus far during 2010, the Company was able to permanently reduce the Credit Facility’s borrowing availability to $200,000 in the third quarter of 2010.  The Credit Facility is secured by perfected first mortgage liens with respect to two Mall Properties, two Community Center Properties, and certain other assets with a combined net book value of $77,011 at September 30, 2010.  Under the Credit Facility, the interest rate shall be LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Credit Facility contains customary covenants, representations, warranties, and events of default.  In April 2010, GPLP further amended the Credit Facility to modify the calculation used to determine fixed charges.  Under this modification, the calculation of fixed charges excludes dividends for perpetual preferred stock that is issued within a 90-day period following the effective date and which yields aggregate gross proceeds in excess of $50,000, provided that the aforementioned exclusion shall only apply to the dividends on the newly issued perpetual preferred stock which generates up to an additional $50,000 of gross proceeds in excess of the first $50,000 of gross proceeds from such perpetual preferred stock issuance.  During the third quarter of 2010, the Credit Facility was modified to permit the Company to purchase land at Scottsdale Quarter and the maximum recourse limit was reduced from 27.5% to 25.0%.  Management believes GPLP is in compliance with all covenants under the Credit Facility as of September 30, 2010.

At September 30, 2010, the commitment level on the Credit Facility was $200,000 and the outstanding balance was $112,153.  Additionally, $1,026 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2010, the unused balance of the Credit Facility available to the Company was $86,821 and the average interest rate on the outstanding balance was 5.96% per annum.

At December 31, 2009, the outstanding balance on the Prior Facility was $346,906.  Additionally, $21,405 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2009, the unused balance of the Prior Facility available to the Company was $101,689 and the interest rate on the outstanding balance was 2.12% per annum.

8.             Secondary Offering

On July 30, 2010, the Company completed a secondary public offering of 16,100,000 Common Shares at a price of $6.25 per share, which included 2,100,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Shares. The net proceeds to the Company from the offering, after deducting underwriting commissions, discounts, and offering expenses were $95,617.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

9.             Preferred Shares

GRT’s Declaration of Trust authorizes GRT to issue up to an aggregate of 150,000,000 shares of GRT stock, consisting of common or preferred shares.  On April 28, 2010, the Company completed a $75,285 secondary public offering of 3,500,000 shares of Series G Preferred Shares, which included accrued dividends of $534. The Company incurred $2,577 in issuance costs in connection with the Series G Preferred Shares.  Aggregate net proceeds received from the offering were $72,708.  Distributions on the Series G Preferred Shares are payable quarterly in arrears.  The Company generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.  The offering was a re-opening of the Company’s original issuance of Series G Preferred Shares, which occurred on February 24, 2004.  At September 30, 2010, the Company has 9,500,000 Series G Preferred Shares outstanding.

10.           Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counter party in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate the interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended September 30, 2010, the Company had $154 of hedge ineffectiveness in earnings, including $62 related to the Scottsdale Venture.  The Company had no hedge ineffectiveness in earnings during the three months ended September 30, 2009.  During the nine months ended September 30, 2010, the Company had $111 of hedge ineffectiveness in earnings, including $88 related to the Scottsdale Venture.  The Company had no hedge ineffectiveness in earnings during the nine months ended September 30, 2009.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $6,495 will be reclassified as an increase to interest expense, including $3,642 related to the Scottsdale Venture.

As of September 30, 2010, the Company had six outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $318,244, including $154,000 related to the Scottsdale Venture.  All six derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of September 30, 2010 and December 31, 2009.

	Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$5,246	Accounts Payable & Accrued Expenses	$3,599

The derivative instruments were reported at their fair value of $5,246 (including $3,730 related to the Scottsdale Venture) and $3,599 in accounts payable and accrued expenses at September 30, 2010 and December 31, 2009, respectively, with a corresponding adjustment to other comprehensive loss for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in OCL will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$(810)	$(1,223)	Interest expense	$(2,222)	$(1,626)	Interest expense	$(154)	$0

During the three months ended September 30, 2010, the Company recognized additional other comprehensive income of $1,412, to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010, net of $2,222 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $492 of OCL to noncontrolling interest participation during the three months ended September 30, 2010.  During the three months ended September 30, 2009, the Company recognized additional other comprehensive income of $403 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009, net of $1,626 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $26 of OCL to noncontrolling interest participation during the three months ended September 30, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2010	2009		2010	2009		2010	2009

Interest Rate Products	$(2,209)	$(2,640)	Interest expense	$(6,970)	$(4,548)	Interest expense	$(111)	$0

During the nine months ended September 30, 2010, the Company recognized additional other comprehensive income of $4,761, to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010, net of $6,970 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $1,413 of OCL to noncontrolling interest participation during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company recognized additional other comprehensive income of $1,908 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2009, net of $4,548 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $136 of OCL to noncontrolling interest participation during the nine months ended September 30, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,995, including $4,251 related to Scottsdale Venture.  As of September 30, 2010, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $5,995, including $4,251 related to the Scottsdale Venture.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Liabilities:
Derivative instruments, net	$-	$5,246	$-	$5,246

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Liabilities:
Derivative instruments, net	$-	$3,599	$-	$3,599

The Company has one fair value measurement using significant unobservable inputs (Level 3) as of September 30, 2010.  The fair value measurement relates to an embedded derivative liability for a potential development in Vero Beach, Florida.  As of September 30, 2010, the fair value of this embedded derivative is zero.

12.           Share Based Compensation

Restricted Common Shares

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

For the nine months ended September 30, 2010 and 2009, 180,666 restricted Common Shares were granted.  The compensation expense for all restricted Common Shares for the three months ended September 30, 2010 and 2009 was $230 and $190, respectively, and $665 and $562 for the nine months ended September 30, 2010 and 2009, respectively.  The amount of compensation expense related to unvested restricted Common Shares that the Company expects to expense in future periods, over a weighted average period of 2.9 years, is $1,872 as of September 30, 2010.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the nine months ended September 30, 2010 and September 30, 2009, the Company issued 297,766 and 294,266 options, respectively.  The fair value of each option granted in 2010 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 2.35%, expected life of five years, annual dividend rates of $0.40, and weighted average volatility of 82.8%.  The weighted average fair value of options issued during the nine months ended September 30, 2010 was $1.68 per share.  Compensation expense recorded related to the Company’s share option plans was $45 and $33 for the three months ended September 30, 2010 and 2009, respectively, and $128 and $121 for the nine months ended September 30, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.           Commitments and Contingencies

At September 30, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (1) cash at a price equal to the fair market value of one Common Share or (2) Common Shares at the exchange ratio of one Share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2010 is $18,723 based upon a per unit value of $6.27 at September 30, 2010 (based upon a five-day average of the Common Share price from September 23, 2010 to September 29, 2010).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.           Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2010			2009
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operations	$(519)			$2,197
Less: preferred share dividends	(6,137)			(4,360)
Noncontrolling interest adjustments (1)	2,053			163
Loss from continuing operations	$(4,603)	79,967	$(0.06)	$(2,000)	41,038	$(0.05)

Loss from discontinued operations	$-			$(463)
Noncontrolling interest adjustments (1)	-			28
Loss from discontinued operations	$-	79,967	$-	$(435)	41,038	$(0.01)

Net loss to common shareholders	$(4,603)	79,967	$(0.06)	$(2,435)	41,038	$(0.06)

Diluted EPS:
(Loss) income from continuing operations	$(519)	79,967		$2,197	41,038
Less: preferred share dividends	(6,137)			(4,360)
Noncontrolling interest adjustments (2)	1,874			-
Operating partnership units		2,986			2,986
Loss from continuing operations	$(4,782)	82,953	$(0.06)	$(2,163)	44,024	$(0.05)

Loss from discontinued operations	$-	82,953	$-	$(463)	44,024	$(0.01)
Net loss to common shareholders before noncontrolling interest	$(4,782)	82,953	$(0.06)	$(2,626)	44,024	$(0.06)

	For the Nine Months Ended September 30,
	2010			2009
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
(Loss) income from continuing operations	$(3,795)			$6,737
Less: preferred share dividends	(16,099)			(13,078)
Noncontrolling interest adjustments (1)	5,026			472
Loss from continuing operations	$(14,868)	72,599	$(0.20)	$(5,869)	38,986	$(0.15)

Loss from discontinued operations	$(304)			$(1,556)
Noncontrolling interest adjustments (1)	12			107
Loss from discontinued operations	$(292)	72,599	$(0.00)	$(1,449)	38,986	$(0.04)

Net loss to common shareholders	$(15,160)	72,599	$(0.21)	$(7,318)	38,986	$(0.19)

Diluted EPS:
(Loss) income from continuing operations	$(3,795)	72,599		$6,737	38,986
Less: preferred share dividends	(16,099)			(13,078)
Noncontrolling interest adjustments (2)	4,401			-
Operating partnership units		2,986			2,986
Loss from continuing operations	$(15,493)	75,585	$(0.20)	$(6,341)	41,972	$(0.15)

Loss from discontinued operations	$(304)	75,585	$(0.00)	$(1,556)	41,972	$(0.04)
Net loss to common shareholders before noncontrolling interest	$(15,797)	75,585	$(0.21)	$(7,897)	41,972	$(0.19)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of September 30, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.           Discontinued Operations

Financial results of Properties the Company sold in previous periods are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations.  The table below summarizes key financial results for these operations:

	For the Three Months Ended September 30,
	2010	2009
Revenues	$1	$660
Operating expenses	(1)	(795)
Operating loss	-	(135)
Interest expense, net	-	(40)
Net loss from operations	-	(175)
Loss on disposition of property	-	(288)
Net loss from discontinued operations	$-	$(463)

	For the Nine Months Ended September 30,
	2010	2009
Revenues	$(7)	$3,172
Operating expenses	(83)	(3,026)
Operating (loss) income	(90)	146
Interest income (expense), net	1	(1,231)
Net loss from operations	(89)	(1,085)
Adjustment to gain on sold property	(215)	-
Loss on disposition of property	-	(288)
Impairment loss, net	-	(183)
Net loss from discontinued operations	$(304)	$(1,556)

The reduction in revenue, operating expenses and interest expense relate primarily to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which was disposed of during the three months ended September 30, 2009.  The adjustment to gain during the nine months ended September 30, 2010 relates to a litigation settlement pertaining to one of the Company’s sold properties.  The impairment charge during the nine months ended September 30, 2009 related primarily to Eastland Charlotte and was partially offset by a favorable impairment adjustment when the Company sold The Great Mall of the Great Plains located in Olathe, Kansas in January 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

16.           Acquisitions

Intangibles as of September 30, 2010, which were recorded at the acquisition date, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt Square Mall.  As of December 31, 2009, the intangibles also included WestShore.  As of September 30, 2010, the intangibles for WestShore are reported in investments in and advances to unconsolidated real estate entities and are discussed in Note 4 “Investment in and Advances to Unconsolidated Real Estate Entities.”  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases, with a remaining weighted average amortization period of 7.9 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over the estimated life of 5.9 years.  Amortization of the in place leases is being recorded as amortization expense over the life of the leases to which they pertain, with a remaining weighted amortization period of 9.1 years.  The net book value of the above-market leases is $1,743 and $3,713 as of September 30, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Company’s Consolidated Balance Sheets.  The net book value of the below-market leases is $3,335 and $9,190 as of September 30, 2010 and December 31, 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $1,935 and $2,181 as of September 30, 2010 and December 31, 2009, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheets.  The net book value of in place leases was $1,210 and $1,607 at September 30, 2010 and December 31, 2009, respectively, and is included in the developments, improvements and equipment on the Consolidated Balance Sheets.  Net amortization for all of the acquired intangibles is a (decrease) increase to net income in the amount of $(36) and $151 for the three months ended September 30, 2010 and 2009, respectively, and $3 and $301 for the nine months ended September 30, 2010 and 2009, respectively.

17.           Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.63% to 6.00% per annum at September 30, 2010 and from 4.12% to 7.30% at December 31, 2009), the fair value of GRT’s mortgage notes payable is estimated at $1,262,599 and $1,208,573 at September 30, 2010 and December 31, 2009, respectively compared to its carrying amounts of $1,224,730 and $1,224,991, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

18.           Subsequent Events

On October 15, 2010, the Company purchased additional development land located adjacent to Scottsdale Quarter in Scottsdale, Arizona from an affiliate of Wolff.  The total purchase price was approximately $25.5 million.  Contemporaneously with the completion of the Company’s purchase of the development land, the Company completed its purchase of Wolff’s 50% joint venture interest in the Scottsdale Venture, becoming the owner of 100% of the Scottsdale Venture.  The purchase was funded by a combination of two loans and proceeds available from the Credit Facility.  The first loan was an assumption of an existing mortgage loan with a principle balance of $12,500.  The assumed loan has a maturity date of November 5, 2011 and a floating interest rate of 3.00% over LIBOR with a floor of 5.50% per annum.  The assumed loan has two extension options that each allow for an extension of the maturity date by six months at the lender’s discretion.  The second loan is in the amount of $3,500 and has an interest rate of 6.00% per annum.  The second loan is subordinate to the assumed loan and matures the earlier of:  (1) certain project milestones such as the start of construction or the sale or refinancing of any portion of the development, (2) the maturity of the senior assumed loan, or (3) October 15, 2012.  In connection with the purchase of our joint venture partner’s remaining 50% interest, Wolff was released from certain obligations to the venture.  Additionally, the Scottsdale Loan was modified to reflect changes associated with the above stated transactions.

During October 2010, the Company exercised its option under the Credit Facility to extend the maturity date for an additional period of one year to December 13, 2011.

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

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of September 30, 2010, we owned interests in and managed 26 Properties located in 13 states, consisting of 22 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 20.0 million square feet of gross leasable area (“GLA”) of which approximately 93.1% was occupied at September 30, 2010.

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

•	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

•	Utilize our team-oriented management approach to increase productivity and efficiency;

•	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

•	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

•	Strategic acquisitions of high quality retail properties subject to market conditions and availability of capital;

•	Capitalize on opportunities to raise additional capital on terms consistent with the Company’s long term objectives as market conditions may warrant;

•	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

•	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

•	Utilize our development capabilities to develop quality properties at low cost.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,
	2010	2009
Net loss to common shareholders	$(4,603)	$(2,435)
Add back (less):
Real estate depreciation and amortization	15,620	18,515
Pro-rata share of consolidated joint venture depreciation	(484)	-
Equity in loss of unconsolidated entities, net	70	759
Pro-rata share of unconsolidated entities funds from operations	2,533	526
Noncontrolling interest in operating partnership	(179)	(191)
Loss on the disposition of assets	-	288
Funds From Operations	$12,957	$17,462

	For the Nine Months Ended September 30,
	2010	2009
Net loss to common shareholders	$(15,160)	$(7,318)
Add back (less):
Real estate depreciation and amortization	51,158	59,301
Pro-rata share of consolidated joint venture depreciation	(1,244)	-
Equity in loss of unconsolidated entities, net	438	1,842
Pro-rata share of unconsolidated entities funds from operations	5,845	2,270
Noncontrolling interest in operating partnership	(637)	(579)
Gain on the disposition of real estate assets, net	(332)	(1,194)
Funds From Operations	$40,068	$54,322

FFO decreased by $14.3 million, or 26.2%, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we received $14.2 million less in operating income excluding real estate depreciation, gains on the sale of operating assets and adjustments for consolidated joint ventures.  This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group® (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010.  Also, we incurred $3.0 million more in preferred share dividends.  These increases are the result of an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) that were issued during the second quarter of 2010 as part of GRT’s secondary offering of Series G Preferred Shares.

Offsetting these decreases to FFO, we experienced an increase in our proportionate share of FFO from our unconsolidated entities of $3.6 million.  This increase was primarily due to our share of the Blackstone Venture.  Also, we experienced a reduction of $1.0 million in the loss from Properties recorded as discontinued operations.  This decrease primarily relates to losses during the nine months ended September 30, 2009 attributable to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”), which was disposed of in September 2009.

Results of Operations – Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Total revenues decreased 13.3%, or $9.9 million, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Minimum rents decreased $6.9 million, percentage rents increased $26,000, tenant reimbursements decreased $3.6 million, and other revenues increased $598,000.

Minimum Rents

Minimum rents decreased 15.1%, or $6.9 million, for the three months ended September 30, 2010 compared with minimum rents for the three months ended September 30, 2009.  During the three months ended September 30, 2010, we experienced a decrease in minimum rents of $8.2 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease, we experienced increases in minimum rents from our core Malls which totaled $1.3 million.

Tenant Reimbursements

Tenant reimbursements decreased 15.8%, or $3.6 million, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The decrease in revenue can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues increased 13.0%, or $598,000, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The components of other revenues are shown below (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$1,907	$2,048	$(141)
Sponsorship income	522	502	20
Fee and service income	1,847	1,031	816
Other	914	1,011	(97)
Total	$5,190	$4,592	$598

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $359,000 decrease in licensing agreement income attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties experienced a $218,000 increase in licensing agreement income.  Fee and service income increased $816,000 during the three months ended September 30, 2010 compared to the same period ended September 30, 2009.  This increase primarily relates to revenue related to housekeeping and security services provided at both Lloyd and WestShore.

Expenses

Total expenses decreased 9.3%, or $4.8 million, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Property operating expenses decreased $2.3 million, real estate taxes decreased $921,000, the provision for doubtful accounts decreased $431,000, other operating expenses increased by $1.3 million, depreciation and amortization decreased $2.8 million and general and administrative costs increased $386,000.

Property Operating Expenses

Property operating expenses decreased $2.3 million, or 14.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Real Estate Taxes

Real estate taxes decreased $921,000, or 10.4%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We experienced a decrease of $1.3 million attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  These decreases were partially offset by taxes attributable to Scottsdale Quarter that are now included in the consolidated results as well as the scheduled increases in taxes at Jersey Gardens.

Provision for Doubtful Accounts

The provision for doubtful accounts was $936,000 for the three months ended September 30, 2010 compared to $1.4 million for the three months ended September 30, 2009.  The provision represents 1.4% and 1.8% of total revenues for the three months ended September 30, 2010 and 2009, respectively.  We experienced a $241,000 reduction in the provision for doubtful accounts as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining improvement relates primarily to lower tenant bankruptcy activity for the three months ended September 30, 2010 compared to the comparable period during 2009.

Other Operating Expenses

Other operating expenses increased 62.8%, or $1.3 million, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  During the three months ended September 30, 2010, we incurred $772,000 in ground lease expense associated with Scottsdale Quarter.  Of this expense, $465,000 relates to non-cash straight-line adjustments.  We also incurred $575,000 in additional costs during the three months ended September 30, 2010 related to providing services to our joint ventures and affiliated third parties for housekeeping and security services at the properties.  The majority of this increase can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Depreciation and Amortization

Depreciation expense decreased for the three months ended September 30, 2010 by $2.8 million, or 14.9%, as compared to the same period ended September 30, 2009.  We experienced a $3.4 million decrease in depreciation and amortization attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease, we experienced a $1.0 million increase in depreciation expense associated with Scottsdale Quarter.

General and Administrative

General and administrative expenses were $4.6 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively.  The increase can be attributed to costs incurred for due diligence work we performed relating to the pending joint venture acquisition of Pearlridge Center, a regional shopping center located outside of Honolulu, Hawaii, and an increase in local taxes for the Properties.

Interest Income

Interest income decreased 59.0%, or $434,000, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to the joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company (“Wolff”) that owned Scottsdale Quarter (the “Scottsdale Venture”).  During the three months ended September 30, 2009, the Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Venture resulting in the elimination of this inter-company interest income.

Interest expense/capitalized interest

Interest expense decreased 10.3%, or $2.1 million, for the three months ended September 30, 2010.  The summary below identifies the decrease by its various components (dollars in thousands).

	For the Three Months Ended September 30,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,337,760	$1,629,750	$(291,990)
Average rate	5.85%	5.16%	0.69%

Total interest	$19,565	$21,024	$(1,459)
Amortization of loan fees	1,636	599	1,037
Capitalized interest and other expense, net	(2,705)	(1,013)	(1,692)
Interest expense	$18,496	$20,610	$(2,114)

The decrease in interest expense was primarily due to a decrease in the average loan balance.  The average loan balance decreased due to the conveyance of debt to the Blackstone Venture, as well as reductions to outstanding borrowings on our existing corporate credit facility (the “Credit Facility”) resulting from net proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture, the April Offering (as defined below) and the July Offering (as defined below).  These decreases were partially offset by an increase in the average loan balance due to the consolidation of the Scottsdale Venture.  The increase in loan fee amortization was driven by the consolidation of the Scottsdale Venture, fees related to the Credit Facility, and other deferred financing fees.  The increase in capitalized interest was due to the consolidation of the Scottsdale Venture.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss from unconsolidated real estate entities, net contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), and Town Square at Surprise (“Surprise”).  The results of Lloyd and WestShore are also included for the period of March 26, 2010 through September 30, 2010.  Puente and Tulsa are held through a joint venture (the “ORC Venture”), with OMERS Realty Corporation (“ORC”), an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  Lloyd and WestShore are held by the Blackstone Venture.  Surprise is held in a joint venture with an unaffiliated landowner (the “Surprise Venture”).  Net income (loss) from unconsolidated entities was $91,000 and $(1.5) million for the three months ended September 30, 2010 and 2009, respectively.  Our proportionate share of the net loss was $(70,000) and $(759,000) for the three months ended September 30, 2010 and 2009, respectively. The favorable contribution from unconsolidated real estate entities is primarily attributed to conveyance of both Lloyd and WestShore to the Blackstone Venture late in the first quarter of 2010.

Discontinued Operations

There was no activity in the three months ended September 30, 2010 for discontinued operations.  We received $660,000 of revenue, we experienced a $175,000 loss from operations and a $288,000 loss on disposition of properties for the three months ended September 30, 2009 related to discontinued operations.  These amounts were primarily attributable to Eastland Charlotte which was disposed of during September 2009.

Allocation to Noncontrolling Interests

The allocation of the loss to noncontrolling interest was $2.1 million and $191,000 for the three months ended September 30, 2010 and 2009, respectively.  Of the $2.1 million allocation, $1.9 million represents 50% of the net loss from the Scottsdale Venture that is allocated to our noncontrolling partner.  The loss in the Scottsdale Venture is driven primarily by non-cash items including $498,000 of depreciation expense and $232,000 of straight-line expense associated with the ground lease as well as interest expense of $877,000.

Results of Operations – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Total revenues decreased 10.6%, or $24.3 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Minimum rents decreased $13.0 million, percentage rents decreased $572,000, tenant reimbursements decreased $8.2 million, and other revenues decreased $2.6 million.

Minimum Rents

Minimum rents decreased 9.4%, or $13.0 million, for the nine months ended September 30, 2010 compared with minimum rents for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we experienced a decrease in minimum rents of $16.9 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease were increases in minimum rents from our core Malls and Scottsdale Quarter which totaled $3.6 million.

Tenant Reimbursements

Tenant reimbursements decreased $8.2 million, or 11.8%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Of this decrease, $7.5 million can be primarily attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues decreased 14.6%, or $2.6 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The components of other revenues are shown below (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$5,396	$6,156	$(760)
Outparcel sales	-	1,675	(1,675)
Sponsorship income	1,330	1,300	30
Fee and service income	4,174	3,451	723
Gain on sale of depreciable real estate	547	1,482	(935)
Other	3,467	3,407	60
Total	$14,914	$17,471	$(2,557)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced an $873,000 decrease associated with the conveyance of both Lloyd and WestShore to the Blackstone Venture.  During the nine months ended September 30, 2009, we sold two outparcels for $1,675,000.  There were no outparcel sales for the nine months ended September 30, 2010.  Fee and service income increased $723,000 during the nine months ended September 30, 2010 compared to the same period ended September 30, 2009.  This increase primarily relates to revenue related to housekeeping and security services provided at both Lloyd and WestShore.   We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture.  During 2009, we sold a medical office building at Grand Central Mall, located in City of Vienna, West Virginia, for approximately $4.6 million net of costs of $3.1 million for a gain of approximately $1.5 million during the first three months of 2009.

Expenses

Total expenses decreased 8.1%, or $13.1 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Property operating expenses decreased $4.8 million, real estate taxes decreased $2.4 million, the provision for doubtful accounts decreased $969,000, other operating expenses increased $2.3 million, depreciation and amortization decreased $8.1 million, and general and administrative costs increased $896,000.

Property Operating Expenses

Property operating expenses decreased $4.8 million, or 9.9%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  We experienced a decrease of $7.0 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting these decreases, we experienced a $1.0 million increase as it related to the consolidation of the Scottsdale Venture.

Real Estate Taxes

Real estate taxes decreased $2.4 million, or 8.7%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  We experienced a decrease of $2.6 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  This decrease was partially offset by taxes attributable to Scottsdale Quarter that are now included in the consolidated results as well as scheduled increases in taxes at Jersey Gardens.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.5 million for the nine months ended September 30, 2010 compared to $4.5 million for the nine months ended September 30, 2009.  The provision represents 1.7% and 1.9% of total revenues for the nine months ended September 30, 2010 and 2009, respectively.  We experienced a $283,000 reduction in the provision for doubtful accounts as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining improvement relates primarily to lower tenant bankruptcy activity for the nine months ended September 30, 2010 compared to the comparable period during 2009.

Other Operating Expenses

Other operating expenses increased 29.2%, or $2.3 million, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter.  Of this expense, $1.6 million relates to non-cash straight-line adjustments.  In addition, we incurred $1.2 million in additional costs related to providing services to our joint ventures and unaffiliated third parties for housekeeping and security services for the nine months ended September 30, 2010 as compared to the same period ending September 30, 2009.  During the nine months ended September 30, 2009, we incurred $1.1 million associated with the sale of outparcels.  There were no costs associated with the sale of outparcels for the nine months ended September 30, 2010. Also, we incurred $494,000 less in costs to support our joint ventures during the nine months ended September 30, 2009.  This decrease was primarily related to development costs associated with the Scottsdale Venture.

Depreciation and Amortization

Depreciation expense decreased for the nine months ended September 30, 2010 by $8.1 million, or 13.4%, as compared to the same period ended September 30, 2009.  We experienced a $7.1 million decrease in depreciation and amortization attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during the first nine months of 2009, we wrote off improvements related to vacating tenants, which were primarily driven by the 2009 bankruptcy of one of our major tenants.  Offsetting these decreases was a $2.6 million increase associated with the consolidation of the Scottsdale Venture.

General and Administrative

General and administrative expenses were $14.3 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in expenses can be attributed to the reinstatement of salaries and trustees’ fees that were reduced during 2009 as part of our corporate cost saving initiatives.  Also, we experienced higher local taxes.  Lastly, we incurred due diligence costs relating to the pending joint venture acquisition of Pearlridge Center.

Interest Income

Interest income decreased 47.7%, or $794,000, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to our Scottsdale Venture.  During the nine months ended September 30, 2009, Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated the Scottsdale Venture resulting in the elimination of this inter-company interest income.

Interest expense/capitalized interest

Interest expense decreased 0.1%, or $53,000, for the nine months ended September 30, 2010.  The summary below identifies the decrease by its various components (dollars in thousands).

	For the Nine Months Ended September 30,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,430,615	$1,603,169	$(172,554)
Average rate	5.72%	5.11%	0.61%

Total interest	$61,373	$61,441	$(68)
Amortization of loan fees	4,610	2,000	2,610
Capitalized interest and other expense, net	(6,312)	(3,717)	(2,595)
Interest expense	$59,671	$59,724	$(53)

A decrease in the average loan balance was offset by higher borrowing costs, resulting in a slight decrease in interest expense.  The average loan balance decreased due to the conveyance of debt associated with Lloyd and WestShore to the Blackstone Venture, as well as reductions to outstanding borrowings on our Credit Facility resulting from net proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture, the April Offering (as defined below) and the July Offering (as defined below).  The increase in loan fee amortization was driven by the consolidation of the Scottsdale Venture, fees related to the Credit Facility, and other deferred financing fees.  The increase in capitalized interest was due to the consolidation of the Scottsdale Venture.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net contains results from our investments in Puente, Tulsa, and Surprise.  The results of Lloyd and WestShore are also included for the period of March 26, 2010 through September 30, 2010.  Net loss from unconsolidated entities was $318,000 and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The improvement in performance can be attributed to the performance of Lloyd and WestShore.  Our proportionate share of the loss was $438,000 and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Discontinued Operations

Total revenues from discontinued operations were $(7,000) for the nine months ended September 30, 2010 compared to $3.2 million during the nine months ended September 30, 2009.  The net loss from discontinued operations during the nine months ended September 30, 2010 and 2009 was $89,000 and $1.1 million, respectively.  The variance in both revenue and net loss can primarily be attributed to the disposition of Eastland Charlotte, which occurred during the quarter ended September 30, 2009.

Allocation to Noncontrolling Interests

The allocation of the loss to noncontrolling interest was $5.0 million and $579,000 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in the allocation of our net loss to noncontrolling interest relates primarily to the consolidation of the Scottsdale Venture.  Of the $5.0 million allocation, $4.4 million represents 50% of the net loss from the Scottsdale Venture that is allocated to our noncontrolling partner.  The loss is driven primarily by non-cash items including $1.3 million of depreciation expense and $796,000 of straight-line expense associated with the ground lease as well as interest expense of $2.1 million.

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

In light of the challenging capital and debt markets, we have focused on addressing our near term debt maturities.  In March 2010, GPLP completed amendments to the Credit Facility.  Under the amendments, the Credit Facility had an initial borrowing availability of $370 million that matures in December 2010, and has two one-year extension options available to GPLP, subject to the satisfaction of certain conditions.  The Credit Facility is partially secured and amends the $470 million unsecured credit facility that was due to expire in December 2010 (the “Prior Facility”) and together with the Credit Facility, (the “Facilities”).  The Credit Facility provides for a conditional reduction of the initial borrowing availability and three scheduled reductions.  However, due to capital raising events completed thus far during 2010, the Company was able to permanently reduce the Credit Facility’s borrowing availability to $200 million in the third quarter of 2010.  The Credit Facility is secured by perfected first mortgage liens with respect to two of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  Under the Credit Facility, the interest rate is LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Credit Facility contains customary covenants, representations, warranties and events of default.  In April 2010, we further amended the Credit Facility to modify the calculation used to determine fixed charges.  Under this modification, the calculation of fixed charges excludes dividends for perpetual preferred stock that is issued within a 90-day period following the effective date of the amendment and which yields aggregate gross proceeds in excess of $50 million, provided that the aforementioned exclusion shall only apply to the dividends on the newly issued perpetual preferred stock which generates up to an additional $50 million of gross proceeds in excess of the first $50 million of gross proceeds from such perpetual preferred stock issuance.  During the third quarter of 2010, the Credit Facility was modified to permit the Company to purchase land at Scottsdale Quarter and the maximum recourse limit was reduced from 27.5% to 25.0%.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of September 30, 2010.  During October 2010, the Company exercised its option to extend the maturity date of the Credit Facility for an additional period of one year to December 13, 2011.  A second one-year extension option remains available.

In March 2010, we borrowed $46.0 million on our Polaris Towne Center, located in Columbus, Ohio.  We used $38.6 million of the loan proceeds to repay all of the outstanding balance on the existing mortgage loan on Polaris Towne Center scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Credit Facility.  During April 2010, we borrowed $55.0 million on The Mall at Johnson City, located in Johnson City, Tennessee.  We used $37.1 million of the loan proceeds to pay the cost of the defeasance of the existing mortgage loan on The Mall at Johnson City that was also scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Credit Facility.  During June 2010, we borrowed $45.0 million on Grand Central Mall, located in City of Vienna, West Virginia.  We used $39.3 million of the loan proceeds to repay all of the outstanding balance of the existing mortgage on Grand Central Mall scheduled to mature on February 1, 2012 with the remainder being used to reduce outstanding borrowings on the Credit Facility.  On September 9, 2010, we borrowed $70.0 million to complete our purchase of the fee interest in the underlying real estate of Scottsdale Quarter (“Scottsdale Fee Loan”).  The Company also exercised the first of two one-year extension options available for a loan on the real estate relating to Puente, which was scheduled to mature in June 2010.  Our pro-rata share of the debt for this Property is approximately $23.3 million.  There are no other scheduled debt maturities remaining in 2010.

On September 22, 2009, we completed an underwritten secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares (the “September Offering”).  The net proceeds to GRT from the offering, after deducting underwriting commissions and discounts and estimated offering expenses, were approximately $109 million.  GRT used the proceeds from this secondary public offering to reduce the outstanding principal amount under our Prior Facility.  On April 28, 2010, we completed an underwritten secondary public offering of an additional 3,500,000 shares of Series G Preferred Shares (the “April Offering”).  The Series G Preferred Shares have a liquidation preference of $25.00 per share and are redeemable for cash, plus accrued and unpaid distributions, at any time at the option of GRT.  The Series G Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of GRT.  The shares were issued on April 28, 2010 and priced at $21.51 per share including accrued distributions equating to a yield of 9.5% per annum.  GRT used the net proceeds from this offering, totaling approximately $72.7 million, to reduce the outstanding principal amount under the Credit Facility.  On July 30, 2010, we completed an underwritten secondary public offering of 16,100,000 Common Shares at a price of $6.25 per share, which included 2,100,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares (the “July Offering”).  The net proceeds to GRT from this offering, after deducting underwriting commissions, discounts, and offering expenses were approximately $96 million.  GRT used the proceeds from this secondary public offering to reduce the outstanding principal amount under the Credit Facility.

On March 26, 2010, we formed the Blackstone Venture. In forming the Blackstone Venture, GPLP, by and through a subsidiary (the “GPLP Member”), initially contributed its entire ownership interest in WestShore and Lloyd (the “GPLP Contribution”) to a wholly-owned limited liability company (the “Venture Company”) that would eventually conduct the operations of the Blackstone Venture.  Following the completion of the GPLP Contribution and in connection with finalizing the Blackstone Venture, Blackstone and the GPLP Member executed an Agreement of Purchase and Sale, and an operating agreement for the Venture Company pursuant to which agreements the GPLP Member sold sixty percent (60%) of its membership interests in the Venture Company to Blackstone in exchange for sixty percent (60%) of the net asset value of Lloyd and WestShore with the GPLP Member retaining the remaining 40% of the Venture Company’s membership interests.  The net proceeds generated from this transaction, totaling approximately $60 million, were used to reduce the amount outstanding under our Credit Facility.

Based on the Company’s share of total consolidated debt (exclusive of our pro-rata share of joint venture debt) and the market value of our Common Shares, the Company’s total-debt-to-total-market capitalization was 59.5% as of September 30, 2010, compared to 79.6% at December 31, 2009 which is within our targeted range of 50–60%.  With the recent volatility in our Common Share price similar to that of other REITs, we also look at other metrics to assess overall leverage levels.  We expect to use some or all of the proceeds from any future asset sales or equity offerings to reduce debt.

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

Capital Resource Availability

On August 29, 2008, we filed a universal shelf registration statement to replace our previous shelf registration statement that we filed with the SEC during 2004 and which expired in December 2008.  The SEC declared this registration statement effective on January 29, 2009.  This registration statement permits us to engage in offerings of debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  The amount of securities registered was $400 million.  After completion of the September Offering, the April Offering, and the July Offering, we have $109.1 million remaining available under the shelf registration statement for future offerings.  At a special meeting of GRT's shareholders held in June 2010, GRT's holders of Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 100,000,000 to 150,000,000.

At September 30, 2010, the aggregate borrowing availability on the Credit Facility was $200.0 million and the outstanding balance was $112.2 million.  Additionally, $1.0 million represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2010, the unused balance of the Credit Facility available to the Company was $86.8 million and the average interest rate on the outstanding balance was 5.96% per annum.

At September 30, 2010, our Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $43.1 million and other assets with a net book value of approximately $33.9 million.  Our mortgage notes payable were collateralized with first mortgage liens on seventeen of our Properties having a net book value of approximately $1,421.0 million.  We have other corporate assets that have a net book value of approximately $4.6 million.

Cash Activity

For the nine months ended September 30, 2010

Net cash provided by operating activities was $49.6 million for the nine months ended September 30, 2010.  (See also “Results of Operations - Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash used in investing activities was $100.0 million for the nine months ended September 30, 2010.  We received $60.1 million in proceeds from the sale of Properties.  These proceeds were attributable to the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.  Offsetting these increases to cash, we spent $153.6 million on our investments in real estate.  Of this amount, $34.0 million was spent on development and redevelopment projects including $30.6 million in expenditures related to the development of Scottsdale Quarter and $12.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center, Jersey Gardens, Polaris Fashion Place, River Valley Mall, and Ohio River Plaza.  In addition, we spent $96.0 million towards the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Lastly, we made a $2.4 million investment in unconsolidated real estate entities.  This amount relates to deposits associated with the pending acquisition of Pearlridge Center by a joint venture in which we have a 20% interest.

Net cash used in financing activities was $27.9 million for the nine months ended September 30, 2010.  We made $129.9 million in principal payments on existing mortgage debt.  Of this amount $118.0 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $11.9 million were made on various loan obligations.  Also, $36.4 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Facilities by $234.8 million.  Lastly, the Company incurred $11.9 million in financing costs, mainly related to the modifying the Prior Facility in March 2010.  Offsetting these cash uses, we received $216.5 million in proceeds from the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City as well as receiving $70.0 million of proceeds from a new mortgage note relating to the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Finally, GRT issued additional Series G Preferred Shares as part of the April Offering, raising net proceeds of $72.7 million, as well as additional Common Shares as part of the July Offering, raising net proceeds of $95.6 million.

For the nine months ended September 30, 2009

Net cash provided by operating activities was $71.7 million for the nine months ended September 30, 2009.

Net cash used in investing activities was $28.9 million for the nine months ended September 30, 2009.  We spent $33.6 million on our investments in real estate.  Of this amount, $17.1 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $7.2 million during the nine months ended September 30, 2009.  Also, we spent $5.8 million at Lloyd for the addition of a LA Fitness, and $1.0 million at Northtown Mall relating to the addition of Herberger’s.  We also spent $9.1 million to re-tenant existing spaces, with the most significant expenditures occurring at Grand Central Mall, Polaris Fashion Place, Jersey Gardens, The Mall at Johnson City, and Weberstown Mall. We invested $29.5 million in our unconsolidated real estate entities.  This investment primarily related to the funding of construction activity for Scottsdale Quarter.  Lastly, we received a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”) in the amount of $5.0 million during August of 2009, the proceeds of which Tulsa REIT used to pay down the mortgage loan on Tulsa Promenade, a regional mall located in Tulsa, Oklahoma (the “Tulsa Loan”). Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of The Great Mall of the Great Plains and a medical office building at Grand Central Mall.  We also received $18.2 million from our joint ventures.  This amount primarily relates to a return of a portion of our preferred investment in the Scottsdale Venture.

Net cash provided by financing activities was $41.0 million for the nine months ended September 30, 2009.  We made $89.3 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on The Great Mall of the Great Plains when the Property was sold, and regularly scheduled principal payments of $13.2 million were made on various loan obligations.  Also, $34.3 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Offsetting these decreases to cash, we received $53.4 million in loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  We also obtained $4.4 million from the Prior Facility.  The net proceeds to GRT from the September Offering, after deducting underwriting commissions and discounts and offering expenses, were approximately $109.3 million.

Financing Activity - Consolidated

Total debt decreased by $235.0 million during the first nine months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2009	$1,224,991	$346,906	$1,571,897
New mortgage debt	216,546	-	216,546
Repayment of debt	(118,035)	-	(118,035)
Debt amortization payments in 2010	(11,834)	-	(11,834)
Conveyed debt	(215,318)	-	(215,318)
Consolidation of Scottsdale Venture	128,363	-	128,363
Amortization of fair value adjustment	17	-	17
Net payments, Facilities	-	(234,753)	(234,753)
September 30, 2010	$1,224,730	$112,153	$1,336,883

During the first nine months of 2010, we entered into four new financing arrangements, paid off three loans, transferred two loans to a joint venture, modified three loans, and added one loan due to the consolidation of the Scottsdale Venture.

On March 31, 2010, a GRT affiliate borrowed $46.0 million (the “Polaris Towne Center Loan”).  The Polaris Towne Center Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Polaris Towne Center.  The Polaris Towne Center Loan is non-recourse and has an interest rate of 6.76% per annum and a maturity date of April 1, 2020.  The Polaris Towne Center Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Polaris Towne Center Loan were applied toward the repayment of the $38.6 million loan on Polaris Towne Center that was scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Credit Facility.

On April 8, 2010, a GRT affiliate borrowed $55.0 million (the “Johnson City Loan”).  The Johnson City Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on The Mall at Johnson City.  The Johnson City Loan is non-recourse and has an interest rate of 6.76% per annum and a maturity date of May 6, 2020.  The Johnson City Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Johnson City Loan were applied toward the defeasance and extinguishment of the $37.1 million loan on The Mall at Johnson City that was scheduled to mature on June 1, 2010 with the remainder being used to reduce outstanding borrowings on the Credit Facility.

On June 30, 2010, a GRT affiliate borrowed $45.0 million (the “Grand Central Loan”).  The Grand Central Loan is evidenced by a promissory note secured by a first mortgage lien and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan is non-recourse and has an interest rate of 6.05% per annum and a maturity date of July 6, 2020.  The Grand Central Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the $39.3 million loan, partial recourse, on Grand Central Mall that was scheduled to mature on February 1, 2012 with the remainder being used to reduce outstanding borrowings on the Credit Facility.

On September 9, 2010, a GRT affiliate entered into the Scottsdale Fee Loan.  The Scottsdale Fee Loan is evidenced by a promissory note and secured by a Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing on the Company’s fee simple interest to approximately fourteen and one-half acres of real property comprising a portion of Scottsdale Quarter (the “Land”).  The Land is subject to a long term ground lease to an affiliate of GRT that has constructed property improvements upon the Land.  The rental stream from the ground lease also serves as additional collateral for the Loan.  The Scottsdale Fee Loan is non-recourse and has an interest rate of 4.91% per annum and a maturity date of October 1, 2015.  The Scottsdale Fee Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Scottsdale Fee Loan were applied to the acquisition of the fee simple interest to the Land.

On March 26, 2010, we formed the Blackstone Venture and, in connection with the closing, the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.

During the period ended June 30, 2010, we modified certain debt agreements in connection with the modification and extension of the Credit Facility.  The mortgage loan agreements for Northtown Mall and Polaris Lifestyle Center were revised to update the cross-references to the Credit Facility to reflect the amendments to the covenants in the Credit Facility.  Effective as of April 30, 2010, the $42.3 million mortgage loan secured by the Company’s Colonial Park Mall (the “Colonial Loan”), was modified to extend the maturity date through April 2012, increase the recourse to GPLP from 20% to 35%, and modify the interest rate from LIBOR plus 165 basis points to LIBOR plus 300 basis points.  The amendment to the Colonial Loan also provides for a one-year extension option, subject to certain conditions, during which the interest rate will increase to LIBOR plus 350 basis points.  The Company separately fixed the interest rate on $30 million of the Colonial Loan with an interest rate protection agreement at a rate of 3.64% per annum for one year ending May 3, 2011.

On November 30, 2007, the Scottsdale Venture closed on a $220 million mortgage and construction loan (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of September 30, 2010, $128.9 million (of which $64.5 million represents GRT’s 50% share) was drawn under the construction loan.  The Scottsdale Venture also entered into an interest rate protection agreement that effectively fixes the interest rate at 5.94% per annum through the loan’s maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.  On May 14, 2010, the Scottsdale Venture executed an amendment to the Scottsdale Loan that modified its terms as follows: (a) total borrowing availability remains at $220 million however, the initial availability is limited to $150 million, (b) increases in availability up to: (1) $165 million, (2) $175 million, (3) $185 million, and (4) $220 million, subject, in each case, to Scottsdale Quarter achieving a certain debt service coverage ratio, stabilized property value, and occupancy thresholds as required in the loan amendment, (c) interest rate increases from LIBOR plus 150 basis points to LIBOR plus 200 basis points immediately, to LIBOR plus 250 basis points following execution of the first extension option, and to LIBOR plus 350 basis points following execution of the second extension option, (d) fixes the repayment guaranty at 50% of borrowing availability, and (e) to update the cross references to the Credit Facility to reflect the amendments to the Credit Facility.  The Scottsdale Loan was further modified in October 2010 in connection with our purchase of land at Scottsdale Quarter and our joint venture partner’s interest.  The modification released Wolff from certain obligations related to a master office lease and development of the third phase of the project.  Prior to January 1, 2010, Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Venture and are now including the associated debt of approximately $128.9 million in our consolidated financial statements.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $84.2 million during the first nine months of 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2009	$207,946	$105,472
Repayment of debt	(437)	(227)
Debt amortization payments in 2010	(2,304)	(935)
Conveyed debt	215,318	86,127
Consolidation of Scottsdale Venture	(128,363)	(64,182)
September 30, 2010	$292,160	$126,255

On November 5, 2007, the Surprise Venture closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of September 30, 2010, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

Beginning January 1, 2010, the Scottsdale Venture was reported as a consolidated entity.  Previously it was recorded as an unconsolidated joint venture, therefore, the $128.9 million outstanding balance on the Scottsdale Loan is now recorded as part of our consolidated mortgage notes payable.

On March 26, 2010, we formed the Blackstone Venture and in connection with the closing, the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.

At September 30, 2010, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $233.9 million.  An affiliate of the Company executed a modification agreement for the Tulsa Loan that extended the maturity date to March 14, 2011.  The loan modification included a $5.0 million payment towards principal and increased the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points.  An affiliate of the Company also exercised the first of two one-year extension options available for a mortgage loan on Puente, scheduled to mature on June 1, 2010.  At September 30, 2010, the construction notes payable were collateralized with a first mortgage lien on one Property having a net book value of approximately $7.7 million.  At September 30, 2010, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of approximately $306.8 million.

Contractual Obligations and Commitments

Contractual Obligations Including Pro-Rata Share of Consolidated Joint Ventures

Long-term debt obligations include both scheduled interest and principal payments.  The nature of the obligations is disclosed in the notes to the consolidated financial statements.

At September 30, 2010, we had the following obligations relating to dividend distributions.  In the third quarter of 2010, GRT declared distributions of $0.10 per Common Share and GPC, on behalf of GPLP, declared distributions of the same amount for the OP Units (approximately $8.8 million), to be paid during the fourth quarter of 2010, respectively.  The 8.75% Series F Cumulative Preferred Shares of Beneficial Shares (“Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore GRT is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $24.5 million per year.  The total distribution obligation for Series F Preferred Shares and the Series G Preferred Shares for the three month period ended September 30, 2010 is approximately $1.3 million and $4.8 million, respectively.

Operating lease obligations are for office space, ground leases, office equipment, computer equipment, and other miscellaneous items.  The obligation for these leases at September 30, 2010 was $4.9 million.

At September 30, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (1) cash at a price equal to the fair market value of one Common Share of GRT or (2) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2010 is $18.7 million based upon a per unit value of $6.27 at September 30, 2010 (based upon a five-day average of the Common Stock price from September 23, 2010 to September 29, 2010).

At September 30, 2010, we had executed leases committing to approximately $23.2 million in tenant allowances. The leases are expected to generate gross rents that approximate $149.6 million over the original lease terms.  Lastly, Scottsdale Quarter is subject to a 99-year ground lease discussed in detail below.

In the second quarter of 2006, the Company formed the Scottsdale Venture to construct Scottsdale Quarter.  The parties conduct the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”) of which Glimcher Kierland Crossing, LLC (“Kierland”), a GPLP affiliate, is the managing member.  LLC Co. coordinates and manages the construction of Scottsdale Quarter.  As of September 30, 2010, the Company’s total funding in the Scottsdale Venture is approximately $88.6 million and holds a 50% common interest in the Scottsdale Venture.  LLC Co. is the tenant under a ground lease of the land underlying Scottsdale.  During the third quarter of 2010, a GPLP affiliate purchased the fee simple interest in the Land at Scottsdale Quarter, becoming the landlord under the ground lease.  In connection with this purchase, the GPLP affiliate assumed all the benefits and obligations relating to the ground lease.  LLC Co. owns and operates Scottsdale Quarter (on land subject to a ground lease under which LLC Co. is the tenant and an affiliate of GRT is the landlord).  At September 30, 2010, GPLP, and LLC Co. had the following commitments relating to the Scottsdale Venture:

o
Letter of Credit:  GPLP has provided a letter of credit for LLC Co. in the amount of $1.0 million as collateral for fees and claims arising from the Owner Controlled Insurance Program that will be in place during construction.

o
Lease Payment:  LLC Co. is making rent payments under a ground lease executed in connection with the creation of the Scottsdale Venture.  The initial base rent under the ground lease is $5.2 million per year during the first year of the lease term and shall be periodically increased from 1.5% to 2.0% during the lease term until the fortieth year of the lease term at which time the base rent will be adjusted to fair market value.  There will be no increases in base rent thereafter.

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

On October 15, 2010, Kierland purchased Wolff’s equity interest in the LLC Co. (the “Wolff Purchase”).  Additionally, contemporaneously with the completion of the Wolff Purchase, a GPLP affiliate purchased additional development land adjacent to Scottsdale Quarter known as Phase III (“Scottsdale Purchase”) and in connection with such purchase, LLC Co.’s purchase agreement with respect to the above-described retail units was terminated and replaced with an option agreement between LLC Co. and a GPLP affiliate to build and purchase the retail units.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $20.6 million at September 30, 2010.

Commercial Commitments

The terms of the Facilities are discussed in Note 7 “Notes Payable” to the Consolidated Financial Statements.

Pro-Rata Share of Unconsolidated Entities Obligations

Our pro-rata share of long-term debt obligation for the scheduled payments of both principal and interest related to our loans at Properties owned through unconsolidated joint ventures are as follows:  2010 - $2.1 million, 2011 - $48.0 million, 2012 - $39.6 million and 2013 - $48.6 million.  We have a pro-rata obligation for tenant allowances in the amount of $359,000 for tenants who have signed leases at the unconsolidated joint venture Properties.  Our pro-rata share of purchase obligations are $652,000.

Developments in Progress

The table below represents the classification of “Developments in progress” as it relates to our Consolidated Balance Sheet as of September 30, 2010:

	Developments in Progress (dollars in thousands) As of September 30, 2010
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total

Land for future development	$25,664	$-	$25,664
Scottsdale Quarter land and improvements	218,039	-	218,039
Redevelopment and development	3,921	3,506	7,427
Tenant improvements and tenant allowances	5,235	13	5,248
Other	397	290	687
Total	$253,256	$3,809	$257,065

Capital expenditures are generally accumulated into a project and classified as “Developments in progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.  The $218.0 million associated with Scottsdale Quarter includes $24.4 million of internal costs.  These costs include items such as interest and non-cash straight-line ground lease expense.

The table below represents the sources of funding through September 30, 2010 related to the Scottsdale Venture:

Investment in Scottsdale Venture
		Non-controlling
	GPLP	Interest	Total
Equity Contribution:
Initial contribution	$10,750	$10,750	$21,500
Preferred Investment	77,800	-	77,800
Total Equity	88,550	10,750	99,300
Construction Loan	64,455	64,454	128,909
Total	$153,005	$75,204	$228,209

The table below provides the amount we spent on our capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended September 30, 2010
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$102,658	$-	$102,658
Redevelopment projects	$4	$13	$17
Renovation with no incremental GLA	$203	$-	$203

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$2,717	$256	$2,973
Non-anchor stores	3,552	27	3,579
Operational capital expenditures	917	212	1,129
Total Property Capital Expenditures	$7,186	$495	$7,681

	Capital Expenditures for the Nine Months Ended September 30, 2010
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$111,305	$-	$111,305
Redevelopment projects	$3,446	$16	$3,462
Renovation with no incremental GLA	$395	$5	$400

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$5,648	$1,317	$6,965
Non-anchor stores	6,913	139	7,052
Operational capital expenditures	3,460	321	3,781
Total Property Capital Expenditures	$16,021	$1,777	$17,798

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

Our development spending for the nine months ended September 30, 2010 primarily relates to the investment in our Scottsdale Venture.  Upon completion, Scottsdale Quarter will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  The Scottsdale Venture has retained a third party company to lease the office portion of the complex.  Once completed, we anticipate that Scottsdale Quarter will be a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development’s improvements will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have all of Phase I retail space leased and over 95% of the Phase II retail space addressed.  Apple, Armani Exchange, Brio, H&M, Nike, Oakville Grocery, West Elm, and Williams-Sonoma Home have opened their stores.  Also, we have signed leases and letters of intent for approximately 79% of the office space.  The Scottsdale Quarter development will require an investment in hard costs of approximately $350 million with a stabilized return of approximately 8%.  The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments.  In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes.  As of September 30, 2010, we have recognized approximately $294.6 million in hard costs of which $107.4 million has been placed into service as of September 30, 2010.

The Scottsdale Venture was previously subject to a long-term ground lease for property on which the project was constructed.  We owned a 50% common interest in the Scottsdale Venture.  Our partner marketed the ground lease and we had the option to match the best offer.  In September, we purchased the ground from our partner for $96 million.  The purchase was funded by a $70 million mortgage loan secured by the ground lease and the difference was funded by proceeds available under our Credit Facility.  The purchase of this land and improvements to the project is the majority of the $102.7 million of development spending for the three months ending September 30, 2010.

We also continue to work on a pipeline of future development opportunities beyond Scottsdale Quarter.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Redevelopment

Our redevelopment expenditures relate primarily to tenant allowances at Polaris Fashion Place and anchor store redevelopments at The Mall at Johnson City.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansions and renovations projects with the net cash provided by operating activities, the funds available under our Credit Facility, construction financing, long-term mortgage debt, and proceeds from equity offerings and the sale of assets.

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  Our anchor store tenant improvements include improvements for a new Dick’s Sporting Goods at our River Valley Mall in Lancaster, Ohio, a new TJ Maxx at our Ashland Town Center in Ashland, Kentucky, and a new Linen’s and More at our Dayton Mall in Dayton, Ohio.  The capital expenditures at our unconsolidated properties primarily relates to converting a former Linens N’ Things store to a Round One at Puente.  Round One opened in the third quarter of 2010 and is a new entertainment destination and the first Round One to open in the United States market.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”) for the twelve-month period ended September 30, 2010 were $354 compared to $340 for the twelve month period ended September 30, 2009.  Mall Store Sales include only those stores open for the twelve months ended September 30, 2010 and 2009.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09
Core Malls (2):
Mall Anchors	94.4%	93.9%	93.8%	94.1%	93.7%
Mall Stores	90.9%	90.5%	90.5%	92.0%	91.5%
Total Occupancy	93.2%	92.7%	92.6%	93.3%	92.9%

Mall Portfolio – Excluding Joint Ventures (3):
Mall Anchors	92.7%	92.6%	92.5%	92.5%	92.0%
Mall Stores	90.7%	90.1%	90.0%	92.2%	91.5%
Total Occupancy	92.0%	91.7%	91.6%	92.4%	91.8%

Total Community Centers:
Community Center Anchors	95.3%	95.3%	95.3%	95.3%	95.6%
Community Center Stores	88.3%	86.0%	83.2%	85.6%	82.8%
Total Community Center Portfolio	92.7%	91.8%	90.8%	91.7%	91.6%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture malls.
(3)	Excludes mall properties that are held in joint ventures as of Sept. 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2010, approximately 93.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.1 years and a weighted-average interest rate of approximately 5.9%.  At December 31, 2009, approximately 82.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.6 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at September 30, 2010 and December 31, 2009, bears interest at variable rates with weighted-average interest rates of approximately 5.3% and 2.0%, respectively.

At September 30, 2010 and December 31, 2009, the fair value of our debt (excluding our credit facility borrowings) was $1,262.6 million and $1,208.6 million, respectively, compared to its carrying amounts of $1,224.7 million and $1,225.0 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at September 30, 2010 and 2009, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.0 and $0.6 million, respectively, for the quarter.  Also, the fair value of our debt would decrease by approximately $38.2 million and $34.6 million, at September 30, 2010 and December 31, 2009, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.0 and $0.1 million, for the quarter ended September 30, 2010 and 2009, respectively, and increase the fair value of our debt by approximately $40.3 million and $36.1 million, at September 30, 2010 and December 31, 2009, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting during the third quarter of 2010 that is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On October 26, 2010, Kierland Crossing, LLC (“KC”) and GPLP, each affiliates of GRT, completed the Second Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated and effective as of October 15, 2010 (the “Amendment”) with KeyBank National Association (“KeyBank”), as administrative agent, Eurohypo AG (New York Branch), The Huntington National Bank, U.S. Bank, N.A., PNC Bank, N.A., and Raymond James Bank, FSB (together with KeyBank, the “Lenders”). The Amendment modifies certain terms and provisions of the Construction, Acquisition and Interim Loan Agreement, dated November 30, 2007, by and between KC and the Lenders, as amended (the “Original Agreement”) as well as the guarantee agreements of GPLP relating to the Original Agreement. GRT previously disclosed the execution and terms of the Original Agreement and the GPLP guaranties in a Current Report on Form 8-K filed with the SEC on December 5, 2007.  The Amendment was executed in connection with the completion of the Scottsdale Purchase and Wolff Purchase.  The material modifications under the Amendment:

(1)         Define the current maximum loan amount under the Original Agreement to be the lesser of: (a) $150,000,000, (b) 80% of the stabilized property value amount as established by an updated appraisal of Scottsdale Quarter, or (c) the largest loan amount to provide a debt service coverage ratio of 1.25x to 1.0x.  The loan commitment remains at $220,000,000.

(2)         Establish a substantial completion date of December 31, 2012 with respect to any potential development of the portion of Scottsdale Quarter known as Phase III (the “Phase III Parcels”).

(3)         Evidence Lenders’ consent to: (a) the purchase of the Phase III Parcels by SDQ III Fee, LLC, an affiliate of GPLP; (b) the purchase of the Wolff equity interest in KC; and (c) the termination of: (i) the Phase III purchase agreement (and substitution of an Option to Purchase between KC and SDQ III Fee, LLC); (ii) the joint development agreement; and (iii) the office lease between KC and one or more affiliates of Wolff.

(4)         Modify GPLP’s: (a) payment guaranty to be 50% of the maximum loan amount under the Original Agreement subject to the substantial completion of certain phases of Scottsdale Quarter and (b) completion guarantee to include the construction of certain retail units on the Phase III Parcels, unless KC elects not to construct such units.

KeyBank has provided mortgage loans with respect to certain other properties owned by GRT’s affiliates.  Additionally, KeyBank serves as the administrative agent to the Credit Facility. Certain of the other Lenders have also provided mortgage loans with respect to certain other properties owned by affiliates of GRT and currently serve as participating banks on the Credit Facility.

Item 6.	Exhibits

10.131	Loan Agreement, dated as of September 9, 2010, between SDQ Fee, LLC and German American Capital Corporation.
10.132	Guaranty of Recourse Obligations, dated as of September 9, 2010, by Glimcher Properties Limited Partnership for the benefit of German American Capital Corporation.
10.133	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated September 9, 2010, by SDQ Fee, LLC.
10.134	Promissory Note, dated September 9, 2010, issued by SDQ Fee, LLC in the amount of Seventy Million Dollars ($70,000,000).
10.135
Real Property Purchase and Sale Agreement and Escrow Instructions, dated as of August 25, 2010, by and between Sucia Scottsdale, LLC, as seller, Kierland Crossing, LLC, as buyer, and Fidelity National Title Insurance Corporation, as escrow agent.

10.136
Second Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of October 15, 2010 with KeyBank National Association, as administrative agent, Kierland Crossing, LLC, Glimcher Properties Limited Partnership, and certain other financial institutions as signatories.

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

Dated:     October 29, 2010