Form 10-K
period 2010-12-31
GLIMCHER REALTY TRUST
filed 2011-02-23
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [  ]

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

As of February 22, 2011, there were 99,879,778 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2010, was $400,149,499.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 5, 2011 are incorporated by reference into Part III of this Report.

PART 1.

GRT, Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us,” or “our.”

Special Note Regarding Forward Looking Statements

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

Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1955, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and are generally identifiable by the use of forward-looking terminology such as “may”, “will”, “should”, “potential”, “intend”, “expect”, “endeavor”, “seek”, “anticipate”, “estimate”, “overestimate”, “underestimate”, “believe”, “plans”, “could”, “project”, “predict”, “continue”, “trend”, “opportunity”, “pipeline”, “comfortable”, “current”, “position”, “assume”, “outlook”, “remain”, “maintain”, “sustain”, “achieve”, “would” or other similar words or expressions.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

Forward-looking statements speak only as of the date they are made and are qualified in their entirety by reference to the factors discussed throughout this annual report.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or the occurrence of unanticipated events except as required by applicable law.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to: changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; failure to complete the proposed amendments to the Registrant’s corporate credit facility; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure to make additional investments in regional mall properties and to redevelop properties; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; inability to exercise available extension options on debt instruments; failure to comply or remain in compliance with the covenants in GRT’s debt instruments, including, but not limited to, the covenants under its corporate credit facility; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expenses; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; an increase in impairment charges with respect to other properties as well as impairment charges with respect to properties for which there has been a prior impairment charge; failure to achieve projected returns on development properties; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues, bankruptcies of lending institutions within GRT’s construction loans and corporate credit facility as well as other risks listed from time to time in its press releases, and in GRT’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Item 1.   Business

(a)           General Development of Business

GRT is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls, and community shopping centers.  Enclosed regional and super regional malls and open-air lifestyle centers in which we hold an ownership position (including joint venture interests) are referred to as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares” or “Common Stock”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly-owned subsidiary of GRT, is sole general partner.  At December 31, 2010, GRT held a 96.4% interest in the Operating Partnership.  GRT has completed several secondary public offerings of Common Shares since the IPO.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision and expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)           Narrative Description of Business

General:  The Company is a recognized leader in the ownership, management, acquisition and development of malls, which includes enclosed regional malls and open-air lifestyle centers, as well as community centers.  At December 31, 2010, the Properties consisted of 23 Malls (18 wholly-owned and 5 partially owned through joint ventures) containing an aggregate of 20.5 million square feet of gross leasable area (“GLA”) and 4 Community Centers (three wholly-owned and one partially owned through a joint venture) containing an aggregate of 779,000 square feet of GLA.

For purposes of computing occupancy statistics, anchors are defined as tenants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”).  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open and/or the tenant is paying rent are considered occupied, excluding all tenants with leases having an initial term of less than one year.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and building, but contributes only nominal ancillary charges are excluded from GLA.

As of December 31, 2010, the occupancy rate for all of the Properties was 94.6% of GLA.  The occupied GLA was leased at 81.8%, 9.7%, and 8.5% to national, regional, and local retailers, respectively.  The Company’s focus is to maintain high occupancy rates for the Properties by capitalizing on management’s long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2010, the Properties had annualized minimum rents of $230.6 million.  Approximately 75.5%, 8.4%, and 16.1% of the annualized minimum rents of the Properties as of December 31, 2010 were derived from national, regional, and local retailers, respectively.  No single tenant represented more than 2.4% of the aggregate annualized minimum rents of the Properties as of December 31, 2010.

Malls:  The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Each Mall is anchored by multiple department stores such as Belk’s, The Bon-Ton, Boscov’s, Dillard’s, Elder-Beerman, Herberger’s, JCPenney, Kohl’s, Macy’s, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Apple, Banana Republic, Barnes & Noble, Bath & Body Works, Finish Line, Foot Locker, Forever 21, Gap, Hallmark, Kay Jewelers, The Limited, Express, Old Navy, Pacific Sunwear, Radio Shack, and Victoria’s Secret.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls, multiple screen movie theaters, fitness centers and other entertainment activities.  Our largest operating Mall has approximately 1.6 million square feet of GLA and approximately 180 stores, while our smallest has approximately 420,000 square feet of GLA and approximately 68 stores.  The Malls also have additional restaurants and retail businesses, such as Benihana, Cheesecake Factory, The Palm, P.F. Chang’s, and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2010, the Malls accounted for 96.3% of the total GLA, 96.2% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 94.6%.

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

As of December 31, 2010, Community Centers accounted for 3.7% of the total GLA, 3.8% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 94.7%.

Growth Strategies and Operating Policies:  Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value.  The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITs.  Specifically, the Company believes that FFO is a supplemental measure of the Company’s operating performance as it is a recognized standard in the real estate industry, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO does include impairment losses for properties held-for-use and held-for-sale.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net income (loss) to common shareholders is provided in Item 7 of this Form 10-K.

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

Financing Strategies:  At December 31, 2010, the Company had a total-debt-to-total-market-capitalization ratio of 57.8% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”).  The Company also looks at other metrics to assess overall leverage levels including debt to total asset value and total debt to EBITDA ratios.  The Company expects that it may, from time to time, re-evaluate its strategy with respect to leverage in light of the current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2010, 85.5% of total Company debt was fixed rate.  Shorter term and variable rate debt typically is employed for Properties anticipated to be expanded or redeveloped.

Competition:  All of the Properties are located in areas that have competing shopping centers and/or malls and other retail facilities.  Generally, there are other retail properties within a five-mile radius of a Property.  The amount of rentable retail space in the vicinity of the Company’s Properties could have a material adverse effect on the amount of rent charged by the Company and on the Company’s ability to rent vacant space and/or renew leases at such Properties.  There are numerous commercial developers, real estate companies and major retailers that compete with the Company in seeking land for development, properties for acquisition and tenants for properties, some of which may have greater financial resources than the Company and more operating or development experience than that of the Company.  There are numerous shopping facilities that compete with the Company’s Properties in attracting retailers to lease space.  In addition, retailers at the Properties may face increasing competition from e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks.

Employees:  At December 31, 2010, the Company had 1,040 employees, of which 388 were part-time.

Seasonality:  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels.  In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status:  GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code.  As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders.  Additionally, GRT must satisfy certain requirements regarding its organization, ownership and certain other conditions, such as a requirement that its shares be transferable.  Moreover, GRT must meet certain tests regarding its income and assets.  At least 75.0% of GRT’s gross income must be derived from passive income closely connected with real estate activities.  In addition, 95.0% of GRT’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities.  Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including a requirement that not more than 25.0% of the value of its total assets can be represented by securities.  If GRT fails to meet the requirements to qualify for REIT status, GRT may cease to qualify as a REIT and may be subject to certain penalty taxes.   If GRT fails to qualify as a REIT in any taxable year, then it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  As a qualified REIT, GRT is subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Intellectual Property:  GRT, by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office for the term GLIMCHER® (expiration date January 2019), certain of its Property names such as Scottsdale Quarter® (expiration date November 2019) and Jersey Gardens® (expiration date February 2014), and other marketing terms, phrases, and materials it uses to promote its business, services, and Properties.

(c)           Available Information

GRT files this Form 10-K and other periodic reports and statements electronically with the SEC.  The SEC maintains an Internet site that contains reports, statements and proxy and information statements, and other information provided by issuers at http://www.sec.gov.  GRT’s reports, including amendments, are also available free of charge on its website, www.glimcher.com, as soon as reasonably practicable after such reports are filed with the SEC. The information contained on our website is not incorporated by reference into this report and such information should not be considered a part of this report.

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

Real property investments are subject to varying degrees of risk.  Our ability to make dividend distributions, the amount or timing of any distribution or dividend, and our operating results, may be adversely affected by the economic climate, business conditions, and certain local conditions including:

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

Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

At December 31, 2010, our three largest tenants were Gap, Inc., Limited Brands, Inc., and Foot Locker, Inc. representing 2.4%, 2.1%, and 2.0% of our annualized minimum rents, respectively.  No other tenant represented more than 2.0% of the aggregate annualized minimum rents of our properties as of such date.  Our financial position, operating results, and ability to make distributions may be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant as well as requests from such tenants for significant rent relief or other lease concessions, or if any such tenant does not renew a number of its leases at our properties as they expire.

Bankruptcy of our tenants or downturns in our tenants’ businesses may reduce our cash flow.

Since we derive almost all of our income from rental payments and other tenant charges, our cash available for distribution as well as our operating results would be adversely affected if a significant number of our tenants were unable to meet their obligations to us, or if we were unable to lease vacant space in our properties on economically favorable terms.  A tenant may seek the protection of the bankruptcy laws which could result in the termination of its lease causing a reduction in our cash available for distribution.  Furthermore, certain of our tenants, including anchor tenants, hold the right under their lease(s) to terminate their lease(s) or reduce their rental rate if certain occupancy conditions are not met, if certain anchor tenants close, if certain sales levels or profit margins are not achieved, or if an exclusive use provision is violated, which all could be triggered in the event of one or more tenant bankruptcies.  A significant increase in the number of tenant bankruptcies, particularly amongst anchor tenants, may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

Prolonged instability or volatility in the United States economy, on a regional or national level, may adversely impact consumer spending and therefore our operating results.

A continued downturn in the United States (“U.S.”) economy, on a regional or national level, and reduced consumer spending could continue to impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties.  Our ability to lease space, negotiate lease terms, and maintain favorable rents could also be negatively impacted by a continued prolonged instability, volatility, or weakness in the U.S. economy.  Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during additional downturns in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

We face significant competition that may decrease the occupancy and rental rates of our properties as well as our operating results.

We compete with many commercial developers, real estate companies and major retailers.  Some of these entities develop or own malls, open-air lifestyle centers, value-oriented retail properties, and community shopping centers with whom we compete for tenants.  We face competition for prime locations and for tenants.  New regional malls, open-air lifestyle centers, or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at or prior to renewal.  Retailers at our properties may face increasing competition from other retailers, e-commerce, outlet malls, discount shopping clubs, catalog companies, direct mail, telemarketing and home shopping networks, all of which could adversely impact their profitability or desire to occupy one or more of our properties.

The failure to fully recover cost reimbursements for common area maintenance, taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of lease terms and other tenant lease provisions.  Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items.  After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit or even litigation.  Final adjustments for the year ended December 31, 2010 have not yet been determined.  At December 31, 2010, our recorded accounts receivable reflected $2.8 million of 2010 costs that we expect to recover from tenants during the first six months of 2011.  There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to our shareholders will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2010, approximately 30% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully redevelop, develop or operate our properties.

As a result of economic and other conditions and required approvals from governmental entities, lenders, or our joint venture partners, development projects may not be pursued or may be completed later or at higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development and redevelopment activities involve significant risks, including:

•	the expenditure of funds on and devotion of time to projects which may not come to fruition;

•	increased construction costs that may make the project economically unattractive;

•	an inability to obtain construction financing and permanent financing on favorable terms;

•	occupancy rates and rents not sufficient to make a project profitable; and

•	provisions within our corporate financing or other agreements that may prohibit or significantly limit the use of capital proceeds for development or redevelopment projects.

We could incur significant costs related to environmental issues.

Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property.  In connection with the ownership or operation of our properties, we could be liable for such costs, which could be substantial and even exceed the value of such property or the value of our aggregate assets.  We could incur such costs or be liable for such costs during a period after we dispose of or transfer a property.  The failure to remediate toxic substances may adversely affect our ability to sell or rent any of our properties or to borrow funds.  In addition, environmental laws may require us to expend substantial sums in order to use our properties or operate our business.  Lastly, in connection with certain mortgage loans encumbering our properties, GPLP, singly, or together with certain affiliates has executed environmental indemnification agreements to indemnify the respective lender(s) for those loans against losses or costs to remediate damage to the mortgaged property caused by the presence or release of hazardous materials. The costs of investigating, perhaps litigating, or remediating these substances on or under the property in question could be substantial and even exceed the value of such property, the unpaid balance of the mortgage, or the value of our aggregate assets.

We have established a contingency reserve for one environmental matter as noted in Note 15 of our consolidated financial statements.

Our assets may be subject to impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured.  This evaluation is conducted periodically, but no less frequently than quarterly.  Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset’s estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions.  With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions.  If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the accounting period in which the adjustment is made.  Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

We may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal and local laws in order for our properties to meet requirements related to access and use by physically challenged persons.

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

If GRT fails to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on taxable income at regular corporate income tax rates.  Additionally, unless entitled to relief under certain statutory provisions, GRT would also be disqualified from electing to be treated as a REIT for the four taxable years following the year during which the qualification is lost, thereby reducing net earnings available for investment or distribution to our shareholders because of the additional tax liability imposed for the year or years involved.  Lastly, GRT would no longer be required by the Code to make any dividend distributions as a condition to REIT qualification.  To the extent that dividend distributions to our shareholders may have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain of our investments to pay the applicable tax and as a result defer or eliminate one or more scheduled dividend payments.

Our ownership interests in certain partnerships and other ventures are subject to certain tax risks.

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”).  The tax risks of this type of ownership include possible challenge by the Internal Revenue Service of allocations of income and expense items which could affect the computation of our taxable income, a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, and the possibility of action being taken by tax regulators or the entities themselves could adversely affect GRT’s qualification as a REIT, for example, by requiring the sale by such entity of a property.  We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations).  If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity’s outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have access to other sources of funds necessary to meet our REIT distribution requirements.

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain).  The amount available for distribution will be affected by a number of factors, including the operation of our properties.  We have sold a number of assets and may in the future sell additional selected non-core assets or monetize all or a portion of our investment in our other properties.  The loss of rental income associated with our properties sold will in turn affect net income and FFO.  In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO.  In such a case, it may be necessary to arrange for short or long term borrowings, to sell assets, or to issue common or preferred stock or other securities in order to raise funds, which may not be possible.

Debt financing could adversely affect our performance.

As of December 31, 2010, we had $1.4 billion of total indebtedness outstanding.  As of December 31, 2010, we have borrowed $153.6 million from our $200.0 million secured credit facility.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness secured by properties the maturity of which is accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties.  If we are unable to repay any of our debt at or before maturity, then we may have to borrow from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares or preferred shares and the distributions payable to our shareholders.  Furthermore, we have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our consolidated indebtedness, then we could also be declared in default on our derivative obligations and would be required to settle our derivative obligations under the agreements at their termination value.

Volatility, uncertainty, or instability in the credit markets could adversely affect our ability to fund our development projects and cause us to seek financing from alternative sources.

The state of the credit markets and requirements to obtain credit may negatively impact our ability to access capital or to finance our future expansions of existing properties as well as future acquisitions, development activities, and redevelopment projects.  A prolonged downturn in the credit markets or overly stringent or restrictive requirements to obtain credit may cause us to seek alternative sources of potentially less attractive financing from smaller lending institutions or non-traditional lending entities that may be subject to greater market risk and may require us to adjust our business plan(s) or financing objectives accordingly.  Weakness in the credit markets may also negatively affect the credit ratings of our securities and promote a perceived decline in the value of our properties based on deteriorating general and retail economic conditions which could adversely affect the amount and type of financing available for our properties and operations as well as the terms of such financing.

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

If one or more banks do not meet their funding commitments under our credit facility, then we may be unable to draw sufficient funds under our credit facility for capital to operate our business or other needs and will not be able to utilize the full capacity under the credit facility until replacement lenders are located or one or more of the remaining lenders under the credit facility agrees to fund any shortfall, both of which may be difficult.  Accordingly, for all practical purposes under such a scenario, the borrowing capacity under our credit facility may be reduced by the amount of unfunded bank commitments.  Our inability to access funds under our credit facility for these reasons could result in our deferring development and redevelopment projects or other capital expenditures, not being able to satisfy debt maturities as they become due or satisfy loan requirements to reduce the amounts outstanding under certain loans, reducing or eliminating future cash dividend payments or other discretionary uses of cash, or modifying significant aspects of our business strategy.

Certain of our financing arrangements contain limitations on the amount of debt that we may incur.

Our existing credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2010, the aggregate amount that, based upon the restrictive covenants in the credit facility, may be borrowed through financing arrangements is $44.7 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value, as defined in the credit agreement that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes we are in compliance with all covenants under our financing arrangements at December 31, 2010.

Our ability to borrow and make distributions could be adversely affected by financial covenants.

Our mortgage indebtedness and existing credit facility impose certain financial and operating restrictions on our properties, on our secured subordinated financing, and on additional financings on properties.  These restrictions include restrictions on borrowings, prepayments, and distributions.  Additionally, our existing credit facility requires certain financial tests be met, such as the total amount of recourse indebtedness to which we are permitted to take on, and some of our mortgage indebtedness provides for prepayment penalties, either of which could restrict our financial flexibility.  Our existing credit facility also has payment requirements to reduce the amount that may be outstanding at any one time which could restrict our financial flexibility and liquidity.  Moreover, our failure to satisfy certain financial covenants in our financing arrangements may result in a decrease in the market price of our common or preferred stock which could negatively impact our capital raising strategies.

The state of financial markets could affect our financial condition and results of operations, our ability to obtain financing, or have other adverse effects on us or the market or trading price of our outstanding securities.

Extreme volatility and instability in the U.S. and global equity and credit markets could result in significant price volatility and liquidity disruptions causing the market prices of stocks to fluctuate substantially and the credit spreads on prospective debt financings to widen considerably.  These circumstances could have a significantly negative impact on liquidity in the financial markets, making terms for certain financings less attractive or unavailable to us.  Continued uncertainty in the equity and credit markets will negatively impact our ability to access additional financing at reasonable terms or at all.  In the event of a debt financing, our cost of borrowing in the future will likely be significantly higher than historical levels.  In the case of a common equity financing, the disruptions in the financial markets could continue to have a material adverse effect on the market value of our Common Shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our Common Shares.  These financial market circumstances will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt.  These circumstances have also made it more difficult for us to sell properties (including outparcels) and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing.  There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2010, approximately $202.2 million of our indebtedness bears interest at variable rates.  An increase in interest rates on our existing variable rate indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2010 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually which could impact our earnings and financial results.

We may not be able to effect the proposed amendments to our credit facility.

We are currently negotiating amendments to our existing credit facility to, among other things, increase the borrowing availability and extend the term of the facility an additional year.  As of February 11, 2011, we have received the required level of non-binding commitments from lenders in support of proposed amendments to our credit facility.  The amendments to our credit facility are now subject to the execution of definitive documentation.  There is no assurance that we will be able to effect the proposed amendments.  Failure to effect the proposed amendments to the credit facility could adversely affect our business strategies, operations, liquidity, credit ratings, and cash reserves.  The reduction of the borrowing availability under the corporate credit facility could adversely impact our ability to fund developments, acquisitions, joint venture initiatives, other debt financing, and our overall operations.  In the event that we are unable to fund the payments or fail to satisfy other conditions required to extend the term of our credit facility or refinance the facility at maturity, we would need to repay the balance at maturity which would adversely affect our liquidity and cash reserves.  Moreover, under such circumstances we may be unable to obtain replacement financing for our credit facility at the same amount, at favorable interest rates, or upon favorable financing terms.  Additionally, our failure to secure replacement financing with a term in excess of one year may result in an adverse change in the credit ratings provided for certain of our securities.  Lastly, our inability to find replacement financing for our credit facility also could adversely affect our ability to fund our operations and REIT distribution requirements.

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

The return on our investment in Scottsdale Quarter may be adversely impacted by inherent risks related to financing, new competing developments or operations, and the condition of the local and regional economy.

Our development at Scottsdale Quarter, a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable area, in Scottsdale, Arizona, is our most significant real estate development project at December 31, 2010.  We commenced development of the project and have financed construction through a $220 million construction loan for which we, through the Operating Partnership, provided a limited payment and performance guaranty of 50% of the applicable borrowing availability.  Delays in completing the various phases of the development due to construction, financing, or development difficulties may adversely impact our ability to effectively lease the development because some tenants may have clauses in their leases which permit them to delay opening or payment of lease charges until certain portions of the development or certain other tenants are open and operating.  Leasing delays can also adversely impact our return on our investment, the operation of the development, and its profitability.  Lastly, the development is located in a growing part of the state of Arizona and subject to the economic trends of the area.  If the economic condition of the area materially deteriorates, then the ability of retailers and other tenants to meet their lease obligations due to reduced consumer spending, poor operating results, diminished liquidity, unavailability of inventory financing, or other reasons could decrease the revenue generated by the development or its value which could increase the impairment risk with respect to the property and adversely impact our return on our investment in the development as well as its profitability.

Clauses in leases with certain tenants of our recent development properties, such as Scottsdale Quarter, frequently include reduced rent that can reduce our rents and funds from operations.  As a result, these development properties are more likely to achieve lower returns during their stabilization periods than our development properties historically have.

The leases for a number of the tenants that have opened stores in Scottsdale Quarter include reduced rent from co-tenancy clauses that allow those tenants to pay reduced rent until occupancy reaches certain thresholds and/or certain named co-tenants open stores.  In addition, many office tenants have rent abatement clauses that may delay rent commencement a few months after initial occupancy.  The effect of these clauses is to reduce our rents and FFO while they are applicable. We expect to continue to offer co-tenancy and rent abatement clauses in the future to attract tenants to our development properties.  As a result, our current and future development properties are more likely to achieve lower returns during their stabilization periods than our development properties historically have, which may adversely impact our investment in such developments.

The market value or trading price of our preferred and Common Shares could decrease based upon uncertainty in the marketplace and market perception.

The market price of our common and preferred shares may fluctuate widely as a result of a number of factors, many of which are outside our control or influence.  In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common and preferred shares.  Among the factors that could adversely affect the market price of our common and preferred shares are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•
changes in our FFO, revenue, or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	speculation in the press or investment community;

•	any changes in our distribution or dividend policy;

•	any sale or disposal of properties within our portfolio;

•	any future issuances of equity securities;

•	increases in leverage, mortgage debt financing, or outstanding borrowings;

•	strategic actions by our Company or our competitors, such as acquisitions, joint ventures, or restructurings;

•	general market conditions and, in particular, developments related to market conditions for the real estate industry;

•	proposed or adopted regulatory or legislative changes or developments; or

•	anticipated or pending investigations, proceedings, or litigation that involves or affect us.

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

The decision to declare and pay dividends on our Common Shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Board and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the distribution requirement necessary for us to both maintain our REIT qualification under the Code, and avoid (and/or minimize) the income and/or excise tax liability that we would otherwise incur under the rules applicable to REITs on our taxable income and gain in the event we do not distribute, state law and such other factors as the Board deems relevant.  Under our existing credit facility, distributions on our Common Shares are limited to the greater of $0.40 per Common Share annually or the minimum amount required to maintain REIT status which could result in one or more adjustments in our dividend policy.  Any change to our dividend policy for our Common Shares could have a material adverse effect on the market price of our Common Shares.

The terms of our existing credit facility may prevent us from distributing 100% of our REIT taxable income, which could cause us to be subject to corporate income tax on our undistributed income.

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

Our hedging interest rate protection arrangements may not effectively limit our interest rate risk.

We manage our exposure to interest rate risk by a combination of interest rate protection agreements to effectively fix or cap a portion of our variable rate debt.  Additionally, we refinance fixed rate debt at times when we believe rates and terms are appropriate.  Our efforts to manage these exposures may not be successful.  Our use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations.  Additionally, pending regulatory and legislative initiatives as well as recently imposed requirements on counterparties we transact with may increase the costs and time to negotiate and execute hedging arrangements and therefore negate some or all of the benefits of such transactions.  Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations.  There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition.  The unscheduled termination of these hedging agreements typically involves costs, such as transaction fees or breakage costs.

Our ability to operate or dispose of any partially-owned properties that we may acquire may be restricted.

Our ownership of properties through partnership or joint venture investments may involve risks not otherwise present for wholly-owned properties.  These risks include the possibility that our partners or co-venturers might become bankrupt, might have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy to maintain our qualification as a REIT.  We may need the consent of our partners for major decisions affecting properties that are partially-owned. Joint venture agreements may also contain provisions that could cause us to sell all or a portion of our interest in, or buy all or a portion of our partners’ interests in, such entity or property.  These provisions may be triggered at a time when it is not advantageous for us to either buy our partners’ interests or sell our interest.  Additionally, if we serve as the managing member of a property-owning joint venture, we may have certain fiduciary responsibilities to the other participants in such entity.  There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures; however, covenants of our credit facility limit the amount of capital that we may invest in joint ventures at any one time.

If our Common Stock is delisted from the NYSE because it trades below $1.00 for an extended period of time there could be a negative effect on our business that could significantly impact our financial condition, our operating results, and our ability to service our debt obligations.

Although the per share price of our Common Stock has remained above $1.00 in 2010, if the average per share closing price of our common stock is below $1.00 for 30 consecutive days, our common stock could be delisted from the NYSE.  The threat of delisting our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;

•	eliminating the open market trading of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock; and

•	reducing our ability to attract, retain and motivate our trustees, officers and employees through the use of equity-based compensation and equity incentives.

Our charter and bylaws and the laws of the state of our formation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide shareholders with the opportunity to realize a premium over the then-prevailing market price for our Common Shares.

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

To ensure that GRT will not fail to qualify as a REIT under this test, GRT’s organizational documents authorize the Board to take such action as may be required to preserve GRT’s qualification as a REIT and to limit any person, other than Herbert Glimcher, David Glimcher (only with respect to the limitation on the ownership of outstanding common shares) and any entities or persons approved by the Board, to direct or indirect ownership exceeding:  (i) 8.0% of the lesser of the number or value of GRT’s outstanding shares of beneficial interest (including common and preferred shares), (ii) 9.9% of the lesser of the number or value of the total 8¾% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) outstanding, and (iii) 9.9% of the lesser of the number or value of the total 8⅛% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest  (“Series G Preferred Shares”) outstanding.  Herbert Glimcher and David Glimcher are limited to an aggregate of 25% direct or indirect ownership of common shares outstanding without approval of the Board.  The Board has also granted an exemption to the aforementioned restrictions to Cohen & Steers Capital Management, Inc., permitting it to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares and (ii) up to 14.9% of the lesser of the number or value of the outstanding shares of any other class of the GRT’s equity securities.  The Board has granted an exemption to RREEF America, L.L.C., permitting it to own, directly or indirectly, of record or beneficially (i) up to 600,000 Series F Preferred Shares, (ii) up to 14.9% of the lesser of the number or value of the then issued and outstanding Common Shares, and (iii) up to 14.9% of the lesser of the number or value of the then issued and outstanding shares of any class of GRT’s equity securities other than the Series F Preferred Shares, Common Shares, or any GRT’s equity securities convertible into Common Shares.  The Board has granted an exemption to Neuberger Berman permitting them to own, directly or indirectly, of record or beneficially 608,800 Series G Preferred Shares.  Lastly, the Board has also granted an exemption to The Vanguard Group, Inc, permitting it to own, directly or indirectly, of record or beneficially, subject to certain limitations, up to 14.9% of the lesser of the number or value of the then issued and outstanding Common Shares.

Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2011, 2012 and 2013, respectively.  Each year one class of trustees is elected by GRT’s shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

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

Our executive officers have substantial experience in owning, operating, managing, acquiring and developing shopping centers.  Success depends in large part upon the efforts of these executives, and we cannot guarantee that they will remain with us.  The loss of key management personnel in leasing, finance, legal, construction, development, or operations could have a negative impact on our operations. Additionally, there are generally no restrictions on the ability of these executives to compete with us after termination of their employment.

Inflation or deflation may adversely affect our financial condition and results of operations.

Increased inflation could impact our operations due to increases in construction costs as well as other costs pertinent to our business, including, but not limited to, the cost of insurance and utilities.  These costs could increase at a rate higher than our rents.  Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our percentage rents, where applicable.

Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit.  The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand.  Restricted lending practices could impact our ability to obtain financings or refinancings for our properties and our tenants’ ability to obtain credit.  Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

Item 1B.   Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2010 fiscal year and that remain unresolved.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is 614.621.9000.  In addition, the Company maintains management offices at each of its Malls.

At December 31, 2010, the Company managed and leased a total of 27 Properties in which the Company had an ownership interest (21 wholly-owned and 6 partially owned through joint ventures).  The Properties are located in 14 states as follows:  Ohio (9), West Virginia (3), Arizona (2), California (2), Florida (2), Hawaii (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).

(a)           Malls

Twenty-three of the Properties are Malls that range in size from approximately 420,000 square feet of GLA to 1.6 million square feet of GLA.  Seven of the Malls are located in Ohio and 16 are located throughout the country in the states of California (2), Florida (2), West Virginia (2), Arizona (1), Hawaii (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).  The location, general character and major tenant information are set forth below.

Summary of Operating Malls at December 31, 2010

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Held for Investment Wholly-Owned

Ashland Town Center
Ashland, KY	226,640	192,993	419,633	100.0	97.2	$400	Belk Belk Home Store JCPenney (7) TJ Maxx	01/31/15 01/31/25 07/31/28 05/31/20
Colonial Park Mall
Harrisburg, PA	504,446	236,628	741,074	100.0	90.6	$268	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall, The
Dayton, OH	935,130	482,020	1,417,150	100.0	88.4	$291	Borders Books & Music DSW Shoe Warehouse Elder-Beerman JCPenney Linens N More Macy’s Old Navy Sears	05/31/21 07/31/12 (6) 03/31/16 09/30/20 (6) (15) (6)
Eastland Mall, (“Eastland Ohio”)
Columbus, OH	726,534	272,765	999,299	69.4	94.6	$308	JCPenney (7) Macy’s Sears	01/31/13 (6) (6)
Grand Central Mall
City of Vienna, WV	531,788	314,251	846,039	100.0	93.0	$333	Belk Dunham’s Sports Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/20 01/31/33 09/30/12 01/31/17 09/25/12
Indian Mound Mall
Heath, OH	389,589	167,627	557,216	66.6	87.1	$225	Crown Cinema Elder-Beerman JCPenney Sears (7)	12/31/14 01/31/14 10/31/16 09/23/27

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Jersey Gardens
Elizabeth, NJ	667,374	634,402	1,301,776	100.0	100.0	$625
Bed Bath & Beyond
Burlington Coat Factory
Cohoes Fashions
Daffy’s
Forever 21
Gap Outlet, The
Group USA
H & M
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Modell’s Sporting Goods
Nike Factory Store
Off 5th Saks Fifth Ave
   Outlet
Old Navy
VF Outlet
								01/31/15 01/31/15 01/31/15 01/31/15 01/31/21 01/31/15 12/31/18 01/31/21 11/30/11 11/30/14 12/31/20 01/31/15 01/31/17 11/30/11 10/31/14 05/31/15 08/31/15
Mall at Fairfield Commons, The
Beavercreek, OH	768,284	370,468	1,138,752	100.0	93.5	$329	Dick’s Sporting Goods Elder-Beerman For Her Elder-Beerman Home Store JCPenney Macy’s (7) Sears	01/31/21 01/31/14 01/31/15 10/31/13 01/31/15 10/26/13
Mall at Johnson City, The
Johnson City, TN	393,797	175,110	568,907	100.0	93.7	$397	Belk for Her (7) Belk Home Store Dick’s Sporting Goods Forever 21 JCPenney Sears	10/31/12 06/30/16 01/31/18 08/31/19 09/30/18 03/09/16
Merritt Square Mall
Merritt Island, FL	542,648	265,102	807,750	100.0	78.0	$298	Cobb Theatres Dillard’s JCPenney Macy’s Sears	05/31/24 (6) 07/31/15 (6) (6)
Morgantown Mall
Morgantown, WV	396,361	161,409	557,770	94.8	94.3	$346	Belk Carmike Cinemas Elder-Beerman JCPenney Sears	03/15/14 12/31/24 01/31/16 09/30/15 09/30/15
New Towne Mall
New Philadelphia, OH	360,195	152,131	512,326	92.6	90.1	$252	Elder-Beerman Elder-Beerman Home JCPenney Kohl’s Regal Cinemas Sears Super Fitness Center	01/31/14 01/31/14 09/30/13 01/31/27 03/31/12 10/31/13 02/28/14
Northtown Mall
Blaine, MN	449,182	252,087	701,269	100.0	85.5	$339	Becker Furniture Best Buy Burlington Coat Factory Herberger’s Home Depot (7) LA Fitness	12/31/20 01/31/20 09/30/15 01/31/24 01/31/27 11/30/23

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)

Polaris Fashion Place (14)
Columbus, OH	951,141	618,026	1,569,167	100.0	98.4	$394	Barnes & Noble Booksellers Forever 21 Great Indoors, The JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	01/31/19 03/31/19 (6) (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	316,947	269,942	586,889	74.8	90.2	$288	Dick’s Sporting Goods Elder-Beerman JCPenney Regal Cinemas Sears	01/31/21 02/02/13 09/30/12 12/31/11 10/31/14
Scottsdale Quarter
Scottsdale, AZ	68,726	189,630	258,356	(13)	(13)	$1,664	H&M iPic Theaters	01/31/20 12/31/25
SuperMall of the Great
Northwest Auburn, WA	516,693	416,602	933,295	95.7	83.4	$213	Bed Bath & Beyond Burlington Coat Factory Marshalls Nordstrom Sam’s Club Sports Authority Vision Quest	01/31/18 01/31/16 01/31/12 08/31/15 05/31/19 01/31/16 11/30/18

Weberstown Mall Stockton, CA	602,817	254,788	857,605	100.0	86.5	$360	Barnes & Noble	01/31/14
							Dillard’s JCPenney (7) Sears (7)	(6) 03/31/14 01/31/13
Subtotal – Malls Held for Investment – Wholly-Owned	9,348,292	5,425,981	14,774,273	94.6%	92.0%	$375

Malls Held for Investment – Joint Ventures

Lloyd Center (10)
Portland, OR	713,038	762,690	1,475,728	100.0	95.5	$348	Apollo College Barnes & Noble Lloyd Center Ice Rink (8) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	11/30/18 01/31/12 12/31/14 01/31/12 01/31/16 01/31/14 (6) 01/31/15 (6)
Pearlridge Center (11)
Aiea, HI	438,516	709,102	1,147,618	100.0	100.0	$487	INspiration Integrated Renal Care Longs Drug Store Macy’s Pearlridge Mall Theaters Sears	(6) 01/31/25 02/28/21 08/31/14 11/30/12 06/30/29
Puente Hills Mall (12)
City of Industry, CA	756,050	343,249	1,099,299	94.1	88.3	$212	AMC 20 Theaters Burlington Coat Factory Forever 21 Macy’s Ross Dress for Less Round 1 Sears Spectrum Club Warehouse Furniture Outlet	04/30/17 10/31/13 01/31/19 (6) 01/31/15 08/31/20 (6) 01/31/14 04/30/11

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Feet (4)	Anchors	Lease Expiration (5)
Tulsa Promenade (12)
Tulsa, OK	690,235	236,221	926,456	100.0	85.5	$272	Dillard’s Hollywood Theaters JCPenney Macy’s MDS Realty II, LLC	(6) 01/31/19 03/31/16 (6) (6)(9)
Westshore Plaza (10)
Tampa, FL	769,878	302,013	1,071,891	100.0	96.4	$383	AMC Theatres	01/31/21
							JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	09/30/12 (6) 01/31/16 11/30/18 09/30/17
Subtotal - Malls Held for Investment – Joint Ventures	3,367,717	2,353,275	5,720,992	98.7%	94.9%	$362
Total Mall Portfolio	12,716,009	7,779,256	20,495,265	95.7%	92.8%	$371

(1)	Includes outparcels.
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

(4)	Average 2010 store sales per square foot for in-line stores of less than 10,000 square feet.
(5)	Lease expiration dates do not contemplate or include options to renew.
(6)	The land and building are owned by the anchor store or other third party.
(7)	This is a ground lease by the Company to the tenant. The Company owns the land, but not the building.
(8)	Managed by Ohio Entertainment Corporation, a wholly-owned subsidiary of Glimcher Development Corporation.
(9)	Anchor vacated the store, but continues to pay ancillary charges through the expiration date.
(10)	The Operating Partnership has an investment in this Mall of 40%. The Company is responsible for management and leasing services and receives fees for providing these services.
(11)	The Operating Partnership has an investment in this Mall of 20%. The Company is responsible for management and leasing services and receives fees for providing these services.
(12)	The Operating Partnership has an investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(13)	GLA reported includes only the tenants that are open as of December 31, 2010. Total GLA for the Property will be approximately 600,000 square feet when the development is complete.
(14)	Property consists of both the enclosed regional mall, Polaris Fashion Place, as well as the separate open-air lifestyle center known as Polaris Lifestyle Center.
(15)	Tenant is currently month to month.

(b)           Community Centers

Four of the Properties are Community Centers ranging in size from approximately 18,000 to 443,000 square feet of GLA.  They are located in three states as follows: Ohio (2), Arizona (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2010

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)

Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	43.7	Gabriel Brothers Kmart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH	-	87,378	87,378	N/A	100.0
Polaris Towne Center
Columbus, OH	268,730	174,534	443,264	100.0	91.3	Best Buy Big Lots Jo-Ann, Etc. Kroger OfficeMax Old Navy TJ Maxx	01/31/15 01/31/14 01/31/15 11/30/18 09/30/14 01/31/15 03/31/14
Surprise Town Square (5)
Surprise, AZ	-	17,755	17,755	N/A	51.7

Total	468,917	310,323	779,240	100.0%	86.8%

(1)	Includes outparcels.
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

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2011	693	1,748,258	$38,778,878	16.8%
2012	417	1,877,163	$29,587,335	12.8%
2013	290	1,407,985	$20,927,187	9.1%
2014	220	1,688,937	$22,909,032	9.9%
2015	207	2,118,041	$25,898,941	11.2%
2016	138	1,582,154	$15,076,262	6.5%
2017	145	862,220	$14,762,558	6.4%
2018	118	986,865	$16,548,732	7.2%
2019	116	766,281	$14,422,801	6.3%
2020	96	738,402	$10,776,148	4.7%

The average base rent per square foot for tenants at December 31, 2010 for the Company’s portfolio of Properties (including wholly-owned Properties as well as joint venture Properties) is $6.94 per square foot for anchor stores and $27.30 per square foot for non-anchor stores.

(d)           Significant Properties

Jersey Gardens in Elizabeth, New Jersey, Polaris Fashion Place in Columbus, Ohio (“Polaris”), and Scottsdale Quarter in Scottsdale, Arizona each have a net book value of more than 10% of the Company’s total assets.  Jersey Gardens and Polaris also contribute in excess of 10% of the Company’s consolidated revenue.

(e)           Properties Subject to Indebtedness

At December 31, 2010, 23 of the Properties as listed below, consisting of 21 Malls (16 wholly-owned and 5 partially owned through joint ventures), and 2 Community Centers (one partially owned through a joint venture), were encumbered by mortgages.  The information listed for Joint Venture Properties represents our proportionate ownership share of the encumbered property indebtedness.  In addition, to facilitate the funding of working capital requirements and to finance the acquisition and development of the Properties, the Company has entered into a secured revolving line of credit with several financial institutions which is collateralized with first mortgage liens on four other Properties (2 Malls and 2 Community Centers) having a net book value of approximately $42.4 million, and other assets with a net book value of approximately $33.8 million.  Our unencumbered assets and developments have a net book value of $5.2 million at December 31, 2010.

Various Mortgage Loans

The following table sets forth certain information regarding the mortgages which encumber various Properties.  Except as otherwise stated, all of the mortgages are first mortgage liens on the Properties.  The information is as of December 31, 2010 (dollars in thousands).

	Fixed/
	Variable				Annual
	Interest	Interest	Loan		Debt	Balloon
Encumbered Property/Borrower	Rate	Rate	Balance		Service	Payment	Maturity
Scottsdale Quarter (3)	Fixed	5.94%	$138,179		$8,322	$138,179	05/29/2011	(10)
Northtown Mall	Fixed	6.02%	37,000		$2,258	$37,000	10/21/2011	(4)
Ashland Town Center	Fixed	7.25%	22,413		$2,344	$21,817	11/01/2011
Scottsdale Phase III Land (Senior Loan)	Fixed	5.50%	12,500		$688	$12,500	11/05/2011	(12)
Polaris Lifestyle Center	Fixed	5.58%	23,400		$1,324	$23,400	02/01/2012	(11)
Dayton Mall, The	Fixed	8.27%	51,789		$5,556	$49,864	07/11/2012	(1)
Scottsdale Phase III Land (Junior Loan)	Fixed	6.00%	3,500		$210	$3,500	10/15/2012	(13)
Polaris Fashion Place	Fixed	5.24%	131,581		$9,928	$124,572	04/11/2013
Jersey Gardens	Fixed	4.83%	147,138		$10,424	$135,194	06/08/2014
Mall at Fairfield Commons, The	Fixed	5.45%	101,709		$7,724	$92,762	11/01/2014
SuperMall of the Great Northwest	Fixed	7.54%	55,518		$5,412	$49,969	02/11/2015	(1)
Merritt Square Mall	Fixed	5.35%	56,815		$3,820	$52,914	09/01/2015
SDQ Fee, LLC	Fixed	4.91%	69,838		$4,463	$64,577	10/01/2015
River Valley Mall	Fixed	5.65%	48,784		$3,463	$44,931	01/11/2016
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/2016
Eastland Mall	Fixed	5.87%	41,958		$3,049	$38,057	12/11/2016
Polaris Towne Center	Fixed	6.76%	45,680		$3,584	$39,934	04/01/2020
Mall at Johnson City, The	Fixed	6.76%	54,706		$4,287	$47,768	05/06/2020
Grand Central Mall	Fixed	6.05%	44,799		$3,255	$38,307	07/06/2020
Total fixed rate notes			$1,147,307

Colonial Park Mall	Variable	3.54%	40,000		$1,436	$40,000	04/23/2012	(5)
Morgantown Mall	Variable	3.76%	38,675		$2,166	$38,028	10/13/2011	(6)
Total variable rate notes			$78,675

Total Wholly-Owned Properties:			$1,225,982	(2)

Joint Venture Properties – Pro Rata Share
Tulsa Promenade	Variable	(7)	$15,242		$1,082	$15,242	03/14/2011
Puente Hills Mall	Fixed	3.17%	23,283		$1,661	$22,929	06/01/2011	(9)
Surprise Peripheral	Variable	(8)	2,327		$130	$2,327	10/01/2011
WestShore Plaza	Fixed	5.09%	35,285		$6,508	$33,930	09/09/2012
Lloyd Center	Fixed	5.42%	49,505		$9,456	$46,769	06/11/2013	(14)
Pearlridge Center	Fixed	4.60%	35,000		$1,632	$33,279	11/01/2015
Total Joint Venture Properties – Pro Rata Share			$160,642

(1)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 4 in our Consolidated Financial Statements.
(2)
This total differs from the amounts reported in the financial statements due to $19,000 in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by Topic – 805 “Business Combinations” in the Accounting Standards Codification (“ASC”).

(3)
Beginning in 2010, the Scottsdale Quarter joint venture is being included in the Company’s consolidated results.  It was previously classified as an unconsolidated entity.  The Property has been wholly-owned since October 2010.

(4)	The Company has one, one-year option that would extend the maturity date of the loan to October 21, 2012.
(5)	The Company has one, one-year option that would extend the maturity date of the loan to April 23, 2013.
(6)	The Company has two, one-year options that would extend the maturity date of the loan to October 13, 2013.
(7)	The interest rate is the greater of 7.00% or LIBOR plus 4.00%.
(8)	The interest rate is the greater of 5.50% or LIBOR plus 4.00%.
(9)	The Company has one, one-year option that would extend the maturity date of the loan to June 1, 2012.
(10)	The Company has two, one-year options that would extend the maturity date of the loan to May 29, 2013.
(11)	The Company has one, eighteen month option that would extend the maturity date of the loan to August 1, 2013.
(12)	The Company has two, six month options that would extend the maturity date of the loan to November 5, 2012.
(13)
The maturity date is the earlier of:  (a) commencement of construction on any portion of the Phase III Parcels secured by the loan, (b) the sale or refinancing of all or any portions of the Phase III Parcels secured by the loan, (c) the maturity date of the Scottsdale Phase III Senior Loan, or (d) October 15, 2012.

(14)	Optional prepayment date (without penalty) is shown. Loan matures December 11, 2033.

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

Item 4.   Reserved

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On February 22, 2011, the last reported sales price of the Common Shares on the NYSE was $9.10.  The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2010 and 2009 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period:

			Distributions
Quarter Ended	High	Low	Per Share
March 31, 2010	$5.72	$2.72	$0.10
June 30, 2010	$7.32	$4.50	$0.10
September 30, 2010	$6.93	$5.11	$0.10
December 31, 2010	$9.00	$6.12	$0.10

March 31, 2009	$3.75	$0.93	$0.10
June 30, 2009	$3.90	$1.28	$0.10
September 30, 2009	$4.51	$2.41	$0.10
December 31, 2009	$3.76	$2.21	$0.10

For 2010 and 2009, the Common Share dividend declared in December and paid in January will be reported in the 2011 and 2010 tax years, respectively.

(b)	Holders

The number of holders of record of the Common Shares was 816 as of February 22, 2011.

(c)           Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the GRT Board of Trustees and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the GRT Board of Trustees deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2010, 2,100,000 Common Shares were authorized, of which 413,306 Common Shares have been issued.

Item 6.   Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$274,772	$308,425	$319,725	$302,900	$292,993
Operating income	$78,357	$88,913	$99,750	$102,605	$106,148
Interest expense	$78,834	$80,045	$82,276	$87,940	$82,166
(Loss) gain on disposition of properties, net	$(215)	$(288)	$1,244	$47,349	$1,717
Income from continuing operations	$745	$5,267	$17,943	$16,447	$25,879
Net income (loss) attributable to Glimcher Realty Trust	$5,853	$4,581	$16,769	$38,357	$(77,165)
Preferred share dividends	$22,236	$17,437	$17,437	$17,437	$17,437
Net (loss) income available to common shareholders	$(16,383)	$(12,856)	$(668)	$20,920	$(94,602)
(Loss) income from continuing operations per share common (diluted)	$(0.21)	$(0.25)	$0.01	$(0.02)	$0.21
Per common share data: (Loss) earnings per share (diluted)	$(0.22)	$(0.28)	$(0.02)	$0.56	$(2.55)
Distributions (per common share)	$0.4000	$0.4000	$1.2800	$1.9232	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,688,199	$1,669,761	$1,761,033	$1,710,003	$1,773,805
Total assets	$1,792,348	$1,849,912	$1,876,313	$1,830,947	$1,891,252
Total long-term debt	$1,397,312	$1,571,897	$1,659,953	$1,552,210	$1,576,886
Total equity	$331,767	$207,414	$130,552	$189,090	$227,007

Other Data:
Cash provided by operating activities (in thousands)	$70,751	$96,047	$93,706	$102,656	$96,230
Cash (used in) provided by investing activities (in thousands)	$(162,910)	$(42,651)	$(127,954)	$65,895	$(108,911)
Cash provided by (used in) financing activities (in thousands)	$16,397	$13,877	$29,835	$(158,155)	$16,611
Funds from operations (2) (in thousands)	$58,105	$69,618	$83,126	$55,395	$(25,502)
Number of Properties (3) (4)	27	25	27	27	30
Total GLA (in thousands) (3) (4)	21,275	19,863	21,694	21,598	24,740
Occupancy rate % (3)	94.6%	93.3%	92.8%	95.2%	92.8%

(1)	Operating data for the years ended December 31, 2009, 2008, 2007 and 2006 are restated to reflect the reclassification of properties held-for-sale and discontinued operations.
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

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2010 includes 5.7 million square feet of GLA (6 Properties); 2009 includes 2.0 million square feet of GLA (3 Properties); 2008 includes 2.1 million square feet of GLA (3 Properties); 2007 includes 2.1 million square feet of GLA (2 Properties); and 2006 includes 2.1 million square feet of GLA (2 Properties).

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GRT is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”) and community shopping centers (“Community Centers”).  As of December 31, 2010, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.3 million square feet of gross leasable area (“GLA”) of which approximately 94.6% was occupied at December 31, 2010.

Our primary business objective is to achieve growth in net income and Funds From Operations (“FFO”) by developing and acquiring retail properties, improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties, maintaining high occupancy rates, increasing minimum rents per square-foot of GLA, and aggressively controlling costs.

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

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate taxes, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  Final billings to tenants for CAM, real estate taxes, utilities and insurance in 2009 and 2008, which were billed in 2010 and 2009, respectively, did not vary significantly as compared to the estimated receivable balances.  If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2010 differs from actual amounts billed by 1%, the amount of income recorded during 2010 would increase or decrease by approximately $913,000.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets as required by Topic 360 - “Property, Plant and Equipment” in the Accounting Standards Codification (“ASC”).  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not reasonably assured.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows from the use and eventual disposition of the property are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each Property that has material reductions in occupancy levels and/or net operating income performance and conducts a detailed evaluation of the Properties.  The evaluations consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties as well as recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment. If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  The results of operations of these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.  On December 31, 2010, no Properties were classified as held-for-sale.

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

The aggregate value of other acquired intangible assets include tenant relationships.  Factors considered by management in assigning a value to these relationships include assumptions of the probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located.  The value assigned to this intangible asset is amortized over the estimated life of the relationships.

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

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both an operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Consolidated Statement of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the property.  Cash distributed that does not exceed the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the property is classified in the Company’s Consolidated Statement of Cash Flows as cash received from an investing activity.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.   Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.  No impairment charges were recognized during the year ended December 31, 2010 relating to our investment in unconsolidated real estate entities.

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

The Company accounts for derivative instruments and hedging activities by following ASC Topic 815 - “Derivative and Hedging.”  The objective is to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under this guidance; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative; whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under Topic 815 - “Derivatives and Hedging” in the ASC.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net loss to common shareholders	$(16,383)	$(12,856)	$(668)
Add back (less):
Real estate depreciation and amortization	67,548	78,935	79,603
Pro-rata share of consolidated joint venture depreciation	(1,337)	-	-
Equity in (income) loss of unconsolidated entities	(31)	3,191	709
Pro-rata share of unconsolidated entities funds from operations	9,331	2,363	4,726
Noncontrolling interest in Operating Partnership	(691)	(821)	-
Gain on the disposition of real estate assets, net	(332)	(1,194)	(1,244)
Funds from operations	$58,105	$69,618	$83,126

FFO – Comparison of Year Ended December 31, 2010 to December 31, 2009

FFO decreased by $11.5 million, or 16.5%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  During the year ended December 31, 2010, we received $19.8 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and the write off of a notes receivable.  This decrease was primarily a result of the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and the related sale of a 60% interest in that entity to an affiliate of The Blackstone Group® (“Blackstone”) in connection with the formation of a new joint venture (the “Blackstone Venture”) late in the first quarter of 2010.  We also incurred an additional $4.8 million in preferred share dividends as a result of the secondary public offering of 3.5 million 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) during the second quarter of 2010.  Finally, during the year ended December 31, 2009, we recorded a $1.6 million gain on the embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, we recorded this decrease in fair value and recorded a gain of $1.6 million in connection with making this adjustment.

Offsetting these decreases to FFO, we experienced an increase in our proportionate share of FFO from our unconsolidated entities of $7.0 million.  This increase was primarily due to our share of the Blackstone Venture.  Also, during 2009, we incurred approximately $3.6 million in impairment losses.  These losses were primarily driven by a $3.4 million non-cash impairment loss attributed to the recorded carrying value of the undeveloped land in Vero Beach, Florida referenced above.  We did not record any impairment losses during the year ended December 31, 2010. During 2009 we incurred a $5.0 million charge to fully reserve against the note receivable we received as part of the consideration in connection with our $144.0 million sale of University Mall, located in Tampa, Florida, in July 2007.  No such charges were incurred in the year ended December 31, 2010.  Lastly, we incurred $1.2 million less in interest expense.  This decrease can be attributed to the conveyance of Lloyd and WestShore to the Blackstone Venture and the decrease in the Credit Facility balance resulting from the net proceeds generated from the preferred and common stock offerings completed during 2009 and 2010.  Offsetting these decreases to interest expense were higher borrowing costs resulting from the LIBOR floor that was implemented when the Credit Facility was amended in March 2010.

FFO – Comparison of Year Ended December 31, 2009 to December 31, 2008

FFO decreased by $13.5 million, or 16.3%, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Contributing to the decrease was an $8.2 million reduction in minimum rents.  A large portion of the decrease was attributable to tenant bankruptcies and vacating tenants throughout our portfolio due primarily to the difficult economic environment nationally and within the regions where the Company operates.  Also contributing to the minimum rent decrease was a $1.4 million reduction in lease termination income.  We also incurred a $5.0 million charge to fully reserve against the note receivable we received as part of the consideration in connection with the sale of University Mall in July 2007 referenced above.  Lastly, we incurred a $3.4 million non-cash impairment loss attributed to the recorded carrying value of our undeveloped land in Vero Beach, Florida.

Offsetting these decreases to FFO, we incurred $2.2 million less in interest expense.  The majority of this decrease can be attributed to a significant reduction in our average borrowing rate.  We also received $1.8 million more in interest income.  This increase in interest income can be attributed to our preferred interest relating to Scottsdale Quarter, our open-air lifestyle center located in Scottsdale, Arizona (“Scottsdale Quarter”).  Lastly, during the year ended December 31, 2009, we recorded a $1.6 million gain on the embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, we recorded this decrease in fair value and recorded a gain of $1.6 million in connection with making this adjustment.

Results of Operations - Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Total revenues decreased 10.9%, or $33.7 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Of this amount, minimum rents decreased $19.2 million, percentage rents decreased $861,000, tenant reimbursements decreased $10.9 million, and other income decreased $2.7 million.

Minimum Rents

Minimum rents decreased 10.4%, or $19.2 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  During the year ended December 31, 2010, we experienced a decrease in minimum rents of $25.1 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease, we experienced increases in minimum rents from our Malls throughout our portfolio totaling $5.9 million.  Of this amount, $3.0 million can be attributed to the consolidation of Scottsdale Quarter.

Percentage Rents

Percentage rents decreased by $861,000, or 15.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  During the year ended December 31, 2010, we experienced a decrease in percentage rents of $672,000 attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Tenant Reimbursements

Tenant reimbursements decreased 11.8%, or $10.9 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The conveyance of both Lloyd and WestShore to the Blackstone Venture caused an $11.1 million decrease in tenant reimbursement revenue. Offsetting this decrease were increases in tenant reimbursements from our remaining Properties totaling $275,000.  This increase is primarily attributable to higher recoverable operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other Revenues

Other revenues decreased 10.7%, or $2.7 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$9,261	$10,737	$(1,476))
Outparcel sales	-	1,675	(1,675)
Sale of an operating asset	547	1,482	(935))
Sponsorship income	2,025	1,971	54
Fee and service income	6,272	4,655	1,617
Other	4,683	5,007	(324)
Total	$22,788	$25,527	$(2,739)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $1.5 million decrease in licensing agreement income in 2010.  Of this decrease, $1.6 million can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate increase of $77,000.  During the year ended December 31, 2009, we sold two outparcels for $1,675,000.  There were no outparcel sales for the year ended December 31, 2010.  We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture.  During 2009, we sold a medical office building at Grand Central Mall, located in City of Vienna, West Virginia, for approximately $4.6 million net of costs of $3.1 million for a gain of approximately $1.5 million.  Fee and service income increased $1.6 million during the year ended December 31, 2010 compared to the same period ended December 31, 2009.  This increase primarily relates to services provided at both Lloyd and WestShore.

Expenses

Total expenses decreased 10.5%, or $23.1 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Property operating expenses decreased $7.3 million, real estate taxes decreased $2.6 million, the provision for doubtful accounts decreased $2.1 million, other operating expenses increased $2.6 million, depreciation and amortization decreased $11.4 million, general and administrative costs increased $1.2 million and impairment losses decreased by $3.4 million.

Property Operating Expenses

Property operating expenses decreased $7.3 million, or 11.3%, for the year December 31, 2010 compared to the year ended December 31, 2009.  We experienced a decrease of $10.5 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was the additional $1.8 million of property operating expenses associated with the consolidation of Scottsdale Quarter in 2010.

Real Estate Taxes

Real estate taxes decreased $2.6 million, or 7.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009.  We experienced a decrease of $3.8 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  This decrease was partially offset by taxes attributable to Scottsdale Quarter which is now included in our consolidated results, as well as increases in real estate taxes at Jersey Gardens and The Dayton Mall.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.8 million for the year ended December 31, 2010 compared to $5.8 million for the year ended December 31, 2009.  The provision represents 1.4% and 1.9% of total revenues for the year ended December 31, 2010 and 2009, respectively.  We experienced a $747,000 reduction in the provision for doubtful accounts as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining improvement relates primarily to lower tenant bankruptcy activity and other tenant credit issues for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other Operating Expenses

Other operating expenses increased 26.4%, or $2.6 million, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  During the year ended December 31, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter.  The ground lease expense for Scottsdale Quarter relates to the period January 1, 2010 through September 8, 2010.  We purchased the fee simple interest in Scottsdale Quarter on September 9, 2010.  Of this expense, $1.6 million relates to non-cash straight-line adjustments.  Additionally, we incurred $1.4 million more in costs to provide services to our unconsolidated joint ventures during the year ended December 31, 2010 as compared to the same period ending December 31, 2009.  Offsetting these increases, we incurred $1.1 million in expenses associated with the sale of outparcels during the year ended December 31, 2009.  There were no costs associated with the sale of outparcels for the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased for the year ended December 31, 2010 by $11.4 million, or 14.1%, as compared to the same period ended December 31, 2009.  We experienced an $10.7 million decrease in depreciation and amortization attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during 2009, we wrote off improvements related to vacating tenants primarily to the 2009 bankruptcy of one of our major tenants.  Offsetting these decreases was a $4.4 million increase associated with the consolidation of Scottsdale Quarter in 2010.

General and Administrative

General and administrative expenses were $19.5 million and $18.3 million for the years ended December 31, 2010 and 2009, respectively.  The increase in expenses can be attributed to the reinstatement of salaries and trustees’ fees that were reduced during 2009 as part of our corporate cost saving initiatives.  Also, we incurred increased information technology costs due to the addition of new positions as well as higher software costs.  Lastly, in 2010 we incurred due diligence costs relating to the joint venture acquisition of Pearlridge Center in Aiea, Hawaii.

Impairment Loss – Real Estate Assets, Continuing Operations

During the fourth quarter of 2009, as part of our normal quarterly review, we recognized a $3.4 million non-cash impairment charge on land owned in Vero Beach, Florida.  We determined that it was unlikely that the land would be developed.   As land values have declined in Florida, we assessed comparable land values through an independent appraisal.  This value was used to determine the impairment adjustment.  We are not currently committed to sell the land.

Interest Income

Interest income decreased 59.4%, or $1.7 million, for the year ended December 31, 2010 compared with interest income for the year ended December 31, 2009.  This decrease is primarily attributed to interest earned on preferred contributions made to the then existing joint venture between Glimcher Kierland Crossing, LLC (“Kierland”), an affiliate of GPLP, and WC Kierland Crossing, LLC, an affiliate of the Wolff Company (“Wolff”) that owned Scottsdale Quarter (the “Scottsdale Venture”).  The parties conducted the operations of the Scottsdale Venture through a limited liability company (“LLC Co.”).  During the year ended December 31, 2009, the Scottsdale Venture was recorded as an unconsolidated joint venture.  As of January 1, 2010, we consolidated Scottsdale Venture resulting in the elimination of this inter-company interest income.  In addition, the joint venture interest of our joint venture partner was acquired in the fourth quarter of 2010 terminating the joint venture.

Interest Expense/Capitalized Interest

Interest expense decreased 1.5%, or $1.2 million, for the year ended December 31, 2010.  The summary below identifies the decrease by its various components (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,413,555	$1,601,615	$(188,060)
Average rate	5.79%	5.11%	0.68%

Total interest	$81,845	$81,843	$2
Amortization of loan fees	6,488	2,660	3,828
Capitalized interest and other expense, net	(9,499)	(4,458)	(5,041)
Interest expense	$78,834	$80,045	$(1,211)

The decrease in interest expense was primarily attributable to a significant decrease in the average loan balance which offset an increase in average borrowing costs.  The average loan balance decreased in 2010 compared to 2009 due to the conveyance of debt to the Blackstone Venture as well as reductions to outstanding borrowings on our existing corporate credit facility (the “Credit Facility”) resulting from proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture, the April Offering (as defined below) and the July Offering (as defined below).  These decreases were partially offset by an increase in the average loan balance due to the consolidation of the Scottsdale Venture in 2010.  The Company’s average borrowing costs increased as a result of the LIBOR floor that was implemented when the Credit Facility was amended in March 2010.  The increase in loan fee amortization was driven by the consolidation of the Scottsdale Venture, fees related to the Credit Facility, and other deferred financing fees.  The increase in capitalized interest was due to the consolidation of the Scottsdale Venture.

Other Expenses, Net

During the year ended December 31, 2009, Other expenses, net were $3.3 million.  As part of our normal quarterly review, we received information pertaining to the $5.0 million note receivable that was part of the consideration received in connection with the $144.0 million sale of University Mall in 2007.  This information indicated that the financial condition of the note’s issuer, the University Mall buyer, made collection of the note unlikely. Accordingly, we reserved the entire amount of the note.  Offsetting this expense was the recognition of a $1.6 million gain on an embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, the Company recorded this decrease in fair value and recorded a gain of $1.6 million when it made this adjustment.  There was no activity of this type in the year ended December 31, 2010.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net contains results from our investments in Puente Hills Mall (“Puente”), Tulsa Promenade (“Tulsa”), and Surprise Town Square (“Surprise”).  The results for Scottsdale Quarter are included from January 1, 2009 through December 31, 2009.  The results of Lloyd and WestShore are also included for the period of March 26, 2010 through December 31, 2010. Lastly, the results from Pearlridge Center are included from November 1, 2010 through December 31, 2010.  Net income (loss) from unconsolidated entities was $41,000 and $(6.3) million for the year ended December 31, 2010 and 2009, respectively.  Our proportionate share of the income (loss) was $31,000 and $(3.2) million for the years ended December 31, 2010 and 2009, respectively. The improvement in performance can be primarily attributed to the addition of Lloyd and WestShore as unconsolidated entities during 2010.

Discontinued Operations

Total revenues from discontinued operations were $(7,000) for the year ended December 31, 2010 compared to $3.4 million during the year ended December 31, 2009.  The net loss from discontinued operations during the year ended December 31, 2010 and 2009 was $150,000 and $1.0 million, respectively.  This variance in income can be primarily attributable to disposal activity.  During the year ended December 31, 2010, we recorded a $215,000 loss on the disposition of a property that was sold in a prior period.  During the year ended December 31, 2009, we experienced a $288,000 loss on the disposal of a property and a $183,000 impairment loss.  These items relate to the divesture of Eastland Mall in Charlotte, North Carolina as well as The Great Mall of the Great Plains (“Great Mall”).

Allocation to Noncontrolling Interests

The allocation of the loss to noncontrolling interests was $5.5 million and $821,000 for the years ended December 31, 2010 and 2009, respectively.  Of the $5.5 million allocation, $4.8 million represents 50% of the net loss from the Scottsdale Venture that was allocated to our noncontrolling joint venture partner for activity during the period January 1, 2010 through October 14, 2010.   The loss in the Scottsdale Venture is driven primarily by our pro-rata share of non-cash items including $1.4 million of depreciation expense and $796,000 of straight-line expense associated with the ground lease as well as interest expense of $2.2 million.

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

Minimum Rents

Minimum rents decreased 4.2%, or $8.2 million, for the year ended December 31, 2009 compared with minimum rents for the year ended December 31, 2008.  Of this amount, $6.8 million is primarily attributed to rent relief granted to tenants throughout the year and lost rents due to an overall decrease in occupancy following tenant bankruptcies occurring throughout our portfolio.  These decreases are related to the difficult economic environment nationally and within the regions where the Company operates.  We also received $1.4 million less in income from lease terminations.

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

Other Revenues

Other revenues decreased 10.2%, or $2.9 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2009	2008	Inc. (Dec.)
Licensing agreement income	$10,737	$10,482	$255
Outparcel sales	1,675	6,060	(4,385)
Sale of an operating asset	1,482	-	1,482
Sponsorship income	1,971	1,883	88
Fee and service income	4,655	5,291	(636)
Other	5,007	4,702	305
Total	$25,527	$28,418	$(2,891)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the year ended December 31, 2009, we sold two outparcels for a total of $1.7 million, and during 2008, we sold three outparcels for a total of $6.1 million.  Fee and service income decreased by $636,000 during the year ended December 31, 2009 compared to the year ended December 31, 2008.  This income includes property management fees, development fees, and loan guarantee fees we earned relating to the Scottsdale Venture.

Expenses

Total expenses decreased 0.2%, or $463,000, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Property operating expenses decreased $1.4 million, real estate taxes increased $1.4 million, the provision for doubtful accounts decreased $69,000, other operating expenses decreased $4.0 million, depreciation and amortization decreased $734,000, general and administrative costs increased $876,000, and we recognized a $3.4 million non-cash impairment loss in 2009.

Property Operating Expenses

Property operating expenses decreased 2.2%, or by $1.4 million, for the year ended December 31, 2009 compared to the year ended December 31, 2008.  This decrease is seen throughout our portfolio at numerous locations and is a result of our cost saving initiatives implemented during the year ended December 31, 2009.

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

Other Operating Expenses

Other operating expenses decreased 28.8%, or $4.0 million, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, resulting primarily from a $4.0 million decrease in outparcel sales expense.  During the year ended December 31, 2008, we incurred $5.2 million in outparcel sales expense.  Of this amount, $4.9 million related to an outparcel sale at Jersey Gardens. During the year ended December 31, 2009, we incurred $1.1 million of outparcel sales expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $734,000, or 0.9%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

General and Administrative

General and administrative expenses were $18.3 million and represented 5.9% of total revenues for the year ended December 31, 2009 as compared to $17.4 million of general and administrative expenses which represented 5.5% of total revenues for the year ended December 31, 2008.  During the year ended December 31, 2008, we reversed stock compensation expense relating to performance share awards granted under the 2007 Long Term Incentive Plan (“LTIP”) for Senior Executives in the amount of $555,000 which did not occur during the year ended December 31, 2009 because no awards under the LTIP were made.  Also, we incurred increases in local income taxes and increased corporate related insurance costs for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Offsetting these increases was an overall reduction to salaries and wages implemented during the year ended December 31, 2009 as part of our cost saving initiatives.

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

Interest Income

Interest income increased 149.1%, or $1.8 million, for the year ended December 31, 2009 compared with interest income for the year ended December 31, 2008.  This increase is primarily attributed to interest earned on preferred contributions made in connection with construction activities related to Scottsdale Quarter during 2009 as compared to 2008.

Interest Expense/Capitalized Interest

Interest expense decreased 2.7%, or $2.2 million, for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  The summary below identifies the decrease by its various components (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	Inc. (Dec.)
Average loan balance	$1,601,615	$1,560,415	$41,200
Average rate	5.11%	5.53%	(0.42)%

Total interest	$81,843	$86,291	$(4,448)
Amortization of loan fees	2,660	1,990	670
Capitalized interest and other expense, net	(4,458)	(6,005)	1,547
Interest expense	$80,045	$82,276	$(2,231)

The decrease during fiscal year 2009 in interest expense was primarily due to a significant decrease in borrowing costs compared to 2008.  The decrease in interest rates was partially offset by a higher average loan balance created by our funding of capital improvements and redevelopments.  In addition, “Capitalized interest” during 2009 is lower than 2008 due to a number of significant redevelopment projects that opened during 2009.

Other Expenses, Net

During the year ended December 31, 2009, Other expenses, net were $3.3 million.  As part of our normal quarterly review, we received information pertaining to the $5.0 million note receivable that was part of the consideration received in connection with the $144.0 million sale of University Mall in 2007.  This information indicated that the financial condition of the note’s issuer, the University Mall buyer, made collection of the note unlikely.  Accordingly, we reserved the entire amount of the note.  Offsetting this expense was the recognition of a $1.6 million gain on an embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, the Company recorded this decrease in fair value and recorded a gain of $1.6 million when it made this adjustment.  No such expenses were incurred in the year ended December 31, 2008.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

The net loss from joint ventures contains results from our investments in Puente, Tulsa, Surprise, and Scottsdale Quarter.  Net loss from unconsolidated entities was $6.3 million and $1.4 million for the year ended December 31, 2009 and 2008, respectively.  Our proportionate share of the loss was $3.2 million and $709,000 for the year ended December 31, 2009 and 2008, respectively.  We experienced decreases in minimum rents, percentage rents, and tenant reimbursements during the year ended December 31, 2009 compared to the year ended December 31, 2008.  We also incurred an increase in the provision for doubtful accounts.  All of these decreases can be attributed to declining occupancy rates at our Properties and the increase in the number of tenant bankruptcies due to the poor national and regional economy.

Discontinued Operations

Total revenues from discontinued operations were $3.4 million for the year ended December 31, 2009 compared to $12.0 million during the year ended December 31, 2008.  The net loss from discontinued operations during the year ended December 31, 2009 and 2008 was $1.0 million and $2.4 million, respectively.  This variance in income can be primarily attributable to disposal activity.  During the year ended December 31, 2009, we experienced a $288,000 loss on the disposal of a Property as well as a $183,000 impairment loss.  These items relate to the divesture of Eastland Mall in Charlotte, North Carolina as well as Great Mall.  During the year ended December 31, 2008, we recorded a $1.2 million gain on the disposition of Properties.  This gain was primarily driven by the sale of Knox Village Square, a non-strategic Community Center in Mount Vernon, Ohio.

Liquidity and Capital Resources

Liquidity

Our short-term (less than one year) liquidity requirements include recurring operating costs, capital expenditures, debt service requirements, and dividend requirements for our preferred shares, Common Shares of Beneficial Interest (“Common Shares” or “Common Stock”) and units of partnership interest in the Operating Partnership (“OP Units”).  We anticipate that these needs will be met primarily with cash flows provided by operations.

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects.  Management anticipates that net cash provided by operating activities, the funds available under our Credit Facility, construction financing, long-term mortgage debt, contributions from strategic joint venture partnerships, issuance of preferred shares and additional Common Shares, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.  Our business strategy includes focusing on possible growth opportunities such as: pursuing strategic investments and acquisitions, including joint venture opportunities, property acquisitions and development projects.  Also as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving capital and debt markets, we have focused over the past 12 to 18 months on addressing our near term debt maturities.  In March 2010, GPLP completed amendments to its previous $470 million unsecured credit facility (the “Prior Facility” and together with the Credit Facility, the “Facilities”).  Following the amendments, our current Credit Facility is partially secured with two one-year extension options to extend the term of the Credit Facility beyond its December 2010 maturity date subject to the satisfaction of certain conditions. In October 2010, the Company exercised one extension option to extend the maturity date of the Credit Facility for an additional period of one year to December 13, 2011.  The second one-year extension option remains available. The Credit Facility amendments also provided for a conditional reduction of the initial borrowing availability and three scheduled reductions.  Following the completion of certain capital raising events during 2010, the Company was able to permanently reduce the Credit Facility’s borrowing availability to $200 million.  The Credit Facility is secured by perfected first mortgage liens with respect to two of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  The interest rate for the Credit Facility is LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Credit Facility contains customary covenants, representations, warranties and events of default.  In April 2010, we amended the Credit Facility to modify the calculation used to determine fixed charges.  Under this modification, the calculation of fixed charges excludes dividends on perpetual preferred stock issued in April in excess of the first $50 million of gross proceeds from such issuance.  During the third quarter of 2010, the Credit Facility was modified to permit the Company to purchase land at Scottsdale Quarter and the maximum recourse limit was reduced from 27.5% to 25.0%.  During the fourth quarter of 2010, the Credit Facility was further modified to permit the Company to purchase additional development property known as Phase III (the “Phase III Parcels”) located adjacent to Scottsdale Quarter.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of December 31, 2010.

The Company is in discussions with the participating banks in the Credit Facility to extend the term and modify certain provisions of the Credit Facility.  We expect to complete the modification during the first quarter of 2011.  This modification will increase availability to $250 million, enhance flexibility of certain terms, and lower borrowing costs through the elimination of the 1.5% LIBOR floor.

In March 2010, we completed a $46.0 million mortgage loan secured by our Polaris Towne Center, located in Columbus, Ohio.  We used $38.6 million of the loan proceeds to repay all of the outstanding balance on the existing mortgage loan on Polaris Towne Center that was scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Credit Facility.  During April 2010, we completed a $55.0 million mortgage loan secured by The Mall at Johnson City, located in Johnson City, Tennessee.  We used $37.1 million of the loan proceeds to pay the cost of the defeasance of the existing mortgage loan on The Mall at Johnson City that was also scheduled to mature on June 1, 2010 with the remainder of the proceeds being used to reduce outstanding borrowings on the Credit Facility.  During June 2010, we completed a $45.0 million mortgage loan secured by Grand Central Mall, located in City of Vienna, West Virginia.  We used $39.3 million of the loan proceeds to repay all of the outstanding balance of the existing mortgage on Grand Central Mall that was scheduled to mature on February 1, 2012 with the remainder being used to reduce outstanding borrowings on the Credit Facility.  On September 9, 2010, we borrowed $70.0 million to complete our purchase of the fee interest in the underlying real estate of Scottsdale Quarter (“Scottsdale Fee Loan”).  In October 2010, we assumed an existing $12.5 million senior mortgage loan and obtained $3.5 million of seller financing in connection with completing the purchase of the Phase III Parcels at Scottsdale Quarter.

During June of 2010, the joint venture between GPLP and an affiliate of Oxford Properties Group (“Oxford”), in which GPLP owns a 52% economic interest and Oxford owns the remaining 48% interest and owns and operates both Puente and Tulsa (the “ORC Venture”), exercised the first of two one-year extension options available for a loan on the real estate relating to Puente, which was scheduled to mature in June 2010.  Our pro-rata share of the debt for Puente is approximately $23.3 million.

In November 2010, we purchased Pearlridge Center located in Aiea, Hawaii through a joint venture with an affiliate of Blackstone in which GPLP owns a 20% economic interest and the Blackstone affiliate owns the remaining 80% economic interest (the“Pearlridge Venture”).  In connection with this purchase, the Pearlridge Venture borrowed $175.0 million.  Our pro-rata share of the debt for Pearlridge Center is approximately $35.0 million.

GRT also completed a number of underwritten secondary public securities offerings during 2009 through the first quarter of 2011, the proceeds of which were used to reduce the outstanding principal amount under the existing Credit Facility.  On September 22, 2009, we completed an underwritten secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, (the “September Offering”).  The net proceeds to GRT from the September Offering, after deducting underwriting commissions, discounts and offering expenses, were approximately $109 million.  On April 28, 2010, we completed an underwritten public offering of an additional 3,500,000 shares of GRT’s Series G Preferred Shares at a price of $21.51 per share (the “April Offering”).  The Series G Preferred Shares have a liquidation preference of $25.00 per share and are redeemable for cash, plus accrued and unpaid distributions, at any time at the option of GRT.  The Series G Preferred Shares have no stated maturity, sinking fund or mandatory redemption and are not convertible into any other securities of GRT.  The net proceeds to GRT from the April Offering, after deducting underwriting commissions, discounts, and offering expenses were approximately $72.6 million.  On July 30, 2010, we completed an underwritten public offering of 16,100,000 Common Shares at a price of $6.25 per share (the “July Offering”).  The net proceeds to GRT from the July Offering, after deducting underwriting commissions, discounts, and offering expenses were approximately $96 million.  On January 11, 2011, we completed an underwritten public offering of 14,822,620 Common Shares at a price of $8.30 per share (the “January Offering”).  The net proceeds to GRT from the January Offering, after deducting underwriting commissions, discounts, and offering expenses were approximately $116.7 million.

On March 26, 2010, we formed the Blackstone Venture. In forming the Blackstone Venture, GPLP, by and through a subsidiary (the “GPLP Member”), initially contributed its entire ownership interest in WestShore and Lloyd (the “GPLP Contribution”) to a wholly-owned limited liability company (the “Venture Company”) that would eventually conduct the operations of the Blackstone Venture.  Following the completion of the GPLP Contribution and in connection with finalizing the Blackstone Venture, Blackstone and the GPLP Member executed an Agreement of Purchase and Sale, and an operating agreement for the Venture Company pursuant to which the GPLP Member sold sixty percent (60%) of its membership interest in the Venture Company to Blackstone in exchange for sixty percent (60%) of the net asset value of Lloyd and WestShore, with the GPLP Member retaining the remaining 40% membership interests  in  the Venture Company.  The net proceeds generated from this transaction, totaling approximately $60 million, were used to reduce the amount outstanding under our Credit Facility.

Based on the Company’s share of total consolidated debt (exclusive of our pro-rata share of joint venture debt) and the market value of our Common Shares, the Company’s total-debt-to-total-market capitalization was 57.8% as of December 31, 2010, compared to 79.6% at December 31, 2009, which is within our targeted range of 50–60%.  With the recent fluctuations in our Common Share price similar to that of other REITs, we also look at other metrics to assess overall leverage levels.

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

Capital Resource Availability

In 2008, we filed a universal shelf registration statement on Form S-3 that was declared effective on January 29, 2009.  This registration statement permitted us to engage in offerings of up to $400 million aggregate principal amount of debt securities, preferred shares and Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing, including the September Offering, the April Offering, the July Offering, and the January Offering described above.  As of the date of this report, the capacity under this registration statement has been fully utilized.  We intend to file a new automatically effective universal shelf registration statement on Form S-3 to replace our existing shelf registration statement, which will provide us with additional flexibility to conduct subsequent registered debt or equity offerings.

At a special meeting of our shareholders held in June 2010, holders of our Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 100,000,000 to 150,000,000.

At December 31, 2010, the aggregate borrowing availability on the Credit Facility was $200.0 million and the outstanding balance was $153.6 million.  Additionally, $1.8 million represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2010, the unused balance of the Credit Facility available to the Company was $44.6 million and the average interest rate on the outstanding balance was 5.58% per annum.

At December 31, 2010, our Credit Facility was collateralized with first mortgage liens on four Properties having a net book value of approximately $42.4 million, and other assets with a net book value of approximately $33.8 million.  Our mortgage notes payable were collateralized with first mortgage liens on seventeen of our Properties having a net book value of approximately $1,448.6 million.  We have other corporate assets that have a net book value of approximately $5.2 million.

Cash Activity

For the Year Ended December 31, 2010

Net cash provided by operating activities was $70.8 million for the year ended December 31, 2010.  (See also “Results of Operations - Year Ended December 31, 2010 compared to Year Ended December 31, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash used in investing activities was $162.9 million for the year ended December 31, 2010.  We spent $199.8 million on our investments in real estate.  Of this amount, $44.6 million was spent on development and redevelopment projects.  The amount spent on development and redevelopment projects includes $40.7 million related to the development of Scottsdale Quarter. We spent $15.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center, Jersey Gardens, Polaris Fashion Place, River Valley Mall, and Polaris Towne Center and $5.9 million was spent on operational capital expenditures.  In addition, we spent $121.5 million towards the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Lastly, we made $15.0 million in investments in our unconsolidated real estate entities.  Of this amount, $14.9 million relates to the Company’s 20% investment in the joint venture acquisition of Pearlridge Center with Blackstone.  Offsetting these decreases to cash, we received $60.1 million in proceeds from the sale of Properties.  These proceeds were attributable to the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.

Net cash provided by financing activities was $16.4 million for the year ended December 31, 2010.  We received $146.0 million in proceeds from the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City as well as receiving $95.8 million of proceeds from new mortgage notes relating to the purchase of the fee interest in the real estate underlying Scottsdale Quarter and draws under the Scottsdale Construction Loan.  Finally, we issued additional Series G Preferred Shares as part of the April Offering, raising net proceeds of $72.6 million, as well as additional Common Shares as part of the July Offering, raising net proceeds of $95.6 million.  Offsetting these increases to cash, we made $136.2 million in principal payments on existing mortgage debt.  Of this amount, $120.3 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $15.9 million were made on various loan obligations.  Also, $51.3 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Facilities by $193.4 million.  Lastly, the Company incurred $13.0 million in financing costs, mainly related to the modification of the Prior Facility in March 2010.

For the Year Ended December 31, 2009

Net cash provided by operating activities was $96.0 million for the year ended December 31, 2009.  (See also “Results of Operations – Year Ended December 31, 2009 compared to year ended December 31, 2008” for descriptions of 2009 and 2008 transactions affecting operating cash flow.)

Net cash used in investing activities was $42.7 million for the year ended December 31, 2009.  We spent $43.7 million on our investments in real estate.  Of this amount, $18.8 million was spent on redevelopment projects.  We continued to fund our investment to complete the Polaris Lifestyle Center with expenditures of $7.7 million during the year ended December 31, 2009.  Also, we spent $5.9 million at Lloyd for the addition of a LA Fitness, $1.0 million at Northtown Mall relating to the addition of Herberger’s, and $1.6 million for redevelopment at The Mall at Johnson City.  We also spent $13.0 million to re-tenant existing spaces, with the most significant expenditures occurring at Grand Central Mall, Polaris Fashion Place, Jersey Gardens, The Mall at Johnson City, Northtown Mall, Ohio River Plaza, and Weberstown Mall.  The remaining amounts were spent on operational capital expenditures.  We invested $34.1 million in our unconsolidated real estate entities.  This investment primarily related to the funding of construction activity for Scottsdale Quarter.  Lastly, we invested $5.0 million through a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”) during August of 2009, the proceeds of which Tulsa REIT used to pay down the existing mortgage loan on Tulsa.  Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical office building at Grand Central Mall.  We also received $17.7 million from our joint ventures.  This amount primarily relates to the return of a portion of our preferred investment in the Scottsdale Venture.

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2009.  We received $63.4 million in combined loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on Polaris Lifestyle Center.  The net proceeds to the Company from the September Offering were approximately $108.9 million.  Offsetting these increases to cash, we made $93.9 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on Great Mall in connection with its sale, and regularly scheduled principal payments of $17.8 million were made on various loan obligations.  Also, $45.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, the Company made payments of $15.2 million to reduce the outstanding balance under the Prior Facility.

For the Year Ended December 31, 2008

Net cash provided by operating activities was $93.7 million for the year ended December 31, 2008.  (See also “Results of Operations – Year Ended December 31, 2009 compared to year ended December 31, 2008” for descriptions of 2009 and 2008 transactions affecting operating cash flow.)

Net cash used in investing activities was $128.0 million for the year ended December 31, 2008.  During the year, we spent $95.4 million on our investment in real estate.  Of this amount, $67.9 million was primarily spent renovating and constructing additional GLA, including $36.3 million to fund the Polaris Lifestyle Center.  We also spent $12.4 million in additional renovations at Northtown Mall primarily to add L.A. Fitness and Herberger’s.  We spent $4.1 million to expand The Mall at Johnson City, $3.6 million for redevelopment at Ashland Town Center and $8.0 million for expansions at Lloyd.  We also spent $13.1 million to re-tenant existing spaces at various Properties.  The remaining amounts were spent on operational capital expenditures.  We invested $81.4 million in our unconsolidated real estate entities.  Of this amount $57.0 million was attributed to initial construction activity at Scottsdale Quarter.  We also funded $23.5 million in Puente representing our proportionate share of mortgage debt that was repaid when the lender and the Company did not agree on the syndication terms of the loan.  Offsetting these cash expenditures, we received $39.3 million in distributions from our unconsolidated real estate entities.  Of this amount $36.5 million relates to a return of our preferred investment in the Scottsdale Venture.  The remaining distributions came from our investment in both Puente and Tulsa.  Also, we received $9.5 million from the sale of Knox Village Plaza, located in Mount Vernon, Ohio.  Lastly, we received $6.1 million in proceeds from the sale of outparcels.

Net cash provided by financing activities was $29.8 million for the year ended December 31, 2008.  During 2008, we received $122.3 million in loan proceeds from the mortgage loan on Colonial Park Mall, Morgantown Mall and Northtown Mall.  Also, we received $62.1 million under our Prior Facility.  These proceeds were used primarily to fund our development activities at both our wholly-owned and joint venture Properties.  Offsetting these increases to cash, we made $76.4 million of principal payments on existing mortgage debt.  Of this amount, a $50.7 million principal payment was made on the Morgantown Mall mortgage debt in November 2008.  Additionally, $8.6 million was utilized to repay the mortgage on Knox Village Square, which matured in February 2008.  Regularly scheduled principal payments on existing mortgages of $17.1 million were also made during the year.  We also paid $76.1 million in dividends to holders of our Common Shares, OP Units, and preferred shares.

Financing Activity - Consolidated

Total debt decreased by $174.6 million during 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
December 31, 2009	$1,224,991	$346,906	$1,571,897
New mortgage debt	241,816	-	241,816
Repayment of debt	(120,285)	-	(120,285)
Debt amortization payments	(15,891)	-	(15,891)
Conveyed debt	(215,318)	-	(215,318)
Consolidation of Scottsdale Venture	128,363	-	128,363
Amortization of fair value adjustments	83	-	83
Net payments, Facilities	-	(193,353)	(193,353)
December 31, 2010	$1,243,759	$153,553	$1,397,312

During 2010, we entered into six new financing arrangements, paid off three loans, transferred two loans to a joint venture, modified four loans, and added one loan due to the consolidation of the Scottsdale Venture.

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

On April 8, 2010, a GRT affiliate borrowed $55.0 million (the “Johnson City Loan”).  The Johnson City Loan is evidenced by a promissory note secured by a deed of trust and assignment of leases and rents on The Mall at Johnson City.  The Johnson City Loan is non-recourse and has an interest rate of 6.76% per annum and a maturity date of May 6, 2020.  The Johnson City Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Johnson City Loan were applied toward the defeasance and extinguishment of the previous $37.1 million loan on The Mall at Johnson City that was scheduled to mature on June 1, 2010, with the remainder being used to reduce outstanding borrowings on the Credit Facility.

On June 30, 2010, a GRT affiliate borrowed $45.0 million (the “Grand Central Loan”).  The Grand Central Loan is evidenced by a promissory note secured by a deed of trust and assignment of leases and rents on Grand Central Mall.  The Grand Central Loan is non-recourse and has an interest rate of 6.05% per annum and a maturity date of July 6, 2020.  The Grand Central Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Grand Central Loan were applied toward the repayment of the previous $39.3 million partial recourse loan that was scheduled to mature on February 1, 2012, with the remainder being used to reduce outstanding borrowings on the Credit Facility.

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

On October 15, 2010, a GRT affiliate assumed an existing mortgage loan (the “Phase III Senior Loan”) and obtained additional financing from the sellers (the “Phase III Junior Loan”) in connection with completing the purchase of the Phase III Parcels located adjacent to Scottsdale Quarter.  The Phase III Senior Loan is evidenced by a Loan Assumption Agreement, a Substitute Promissory Note, and an Amendment to a Deed of Trust that encumbers the Phase III Parcels.  The outstanding principal amount of the Phase III Senior Loan is $12.5 million.  The Phase III Senior Loan has a maturity date of November 5, 2011 and a floating interest rate of 300 basis points over LIBOR adjusted monthly with a floor of 5.50% per annum.  The loan has two extension options that each allow for an extension of the maturity date by six months at the lender’s discretion.  The Phase III Senior Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the loan were applied to the acquisition of the Phase III Parcels.

The Phase III Junior Loan is in the amount of $3.5 million and is evidenced by a Subordinated Secured Promissory Note and Junior Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement.  The loan is secured by the Phase III Parcels, but the lien is subordinate to the lien of the Phase III Senior Loan.  The Phase III Junior Loan has an interest rate of 6.00% per annum and requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date.  The maturity date of the Phase III Junior Loan is the earlier of: a) the commencement of construction on any portion of the Phase III Parcels secured by the Subordinate Mortgage, b) the sale or refinancing of all or any portion of the Phase III Parcels secured by the Subordinate Mortgage, c) the maturity date of the Phase III Senior Loan, or d) October 15, 2012.  The proceeds of the loan were applied to the acquisition of the Phase III Parcels.

On March 26, 2010, we formed the Blackstone Venture and, in connection with the closing, the mortgage debt for Lloyd and WestShore totaling $215.3 million was transferred to the Blackstone Venture.

During 2010, we modified certain debt agreements in connection with the modification and extension of the Credit Facility.  The mortgage loan agreements for Northtown Mall and Polaris Lifestyle Center were revised to update the cross-references to the Credit Facility to reflect those amendments to the covenants in the Credit Facility.  Effective as of April 30, 2010, the $42.3 million mortgage loan secured by the Company’s Colonial Park Mall (the “Colonial Loan”) was modified to extend the maturity date through April 2012, increase the recourse to GPLP from 20% to 35%, and modify the interest rate from LIBOR plus 165 basis points to LIBOR plus 300 basis points.  The amendment to the Colonial Loan also provides for a one-year extension option, subject to certain conditions, during which the interest rate will increase to LIBOR plus 350 basis points.  During December 2010, we made a voluntary principal payment on the Colonial Loan to reduce the outstanding borrowing to $40.0 million.  The Company separately fixed the interest rate on $30 million of the Colonial Loan with an interest rate protection agreement at a rate of 3.64% per annum through May 3, 2011.

On November 30, 2007, the Scottsdale Venture closed on a $220 million mortgage and construction loan (the “Scottsdale Loan”).  The Scottsdale Loan has an interest rate of LIBOR plus 150 basis points and matures on May 29, 2011 with two 12 month extensions available subject to satisfaction of certain conditions by the borrower.  As of December 31, 2010, $138.2 million was drawn under the construction loan.  The Scottsdale Venture also entered into an interest rate protection agreement that effectively fixes the interest rate at 5.94% per annum through the loan’s initial maturity date.  The notional amount of the derivative will increase to correspond to the amount of the construction loan over its term.  On May 14, 2010, the Scottsdale Venture executed an amendment to the Scottsdale Loan that modified its terms as follows: (a) total borrowing availability remains at $220 million but the initial availability is limited to $150 million; (b) increases in availability up to: (1) $165 million, (2) $175 million, (3) $185 million, and (4) $220 million, subject, in each case, to Scottsdale Quarter achieving a certain debt service coverage ratio, stabilized property value, and occupancy thresholds as required in the loan amendment; (c) interest rate increases from LIBOR plus 150 basis points to LIBOR plus 200 basis points immediately, to LIBOR plus 250 basis points following execution of the first extension option, and to LIBOR plus 350 basis points following execution of the second extension option; (d) fixes the repayment guaranty at 50% of the applicable borrowing availability; and (e) to update the cross references to the Credit Facility to reflect the March 2010 amendments to the Credit Facility.  The Scottsdale Loan was further modified in October 2010 in connection with our purchase of the land at Scottsdale Quarter and our joint venture partner’s interest.  The modification released our former joint venture partner from certain obligations related to a master office lease and development of the third phase of the project.  Prior to January 1, 2010, Scottsdale Venture was recorded as an unconsolidated joint venture in our financial statements.  As of January 1, 2010, we consolidated Scottsdale Venture and transferred approximately $128.9 million in debt to our consolidated financial statements.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities increased by $257.8 million during 2010.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2009	$207,946	$105,472
New mortgage debt	175,000	35,000
Repayment of mortgage debt	(619)	(321)
Mortgage debt amortization payments	(3,567)	(1,454)
Conveyed debt	215,318	86,127
Consolidation of Scottsdale Venture	(128,363)	(64,182)
December 31, 2010	$465,715	$160,642

On November 1, 2010, the Pearlridge Venture closed on a $175.0 million nonrecourse mortgage loan (the “Pearlridge Loan”) in connection with completing the joint venture acquisition of Pearlridge Center.  The loan is evidenced by a loan agreement, three promissory notes, and is secured by a first priority mortgage and assignment of leases and rents on Pearlridge Center.  The Pearlridge Loan has an interest rate of 4.6% per annum and matures on November 1, 2015.  The loan requires the borrower to make monthly interest only payments until the third anniversary of the loan, on and after which time the borrower is required to make monthly payments of principal and interest until the maturity date.  All outstanding principal and accrued interest is due and payable at the maturity date.  GRT has a 20% pro-rata share of the Pearlridge Venture’s obligation for the Pearlridge Loan.  At December 31, 2010, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of approximately $263.2 million.

On March 26, 2010, we formed the Blackstone Venture and in connection with the closing, the mortgage debt for Lloyd and WestShore totaling $215.3 million was conveyed to the Blackstone Venture.  GRT has a 40% pro-rata share of the mortgage debt of the Blackstone Venture.

Beginning January 1, 2010, we began reporting the Scottsdale Venture as a consolidated entity in our financial statements.  Previously it was recorded as an unconsolidated joint venture, therefore, the $128.4 million outstanding mortgage loan balance on the Scottsdale Loan is now recorded as part of our consolidated mortgage notes payable in our financial statements.

On November 5, 2007, the Surprise Venture closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of December 31, 2010, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

At December 31, 2010, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $233.2 million.  During 2009, the ORC Venture executed a modification agreement for the existing mortgage loan on Tulsa that extended the maturity date to March 14, 2011.  The loan modification included a $5.0 million payment towards principal and increased the interest rate equal to the greater of 7.0% or LIBOR plus 400 basis points.  An affiliate of the Company also exercised the first of two one-year extension options available for a mortgage loan on Puente, scheduled to mature on June 1, 2010.  At December 31, 2010, the construction notes payable were collateralized with a first mortgage lien on one Property having a net book value of approximately $7.7 million.  At December 31, 2010, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of approximately $304.4 million.

Consolidated Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2010 related to our consolidated operations (in thousands):

Consolidated Obligations and Commitments:	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt (includes interest payments)	$1,677,671	$483,885	$364,440	$472,371	$356,975
Distribution obligations	14,941	14,941	-	-	-
OP Unit redemptions	24,457	24,457	-	-	-
Lease obligations	5,018	1,020	1,547	1,159	1,292
Tenant allowances	19,222	19,222	-	-	-
Purchase obligations	16,052	16,052	-	-	-
Total consolidated obligations and commitments	$1,757,361	$559,577	$365,987	$473,530	$358,267

Long-term debt obligations are shown including both scheduled interest and principal payments.  The nature of the obligations is disclosed in the Notes to the consolidated financial statements.

At December 31, 2010, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2010, the Company declared distributions of $0.10 per Common Share ($8.8 million), to be paid during the first quarter of 2011.  Series F Preferred Shares and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $24.5 million per year.  As the Series F Preferred Shares and Series G Preferred Shares are redeemable at our option, the distribution obligation is presented through December 31, 2010.  The distribution obligation for Series F Preferred Shares and Series G Preferred Shares is approximately $1.3 million and $4.8 million, respectively.

At December 31, 2010, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2010 is $24.5 million based upon a per unit value of $8.19 at December 31, 2010 (based upon a five-day average of the Common Stock price from December 23, 2010 to December 30, 2010).

Our lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2010 was $5.0 million.

At December 31, 2010, we had executed leases committing to $19.2 million in tenant allowances.  The leases will generate gross rents of approximately $118.9 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $16.1 million at December 31, 2010.

Commercial Commitments

The Credit Facility terms are discussed in Note 5 to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

On September 9, 2010, a GPLP affiliate purchased the fee simple interest in the Land at Scottsdale Quarter, becoming the landlord under the existing ground lease.  In connection with this purchase, the GPLP affiliate assumed all the benefits and obligations relating to the landlord’s interest in the ground lease.  LLC Co. owns and operates Scottsdale Quarter on the land subject to the ground lease.  As GPLP affiliates now both own and lease the Land at Scottsdale Quarter, the ground lease obligation previously disclosed is no longer presented.

On October 15, 2010, Kierland purchased its joint venture partner’s entire equity interest in the Scottsdale Venture (the “Wolff Purchase”).  In connection with the Wolff Purchase, a previously disclosed purchase agreement with respect to the 70,000 square feet in a condominium retail unit was terminated and replaced with an option agreement between LLC Co. and a GPLP affiliate to build and purchase the retail units.

The following table shows the Company’s pro-rata share of our contractual obligations and commitments as of December 31, 2010 with unconsolidated real estate entities (in thousands):

Pro-rata Share of Joint Venture Obligations:	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt (includes interest payments)	$177,693	$49,664	$92,465	$35,564	$-
Tenant allowances	1,883	1,883	-	-	-
Ground lease obligations	57,021	952	1,904	1,718	52,447
Purchase obligations	131	131	-	-	-
Total pro-rata share of joint venture obligations	$236,728	$52,630	$94,369	$37,282	$52,447

Our pro-rata share of long-term debt obligations for the scheduled payments of both principal and interest related to our loans at Properties owned through joint ventures are shown above.

We have a pro-rata obligation for tenant allowances in the amount of $1.9 million for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $5.3 million over the original lease term.

The ground lease obligations relate to our pro-rata share of the ground lease at Pearlridge Center and Puente.  The ground lease at Pearlridge Center provides for scheduled rent increases every five years.  The ground lease at Pearlridge Center expires in 2058.  The ground lease has two ten-year extension options which are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal.  The ground lease at Puente expires in 2059.

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

The table below provides the amount we spent on our capital expenditures (amounts in thousands) during the year ended December 31, 2010:

	Capital Expenditures for the Year Ended December 31, 2010
		Unconsolidated
		Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects (1)	$147,000	$-	$147,000
Redevelopment projects	$3,922	$25	$3,947
Renovation with no incremental GLA	$398	$6	$404

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$5,855	$1,557	$7,412
Non-anchor replacements	9,500	191	9,691
Operational capital expenditures	5,865	810	6,675
Total Property Capital Expenditures	$21,220	$2,558	$23,778

(1)	The amounts listed above include our proportionate share of Scottsdale Quarter through September 2010. In October 2010, the Company acquired the remaining 50% interest in Scottsdale Quarter. Included in the Consolidated Properties 2010 amount is the $96.0 million expenditure for Phase I and II land at Scottsdale Quarter and $25.5 million for Phase III land at Scottsdale Quarter.

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

Our redevelopment expenditures relate primarily to tenant allowances at Ashland Town Center, Jersey Gardens, and Polaris Fashion Place.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the year ended December 31, 2010 primarily relates to the investment in our Scottsdale Quarter development.  Upon completion, Scottsdale Quarter will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  With the first two phases now open, Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, a grand central park space, and a variety of upscale shopping, dining and entertainment options.  The Scottsdale Quarter development’s improvements have and will be funded primarily by the proceeds from the Scottsdale Loan as discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 88% of Phase I and II retail space addressed.  Apple, Armani Exchange, Brio, H&M, iPic Theater, Nike, True Food, and West Elm have opened their stores.  Also, we have signed leases and letters of intent for approximately 85% of the office space.  Including Phase III, the Scottsdale Quarter development will require a net investment in hard costs of approximately $350 million with a stabilized return of approximately 7.5% - 8.0%.  The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments reduced by expected proceeds from the sale of a portion of the Phase III land for development as hotel and/or multi-family use.  In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes.  As of December 31, 2010, we have incurred net costs of approximately $333.6 million in hard costs of which $183.7 million have been placed into service as of December 31, 2010.

The Scottsdale Venture was previously subject to a long-term ground lease for property on which the project was constructed.  We owned a 50% common interest in the Scottsdale Venture.  Our joint venture partner marketed the ground lease and we had the option to match the best offer.  In September, we purchased the ground from our joint venture partner for $96 million.  The purchase was funded by a $70 million mortgage loan secured by the ground lease and the difference was funded by proceeds available under our Credit Facility.  During the fourth quarter of 2010, we completed the purchase of the Phase III land and our partner’s 50% joint venture interest in the project and now control 100% of the Scottsdale Quarter development.  As a result of the acquisition of the land subject to the ground lease, the expense associated with the ground lease is eliminated in consolidation.

We have opened Surprise Town Square, our new retail site in Surprise, Arizona (northwest of Phoenix).  This five-acre project consists of approximately 25,000 square feet of new retail space and the development’s first restaurant and outparcel has opened.  This development is part of our Surprise Venture and has been primarily funded by the Surprise Loan.

We also continue to work on a pipeline of future development opportunities beyond Scottsdale Quarter and Surprise Town Square.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”) for the twelve months ended December 31, 2010 were $371 per square foot, an 11.1% increase from the $334 per square foot reported for the twelve months ended December 31, 2009.  Comparable Mall Store Sales, which include only those stores open for the twelve months ended December 31, 2010 and the same period of 2009, increased approximately 2.5%.

Property Occupancy

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/10	9/30/10	6/30/10	3/31/10	12/31/09
Core Mall Portfolio (2)
Mall Anchors	95.7%	94.4%	93.9%	93.8%	94.1%
Mall Stores	92.8%	90.9%	90.5%	90.5%	92.0%
Total Occupancy	94.6%	93.2%	92.7%	92.6%	93.3%

Mall Portfolio – excluding Joint Ventures (3):
Mall Anchors	94.6%	92.7%	92.6%	92.5%	92.5%
Mall Stores	92.0%	90.9%	90.3%	90.2%	92.2%
Total Occupancy	93.6%	92.0%	91.8%	91.7%	92.4%

Community Centers:
Community Center Anchors	100.0%	95.3%	95.3%	95.3%	95.3%
Community Center Stores	86.8%	88.3%	86.0%	83.2%	85.6%
Total Occupancy	94.7%	92.7%	91.8%	90.8%	91.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture Malls.
(3)	Excludes Mall Properties that are held in joint ventures as of December 31, 2010.

Mall store occupancy, including store occupancy of our malls held in joint ventures, increased to 92.8% at December 31, 2010 from 92.0% at December 31, 2009.  Core Mall anchor store occupancy increased to 95.7% at December 31, 2010 from 94.1% at December 31, 2009.  The increase within our portfolio of anchor occupancy primarily relates to the opening of Dick’s Sporting Goods at River Valley Mall, Linens N More at The Dayton Mall, and TJ Maxx at Ashland Town Center.

Information Technology

During 2010, we implemented Argus Lease CRM as our new lease tracking software.  It enables us to have greater visibility through real time, on-demand reporting of leasing activity throughout our portfolio.  Also, it further enhances our ability to evaluate and compare multiple leasing scenarios to enhance economic benefit.  Lastly, it creates efficiency after the lease has been executed by creating a single source of entry for lease accounting information.  This key technology initiative has established the platform for enhanced productivity and system efficiency.

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into ASC Topic 810 – “Consolidation”.  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard is effective on the first annual reporting period that began after November 15, 2009.  As a result of this new standard, the Company reported the Scottsdale Venture, as defined and discussed in Note 11 “Purchase of Joint Venture Interests,” as a consolidated entity prospectively beginning on January 1, 2010.

In January 2010, the FASB issued an accounting standards update to Topic 505 – “Equity” in the ASC.  This update set forth guidance relating to accounting for distributions to shareholders with components of shares and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or share with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate, the distribution is considered a share issuance that is reflected in earnings per share prospectively and is not a share dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share as there were no distribution of shares.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures ASC Topic 820: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements.  The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company adopted this guidance and has provided the new disclosures as required.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2010, approximately 85.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.9 years and a weighted-average interest rate of approximately 5.9%.  At December 31, 2009, approximately 82.1% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.6 years, and a weighted-average interest rate of approximately 5.8%.  The remainder of our debt at December 31, 2010 and December 31, 2009, bears interest at variable rates with weighted-average interest rates of approximately 5.1% and 2.0%, respectively.

At December 31, 2010 and December 31, 2009, the fair value of our debt (excluding our Credit Facility borrowings) was $1,262.6 million and $1,208.6 million, respectively, compared to its carrying amounts of $1,243.8 million and $1,225.0 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at December 31, 2010 and 2009, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.5 million and $2.4 million, respectively, for each year.  Also, the fair value of our debt would decrease by approximately $35.2 million and $34.6 million, at December 31, 2010 and December 31, 2009, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.1 million and $0.6 million, for each year ended December 31, 2010 and 2009, respectively, and increase the fair value of our debt by approximately $37.0 million and $36.1 million, at December 31, 2010 and December 31, 2009, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 to the consolidated financial statements).

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules of GRT and the Report of the Independent Registered Public Accounting Firm thereon, to be filed pursuant to this Item 8 are included in this report in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis in the Company’s periodic reports filed with the SEC and are effective to ensure that information that we are required to disclose in our Exchange Act reports is accumulated, communicated to management, and disclosed in a timely manner.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, BDO USA, LLP, assessed the effectiveness of the Company’s internal control over financial reporting.  BDO USA, LLP has issued an attestation report concurring with management’s assessment, which is set forth below.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Chicago, Illinois
February 23, 2011

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

Item 9B.   Other Information

On February 16, 2011, the Registrant’s Board of Trustees (the “Board”) approved, upon the recommendation and approval of the Board’s Executive Compensation Committee (the “Committee”), the adoption of certain compensation plans and changes to certain existing compensation plans as applicable to the Registrant’s senior executive officers, including each of its “named executive officers” (as defined by Item 402(a)(3) of Regulation S-K) (the “Named Executive Officers” and each a “Named Executive Officer”) and Board members as more specifically described below:

Approval of Fiscal Year 2011 Base Salaries

Effective April 1, 2011, the Board established base salaries for fiscal year 2011 for each of the Named Executive Officers as follows:

Named Executive Officer	Base Salary

Michael P. Glimcher, Chairman of the Board & Chief Executive Officer	$775,000

Marshall A. Loeb, President & Chief Operating Officer	$525,000

Mark E. Yale, Executive Vice President, Chief Financial Officer & Treasurer	$400,000

George A. Schmidt, Executive Vice President & Chief Investment Officer	$350,000

Thomas J. Drought, Jr., Executive Vice President, Director of Leasing	$350,000

Adoption of the 2011 GRT Executive Bonus Plan

Effective February 16, 2011, the Board adopted the 2011 GRT Executive Bonus Plan (the “Bonus Plan”), which establishes the percentage bonus targets for Bonus Plan participants with respect to performance incentives achieved during fiscal year 2011.  Under the Bonus Plan, each of the senior executive officers participating in the Bonus Plan (including Named Executive Officers) has a bonus target that is a percentage of the person's actual base earnings paid during 2011 from which the bonus payment under the Bonus Plan will be determined.  The bonus targets under the Bonus Plan for each Named Executive Officer are as follows:

Named Executive Officer	Bonus Target

Michael P. Glimcher, Chairman of the Board & Chief Executive Officer	100% of actual base earnings

Marshall A. Loeb, President & Chief Operating Officer	70% of actual base earnings

Mark E. Yale, Executive Vice President, Chief Financial Officer & Treasurer	70% of actual base earnings

George A. Schmidt, Executive Vice President & Chief Investment Officer	60% of actual base earnings

Thomas J. Drought, Jr., Executive Vice President, Director of Leasing	60% of actual base earnings

Bonus payments under the Bonus Plan are determined based upon the Registrant’s operating performance as well as an evaluation of each participant’s individual performance.  Operating performance is based upon the Registrant’s year-end FFO results (the “FFO Bonus Target”).  A participant’s FFO Bonus Target is 70% of his respective Bonus Target (the “FFO Component”).  Individual performance is measured by the achievement of certain goals or objectives established for each Bonus Plan participant at the beginning of the 2011 fiscal year (the “Objectives Bonus Target”).  A participant’s Objectives Bonus Target is 30% of his respective Bonus Target (the “Objectives Component”).

Based upon individual performance, participants may qualify to receive between 75% and 125% of their respective Objectives Component.  Based upon the Registrant’s corporate performance, participants may qualify to receive between 50% and 150% of their respective FFO Component.  Accordingly, if a participant is eligible to receive more than 100% of one or both of his respective Objectives Component and FFO Component, the amount awarded to such participant may significantly exceed the respective Bonus Target set forth above.  A participant’s bonus payment under the Bonus Plan is an amount that is the sum of two components: (i) an amount equal to the percentage of the FFO Component that he is eligible to receive, and (ii) an amount equal to the percentage of the Objectives Component that he is eligible to receive.  Actual awards under the Bonus Plan may vary based on the Committee’s evaluation of the Registrant’s year-end FFO performance as well as the participant achieving, exceeding, or failing to meet individual performance goals during the 2011 fiscal year.

Adoption of the 2011 Glimcher Long-Term Incentive Compensation Plan

Effective February 16, 2011, the Board adopted the 2011 Glimcher Long-Term Incentive Compensation Plan (the “Incentive Plan”).  Participants under the Incentive Plan are eligible to receive an award in the form of performance shares of the Registrant, which are convertible into common shares of the Registrant upon the occurrence of certain conditions under the Incentive Plan and each participant’s award agreement.  Participants in the Incentive Plan include the senior executive officers of the Registrant, including each of the Named Executive Officers.

Whether a participant receives the common shares underlying the allocated performance shares is determined by the outcome of the Registrant’s total shareholder return (“TSR”) for its common shares during the period of January 1, 2011 to December 31, 2013 (the “Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail oriented real estate investment trusts (the “Peer Group”) as established by the Committee’s compensation consultant and approved by the Committee.  TSR is calculated as a percentage equal to the price appreciation of the Registrant’s common shares during the Performance Period plus dividends paid (on a cumulative reinvested basis).

Under the Incentive Plan, a participant may be eligible to receive common shares in an amount between 50% and 200% of their respective allocated performance shares following the conclusion of the Performance Period, depending upon the outcome of the Registrant’s TSR during the Performance Period, as compared to the Peer Group.  Any performance shares allocated (and Common Shares issued, if any) under the Incentive Plan will be granted from the Registrant’s 2004 Amended and Restated Incentive Compensation Plan, pursuant to its terms and conditions.  If a change in control of the Registrant occurs during the Performance Period, the Performance Period will conclude on the date of the change in control, and the TSR will be based upon the value of the consideration provided for each common share of the Registrant in connection with the change in control transaction.  As of the date of this report, no awards of performance share allocations have been made to any Incentive Plan participants.

Amendment of Severance Benefits Agreements

Effective February 16, 2011, the Severance Benefits Agreements (collectively referred to as the “Agreements”) currently in effect for each of the Registrant’s senior executive officers, including each Named Executive Officer, have been amended to: (i) add a renewable three-year term, subject to early termination following the occurrence of certain enumerated events; (ii) modify the severance payment formula to include as compensation a multiple of only the existing annual base salary for the respective Named Executive Officer at the time a change in control occurs, plus the target bonus opportunity applicable to the Named Executive Officer, under the bonus plan(s) in which such person participates at the time a change in control occurs or, if no bonus plan(s) is in place at the time a change in control occurs, such bonus plan(s) in effect during the Registrant’s most recently completed fiscal year; (iii) limit the continuation of existing benefits coverage to payments equal to the amount of the premiums for health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA; and (iv) clarify when tax-related payments would be made.  The Agreement for the Registrant’s Executive Vice President, Director of Leasing was also revised to adjust the severance multiplier from two times (2x) to three times (3x) compensation, to reflect his promotion to Executive Vice President.

Trustee Compensation

Effective April 1, 2011, the annual stipend for the Registrant’s non-employee Board members shall be $50,000 and the annual fee to the lead independent trustee shall be $20,000 per year.  Board meeting fees for non-employee trustees have been eliminated effective January 1, 2011.  All other applicable fees for non-employee Board members remain unchanged.

PART III

Item 10.   Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2010 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	1,676,936	$16.69	1,725,041

Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statements

(1)	Financial Statements	Page Number
	- Report of Independent Registered Public Accounting Firm	66
	- Glimcher Realty Trust Consolidated Balance Sheets as of
	December 31, 2010 and 2009	67
	- Glimcher Realty Trust Consolidated Statements of Operations and
	Comprehensive Income for the years ended December 31, 2010,
	2009 and 2008	68
	- Glimcher Realty Trust Consolidated Statements of Equity
	for the years ended December 31, 2010, 2009 and 2008	69
	- Glimcher Realty Trust Consolidated Statements of Cash Flows
	for the years ended December 31, 2010, 2009 and 2008	70
	- Notes to Consolidated Financial Statements	71

(2)	Financial Statement Schedules
	- Schedule III - Real Estate and Accumulated Depreciation	102
	- Notes to Schedule III	104

(3)	Exhibits

2.1
Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of November 5, 2009 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (35)

2.2
First Amendment to Agreement of Purchase and Sale by and between Glimcher Properties Limited Partnership, as seller, and BRE/GRJV Holdings LLC, as buyer, dated as of January 14, 2010 (pertains to joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (35)

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Amendment to Glimcher Realty Trust’s Amended and Restated Declaration of Trust. (30)
3.3	Amended and Restated Bylaws. (4)
3.4	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.5	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (10)
3.6
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (11)

3.7	Articles Supplementary Classifying and Designating an additional 3,500,000 preferred shares as 8.125% Series G Cumulative Redeemable Preferred Shares, par value $.01 per share. (31)
4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
4.4	Form of Senior Debt Indenture. (26)
4.5	Form of Junior Debt Indenture. (26)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (24)
10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (24)
10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (24)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (24)
10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (24)

10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (24)
10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (24)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (24)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 9, 2008. (24)
10.12	Amendment No. 10 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of April 28, 2010. (31)
10.13	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.14	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (12)
10.15	Severance Benefits Agreement, dated February 1, 2007, between Glimcher Realty Trust, Glimcher Properties Limited Partnership and Kim A. Rieck. (23)
10.16	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.17	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.18	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (14)
10.19	Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (16)
10.20	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (18)
10.21	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (8)
10.22	Severance Benefits Agreement, dated as of June 15, 2010, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Armand Mastropietro. (34)
10.23	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (6)
10.24	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (17)
10.25
Comprehensive Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2010, between Glimcher Properties Limited Partnership, KeyBank National Association, and certain other banks, financial institutions, and other entities. (32)

10.26
Second Amendment to Amended and Restated Credit Agreement, dated as of April 27, 2010, by and among Glimcher Properties Limited Partnership, KeyBank National Association, and the several participating banks, financial institutions, and other entities. (33)

10.27
Amended and Restated Limited Liability Company Agreement of GRT Mall JV LLC, dated as March 26, 2010 (pertains to the joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (32)

10.28	Loan Agreement, dated as of March 31, 2010, between Bank of America, N.A. and PTC Columbus, LLC. (32)
10.29	Promissory Note, dated March 31, 2010, issued by PTC Columbus, LLC in the amount of Forty-Six Million Dollars ($46,000,000). (32)
10.30	Open End Mortgage, Assignment of Leases and Rents, and Security Agreement, dated as of March 31, 2010, by PTC Columbus, LLC, as mortgagor, to Bank of America, N.A., as mortgagee. (32)
10.31	Loan Agreement, as amended, dated as of April 8, 2010, between Glimcher MJC, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.32	Promissory Note, dated April 8, 2010, issued by Glimcher MJC, LLC in the amount of fifty-five million dollars ($55,000,000). (33)
10.33
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, as amended, effective as of April 8, 2010, by Glimcher MJC, LLC. (33)

10.34	Guaranty (unfunded obligations), executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.35	Guaranty, executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.36	Environmental Indemnity Agreement, dated April 8, 2010, by Glimcher Properties Limited Partnership and Glimcher MJC, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.37	Loan Agreement, dated as of June 30, 2010, between Grand Central Parkersburg, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.38	Promissory Note, dated June 30, 2010, issued by Grand Central Parkersburg, LLC in the amount of forty-five million dollars ($45,000,000). (33)

10.39	Environmental Indemnity Agreement, dated June 30, 2010, by Glimcher Properties Limited Partnership and Grand Central Parkersburg, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (34)
10.40	Loan Agreement, dated as of September 9, 2010, between SDQ Fee, LLC and German American Capital Corporation. (33)
10.41	Guaranty of Recourse Obligations, dated as of September 9, 2010, by Glimcher Properties Limited Partnership for the benefit of German American Capital Corporation. (34)
10.42	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated September 9, 2010, by SDQ Fee, LLC. (34)
10.43	Promissory Note, dated September 9, 2010, issued by SDQ Fee, LLC in the amount of Seventy Million Dollars ($70,000,000). (34)
10.44
Real Property Purchase and Sale Agreement and Escrow Instructions, dated as of August 25, 2010, by and between Sucia Scottsdale, LLC, as seller, Kierland Crossing, LLC, as buyer, and Fidelity National Title Insurance Corporation, as escrow agent. (33)

10.45	Guaranty, executed as of June 30, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Grand Central Parkersburg, LLC). (33)
10.46
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, executed as of June 30, 2010, by Grand Central Parkersburg, LLC. (33)

10.47	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender. (24)
10.48
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.49
Unconditional Guaranty of Payment and Performance, dated as of April 22, 2008, by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.50
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of five million dollars ($5,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.51
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of ten million dollars ($10,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.52
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of twenty-seven million two hundred and fifty thousand dollars ($27,250,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.53
First Modification of Notes, Open-End Fee Mortgage, Leasehold Mortgage, Assignment of Rents and Security Agreement and Fixture Filing and Loan Agreement, dated as of April 30, 2010, by and between U.S. Bank National Association, Catalina Partners, L.P., and Glimcher Properties Limited Partnership. (34)

10.54	Loan Agreement, dated as of June 3, 2008, by and between Puente Hills Mall, LLC and Eurohypo AG, New York Branch as administrative agent and lender. (24)
10.55
Assignment of Leases and Rents, dated as of June 3, 2008, from Puente Hills Mall, LLC to Eurohypo AG, New York Branch, as administrative agent (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.56
Fee and Leasehold Deed of Trust, Assignment of Leases and Rents Security Agreement and Fixture Filing, dated as of June 3, 2008, made by Puente Hills Mall, LLC to Commonwealth Land Title Company, as trustee, for the benefit of Eurohypo AG, New York Branch, as administrative agent and beneficiary (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.57
Limited Guaranty, dated as of June 3, 2008, by Glimcher Properties Limited Partnership in favor of Eurohypo AG, New York Branch (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.58
Promissory Note, dated as of June 3, 2008, issued by Puente Hills Mall, LLC in the amount of ninety million dollars ($90,000,000) (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.59
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (28)

10.60
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (28)

10.61
Second Modification of Loan Documents, dated as of July 13, 2009, by and among Tulsa Promenade, LLC, Charter One Bank, N.A. (a/k/a RBS Citizens, National Association d/b/a Charter One) and JP Morgan Chase Bank, N.A. (27)

10.62	Completion and Payment Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.63
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 30, 2007, by Kierland Crossing, LLC for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.64
Limited Payment and Performance Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.65
Construction, Acquisition and Interim Loan Agreement, dated as of November 30, 2007, by and among Kierland Crossing, LLC, KeyBank National Association, as lender, each signing lender, and KeyBank National Association, as administrative agent (relates to Scottsdale construction financing). (23)

10.66	Assignment of Leases and Rents, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.67
Collateral Assignment of Construction Documents, Contracts, Licenses and Permits, dated as of November 30, 2007, between Kierland Crossing, LLC in favor of KeyBank National Association (related to Scottsdale construction financing). (23)

10.68
Collateral Assignment of Joint Development Agreement and Purchase Agreement and Escrow Instructions, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association, as Administrative Agent (relates to Scottsdale construction financing). (23)

10.69	Non-Recourse Exception Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.70
Form of Promissory Notes for Scottsdale Construction Loan with respect to KeyBank National Association, Eurohypo AG, New York Branch, The Huntington National Bank, U.S. Bank National Association, National City Bank, and PNC Bank, National Association, as lenders. (23)

10.71
First Amendment to Construction, Acquisition and Interim Loan Agreement and to Limited Payment and Performance Guaranty, dated and effective as of May 14, 2010, by and among Glimcher Properties Limited Partnership, KeyBank National Association, and the several participating banks, financial institutions, and other entities. (33)

10.72
Second Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of October 15, 2010 with KeyBank National Association, as administrative agent, Kierland Crossing, LLC, Glimcher Properties Limited Partnership, and certain other financial institutions as signatories. (35)

10.73	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.74	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.75	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.76	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.77	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.78	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.79	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated as of October 15, 2001, by Glimcher Ashland Venture, LLC to KeyBank National Association. (5)
10.80	Promissory Note, dated as of October 15, 2001, issued by Glimcher Ashland Venture, LLC in the amount of twenty seven million dollars ($27,000,000). (5)
10.81	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.82	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.83	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (19)
10.84	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (25)
10.85	Promissory Note A1, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (7)

10.86	Promissory Note A2, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (7)
10.87	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 27, 2003, by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. (7)
10.88	Guaranty by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc., dated as of August 27, 2003, relating to WestShore Plaza. (7)
10.89	Promissory Note A1, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of eighty-five million dollars ($85,000,000). (9)
10.90	Promissory Note A2, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of twenty-eight million five hundred thousand dollars ($28,500,000). (9)
10.91
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.92
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.93	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.94	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.95	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.96	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.97	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (22)
10.98	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (9)
10.99	Amended and Restated Promissory Note A, dated May 22, 2003, issued by PFP Columbus, LLC, for $135,000,000. (9)
10.100	Amended and Restated Promissory Note B, dated May 22, 2003, issued by PFP Columbus, LLC, for $24,837,623. (9)
10.101	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc., relating to Polaris Fashion Place. (9)
10.102	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (9)
10.103
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.104	Promissory Note A1, dated June 9, 2004, issued by N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $85,000,000. (16)
10.105	Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $80,000,000. (16)
10.106
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 among N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.107	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)
10.108	Loan Agreement, dated as of October 8, 2008, between Morgantown Mall Associates Limited Partnership and First Commonwealth Bank. (29)
10.109
Term Note, dated as of October 8, 2008, issued by Morgantown Mall Associates Limited Partnership to First Commonwealth Bank in the principal amount of $40,000,000 relating to Morgantown Mall located in Morgantown, WV. (29)

10.110	Deed of Trust and Security Agreement, effective as of October 14, 2008, by Morgantown Mall Associates Limited Partnership for the benefit of First Commonwealth Bank. (29)
10.111	Limited Guaranty and Suretyship Agreement, dated as of October 8, 2008, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank. (29)
10.112
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of KeyBank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.113	Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein. (29)
10.114
Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (29)

10.115
Limited Payment Guaranty, dated as of October 22, 2008, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (29)

10.116
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of Huntington National Bank (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.117
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of U.S. Bank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.118	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.119	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.120	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.121
Guaranty of Recourse Obligations, dated December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)

10.122
First Amended and Restated Ground Lease, dated as of December 6, 2006, by and between Sucia Scottsdale, LLC and Kierland Crossing, LLC (relating to joint venture between Glimcher Properties Limited Partnership and Vanguard City Home in Scottsdale, AZ). (22)

10.123	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Extended Vesting). (20)
10.124	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (23)
10.125	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (23)
10.126	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (21)
10.127	Form Restricted Stock Award Agreement for Glimcher Realty Trust’s 2004 Incentive Compensation Plan (Trustee Awards). (24)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(5)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 11, 2002.
(6)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(7)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(8)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(9)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.

(10)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on August 22, 2003.
(11)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(12)	Incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(13)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(14)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(17)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(18)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(19)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust’s Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(21)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(22)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(23)	Incorporated by reference to Glimcher Realty Trust’s Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.
(24)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(25)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(26)	Incorporated by reference to Glimcher Realty Trust’s Registration Statement on Form S-3/A, SEC File No. 333-153257, filed with the Securities and Exchange Commission on November 26, 2008.
(27)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 30, 2009.
(28)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(29)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 24, 2009.
(30)	Incorporated by reference to Appendix A of Glimcher Realty Trust’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on May 14, 2010.
(31)	Incorporated by reference to Glimcher Realty Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(32)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on May 6, 2010.
(33)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 23, 2010.
(34)	Incorporated by reference to Glimcher Realty Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange commission on October 29, 2010.
(35)	Incorporated by reference to Glimcher Realty Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST /s/ Mark E. Yale Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer) February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 23, 2011
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 23, 2011
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 23, 2011
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 23, 2011
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	February 23, 2011
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 23, 2011
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 23, 2011
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 23, 2011
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 23, 2011
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 23, 2011
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 23, 2011
William S. Williams

Report of the Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in Item 15(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2010 and 2009, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glimcher Realty Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 23, 2011

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS

	December 31,
	2010	2009
Investment in real estate:
Land	$250,408	$251,001
Buildings, improvements and equipment	1,657,154	1,839,342
Developments in progress	210,797	45,934
	2,118,359	2,136,277
Less accumulated depreciation	588,351	624,165
Property and equipment, net	1,530,008	1,512,112
Deferred costs, net	19,997	18,751
Investment in and advances to unconsolidated real estate entities	138,194	138,898
Investment in real estate, net	1,688,199	1,669,761

Cash and cash equivalents	9,245	85,007
Restricted cash	17,037	12,684
Tenant accounts receivable, net	25,342	30,013
Deferred expenses, net	14,828	9,018
Prepaid and other assets	37,697	43,429
Total assets	$1,792,348	$1,849,912

LIABILITIES AND EQUITY

Mortgage notes payable	$1,243,759	$1,224,991
Notes payable	153,553	346,906
Accounts payable and accrued expenses	48,328	59,071
Distributions payable	14,941	11,530
Total liabilities	1,460,581	1,642,498

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 and 6,000,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	222,074	150,000
Common Shares of Beneficial Interest, $0.01 par value, 85,052,740 and 68,718,924 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	851	687
Additional paid-in capital	763,951	666,489
Distributions in excess of accumulated earnings	(718,529)	(671,351)
Accumulated other comprehensive loss	(3,707)	(3,819)
Total Glimcher Realty Trust shareholders’ equity	324,640	202,006
Noncontrolling interest	7,127	5,408
Total equity	331,767	207,414
Total liabilities and equity	$1,792,348	$1,849,912

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Minimum rents	$166,072	$185,269	$193,430
Percentage rents	4,628	5,489	5,915
Tenant reimbursements	81,284	92,140	91,962
Other	22,788	25,527	28,418
Total revenues	274,772	308,425	319,725
Expenses:
Property operating expenses	57,659	64,978	66,413
Real estate taxes	33,626	36,218	34,789
Provision for doubtful accounts	3,754	5,849	5,918
Other operating expenses	12,356	9,778	13,730
Depreciation and amortization	69,543	80,962	81,696
General and administrative	19,477	18,305	17,429
Impairment loss	-	3,422	-
Total expenses	196,415	219,512	219,975

Operating income	78,357	88,913	99,750

Interest income	1,191	2,934	1,178
Interest expense	78,834	80,045	82,276
Other expenses, net	-	3,344	-
Equity in income (loss) of unconsolidated real estate entities, net	31	(3,191)	(709)
Income from continuing operations	745	5,267	17,943
Discontinued operations:
(Loss) gain on disposition of properties	(215)	(288)	1,244
Impairment loss, net	-	(183)	-
Loss from operations	(150)	(1,036)	(2,418)
Net income	380	3,760	16,769
Add: allocation to noncontrolling interest	5,473	821	-
Net income attributable to Glimcher Realty Trust	5,853	4,581	16,769
Less: Preferred share dividends	22,236	17,437	17,437
Net loss to common shareholders	$(16,383)	$(12,856)	$(668)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.21)	$(0.25)	$0.01
Discontinued operations	$(0.00)	$(0.03)	$(0.03)
Net loss to common shareholders	$(0.22)	$(0.28)	$(0.02)

EPS (diluted):
Continuing operations	$(0.21)	$(0.25)	$0.01
Discontinued operations	$(0.00)	$(0.03)	$(0.03)
Net loss to common shareholders	$(0.22)	$(0.28)	$(0.02)

Weighted average common shares outstanding	75,738	46,480	37,775
Weighted average common shares and common share equivalent outstanding	78,724	49,466	40,762

Cash distribution declared per common share of beneficial interest	$0.4000	$0.4000	$1.2800

Net income	$380	$3,760	$16,769
Other comprehensive income (loss) on derivative instruments, net	6,578	3,144	(6,372)
Comprehensive income	6,958	6,904	10,397
Comprehensive income to noncontrolling interest	(169)	(187)	-
Comprehensive income attributable to Glimcher Realty Trust	$6,789	$6,717	$10,397

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2007	$60,000	$150,000	37,687,039	$377	$563,460	$(584,343)	$(404)	$-	$189,090

Distributions declared, $1.2800 per share						(52,137)			(52,137)
Distribution Reinvestment and Share Purchase Plan			29,678	-	298				298
OP unit conversion			1,589	-					-
Restricted stock grant			90,333	1					1
Amortization of restricted stock					787				787
Reversal of long term incentive grant					(555)				(555)
Preferred stock dividends						(17,437)			(17,437)
Net income						16,769			16,769
Other comprehensive loss on derivative instruments							(6,372)		(6,372)
Stock option expense, net of offering costs					108				108
Balance, December 31, 2008	60,000	150,000	37,808,639	378	564,098	(637,148)	(6,776)	-	130,552

Distributions declared, $0.4000 per share						(21,347)		(1,194)	(22,541)
Distribution Reinvestment and Share Purchase Plan			62,952	-	169				169
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					753				753
Preferred stock dividends						(17,437)			(17,437)
Net income						4,581		(821)	3,760
Other comprehensive income on derivative instruments							3,144		3,144
Stock option expense					157				157
Issuance of common stock			30,666,667	307	114,693				115,000
Stock issuance costs					(6,143)				(6,143)
Transfer to noncontrolling interest in partnership					(7,236)		(187)	7,423	-
Balance, December 31, 2009	60,000	150,000	68,718,924	687	666,489	(671,351)	(3,819)	5,408	207,414

Distributions declared, $0.4000 per share						(30,795)		(1,194)	(31,989)
Distribution Reinvestment and Share Purchase Plan			34,482	1	179				180
Exercise of stock options			18,668	-	26				26
Restricted stock grant			180,666	2	(2)				-
Amortization of restricted stock					897				897
Preferred stock dividends						(22,236)			(22,236)
Net income						5,853		(5,473)	380
Other comprehensive income on derivative instruments							6,409	169	6,578
Stock option expense					171				171
Issuance of Series G Cumulative Preferred stock		74,751							74,751
Series G Cumulative Preferred stock issuance costs		(2,677)							(2,677)
Issuance of common stock			16,100,000	161	100,464				100,625
Stock issuance costs					(5,010)				(5,010)
Adjustments related to consolidation of a previously unconsolidated entity							(6,297)	8,954	2,657
Acquisition of noncontrolling interest in partnership					4,174			(4,174)	-
Transfer to noncontrolling interest in partnership					(3,437)			3,437	-
Balance, December 31, 2010	$60,000	$222,074	85,052,740	$851	$763,951	$(718,529)	$(3,707)	$7,127	$331,767

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$380	$3,760	$16,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,754	6,156	7,987
Charge to fully reserve note receivable	-	4,966	-
Depreciation and amortization	69,543	80,962	81,696
Amortization of financing costs	6,488	2,694	2,076
Equity in (income) loss of unconsolidated real estate entities, net	(31)	3,191	709
Distributions from unconsolidated real estate entities	1,925	520	-
Capitalized development costs charged to expense	241	243	373
Gain on the fair market value adjustment of derivative	-	(1,622)	-
Impairment losses, net	-	3,605	-
Gain on sale of operating real estate assets	(547)	(1,482)	-
Gain on sale of outparcels	-	(530)	(883)
Loss (gain) on disposition of properties	215	288	(1,244)
Stock compensation expense	1,068	910	464
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(6,276)	532	(4,585)
Prepaid and other assets	(3,222)	(7,501)	(1,910)
Accounts payable and accrued expenses	(2,787)	(645)	(7,746)

Net cash provided by operating activities	70,751	96,047	93,706

Cash flows from investing activities:
Additions to investment in real estate	(199,804)	(43,683)	(95,432)
Investment in unconsolidated real estate entities	(15,028)	(34,130)	(81,373)
Proceeds from sale of properties	60,070	23,979	9,450
Proceeds from sale of outparcels	-	1,607	6,060
(Additions to) withdrawals from restricted cash	(5,984)	1,708	192
Additions to deferred expenses and other	(7,463)	(4,832)	(6,161)
Distributions from unconsolidated real estate entities	-	17,700	39,310
Net increase in cash from previously unconsolidated real estate entity	5,299	-	-
Issuance of notes receivable to unconsolidated real estate entities	-	(5,000)	-

Net cash used in investing activities	(162,910)	(42,651)	(127,954)

Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(193,353)	(15,191)	62,097
Payments of deferred financing costs	(12,971)	(3,626)	(2,233)
Proceeds from issuance of mortgages and other notes payable	241,816	63,400	122,250
Principal payments on mortgages and other notes payable	(136,176)	(93,870)	(76,437)
Net proceeds from issuance of common shares	95,615	108,857	-
Net proceeds from issuance of preferred shares	72,608	-	-
Proceeds received from dividend reinvestment and exercise of stock options	206	169	299
Cash distributions	(51,348)	(45,862)	(76,141)

Net cash provided by financing activities	16,397	13,877	29,835

Net change in cash and cash equivalents	(75,762)	67,273	(4,413)

Cash and cash equivalents, at beginning of year	85,007	17,734	22,147

Cash and cash equivalents, at end of year	$9,245	$85,007	$17,734

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional, super regional malls, and open-air lifestyle centers (“Malls”) and community shopping centers (“Community Centers”).  At December 31, 2010, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (18 wholly-owned and 5 partially owned through joint ventures) and 4 Community Centers (three wholly-owned and one partially owned through a joint venture).   The “Company” refers to GRT and Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of December 31, 2010, GRT was a limited partner in GPLP with a 96.4% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.2% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE’s”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810.  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Subsequent events that have occurred since December 31, 2010 that require disclosure in these financial statements are presented in Note 25 “Subsequent Events.”

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred.  The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Final billings to tenant’s for real estate taxes, insurance and other shopping center operating expenses in 2009 and 2008 which were billed in 2010 and 2009, respectively did not vary significantly as compared to the estimated receivable balances.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

Investment in Real Estate – Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets.  Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized only if the carrying amounts of a long-lived asset are not recoverable and exceed its fair value.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income performance and conducts a detailed evaluation of the Properties.  The evaluation considers matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

In the fourth quarter of 2009 as part of its normal quarterly review, the Company recognized a $3,422 non-cash impairment charge on the potential retail development in Vero Beach, Florida as discussed in Note 13, “Investment in Joint Ventures – Consolidated.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Sale of Real Estate Assets

The Company records sales of operating properties and outparcels using the full accrual method at closing when both of the following conditions are met: a) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and b) the earnings process is virtually complete, meaning that, the seller is not obligated to perform significant activities after the sale to earn the profit.  Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges when required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment.  If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  The results of operations of these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.  On December 31, 2010, there were no Properties classified as held-for-sale.

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between: a) the contractual amounts to be paid pursuant to the in-place leases and b) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The aggregate value of other acquired intangible assets includes tenant relationships.  Factors considered by management in assigning a value to these relationships include: assumptions of probability of lease renewals, investment in tenant improvements, leasing commissions and an approximate time lapse in rental income while a new tenant is located.  The value assigned to this intangible asset is amortized over the estimated life of the relationship.

Deferred Costs

The Company capitalizes initial direct costs of leases and amortizes these costs over the initial lease term.  The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

Stock-Based Compensation

The Company expenses the fair value of stock awards in accordance with the fair value recognition as required by ASC Topic 718 - “Compensation-Stock Compensation.”  It requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Accordingly, the cost of the stock award is expensed over the requisite service period (usually the vesting period).

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents primarily consisted of short-term securities and overnight purchases of debt securities.  The carrying amounts approximate fair value.

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance, and property reserves for maintenance and expansion or leasehold improvements as required by certain of the loan agreements.

Deferred Expenses

Deferred expenses consist principally of financing fees.  These costs are amortized as interest expense over the terms of the respective agreements.  Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities by following ASC Topic 815 - “Derivative and Hedging.”  The objective is to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under this guidance; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.

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

	Years Ended December 31,
	2010	2009	2008
Interest expense	$72,346	$77,385	$80,286
Amortization of loan fees	6,488	2,660	1,990
Total interest expense	78,834	80,045	82,276
Interest capitalized	10,970	5,364	6,694
Total interest costs	$89,804	$85,409	$88,970

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Consolidated Statements of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the property.  Cash distributed that does not exceed the retained earnings of the property is classified in the Company’s Consolidated Statements of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the property is classified in the Company’s Consolidated Statements of Cash Flows as cash received from investing activity.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $4,577, $5,321, and $5,863 for the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes

GRT qualifies as a REIT under Sections 856-860 of the Internal Revenue Code (“IRC”) of 1986, as amended (the “Code”).  In order to qualify as a REIT, GRT is required to distribute at least 90.0% of its ordinary taxable income to shareholders and to meet certain asset and income tests as well as certain other requirements.  GRT will generally not be liable for federal income taxes, provided it satisfies the necessary distribution requirements and maintains its REIT status.  Even as a qualified REIT, the Company is subject to certain state and local taxes on its income and property.

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code.  GPLP wholly-owns GDC.  For federal income tax purposes, GDC is treated as a separate entity and taxed as a C-Corporation.  As required by ASC Topic 740 – “Income Taxes” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of GDC.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Noncontrolling Interest

Noncontrolling interests represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.  As of the December 31, 2010 and 2009, noncontrolling interest includes only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

Income or loss allocated to noncontrolling interest related to the Unit Holders ownership percentage of the Operating Partnership is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional shares of beneficial interest of GRT (the “Common Shares,” “Shares,” “Share,” or “Stock”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying Consolidated Balance Sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Supplemental Disclosure of Non-Cash Financing and Investing Activities

The Company’s non-cash activities accounted for decreases in the following areas:  (1) investment in real estate - $118,193, (2) investment in and advances to unconsolidated real estate entities - $13,838, (3) tenant accounts receivable - $7,193, (4) prepaid and other assets - $8,625, and (5) deferred financing - $435, (6) deferred leasing - $715, (7) cash in escrow - $1,632, and (8) accounts payable and accrued liabilities - $7,789.  In addition, the Company transferred a net amount of $86,872 in mortgage loans.  These non-cash activities primarily relate to the transfer of two Malls to a joint venture, the consolidation of a joint venture that was previously reported as an investment in unconsolidated real estate entities, and the non-cash component of a purchase of a ground lease.

Share distributions of $8,505 and $6,872 were declared, but not paid as of December 31, 2010 and December 31, 2009, respectively.  Operating Partnership distributions of $299 were declared, but not paid as of December 31, 2010 and December 31, 2009.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of December 31, 2010 and December 31, 2009.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 and $3,046 were declared, but not paid as of December 31, 2010 and December 31, 2009, respectively.

Comprehensive Income

ASC Topic 220 – “Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income and unrealized gains and losses from fair value adjustments on certain derivative instruments, net of allocations to noncontrolling interests.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into ASC Topic 810 – “Consolidation.”  This standard changes the approach to determining the primary beneficiary of a VIE and requires companies to more frequently assess whether they must consolidate a VIE.  This new standard was effective on the first annual reporting period that began after November 15, 2009.  As a result of this new standard, the Company reported the Scottsdale Venture, as defined and discussed in Note 11 “Purchase of Joint Venture Interests,” as a consolidated entity beginning on January 1, 2010.

In January 2010, the FASB issued an accounting standards update to ASC Topic 505 – “Equity.”  This update set forth guidance relating to accounting for distributions to shareholders with components of shares and cash.  It clarified that if a distribution to a shareholder allows them to receive cash or shares with the potential limitation on the amount of cash that all shareholders can elect to receive in the aggregate, the distribution is considered a share issuance that is reflected in earnings per share prospectively and is not a share dividend when applying Topic 505 – “Equity” and Topic 260 – “Earnings per Share” in the ASC.  This update was effective for interim and annual periods ending on or after December 15, 2009.  The Company adopted this guidance and it did not have any effect on the calculation of earnings per share as there were no distributions made in shares during the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures ASC Topic 820: Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company adopted this guidance and has provided the new disclosures as required.

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Operations required by ASC Topic 205 - “Presentation of Financial Statements” have been made in the financial statements in order to conform to the 2010 presentation.

3.	Tenant Accounts Receivable, Net

The Company’s tenant accounts receivable is comprised of the following components:

	December 31,
	2010	2009
Billed receivables	$7,179	$14,920
Straight-line receivables	14,805	17,618
Unbilled receivables	8,099	7,149
Less: allowance for doubtful accounts	(4,741)	(9,674)
Tenant accounts receivable, net	$25,342	$30,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

4.	Mortgage Notes Payable as of December 31, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
Mortgage Notes Payable	2010	2009	2010	2009
Fixed Rate:
Kierland Crossing, LLC (q)	$138,179	$-	5.94%	-	(l)	(b)	$138,179	(e)
Glimcher Northtown Venture, LLC (t)	37,000	40,000	6.02%	6.02%	(m)	(b)	$37,000	(f)
Glimcher Ashland Venture, LLC	22,413	23,081	7.25%	7.25%		(a)	$21,817	November 1, 2011
SDQ III Fee, LLC (Senior Loan)	12,500	-	5.50%	-		(b)	$12,500	(w)
Polaris Lifestyle Center LLC	23,400	23,400	5.58%	5.58%	(o)	(b)	$23,400	(h)
Dayton Mall Venture, LLC	51,789	52,948	8.27%	8.27%	(p)	(a)	$49,864	(i)
SDQ III Fee, LLC (Junior Loan)	3,500	-	6.00%	-		(b)	$3,500	(x)
PFP Columbus, LLC	131,581	134,436	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	147,138	150,274	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	101,709	103,752	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	55,518	56,637	7.54%	7.54%	(p)	(a)	$49,969	(j)
Glimcher Merritt Square, LLC	56,815	57,000	5.35%	5.35%		(c)	$52,914	September 1, 2015
SDQ Fee, LLC	69,838	-	4.91%	-		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,784	49,433	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,958	42,493	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	45,680	-	6.76%	-		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,706	-	6.76%	-		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,799	-	6.05%	-		(a)	$38,307	July 6, 2020
Tax Exempt Bonds (r)	19,000	19,000	6.00%	6.00%		(d)	$19,000	November 1, 2028
	1,166,307	812,454

Variable Rate:
Catalina Partners, LP (u)	40,000	42,250	3.54%	4.72%	(k)	(b)	$40,000	(v)
Morgantown Mall Associates, LP	38,675	39,335	3.76%	6.52%	(n)	(a)	$38,028	(g)
	78,675	81,585

Other:
Fair value adjustments	(1,223)	(1,485)
Extinguished/transferred debt	-	332,437		(s)

Mortgage Notes Payable	$1,243,759	$1,224,991

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan required monthly payments of interest only until October 2010; thereafter, monthly payments of principal and interest are required.
(d)	The loan requires semi-annual payments of interest.
(e)	The loan matures on May 29, 2011; however, the Company has two, one-year extension options that would extend the maturity date of the loan to May 29, 2013.
(f)	The loan matures on October 21, 2011; however, the Company has one, one-year extension option that would extend the maturity date of the loan to October 21, 2012.
(g)	The loan matures on October 13, 2011; however, the Company has two, one-year extension options that would extend the maturity date of the loan to October 13, 2013.
(h)	The loan matures on February 1, 2012; however, the Company has one, 18 month extension option that would extend the maturity date of the loan to August 1, 2013.
(i)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(j)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(k)
Interest rate of LIBOR plus 300 basis points. $30,000 has been fixed through a swap agreement at a rate of 3.64% at December 31, 2010.  The full loan amount was fixed at a rate of 4.72% through a swap agreement at December 31, 2009.

(l)	Interest rate of LIBOR plus 200 basis points fixed through a swap agreement at a rate of 5.94% at December 31, 2010.
(m)	Interest rate of LIBOR plus 300 basis points fixed through a swap agreement at a rate of 6.02% at December 31, 2010 and December 31, 2009.
(n)	Interest rate of LIBOR plus 350 basis points. Rate was fixed through a swap agreement at a rate of 6.52% at December 31, 2009.
(o)	Interest rate is the greater of LIBOR plus 275 basis points or 4.75% and is fixed through a swap agreement at a rate of 5.58% at December 31, 2010 and December 31, 2009.
(p)	Interest rate escalates after optional prepayment date.
(q)
Beginning in 2010, the Scottsdale Quarter joint venture is being included in the Company’s consolidated results.  It was previously classified as an unconsolidated entity.  The Company acquired the remaining ownership interest in October 2010.

(r)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(s)	Interest rates ranging from 5.09% to 8.37% at December 31, 2009.
(t)	The Company elected to make a $3,000 partial loan repayment in June 2010.
(u)	The Company elected to make a $2,250 partial loan repayment in December 2010.
(v)	The loan matures on April 23, 2012; however, the Company has one, one-year extension option that would extend the maturity date of the loan to April 23, 2013.
(w)	The loan matures on November 5, 2011; however, the Company has two, six month options that would extend the maturity date of the loan to November 5, 2012.
(x)
The maturity date is the earlier of:  a) commencement of construction on any portion of the Phase III Parcels secured by the loan, b) the sale or refinancing of all or any portion(s) of the Phase III Parcels secured by the loan, c) the maturity date of the SDQ Fee III (Senior Loan), or d) October 15, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,448,558 and $1,419,909 at December 31, 2010 and December 31, 2009, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at December 31, 2010.  Additionally, $164,788 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by GPLP as of December 31, 2010.

Principal maturities (excluding extension options) on mortgage notes payable during each of the five years subsequent to December 31, 2010 and thereafter, are as follows:

December 31,
2011	$264,303
2012	132,407
2013	138,054
2014	238,699
2015	172,947
Thereafter	297,349
Total	$1,243,759

5.	Notes Payable

In March 2010, GPLP closed on a $370,000 credit facility (the “Credit Facility”) with a maturity date in December 2010 and two one-year extension options available to GPLP, subject to the satisfaction of certain conditions.  The Company exercised the first extension option in October 2010 to extend the maturity date to December 2011.  A second one-year extension option remains available.  The Credit Facility is partially secured and amends the $470,000 unsecured credit facility that was due to expire in December 2010 (the “Prior Facility”).  The Credit Facility provides for a conditional reduction of the borrowing availability and three scheduled reductions.  However, due to capital raising events completed during 2010, the Company was able to permanently reduce the Credit Facility’s borrowing availability to $200,000 in the third quarter of 2010.  The Credit Facility is secured by perfected first mortgage liens with respect to two Mall Properties, two Community Center Properties, and certain other assets with a combined net book value of $76,218 at December 31, 2010.  Under the Credit Facility, the interest rate is LIBOR plus 4.0% with a LIBOR floor of 1.5%.  The Credit Facility contains customary covenants, representations, warranties, and events of default.  In April 2010, GPLP further amended the Credit Facility to modify the calculation used to determine fixed charges.  Under this modification, the calculation of fixed charges excludes dividends for the April perpetual preferred stock offering in excess of the first $50,000 of gross proceeds from such perpetual preferred stock issuance.  During the third quarter of 2010, the Credit Facility was modified to permit the Company to purchase land at Scottsdale Quarter and the maximum recourse limit was reduced from 27.5% to 25.0%.  During the fourth quarter of 2010, the Credit Facility was further modified to permit the Company to purchase additional development property known as Phase III (the “Phase III Parcels”) located adjacent to Scottsdale Quarter.  Management believes GPLP is in compliance with all covenants under the Credit Facility as of December 31, 2010.

At December 31, 2010, the commitment level on the Credit Facility was $200,000 and the outstanding balance on the Credit Facility was $153,553.  Additionally, $1,771 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2010, the unused balance of the Credit Facility available to the Company was $44,676 and the average interest rate on the outstanding balance was 5.58% per annum.

At December 31, 2009, the outstanding balance on the Prior Facility was $346,906.  Additionally, $21,405 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2009, the unused balance of the Prior Facility available to the Company was $101,689 and the interest rate on the outstanding balance was 2.12% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

6.	Income Taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income attributable to Glimcher Realty Trust	$5,853	$4,581	$16,769
Add: Net loss of taxable REIT subsidiaries	2,211	2,053	77
Net income from REIT operations (1)	8,064	6,634	16,846
Add: Book depreciation and amortization	79,028	79,979	77,552
Less: Tax depreciation and amortization	(54,406)	(57,931)	(56,178)
Book gain from capital transactions and impairments	(319)	(1,442)	(1,978)
Tax (loss) gain from capital transactions	(10,207)	(66,660)	2,380
Stock options	598	560	413
Executive compensation	-	(204)	(1,675)
Intangible assets	(775)	(1,679)	(2,720)
Other book/tax differences, net	(343)	2,448	(1,490)
Taxable income (loss) before adjustments	21,640	(38,295)	33,150
Less: Capital gains	-	-	(3,909)
Adjusted taxable income (loss) subject to 90% requirement	$21,640	$(38,295)	$29,241

(1)	Adjustments to “Net income from REIT operations” are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

At December 31, 2010, GRT has a tax loss carryforward of $40,326.  This net operating loss can be used in future years to reduce taxable income.  The tax loss carryforward will expire in 2029.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Cash dividends paid	$50,153	$44,011	$71,836
Less: Dividends designated to prior year	-	(4,359)	(22,479)
Plus: Dividends designated from following year	-	-	4,359
Less: Portion designated return of capital	(28,513)	(39,652)	(20,566)
Dividends paid deduction	$21,640	$-	$33,150

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.0089	2.23%	$-	-%	$0.3667	38.20%
Return of capital	0.3911	97.77	0.6200	100.00	0.5443	56.70
Capital gains	-	-	-	-	0.0174	1.81
Unrecaptured Section 1250 gain	-	-	-	-	0.0316	3.29
	$0.4000	100.00%	$0.6200	100.00%	$0.9600	100.00%

For 2010, 2009, and 2008 the common share dividends declared in December and paid in January are reported in the 2011, 2010, and 2009 tax years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.1876	100.00%	$-	-%	$1.9297	88.21%
Return of capital	-	-	1.6407	100.00	-	-
Capital gains	-	-	-	-	0.0918	4.20
Unrecaptured Section 1250 gain	-	-	-	-	0.1661	7.59
	$2.1876	100.00%	$1.6407	100.00%	$2.1876	100.00%

For 2010 and 2009, the Series F Preferred dividends declared in December and paid in January are reported in the 2011 and 2010 tax years, respectively.  For 2008, the Series F Preferred dividend declared in December and paid in January was deemed paid on December 31, 2008, per Internal Revenue Code section 857(b)(9) and therefore reportable in the 2008 tax year.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0312	100.00%	$-	-%	$1.7917	88.20%
Return of capital	-	-	1.5234	100.00	-	-
Capital gains	-	-	-	-	0.1543	7.60
Unrecaptured Section 1250 gain	-	-	-	-	0.0852	4.20
	$2.0312	100.00%	$1.5234	100.00%	$2.0312	100.00%

For 2010 and 2009, the Series G Preferred dividends declared in December and paid in January will be reported in the 2011 and 2010 tax years, respectively.  For 2008, the Series G Preferred dividend declared in December and paid in January was deemed paid on December 31, 2008, per IRC section 857(b)(9) and therefore reportable in the 2008 tax year.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

Deferred tax assets (liabilities):

	2010	2009	2008
Investment in partnership	$78	$129	$240
Capitalized development costs	(1,148)	(1,148)	(1,263)
Depreciation and amortization	76	(69)	(8)
Charitable contributions	22	22	22
Accrued bonuses	140	232	337
Interest expense	4,075	3,911	2,698
Other	(1,261)	(3)	3
Net operating losses	5,759	4,723	2,467
Net deferred tax asset	7,741	7,797	4,496
Valuation allowance	(7,741)	(7,797)	(4,496)
Net deferred tax asset after valuation allowance	$-	$-	$-

The gross tax loss carryforwards total $14,398 at December 31, 2010 and will begin to expire in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The income tax provision consisted of $4, $4, and $8 in 2010, 2009 and 2008, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in Consolidated Statements of Operations and Comprehensive Income differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries, as a result of state income taxes and the utilization of tax loss carryforwards.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

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

ASC Topic – 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company has compiled a listing of its tax positions.  Positions such as the Company’s transfer pricing model, REIT income test assumptions, apportionment and allocation of income and evaluation of prohibited transactions by REITs were evaluated.  The Company concluded that tax positions taken will more likely than not be sustained at the full amount upon examination.  As the Company did not conclude that any uncertain tax positions existed, there was no tax benefit or penalty recognized in the financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2010.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010.  The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2010 or in the Consolidated Balance Sheets as of December 31, 2010.  As of December 31, 2010, returns for the calendar years 2007 through 2009 remain subject to examination by U.S. in various state tax jurisdictions.

7.	Preferred Shares

GRT’s Amended and Restated Declaration of Trust authorizes GRT to issue up to an aggregate 150,000,000 shares of GRT, consisting of Common Shares and/or one or more series of preferred shares of beneficial interest.

On August 25, 2003, GRT completed a $60,000 public offering of 2,400,000 shares of Series F Preferred Shares, par value $0.01 per share, at a purchase price of $25.00 per Series F Preferred Share.  Aggregate net proceeds of the offering were $58,110.  Distributions on the Series F Preferred Shares are payable quarterly in arrears.  GRT generally may redeem the Series F Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

On February 23, 2004, GRT completed a $150,000 public offering of 6,000,000 shares of Series G Preferred Shares.  Aggregate net proceeds of the offering were $145,300.  Distributions on the Series G Preferred Shares are payable quarterly in arrears.  GRT generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

On April 28, 2010, GRT completed a $75,285 public offering of 3,500,000 shares of Series G Preferred Shares, which included accrued dividends of $534.  GRT incurred $2,677 in issuance costs in connection with the Series G Preferred Shares.  Aggregate net proceeds received from the offering were $72,608.   GRT generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions .  The offering represented a re-opening of GRT’s original issuance of Series G Preferred Shares.  At December 31, 2010, GRT has 9,500,000 Series G Preferred Shares outstanding.

8.	Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate all interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the year ended December 31, 2010, the Company reflected $60 of hedge ineffectiveness in earnings.  The Company recorded no hedge ineffectiveness in earnings during the years ended December 31, 2009 and 2008.

Amounts reported in OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $3,310 will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $244,400.  All four derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2010, 2009 and 2008:

	Liability Derivatives
	As of December 31,
		2010	2009	2008
	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Accounts Payable and Accrued Expenses	$3,378	$3,599	$6,743

The derivative instruments were reported at their fair value of $3,378, $3,599 and $6,743 in accounts payable and accrued expenses at December 31, 2010, 2009 and 2008, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest participation).  Over time, the unrealized gains and losses held in OCL will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2010, 2009 and 2008:

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Hedging Relationships	Years ending December 31,				Years ending December 31,
	2010	2009	2008		2010	2009	2008

Interest Rate Products	$(2,344)	$(3,024)	$(7,456)	Interest expense	$(8,922)	$(6,168)	$(1,084)

Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion And Amount Excluded from Effectiveness Testing) Years ending December 31,
	2010	2009	2008

Interest expense	$(60)	-	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

During the year ended December 31, 2010, the Company recognized additional other comprehensive income of $6,578 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2010, net of $8,922 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $169 of OCL to noncontrolling interest participation during the year ended December 31, 2010.  During the year ended December 31, 2009, the Company recognized additional other comprehensive income of $3,144 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2009, net of $6,168 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $187 of Accumulated other comprehensive income to noncontrolling interest participation during the year ended December 31, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.  During the year ended December 31, 2008, the Company recognized additional other comprehensive loss of $6,372 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2008, net of $1,084 in reclassifications to earnings for interest rate swap settlements during the period.  During the year ended December 31, 2010, the Company had $60 of hedge ineffectiveness in earnings.  During the years ended December 31, 2009 and 2008, the Company had no hedge ineffectiveness in earnings.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

Credit risk-related Contingent Features

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

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3,978.  As of December 31, 2010, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at December 31, 2010, 2009 and 2008, it would have been required to settle its obligations under the agreements at their termination value of $3,978, $4,049 and $7,126, respectively.

9.	Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosure.”  Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s derivative liabilities measured at fair value on a recurring basis as of December 31, 2010, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

The Company had two fair value measurements using significant unobservable inputs (Level 3) in 2009.  The fair value measurements relate to an embedded derivative liability and the fair market value of the Company’s investment in the VBF Venture (as described in Note 13 “Investment in Joint Ventures – Consolidated”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

As of December 31, 2008, the fair value of the embedded derivative liability was $1,622 and the Company’s investment in the VBF Venture was $7,080.  During the fourth quarter of 2009, the Company determined that any future development of the VBF Venture was unlikely.  Accordingly, the Company recorded adjustments to record the values of the embedded derivative liability and its investment in the VBF Venture to fair value.  The Company recorded a gain related to the embedded derivative liability of $1,622 which is recorded as a component of “Other expenses, net” in the Consolidated Statements of Operations and Comprehensive Income. With this adjustment, the embedded derivative liability is zero.  The Company also recorded a $3,422 non-cash impairment charge related to the adjustment of its investment in the VBF Venture to fair value.  The Company assessed comparable land values through an independent appraisal which was used to determine the impairment adjustment.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative instruments, net	$-	$3,378	$-	$3,378

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Assets:
VBF Venture	$-	$-	$3,658	$3,658

Liabilities:
Derivative instruments, net	$-	$3,599	$-	$3,599

10.	Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2035.  The minimum future base rentals for each of the next five years and thereafter under non-cancelable operating leases as of December 31, 2010 are as follows:

Year Ending December 31,
2011	$143,523
2012	122,321
2013	108,550
2014	92,817
2015	75,156
Thereafter	253,994
Total	$796,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments which caused rental revenue to increase (decrease) by $721, $(1,144), and $(1,750), for the years ended December 31, 2010, 2009 and 2008, respectively.  In 2010, 2009, and 2008, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

11.	Purchase of Joint Venture Interests

In 2006, a GPLP subsidiary entered into a joint venture (“Scottsdale Venture”) with an affiliate of the Wolff Company (“Wolff”).  The purpose of the Scottsdale Venture is to build a premium retail and office complex consisting of approximately 600,000 square feet of gross leasable space in Scottsdale, Arizona (“Scottsdale Quarter”).

Prior to January 1, 2010, the Company’s interest in this venture was accounted for using the equity method of accounting in accordance with ASC Topic 323 – “Investments-Equity Method and Joint Ventures.”

As a result of the adoption of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into ASC Topic 810 – “Consolidation,” the Company evaluated the key control activities that could potentially provide a substantial impact to the entity’s overall economic performance.  After analyzing all of these key control activities, the Company determined it has the power to control as well as the obligation to absorb losses and the rights to receive benefits significant to the Scottsdale Venture.  Accordingly, the Company began reporting the Scottsdale Venture as a consolidated joint venture on a prospective basis effective January 1, 2010.

The Scottsdale Venture is the tenant under a ground lease for a portion of the ground at Scottsdale Quarter.  On September 9, 2010, a GPLP subsidiary purchased the fee interest in the ground from an affiliate of Wolff for $96,000 and became the landlord under the ground lease.

On October 15, 2010, a GPLP subsidiary purchased Wolff’s 50% joint venture interest, for nominal consideration, in the Scottsdale Venture. With this purchase, the GPLP subsidiary acquired all of the equity interests in Scottsdale Quarter. As of October 15, 2010 the Scottsdale Venture was dissolved, and accordingly, Scottsdale Quarter is now being reported as a wholly-owned property.

12.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of December 31, 2010 consisted of an investment in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

●	Blackstone Venture

In March 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed entity (“Blackstone Joint Venture”). Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”) in a transaction accounted for as a partial sale. The gross sales price for the 60% interest was $192,000. After 60% of the debt assumed of $129,191, and customary closing costs, GPLP received net proceeds of $60,070. A gain of $547 related to this transaction is reflected in the 2010 Consolidated Statement of Operations and Other Comprehensive Income as other revenue.

●	Pearlridge Venture

Consists of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone. The gross purchase price for the Pearlridge Venture was $245,000. The Pearlridge Venture owns and operates Pearlridge Center which is located on 44.63 acres in Aiea, Hawaii.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(dollars in thousands, except share and unit amounts)

●	ORC Venture

Consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture owns and operates two Mall Properties - Puente Hills Mall and Tulsa Promenade.

●	SurpriseVenture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that was developed.  The Surprise Venture constructed Surprise Town Square, a 25,000 square foot community center on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $3,175, $3,966 and $4,513 for the years ended December 31, 2010, 2009 and 2008, respectively.

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company’s investment in unconsolidated entities, accounted for using the equity method, is presented below.

The Scottsdale Venture’s financial position and operating results are reported in the joint venture Balance Sheet as of December 31, 2009 and Statements of Operations for the years ended December 31, 2009 and December 31, 2008 listed below.  Effective January 1, 2010, the Scottsdale Venture was consolidated and therefore excluded from the December 31, 2010 joint venture Balance Sheet and Statements of Operations.

With the transfer of its interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the assets, liabilities and equity for both of these properties are included in the December 31, 2010 joint venture Balance Sheet.  As of December 31, 2009, both Lloyd and WestShore were consolidated properties and are excluded from the December 31, 2009 joint venture Balance Sheet and the Statements of Operations for the years ended December 31, 2009 and December 31, 2008.  The Statement of Operations for the year ended December 31, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through December 31, 2010.

With the purchase of its interest in Pearlridge Center by the Pearlridge Venture on November 1, 2010, the assets, liabilities and equity for this Property are included in the December 31, 2010 joint venture Balance Sheet.  The Pearlridge Venture is not included in the December 31, 2009 joint venture Balance Sheet and Statements of Operations for the years ended December 31, 2009 and December 31, 2008.  The Statement of Operations for the year ended December 31, 2010 includes the results of operations for the Pearlridge Venture for the period November 1, 2010 through December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The joint venture Balance Sheets and Statements of Operations, in each period reported, include both the ORC Venture and Surprise Venture.

Balance Sheets	December 31,
	2010	2009
Assets:
Investment properties at cost, net	$760,144	$282,687
Construction in progress	9,934	180,230
Intangible assets (1)	38,465	6,552
Other assets	44,308	21,805
Total assets	$852,851	$491,274

Liabilities and Members’ Equity:
Mortgage notes payable	$465,715	$207,946
Notes payable (2)	5,000	5,000
Intangibles (3)	30,586	5,452
Other liabilities (4)	13,226	56,470
	514,527	274,868
Members’ equity	338,324	216,406
Total liabilities and members’ equity	$852,851	$491,274

GPLP’s share of members’ equity	$138,238	$131,570

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $5,767 and $204 for above-market acquired leases as of December 31, 2010 and December 31, 2009, respectively, and $36,353 and $5,656 for below-market acquired leases as of December 31, 2010 and December 31, 2009, respectively.

(4)	Includes a liability for the straight-line adjustment for a ground lease at Scottsdale Quarter for $29,473 on December 31, 2009. In 2010, the Scottsdale Venture is reported as a consolidated entity.

	December 31,
	2010	2009
GPLP’s share of members’ equity	$138,238	$131,570
Advances and additional costs	(44)	7,328
Investment in and advances to unconsolidated entities	$138,194	$138,898

	For the Years Ended December 31,
Statements of Operations	2010	2009	2008
Total revenues	$75,440	$30,811	$33,369
Operating expenses	36,180	19,148	17,457
Depreciation and amortization	22,251	10,893	10,582
Operating income	17,009	770	5,330
Other expenses, net	908	31	40
Interest expense, net	16,029	7,006	6,619
Net income (loss)	72	(6,267)	(1,329)
Preferred dividend	31	31	31
Net income (loss) from the Company’s unconsolidated real estate entities	$41	$(6,298)	$(1,360)

GPLP’s share of income (loss) from the Company’s unconsolidated real estate entities	$31	$(3,191)	$(709)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

13.	Investment in Joint Ventures - Consolidated

As of December 31, 2010, the Company has an interest in a consolidated VIE joint venture, the VBF Venture (defined below).  The Company has determined that the venture qualifies as a VIE under ASC Topic 810 and that the Company is the primary beneficiary of the joint venture, as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

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

The Company did not provide any additional financial support to the VBF Venture during the twelve months ended December 31, 2010.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

During the fourth quarter of 2009 as part of its normal quarterly review, the Company recognized a $3,422 non-cash impairment charge on the VBF Venture.   The Company determined that it was unlikely that the land would be developed. As land values have declined in Florida, the Company assessed comparable land values through an independent appraisal which was used to determine the impairment adjustment.  The Company is not currently committed to sell the land.

The Company also has an embedded derivative liability associated with this development that had a fair value of $1,622 at December 31, 2008.  During the fourth quarter of 2009, the Company determined that any future development of this land by the Company was unlikely.  Accordingly, the Company recorded this decrease in value of the embedded derivative and recorded a gain in the Consolidated Statement of Operations and Comprehensive Income in “Other expenses, net.”

The carrying amounts and classification of the VBF Venture total assets at December 31, 2010 are as follows:

	December 31, 2010	December 31, 2009
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,668	$3,668

There are no financial statement liabilities associated with the VBF Venture other than the derivative liability discussed above which is valued at zero in both periods.

The VBF Venture is a separate legal entity, and is not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the VBF Venture except as permitted by applicable law or regulation, or agreement.  Also, creditors of the VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

14.	Related Party Transactions

Huntington Insurance, Inc. (successor-in-interest of the Archer-Meek-Weiler Insurance Agency)

The Company has engaged Huntington Insurance, Inc. (f/k/a Sky Insurance) as its agent for the purpose of obtaining property, liability, directors and officers, and employee practices liability insurance coverage.  Sky Insurance, Inc., a subsidiary of Huntington Bancshares Corporation and now known as Huntington Insurance, Inc., acquired The Archer-Meek-Weiler Insurance Agency (“Archer-Meek-Weiler”), our previous insurance agent, in October 2007.  Mr. Alan R. Weiler, a Class II Trustee, currently serves as Senior Vice President of Huntington Insurance, Inc.  In connection with serving as an insurance agent for the Company and securing the above-described insurance coverage, Huntington Insurance, Inc. received commissions and fees of $340, $360, and $395 for years ended December 31, 2010, 2009, and 2008, respectively.  The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Mr. Weiler’s children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc. (n/k/a Huntington Insurance, Inc.).

Leasing Activity

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases five locations in the Company’s Properties.  Rents were $364, $400 and $331 for the years ended December 31, 2010, 2009 and 2008, respectively.

Herbert Glimcher, the Company’s Chairman Emeritus and a Class III Trustee, has a 33.3% interest in a limited liability company that has executed a commercial lease for one location in one of the Company’s regional mall properties.  No rents or other lease charges were received by the Company for the aforementioned lease during the fiscal year ended December 31, 2010.  At December 31, 2010, the Company was in the process of constructing a store in such location and has expended approximately $18 on such construction.  The lease has a ten year initial term with annual base rents of approximately $77.5 per year.  The base rent, percentage rent, and other lease related charges for such location were negotiated and are customary for the respective location.

Consulting Agreement with Former Trustee

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

15.	Commitments and Contingencies

The Operating Partnership leases office and parking space for its corporate headquarters under two operating leases that have initial terms of ten years and five years, respectively, commencing in 2008.  Future minimum rental payments for each of the next five years and thereafter, as of December 31, 2010 are as follows:

Year Ending December 31,	Office and Parking Leases
2011	$653
2012	653
2013	541
2014	534
2015	534
Thereafter	1,292
Total	$4,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Office rental and parking expenses including reimbursement for common area maintenance costs for the years ended December 31, 2010, 2009 and 2008 were $1,188, $1,151 and $1,048, respectively.

At December 31, 2010, there were 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2010 is $24,457 based upon a per unit value of $8.19 at December 31, 2010 (based upon a five-day average of the Common Stock price from December 23, 2010 to December 30, 2010).

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the consolidated statements of operations.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually.  The guarantee agreement does allow the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by the City above specified annual levels over the Franchise Assessment period of 30 years. Through December 31, 2010, the Company has made $17,560 in payments under this guarantee agreement.  Of these payments, $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of December 31, 2010 and 2009, that the Company anticipates recovering from excess franchise assessments collected by the city.  During 2010, the Company was relieved from its limited guarantee of franchise taxes.

The Company has reserved $118 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, relating to environmental assessment and monitoring matters.

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with SFAS No. 5, “Accounting for Contingencies,” which was primarily codified into ASC Topic 450 - “Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse effect on the Company’s consolidated financial condition or results of operations taken as a whole.

16.	Stock-Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Shares issued for the years ended December 31, 2010, 2009, and 2008 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.  The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

The related compensation expense recorded for the years ended December 31, 2010, 2009 and 2008 was $897, $753, and $787 respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $1,641 over a weighted average period of 2.8 years.  During the years ended December 31, 2010, 2009 and 2008 the aggregate intrinsic value of shares that vested was $854, $464, and $379, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

A summary of the status of restricted Common Stock at December 31, 2010, 2009 and 2008 and changes during the years ending on those dates are presented below:

	Activity for the Years Ending December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	350,056	$9.544	187,165	$18.977	112,388	$26.180
Shares granted	180,666	$4.510	180,666	$1.400	90,333	$10.940
Shares vested	(32,275)	$26.474	(17,775)	$26.100	(15,556)	$24.346
Shares outstanding	498,447	$6.623	350,056	$9.544	187,165	$18.977

Long Term Incentive Awards

During the first quarter of 2007, the Company adopted a new Long Term Incentive Plan for Senior Executives (the “LTIP Plan”).  At the time of the adoption of the LTIP Plan, performance shares were allocated to certain senior executive officers.  The total number of performance shares allocated to all participants was 104,300.

The compensation costs recorded in connection with the LTIP Plan were calculated in accordance with ASC Topic 718 “Compensation – Stock Compensation” and were calculated using the following assumptions: risk free rate of 4.5%, volatility of 23.1% and a dividend yield of 7.05%.  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period (defined below).  The fair value of the performance shares allocated under the LTIP Plan was determined to be $18.79 per share for a total compensation amount of $1,960 to be recognized over the Performance Period.

Whether or not a participant receives performance shares under the LTIP Plan is determined by: (i) the outcome of the Company’s total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2007 to December 31, 2009 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of sixteen retail oriented real estate investment companies (the “Peer Group”) and (ii) the timely payment of quarterly dividends by the Company during the Performance Period on its Common Shares at dividend rates no lower than those paid during fiscal year 2006 (the “Dividend Criterion”).

During 2008, the Company made a change in its dividend policy which precluded the Company from satisfying the Dividend Criterion under the Incentive Plan and paying awards under the LTIP Plan.  Accordingly, compensation expense of $555 that was recorded prior to the dividend change was reversed during the first quarter of 2008.  There were no awards issued from the LTIP Plan during 2010 or 2009 and accordingly, no expense was recorded.

17.	Stock Option Plans

GRT has established the 1997 Incentive Plan (the “Incentive Plan”) and the 2004 Incentive Compensation Plan (“2004 Plan”) for the purpose of attracting and retaining the Company’s trustees, executive and other employees (the Incentive Plan and the 2004 Plan are collectively referred to as the “Plans”).  There are 440,929 options outstanding under the Incentive Plan of which all are exercisable; and 1,236,007 options outstanding under the 2004 Plan of which 757,658 are exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Options granted under the Company’s stock option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s stock option plans was $171, $157, and $232 for the years ended December 31, 2010, 2009 and 2008, respectively.  The amount of compensation expense related to stock options that we expect to recognize in future periods is $290 over a weighted average period of 2.1 years.

A summary of the status of the Company’s Plans at December 31, 2010, 2009 and 2008 and changes during the years ending on those dates are presented below:

Option Plans:	Options	2010 Weighted Average Exercise Price	Options	2009 Weighted Average Exercise Price	Options	2008 Weighted Average Exercise Price
Outstanding at beginning of year	1,677,441	$19.275	1,425,843	$23.044	1,411,097	$24.013
Granted	297,766	$4.490	299,266	$1.428	121,750	$10.940
Exercised	(18,668)	$1.400	-	$-	-	$-
Forfeited	(279,603)	$20.255	(47,668)	$19.982	(107,004)	$22.053
Outstanding at end of year	1,676,936	$16.685	1,677,441	$19.275	1,425,843	$23.044

Exercisable at end of year	1,198,587	$21.847	1,279,258	$23.628	1,148,815	$23.803

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2010	2009	2008
Weighted average per share value of options granted	$1.68	$0.11	$0.58
Weighted average risk free rates	2.4%	1.8%	2.8%
Expected average lives in years	5.00	5.00	5.00
Annual dividend rates	$0.4000	$0.4000	$1.2800
Weighted average volatility	82.8%	70.6%	26.6%

The Company uses the following methods to determine its significant assumptions as it relates to calculating the fair value of options:  the weighted average risk free rates are derived from the five year treasury notes issued before the options are granted; the expected lives are calculated by using historical activity from options granted to the end of the previous year; the annual dividend rates are calculated based upon the Company’s current annual dividend; and the weighted average volatility percentage is primarily calculated by using a rolling five year period ending on the date of the new options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table summarizes information regarding the options outstanding at December 31, 2010 under the Company’s Plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$14.750	30,982	0.2	$14.750	30,982	0.2	$14.750
$17.610	62,503	1.2	$17.610	62,503	1.2	$17.610
$18.930 – $22.360	151,754	2.2	$18.968	151,754	2.2	$18.968
$19.560 – $26.690	257,833	3.3	$25.363	257,833	3.3	$25.363
$24.740 – $25.670	215,000	4.2	$25.562	215,000	4.2	$25.562
$25.220	241,167	5.3	$25.220	241,167	5.3	$25.220
$21.450 – $27.280	107,250	6.2	$26.993	107,250	6.2	$26.993
$10.940	86,250	7.2	$10.940	57,506	7.2	$10.940
$1.400 – $3.070	250,431	8.2	$1.433	74,592	8.2	$1.437
$3.300 - $4.510	273,766	9.2	$4.488	-	-	$-
	1,676,936	5.5	$16.685	1,198,587	4.3	$21.847

All options granted under the Plans primarily are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  There were no options that were exercisable immediately granted during the years ended December 31, 2008, 2009 or 2010.  The aggregate intrinsic value of those options outstanding as of December 31, 2010 was $2,816.  The intrinsic value of options exercisable at December 31, 2010 was $519.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Aggregate intrinsic value of options exercised	$101	$-	$-
Aggregate fair value of options vested	$133	$210	$294

18.	Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under IRC Section 401(k) for eligible employees, which contains a cash or deferred arrangement which permits participants to defer up to a maximum 100% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.   For the 2008 year the Company’s 401(k) plan qualified as a safe harbor plan.   For the year ended December 31, 2008 participants’ salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%.  In May 2009, the Company suspended the matching provision on qualifying compensation, thus suspending the safe harbor provision of the 401(k) plan.  The Company contributed $0, $340, and $816 to the plan in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

19.	Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional Common Shares and/or automatically reinvest their distributions in Shares.  In order to fulfill its obligations under the plan, the Company may purchase Shares in the open market or issue Shares that have been registered and authorized specifically for the plan.  During the year ended December 31, 2010 the Company received $180 in proceeds from the Distribution Reinvestment and Share Purchase Plan.  As of December 31, 2010, 2,100,000 Shares were authorized of which 413,306 Shares have been issued.

20.	Secondary Offerings

On September 22, 2009, GRT completed a secondary public offering of 30,666,667 Common Shares at a price of $3.75 per share, which included 4,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares.  The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $108,857.

On July 30, 2010, GRT completed a secondary public offering of 16,100,000 Common Shares at a price of $6.25 per share, which included 2,100,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses were $95,615.

21.	Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2010			2009			2008
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS
Income from continuing operations	$745			$5,267			$17,943
Less: Preferred stock dividends	(22,236)			(17,437)			(17,437)
Noncontrolling interest adjustments (1)	5,459			726			-
(Loss) income from continuing operations	$(16,032)	75,738	$(0.21)	$(11,444)	46,480	$(0.25)	$506	37,775	$0.01

Loss from discontinued operations	$(365)			$(1,507)			$(1,174)
Noncontrolling interest adjustments (1)	14			95			-
Loss from discontinued operations	$(351)	75,738	$(0.00)	$(1,412)	46,480	$(0.03)	$(1,174)	37,775	$(0.03)
Net loss to common shareholders	$(16,383)	75,738	$(0.22)	$(12,856)	46,480	$(0.28)	$(668)	37,775	$(0.02)

Diluted EPS
Income from continuing operations	$745	75,738		$5,267	46,480		$17,943	37,775
Less: Preferred stock dividends	(22,236)			(17,437)			(17,437)
Noncontrolling interest adjustments (2)	4,782			-			-
Operating Partnership Units		2,986			2,986			2,987
(Loss) income from continuing operations	$(16,709)	78,724	$(0.21)	$(12,170)	49,466	$(0.25)	$506	40,762	$0.01

Loss from discontinued operations	$(365)	78,724	$(0.00)	$(1,507)	49,466	$(0.03)	$(1,174)	40,762	$(0.03)
Net loss to common shareholders before noncontrolling interest	$(17,074)	78,724	$(0.22)	$(13,677)	49,466	$(0.28)	$(668)	40,762	$(0.02)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS because to do so would have been antidilutive for 2008.  The number of such options was 1,426 for the year ended December 31, 2008.  All Common Stock equivalents have been excluded in 2010 and 2009.  The Company has issued restricted shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and have been included in the weighted average outstanding share amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

22.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.63% to 6.33% per annum at December 31, 2010 and from 4.12% to 7.30% at December 31, 2009), the fair value of GRT’s mortgage notes payable is estimated at $1,262,591 and $1,208,573 at December 31, 2010 and December 31, 2009, respectively, compared to its carrying amounts of $1,243,791 and $1,224,991, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

23.	Acquisitions

Intangibles as of December 31, 2010, which were recorded at the acquisition date, are associated with the acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place, Polaris Towne Center and Merritt Square Mall.  As of December 31, 2009, the intangibles also include WestShore.  As of December 31, 2010, the intangibles for WestShore are reported in investments in and advances to unconsolidated real estate entities and are discussed in Note 12 “Investment in and Advances to Unconsolidated Real Estate Entities.”  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in-place leases for $5,339. The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.9 years.  Amortization of the tenant relationship is recorded as amortization expense on a straight-line basis over a remaining average amortization period of 5.7 years. Amortization of the in-place lease value is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 9.1 years.  Net amortization for all of the acquired intangibles is an increase to net income in the amount of $33, $459 and $264 for the years ended December 31, 2010, 2009 and 2008, respectively.  The net book value of the above-market leases is $1,659 and $3,713 as of December 31, 2010 and 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the below-market leases is $3,134 and $9,190 as of December 31, 2010 and 2009, respectively, and is included in the accounts payable and accrued liabilities on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $1,852 and $2,181 as of December 31, 2010 and 2009, respectively, and is included in prepaid and other assets on the Consolidated Balance Sheets.  The net book value of in-place leases is $1,140 and $1,607 as of December 31, 2010 and 2009, respectively, and is included in buildings, improvements and equipment on the Consolidated Balance Sheets.

The table below shows the net amortization of intangibles as a decrease to net income over the next five years as follows:

Year Ending December 31,
2011	$110
2012	152
2013	309
2014	324
2015	287
Total	$1,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

24.	Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income.  The table below summarizes key financial results for these discontinued operations:

	For the Years Ended December 31,
	2010	2009	2008
Revenues	$(7)	$3,382	$11,980
Operating expenses	(84)	(3,183)	(9,435)
Operating (loss) income	(91)	199	2,545
Interest expense, net	(59)	(1,235)	(4,963)
Net loss from operations	(150)	(1,036)	(2,418)
(Loss) gain on disposition of properties	(215)	(288)	1,244
Impairment loss, net	-	(183)	-
Net loss from discontinued operations	$(365)	$(1,507)	$(1,174)

The reduction in revenue, operating expenses and interest expense for the year ended December 31, 2010 relate primarily to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which was disposed of during the third quarter of 2009 and the sale of The Great Mall of the Great Plains located in Olathe, Kansas (“Great Mall”) and related repayment of the mortgage debt on the property in January of 2009.

Loss on disposition of properties during the year ended December 31, 2010 relates to a litigation settlement pertaining to one of the Company’s sold properties.

The impairment charge during the year ended December 31, 2009 related primarily to Eastland Charlotte.  In the third quarter of 2009, the Company conveyed Eastland Charlotte to the lender and the Company was released of all obligations under the loan agreement.  The $288 loss represents the excess value of the disposed group of assets for Eastland Charlotte as compared to the liabilities assumed by the lender, which includes the $42,229 mortgage balance.

25.	Subsequent Events

On January 11, 2011, GRT completed a secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share, which included 1,822,620 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares.  The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses were $116,747.  The Company used the proceeds of the offering to reduce the outstanding borrowings on the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

26.	Interim Financial Information (unaudited)

The following presents a summary of the unaudited financial information for the years ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter
Total revenues	$75,767	$63,935	$64,811	$70,259
Operating income	$20,877	$16,822	$17,745	$22,913
Net income (loss) attributable to Glimcher Realty Trust	$712	$(1,307)	$1,534	$4,914
Net loss to common shareholders	$(3,647)	$(6,910)	$(4,603)	$(1,223)
Earnings per share (basic)	$(0.05)	$(0.10)	$(0.06)	$(0.01)
Earnings per share (diluted)	$(0.05)	$(0.10)	$(0.06)	$(0.01)

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter
Total revenues	$78,341	$75,783	$74,722	$79,579
Operating income	$20,728	$23,081	$22,830	$22,274
Net income (loss) attributable to Glimcher Realty Trust	$804	$3,031	$1,925	$(1,179)
Net loss to common shareholders	$(3,555)	$(1,328)	$(2,435)	$(5,538)
Earnings per share (basic)	$(0.09)	$(0.03)	$(0.06)	$(0.08)
Earnings per share (diluted)	$(0.09)	$(0.03)	$(0.06)	$(0.08)

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2010
(dollars in thousands)

				Costs							Life
				Capitalized Subsequent to	Gross Amounts at Which						Upon Which Depreciation
		Initial Cost		Acquisition	Carried at Close of Period				Date		in Latest
Description and Location	Encumbrances		Buildings and Improvements	Improvements and		Buildings and Improvements	Total	Accumulated	Construction Was	Date	Statement of Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

MALL PROPERTIES

Ashland Town Center
Ashland, KY	$22,413	$3,866	$21,454	$17,686	$4,144	$38,862	$43,006	$16,367	1989		[e]
Colonial Park Mall
Harrisburg, PA	$40,000	9,765	43,770	2,493	9,704	46,324	56,028	20,032		2003	[e]
Dayton Mall
Dayton, OH	$51,789	9,068	90,676	37,745	8,710	128,779	137,489	45,091		2002	[e]
Eastland Mall
Columbus, OH	$41,958	12,570	17,794	30,391	12,555	48,200	60,755	19,320		2003	[e]
Grand Central Mall
Parkersburg, WV	$44,799	3,961	41,135	36,398	3,735	77,759	81,494	32,256		1993	[e]
Indian Mound Mall
Newark, OH	$-	892	19,497	11,270	773	30,886	31,659	19,875	1986		[e]
Jersey Gardens Mall
Elizabeth, NJ	$147,138	32,498	206,478	36,935	34,479	241,432	275,911	93,211	2000		[e]
The Mall at Fairfield Commons
Beavercreek, OH	$101,709	5,438	102,914	20,325	6,949	121,728	128,677	56,056	1993		[e]
The Mall at Johnson City
Johnson City, TN	$54,706	4,462	39,439	36,748	10,146	70,503	80,649	20,088		2000	[e]
Merritt Square
Merritt Island, FL	$56,815	14,460	70,810	(1,509)	14,460	69,301	83,761	9,323		2007	[e]
Morgantown Mall
Morgantown, WV	$38,675	1,273	40,484	7,334	1,381	47,710	49,091	24,770	1990		[e]
New Towne Mall
New Philadelphia, OH	$-	1,190	23,475	8,566	1,107	32,124	33,231	18,531	1988		[e]
Northtown Mall
Blaine, MN	$37,000	13,264	40,988	38,843	15,527	77,568	93,095	25,426		1998	[e]
Polaris Fashion Place
Columbus, OH	$131,581	36,687	167,251	10,907	38,850	175,995	214,845	54,853		2004	[e]
Polaris Lifestyle Center
Columbus, OH	$23,400	5,382	52,638	2,144	5,382	54,782	60,164	4,524	2009		[e]
River Valley Mall
Lancaster, OH	$48,784	875	26,910	25,023	2,228	50,580	52,808	26,011	1987		[e]
Scottsdale Quarter
Scottsdale, AZ	$208,017	49,824	127,395	-	49,824	127,395	177,219	4,283		2010	[e]
Supermall of Great NW
Auburn, WA	$55,518	1,058	104,612	2,656	7,548	100,778	108,326	46,738		2002	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	10,840	3,298	34,258	37,556	18,327		1998	[e]

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2010
(dollars in thousands)

				Costs Capitalized							Life Upon Which
				Subsequent to	Gross Amounts at Which						Depreciation
		Initial Cost		Acquisition	Carried at Close of Period				Date		in Latest
Description			Buildings and	Improvements		Buildings and			Construction		Statement
and Location	Encumbrances		Improvements	and		Improvements	Total	Accumulated	Was	Date	of Operations
of Property	[d]	Land	[a]	Adjustments	Land [b]	[c]	[b] [c]	Depreciation	Completed	Acquired	is Computed

COMMUNITY CENTERS

Morgantown Commons
Morgantown, WV	$-	$175	$7,549	$13,514	$175	$21,063	$21,238	$9,364	1991		[e]
Ohio River Plaza
Gallipolis, OH	$-	502	6,373	1,343	351	7,867	8,218	4,092	1989		[e]
Polaris Town Center
Columbus, OH	$45,680	19,082	38,950	58	19,082	39,008	58,090	10,798		2004	[e]

CORPORATE ASSETS

Corporate Investment in Real Estate Assets
Columbus, OH	$-	-	1,780	12,142	-	13,922	13,922	8,825			[e]
Lloyd Ice Rink
OEC	$-	-	-	330	-	330	330	190			[e]

		$229,529	$1,315,851	$362,182	$250,408	$1,657,154	$1,907,562	$588,351

DEVELOPMENTS IN PROGRESS

Creekside Shoppes
Cincinnati, OH	$-	$-	$-	$13,045	$13,045	$-	$13,045
Eastland Mall Redevelopment
Columbus, OH	$-	-	-	4,386	3,272	1,114	4,386
Georgesville Square
Columbus, OH	$-	-	-	363	300	63	363
Northtown Mall
Blaine, MN	$-	-	-	146	-	146	146
Scottsdale Quarter
Scottsdale, AZ	$16,000	-	-	178,656	36,834	141,822	178,656
Vero Beach Fountains
Vero Beach, FL	$-	-	-	3,658	3,658	-	3,658
Other Developments	$-	-	-	10,543	-	10,543	10,543

		$-	$-	$210,797	$57,109	$153,688	$210,797

Total		$229,529	$1,315,851	$572,979	$307,517	$1,810,842	$2,118,359	$588,351

GLIMCHER REALTY TRUST

NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2010.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2010.

(d)	See description of debt in Note 4 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures-3 to 10 years.

Reconciliation of Real Estate

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$2,136,277	$2,118,204	$2,039,701
Additions:
Improvements (1)	42,090	47,049	97,740
Acquisitions (2)	347,743	-	-
Deductions	(407,751)	(28,976)	(19,237)
Balance at close of year	$2,118,359	$2,136,277	$2,118,204

Reconciliation of Accumulated Depreciation

	Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	$624,165	$565,894	$500,710
Depreciation expense and other (3)	69,543	77,960	75,952
Deductions	(105,357)	(19,689)	(10,768)
Balance at close of year	$588,351	$624,165	$565,894

(1)	2009 Improvements include a $7,743 transfer in of assets from Ohio River Plaza that was previously classified as held-for-sale.
(2)	2010 Acquisitions include the consolidation of Scottsdale Quarter, and the purchases of SDQ Fee and SDQ Fee III.
(3)	2009 Depreciation expense and other include a $3,004 transfer in of accumulated depreciation from Ohio River Plaza that was previously classified held-for-sale.