Form 10-Q
period 2011-03-31
GLIMCHER REALTY TRUST
filed 2011-04-29
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [   ]  No [X]

As of April 28, 2011, there were 99,900,251 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 43

GLIMCHER REALTY TRUST

FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS:

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and par value amounts)

ASSETS

	March 31, 2011 (unaudited)	December 31, 2010
Investment in real estate:
Land	$258,133	$250,408
Buildings, improvements and equipment	1,676,961	1,657,154
Developments in progress	199,673	210,797
	2,134,767	2,118,359
Less accumulated depreciation	601,729	588,351
Property and equipment, net	1,533,038	1,530,008
Deferred costs, net	20,009	19,997
Investment in and advances to unconsolidated real estate entities	136,763	138,194
Investment in real estate, net	1,689,810	1,688,199

Cash and cash equivalents	7,200	9,245
Restricted cash	14,886	17,037
Tenant accounts receivable, net	20,729	25,342
Deferred expenses, net	15,251	14,828
Prepaid and other assets	39,758	37,697
Total assets	$1,787,634	$1,792,348

LIABILITIES AND EQUITY

Mortgage notes payable	$1,140,644	$1,243,759
Notes payable	156,052	153,553
Accounts payable and accrued expenses	39,798	48,328
Distributions payable	16,425	14,941
Total liabilities	1,352,919	1,460,581

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 99,894,882 and 85,052,740 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	999	851
Additional paid-in capital	877,682	763,951
Distributions in excess of accumulated earnings	(734,495)	(718,529)
Accumulated other comprehensive loss	(1,363)	(3,707)
Total Glimcher Realty Trust shareholders’ equity	424,897	324,640
Noncontrolling interest	9,818	7,127
Total equity	434,715	331,767
Total liabilities and equity	$1,787,634	$1,792,348

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Minimum rents	$40,225	$47,356
Percentage rents	1,333	857
Tenant reimbursements	19,329	22,869
Other	5,134	4,685
Total revenues	66,021	75,767

Expenses:
Property operating expenses	14,659	16,722
Real estate taxes	7,578	8,831
Provision for doubtful accounts	1,074	1,406
Other operating expenses	2,725	2,841
Depreciation and amortization	16,667	20,201
General and administrative	4,984	4,889
Total expenses	47,687	54,890

Operating income	18,334	20,877

Interest income	330	275
Interest expense	18,896	21,056
Equity in income (loss) of unconsolidated real estate entities, net	265	(424)
Income (loss) from continuing operations	33	(328)
Discontinued operations:
Loss on disposition of property	-	(215)
Loss from operations	(55)	(51)
Net loss	(22)	(594)
Add: allocation to noncontrolling interest	182	1,306
Net income attributable to Glimcher Realty Trust	160	712
Less: Preferred stock dividends	6,137	4,359
Net loss to common shareholders	$(5,977)	$(3,647)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.06)	$(0.05)

EPS (diluted):
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.06)	$(0.05)

Weighted average common shares outstanding	98,234	68,782
Weighted average common shares and common share equivalents outstanding	101,220	71,768

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net loss	$(22)	$(594)
Other comprehensive income on derivative instruments, net	2,374	1,601
Comprehensive income	2,352	1,007
Comprehensive income attributable to noncontrolling interest	(30)	(374)
Comprehensive income attributable to Glimcher Realty Trust	$2,322	$633

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2011
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2010	$60,000	$222,074	85,052,740	$851	$763,951	$(718,529)	$(3,707)	$7,127	$331,767

Distributions declared, $0.10 per share						(9,989)		(299)	(10,288)
Distribution Reinvestment and Share Purchase Plan			5,355	-	46				46
Exercise of stock options			14,167	-	42				42
Amortization of restricted stock					231				231
Preferred stock dividends						(6,137)			(6,137)
Net income						160		(182)	(22)
Other comprehensive income on derivative instruments							2,344	30	2,374
Stock option expense					45				45
Issuance of common stock			14,822,620	148	122,880				123,028
Stock issuance costs					(6,371)				(6,371)
Transfer to noncontrolling interest in partnership					(3,142)			3,142	-
Balance, March 31, 2011	$60,000	$222,074	99,894,882	$999	$877,682	$(734,495)	$(1,363)	$9,818	$434,715

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,074	1,406
Depreciation and amortization	16,667	20,201
Amortization of financing costs	2,159	979
Equity in (income) loss of unconsolidated real estate entities, net	(265)	424
Distributions from unconsolidated real estate entities	1,720	-
Capitalized development costs charged to expense	-	226
Gain on sale of operating real estate assets	-	(547)
Loss on disposition of property	-	215
Stock compensation expense	276	242
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	2,073	1,286
Prepaid and other assets	(2,144)	(1,907)
Accounts payable and accrued expenses	(6,004)	(5,613)
Net cash provided by operating activities	15,534	16,318

Cash flows from investing activities:
Additions to investment in real estate	(16,691)	(15,064)
Additions to investment in unconsolidated real estate entities	(24)	(44)
Proceeds from sales of properties	-	60,070
Withdrawals from (additions to) restricted cash	2,150	(653)
Additions to deferred costs and other	(1,495)	(1,515)
Net increase in cash from previously unconsolidated real estate entity	-	5,299
Net cash (used in) provided by investing activities	(16,060)	48,093

Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	2,499	(120,804)
Payments of deferred financing costs	(2,642)	(8,257)
Proceeds from issuance of mortgages notes payable and other	-	46,000
Principal payments on mortgages and other notes payable	(103,180)	(43,571)
Net proceeds from issuance of common shares	116,657	-
Proceeds received from dividend reinvestment and exercise of stock options	88	44
Cash distributions	(14,941)	(11,530)
Net cash used in financing activities	(1,519)	(138,118)

Net change in cash and cash equivalents	(2,045)	(73,707)
Cash and cash equivalents, at beginning of year	9,245	85,007
Cash and cash equivalents, at end of period	$7,200	$11,300

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At March 31, 2011, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (18 wholly-owned and five partially owned through joint ventures) and four Community Centers (three wholly-owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of March 31, 2011, GRT was a limited partner in GPLP with a 96.9% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.2% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive income, statement of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2010.

Material subsequent events that have occurred since March 31, 2011 that require disclosure in these financial statements are presented in Note 17 - “Subsequent Events.”

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

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income performance and conducts a detailed evaluation of the respective property.  The evaluation considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Sale of Real Estate Assets

The Company records sales of operating properties and outparcels using the full accrual method at closing when both of the following conditions are met: a) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and b) the earnings process is virtually complete, meaning that the seller is not obligated to perform significant activities after the sale to earn the profit.  Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment.  If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  The results of operations of these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.  On March 31, 2011, there were no Properties classified as held-for-sale.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties.  Under these circumstances, the Company will classify the particular Property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions

The fair value of the real estate acquired is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.  Purchase accounting is applied to assets and liabilities related to real estate entities acquired based upon the percentage of interest acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The fair value of the tangible assets of an acquired property (which includes land, buildings and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets.  Management determines the as-if-vacant fair value of an acquired property using methods to determine the replacement cost of the tangible assets.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between a) the contractual amounts to be paid pursuant to the in-place leases and b) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the initial lease term.

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

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition as required by ASC Topic 718 - “Compensation-Stock Compensation.”  It requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Accordingly, the cost of the share award is expensed over the requisite service period (usually the vesting period).

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

The Company classifies distributions from joint ventures as operating activities if they satisfy all three of the following conditions: the amount represents the cash effect of transactions or events; the amounts result from the joint ventures normal operations; and the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities: lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); and acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.  During the three months ended March 31, 2010, noncontrolling interest allocated to the partner in the former joint venture related to Scottsdale Quarter® amounted to $1,146.  As of March 31, 2011 and December 31, 2010, noncontrolling interest includes only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

During March 2011, the Company reclassified $1,466 in receivables to land upon completion of a foreclosure action against a tenant and the recapture of the leasehold interest in land at Jersey Gardens.

The Company’s other non-cash activities accounted for changes in the following areas:  1) investment in real estate - $1,380, 2) accounts payable and accrued liabilities – $2,495, 3) mortgage notes payable – $(65), and 4) accumulated other comprehensive loss – $(2,344).

Share distributions of $9,989 and $8,505 were declared, but not paid as of March 31, 2011 and December 31, 2010, respectively.  Operating Partnership distributions of $299 were declared, but not paid as of March 31, 2011 and December 31, 2010.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of March 31, 2011 and December 31, 2010.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared, but not paid as of March 31, 2011 and December 31, 2010.

Comprehensive Income

ASC Topic 220 – “Comprehensive Income” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.  Comprehensive income includes net income and unrealized gains and losses from fair value adjustments on certain derivative instruments, net of allocations to noncontrolling interest.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statement of Operations required by ASC Topic 205 - “Presentation of Financial Statements” have been made in the financial statements in order to conform to the 2011 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Investment in Joint Ventures – Consolidated

As of March 31, 2011, the Company has an interest in a consolidated joint venture, the VBF Venture (defined below) qualifies as a VIE under ASC Topic 810. The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

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

The Company did not provide any additional financial support to the VBF Venture during the three months ended March 31, 2011.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the VBF Venture total assets and liabilities at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,668	$3,668
Total Liabilities	$3	$-

The VBF Venture is a separate legal entity, and is not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the VBF Venture except as permitted by applicable law or regulation, or by agreement.  Also, creditors of the VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

4.           Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of March 31, 2011 consisted of an investment in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•      Blackstone Joint Venture

In March 2010, the Company contributed its entire interest in both Lloyd Center, located in Portland, Oregon (“Lloyd”), and WestShore Plaza, located in Tampa, Florida (“WestShore”), to a newly formed entity (“Blackstone Joint Venture”).  Upon transferring Lloyd and WestShore, the Company sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”) in a transaction accounted for as a partial sale.  The gross sales price for the 60% interest was $192,000.  After 60% of the debt assumed, which totaled $129,191, and customary closing costs, GPLP received net proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the Consolidated Statements of Operations and Other Comprehensive Income as other revenue for the three months ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

•      Pearlridge Venture

Consists of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The gross purchase price for the Pearlridge Venture was $245,000.  The Pearlridge Venture owns and operates Pearlridge Center, which is located on 44.63 acres in Aiea, Hawaii.

•      ORC Venture

Consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, owns and operates two Mall Properties - Puente Hills Mall in City of Industry, California and Tulsa Promenade in Tulsa, Oklahoma.

•      Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that was developed.  The Surprise Venture constructed the Town Square at Surprise, a 25,000 square foot community shopping center on a five-acre site located in an area northwest of Phoenix, Arizona.

Each individual agreement specifies which services the Company is to provide in connection with such services.  The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to the Ventures described above.   The Company recognized fee and service income of $2,065 and $599 for the three months ended March 31, 2011 and 2010, respectively.

With the transfer of the Company’s interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the following Statements of Operations for the three months ended March 31, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through March 31, 2010.  The following Balance Sheets for both March 31, 2011 and December 31, 2010 include the assets, liabilities and member’s equity of the Blackstone Joint Venture.

With the purchase of Pearlridge Center by the Pearlridge Venture on November 1, 2010, its activity is not included in the following Statement of Operations for the three months ended March 31, 2010.   The following Balance Sheets for both March 31, 2011 and December 31, 2010 include the assets, liabilities and member’s equity of the Pearlridge Venture.

The following Balance Sheets and Statements of Operations, for each period reported, include both the ORC Venture and Surprise Venture.

The net income or loss for the Ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Ventures accounted for using the equity method is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheets	March 31,	December 31,
	2011	2010
Assets:
Investment properties at cost, net	$754,759	$760,144
Construction in progress	9,802	9,934
Intangible assets (1)	36,187	38,465
Other assets	46,525	44,308
Total assets	$847,273	$852,851

Liabilities and members’ equity:
Mortgage notes payable	$464,136	$465,715
Notes payable (2)	5,000	5,000
Intangibles (3)	29,548	30,586
Other liabilities	13,929	13,226
	512,613	514,527
Members’ equity	334,660	338,324
Total liabilities and members’ equity	$847,273	$852,851

GPLP’s share of members’ equity	$136,905	$138,238

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $5,424 and $5,767 for above-market acquired leases as of March 31, 2011 and December 31, 2010, respectively, and $34,972 and $36,353 for below-market acquired leases as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011	December 31, 2010
Members’ equity	$136,905	$138,238
Advances and additional costs	(142)	(44)
Investment in and advances to unconsolidated real estate entities	$136,763	$138,194

	For the Three Months Ended March 31,
Statements of Operations	2011	2010
Total revenues	$30,900	$7,898
Operating expenses	14,975	4,549
Depreciation and amortization	9,447	2,293
Operating income	6,478	1,056
Other expenses (income), net	99	(8)
Interest expense, net	6,148	1,858
Net income (loss)	231	(794)
Preferred dividend	8	8
Net income (loss) from the Company’s unconsolidated real estate entities	$223	$(802)

GPLP’s share of income (loss) from unconsolidated real estate entities	$265	$(424)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	March 31,	December 31,
	2011	2010
Billed receivables	$4,835	$7,179
Straight-line receivables	15,540	14,805
Unbilled receivables	4,884	8,099
Less: allowance for doubtful accounts	(4,530)	(4,741)
Tenant accounts receivable, net	$20,729	$25,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Mortgage Notes Payable

Mortgage Notes Payable as of March 31, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2011	2010	2011	2010
Fixed Rate:
Kierland Crossing, LLC	$138,179	$138,179	5.94%	5.94%	(j)	(b)	$138,179	(d)
Glimcher Ashland Venture, LLC	22,233	22,413	7.25%	7.25%		(a)	$21,817	November 1, 2011
SDQ III Fee, LLC (Senior Loan)	12,500	12,500	5.50%	5.50%		(b)	$12,500	(e)
Dayton Mall Venture, LLC	51,469	51,789	8.27%	8.27%	(k)	(a)	$49,864	(f)
SDQ III Fee, LLC (Junior Loan)	3,500	3,500	6.00%	6.00%		(b)	$3,500	(g)
PFP Columbus, LLC	130,819	131,581	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	146,306	147,138	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	101,162	101,709	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	55,210	55,518	7.54%	7.54%	(k)	(a)	$49,969	(h)
Glimcher Merritt Square, LLC	56,619	56,815	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	69,579	69,838	4.91%	4.91%		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,606	48,784	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,810	41,958	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	45,589	45,680	6.76%	6.76%		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,558	54,706	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,662	44,799	6.05%	6.05%		(a)	$38,307	July 6, 2020
Tax Exempt Bonds (m)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,101,801	1,105,907

Variable Rate:
Catalina Partners, LP	40,000	40,000	3.54%	3.54%	(l)	(b)	$40,000	(i)

Other:
Fair value adjustments	(1,157)	(1,223)
Extinguished debt	-	99,075		(n)

Mortgage Notes Payable	$1,140,644	$1,243,759

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures on May 29, 2011, however, the borrower has two, one-year options to extend the maturity date of the loan to May 29, 2013.
(e)	The loan matures on November 5, 2011, however, the borrower has two, six-month options to extend the maturity date of the loan to November 5, 2012.
(f)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(g)
The maturity date is the earlier of:  1) the commencement of construction on any portion of the additional development property known as Phase III (the “Phase III Parcels”) secured by the loan, 2) the sale or refinancing of all or any portion(s) of the Phase III Parcels secured by the loan, 3) the maturity date of the SDQ Fee III (Senior Loan), or 4) October 15, 2012.

(h)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(i)	The loan matures on April 23, 2012, however, the borrower has a one-year option to extend the maturity date of the loan to April 23, 2013.
(j)	Interest rate of LIBOR plus 200 basis points fixed through an interest rate protection agreement at a rate of 5.94% at March 31, 2011 and December 31, 2010.
(k)	Interest rate escalates after optional prepayment date.
(l)	Interest rate of LIBOR plus 300 basis points. $30,000 has been fixed through an interest rate protection agreement at a rate of 3.64% at March 31, 2011 and December 31, 2010.
(m)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(n)	Interest rates ranging from 3.76% to 6.02% at December 31, 2010.

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,303,140 and $1,448,558 at March 31, 2011 and December 31, 2010, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at March 31, 2011.  Additionally, $115,250 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by GPLP as of March 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Notes Payable

In March 2011, GPLP completed amendments to its corporate credit facility (the “Credit Facility”) to increase the facility’s borrowing availability from $200,000 to $250,000, to provide two one-year options to extend the facility’s current maturity date in December 2011 to December 2013, subject to satisfaction of certain conditions, and to modify the facility from being partially secured to fully secured.  The Credit Facility amends the $200,000 credit facility that was due to expire in December 2011 (the “Prior Facility”).  The amendment provides GPLP with the opportunity to increase the total borrowing availability to $300,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments.  To fully secure the Credit Facility, the Company added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the Credit Facility’s collateral pool.  The Credit Facility is now secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  In order to add the additional properties to the collateral pool, the Company repaid the existing mortgage loans on Morgantown, Northtown, and the Center and incurred $1,207 in additional interest expense associated with these loan repayments.  The Credit Facility no longer has a LIBOR floor and the interest rate is LIBOR plus 4.0%, subject to adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of total asset value.  The amendment eases restrictions on GPLP’s use of proceeds from the Credit Facility borrowings and GPLP’s ability to make certain investments using the Credit Facility.  GPLP’s total availability under the Credit Facility is subject to certain quarterly collateral coverage tests.  No limitation on availability existed as of March 31, 2011.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants under the Credit Facility as of March 31, 2011.

At March 31, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance on the Credit Facility was $156,052.  Additionally, $1,771 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2011, the unused balance of the Credit Facility available to the Company was $92,177 and the average interest rate on the outstanding balance was 4.31% per annum.

At December 31, 2010, the commitment level on the Prior Facility was $200,000 and the outstanding balance on the Prior Facility was $153,553.  Additionally, $1,771 represented a holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2010, the unused balance of the Prior Facility available to the Company was $44,676 and the average interest rate on the outstanding balance was 5.58% per annum.

8.	Secondary Offering

On January 11, 2011, the Company completed a secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share, which included 1,822,620 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Shares.  The net proceeds to the Company from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $116,657.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives the Company primarily uses interest rate protection agreements as part of its interest rate risk management strategy.  Interest rate protection agreements involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate all interest rate protection agreements as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  The Company had $32 and $405 of hedge ineffectiveness in earnings during the three months ended March 31, 2011 and 2010, respectively.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $949 will be reclassified as an increase to interest expense.

During the three months ended March 31, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging the loans for the Center and Northtown.  The interest rate protection agreements were terminated due to the repayment of the loans in connection with modification of the Credit Facility.  The fees were recognized as an increase to interest expense.

As of March 31, 2011, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $184,000.  Both derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of March 31, 2011 and December 31, 2010.

	Liability Derivatives
	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$972	Accounts Payable & Accrued Expenses	$3,378

The derivative instruments were reported at their fair value of $972 and $3,378 in accounts payable and accrued expenses at March 31, 2011 and December 31, 2010, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation).  Over time, the unrealized gains and losses held in OCL will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2011	2010		2011	2010		2011	2010

Interest Rate Products	$376	$(1,006)	Interest expense	$(1,998)	$(2,607)	Interest expense	$32	$(405)

During the three months ended March 31, 2011, the Company recognized additional other comprehensive income of $2,374, to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2011, net of $1,998 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $30 of OCL to the  noncontrolling interest during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company recognized additional other comprehensive income of $1,601 to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2010, net of $2,607 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $374 of OCL to the noncontrolling interest during the three months ended March 31, 2010.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1,474.  As of March 31, 2011, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $1,474.

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

The Company has derivatives that must be measured under the fair value standard.  The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Liabilities:
Derivative instruments, net	$-	$972	$-	$972

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative instruments, net	$-	$3,378	$-	$3,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.	Stock-Based Compensation

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

For the three months ended March 31, 2011, the Company did not issue any restricted Common Shares.  For the three months ended March 31, 2010, 180,666 restricted Common Shares were granted.  The compensation expense for all restricted Common Shares for the three months ended March 31, 2011 and 2010 was $231 and $204, respectively.  The amount of compensation expense related to unvested restricted Common Shares that the Company expects to expense in future periods, over a weighted average period of 2.7 years, is $1,410 as of March 31, 2011.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the three months ended March 31, 2010, the Company issued 297,766 options.  Compensation expense related to the Company’s share option plans was $45 and $37 for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011, the Company did not issue any options.

12.	Commitments and Contingencies

At March 31, 2011, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: 1) cash at a price equal to the fair market value of one Common Share or 2) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2011 is $26,577 based upon a per unit value of $8.90 at March 31, 2011 (based upon a five-day average of the Common Stock price from March 24, 2011 to March 30, 2011).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2011			2010
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income (loss) from continuing operations	$33			$(328)
Less: preferred stock dividends	(6,137)			(4,359)
Noncontrolling interest adjustments (1)	180			1,295
Loss from continuing operations	$(5,924)	98,234	$(0.06)	$(3,392)	68,782	$(0.05)

Loss from discontinued operations	$(55)			$(266)
Noncontrolling interest adjustments (1)	2			11
Loss from discontinued operations	$(53)	98,234	$(0.00)	$(255)	68,782	$(0.00)

Net loss to common shareholders	$(5,977)	98,234	$(0.06)	$(3,647)	68,782	$(0.05)

Diluted EPS:
Income (loss) from continuing operations	$33	98,234		$(328)	68,782
Less: preferred stock dividends	(6,137)			(4,359)
Noncontrolling interest adjustments (2)				1,146
Operating partnership units		2,986			2,986
Loss from continuing operations	$(6,104)	101,220	$(0.06)	$(3,541)	71,768	$(0.05)

Loss from discontinued operations	$(55)	101,220	$(0.00)	$(266)	71,768	$(0.00)
Net loss to common shareholders before noncontrolling interest	$(6,159)	101,220	$(0.06)	$(3,807)	71,768	$(0.05)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of March 31, 2011 and 2010.  GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and are included in the weighted average outstanding share amounts.

14.	Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended March 31,
	2011	2010
Revenues	$-	$19
Operating expenses	(56)	(70)
Operating loss	(56)	(51)
Interest income	1	-
Net loss from operations	(55)	(51)
Loss on disposition of property	-	(215)
Net loss from discontinued operations	$(55)	$(266)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.	Acquisitions

Intangibles as of March 31, 2011, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, Polaris Towne Center in Columbus, Ohio and Merritt Square Mall in Merritt Island, Florida.  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in-place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.8 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the estimated life of 5.4 years.  Amortization of the in-place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 9.1 years.  Net amortization for all of the acquired intangibles is a (decrease) increase to net income in the amount of $(24) and $1 for the three months ended March 31, 2011 and 2010, respectively.  The net book value of the above-market leases is $1,585 and $1,659 as of March 31, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the below-market leases is $2,942 and $3,134 as of March 31, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $1,770 and $1,852 as of March 31, 2011 and December 31, 2010, respectively, and is included in Prepaid and Other Assets on the Consolidated Balance Sheets.  The net book value of in-place leases was $1,081 and $1,140 at March 31, 2011 and December 31, 2010, respectively, and is included in Buildings, Improvements and Equipment on the Consolidated Balance Sheets.

16.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities (ranging from 3.40% to 6.67% per annum at March 31, 2011 and from 3.63% to 6.33% at December 31, 2010), the fair value of the Company’s mortgage notes payable is estimated at $1,159,644 and $1,262,591 at March 31, 2011 and December 31, 2010, respectively, compared to carrying amounts of $1,140,644 and $1,243,791, respectively.  The fair value of the debt instruments considers, in part, the credit of the Company as a whole, and not just the individual entities and Properties owned by the Company.

17.	Subsequent Events

On April 8, 2011, an affiliate of the Company executed an amendment (the “Amendment”) to the loan for Scottsdale Quarter, a lifestyle center located in Scottsdale, Arizona (“Scottsdale”).  The Amendment decreases the total borrowing availability from $220,000 to $165,000 and limits the current borrowing availability to $143,600.  The Amendment also provides the opportunity to increase the loan’s borrowing availability up to $165,000 subject to Scottsdale achieving a certain appraised value and debt service coverage thresholds.  No increases to the loan’s borrowing availability can occur after May 29, 2012.  The Company provided the lender with notice of its intent to exercise its option to extend the loan’s maturity date from May 29, 2011 to May 29, 2012.  The Company has an additional option to extend the loan to May 29, 2013 subject to certain conditions.

The mortgage loan for Tulsa Promenade was originally scheduled to mature on March 14, 2011.  The ORC Venture extended the maturity for 30 days and subsequently negotiated a term sheet providing for a loan modification that will extend the maturity date through September, 14, 2011 with the option to extend the maturity an additional six months to March 14, 2012.  However, in order to exercise the final extension option the ORC Venture will be required to market the Property for sale.  The ORC Venture is currently evaluating all options to address the upcoming maturity including repayment of the loan, refinancing the loan, or marketing of the Property.  If the ORC Venture decides to market the Property for sale, at the time a formal plan is committed to, the Company estimates its portion of a potential impairment loss in the range of $8,000 to $10,000 could be recognized as a charge to our income from unconsolidated subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT” or the “Company”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance (“CAM”), insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of March 31, 2011, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.3 million square feet of gross leasable area (“GLA”) of which approximately 94.2% was occupied at March 31, 2011.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2010.

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

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net loss to common shareholders	$(5,977)	$(3,647)
Add back (less):
Real estate depreciation and amortization	16,145	19,697
Pro-rata share of consolidated joint venture depreciation	-	(350)
Equity in (income) loss of unconsolidated entities, net	(265)	424
Pro-rata share of unconsolidated entities funds from operations	3,484	723
Noncontrolling interest in operating partnership	(182)	(160)
Gain on the sale of assets	-	(332)
Funds From Operations	$13,205	$16,355

FFO decreased by $3.2 million, or 19.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011, we received $6.7 million less in operating income excluding real estate depreciation, gains on the sale of operating assets and adjustments for consolidated joint ventures.  This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group® (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010.  Also, we incurred $1.8 million in additional preferred share dividends as a result of issuing an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) during the second quarter of 2010.

Offsetting these decreases to FFO, we experienced an increase of $2.8 million in our proportionate share of FFO from our unconsolidated entities.  This increase is primarily the result of FFO from our share of the Blackstone Venture.  Also, we experienced $2.2 million less in interest expense. This decrease can be attributed to lower average borrowings.  Our average loan balance decreased due to the conveyance of debt to the Blackstone Venture in March 2010 as well as reductions to outstanding borrowings on our corporate credit facility resulting from the application of net proceeds received from stock offerings completed in April 2010, July 2010, and January 2011, and proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture.

Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Total revenues decreased 12.9%, or $9.7 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Of this amount, minimum rents decreased $7.1 million, percentage rents increased $476,000, tenant reimbursements decreased $3.5 million, and other income increased $449,000.

Minimum Rents

Minimum rents decreased 15.1%, or $7.1 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011, we experienced a decrease in minimum rents of $7.9 million due to the conveyance of both Lloyd and WestShore to the Blackstone Venture. Offsetting this decrease was an increase in base rents of $822,000 at Scottsdale Quarter, primarily related to new tenant openings.

Percentage Rents

Percentage rents increased by $476,000, or 55.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective breakpoints.

Tenant Reimbursements

Tenant reimbursements decreased 15.5%, or $3.5 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease is attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues increased 9.6%, or $449,000, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended March 31,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$1,683	$1,835	$(152)
Gain on sale of depreciable real estate	-	547	(547)
Sponsorship income	345	413	(68)
Fee and service income	2,065	604	1,461
Other	1,041	1,286	(245)
Total	$5,134	$4,685	$449

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $152,000 decrease in licensing agreement income for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  With respect to the aggregate decrease in licensing agreement income, $368,000 can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate increase in licensing agreement income of $216,000.  We also recorded a $547,000 gain in 2010 when we sold 60% of both Lloyd and WestShore in connection with the formation of the Blackstone Venture.  Fee and service income increased $1.5 million during the three months ended March 31, 2011 compared to the same period ended March 31, 2010.  This increase primarily relates to services provided to the joint venture (“Pearlridge Venture”) that owns Pearlridge Center, a regional mall located in Hawaii, as well as the Blackstone Venture.

Expenses

Total expenses decreased 13.1%, or $7.2 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Property operating expenses decreased $2.1 million, real estate taxes decreased $1.3 million, the provision for doubtful accounts decreased $332,000, other operating expenses decreased $116,000, depreciation and amortization decreased $3.5 million and general and administrative costs increased $95,000.

Property Operating Expenses

Property operating expenses decreased $2.1 million, or 12.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We experienced a decrease of $2.5 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was $494,000 in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development.

Real Estate Taxes

Real estate taxes decreased $1.3 million, or 14.2%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We experienced a decrease of $1.2 million as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.1 million for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010.  The provision represents 1.6% and 1.9% of total revenues for the three months ended March 31, 2011 and 2010, respectively.  A decrease of $313,000 in the provision for doubtful accounts can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Operating Expenses

Other operating expenses decreased 4.1%, or $116,000, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  During the three months ended March 31, 2010, we incurred $226,000 of expenses related to real estate projects that were not going to be pursued.  We did not incur any expenses related to discontinued projects during the three months ended March 31, 2011.  Also, during the three months ended March 31, 2010, we incurred $805,000 in ground lease expense associated with Scottsdale Quarter.  We purchased the fee simple interest in Scottsdale Quarter on September 9, 2010 and, accordingly, did not record any ground lease expense associated with Scottsdale Quarter for the three months ended March 31, 2011.  Offsetting these decreases was $832,000 more in costs to provide services to our unconsolidated entities for the quarter ended March 31, 2011, when compared to the comparable period ended March 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $3.5 million, or 17.5%, for the three months ended March 31, 2011 as compared to the same period ended March 31, 2010.  We experienced a $3.3 million decrease in depreciation and amortization as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during 2010, we wrote off improvements related to vacating tenants primarily at Merritt Square Mall, Eastland Mall, and The Mall at Fairfield Commons totaling $1.3 million.  Offsetting these decreases was a $1.4 million increase in depreciation expense associated with Scottsdale Quarter. This increase can be attributed to an increase in the number of assets placed in service at this development.

General and Administrative

General and administrative expenses were $5.0 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively.

Interest Income

Interest income increased 20.0%, or $55,000, for the three months ended March 31, 2011 compared with interest income for the quarter ended March 31, 2010.  This increase is primarily attributed to interest accrued on a note receivable from Tulsa Promenade REIT, LLC.

Interest expense/capitalized interest

Interest expense decreased 10.3%, or $2.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The table below summarizes the decrease by its various components (dollars in thousands).

	For the Three Months Ended March 31,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,304,767	$1,670,419	$(365,652)
Average rate	5.71%	5.26%	0.45%

Total interest	$18,626	$21,966	$(3,340)
Amortization of loan fees	2,159	979	1,180
Capitalized interest and other expense, net	(1,889)	(1,889)	-
Interest expense	$18,896	$21,056	$(2,160)

The decrease in interest expense was primarily due to a decrease in our average loan balance.  The average loan balance decreased due to the conveyance of debt to the Blackstone Venture in March 2010 and our use of proceeds from the Company’s stock offerings completed in April 2010, July 2010 and January 2011 to reduce the outstanding borrowings under our corporate credit facility.  The increase in loan fee amortization is primarily the result of (i) fees related to the March 2010 credit facility modification, (ii) additional loan fee amortization related to the mortgage loan associated with Scottsdale Quarter (the “Scottsdale Loan”) and (iii) the write-off of fees associated with three loans that were paid off in connection with the March 2011 credit facility modification.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net in both periods contain results from our investments in the joint venture (the “ORC Venture”) that owns both Puente Hills Mall (“Puente”) and Tulsa Promenade (“Tulsa”), and the joint venture that owns Town Square at Surprise (“Surprise”).  The results of Lloyd and WestShore are also included beginning on March 26, 2010.  Lastly, the results from Pearlridge Center are included beginning on November 1, 2010.  Net income (loss) from unconsolidated entities was $223,000 and $(802,000) for the three months ended March 31, 2011 and 2010, respectively.  Our proportionate share of the income (loss) was $265,000 and $(424,000) for the three months ended March 31, 2011 and 2010, respectively.  The improvement in performance can be primarily attributed to the performance of Puente and the addition of Lloyd and WestShore as unconsolidated entities during 2011.

Discontinued Operations

Total revenues from discontinued operations were $0 and $19,000 for the three months ended March 31, 2011 and 2010, respectively.  The net loss from discontinued operations during the three months ended March 31, 2011 and 2010 was $55,000 and $266,000, respectively.   During the three months ended March 31, 2010, we incurred a $215,000 loss in settling a lawsuit on a property that was sold in a previous period.

Allocation to Noncontrolling Interest

The allocation to noncontrolling interest was $(182,000) and $(1.3) million as of March 31, 2011 and 2010, respectively.  The allocation to noncontrolling interest for the three months ended March 31, 2011 represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners. Of the $1.3 million that was allocated to noncontrolling interest for the three months ended March 31, 2010, approximately $1.1 million represents 50% of the net loss from Scottsdale Quarter that was allocated to our former noncontrolling partner.  The loss is driven primarily by non-cash items including $363,000 of depreciation expense and $255,000 of straight-line rent expense associated with a ground lease, as well as interest expense of $518,000.  During the fourth quarter of 2010, we purchased our partner’s 50% joint venture interest in Scottsdale Quarter, thus eliminating this allocation.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects.  Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.  Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions and development projects.  Also as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving capital and debt markets, we have remained focused on addressing our near term debt maturities.  In March 2011, GPLP completed amendments to its previous $200 million partially secured credit facility (“the Prior Facility”).  Under the amended facility (the “Credit Facility” and together with the Prior Facility, the “Facilities”) the total borrowing availability increased from $200 million to $250 million.  The amendment also provides the opportunity to increase the total borrowing availability to $300 million by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments. The Credit Facility matures in December 2011 and has two one-year extension options to extend the term to December 2013, subject to the satisfaction of certain conditions.  The facility was modified from being partially secured to being fully secured and we added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the facility’s collateral pool.  The Credit Facility is now secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  In order to add the additional properties to the collateral pool, we repaid the existing mortgage loans on Morgantown, Northtown and the Center.  The Credit Facility no longer has a LIBOR floor and the interest rate for the Credit Facility is LIBOR plus 4.0%, subject to adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of total asset value.  The amendments ease restrictions on GPLP’s use of proceeds from facility borrowings and our ability to make certain investments using the facility.  GPLP’s total availability under the facility is subject to certain quarterly collateral coverage tests.  No limitations on availability exist as of March 31, 2011.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of March 31, 2011.

On January 11, 2011, we completed an underwritten secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share (the “January Offering”).  The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses were approximately $116.7 million.  GRT used the proceeds from this secondary public offering to reduce the outstanding principal amount under the Prior Facility.

On April 8, 2011, an affiliate of the Company executed an amendment (the “Amendment”) to the construction loan for Scottsdale Quarter.  The Amendment decreases the total borrowing availability from $220.0 million to $165.0 million and limits the current borrowing availability to $143.6 million.  The Amendment also provides the opportunity to increase the loan’s borrowing availability up to $165.0 million subject to Scottsdale Quarter achieving certain appraised value and debt service coverage thresholds.  No increases to the loan’s borrowing availability can occur after May 29, 2012.  The Company provided the lender with notice of its intent to exercise its option to extend the loan’s maturity date from May 29, 2011 to May 29, 2012.  The Company has an additional option to extend the loan to May 29, 2013 subject to certain conditions.

At March 31, 2011, the Company’s total-debt-to-total-market capitalization was 51.2% (exclusive of our pro-rata share of joint venture debt), compared to 57.8% at December 31, 2010 and within our targeted range of 50–60%.  With the recent fluctuations in our Common Share price similar to that of other REITs, we also look at other metrics to assess overall leverage levels.

We continue to evaluate joint venture opportunities, property acquisitions and development projects in the ordinary course of business and, to the extent debt levels remain in an acceptable range, we also may use the proceeds from any future asset sales or equity offerings to fund expansion, renovation and redevelopment of existing Properties, fund joint venture opportunities, and property acquisitions.

Capital Resource Availability

On February 23, 2011, we filed an automatically effective universal shelf registration statement on Form S-3, registering debt securities, preferred shares, Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts and any combination of the foregoing.  This new universal shelf registration statement is not limited in the amount of equity that can be raised for subsequent registered debt or equity offerings.

At our 2011 annual shareholder meeting, to be held on May 5, 2011, GRT’s common shareholders will vote on a proposed amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000.  This will enhance our flexibility to issue additional equity in the form of common or preferred shares as market conditions may warrant.

At March 31, 2011, the aggregate borrowing availability on the Credit Facility was $250.0 million and the outstanding balance was $156.1 million.  Additionally, $1.8 million represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2011, the unused balance of the Credit Facility available to the Company was $92.1 million and the average interest rate on the outstanding balance was 4.31% per annum.

At March 31, 2011, our Credit Facility was collateralized by first mortgage liens on six Properties having a net book value of approximately $133.4 million and other assets with a net book value of approximately $77.5 million.  Our mortgage notes payable were collateralized by first mortgage liens on fifteen of our Properties having a net book value of approximately $1,303.1 million.  We have other corporate assets that have a net book value of approximately $19.0 million.

Cash Activity

For the three months ended March 31, 2011

Net cash provided by operating activities was $15.5 million for the three months ended March 31, 2011.  (See also “Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $16.1 million for the three months ended March 31, 2011.  We spent $16.7 million on our investments in real estate.  Of this amount, $7.4 million related to the development of Scottsdale Quarter.  We also spent $3.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Garden Center and The Mall at Johnson City.  Finally, $1.0 million was spent on operational capital expenditures.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2011.  We issued additional Common Shares as part of the January Offering, raising net proceeds of $116.7 million.  Additionally, we borrowed a net $2.5 million under our Facilities.  Offsetting the increases to cash was $103.2 million in principal payments on existing mortgage debt.  Of this amount, $23.4 million, $38.5 million, and $37.0 million was primarily used to repay the existing mortgages on the Center, Morgantown and Northtown, respectively.  Additionally, regularly scheduled principal payments of $4.3 million were made on various loan obligations.  Also, $14.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Lastly, the Company paid $2.6 million in costs related to the re-financing of the Credit Facility.

For the three months ended March 31, 2010

Net cash provided by operating activities was $16.3 million for the three months ended March 31, 2010.  (See also “Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash provided by investing activities was $48.1 million for the three months ended March 31, 2010.  We received $60.1 million from the sale of our interest in Lloyd and WestShore to an affiliate of Blackstone®.  These proceeds were attributable to the sale of a 60% interest in both Lloyd and WestShore to Blackstone.  Offsetting this increase to cash, we spent $15.1 million on our investments in real estate.  Of this amount, $10.2 million was spent on development and redevelopment projects including $9.4 million in expenditures related to the development of Scottsdale Quarter and $1.8 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center and Jersey Gardens Mall.

Net cash used in financing activities was $138.1 million for the three months ended March 31, 2010.  We made $43.6 million in principal payments on existing mortgage debt.  Of this amount $38.6 million was used to repay the previous mortgage when we refinanced the mortgage on Polaris Towne Center and regularly scheduled principal payments of $5.0 million were made on various loan obligations.  Also, $11.5 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  In addition, we reduced borrowings outstanding by $120.8 million under the credit facility.  Lastly, the Company spent $8.3 million in financing costs, which mainly related to the refinancing for the Prior Facility in March 2010.  Offsetting these decreases to cash, we received $46.0 million in loan proceeds from the refinancing of Polaris Towne Center.

Financing Activity - Consolidated

Total debt decreased by $100.6 million during the first three months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
Balance at December 31, 2010	$1,243,759	$153,553	$1,397,312
Repayment of debt	(98,903)	-	(98,903)
Debt amortization payments in 2011	(4,277)	-	(4,277)
Amortization of fair value adjustment	65	-	65
Net borrowings, Facilities	-	2,499	2,499
Balance at March 31, 2011	$1,140,644	$156,052	$1,296,696

On March 31, 2011, we paid off the outstanding amounts for the mortgage loans for Morgantown, Northtown and the Center in connection with the modification for the Credit Facility.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $1.6 million during the first three months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2010	$465,715	$160,642
Repayment of debt	(268)	(141)
Debt amortization payments in 2011	(1,311)	(538)
Balance at March 31, 2011	$464,136	$159,963

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of March 31, 2011, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

At March 31, 2011, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $231.7 million.  During March 2011, an affiliate of the Company executed a modification agreement for the mortgage loan on Tulsa that extended the maturity date to April 14, 2011.  The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%.  During April 2011, an affiliate of the Company negotiated a term sheet (“Term Sheet”) providing for a loan modification that will extend the maturity date to September 14, 2011.  The provisions of the Term Sheet also provide for an extension option that would further extend the maturity date to March 14, 2012.  However, in order to exercise the extension option, the ORC Venture will be required to market the Property for sale.  The ORC Venture is currently evaluating all options to address the upcoming maturity including repayment of the loan, re-financing the loan or marketing the Property for sale.  If the ORC Venture decides to market the Property for sale, at the time a formal plan is committed to, the Company’s portion of a potential impairment loss in the range of $8 million to $10 million could be recognized as a charge to our income from unconsolidated subsidiaries.  The provisions of the Term Sheet will require the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.

At March 31, 2011, the construction notes payable were collateralized with a first mortgage lien on one Property having a net book value of approximately $7.7 million.  At March 31, 2011, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of approximately $301.5 million.  At March 31, 2011, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of approximately $259.9 million.

Consolidated Obligations and Commitments

Long-term debt obligations are indicated including both scheduled interest and principal payments.  The nature of these obligations are disclosed in Note 6 – “Mortgage Notes Payable” in the consolidated financial statements.

At March 31, 2011, we had the following obligations relating to dividend distributions.  In the first quarter of 2011, the Company declared distributions of $0.10 per Common Share which totaled $10.3 million, to be paid during the second quarter of 2011.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for approximately $24.5 million per year.  The distribution obligation at March 31, 2011 for Series F Preferred Shares and Series G Preferred Shares is approximately $1.3 million and $4.8 million, respectively.

At March 31, 2011, there were approximately 3.0 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2011 is $26.6 million based upon a per unit value of $8.90 at March 31, 2011 (based upon a five-day average of the Common Stock price from March 24, 2011 to March 30, 2011).

Our lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2011 was $4.8 million.

At March 31, 2011, we had executed leases committing to $17.0 million in tenant allowances.  The leases will generate gross rents of approximately $73.3 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $10.6 million at March 31, 2011.

Commercial Commitments

The Credit Facility terms are discussed in Note 7 – “Notes Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to our loans at Properties owned through unconsolidated joint ventures are as follows:  2011-$46.9 million, 2012-$41.2 million, 2013-$50.3 million, 2014-$2.2 million, and 2015-$35.8 million.

We have a pro-rata obligation for tenant allowances in the amount of $2.2 million for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $6.8 million over the original lease term.

The Company currently has two ground lease obligations relating to its joint ventures.  The ground lease obligations relate to our pro-rata share of the ground leases at Pearlridge Center and Puente.  The ground lease at Pearlridge Center provides for scheduled rent increases every five years.  The ground lease at Pearlridge Center expires in 2058 with two ten-year extension options that are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal.  The ground lease at Puente expires in 2059. Our current annual pro-rata shares of these obligations in which we hold a 20% common interest in Pearlridge Center, and a 52% common interest in Puente are as follows:  2011 - $714,000, 2012-2013 - $1.9 million, 2014-2015 - $1.7 million, and $52.4 million thereafter.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of March 31, 2011:

	Developments in Progress (dollars in thousands) As of March 31, 2011
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total

Land for future development	$23,761	$-	$23,761
Scottsdale Quarter land and improvements	169,960	-	169,960
Redevelopment and development	1,692	3,640	5,332
Tenant improvements and tenant allowances	3,111	181	3,292
Other	1,149	178	1,327
Total	$199,673	$3,999	$203,672

Capital expenditures are generally accumulated into a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.  The $170.0 million associated with Scottsdale Quarter includes $15.0 million of internal costs.  These costs include items such as interest and wages.

The table below provides the amount we spent on capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended March 31, 2011
		Unconsolidated Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$7,433	$-	$7,433
Redevelopment projects	$25	$22	$47
Renovation with no incremental GLA	$82	$1	$83

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,144	$64	$1,208
Non-anchor stores	2,426	233	2,659
Operational capital expenditures	1,040	325	1,365
Total Property Capital Expenditures	$4,610	$622	$5,232

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  Our anchor store tenant improvements include improvements for a new Forever 21 store and remodeled H&M anchor store at our Jersey Gardens Mall in Elizabeth, New Jersey and a new Becker Furniture store at Northtown.  The tenant improvements for non-anchors were for stores such as American Eagle at Jersey Gardens Mall, new Charming Charlie and Express stores at our Mall at Johnson City in Johnson City, Tennessee and a new Aspen Dental at Ashland Town Center in Ashland, Kentucky.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company’s assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under our Credit Facility, construction financing, long-term mortgage debt, and proceeds from the sale of assets.

Our current renovation expenditures relate primarily to our interior and food court renovation project at River Valley Mall in Lancaster, Ohio.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties.  Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the three months ended March 31, 2011 primarily relates to our investment in Scottsdale Quarter.  Upon completion, Scottsdale Quarter will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  Approximately 65% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options.  Scottsdale Quarter’s improvements have and will be funded primarily by the proceeds from the Scottsdale Loan discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 88% of Phase I and II retail space addressed.  Apple, Armani Exchange, Brio, Gap, Gap Kids, Grimaldi’s Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, True Food, and West Elm have opened their stores.  Also, we have signed leases and letters of intent for approximately 88% of the office space.  Including Phase III, Scottsdale Quarter will require a net investment in hard costs of approximately $350 million with a stabilized return ranging between approximately 7.5% and 8.0%.  The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments reduced by expected proceeds from the sale of a portion of the Phase III land for development as hotel and/or multi-family use.  In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes.  As of March 31, 2011, we have incurred net costs of approximately $342.7 million in hard costs, of which $208.0 million have been placed into service as of March 31, 2011.

Scottsdale Quarter was previously subject to a long-term ground lease for property on which the project was constructed.  We previously owned a 50% common interest in a joint venture that owned Scottsdale Quarter.  Our former joint venture partner marketed the ground lease and we had the option to match the best offer.  In September 2010, we purchased the fee interest in the land subject to the ground lease for $96 million.  The purchase was partially funded by a $70 million mortgage loan secured by the ground lease with the remaining funds coming from proceeds available under our Prior Facility.  During the fourth quarter of 2010, we completed the purchase of the Phase III land and our partner’s 50% joint venture interest in the project and now control 100% of Scottsdale Quarter.  As a result of the acquisition of the land subject to the ground lease, the expense associated with the ground lease is eliminated in consolidation.

We also continue to work on a pipeline of other prospective development opportunities.  While we do not intend to move forward in the short term with any additional development, we believe it is critical to maintain opportunities without obligating the Company.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended March 31, 2011 were $376, compared to $342 for the twelve month period ended March 31, 2010.  Mall Store Sales include only those stores open for the twelve months ended March 31, 2011 and 2010.

Property Occupancy

Occupied space at our Properties is defined as any space where a store is open or a tenant is paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.  The occupancy percentage is calculated by dividing the occupied space into the total available space to be leased.  Anchor occupancy is for stores of 20,000 square feet or more and non-anchor occupancy is for stores of less than 20,000 square feet and outparcels.

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10
Core Malls (2):
Mall Anchors	95.7%	95.7%	94.4%	93.9%	93.8%
Mall Non-Anchor	91.5%	92.8%	90.9%	90.5%	90.5%
Total Occupancy	94.1%	94.6%	93.2%	92.7%	92.6%

Mall Portfolio – Excluding Joint Ventures (3):
Mall Anchors	94.6%	94.6%	92.7%	92.6%	92.5%
Mall Non-Anchor	90.8%	92.0%	90.9%	90.3%	90.2%
Total Occupancy	93.2%	93.6%	92.0%	91.8%	91.7%

Total Community Centers:
Community Center Anchors	100.0%	100.0%	95.3%	95.3%	95.3%
Community Center Non-Anchor	90.2%	86.8%	88.3%	86.0%	83.2%
Total Community Center Portfolio	96.1%	94.7%	92.7%	91.8%	90.8%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture malls.
(3)	Excludes Mall Properties that are held in joint ventures as of March 31, 2011.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2011, approximately 87.2% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.8 years and a weighted-average interest rate of approximately 5.9%.  At December 31, 2010, approximately 85.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.9 years, and a weighted-average interest rate of approximately 5.9%.  The remainder of our debt at March 31, 2011 and December 31, 2010, bears interest at variable rates with weighted-average interest rates of approximately 4.2% and 5.1%, respectively.

At March 31, 2011 and December 31, 2010, the fair value of our debt (excluding borrowings under our Facilities) was $1,159.6 million and $1,262.6 million, respectively, compared to its carrying amounts of $1,140.6 million and $1,243.8 million, respectively.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at March 31, 2011 and 2010, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.4 million and $0, respectively, for the three months ended March 31, 2011 and 2010, respectively.  Also, the fair value of our debt would decrease by approximately $32.9 million and $35.2 million, at March 31, 2011 and December 31, 2010, respectively.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.4 million and $0, for the three months ended March 31, 2011 and 2010, respectively, and increase the fair value of our debt by approximately $34.6 million and $37.0 million at March 31, 2011 and December 31, 2010, respectively.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first quarter of 2011 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with ASC Topic 450 - “Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

ITEM 1A.	Risk Factors

There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

ITEM 6.	Exhibits

10.128
Form of Amendment to Severance Benefits Agreement by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and certain named executives of Glimcher Realty Trust identified in the definitive Schedule 14A Proxy Statement of Glimcher Realty Trust filed with the Securities and Exchange Commission on March 25, 2011.

10.129	2011 Glimcher Long-Term Incentive Compensation Plan.
10.130	Form of Performance Share Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and 2011 Glimcher Long-Term Incentive Compensation Plan.
10.131
Second Amended and Restated Credit Agreement, dated as of March 31, 2011, among Glimcher Properties Limited Partnership, KeyBank National Association, and certain other participating banks, financial institutions, and other entities.

10.132
Amended and Restated Subsidiary Guaranty, dated as of March 31, 2011, by Morgantown Commons Limited Partnership and several of its affiliated entities for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement, dated as of March 31, 2011.

10.133
Amended and Restated Parent Guaranty, dated as of March 31, 2011, by Glimcher Realty Trust and Glimcher Properties Corporation for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement, dated as of March 31, 2011.

10.134
Third Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of April 1, 2011, by and among KeyBank National Association, Kierland Crossing, LLC and Glimcher Properties Limited Partnership, and certain other participating banks and financial institutions.

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
Michael P. Glimcher Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark E. Yale
Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Dated:   April 29, 2011