Form 10-Q
period 2011-06-30
GLIMCHER REALTY TRUST
filed 2011-07-28
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [   ]  No [X]

As of July 27, 2011, there were 107,451,103 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 51

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS:

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and par value amounts)

ASSETS

	June 30, 2011 (unaudited)	December 31, 2010
Investment in real estate:
Land	$296,150	$250,408
Buildings, improvements and equipment	1,775,431	1,657,154
Developments in progress	62,555	210,797
	2,134,136	2,118,359
Less accumulated depreciation	616,686	588,351
Property and equipment, net	1,517,450	1,530,008
Deferred costs, net	21,052	19,997
Investment in and advances to unconsolidated real estate entities	126,492	138,194
Investment in real estate, net	1,664,994	1,688,199

Cash and cash equivalents	6,688	9,245
Restricted cash	25,031	17,037
Tenant accounts receivable, net	20,989	25,342
Deferred expenses, net	15,183	14,828
Prepaid and other assets	41,257	37,697
Total assets	$1,774,142	$1,792,348

LIABILITIES AND EQUITY

Mortgage notes payable	$1,159,262	$1,243,759
Notes payable	92,000	153,553
Accounts payable and accrued expenses	37,550	48,328
Distributions payable	17,142	14,941
Total liabilities	1,305,954	1,460,581

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 107,158,470 and 85,052,740 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,072	851
Additional paid-in capital	942,892	763,951
Distributions in excess of accumulated earnings	(767,586)	(718,529)
Accumulated other comprehensive loss	(576)	(3,707)
Total Glimcher Realty Trust shareholders’ equity	457,876	324,640
Noncontrolling interest	10,312	7,127
Total equity	468,188	331,767
Total liabilities and equity	$1,774,142	$1,792,348

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2011	2010
Revenues:
Minimum rents	$41,719	$39,011
Percentage rents	1,017	804
Tenant reimbursements	19,192	19,081
Other	4,809	5,039
Total revenues	66,737	63,935

Expenses:
Property operating expenses	13,939	13,094
Real estate taxes	8,505	8,036
Provision for doubtful accounts	761	1,149
Other operating expenses	2,522	3,705
Depreciation and amortization	17,288	16,359
General and administrative	5,129	4,770
Impairment loss	8,995	-
Total expenses	57,139	47,113

Operating income	9,598	16,822

Interest income	367	293
Interest expense	18,891	20,119
Equity in (loss) income of unconsolidated real estate entities, net	(7,901)	56
Loss from continuing operations	(16,827)	(2,948)
Discontinued operations:
Loss from operations	(30)	(38)
Net loss	(16,857)	(2,986)
Add: allocation to noncontrolling interest	618	1,679
Net loss attributable to Glimcher Realty Trust	(16,239)	(1,307)
Less: Preferred stock dividends	6,137	5,603
Net loss to common shareholders	$(22,376)	$(6,910)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.22)	$(0.10)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.22)	$(0.10)

EPS (diluted):
Continuing operations	$(0.22)	$(0.10)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.22)	$(0.10)

Weighted average common shares outstanding	102,406	68,926
Weighted average common shares and common share equivalents outstanding	105,351	71,912

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net loss	$(16,857)	$(2,986)
Other comprehensive income on derivative instruments, net	851	1,748
Comprehensive loss	(16,006)	(1,238)
Comprehensive income attributable to noncontrolling interest	(64)	(547)
Comprehensive loss attributable to Glimcher Realty Trust	$(16,070)	$(1,785)

The accompanying notes are an integral part of these consolidated financial statements.

 GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2011	2010
Revenues:
Minimum rents	$81,944	$86,367
Percentage rents	2,350	1,661
Tenant reimbursements	38,521	41,950
Other	9,943	9,724
Total revenues	132,758	139,702

Expenses:
Property operating expenses	28,598	29,816
Real estate taxes	16,083	16,867
Provision for doubtful accounts	1,835	2,555
Other operating expenses	5,247	6,546
Depreciation and amortization	33,955	36,560
General and administrative	10,113	9,659
Impairment loss	8,995	-
Total expenses	104,826	102,003

Operating income	27,932	37,699

Interest income	697	568
Interest expense	37,787	41,175
Equity in loss of unconsolidated real estate entities, net	(7,636)	(368)
Loss from continuing operations	(16,794)	(3,276)
Discontinued operations:
Loss on disposition of property	-	(215)
Loss from operations	(85)	(89)
Net loss	(16,879)	(3,580)
Add: allocation to noncontrolling interest	800	2,985
Net loss attributable to Glimcher Realty Trust	(16,079)	(595)
Less: Preferred stock dividends	12,274	9,962
Net loss to common shareholders	$(28,353)	$(10,557)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.28)	$(0.15)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.28)	$(0.15)

EPS (diluted):
Continuing operations	$(0.28)	$(0.15)
Discontinued operations	$(0.00)	$(0.00)
Net loss to common shareholders	$(0.28)	$(0.15)

Weighted average common shares outstanding	100,316	68,854
Weighted average common shares and common share equivalents outstanding	103,282	71,840

Cash distributions declared per common share of beneficial interest	$0.20	$0.20

Net loss	$(16,879)	$(3,580)
Other comprehensive income on derivative instruments, net	3,225	3,349
Comprehensive loss	(13,654)	(231)
Comprehensive income attributable to noncontrolling interest	(94)	(921)
Comprehensive loss attributable to Glimcher Realty Trust	$(13,748)	$(1,152)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2011
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

			Common				Accumulated
	Series F	Series G	Shares of			Distributions	Other
	Cumulative	Cumulative	Beneficial		Additional	In Excess of	Comprehensive
	Preferred	Preferred	Interest		Paid-in	Accumulated	(Loss)	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	Income	Interest	Total
Balance, December 31, 2010	$60,000	$222,074	85,052,740	$851	$763,951	$(718,529)	$(3,707)	$7,127	$331,767

Distributions declared, $0.20 per share						(20,704)		(589)	(21,293)
Distribution Reinvestment and Share Purchase Plan			9,183	-	81				81
Exercise of stock options			29,832	-	82				82
Restricted stock grant			255,886	3	(3)				-
OP unit conversion			96,909	1					1
Amortization of performance stock					54				54
Amortization of restricted stock					505				505
Preferred stock dividends						(12,274)			(12,274)
Net loss						(16,079)		(800)	(16,879)
Other comprehensive income on derivative instruments							3,131	94	3,225
Stock option expense					140				140
Issuance of common stock			21,713,920	217	190,463				190,680
Stock issuance costs					(7,901)				(7,901)
Transfer to noncontrolling interest in partnership					(4,480)			4,480	-
Balance, June 30, 2011	$60,000	$222,074	107,158,470	$1,072	$942,892	$(767,586)	$(576)	$10,312	$468,188

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,879)	$(3,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,835	2,555
Depreciation and amortization	33,955	36,560
Amortization of financing costs	3,522	2,974
Equity in loss of unconsolidated real estate entities, net	7,636	368
Distributions from unconsolidated real estate entities	4,107	91
Capitalized development costs charged to expense	-	230
Gain on sale of operating real estate assets	-	(547)
Impairment loss	8,995	-
Loss on disposition of property	-	215
Stock compensation expense	699	518
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	1,051	763
Prepaid and other assets	(3,725)	(671)
Accounts payable and accrued expenses	(8,051)	(7,342)
Net cash provided by operating activities	33,145	32,134

Cash flows from investing activities:
Additions to investment in real estate	(25,174)	(35,713)
Additions to investment in unconsolidated real estate entities	(41)	-
Proceeds from sales of properties	-	60,070
Additions to restricted cash	(7,995)	(2,350)
Additions to deferred costs and other	(3,892)	(2,591)
Net increase in cash from previously unconsolidated real estate entity	-	5,299
Net cash (used in) provided by investing activities	(37,102)	24,715

Cash flows from financing activities:
Payments to revolving line of credit, net	(61,553)	(190,908)
Payments of deferred financing costs	(3,997)	(10,606)
Proceeds from issuance of mortgages notes payable and other	44,529	146,000
Principal payments on mortgages and other notes payable	(129,157)	(126,413)
Proceeds from issuance of preferred stock	-	72,708
Net proceeds from issuance of common shares	182,779	-
Proceeds received from dividend reinvestment and exercise of stock options	164	96
Cash distributions	(31,365)	(23,079)
Net cash provided by (used in) financing activities	1,400	(132,202)

Net change in cash and cash equivalents	(2,557)	(75,353)
Cash and cash equivalents, at beginning of year	9,245	85,007
Cash and cash equivalents, at end of period	$6,688	$9,654

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.           Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At June 30, 2011, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (18 wholly-owned and five partially owned through joint ventures) and four Community Centers (three wholly-owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of June 30, 2011, GRT was a limited partner in GPLP with a 97.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.2% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive loss, statement of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Material subsequent events that have occurred since June 30, 2011 that require disclosure in these financial statements are presented in Note 17 - “Subsequent Events.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Investment in Real Estate – Impairment Evaluation

Management evaluates the recoverability of its investments in real estate assets.  Long-lived assets are tested on a quarterly basis for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income performance and conducts a detailed evaluation of the respective property.  The evaluation considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

In connection with the quarterly impairment evaluation described above for the three months ended June 30, 2011, the Company’s management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC 360 – “Property Plant and Equipment,” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss.  The Company valued the parcel based upon an independent review of comparable land sales.

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

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its consolidated real estate assets each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment.  If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  The results of operations for these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.  On June 30, 2011, there were no Properties classified as held-for-sale.

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

Restricted Cash

Restricted cash consists primarily of cash held for real estate taxes, insurance, property reserves for maintenance, and expansion or leasehold improvements as required by certain of our loan agreements.

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

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.  During the three and six months ended June 30, 2010, noncontrolling interest allocated to the partner in the former joint venture related to Scottsdale Quarter® amounted to $1,381 and $2,527, respectively.  As of June 30, 2011 and December 31, 2010, noncontrolling interest includes only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

During March 2011, the Company reclassified $(1,466) in receivables to land upon completion of a foreclosure action against a tenant and the recapture of the leasehold interest in land at Jersey Gardens.  During June 2011, the Company recognized $8,995 in impairment loss related to a sixty-nine acre parcel located near Cincinnati, Ohio.

The Company’s other non-cash activities accounted for changes in the following areas:  a) investment in real estate - $(6,899), b) accounts payable and accrued liabilities – $2,632, c) mortgage notes payable – $(131), and d) accumulated other comprehensive loss – $(3,131).

Share distributions of $10,716 and $8,505 were declared, but not paid as of June 30, 2011 and December 31, 2010, respectively.  Operating Partnership distributions of $289 and $299 were declared, but not paid as of June 30, 2011 and December 31, 2010, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of June 30, 2011 and December 31, 2010.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared, but not paid as of June 30, 2011 and December 31, 2010.

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

3.           Investment in Joint Ventures – Consolidated

As of June 30, 2011, the Company has an interest in a consolidated joint venture; the VBF Venture (defined below) qualifies as a VIE under ASC Topic 810. The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

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

The Company did not provide any additional financial support to the VBF Venture during the six months ended June 30, 2011.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the VBF Venture’s total assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,668	$3,668
Total Liabilities	$6	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

4.           Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of June 30, 2011 consisted of an investment in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•      Blackstone Joint Venture

In March 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed entity (“Blackstone Joint Venture”).  Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”) in a transaction accounted for as a partial sale.  The gross sales price for the 60% interest was $192,000.  After 60% of the debt assumed of $129,191, and customary closing costs, GPLP received net proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the six months ended June 30, 2010 Consolidated Statement of Operations and Other Comprehensive Loss as other revenue.

•      Pearlridge Venture

This investment consists of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The Pearlridge Venture owns and operates Pearlridge Center which is located on 44.63 acres in Aiea, Hawaii.  The gross purchase price for Pearlridge Center was $245,000.

•      ORC Venture

Consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, owns and operates two Mall Properties - Puente Hills Mall in City of Industry, California and Tulsa Promenade in Tulsa, Oklahoma.  In connection with the quarterly impairment evaluation described above in Note 2 – “Summary of Significant Accounting Policies,” the Company determined that it was more likely than not, that the ORC Venture will market the Tulsa Promenade property for sale.  In accordance with ASC 360 – “Property Plant and Equipment,” the ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15,149 impairment loss. The Company’s proportionate share of this impairment loss amounts to $7,877.  The ORC Venture used a recent independent appraisal to determine the Property’s fair market value.

•      Surprise Venture

Consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that was developed.  The Surprise Venture constructed the Town Square at Surprise, a 25,000 square foot community shopping center on a five-acre site located in an area northwest of Phoenix, Arizona.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to the Ventures described above.  The Company recognized fee and service income of $2,008 and $1,723 for the three months ended June 30, 2011 and  2010, respectively, and fee income of $4,073 and $2,327 for the six months ended June 30, 2011 and 2010, respectively.

With the transfer of the Company’s interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the following Statements of Operations for the three and six months ended June 30, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through June 30, 2010.  The following Balance Sheets for both June 30, 2011 and December 31, 2010 include the assets, liabilities and member’s equity of the Blackstone Joint Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

With the purchase of Pearlridge Center by the Pearlridge Venture on November 1, 2010, its activity is not included in the following Statement of Operations for the three and six months ended June 30, 2010.   The following Balance Sheets for both June 30, 2011 and December 31, 2010 include the assets, liabilities and member’s equity of the Pearlridge Venture.

The following Balance Sheets and Statements of Operations, for each period reported, include both the ORC Venture and Surprise Venture.

The net income or loss for the Ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Ventures accounted for using the equity method is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheets	June 30,	December 31,
	2011	2010
Assets:
Investment properties at cost, net	$733,572	$760,144
Construction in progress	11,310	9,934
Intangible assets (1)	33,961	38,465
Other assets	44,923	44,308
Total assets	$823,766	$852,851

Liabilities and members’ equity:
Mortgage notes payable	$462,469	$465,715
Notes payable (2)	5,000	5,000
Intangibles (3)	28,527	30,586
Other liabilities	15,783	13,226
	511,779	514,527
Members’ equity	311,987	338,324
Total liabilities and members’ equity	$823,766	$852,851

GPLP’s share of members’ equity	$125,952	$138,238

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $5,085 and $5,767 for above-market acquired leases as of June 30, 2011 and December 31, 2010, respectively, and $33,612 and $36,353 for below-market acquired leases as of June 30, 2011 and December 31, 2010, respectively.

	June 30,	December 31,
	2011	2010
Members’ equity	$125,952	$138,238
Advances and additional costs	540	(44)
Investment in and advances to unconsolidated real estate entities	$126,492	$138,194

	For the Three Months Ended June 30,
Statements of Operations	2011	2010
Total revenues	$30,906	$19,721
Operating expenses	15,121	9,216
Depreciation and amortization	9,797	5,764
Impairment loss	15,149	-
Operating (loss) income	(9,161)	4,741
Other expenses, net	104	11
Interest expense, net	6,055	4,329
Net (loss) income	(15,320)	401
Preferred dividend	8	8
Net (loss) income from the Company’s unconsolidated real estate entities	$(15,328)	$393

GPLP’s share of (loss) income from unconsolidated real estate entities	$(7,901)	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Six Months Ended June 30,
Statements of Operations	2011	2010
Total revenues	$61,808	$27,617
Operating expenses	30,094	13,764
Depreciation and amortization	19,247	8,057
Impairment loss	15,149	-
Operating (loss) income	(2,682)	5,796
Other expenses, net	203	3
Interest expense, net	12,204	6,186
Net loss	(15,089)	(393)
Preferred dividend	16	16
Net loss from the Company’s unconsolidated real estate entities	$(15,105)	$(409)

GPLP’s share of loss from unconsolidated real estate entities	$(7,636)	$(368)

5.           Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	June 30,	December 31,
	2011	2010
Billed receivables	$6,104	$7,179
Straight-line receivables	16,340	14,805
Unbilled receivables	3,327	8,099
Less: allowance for doubtful accounts	(4,782)	(4,741)
Tenant accounts receivable, net	$20,989	$25,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.           Mortgage Notes Payable

Mortgage Notes Payable as of June 30, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2011	2010	2011	2010
Fixed Rate:
SDQ III Fee, LLC (Senior Loan)	$12,500	$12,500	5.50%	5.50%		(b)	$12,500	November 5, 2011
SDQ III Fee, LLC (Junior Loan)	3,500	3,500	6.00%	6.00%		(b)	$3,500	(e)
Dayton Mall Venture, LLC	51,166	51,789	8.27%	8.27%	(j)	(a)	$49,864	(f)
PFP Columbus, LLC	130,086	131,581	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	145,503	147,138	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	100,637	101,709	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	54,919	55,518	7.54%	7.54%	(j)	(a)	$49,969	(g)
Glimcher Merritt Square, LLC	56,438	56,815	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	69,335	69,838	4.91%	4.91%		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,441	48,784	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,674	41,958	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	45,480	45,680	6.76%	6.76%		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,429	54,706	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,538	44,799	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	42,075	-	4.90%			(a)	$34,569	July 6, 2021
Tax Exempt Bonds (l)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	979,721	945,315

Variable Rate:
Catalina Partners, LP	40,000	40,000	3.38%	3.54%	(k)	(b)	$40,000	(h)
Kierland Crossing, LLC	140,633	138,179	2.84%	5.94%	(i)	(b)	$140,633	(d)
	180,633	178,179

Other:
Fair value adjustments	(1,092)	(1,223)
Extinguished debt	-	121,488		(m)

Mortgage Notes Payable	$1,159,262	$1,243,759

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures on May 29, 2012, however, the Company has a one-year extension option that would extend the maturity date of the loan to May 29, 2013.
(e)
The maturity date is the earlier of:  1) the commencement of construction on any portion of the Phase III Parcels secured by the loan, 2) the sale or refinancing of all or any portion(s) of the Phase III Parcels secured by the loan, 3) the maturity date of the SDQ Fee III (Senior Loan), or 4) October 15, 2012.

(f)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(g)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(h)	The loan matures on April 23, 2012, however, the Company has a one-year extension option that would extend the maturity date of the loan to April 23, 2013.
(i)
Interest rate of LIBOR plus 250 basis points.  The full loan amount was fixed through a swap agreement at a rate of 5.94% at December 31, 2010  and $125,000 was fixed through a swap agreement at a rate of 2.86% at June 30, 2011.

(j)	Interest rate escalates after optional prepayment date.
(k)	Interest rate of LIBOR plus 300 basis points. $30,000 has been fixed through a swap agreement at a rate of 3.64% at December 31, 2010 and 3.45% at June 30, 2011.
(l)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(m)	Interest rates ranging from 3.76% to 7.25% at December 31, 2010.

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,294,749 and $1,448,558 at June 30, 2011 and December 31, 2010, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at June 30, 2011.  Additionally, $115,250 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been fully guaranteed by GRT as of June 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.           Notes Payable

In March 2011, GPLP completed amendments to its corporate credit facility (the “Credit Facility”) to increase the facility’s borrowing availability from $200,000 to $250,000, to provide two one-year options to extend the facility’s current maturity date of December 2011 to December 2013, subject to satisfaction of certain conditions, and to modify the facility from being partially secured to fully secured.  The Credit Facility amends the $200,000 credit facility that was due to expire in December 2011 (the “Prior Facility”).  The amendment provides GPLP with the opportunity to increase the total borrowing availability to $300,000 if it provides additional collateral and adds new financial institutions as facility lenders or obtains the agreement of existing lenders to increase their lending commitments.  To fully secure the Credit Facility, the Company added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the Credit Facility’s collateral pool.  The Credit Facility is now secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  In order to add the additional properties to the collateral pool, the Company repaid the existing mortgage loans on Morgantown, Northtown, and the Center.  The Company incurred $1,207 in additional interest expense associated with these loan repayments due to the accelerated amortization of deferred loan fees. The Credit Facility no longer has a LIBOR floor and the interest rate is LIBOR plus 4.0%, subject to adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of its total asset value.  The amendment eases restrictions on GPLP’s use of proceeds from the Credit Facility borrowings and GPLP’s ability to make certain investments using the Credit Facility.  GPLP’s total availability under the Credit Facility is subject to certain quarterly collateral coverage tests.  No limitation on availability existed as of June 30, 2011.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants under the Credit Facility as of June 30, 2011.

At June 30, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance on the Credit Facility was $92,000.  Additionally, $1,771 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2011, the unused balance of the Credit Facility available to the Company was $156,229 and the average interest rate on the outstanding balance was 4.24% per annum.

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

8.           Equity Offerings

On January 11, 2011, GRT completed a secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share, which included 1,822,620 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares.  The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $116,657.

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100,000 in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”).  Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company.  GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the three months ended June 30, 2011, GRT issued 6,891,300 Common Shares under the GRT ATM Program at a weighted average issue price of $9.82 per Common Share generating net proceeds of $66,122 after deducting $1,530 of offering related costs and commissions.  GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility.  As of June 30, 2011, GRT had $32,348 available for issuance under the GRT ATM Program.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended June 30, 2011 and 2010, the Company had $28 and $139 of hedge ineffectiveness included in earnings.  During the six months ended June 30, 2011 and 2010, the Company had $(60) and $266 of hedge ineffectiveness included in earnings.

Amounts reported in OCL are related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $95 will be reclassified as an increase to interest expense.

During the six months ended June 30, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging the loans for the Center and Northtown.  The interest rate protection agreements were terminated due to the repayment of the loans in connection with modification of the Credit Facility.  The fees were recognized as interest expense.

As of June 30, 2011, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $155,000.  Both derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheets as of June 30, 2011 and December 31, 2010.

	Liability Derivatives
	As of June 30, 2011		As of December 31, 2010

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$93	Accounts Payable & Accrued Expenses	$3,378

The derivative instruments were reported at their fair value of $93 and $3,378 in accounts payable and accrued expenses at June 30, 2011 and December 31, 2010, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation).  Over time, the unrealized gains and losses held in OCL will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010

Interest Rate Products	$(146)	$(392)	Interest expense	$(997)	$(2,140)	Interest expense	$28	$139

During the three months ended June 30, 2011, the Company recognized additional other comprehensive income of $851, to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2011, net of $997 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $64 of other comprehensive income to the noncontrolling interest during the three months ended June 30, 2011.  During the three months ended June 30, 2010, the Company recognized additional other comprehensive income of $1,748, to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010, net of $2,140 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $547 of other comprehensive income to the noncontrolling interest during the three months ended June 30, 2010.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2011	2010		2011	2010		2011	2010

Interest Rate Products	$529	$(1,398)	Interest expense	$(2,697)	$(4,747)	Interest expense	$60	$(266)

During the six months ended June 30, 2011, the Company recognized additional other comprehensive income of $3,225 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2011, net of $2,697 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $94 of other comprehensive income to noncontrolling interest participation during the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company recognized additional other comprehensive income of $3,349 to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2010, net of $4,747 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $921 of other comprehensive income to noncontrolling interest participation during the six months ended June 30, 2010.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $119.  As of June 30, 2011, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $119.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

10.           Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosure” (“Topic 820”).  Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

As of June 30, 2011, the Company has identified one fair value measurement using significant unobservable inputs (Level 3).  In connection with the quarterly impairment evaluation described in Note 2 – “Summary of Significant Accounting Policies,” the Company’s management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  In accordance with ASC 360 – “Property Plant and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets:
Developments in progress	$-	$-	$4,056	$4,056

Liabilities:
Derivative instruments, net	$-	$93	$-	$93

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative instruments, net	$-	$3,378	$-	$3,378

11.           Stock-Based Compensation

Restricted Common Shares

Restricted Common Shares are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Restricted Common Shares issued prior to 2011 primarily vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.  The restricted Common Shares value is determined by the Company’s closing market share price on the grant date.  As restricted Common Shares represent an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.  During the three months ended June 30, 2011, the Company granted 255,886 restricted Common Shares. Of this amount, 207,709 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date and 48,177 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date.  During the six months ended June 30, 2010 the Company granted 180,666 restricted Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The compensation expense for all restricted Common Shares for the three months ended June 30, 2011 and 2010 was $274 and $231, respectively, and $505 and $435 for the six months ended June 30, 2011 and 2010, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.8 years, is $3,526 as of June 30, 2011.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the six months ended June 30, 2011 and 2010, the Company issued 246,500 and 297,766 options, respectively.  The fair value of each option granted in 2011 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 2.19%, expected life of six years, annual dividend rates of $0.40, and weighted average volatility of 84.6%.  The weighted average fair value of options issued during the six months ended June 30, 2011 was $4.93 per share.  Compensation expense recorded related to the Company’s share option plans was $95 and $46 for the three months ended June 30, 2011 and 2010, respectively, and $140 and $83 for the six months ended June 30, 2011 and 2010, respectively.

Performance Shares

During the three months ended June 30, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the “Incentive Plan”).  Under the terms of the Incentive Plan, an Incentive Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of twenty-four retail oriented real estate investment trusts.

The compensation expense recorded relating to the Incentive Plan was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.”   The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.  The fair value of the performance shares allocated under the Incentive Plan was determined to be $8.64 per share for a total compensation amount of $893 to be recognized over the Performance Period.  The amount of compensation expense related to the Incentive Plan for the three and six months ended June 30, 2011 was $54.  The Company did not record any compensation expense during the three or six months ended June 30, 2010 relating to the Incentive Plan.

12.           Commitments and Contingencies

At June 30, 2011, there were approximately 2.9 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2011 is $26,928 based upon a per unit value of $9.32 at June 30, 2011 (based upon a five-day average closing price of the Common Stock price from June 23, 2011 to June 29, 2011).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.           Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended June 30,
	2011			2010
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Loss from continuing operations	$(16,827)			$(2,948)
Less: preferred stock dividends	(6,137)			(5,603)
Noncontrolling interest adjustments (1)	617			1,677
Loss from continuing operations	$(22,347)	102,406	$(0.22)	$(6,874)	68,926	$(0.10)

Loss from discontinued operations	$(30)			$(38)
Noncontrolling interest adjustments (1)	1			2
Loss from discontinued operations	$(29)	102,406	$(0.00)	$(36)	68,926	$(0.00)

Net loss to common shareholders	$(22,376)	102,406	$(0.22)	$(6,910)	68,926	$(0.10)

Diluted EPS:
Loss from continuing operations	$(16,827)	102,406		$(2,948)	68,926
Less: preferred stock dividends	(6,137)			(5,603)
Noncontrolling interest adjustments (2)				1,381
Operating partnership units		2,945			2,986
Loss from continuing operations	$(22,964)	105,351	$(0.22)	$(7,170)	71,912	$(0.10)

Loss from discontinued operations	$(30)	105,351	$(0.00)	$(38)	71,912	$(0.00)
Net loss to common shareholders before noncontrolling interest	$(22,994)	105,351	$(0.22)	$(7,208)	71,912	$(0.10)

	For the Six Months Ended June 30,
	2011			2010
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Loss from continuing operations	$(16,794)			$(3,276)
Less: preferred stock dividends	(12,274)			(9,962)
Noncontrolling interest adjustments (1)	798			2,972
Loss from continuing operations	$(28,270)	100,316	$(0.28)	$(10,266)	68,854	$(0.15)

Loss from discontinued operations	$(85)			$(304)
Noncontrolling interest adjustments (1)	2			13
Loss from discontinued operations	$(83)	100,316	$(0.00)	$(291)	68,854	$(0.00)

Net loss to common shareholders	$(28,353)	100,316	$(0.28)	$(10,557)	68,854	$(0.15)

Diluted EPS:
Loss from continuing operations	$(16,794)	100,316		$(3,276)	68,854
Less: preferred stock dividends	(12,274)			(9,962)
Noncontrolling interest adjustments (2)				2,527
Operating partnership units		2,966			2,986
Loss from continuing operations	$(29,068)	103,282	$(0.28)	$(10,711)	71,840	$(0.15)

Loss from discontinued operations	$(85)	103,282	$(0.00)	$(304)	71,840	$(0.00)
Net loss to common shareholders before noncontrolling interest	$(29,153)	103,282	$(0.28)	$(11,015)	71,840	$(0.15)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of June 30, 2011 and 2010.  GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and are included in the weighted average outstanding share amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.           Discontinued Operations

Financial results of Properties sold by the Company are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Loss.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended June 30,
	2011	2010
Revenues	$-	$(27)
Operating expenses	(30)	(12)
Operating loss	(30)	(39)
Interest income	-	1
Net loss from discontinued operations	$(30)	$(38)

	For the Six Months Ended June 30,
	2011	2010
Revenues	$-	$(8)
Operating expenses	(86)	(82)
Operating loss	(86)	(90)
Interest income	1	1
Net loss from operations	(85)	(89)
Loss on disposition of property	-	(215)
Net loss from discontinued operations	$(85)	$(304)

15.           Acquisitions

Intangibles as of June 30, 2011, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, Polaris Towne Center in Columbus, Ohio and Merritt Square Mall in Merritt Island, Florida.  The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in-place leases for $5,339.  The intangibles related to above and below-market leases are being amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.7 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the estimated remaining life of 5.2 years.  Amortization of the in-place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 9.0 years.  Net amortization for all of the acquired intangibles is a (decrease) increase to net income in the amount of $(30) and $184 for the three months ended June 30, 2011 and 2010, respectively, and $(54) and $185 for the six months ended June 30, 2011 and 2010, respectively.  The net book value of the above-market leases is $1,512 and $1,659 as of June 30, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the below-market leases is $2,772 and $3,134 as of June 30, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $1,688 and $1,852 as of June 30, 2011 and December 31, 2010, respectively, and is included in Prepaid and Other Assets on the Consolidated Balance Sheets.  The net book value of in-place leases was $1,036 and $1,140 at June 30, 2011 and December 31, 2010, respectively, and is included in Buildings, Improvements and Equipment on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

16.           Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities (ranging from 2.84% to 6.24% per annum at June 30, 2011 and from 3.63% to 6.33% at December 31, 2010), the fair value of the Company’s mortgage notes payable is estimated at $1,185,448 and $1,262,591 at June 30, 2011 and December 31, 2010, respectively, compared to its carrying amounts of $1,159,262 and $1,243,759, respectively.  The fair value of the debt instruments considers the credit of the Company as an entity, and not just the individual entities and Properties owned by the Company.

17.           Subsequent Events

Subsequent to June 30, 2011, GRT issued 188,924 Common Shares under the GRT ATM Program at a weighted average issue price of $9.55 per Common Share generating net proceeds of $1,769 after deducting $36 of offering related costs and commissions.  GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility.  With these shares issued subsequent to June 30, 2011, GRT has $30,543 available for issuance under the GRT ATM Program.

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

Overview

GRT is a fully integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of June 30, 2011, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 93.6% was occupied at June 30, 2011.

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable assets, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  FFO includes impairment losses for properties held-for-sale and held-for-use.  The Company’s FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,
	2011	2010
Net loss to common shareholders	$(22,376)	$(6,910)
Add back (less):
Real estate depreciation and amortization	16,744	15,841
Pro-rata share of consolidated joint venture depreciation	-	(410)
Equity in loss (income) of unconsolidated entities, net	7,901	(56)
Pro-rata share of unconsolidated entities funds from operations	(4,462)	2,589
Noncontrolling interest in operating partnership	(618)	(298)
Funds From Operations	$(2,811)	$10,756

	For the Six Months Ended June 30,
	2011	2010
Net loss to common shareholders	$(28,353)	$(10,557)
Add back (less):
Real estate depreciation and amortization	32,889	35,538
Pro-rata share of consolidated joint venture depreciation	-	(760)
Equity in loss of unconsolidated entities, net	7,636	368
Pro-rata share of unconsolidated entities funds from operations	(978)	3,312
Noncontrolling interest in operating partnership	(800)	(458)
Gain on the disposition of real estate assets, net	-	(332)
Funds From Operations	$10,394	$27,111

FFO decreased by $16.7 million, or 61.7%, for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  During the six months ended June 30, 2011, we received $5.4 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and impairment losses.  This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group® (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010.  We also recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  During the three months ended June 30, 2011 as part of our quarterly review to prepare the financial statements contained in this Form 10-Q, we determined that it was more likely than not that the land would not be developed and accordingly reduced the carrying value of the land to its estimated net realizable value. Furthermore, we received $4.3 million less in FFO from our investment in unconsolidated entities.  This decrease can be attributed to our proportionate share of a $15.1 million impairment charge associated with our investment in Tulsa Promenade (“Tulsa”) which was partially offset by positive contributions we received from our investment in the joint venture (“Pearlridge Venture”) that owns Pearlridge Center, a regional mall located in Aiea, Hawaii.  Lastly, we incurred $2.3 million in additional preferred share dividends as a result of issuing an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) during April 2010 (the “April Offering”).

Offsetting these decreases to FFO, we experienced $3.4 million less in interest expense.  This decrease can be attributed to lower average borrowings.  Our average loan balance decreased due to the conveyance of mortgage debt to the Blackstone Venture in March 2010 as well as reductions to outstanding borrowings on our corporate credit facility resulting from the application of net proceeds received from the April Offering and from the stock offerings completed in July 2010, during the first six months of 2011, and proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture.

Results of Operations – Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Total revenues increased 4.4%, or $2.8 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Of this amount, minimum rents increased $2.7 million, percentage rents increased $213,000, tenant reimbursements increased $111,000, and other income decreased $230,000.

Minimum Rents

Minimum rents increased 6.9%, or $2.7 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  During the three months ended June 30, 2011, we experienced increased minimum rents throughout our portfolio with the most significant increases occurring at Jersey Gardens, a regional mall located in Elizabeth, New Jersey, and Scottsdale Quarter, a lifestyle center development located in Scottsdale, Arizona.  The increases at Jersey Gardens can be attributed to lease renewals with more favorable terms when comparing the quarter ended June 30, 2011 to the quarter ended June 30, 2010.  The increases at Scottsdale Quarter can be attributed to new tenant openings.

Percentage Rents

Percentage rents increased by $213,000, or 26.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 0.6%, or $111,000, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.   The increase in tenant reimbursement revenue can be attributed to a change in the mix of operating expenses recoverable from tenants.

Other Revenues

Other revenues decreased 4.6%, or $230,000, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended June 30,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$1,686	$1,654	$32
Sponsorship income	337	395	(58)
Fee and service income	2,008	1,723	285
Other	778	1,267	(489)
Total	$4,809	$5,039	$(230)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $32,000 increase in licensing agreement income for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Fee and service income increased $285,000 during the three months ended June 30, 2011 compared to the same period ended June 30, 2010.  This increase primarily relates to services provided to the Pearlridge Venture. Of the decrease in other revenues, $407,000 can be attributed to closing a theater that we previously operated.

Expenses

Total expenses increased 21.3%, or $10.0 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Property operating expenses increased $845,000, real estate taxes increased $469,000, the provision for doubtful accounts decreased $388,000, other operating expenses decreased $1.2 million, depreciation and amortization increased $929,000, general and administrative costs increased $359,000, and impairment loss increased by $9.0 million.

Property Operating Expenses

Property operating expenses increased $845,000, or 6.5%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  We experienced an increase of $621,000 in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development.

Real Estate Taxes

Real estate taxes increased $469,000, or 5.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Of this increase, $214,000 can be attributed to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.  The remaining portion of the increase can be attributed to various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $761,000 for the three months ended June 30, 2011 compared to $1.1 million for the three months ended June 30, 2010.  The provision represents 1.1% and 1.8% of total revenues for the three months ended June 30, 2011 and 2010, respectively.  Our provision for doubtful accounts has decreased due to the improved performance of our retailers.

Other Operating Expenses

Other operating expenses decreased 31.9%, or $1.2 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The decrease in other operating expenses can be primarily attributed to expenses relating to a ground lease with our former joint venture partner associated with Scottsdale Quarter.  During the three months ended June 30, 2010, we incurred $973,000 in ground lease expense.  On September 9, 2010, we purchased the fee simple interest in Scottsdale Quarter and, accordingly, the ground lease expense for the three months ended June 30, 2011 is eliminated in consolidation.

Depreciation and Amortization

Depreciation and amortization expense increased by $929,000, or 5.7%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  We experienced a $1.8 million increase in depreciation expense associated with Scottsdale Quarter.  This change can be attributed to an increase in the level of investment placed in service at this development.  Offsetting this increase was a $664,000 decrease in depreciation expense associated with Eastland Mall, a regional mall located in Columbus, Ohio.  This decrease can be attributed to tenant improvements for anchor tenants that were fully depreciated during the second half of 2010.

General and Administrative

General and administrative expenses were $5.1 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to executive compensation and travel related expenses.  Offsetting these increases, we experienced a decrease in tax expense, primarily associated with Jersey Gardens.

Impairment Loss

During the three months ended June 30, 2011, the Company’s management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses during the three months ended June 30, 2010.

Interest Income

Interest income increased 25.3%, or $74,000, for the three months ended June 30, 2011 compared with interest income for the three months ended June 30, 2010.  This increase is primarily attributed to interest accrued on a promissory note receivable from Tulsa Promenade REIT, LLC, an affiliated entity that owns Tulsa.

Interest expense/capitalized interest

Interest expense decreased 6.1%, or $1.2 million, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The table below summarizes the decrease by its various components (dollars in thousands).

	For the Three Months Ended June 30,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,288,976	$1,333,252	$(44,276)
Average rate	5.52%	5.94%	(0.42)%

Total interest	$17,788	$19,799	$(2,011)
Amortization of loan fees	1,363	1,995	(632)
Capitalized interest and other expense, net	(260)	(1,675)	1,415
Interest expense	$18,891	$20,119	$(1,228)

The decrease in interest expense was due to decreases in the average loan balance, average rate and amortization of loan fees.  The average loan balance decreased due to our use of proceeds from the April Offering and the Company’s stock offerings completed in July 2010 and January 2011, along with proceeds from the “at the market” equity offering program instituted in May 2011, to reduce the outstanding borrowings under our corporate credit facility.  The average rate has decreased due to the refinancing of mortgages and the removal of the LIBOR floor in our corporate credit facility that was included in the modification completed in March 2011.  Amortization of loan fees decreased due to the write-off of fees associated with the payoff of the Grand Central Mall loan that was refinanced in June 2010.  These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net in both periods contain results from our investments in the joint venture (the “ORC Venture”) that owns both Puente Hills Mall (“Puente”) and Tulsa, the joint venture that owns the Town Square at Surprise (“Surprise”), and the joint venture that owns both Lloyd and WestShore.  The results from Pearlridge Center are also included beginning on November 1, 2010.  Net (loss) income of the unconsolidated entities was $(15.3) million and $393,000 for the three months ended June 30, 2011 and 2010, respectively.  Our proportionate share of the (loss) income was $(7.9) million and $56,000 for the three months ended June 30, 2011 and 2010, respectively.

In connection with the quarterly impairment evaluation, the Company determined that it was more likely than not, that the ORC Venture will market the Tulsa Promenade property for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. The Company’s proportionate share of this impairment loss amounts to $7.9 million.  The ORC Venture used a recent independent appraisal to determine the Property’s fair market value.

Discontinued Operations

Total revenues from discontinued operations were $0 and $(27,000) for the three months ended June 30, 2011 and 2010, respectively.  The net loss from discontinued operations during the three months ended June 30, 2011 and 2010 was $30,000 and $38,000, respectively.

Allocation to Noncontrolling Interest

The allocation to noncontrolling interest was $(618,000) and $(1.7) million for the three months ended June 30, 2011 and 2010, respectively.  The allocation to noncontrolling interest for the three months ended June 30, 2011 represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.  Of the $1.7 million that was allocated to noncontrolling interest for the three months ended June 30, 2010, approximately $1.4 million represents 50% of the net loss from Scottsdale Quarter that was allocated to our former noncontrolling joint venture partner.  The loss in the joint venture which previously owned and operated Scottsdale Quarter during the three months ended June 30, 2010 is driven primarily by non-cash items including $424,000 of depreciation expense and $308,000 of straight-line expense associated with the ground lease as well as interest expense of $681,000.  During the fourth quarter of 2010, we purchased our partner’s 50% joint venture interest in Scottsdale Quarter, thus eliminating this allocation and the joint venture.

Results of Operations – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Total revenues decreased 5.0%, or $6.9 million, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Of this amount, minimum rents decreased $4.4 million, percentage rents increased $689,000, tenant reimbursements decreased $3.4 million, and other income increased $219,000.

Minimum Rents

Minimum rents decreased 5.1%, or $4.4 million, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  During the six months ended June 30, 2011, we experienced a decrease in minimum rents of $7.9 million due to the conveyance of both Lloyd and WestShore to the Blackstone Venture which occurred in the first quarter of 2010.  Offsetting this decrease was an increase in minimum rents of $2.7 million at Scottsdale Quarter, primarily related to new tenant openings.  The remaining increase is spread throughout our portfolio.

Percentage Rents

Percentage rents increased by $689,000, or 41.5%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective breakpoints.

Tenant Reimbursements

Tenant reimbursements decreased 8.2%, or $3.4 million, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The decrease is primarily attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Other Revenues

Other revenues increased 2.3%, or $219,000, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The components of other revenues are shown below (in thousands):

	For the Six Months Ended June 30,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$3,369	$3,489	$(120)
Gain on sale of depreciable real estate	-	547	(547)
Sponsorship income	682	808	(126)
Fee and service income	4,073	2,327	1,746
Other	1,819	2,553	(734)
Total	$9,943	$9,724	$219

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $120,000 decrease in licensing agreement income for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  With respect to the aggregate decrease in licensing agreement income, $326,000 can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate increase in licensing agreement income of $206,000.  During the six months ended June 30, 2010, we recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore in connection with the formation of the Blackstone Venture.  Fee and service income increased $1.7 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  This increase primarily relates to services provided to the Pearlridge Venture and the Blackstone Venture.  The decrease in other revenues can be primarily attributed to the closing of a theater that we previously operated.

Expenses

Total expenses increased 2.8%, or $2.8 million, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Property operating expenses decreased $1.2 million, real estate taxes decreased $784,000, the provision for doubtful accounts decreased $720,000, other operating expenses decreased $1.3 million, depreciation and amortization decreased $2.6 million, general and administrative costs increased $454,000, and impairment losses increased by $9.0 million.

Property Operating Expenses

Property operating expenses decreased $1.2 million, or 4.1%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  We experienced a decrease of $2.5 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was $1.2 million in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development.

Real Estate Taxes

Real estate taxes decreased $784,000, or 4.6%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  We experienced a decrease of $1.2 million as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was $311,000 in additional costs related to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.

Provision for Doubtful Accounts

The provision for doubtful accounts was $1.8 million for the six months ended June 30, 2011 compared to $2.6 million for the six months ended June 30, 2010.  The provision represents 1.4% and 1.8% of total revenues for the six months ended June 30, 2011 and 2010, respectively.  A decrease of $313,000 in the provision for doubtful accounts can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture in 2010.  The remaining decrease can be partially attributed to the improved performance of our retailers throughout our portfolio.

Other Operating Expenses

Other operating expenses decreased 19.8%, or $1.3 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  During the six months ended June 30, 2010, we incurred $230,000 of expenses related to real estate projects that were not going to be pursued.  We did not incur any expenses related to discontinued projects during the six months ended June 30, 2011.  Also, during the six months ended June 30, 2010, we incurred $1.8 million in ground lease expense associated with Scottsdale Quarter.  We purchased the fee simple interest in Scottsdale Quarter on September 9, 2010 and, accordingly, the ground lease expense associated with Scottsdale Quarter for the six months ended June 30, 2011 is eliminated in consolidation.  Offsetting these decreases was $971,000 of additional costs to provide services to our unconsolidated entities for the six months ended June 30, 2011, when compared to the six months ended June 30, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.6 million, or 7.1%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  We experienced a $3.3 million decrease in depreciation and amortization as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during 2010, we wrote off improvements related to vacating tenants primarily at Weberstown Mall, Eastland Mall, and The Mall at Fairfield Commons totaling $2.1 million.  Offsetting these decreases was a $3.2 million increase in depreciation expense associated with Scottsdale Quarter. This increase can be attributed to an increase in the level of investment placed in service at this development.

General and Administrative

General and administrative expenses were $10.1 million and $9.7 million for the six months ended June 30, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to executive compensation and travel related expenses.  Offsetting these increases, we experienced a decrease in tax expense, primarily associated with Jersey Gardens.

Impairment Loss

During the three months ended June 30, 2011, the Company’s management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million.  The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses during the six months ended June 30, 2010.

Interest Income

Interest income increased 22.7%, or $129,000, for the six months ended June 30, 2011 compared with interest income for the six months ended June 30, 2010.  This increase is primarily attributed to interest accrued on a promissory note receivable from Tulsa Promenade REIT, LLC, an affiliated entity that owns Tulsa.

Interest expense/capitalized interest

Interest expense decreased 8.2%, or $3.4 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The table below summarizes the decrease by its various components (dollars in thousands).

	For the Six Months Ended June 30,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,306,905	$1,501,175	$(194,270)
Average rate	5.57%	5.57%	0.00%

Total interest	$36,397	$41,808	$(5,411)
Amortization of loan fees	3,522	2,974	548
Capitalized interest and other expense, net	(2,132)	(3,607)	1,475
Interest expense	$37,787	$41,175	$(3,388)

The decrease in interest expense was primarily due to a decrease in the average loan balance.  The average loan balance decreased due to the conveyance of debt to the Blackstone Venture in March 2010 as well as our use of proceeds from the April Offering and the Company’s stock offerings completed in July 2010 and January 2011, along with proceeds from the “at the market” equity offering program instituted in May 2011, to reduce the outstanding borrowings under our corporate credit facility.  These cost savings were partially offset by an increase in loan fee amortization and a decrease in capitalized interest.  The increase in loan fee amortization was driven by (a) fees related to the March 2010 credit facility modification, (b) additional loan fee amortization recognized due to additional tenant openings at Scottsdale Quarter, and (c) the write-off of fees associated with three loans that were paid off in connection with the March 2011 credit facility modification.  Capitalized interest decreased due to placing the completed phases of Scottsdale Quarter into service.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net in both periods contain results from our investments in Puente, Tulsa, and Surprise.  The results of Lloyd and WestShore are also included beginning on March 26, 2010 following the completion of the conveyance of both Properties to the Blackstone Ventures.  Lastly, the results from Pearlridge Center are included beginning on November 1, 2010.  Net loss of the unconsolidated entities was $15.1 million and $409,000 for the six months ended June 30, 2011 and 2010, respectively.  Our proportionate share of the loss was $7.6 million and $368,000 for the six months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2011, as part of  the quarterly impairment evaluation, the Company determined that it was more likely than not, that the ORC Venture  will market the Tulsa Promenade property for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. The Company’s proportionate share of this impairment loss amounts to $7.9 million.  The ORC Venture used a recent independent appraisal to determine the Property’s fair market value.

Discontinued Operations

Total revenues from discontinued operations were $0 and $(8,000) for the six months ended June 30, 2011 and 2010, respectively.  The net loss from discontinued operations during the six months ended June 30, 2011 and 2010 was $85,000 and $304,000, respectively.  During the six months ended June 30, 2010, we incurred a $215,000 loss in settling a lawsuit on a Property that was sold in a previous period.

Allocation to Noncontrolling Interest

The allocation to noncontrolling interest was $(800,000) and $(3.0) million for the six months ended June 30, 2011 and 2010, respectively.  The allocation to noncontrolling interest for the six months ended June 30, 2011 represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.  Of the $3.0 million allocation for the six months ended June 30, 2010, $2.5 million represents 50% of the net loss from the Scottsdale Quarter that was allocated to our former noncontrolling joint venture partner.  The loss was driven primarily by non-cash items including $787,000 of depreciation expense and $563,000 of straight-line expense associated with the ground lease as well as interest expense of $1.2 million.

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

In light of the improving capital and debt markets, we have remained focused on addressing our near term debt maturities. In March 2011, GPLP completed amendments to its previous $200 million partially secured credit facility (“the Prior Facility”). Under the amended facility (the “Credit Facility” and together with the Prior Facility, the “Facilities”) the total borrowing availability increased from $200 million to $250 million. The amendment also provides the opportunity to increase the total borrowing availability to $300 million by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments. The Credit Facility matures in December 2011 and has two one-year extension options to extend the term to December 2013, subject to the satisfaction of certain conditions. The facility was modified from being partially secured to being fully secured and we added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the facility’s collateral pool. The Credit Facility is now secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets. In order to add the additional properties to the collateral pool, we repaid the existing mortgage loans on Morgantown, Northtown and the Center. The Credit Facility no longer has a LIBOR floor and the interest rate for the Credit Facility is LIBOR plus 4.0%, subject to adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of total asset value. The amendments ease restrictions on GPLP’s use of proceeds from facility borrowings and our ability to make certain investments using the facility. GPLP’s total availability under the facility is subject to certain quarterly collateral coverage tests. No limitations on availability exist as of June 30, 2011. The Credit Facility contains customary covenants, representations, warranties and events of default. Management believes GPLP is in compliance with all covenants of the Credit Facility as of June 30, 2011.

On January 11, 2011, we completed an underwritten secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share (the “January Offering”).  The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses were $116.7 million.  GRT used the proceeds from this secondary public offering to reduce the outstanding principal amount under the Prior Facility.

On April 8, 2011, an affiliate of the Company executed an amendment (the “Amendment”) to the construction loan for Scottsdale Quarter.  The Amendment decreases the total borrowing availability from $220.0 million to $165.0 million and limits the current borrowing availability to $143.6 million.  The Amendment also provides the opportunity to increase the loan’s borrowing availability up to $165.0 million subject to Scottsdale Quarter achieving certain appraised value and debt service coverage thresholds.  No increases to the loan’s borrowing availability can occur after May 29, 2012.  During the second quarter of 2011, we exercised our option to extend the loan’s maturity date from May 29, 2011 to May 29, 2012.  We have an additional option to extend the loan to May 29, 2013 subject to certain conditions.

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100 million in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”).  Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company.  GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares.

During the six months ended June 30, 2011, GRT issued 6,891,300 Common Shares under the GRT ATM Program at a weighted average issue price of $9.82 per Common Share generating net proceeds of $66.1 million after deducting $1.5 million of offering related costs and commissions.  GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility.  As of June 30, 2011, GRT had $32.3 million available for issuance under the GRT ATM Program.  In July, the Company issued an additional 188,924 Common Shares that were sold during June 2011 generating net proceeds of $1.8 million. With these shares issued in July, GRT has $30.5 million available for issuance under the GRT ATM Program.

On June 21, 2011, we completed a $42.1 million mortgage loan secured by Ashland Town Center, located in Ashland, Kentucky.  We used $22.8 million of the loan proceeds to pay the cost of the defeasance of the existing mortgage loan on Ashland Town Center that was scheduled to mature on November 1, 2011 with the remainder of the proceeds being used to reduce the outstanding principal amount under the Credit Facility.

At June 30, 2011, the Company’s total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 51.5%, compared to 60.4% at December 31, 2010 and is within our targeted range of 50–60%.   We also look at the Company’s debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Capital Resource Availability

On February 23, 2011, we filed an automatically effective universal shelf registration statement on Form S-3, registering debt securities, preferred shares, Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts, and any combination of the foregoing.  This new universal shelf registration statement is not limited in the amount of equity that can be raised for subsequent registered debt or equity offerings.

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000.  This will enhance our flexibility to issue additional equity in the form of common or preferred shares as market conditions may warrant.

At June 30, 2011, the aggregate borrowing availability on the Credit Facility was $250.0 million and the outstanding balance was $92.0 million.  Additionally, $1.8 million represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2011, the unused balance of the Credit Facility available to the Company was $156.2 million and the average interest rate on the outstanding balance was 4.24% per annum.

At June 30, 2011, our Credit Facility was collateralized by first mortgage liens on six Properties having a net book value of $134.2 million and other assets with a net book value of $77.4 million.  Our mortgage notes payable were collateralized by first mortgage liens on fifteen of our Properties having a net book value of $1,294.7 million.  We have other corporate assets that have a net book value of $11.1 million.

Cash Activity

For the six months ended June 30, 2011

Net cash provided by operating activities was $33.1 million for the six months ended June 30, 2011.  (See also “Results of Operations – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $37.1 million for the six months ended June 30, 2011.  We spent $25.2 million on our investments in real estate.  Of this amount, $12.2 million related to the development of Scottsdale Quarter.  We also spent $6.7 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, The Mall at Johnson City, and Merritt Square Mall.  The remaining amount was spent on operational capital expenditures.  During June 2011, we funded $8.0 million to restricted cash.  This amount was almost entirely driven from Scottsdale Quarter equity requirements in which we expect to be fully reimbursed during the third and fourth quarters of 2011.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2011.  We issued additional Common Shares as part of the January Offering, raising net proceeds of $116.7 million.  During the second quarter of 2011, we raised net proceeds of $66.1 million as part of the GRT ATM program.  We received $44.5 million in proceeds from the refinancing of Ashland Town Center for $42.1 million and additional borrowings from the Scottsdale Quarter construction loan for $2.4 million.  Offsetting the increases to cash was $129.2 million in principal payments on existing mortgage debt.  Of this amount, $121.0 million was primarily used to repay the existing mortgages on the Center, Morgantown, Northtown, and Ashland Town Center.  Additionally, regularly scheduled principal payments of $8.2 million were made on various loan obligations.  Also, $31.4 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  We reduced our outstanding indebtedness under the Facilities by $61.6 million.  Lastly, the Company paid $4.0 million in costs related to the March 2011 modification of the Prior Facility.

Cash Activity

For the six months ended June 30, 2010

Net cash provided by operating activities was $32.1 million for the six months ended June 30, 2010.  (See also “Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash provided by investing activities was $24.7 million for the six months ended June 30, 2010.  We received $60.1 million in proceeds attributable to the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.  Offsetting this increase to cash, we spent $35.7 million on our investments in real estate.  Of this amount, $20.7 million was spent on development and redevelopment projects including $17.2 million in expenditures related to the development of Scottsdale Quarter and $6.3 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland Town Center, Jersey Gardens, Polaris Fashion Place, and River Valley Mall.

Net cash used in financing activities was $132.2 million for the six months ended June 30, 2010.  We made $126.4 million in principal payments on existing mortgage debt.  Of this amount $118.0 million was primarily used to repay the existing mortgages on the Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $8.4 million were made on various loan obligations.  Also, $23.1 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Prior Facility by $190.9 million.  Lastly, the Company spent $10.6 million in financing costs, mainly related for the modification of the Prior Facility in March 2010.  Offsetting these cash uses, we received $146.0 million in proceeds from the refinancing of the Center, Grand Central Mall, and The Mall at Johnson City.  Furthermore, the Company issued additional Series G Preferred Shares in the April Offering, raising net proceeds of $72.7 million.

Financing Activity - Consolidated

Total debt decreased by $146.1 million during the first six months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
Balance at December 31, 2010	$1,243,759	$153,553	$1,397,312
New mortgage debt	44,529	-	44,529
Repayment of debt	(120,961)	-	(120,961)
Debt amortization payments	(8,196)	-	(8,196)
Amortization of fair value adjustment	131	-	131
Net payments, Facilities	-	(61,553)	(61,553)
Balance at June 30, 2011	$1,159,262	$92,000	$1,251,262

On March 31, 2011, we paid off the loan agreements for Morgantown, Northtown and the Center in connection with the modification of the Prior Facility.  On June 21, 2011, a GRT affiliate borrowed $42.1 million (the “Ashland Loan”).  The Ashland Loan is evidenced by a promissory note secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Ashland Town Center.  The Ashland Loan is non-recourse and has an interest rate of 4.90% per annum and a maturity date of July 6, 2021.  The Ashland Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Ashland Loan were applied toward the defeasance and extinguishment of the previous $22.1 million loan on Ashland Town Center that was scheduled to mature on November 1, 2011, with the remainder being used to reduce outstanding borrowings on the Credit Facility.  In connection with the previous loan’s defeasance and extinguishment, we incurred $739,000 in defeasance fees and related costs.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $3.2 million during the first six months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2010	$465,715	$160,642
Repayment of debt	(267)	(140)
Debt amortization payments	(2,979)	(1,267)
Balance at June 30, 2011	$462,469	$159,235

On November 5, 2007, the joint venture for Surprise closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009 with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  As of June 30, 2011, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

During March 2011, an affiliate of the Company executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011.  The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%.  During April 2011, an affiliate of the Company executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011 and provided for an option to further extend the maturity date to March 14, 2012.  However, in order to exercise the extension option, the ORC Venture will be required to market the Property for sale.  During the three months ended June 30, 2011, as part of the quarterly impairment evaluation, the Company determined that it was more likely than not, that the ORC Venture will market the Tulsa Promenade property for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss.  The loan modification requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.

At June 30, 2011, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $215.4 million.  At June 30, 2011, the construction note payable was collateralized with a first mortgage lien on one Property having a net book value of $7.6 million.  At June 30, 2011, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $299.5 million.  At June 30, 2011, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of $256.4 million.

Consolidated Obligations and Commitments

Long-term debt obligations are indicated including both scheduled interest and principal payments.  The nature of these obligations are disclosed in Note 6 – “Mortgage Notes Payable” in the consolidated financial statements.

At June 30, 2011, we had the following obligations relating to dividend distributions.  In the second quarter of 2011, the Company declared distributions of $0.10 per Common Share and OP Units which totaled $11.0 million, to be paid during the third quarter of 2011.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is for $24.5 million per year.  The distribution obligation at June 30, 2011 for Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million which represent the dividends declared but not paid as of June 30, 2011, respectively.

At June 30, 2011, there were approximately 2.9 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2011 is $26.9 million based upon a per unit value of $9.32 at June 30, 2011 (based upon a five-day average of the Common Stock price from June 23, 2011 to June 29, 2011).

Our lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2011 was $4.5 million.

At June 30, 2011, we had executed leases committing to $15.5 million in tenant allowances.  The leases will generate gross rents of approximately $73.9 million over the original lease term.

Other purchase obligations relate to commitments to vendors related to various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $13.6 million at June 30, 2011.

Commercial Commitments

The Credit Facility terms are discussed in Note 7 – “Notes Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to our loans at Properties owned through unconsolidated joint ventures are as follows:  2011-$21.9 million, 2012-$64.5 million, 2013-$50.3 million, 2014-$2.2 million, and 2015-$35.8 million.

We have a pro-rata obligation for tenant allowances in the amount of $626,000 for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $3.9 million over the original lease term.

The Company currently has two ground lease obligations relating to its joint ventures.  The ground lease obligations relate to our pro-rata share of the ground leases at Pearlridge Center and Puente.  The ground lease at Pearlridge Center provides for scheduled rent increases every five years.  The ground lease at Pearlridge Center expires in 2058 with two ten-year extension options that are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal.  The ground lease at Puente expires in 2059. Our current annual pro-rata shares of these obligations in which we hold a 20% common interest in Pearlridge Center, and a 52% common interest in Puente are as follows:  2011 - $476,000, 2012-2013 - $1.9 million, 2014-2015 - $1.7 million, and $52.4 million thereafter.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of June 30, 2011:

	Developments in Progress (dollars in thousands) As of June 30, 2011
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total

Land for future development	$13,370	$-	$13,370
Scottsdale Quarter land and improvements	41,460	-	41,460
Redevelopment and development	1,966	3,726	5,692
Tenant improvements and tenant allowances	3,052	732	3,784
Other	2,707	219	2,926
Total	$62,555	$4,677	$67,232

Capital expenditures are generally accumulated into a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the asset.  The $41.5 million associated with Scottsdale Quarter includes $4.2 million of internal costs.  These costs include items such as interest and wages.

The table below provides the amount we spent on capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended June 30, 2011
		Unconsolidated Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$4,769	$-	$4,769
Redevelopment projects	$1,168	$7	$1,175
Renovation with no incremental GLA	$304	$14	$318

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$491	$67	$558
Non-anchor stores	2,667	329	2,996
Operational capital expenditures	691	106	797
Total Property Capital Expenditures	$3,849	$502	$4,351

	Capital Expenditures for the Six Months Ended June 30, 2011
		Unconsolidated Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$12,202	$-	$12,202
Redevelopment projects	$1,193	$29	$1,222
Renovation with no incremental GLA	$386	$15	$401

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,635	$131	$1,766
Non-anchor stores	5,093	562	5,655
Operational capital expenditures	1,731	431	2,162
Total Property Capital Expenditures	$8,459	$1,124	$9,583

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements and tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  Our redevelopment expenditures in 2011 relate primarily to the new Dick’s Sporting Goods store that is under construction at Indian Mound Mall in Heath, Ohio scheduled to open later in 2011.  Our anchor store tenant improvements include improvements for a new Forever 21 store at Jersey Gardens in Elizabeth, New Jersey and a new Jo Ann Fabrics store at New Towne Mall in New Philadelphia, Ohio.  The tenant improvements for non-anchors were for stores such as Victoria’s Secret at Merritt Square Mall in Merritt Island, Florida, Old Navy at Dayton Mall in Dayton, Ohio, new Charming Charlie and Crazy Eight stores at The Mall at Johnson City in Johnson City, Tennessee and a new Gold’s Gym at Weberstown Mall in Stockton, California.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company’s assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under our Credit Facility, proceeds from the GRT ATM Program, construction financing, long-term mortgage debt, and proceeds from the sale of assets or other equity offerings.

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

Our development spending for the six months ended June 30, 2011 primarily relates to our investment in Scottsdale Quarter.  Upon completion, Scottsdale Quarter will be an approximately 600,000 square feet complex of gross leasable space consisting of approximately 400,000 square feet of retail space with approximately 200,000 square feet of additional office space constructed above the retail units.  Approximately 70% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options.  Scottsdale Quarter’s improvements have and will be funded primarily by the proceeds from the Scottsdale Loan discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 89% of Phase I and II retail space addressed.  Apple, Armani Exchange, Brio, Free People, Gap, Gap Kids, Grimaldi’s Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Republic of Couture, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, we have signed leases and letters of intent for approximately 90% of the office space.  Including Phase III, Scottsdale Quarter will require a net investment in hard costs of approximately $350 million with a stabilized return ranging between approximately 7.5% and 8.0%.  The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments reduced by expected proceeds from the sale of a portion of the Phase III land for development as hotel and/or multi-family use.  In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes.  As of June 30, 2011, we have incurred net costs of approximately $347.4 million in hard costs, of which $306.7 million have been placed into service as of June 30, 2011.

Scottsdale Quarter was previously subject to a long-term ground lease for property on which the project was constructed.  We previously owned a 50% common interest in a joint venture that owned Scottsdale Quarter.  Our former joint venture partner marketed the ground lease for sale, and we had the option to match the best offer.  In September 2010, we purchased the fee interest in the land subject to the ground lease for $96 million.  The purchase was partially funded by a $70 million mortgage loan secured by the ground lease with the remaining funds coming from proceeds available under our Prior Facility.  During the fourth quarter of 2010, we completed the purchase of the Phase III land and our partner’s 50% joint venture interest in the project and now control all operational and economic aspects of Scottsdale Quarter.  As a result of the acquisition of the land subject to the ground lease, the expense associated with the ground lease is eliminated in consolidation.

We also continue to work on a pipeline of other prospective development opportunities.  With the general improvement in market conditions, the possibility of moving forward with such development is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended June 30, 2011 were $393 compared to $342 for the twelve month period ended June 30, 2010.  Mall Store Sales include only those stores open for the twelve months ended June 30, 2011 and 2010.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10
Core Malls (2):
Mall Anchors	96.1%	95.7%	95.7%	94.4%	93.9%
Mall Non-Anchor	89.7%	91.5%	92.8%	90.9%	90.5%
Total Occupancy	93.6%	94.1%	94.6%	93.2%	92.7%

Mall Portfolio – Excluding Joint Ventures (3):
Mall Anchors	94.7%	94.6%	94.6%	92.7%	92.6%
Mall Non-Anchor	88.6%	90.8%	92.0%	90.9%	90.3%
Total Occupancy	92.4%	93.2%	93.6%	92.0%	91.8%

Total Community Centers:
Community Center Anchors	100.0%	100.0%	100.0%	95.3%	95.3%
Community Center Non-Anchor	83.7%	90.2%	86.8%	88.3%	86.0%
Total Community Center Portfolio	93.0%	96.1%	94.7%	92.7%	91.8%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	Includes the Company’s joint venture Malls.
(3)	Excludes Mall Properties that are held in joint ventures as of June 30, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2011, approximately 90.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.0 years and a weighted-average interest rate of approximately 5.5%.  At December 31, 2010, approximately 85.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.9 years, and a weighted-average interest rate of approximately 5.9%.  The remainder of our debt at June 30, 2011 and December 31, 2010, bears interest at variable rates with weighted-average interest rates of approximately 4.0% and 5.1%, respectively.

At June 30, 2011, the fair value of our debt (excluding borrowings under our Facilities) was $1,185.4 million, compared to its carrying amount of $1,159.3 million.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at June 30, 2011, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.2 million per year.  Also, the fair value of our debt would decrease by approximately $34.2 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.2 million per year and increase the fair value of our debt by approximately $36.0 million.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 9 to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second quarter of 2011 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

ITEM 6.	Exhibits

10.135	Loan Agreement, dated as of June 21, 2011, between ATC Glimcher, LLC and Goldman Sachs Commercial Mortgage Capital, L.P.
10.136	Promissory Note, dated June 21, 2011, for Forty Two Million Seventy-Five Thousand Dollars ($42,075,000) issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P.
10.137
Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, effective as of June 21, 2011, issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P.

10.138	Guaranty, dated as of June 21, 2011, by Glimcher Properties Limited Partnership for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P.
10.139	Environmental Indemnity Agreement, dated June 21, 2011, issued by Glimcher Properties Limited Partnership and ATC Glimcher, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*  Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Dated:  July 28, 2011