Form 10-Q
period 2011-09-30
GLIMCHER REALTY TRUST
filed 2011-11-01
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To ______

Commission file number 001-12482

GLIMCHER REALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	31-1390518 (I.R.S. Employer Identification No.)

180 East Broad Street Columbus, Ohio (Address of Principal Executive Offices)	43215 (Zip Code)

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
Yes [   ]  No [X]

As of October 31, 2011, there were 107,491,541 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

1 of 52

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1:                 FINANCIAL STATEMENTS:

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
 (dollars in thousands, except share and par value amounts)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Investment in real estate:
Land	$281,445	$250,408
Buildings, improvements and equipment	1,755,391	1,657,154
Developments in progress	56,052	210,797
	2,092,888	2,118,359
Less accumulated depreciation	618,752	588,351
Property and equipment, net	1,474,136	1,530,008
Deferred costs, net	21,038	19,997
Real estate assets held-for-sale	47,813	-
Investment in and advances to unconsolidated real estate entities	125,229	138,194
Investment in real estate, net	1,668,216	1,688,199

Cash and cash equivalents	6,123	9,245
Non-real estate assets associated with property held-for-sale	4,507	-
Restricted cash	20,969	17,037
Tenant accounts receivable, net	21,763	25,342
Deferred expenses, net	13,286	14,828
Prepaid and other assets	38,569	37,697
Total assets	$1,773,433	$1,792,348

LIABILITIES AND EQUITY

Mortgage notes payable	$1,110,067	$1,243,759
Mortgage note payable associated with property held-for-sale	45,326	-
Notes payable	102,000	153,553
Other liabilities associated with property held-for-sale	1,267	-
Accounts payable and accrued expenses	42,585	48,328
Distributions payable	17,165	14,941
Total liabilities	1,318,410	1,460,581

Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 107,488,627 and 85,052,740 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,075	851
Additional paid-in capital	945,574	763,951
Distributions in excess of accumulated earnings	(782,992)	(718,529)
Accumulated other comprehensive loss	(500)	(3,707)
Total Glimcher Realty Trust shareholders’ equity	445,231	324,640
Noncontrolling interest	9,792	7,127
Total equity	455,023	331,767
Total liabilities and equity	$1,773,433	$1,792,348

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2011	2010
Revenues:
Minimum rents	$39,849	$37,420
Percentage rents	1,650	1,391
Tenant reimbursements	19,284	18,935
Other	6,155	5,178
Total revenues	66,938	62,924

Expenses:
Property operating expenses	14,819	13,762
Real estate taxes	8,232	7,681
Provision for doubtful accounts	341	911
Other operating expenses	3,129	3,431
Depreciation and amortization	18,192	15,825
General and administrative	5,398	4,640
Impairment loss	-	-
Total expenses	50,111	46,250

Operating income	16,827	16,674

Interest income	355	301
Interest expense	16,945	17,683
Equity in income (loss) of unconsolidated real estate entities, net	618	(70)
Income (loss) from continuing operations	855	(778)
Discontinued operations:
Loss on disposition of property	-	-
Income from operations	504	259
Net income (loss)	1,359	(519)
Add: allocation to noncontrolling interest	122	2,053
Net income attributable to Glimcher Realty Trust	1,481	1,534
Less: Preferred stock dividends	6,137	6,137
Net loss to common shareholders	$(4,656)	$(4,603)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.04)	$(0.06)

EPS (diluted):
Continuing operations	$(0.05)	$(0.06)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.04)	$(0.06)

Weighted average common shares outstanding	107,444	79,967
Weighted average common shares and common share equivalents outstanding	110,252	82,953

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net income (loss)	$1,359	$(519)
Other comprehensive income on derivative instruments, net	78	1,412
Comprehensive income	1,437	893
Comprehensive income attributable to noncontrolling interest	(2)	(492)
Comprehensive income attributable to Glimcher Realty Trust	$1,435	$401

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2011	2010
Revenues:
Minimum rents	$118,712	$120,967
Percentage rents	4,000	3,052
Tenant reimbursements	57,064	60,175
Other	16,095	14,890
Total revenues	195,871	199,084

Expenses:
Property operating expenses	43,062	43,129
Real estate taxes	23,866	24,096
Provision for doubtful accounts	1,990	3,443
Other operating expenses	8,359	9,975
Depreciation and amortization	51,366	51,694
General and administrative	15,460	14,261
Impairment loss	8,995	-
Total expenses	153,098	146,598

Operating income	42,773	52,486

Interest income	1,051	869
Interest expense	53,141	57,416
Equity in loss of unconsolidated real estate entities, net	(7,018)	(438)
Loss from continuing operations	(16,335)	(4,499)
Discontinued operations:
Loss on disposition of property	-	(215)
Income from operations	815	615
Net loss	(15,520)	(4,099)
Add: allocation to noncontrolling interest	922	5,038
Net (loss) income attributable to Glimcher Realty Trust	(14,598)	939
Less: Preferred stock dividends	18,411	16,099
Net loss to common shareholders	$(33,009)	$(15,160)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.33)	$(0.21)
Discontinued operations	$0.01	$0.01
Net loss to common shareholders	$(0.32)	$(0.21)

EPS (diluted):
Continuing operations	$(0.33)	$(0.21)
Discontinued operations	$0.01	$0.01
Net loss to common shareholders	$(0.32)	$(0.21)

Weighted average common shares outstanding	102,752	72,599
Weighted average common shares and common share equivalents outstanding	105,664	75,585

Cash distributions declared per common share of beneficial interest	$0.30	$0.30

Net loss	$(15,520)	$(4,099)
Other comprehensive income on derivative instruments, net	3,303	4,761
Comprehensive (loss) income	(12,217)	662
Comprehensive income attributable to noncontrolling interest	(96)	(1,413)
Comprehensive loss attributable to Glimcher Realty Trust	$(12,313)	$(751)

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2011
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total

Balance, December 31, 2010	$60,000	$222,074	85,052,740	$851	$763,951	$(718,529)	$(3,707)	$7,127	$331,767

Distributions declared, $0.30 per share						(31,454)		(867)	(32,321)
Distribution Reinvestment and Share Purchase Plan			12,716	-	114				114
Exercise of stock options			36,032	-	99				99
Restricted stock grant			255,886	3	(3)				-
OP unit conversion			196,909	2					2
Amortization of performance stock					139				139
Amortization of restricted stock					801				801
Preferred stock dividends						(18,411)			(18,411)
Net loss						(14,598)		(922)	(15,520)
Other comprehensive income on derivative instruments							3,207	96	3,303
Stock option expense					274				274
Issuances of common stock			21,934,344	219	192,575				192,794
Stock issuance costs					(8,018)				(8,018)
Transfer to noncontrolling interest in partnership					(4,358)			4,358	-
Balance, September 30, 2011	$60,000	$222,074	107,488,627	$1,075	$945,574	$(782,992)	$(500)	$9,792	$455,023

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,520)	$(4,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,089	3,491
Depreciation and amortization	52,410	52,732
Amortization of financing costs	4,684	4,610
Equity in loss of unconsolidated real estate entities, net	7,018	438
Distributions from unconsolidated real estate entities	5,988	74
Capitalized development costs charged to expense	27	230
Gain on sale of operating real estate assets	-	(547)
Gain on sale of outparcel	(551)	-
Impairment loss	8,995	-
Loss on disposition of property	-	215
Stock compensation expense	1,214	793
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(1,036)	(2,182)
Prepaid and other assets	(5,683)	(1,378)
Accounts payable and accrued expenses	(3,145)	(4,752)
Net cash provided by operating activities	56,490	49,625

Cash flows from investing activities:
Additions to investment in real estate	(41,766)	(153,566)
Additions to investment in unconsolidated real estate entities	(41)	(2,350)
Proceeds from sales of properties	-	60,070
Proceeds from sale of outparcel	1,050	-
Additions to restricted cash	(4,318)	(4,526)
Additions to deferred costs and other	(6,862)	(4,954)
Net increase in cash from previously unconsolidated real estate entity	-	5,299
Net cash used in investing activities	(51,937)	(100,027)

Cash flows from financing activities:
Payments to revolving line of credit, net	(51,553)	(234,753)
Payments of deferred financing costs	(4,041)	(11,904)
Proceeds from issuance of mortgages notes payable and other	44,529	216,546
Principal payments on mortgages and other notes payable	(133,092)	(129,869)
Proceeds from issuance of preferred stock	-	72,708
Net proceeds from issuances of common shares	184,776	95,617
Proceeds received from dividend reinvestment and exercise of stock options	213	136
Cash distributions	(48,507)	(36,408)
Net cash used in financing activities	(7,675)	(27,927)

Net change in cash and cash equivalents	(3,122)	(78,329)
Cash and cash equivalents, at beginning of year	9,245	85,007
Cash and cash equivalents, at end of period	$6,123	$6,678

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.            Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  At September 30, 2011, GRT both owned interests in and managed 27 Properties, consisting of 23 Malls (18 wholly-owned and five partially owned through joint ventures) and four Community Centers (three wholly-owned and one partially owned through a joint venture).  The “Company” refers to GRT and Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of September 30, 2011, GRT was a limited partner in GPLP with a 97.3% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.2% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying consolidated balance sheets, statements of operations and comprehensive (loss) income, statement of equity, and statements of cash flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Material subsequent events that have occurred since September 30, 2011 that require disclosure in these financial statements are presented in Note 18 - “Subsequent Events.”

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

Investment in Real Estate – Carrying Value of Assets

The Company maintains a diverse portfolio of real estate assets.  The portfolio holdings have increased as a result of both acquisitions and the development of Properties and have been reduced by selected sales of assets.  The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets.  The Company allocates the cost of the acquisition based upon the estimated fair value of the net assets acquired.  The Company also estimates the fair value of intangibles related to its acquisitions.  The valuation of the fair value of the intangibles involves estimates related to market conditions, probability of lease renewals, and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant’s industry, location within the Property, and competition in the specific market in which the Property operates.  Differences in the amount attributed to the fair value estimate for intangible assets can be significant based upon the assumptions made in calculating these estimates.

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

Deferred Costs

The Company capitalizes initial direct costs of leases and amortizes these costs over the initial lease term.  The initial direct costs include primarily salaries, commissions and travel of the Company’s leasing and legal personnel.  The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

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

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The change in fair value of derivative instruments that do not qualify for hedge accounting is recognized in earnings.

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

The Company classifies distributions from joint ventures as operating activities if they satisfy all three of the following conditions: the amount represents the cash effect of transactions or events; the amounts result from the joint ventures’ normal operations; and the amounts are derived from activities that enter into the determination of net income.  The Company treats distributions from joint ventures as investing activities if they relate to the following activities: lending money and collecting on loans; acquiring and selling or disposing of available-for-sale or held-to-maturity securities (trading securities are classified based on the nature and purpose for which the securities were acquired); and acquiring and selling or disposing of productive assets that are expected to generate revenue over a long period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

In the instance where the Company receives a distribution made from a joint venture that has the characteristics of both operating and investing activity, management identifies where the predominant source of cash was derived in order to determine its classification in the Consolidated Statements of Cash Flows.  When a distribution is made from operations, it is compared to the available retained earnings within the Property.  Cash distributed that does not exceed the retained earnings of the Property is classified in the Company’s Consolidated Statements of Cash Flows as cash received from operating activities.  Cash distributed in excess of the retained earnings of the Property is classified in the Company’s Consolidated Statements of Cash Flows as cash received from investing activities.

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value.  Any decline that is not considered temporary will result in the recording of an impairment charge to the investment.

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.  During the three and nine months ended September 30, 2010, noncontrolling interest allocated to the partner in the former joint venture related to Scottsdale Quarter® amounted to $1,874 and $4,401, respectively.  As of September 30, 2011 and December 31, 2010, noncontrolling interest includes only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

During March 2011, the Company reclassified $(1,466) in receivables to land upon completion of a foreclosure action against a tenant and the recapture of the leasehold interest in land located at Jersey Gardens.  During June 2011, the Company recognized an $8,995 impairment loss related to a sixty-nine acre parcel located near Cincinnati, Ohio.

The Company’s other non-cash activities accounted for changes in the following areas:  a) investment in real estate - $(3,626), b) prepaid and other assets - $(2,232), c) accounts payable and accrued liabilities – $1,233, d) mortgage notes payable – $(197), and e) accumulated other comprehensive loss – $(3,207).

Share distributions of $10,749 and $8,505 were declared, but not paid as of September 30, 2011 and December 31, 2010, respectively.  Operating Partnership distributions of $279 and $299 were declared, but not paid as of September 30, 2011 and December 31, 2010, respectively.  Distributions for GRT’s 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of September 30, 2011 and December 31, 2010.  Distributions for GRT’s 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared, but not paid as of September 30, 2011 and December 31, 2010.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statements of Operations required by ASC Topic 205 - “Presentation of Financial Statements” have been made in the financial statements, in order to conform to the 2011 presentation.

3.             Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  As of September 30, 2011, the Company had classified one Community Center, Polaris Towne Center, as held-for-sale.  As of December 31, 2010, the Company had not classified any Properties as held-for-sale. The financial results for this Property are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The net book value of the assets and liabilities associated with this Property are reflected as held-for-sale in the Consolidated Balance Sheets.  The table below provides information on the held-for-sale assets:

	September 30,	December 31,
	2011	2010
Number of Properties held-for-sale	1	-
Real estate assets held-for-sale	$47,813	$-
Mortgage note payable associated with Property held-for-sale	$45,326	$-

4.             Investment in Joint Ventures – Consolidated

As of September 30, 2011, the Company has an interest in a consolidated joint venture; the VBF Venture (defined below) qualifies as a VIE under ASC Topic 810. The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

·	VBF Venture

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

The Company did not provide any additional financial support to the VBF Venture during the nine months ended September 30, 2011.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The carrying amounts and classification of the VBF Venture’s total assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,658	$3,668
Total Liabilities	$9	$-

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

5.             Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of September 30, 2011 consisted of an investment in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

·	Blackstone Joint Venture

In March 2010, the Company contributed its entire interest in both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a newly formed entity (“Blackstone Joint Venture”).  Upon transferring Lloyd and WestShore, the Company then sold a 60% interest in the Blackstone Joint Venture to an affiliate of The Blackstone Group® (“Blackstone”) in a transaction accounted for as a partial sale.  The gross sales price for the 60% interest was $192,000.  After 60% of the debt assumed of $129,191, and customary closing costs, GPLP received net proceeds of $60,070.  A gain of $547 related to this transaction is reflected in the nine months ended September 30, 2010 Consolidated Statement of Operations and Other Comprehensive (Loss) Income as other revenue.

·	Pearlridge Venture

This investment consists of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The Pearlridge Venture owns and operates Pearlridge Center which is located on 44.63 acres in Aiea, Hawaii.  The gross purchase price for Pearlridge Center was $245,000.

·	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, owns and operates two Mall Properties - Puente Hills Mall in City of Industry, California and Tulsa Promenade in Tulsa, Oklahoma.  In connection with the second quarter of 2011 quarterly impairment evaluation, as described above in Note 2 – “Summary of Significant Accounting Policies,” the Company determined that it was more likely than not, that the ORC Venture will market the Tulsa Promenade property for sale.  In accordance with ASC 360 – “Property Plant and Equipment,” the ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15,149 impairment loss. The Company’s proportionate share of this impairment loss amounts to $7,877.  The ORC Venture used a recent independent appraisal to determine the Property’s fair market value.  During the third quarter of 2011, the ORC Venture formally listed Tulsa Promenade for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

·	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the real property that was developed.  The Surprise Venture constructed the Town Square at Surprise, a 25,000 square foot community shopping center on a five-acre site located in an area northwest of Phoenix, Arizona.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to the Ventures described above.  The Company recognized fee and service income of $2,184 and $1,847 for the three months ended September 30, 2011 and 2010, respectively, and fee and service income of $6,256 and $4,174 for the nine months ended September 30, 2011 and 2010, respectively.

With the transfer of the Company’s interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the following Statements of Operations for the three and nine months ended September 30, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through September 30, 2010.  The following Balance Sheets for both September 30, 2011 and December 31, 2010 include the assets, liabilities and members’ equity of the Blackstone Joint Venture.

With the purchase of Pearlridge Center by the Pearlridge Venture on November 1, 2010, its activity is not included in the following Statement of Operations for the three and nine months ended September 30, 2010.   The following Balance Sheets for both September 30, 2011 and December 31, 2010 include the assets, liabilities and members’ equity of the Pearlridge Venture.

The following Balance Sheets and Statements of Operations, for each period reported, include both the ORC Venture and Surprise Venture.

The net income or loss for the Ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Ventures accounted for using the equity method is presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Balance Sheets	September 30, 2011	December 31, 2010
Assets:
Investment properties at cost, net	$730,501	$760,144
Construction in progress	11,490	9,934
Intangible assets (1)	31,946	38,465
Other assets	47,384	44,308
Total assets	$821,321	$852,851

Liabilities and members’ equity:
Mortgage notes payable	$460,609	$465,715
Notes payable (2)	5,000	5,000
Intangibles (3)	27,521	30,586
Other liabilities	20,471	13,226
	513,601	514,527
Members’ equity	307,720	338,324
Total liabilities and members’ equity	$821,321	$852,851

GPLP’s share of members’ equity	$124,684	$138,238

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $4,752 and $5,767 for above-market acquired leases as of September 30, 2011 and December 31, 2010, respectively, and $32,273 and $36,353 for below-market acquired leases as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011	December 31, 2010
Members’ equity	$124,684	$138,238
Advances and additional costs	545	(44)
Investment in and advances to unconsolidated real estate entities	$125,229	$138,194

	For the Three Months Ended September 30,
Statements of Operations	2011	2010
Total revenues	$32,334	$19,645
Operating expenses	15,961	9,445
Depreciation and amortization	8,853	5,968
Operating income	7,520	4,232
Other expenses, net	54	3
Interest expense, net	6,058	4,130
Net income	1,408	99
Preferred dividend	8	8
Net income from the Company’s unconsolidated real estate entities	$1,400	$91
GPLP’s share of income (loss) from unconsolidated real estate entities	$618	$(70)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
Statements of Operations	2011	2010
Total revenues	$94,141	$47,261
Operating expenses	46,055	23,210
Depreciation and amortization	28,099	14,025
Impairment loss	15,149	-
Operating income	4,838	10,026
Other expenses, net	257	5
Interest expense, net	18,263	10,316
Net loss	(13,682)	(295)
Preferred dividend	23	23
Net loss from the Company’s unconsolidated real estate entities	$(13,705)	$(318)
GPLP’s share of loss from unconsolidated real estate entities	$(7,018)	$(438)

6.             Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	September 30,	December 31,
Accounts Receivable, net – Assets Held-for-Investment:	2011	2010
Billed receivables	$4,507	$7,179
Straight-line receivables	16,749	14,805
Unbilled receivables	4,599	8,099
Less: allowance for doubtful accounts	(4,092)	(4,741)
Tenant accounts receivable, net	$21,763	$25,342

	September 30,	December 31,
Accounts Receivable, net – Assets Held-for-Sale (1):	2011	2010
Billed receivables	$133	$-
Straight-line receivables	553	-
Unbilled receivables	461	-
Less: allowance for doubtful accounts	(87)	-
Tenant accounts receivable, net	$1,060	$-

(1)	Included in non-real estate assets associated with property held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.            Mortgage Notes Payable

Mortgage Notes Payable as of September 30, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of		Interest		Interest	Payment	Payment at	Maturity
Description/Borrower	Mortgage Notes Payable		Rate		Terms	Terms	Maturity	Date
	2011	2010	2011	2010
Fixed Rate:
SDQ III Fee, LLC (Senior Loan)	$12,500	$12,500	5.50%	5.50%		(b)	$12,500	November 5, 2011
SDQ III Fee, LLC (Junior Loan)	3,500	3,500	6.00%	6.00%		(b)	$3,500	November 5, 2011
Dayton Mall Venture, LLC	50,856	51,789	8.27%	8.27%	(i)	(a)	$49,864	(e)
PFP Columbus, LLC	129,342	131,581	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	144,689	147,138	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	100,105	101,709	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	54,623	55,518	7.54%	7.54%	(i)	(a)	$49,969	(f)
Glimcher Merritt Square, LLC	56,254	56,815	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	69,088	69,838	4.91%	4.91%		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,274	48,784	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,535	41,958	5.87%	5.87%		(a)	$38,057	December 11, 2016
PTC Columbus, LLC	-	45,680	-	6.76%		(a)	$39,934	April 1, 2020
Glimcher MJC, LLC	54,298	54,706	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,413	44,799	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,983	-	4.90%	-		(a)	$34,569	July 6, 2021
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	930,460	945,315

Variable Rate:
Catalina Partners, LP	40,000	40,000	3.40%	3.54%	(j)	(b)	$40,000	(g)
Kierland Crossing, LLC	140,633	138,179	2.85%	5.94%	(h)	(b)	$140,633	(d)
	180,633	178,179

Other:
Fair value adjustments	(1,026)	(1,223)
Extinguished debt	-	121,488		(l)

Mortgage Notes Payable	$1,110,067	$1,243,759

Mortgage Note Payable Associated with Property Held-for-Sale
PTC Columbus, LLC	$45,326	$-	6.76%	-

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures on May 29, 2012; however, the Company has a one-year extension option that would extend the maturity date of the loan to May 29, 2013.
(e)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(f)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(g)	The loan matures on April 23, 2012; however, the Company has a one-year extension option that would extend the maturity date of the loan to April 23, 2013.
(h)
Interest rate of LIBOR plus 250 basis points.  The full loan amount was fixed through a swap agreement at a rate of 5.94% at December 31, 2010 and $125,000 was fixed through a swap agreement at a rate of 2.86% at September 30, 2011.

(i)	Interest rate escalates after optional prepayment date.
(j)	Interest rate of LIBOR plus 300 basis points. $30,000 has been fixed through a swap agreement at a rate of 3.64% at December 31, 2010 and 3.45% at September 30, 2011.
(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rates ranging from 3.76% to 7.25% at December 31, 2010.

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,298,654 and $1,448,558 at September 30, 2011 and December 31, 2010, respectively.  Certain loans listed above contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at September 30, 2011.  Additionally, $115,250 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by GRT as of September 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.             Notes Payable

In March 2011, GPLP completed amendments to its corporate credit facility (the “Credit Facility”) to increase the facility’s borrowing availability from $200,000 to $250,000, to provide two one-year options to extend the facility’s current maturity date in December 2011 to December 2013, subject to satisfaction of certain conditions, and to modify the facility from being partially secured to fully secured.  The Credit Facility amends the $200,000 credit facility that was due to expire in December 2011 (the “Prior Facility”).  The amendment provides GPLP with the opportunity to increase the total borrowing availability to $300,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments.  To fully secure the Credit Facility, the Company added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the Credit Facility’s collateral pool.  The Credit Facility is secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  In order to add the additional properties to the collateral pool, the Company repaid the existing mortgage loans on Morgantown, Northtown, and the Center and incurred $1,207 in additional interest expense associated with these loan repayments.  The Credit Facility no longer has a LIBOR floor.  The interest rate, as of September 30, 2011, was LIBOR plus 3.5%, subject to further adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of total asset value.  The amendment eases restrictions on GPLP’s use of proceeds from the Credit Facility borrowings and GPLP’s ability to make certain investments using funds from the Credit Facility.  GPLP’s total availability under the Credit Facility is subject to certain quarterly collateral coverage tests.  No limitations on availability exist as of September 30, 2011.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of September 30, 2011.  The Credit Facility was further modified in October 2011 as described in Note 18 - “Subsequent Events.”

At September 30, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $102,000.  Additionally, $1,072 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2011, the unused balance of the Credit Facility available to the Company was $146,928 and the average interest rate on the outstanding balance was 3.79% per annum.

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

9.             Equity Offerings

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

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100,000 in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”).  The Company commenced the GRT ATM Program on May 16, 2011.  Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company. GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

As of September 30, 2011, GRT has issued 7,111,724 Common Shares under the GRT ATM Program at a weighted average issue price of $9.81 per Common Share generating net proceeds of $68,119 after deducting $1,647 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of September 30, 2011, GRT had $30,234 available for issuance under the GRT ATM Program.

10.           Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives the Company primarily uses interest rate protection agreements or interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The Company has elected to designate all interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended September 30, 2011 and 2010, the Company had $0 and $154 of hedge ineffectiveness in earnings.  During the nine months ended September 30, 2011 and 2010, the Company had $60 and $(111) of hedge ineffectiveness in earnings.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  During the next twelve months, the Company estimates that an additional $15 will be reclassified as an increase to interest expense.

During the nine months ended September 30, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging the loans for the Center and Northtown.  The interest rate protection agreements were terminated due to the repayment of the loans in connection with modification of the Credit Facility.  The fees were recognized as an increase to interest expense.

As of September 30, 2011, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $155,000.  Both derivative instruments were interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

	Liability Derivatives
	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$15	Accounts Payable & Accrued Expenses	$3,378

The derivative instruments were reported at their fair value of $15 and $3,378 in accounts payable and accrued expenses at September 30, 2011 and December 31, 2010, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation).  Over time, the unrealized gains and losses held in OCL will be reclassified to earnings.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2011	2010		2011	2010		2011	2010

Interest Rate Products	$(7)	$(810)	Interest expense	$(85)	$(2,222)	Interest expense	$0	$154

During the three months ended September 30, 2011, the Company recognized additional other comprehensive income of $78, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2011, net of $85 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $2 of other comprehensive income to noncontrolling interest participation during the three months ended September 30, 2011.  During the three months ended September 30, 2010, the Company recognized additional other comprehensive income of $1,412, to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010, net of $2,222 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $492 of other comprehensive income to noncontrolling interest participation during the three months ended September 30, 2010.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2011	2010		2011	2010		2011	2010

Interest Rate Products	$2,860	$(2,209)	Interest expense	$(443)	$(6,970)	Interest expense	$60	$(111)

During the nine months ended September 30, 2011, the Company recognized additional other comprehensive income of $3,303 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2011, net of $443 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $96 of other comprehensive income to noncontrolling interest participation during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company recognized additional other comprehensive income of $4,761 to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2010, net of $6,970 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $1,413 of other comprehensive income to noncontrolling interest participation during the nine months ended September 30, 2010.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

Non-designated Hedges

The Company does not use derivatives for trading or speculative purposes, and currently does not have any derivatives that are not designated as hedges.

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

As of September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $37.  As of September 30, 2011, the Company has not posted any collateral related to these agreements.  The Company is not in default with any of these provisions.  If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $37.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

11.           Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with ASC Topic 820 – “Fair Value Measurements and Disclosure” (“Topic 820”).  Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

·	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

·
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves, that are observable at commonly quoted intervals.

·	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

As of September 30, 2011, the Company identified one fair value measurement using significant unobservable inputs (Level 3).  In connection with the quarterly impairment evaluation described in Note 2 – “Summary of Significant Accounting Policies,” the Company’s management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  In accordance with ASC 360 – “Property Plant and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss during the three months ended June 30, 2011.  The Company valued the parcel based upon an independent review of comparable land sales.

The table below presents the Company’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets:
Developments in progress	$ -	$ -	$ 4,056	$ 4,056

Liabilities:
Derivative instruments, net	$ -	$ 15	$ -	$ 15

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative instruments, net	$ -	$ 3,378	$ -	$ 3,378

12.           Stock-Based Compensation

Restricted Common Shares

Restricted Common Shares are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Restricted Common Shares issued prior to 2011 primarily vest in one-third installments over a period of five years beginning on the third anniversary of the grant date.  The restricted Common Shares value is determined by the Company’s closing market share price of the Common Shares on the grant date.  As restricted Common Shares represent an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.  During the nine months ended September 30, 2011, the Company granted 255,886 restricted Common Shares. Of this amount, 207,709 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date, and 48,177 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date.  During the nine months ended September 30, 2010, the Company granted 180,666 restricted Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The compensation expense for all restricted Common Shares for the three months ended September 30, 2011 and 2010 was $296 and $230, respectively, and $801 and $665 for the nine months ended September 30, 2011 and 2010, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.0 years, is $3,230 as of September 30, 2011.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the nine months ended September 30, 2011 and 2010, the Company issued 246,500 and 297,766 options, respectively.  The fair value of each option granted in 2011 was calculated on the date of the grant with the following assumptions:  weighted average risk free interest rate of 2.19%, expected life of six years, annual dividend rates of $0.40, and weighted average volatility of 84.6%.  The weighted average fair value of options issued during the nine months ended September 30, 2011 was $4.93 per share.  Compensation expense recorded related to the Company’s share option plans was $134 and $45 for the three months ended September 30, 2011 and 2010, respectively, and $274 and $128 for the nine months ended September 30, 2011 and 2010, respectively.

Performance Shares

During the nine months ended September 30, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the “Incentive Plan”).  Under the terms of the Incentive Plan, an Incentive Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of twenty-four retail oriented real estate investment trusts.

The compensation expense recorded relating to the Incentive Plan was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.”   The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.  The fair value of the performance shares allocated under the Incentive Plan was determined to be $8.64 per share for a total compensation amount of $893 to be recognized over the Performance Period.  The amount of compensation expense related to the Incentive Plan for the three and nine months ended September 30, 2011 was $85 and $139, respectively.  The Company did not record any compensation expense during the three or nine months ended September 30, 2010 relating to the Incentive Plan.

13.           Commitments and Contingencies

At September 30, 2011, there were approximately 2.8 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2011 is $20,696 based upon a per unit value of $7.42 at September 30, 2011 (based upon a five-day average closing price of the Common Stock price from September 23, 2011 to September 29, 2011).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.           Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended September 30,
	2011			2010
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Income (loss) from continuing operations	$855			$(778)
Less: preferred stock dividends	(6,137)			(6,137)
Noncontrolling interest adjustments (1)	135			2,062
Loss from continuing operations	$(5,147)	107,444	$(0.05)	$(4,853)	79,967	$(0.06)

Income from discontinued operations	$504			$259
Noncontrolling interest adjustments (1)	(13)			(9)
Income from discontinued operations	$491	107,444	$0.00	$250	79,967	$0.00

Net loss to common shareholders	$(4,656)	107,444	$(0.04)	$(4,603)	79,967	$(0.06)

Diluted EPS:
Income (loss) from continuing operations	$855	107,444		$(778)	79,967
Less: preferred stock dividends	(6,137)			(6,137)
Noncontrolling interest adjustments (2)	-			1,874
Operating partnership units		2,808			2,986
Loss from continuing operations	$(5,282)	110,252	$(0.05)	$(5,041)	82,953	$(0.06)

Income from discontinued operations	$504	110,252	$0.00	$259	82,953	$0.00
Net loss to common shareholders before noncontrolling interest	$(4,778)	110,252	$(0.04)	$(4,782)	82,953	$(0.06)

	For the Nine Months Ended September 30,
	2011			2010
			Per			Per
Basic EPS:	Income	Shares	Share	Income	Shares	Share
Loss from continuing operations	$(16,335)			$(4,499)
Less: preferred stock dividends	(18,411)			(16,099)
Noncontrolling interest adjustments (1)	944			5,054
Loss from continuing operations	$(33,802)	102,752	$(0.33)	$(15,544)	72,599	$(0.21)

Income from discontinued operations	$815			$400
Noncontrolling interest adjustments (1)	(22)			(16)
Income from discontinued operations	$793	102,752	$0.01	$384	72,599	$0.01

Net loss to common shareholders	$(33,009)	102,752	$(0.32)	$(15,160)	72,599	$(0.21)

Diluted EPS:
Loss from continuing operations	$(16,335)	102,752		$(4,499)	72,599
Less: preferred stock dividends	(18,411)			(16,099)
Noncontrolling interest adjustments (2)	-			4,401
Operating partnership units		2,912			2,986
Loss from continuing operations	$(34,746)	105,664	$(0.33)	$(16,197)	75,585	$(0.21)

Income from discontinued operations	$815	105,664	$0.01	$400	75,585	$0.01
Net loss to common shareholders before noncontrolling interest	$(33,931)	105,664	$(0.32)	$(15,797)	75,585	$(0.21)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of September 30, 2011 and 2010.  GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and are included in the weighted average outstanding share amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

15.           Discontinued Operations

Financial results of Properties sold or classified as held-for-sale by the Company are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended September 30,
	2011	2010
Revenues	$1,971	$1,888
Operating expenses	(662)	(817)
Operating income	1,309	1,071
Interest expense, net	(805)	(812)
Net income from discontinued operations	$504	$259

	For the Nine Months Ended September 30,
	2011	2010
Revenues	$5,796	$5,422
Operating expenses	(2,587)	(2,554)
Operating income	3,209	2,868
Interest expense, net	(2,394)	(2,253)
Net income from operations	815	615
Loss on disposition of property	-	(215)
Net income from discontinued operations	$815	$400

16.           Acquisitions

Intangibles as of September 30, 2011, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio and Merritt Square Mall in Merritt Island, Florida.  As of December 31, 2010 the intangibles also included Polaris Towne Center located in Columbus, Ohio.  As of September 30, 2011 Polaris Towne Center was classified as held-for-sale in accordance with ASC 360 – “Property, Plant and Equipment.”  The intangibles related to Polaris Towne Center are now classified in “Non-real estate assets associated with property held-for-sale” or “Other liabilities associated with property held-for-sale,” in the Consolidated Balance Sheets.

The intangibles are comprised of an asset for acquired above-market leases of $4,729, a liability for acquired below-market leases of $12,765, an asset for tenant relationships of $4,156 and an asset for in-place leases for $5,339.  The intangibles related to above and below-market leases are primarily amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 7.7 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over the remaining estimated life of 5.3 years.  Amortization of the in-place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 8.9 years.

Net amortization for all of the acquired intangibles is a (decrease)/increase to net income in the amount of $(14) and $(36) for the three months ended September 30, 2011 and 2010, respectively, and $(67) and $3 for the nine months ended September 30, 2011 and 2010, respectively.  The net book value of the above-market leases is $1,379 and $1,659 as of September 30, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the below-market leases is $2,381 and $3,134 as of September 30, 2011 and December 31, 2010, respectively, and is included in Accounts Payable and Accrued Expenses on the Consolidated Balance Sheets.  The net book value of the tenant relationships is $1,086 and $1,852 as of September 30, 2011 and December 31, 2010, respectively, and is included in Prepaid and Other Assets on the Consolidated Balance Sheets.  The net book value of in-place leases was $992 and $1,140 at September 30, 2011 and December 31, 2010, respectively, and is included in Buildings, Improvements and Equipment on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

17.           Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.89% to 6.25% per annum at September 30, 2011 and from 3.63% to 6.33% at December 31, 2010), the fair value of GRT’s mortgage notes payable is estimated at $1,189,008 and $1,262,591 at September 30, 2011 and December 31, 2010, respectively, compared to its carrying amounts of $1,155,393 and $1,243,759, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

18.           Subsequent Events

On October 12, 2011, GPLP completed certain additional amendments to its $250,000 Credit Facility to provide an extension of term and lower interest rate spreads. The Credit Facility’s total borrowing commitment amount of $250,000 was unchanged.  The modification extends the facility’s maturity date to October 2014, with an additional one-year extension option available that would extend the final maturity to October 2015.  The interest rate was lowered from LIBOR plus 3.50% to LIBOR plus 2.375%, subject to further adjustment based upon the quarterly measurement of the Company’s debt leverage.  Additionally, as part of the modification, the borrowing availability limits and certain financial covenants under the Credit Facility were adjusted.  Lastly, the modified Credit Facility provides the Company the opportunity to increase the total borrowing commitment amount to $400,000 by providing additional collateral and adding new financial institutions as lenders, or obtaining the agreement from the existing lenders to increase their lending commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT” or the “Company”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”), and community shopping centers (“Community Centers”).  As of September 30, 2011, we owned interests in and managed 27 Properties located in 14 states, consisting of 23 Malls (five of which are partially owned through joint ventures) and four Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 94.3% was occupied at September 30, 2011.

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

Key elements of our growth strategies and operating policies are to:

·	Increase Property values by aggressively marketing available GLA and renewing existing leases;

·	Negotiate and sign leases which provide for regular or fixed contractual increases to minimum rents;

·
Capitalize on management’s long-standing relationships with national and regional retailers and extensive experience in marketing to local retailers, as well as exploit the leverage inherent in a larger portfolio of properties in order to lease available space;

·	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

·	Utilize our team-oriented management approach to increase productivity and efficiency;

·	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

·	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

·	Strategic acquisitions of high quality retail properties subject to market conditions and availability of capital;

·	Capitalize on opportunities to raise additional capital on terms consistent with the Company’s long term objectives as market conditions may warrant;

·	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

·	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

·	Utilize our development capabilities to develop quality properties at low cost.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,
	2011	2010
Net loss to common shareholders	$(4,656)	$(4,603)
Add back (less):
Real estate depreciation and amortization	17,912	15,620
Pro-rata share of consolidated joint venture depreciation	-	(484)
Equity in (income) loss of unconsolidated entities, net	(618)	70
Pro-rata share of unconsolidated entities funds from operations	3,614	2,533
Noncontrolling interest in operating partnership	(122)	(179)
Funds From Operations	$16,130	$12,957

	For the Nine Months Ended September 30,
	2011	2010
Net loss to common shareholders	$(33,009)	$(15,160)
Add back (less):
Real estate depreciation and amortization	50,801	51,158
Pro-rata share of consolidated joint venture depreciation	-	(1,244)
Equity in loss of unconsolidated entities, net	7,018	438
Pro-rata share of unconsolidated entities funds from operations	2,636	5,845
Noncontrolling interest in operating partnership	(922)	(637)
Gain on the disposition of real estate assets, net	-	(332)
Funds From Operations	$26,524	$40,068

FFO decreased by $13.5 million, or 33.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we received $3.7 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and impairment losses.  This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group® (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010.  We also recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  During the second quarter of 2011 as part of our quarterly review to prepare our financial statements, we determined that it was more likely than not that the land would not be developed and accordingly reduced the carrying value of the land to its estimated net realizable value.  Furthermore, we received $3.2 million less in FFO from our investment in unconsolidated entities.  This decrease can be attributed to our proportionate share of a $15.1 million impairment charge associated with our investment in Tulsa Promenade (“Tulsa”) which was partially offset by positive contributions we received from our investment in the joint venture (“Pearlridge Venture”) that owns Pearlridge Center, a regional mall located in Aiea, Hawaii as well as full year contributions from the malls that comprise the Blackstone Venture.  Lastly, we incurred $2.3 million in additional preferred share dividends as a result of issuing an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) during April 2010 (the “April Offering”).

Offsetting these decreases to FFO, we experienced $4.3 million less in interest expense.  This decrease can be attributed to lower average borrowings.  Our average loan balance decreased due to the conveyance of mortgage debt to the Blackstone Venture in March 2010 as well as reductions to outstanding borrowings on our corporate credit facility resulting from the application of net proceeds received from the April Offering and from the stock offerings completed in July 2010, during the first nine months of 2011, as well as proceeds generated from the conveyance of Lloyd and WestShore.

Results of Operations – Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Total revenues increased 6.4%, or $4.0 million, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Of this amount, minimum rents increased $2.4 million, percentage rents increased $259,000, tenant reimbursements increased $349,000, and other income increased $977,000.

Minimum Rents

Minimum rents increased 6.5%, or $2.4 million, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  During the three months ended September 30, 2011, we experienced increased minimum rents throughout our portfolio with the most significant improvements occurring at Scottsdale Quarter, a lifestyle center development located in Scottsdale, Arizona, Jersey Gardens, a regional mall located in Elizabeth, New Jersey, and Polaris Fashion Place, a regional mall located in Columbus, Ohio.  The increases at Scottsdale Quarter can be attributed to new tenant openings.  The increases in minimum rents at Jersey Gardens and Polaris Fashion Place can be attributed to lease replacements and renewals with more favorable terms when comparing the quarter ended September 30, 2011 to the quarter ended September 30, 2010.

Percentage Rents

Percentage rents increased by $259,000, or 18.6%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 1.8%, or $349,000, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.   The increase in tenant reimbursement revenue can be attributed to a change in the mix of operating expenses recoverable from tenants.

Other Revenues

Other revenues increased 18.9%, or $977,000, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended September 30,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$1,868	$1,895	$(27)
Outparcel sale	1,050	-	1,050
Sponsorship income	407	522	(115)
Fee and service income	2,184	1,847	337
Other	646	914	(268)
Total	$6,155	$5,178	$977

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended September 30, 2011, we sold an outparcel at Ashland Town Center (“Ashland”), located in Ashland, Kentucky for $1.1 million.  We had no outparcel sales during the three months ended September 30, 2010.  Fee and service income increased $337,000 during the three months ended September 30, 2011 compared to the same period ended September 30, 2010.  This increase primarily relates to fees earned from the Pearlridge Venture.  The decrease in other revenues is primarily attributed to closing a theater that we previously operated at a Mall we sold in 2007.

Expenses

Total expenses increased 8.3%, or $3.9 million, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Property operating expenses increased $1.1 million, real estate taxes increased $551,000, the provision for doubtful accounts decreased $570,000, other operating expenses decreased $302,000, depreciation and amortization increased $2.4 million, and general and administrative costs increased $758,000.

Property Operating Expenses

Property operating expenses increased $1.1 million, or 7.7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  We experienced an increase of $654,000 in costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development.

Real Estate Taxes

Real estate taxes increased $551,000, or 7.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Of this increase, $203,000 can be attributed to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.  The remaining portion of the increase can be attributed to various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $341,000 for the three months ended September 30, 2011 compared to $911,000 for the three months ended September 30, 2010.  The provision represents 0.5% and 1.4% of total revenues for the three months ended September 30, 2011 and 2010, respectively.  Our provision for doubtful accounts has decreased due to the improved operating performance of our retailers.

Other Operating Expenses

Other operating expenses decreased 8.8%, or $302,000, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The decrease in other operating expenses can be primarily attributed to the elimination of expenses relating to a ground lease with our former joint venture partner associated with Scottsdale Quarter.  During the three months ended September 30, 2010, we incurred $772,000 in ground lease expense.  On September 9, 2010, we purchased the fee simple interest in Scottsdale Quarter and, accordingly, the ground lease expense for the three months ended September 30, 2011 is eliminated in consolidation.  Also, we incurred $78,000 less in professional fees associated with tenant related collection matters.  Offsetting these decreases, we expensed $499,000 in costs related to the sale of an outparcel located in Ashland, Kentucky, as well as an additional $126,000 in costs associated with services that we provide to our joint ventures.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.4 million, or 15.0%, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  We experienced a $2.9 million increase in depreciation expense associated with Scottsdale Quarter.  This change can be primarily attributed to an increase in the level of investment placed in service at this development.  Offsetting this increase was a $655,000 decrease in depreciation expense associated with Eastland Mall, a regional mall located in Columbus, Ohio.  This decrease can be attributed to tenant improvements for anchor tenants that were fully depreciated during the fiscal period ended September 30, 2010.

General and Administrative

General and administrative expenses were $5.4 million and $4.6 million for the three months ended September 30, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to compensation and travel related expenses.  Offsetting these increases, we experienced a decrease in tax expense, primarily associated with Jersey Gardens.

Interest Income

Interest income increased 17.9%, or $54,000, for the three months ended September 30, 2011 compared with interest income for the three months ended September 30, 2010.  This increase is primarily attributed to interest accrued on a note receivable from Tulsa Promenade REIT, LLC.

Interest expense/capitalized interest

Interest expense decreased 4.2%, or $738,000, for the three months ended September 30, 2011.  The summary below identifies the changes by its various components (dollars in thousands).

	For the Three Months Ended September 30,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,210,744	$1,245,938	$(35,194)
Average rate	5.32%	6.03%	(0.71)%

Total interest	$16,103	$18,783	$(2,680)
Amortization of loan fees	1,141	1,609	(468)
Capitalized interest	(551)	(2,779)	2,228
Other	252	70	182
Interest expense	$16,945	$17,683	$(738)

The decrease in interest expense was due to decreases in the average loan balance, average rate and amortization of loan fees.  The average loan balance decreased due primarily to our use of proceeds from the Company’s stock offering completed in January 2011, along with proceeds from the “at the market” equity offering program instituted in May 2011, to reduce the outstanding borrowings under our corporate credit facility.  The average rate has decreased due to the refinancing of mortgages and the removal of the LIBOR floor in our corporate credit facility following the March 2011 modification of the credit facility.  Amortization of loan fees decreased due to the Scottsdale Quarter loan fees being fully amortized in May 2011 and to writing off loan fees associated with extinguishing mortgages on Morgantown Mall in Morgantown, West Virginia (“Morgantown”), Northtown Mall in Blaine, Minnesota (“Northtown”), and the Polaris Lifestyle Center in Columbus, Ohio (the “Center”) in connection with the March 2011 modification of the credit facility.  These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in Income (Loss) of Unconsolidated Real Estate Entities, Net

Equity in income (loss) of unconsolidated real estate entities, net in both periods contain results from our investments in the joint venture (the “ORC Venture”) that owns both Puente Hills Mall (“Puente”) and Tulsa, the joint venture that owns the Town Square at Surprise (“Surprise”), and the Blackstone Venture.  The results from Pearlridge Center are also included beginning on November 1, 2010.  Net income of the unconsolidated entities was $1.4 million and $91,000 for the three months ended September 30, 2011 and 2010, respectively.  Our proportionate share of the income (loss) was $618,000 and $(70,000) for the three months ended September 30, 2011 and 2010, respectively.

Discontinued Operations

Total revenues from discontinued operations were $2.0 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively.  The net income from discontinued operations during the three months ended September 30, 2011 and 2010 was $504,000 and $259,000, respectively.  Discontinued operations primarily relate to the operating results of Polaris Towne Center, which is expected to be sold during the fourth quarter of 2011.

Allocation to Noncontrolling Interest

The allocation to noncontrolling interest was $(122,000) and $(2.1) million for the three months ended September 30, 2011 and 2010, respectively.  The allocation to noncontrolling interest for the three months ended September 30, 2011 represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.  Of the $2.1 million allocation for the three months ended September 30, 2010, $1.9 million represents 50% of the net loss from the joint venture that previously owned Scottsdale Quarter that was allocated to our noncontrolling partner in the venture.  The loss in the joint venture which previously owned and operated Scottsdale Quarter during the three months ended September 30, 2010 was driven primarily by non-cash items including $498,000 of depreciation expense and $232,000 of straight-line expense associated with the ground lease as well as interest expense of $877,000.  During the fourth quarter of 2010, we purchased our partner’s 50% joint venture interest in Scottsdale Quarter, thus eliminating the joint venture and this allocation.

Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Total revenues decreased 1.6%, or $3.2 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Of this amount, minimum rents decreased $2.3 million, percentage rents increased $948,000, tenant reimbursements decreased $3.1 million, and other income increased $1.2 million.

Minimum Rents

Minimum rents decreased 1.9%, or $2.3 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we experienced a decrease in minimum rents of $7.8 million due to the conveyance of both Lloyd and WestShore to the Blackstone Venture which occurred in the first quarter of 2010.  Offsetting this decrease was an increase in minimum rents of $4.2 million at Scottsdale Quarter, primarily related to new tenant openings, and other increases in minimum rents of $1.3 million spread throughout our portfolio.

Percentage Rents

Percentage rents increased by $948,000, or 31.1%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective breakpoints.

Tenant Reimbursements

Tenant reimbursements decreased 5.2%, or $3.1 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  We experienced a $3.5 million decrease associated with the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease, we received $743,000 more in tenant reimbursements from Scottsdale Quarter related to additional tenant openings.

Other Revenues

Other revenues increased 8.1%, or $1.2 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The components of other revenues are shown below (in thousands):

	For the Nine Months Ended September 30,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$5,234	$5,375	$(141)
Gain on sale of depreciable real estate	-	547	(547)
Fee and service income	6,256	4,174	2,082
Outparcel sale	1,050	-	1,050
Sponsorship income	1,089	1,327	(238)
Other	2,466	3,467	(1,001)
Total	$16,095	$14,890	$1,205

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  With respect to the aggregate decrease in licensing agreement income, $326,000 can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate increase in licensing agreement income of $185,000.  During the nine months ended September 30, 2010, we recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture.  Fee and service income increased $2.1 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This increase primarily relates to fees earned from the Pearlridge Venture and the Blackstone Venture.  During the nine months ended September 30, 2011, we sold an outparcel at Ashland Town Center located in Ashland, Kentucky for $1.1 million.  We had no outparcel sales during the nine months ended September 30, 2010. The decrease in other revenues can be primarily attributed to the closing of a theater that we previously operated at a Mall we sold in 2007.

Expenses

Total expenses increased 4.4%, or $6.5 million, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Property operating expenses decreased $67,000, real estate taxes decreased $230,000, the provision for doubtful accounts decreased $1.5 million, other operating expenses decreased $1.6 million, depreciation and amortization decreased $328,000, general and administrative costs increased $1.2 million, and impairment losses increased by $9.0 million.

Property Operating Expenses

Property operating expenses decreased $67,000, or 0.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  We experienced a decrease of $2.5 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was $2.0 million in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development.

Real Estate Taxes

Real estate taxes decreased $230,000, or 1.0%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  We experienced a decrease of $1.2 million as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Offsetting this decrease was $514,000 in additional costs related to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.  Also, we experienced a $277,000 increase in expense at the Jersey Gardens Mall.

Provision for Doubtful Accounts

The provision for doubtful accounts was $2.0 million for the nine months ended September 30, 2011 compared to $3.4 million for the nine months ended September 30, 2010.  The provision represents 1.0% and 1.7% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.  A decrease of $313,000 in the provision for doubtful accounts can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture in 2010.  The remaining decrease can be partially attributed to the improved operating performance of our retailers throughout our portfolio.

Other Operating Expenses

Other operating expenses decreased 16.2%, or $1.6 million, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter.  We purchased the fee simple interest in Scottsdale Quarter on September 9, 2010 and, accordingly, the ground lease expense associated with Scottsdale Quarter for the nine months ended September 30, 2011 is eliminated in consolidation.  Also, during the nine months ended September 30, 2010, we incurred $1.1 million in costs related to a theater we previously operated at a Mall we sold in 2007.  Offsetting these decreases were $1.1 million of additional costs to provide services to our unconsolidated entities for the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010.  Lastly, we expensed $499,000 in costs related to the sale of an outparcel in Ashland, Kentucky.  We did not sell any outparcels during the nine months ended September 30, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased by $328,000, or 0.6%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  We experienced a $3.3 million decrease in depreciation and amortization as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, during 2010 we wrote off improvements related primarily to vacating tenants at Weberstown Mall, Eastland Mall, The Mall at Fairfield Commons and Indian Mound Mall which caused depreciation for the nine months ended September 30, 2011 to be $3.0 million less than the comparable period ending September 30, 2010 for those Properties.  Offsetting these decreases was a $6.1 million increase in depreciation expense associated with Scottsdale Quarter.  This increase can be primarily attributed to an increase in the level of investment placed in service at this development.

General and Administrative

General and administrative expenses were $15.5 million and $14.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to compensation and travel related expenses.  Offsetting these increases, we experienced a decrease in tax expense, primarily associated with Jersey Gardens.

Impairment Loss

During the three months ended June 30, 2011, the Company’s management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million.  The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses during the nine months ended September 30, 2010.

Interest Income

Interest income increased 20.9%, or $182,000, for the nine months ended September 30, 2011 compared with interest income for the nine months ended September 30, 2010.  This increase is primarily attributed to interest accrued on a note receivable from Tulsa Promenade REIT, LLC.

Interest expense/capitalized interest

Interest expense decreased 7.4%, or $4.3 million, for the nine months ended September 30, 2011.  The summary below identifies the changes by its various components (dollars in thousands).

	For the Nine Months Ended September 30,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,236,395	$1,387,050	$(150,655)
Average rate	5.50%	5.67%	(0.17)%

Total interest	$51,001	$58,984	$(7,983)
Amortization of loan fees	4,621	4,559	62
Swap termination fees	819	-	819
Capitalized interest	(4,726)	(7,649)	2,923
Defeasance costs	727	589	138
Other	699	933	(234)
Interest expense	$53,141	$57,416	$(4,275)

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

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net in both periods contain results from our investments in Puente, Tulsa, and Surprise.  The results of Lloyd and WestShore are also included beginning on March 26, 2010 following the completion of the conveyance of both Properties to the Blackstone Ventures.  Lastly, the results from Pearlridge Center are included beginning on November 1, 2010.  Net loss of the unconsolidated entities was $13.7 million and $318,000 for the nine months ended September 30, 2011 and 2010, respectively.  Our proportionate share of the loss was $7.0 million and $438,000 for the nine months ended September 30, 2011 and 2010, respectively.

During the three months ended June 30, 2011, as part of  the quarterly impairment evaluation, the Company determined that it was more likely than not that the ORC Venture would market Tulsa for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. The Company’s proportionate share of this impairment loss amounts to $7.9 million.  The ORC Venture used a recent independent appraisal to determine the Property’s fair market value.  The ORC Venture formally listed Tulsa for sale during the third quarter of 2011.

Discontinued Operations

Total revenues from discontinued operations were $5.8 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The net income from discontinued operations during the nine months ended September 30, 2011 and 2010 was $815,000 and $615,000, respectively.  During the nine months ended September 30, 2010, we incurred a $215,000 loss in settling a lawsuit on a Property that was sold in a previous period.  Discontinued operations primarily relate to the operating results of Polaris Towne Center, which is expected to be sold during the fourth quarter of 2011.

Allocation to Noncontrolling Interest

The allocation to noncontrolling interest was $(922,000) and $(5.0) million for the nine months ended September 30, 2011 and 2010, respectively.  The allocation to noncontrolling interest for the nine months ended September 30, 2011 represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.  Of the $5.0 million allocation for the nine months ended September 30, 2010, $4.4 million represents 50% of the net loss from the former joint venture that owned Scottsdale Quarter that was allocated to our former noncontrolling joint venture partner.  The loss was driven primarily by non-cash items such as $1.3 million of depreciation expense, $796,000 of straight-line expense associated with the ground lease, and interest expense of $2.1 million.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects.  Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy.  Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments including property acquisitions, development projects, and redevelopment of existing Properties.  Also as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving capital and debt markets, we have remained focused on addressing our near-term debt maturities.  In March 2011, GPLP completed amendments to its previous $200 million partially secured credit facility (the “Prior Facility”).  Under the amended facility (the “Credit Facility”) the total borrowing availability increased from $200 million to $250 million.  The amendment also provides the opportunity to increase the total borrowing availability to $300 million by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments.  At September 30, 2011, the terms of the Credit Facility provided for a December 2011 maturity date with two one-year extension options to extend the term to December 2013, subject to the satisfaction of certain conditions.  The facility was modified from being partially secured to being fully secured and we added Morgantown, Northtown, and the Center as additional collateral to the facility’s collateral pool.  The Credit Facility is now secured by perfected first mortgage liens with respect to four of the Company’s Mall Properties, two Community Center Properties, and certain other assets.  In order to add the additional properties to the collateral pool, we repaid the existing mortgage loans on Morgantown, Northtown and the Center.  At September 30, 2011, the Credit Facility no longer had a LIBOR floor and as of September 30, 2011 the interest rate for the Credit Facility was set at LIBOR plus 3.5%, subject to further adjustment based upon the quarterly measurement of GPLP’s consolidated debt outstanding as a percentage of total asset value.  The amendments ease restrictions on GPLP’s use of proceeds from facility borrowings and our ability to make certain investments using the facility.  GPLP’s total availability under the facility is subject to certain quarterly collateral coverage tests.

On October 12, 2011, we completed additional amendments to our $250 million credit facility to provide the Company with additional term and more favorable pricing.  Under these most recent amendments (the “October Facility” and together with the Prior Facility and the Credit Facility, the “Facilities”), the maturity date was extended to October 12, 2014 with one option to extend the maturity date an additional year to October 12, 2015.  The interest rate for the October Facility is lowered from the current LIBOR plus 3.50% to LIBOR plus 2.375%, subject to further adjustment based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value.  The agreement increases from $300 million to $400 million the maximum amount to which we may increase the October Facility’s total borrowing availability by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment.  The agreement revises certain property valuation, leverage, and debt service coverage thresholds and terms pertaining to the facility’s borrowing availability limits and establishes criteria and conditions in which certain properties can be released as facility collateral.  No limitations on availability exist as of September 30, 2011 nor were any created by the amendments in October.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of September 30, 2011.

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

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100 million in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”).  The Company commenced the GRT ATM Program on May 16, 2011.  Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company.  GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares.

During the nine months ended September 30, 2011, GRT issued 7,111,724 Common Shares under the GRT ATM Program at a weighted average issue price of $9.81 per Common Share, generating net proceeds of $68.1 million after deducting $1.6 million of offering related costs and commissions.  GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility.  As of September 30, 2011, GRT had $30.2 million available for issuance under the GRT ATM Program.

On June 21, 2011, we completed a $42.1 million mortgage loan secured by Ashland.  We used $22.8 million of the loan proceeds to pay the cost of the defeasance of the then existing mortgage loan on Ashland that was scheduled to mature on November 1, 2011, with the remainder of the proceeds being used to reduce the outstanding principal amount under the Credit Facility.

The loan for Surprise matured October 1, 2011.  The venture that owns Surprise is currently in discussions with the lender and expects to close on a modification of the loan during the fourth quarter of 2011.

At September 30, 2011, the Company’s total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 57.1%, compared to 60.4% at December 31, 2010 and is within our targeted range of 50–60%.   We also look at the Company’s debt-to-earnings before interest, taxes, depreciation, and amortization “EBITDA” ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization from our consolidated and unconsolidated businesses.

We continue to evaluate joint venture opportunities, property acquisitions and development projects in the ordinary course of business and, to the extent debt levels remain in an acceptable range.  We also may use the proceeds from any future asset sales or equity offerings to fund expansion, renovation and redevelopment of existing Properties, fund joint venture opportunities, and property acquisitions.

We entered into agreements during the three months ended September 30, 2011 to purchase an open-air mall, Town Center Plaza, in Leawood, Kansas and to sell one of our Community Centers, Polaris Towne Center, in Columbus, Ohio.  Both transactions are with affiliates of DDR Corp. (formerly known as Developers Diversified Realty Corporation ) (“DDR”).  Polaris Towne Center will be sold for approximately $80.0 million and the $45.3 million mortgage on the Property will be assumed by DDR.  Town Center Plaza, which an affiliate of the Company will purchase for approximately $139.0 million, is an approximately 650,000 square-foot open-air mall anchored by Dick’s Sporting Goods and Macy’s, and features Anthropologie and Pottery Barn.  Town Center Plaza has tenant sales of more than $400 per square foot and is 95% occupied as of the execution date of the aforementioned agreement.  The purchase price of Town Center Plaza will be funded by a combination of a new loan on the Property of approximately $75.0 million, $35.0 million in excess proceeds on Polaris Towne Center, and the balance from the amount available on the October Facility.  We expect the loan on Town Center Plaza to be through a life insurance company and have a term of 15 years with an interest rate of approximately 5.0% per annum.  We expect to complete the purchase of Town Center Plaza and the sale of Polaris Towne Center during the fourth quarter of 2011 subject to the satisfaction or waiver of customary closing conditions.

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

At September 30, 2011, the aggregate borrowing availability on the Credit Facility was $250.0 million and the outstanding balance was $102.0 million.  Additionally, $1.1 million represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2011, the unused balance of the Credit Facility available to the Company was $146.9 million and the average interest rate on the outstanding balance was 3.79% per annum.

At September 30, 2011, our Credit Facility was collateralized by first mortgage liens on six Properties having a net book value of $137.3 million and other assets with a net book value of $77.3 million.  Our mortgage notes payable were collateralized by first mortgage liens on fifteen of our Properties having a net book value of $1,298.7 million.  We have other corporate assets that have a net book value of $7.5 million.

Cash Activity

For the nine months ended September 30, 2011

Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 2011.  (See also “Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2011.  We spent $41.8 million on our investments in real estate.  Of this amount, $16.1 million related to the development of Scottsdale Quarter.  We also spent $9.9 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, The Mall at Johnson City, Merritt Square Mall, New Towne Mall and Weberstown Mall.  The remaining amount was spent on operational capital expenditures.  As of September 30, 2011, we funded $4.3 million to restricted cash.  This amount was almost entirely driven from Scottsdale Quarter equity requirements in which we expect to be fully reimbursed during the fourth quarter of 2011.  Offsetting these decreases to cash, we received $1.1 million from the sale of an outparcel at Ashland.

Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2011.   We made $133.1 million in principal payments on existing mortgage debt.  Of this amount, $121.0 million was primarily used to repay the existing mortgages on the Center, Morgantown, Northtown, and Ashland.  Additionally, regularly scheduled principal payments of $12.1 million were made on various loan obligations.  Also, $48.5 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  We reduced our outstanding indebtedness under the Facilities by $51.6 million.  The Company paid $4.0 million in costs primarily related to the March 2011 modification of the Prior Facility.  Offsetting the decreases to cash were proceeds we received from the issuance of Common Shares, a mortgage refinancing and additional borrowings.  We issued additional Common Shares as part of the January Offering, raising net proceeds of $116.7 million.  During the second and third quarters of 2011, we raised net proceeds of $68.1 million as part of the GRT ATM Program.  We received $44.5 million in proceeds from the issuance of mortgage notes payable.  Of this amount, $42.1 million was received for the mortgage associated with Ashland.  The remaining amount is the result of additional borrowings from the Scottsdale Quarter construction loan.

For the nine months ended September 30, 2010

Net cash provided by operating activities was $49.6 million for the nine months ended September 30, 2010.  (See also “Results of Operations - Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $100.0 million for the nine months ended September 30, 2010.  We received $60.1 million in proceeds from the sale of Properties.  These proceeds were attributable to the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.  Offsetting these increases to cash, we spent $153.6 million on our investments in real estate.  Of this amount, $34.0 million was spent on development and redevelopment projects including $30.6 million in expenditures related to the development of Scottsdale Quarter and $12.6 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland, Jersey Gardens, Polaris Fashion Place, River Valley Mall, and Ohio River Plaza.  In addition, we spent $96.0 million towards the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Lastly, we made a $2.4 million investment in unconsolidated real estate entities.  This amount related to deposits associated with the acquisition of Pearlridge Center by a joint venture in which we have a 20% interest.

Net cash used in financing activities was $27.9 million for the nine months ended September 30, 2010.  We made $129.9 million in principal payments on existing mortgage debt.  Of this amount $118.0 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $11.9 million were made on various loan obligations.  Also, $36.4 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Facilities by $234.8 million.  Lastly, the Company incurred $11.9 million in financing costs, mainly related to the modifying the Prior Facility in March 2010.  Offsetting these cash uses, we received $216.5 million in proceeds from the issuance of mortgage notes payable.  We received $70.0 million of proceeds from a new mortgage note relating to the purchase of the fee interest in the real estate underlying Scottsdale Quarter. The remaining amounts primarily relate to the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City. Finally, GRT issued additional Series G Preferred Shares as part of the April Offering, raising net proceeds of $72.7 million, as well as additional Common Shares as part of the offering completed in July 2010 which raised net proceeds of $95.6 million.

Financing Activity - Consolidated

Total debt decreased by $139.9 million during the first nine months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage	Notes	Total
	Notes	Payable	Debt
Balance at December 31, 2010	$1,243,759	$153,553	$1,397,312
New mortgage debt	44,529	-	44,529
Repayment of debt	(120,961)	-	(120,961)
Debt amortization payments	(12,131)	-	(12,131)
Amortization of fair value adjustment	197	-	197
Net payments, Facilities	-	(51,553)	(51,553)
Balance at September 30, 2011	$1,155,393	$102,000	$1,257,393

On March 31, 2011, we paid off the loan agreements for Morgantown, Northtown and the Center in connection with the modification of the Prior Facility.  On June 21, 2011, a GRT affiliate borrowed $42.1 million in connection with refinancing the mortgage loan for Ashland (the “Ashland Loan”).  The Ashland Loan is evidenced by a promissory note secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Ashland.  The Ashland Loan is non-recourse and has an interest rate of 4.90% per annum and a maturity date of July 6, 2021.  The Ashland Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date.  The proceeds of the Ashland Loan were applied toward the defeasance and extinguishment of the previous $22.1 million loan on Ashland that was scheduled to mature on November 1, 2011, with the remainder being used to reduce outstanding borrowings on the Credit Facility.  In connection with the previous loan’s defeasance and extinguishment, we incurred $739,000 in defeasance fees and related costs.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $5.1 million during the first nine months of 2011.  The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2010	$465,715	$160,642
Repayment of debt	(542)	(282)
Debt amortization payments	(4,564)	(1,952)
Balance at September 30, 2011	$460,609	$158,408

On November 5, 2007, the Surprise joint venture closed on a $7.2 million construction loan (the “Surprise Loan”).  The Surprise Loan has an interest rate of LIBOR plus 175 basis points and originally matured in October 2009, with one 12 month extension available.  During December 2009, the joint venture closed on a loan modification for the Surprise Loan that extended the maturity date to October 1, 2011, fixed the loan amount at $4.7 million and increased the interest rate to the greater of LIBOR plus 400 basis points or 5.50% per annum.  The venture is currently in discussion with the lender and expects to close on an additional modification to the loan during the fourth quarter of 2011.  As of September 30, 2011, $4.7 million (of which $2.3 million represents GRT’s 50% share) was drawn under the construction loan.

During March 2011, an affiliate of the Company executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011.  The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%.  During April 2011, an affiliate of the Company executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011.  During September 2011, an affiliate of the Company executed a modification agreement for the Tulsa Loan that further extended the maturity date to March 14, 2012.  However, as required by the Tulsa Loan, the ORC Venture was required to market the Property for sale in order to extend the maturity date.  The ORC Venture engaged a broker during the third quarter of 2011 and is actively marketing the asset for sale.  During the three months ended June 30, 2011, as part of the quarterly impairment evaluation, the Company determined that it was more likely than not that the ORC Venture would market Tulsa for sale. The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss.  The loan modifications require the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date or upon the sale of the Property.

At September 30, 2011, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $214.8 million.  At September 30, 2011, a construction note payable was collateralized with a first mortgage lien on one Property having a net book value of $7.6 million.  At September 30, 2011, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $298.4 million.  At September 30, 2011, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of $253.1 million.

Consolidated Obligations and Commitments

Long-term debt obligations including both scheduled interest and principal payments are disclosed in Note 7 – “Mortgage Notes Payable” to the consolidated financial statements.

At September 30, 2011, we had the following obligations relating to dividend distributions.  In the third quarter of 2011 the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $11.0 million, to be paid during the fourth quarter of 2011.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.5 million per year.  The distribution obligation at September 30, 2011 for Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million, which represent the dividends declared but not paid as of September 30, 2011, respectively.

At September 30, 2011, there were approximately 2.8 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2011 is $20.7 million based upon a per unit value of $7.42 at September 30, 2011 (based upon a five-day average of the Common Stock price from September 23, 2011 to September 29, 2011).

Our lease obligations are for office space, ground leases, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2011 was $4.3 million.

At September 30, 2011, we had executed leases committing to $8.2 million in tenant allowances.  The leases will generate gross rents of approximately $54.3 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $14.3 million at September 30, 2011.

Commercial Commitments

The Credit Facility terms as of September 30, 2011, are discussed in Note 8 – “Notes Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures are as follows:  2011-$4.9 million, 2012-$78.9 million, 2013-$50.3 million, 2014-$2.2 million, and 2015-$35.8 million.

We have a pro-rata obligation for tenant allowances in the amount of $561,000 for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $3.0 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $1.8 million at September 30, 2011.

The Company currently has two ground lease obligations relating to its joint ventures.  The ground lease obligations relate to our pro-rata share of the ground leases at Pearlridge Center and Puente.  The ground lease at Pearlridge Center provides for scheduled rent increases every five years.  The ground lease at Pearlridge Center expires in 2058 with two ten-year extension options that are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal.  The ground lease at Puente expires in 2059. Our current annual pro-rata share of these obligations, in which we hold a 20% common interest in Pearlridge Center, and a 52% common interest in Puente, are as follows:  2011 - $238,000, 2012-2013 - $1.9 million, 2014-2015 - $1.7 million, and $52.4 million thereafter.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of September 30, 2011:

	Developments in Progress (dollars in thousands) As of September 30, 2011
		Unconsolidated
	Consolidated	Proportionate
	Properties	Share	Total

Land for future development	$12,997	$-	$12,997
Scottsdale Quarter land and improvements	30,199	-	30,199
Redevelopment and development	6,065	3,794	9,859
Tenant improvements and tenant allowances	4,254	815	5,069
Other	2,537	93	2,630
Total	$56,052	$4,702	$60,754

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the assets.  The $30.2 million associated with Scottsdale Quarter includes $1.7 million of internal costs.  These costs include items such as interest and wages.

The table below provides the amount we spent on capital expenditures (dollars in thousands):

	Capital Expenditures for the Three Months Ended September 30, 2011
		Unconsolidated Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$3,955	$-	$3,955
Redevelopment projects	$2,386	$1	$2,387
Renovation with no incremental GLA	$1,862	$8	$1,870

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$257	$526	$783
Non-anchor stores	2,947	1,129	4,076
Operational capital expenditures	2,103	234	2,337
Total Property Capital Expenditures	$5,307	$1,889	$7,196

	Capital Expenditures for the Nine Months Ended September 30, 2011
		Unconsolidated Joint Venture
	Consolidated	Proportionate
	Properties	Share	Total
Development Capital Expenditures:
Development projects	$16,157	$-	$16,157
Redevelopment projects	$3,579	$30	$3,609
Renovation with no incremental GLA	$2,248	$23	$2,271

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,892	$657	$2,549
Non-anchor stores	8,040	1,691	9,731
Operational capital expenditures	3,834	665	4,499
Total Property Capital Expenditures	$13,766	$3,013	$16,779

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements and tenant construction allowances based upon the economics of the lease terms and cash available for making such expenditures.  Our redevelopment expenditures in 2011 relate primarily to the new Dick’s Sporting Goods store that is under construction at Indian Mound Mall in Heath, Ohio.  Our anchor store tenant improvements include improvements for a new Jo-Ann Fabrics store at New Towne Mall in New Philadelphia, Ohio and our share of improvements related to the new Toys R Us store at Puente Hills Mall in the City of Industry, California.  The tenant improvements for non-anchors include stores such as rue21 at Merritt Square Mall in Merritt Island, Florida, White House/Black Market at Polaris Fashion Place in Columbus, Ohio, Express at The Mall at Johnson City in Johnson City, Tennessee and Universal Electronics, Inc. at Weberstown Mall in Stockton, California.

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company’s assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties.  We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under the October Facility, proceeds from the GRT ATM Program, construction financing, long-term mortgage debt, and proceeds from the sale of assets or other equity offerings.

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

Our development spending for the nine months ended September 30, 2011 primarily relates to our investment in Scottsdale Quarter.  The first two phases of Scottsdale Quarter are constructed, and is an approximately 530,000 square feet complex of gross leasable space consisting of approximately 350,000 square feet of retail space with approximately 180,000 square feet of additional office space above the retail units.  Approximately 70% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options.  Scottsdale Quarter’s improvements have and will be funded primarily by the proceeds from the Scottsdale Loan discussed in our financing activities as well as additional equity contributions.  We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have over 90% of Phase I and II retail space addressed.  Apple, Armani Exchange, Brio, Dominick’s Steakhouse, Free People, Gap, Gap Kids, Grimaldi’s Pizzeria, H&M, iPic Theater, Industrie Denim, lululemon athletica, Nike, Pottery Barn, Republic of Couture, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, more than 90% of the office tenants have now moved in.  The first two phases of Scottsdale Quarter will require a net investment in hard costs of approximately $320 million with a stabilized return ranging between approximately 6.5% and 7.0%.  The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments.  In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes.  As of September 30, 2011, we have incurred net costs of approximately $315.3 million in hard costs, of which $312.8 million have been placed into service as of September 30, 2011.

Scottsdale Quarter was previously subject to a long-term ground lease for property on which the project was constructed.  We previously owned a 50% common interest in a joint venture that owned Scottsdale Quarter.  Our former joint venture partner marketed the ground lease for sale, and we had the option to match the best offer.  In September 2010, we purchased the fee interest in the land subject to the ground lease for $96 million.  The purchase was partially funded by a $70 million mortgage loan secured by the ground lease with the remaining funds coming from proceeds available under our Prior Facility.  As a result of the acquisition of the land subject to the ground lease, the expense associated with the ground lease is eliminated in consolidation.  We listed two parcels on the Phase III land with a broker, and are in the process of evaluating offers received to date for those parcels.  We are pleased with the high level of interest in the two parcels and we plan to make a determination as to which offer to select during the fourth quarter of 2011.  The middle parcel of Phase III may be anchored by a luxury department store and the corner parcels will likely be residential with ground floor retail.

We also continue to work on a pipeline of other prospective development opportunities.  With the general improvement in market conditions, the possibility of moving forward with such development is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended September 30, 2011 were $396 compared to $354 for the twelve month period ended September 30, 2010.  Mall Store Sales include only those stores open for the twelve months ended September 30, 2011 and 2010.

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

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10
Core Malls (2) (3):
Mall Anchors	96.1%	96.1%	95.7%	95.7%	94.4%
Mall Non-Anchor	91.4%	89.7%	91.5%	92.8%	90.9%
Total Consolidated Mall Portfolio	94.3%	93.6%	94.1%	94.6%	93.2%

Mall Portfolio – Excluding Joint Ventures (4):
Mall Anchors	94.7%	94.7%	94.6%	94.6%	92.7%
Mall Non-Anchor	91.0%	88.6%	90.8%	92.0%	90.9%
Total Mall Portfolio	93.3%	92.4%	93.2%	93.6%	92.0%

Total Community Centers:
Community Center Anchors	100.0%	100.0%	100.0%	100.0%	95.3%
Community Center Non-Anchor	88.3%	83.7%	90.2%	86.8%	88.3%
Total Community Center Portfolio	95.0%	93.0%	96.1%	94.7%	92.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)	The Company placed the square footage for the completed phases of our Scottsdale Quarter project in service during the second quarter of 2011.
(3)	Includes the Company’s joint venture Malls.
(4)	Excludes Mall Properties that are held in joint ventures as of September 30, 2011.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2011, approximately 89.9% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.8 years and a weighted-average interest rate of approximately 5.4%.  At December 31, 2010, approximately 85.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.9 years, and a weighted-average interest rate of approximately 5.9%.  The remainder of our debt at September 30, 2011 and December 31, 2010 bears interest at variable rates, with weighted-average interest rates of approximately 3.6% and 5.1%, respectively.

At September 30, 2011, the fair value of our debt (excluding borrowings under our Facilities) was $1,189.0 million, compared to its carrying amount of $1,155.4 million.  Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at September 30, 2011, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.3 million per year.  Also, the fair value of our debt would decrease by approximately $33.1 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.3 million per year and increase the fair value of our debt by approximately $34.8 million.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - “Derivative Financial Instruments” to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third quarter of 2011 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	Risk Factors There are no material changes to any of the risk factors as previously disclosed in Item 1A. to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds None

ITEM 3.	Defaults Upon Senior Securities None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

ITEM 6.	Exhibits

10.140	Purchase Agreement, dated as of August 22, 2011, by and between Town Center Plaza, L.L.C. and Leawood TCP, LLC.
10.141	Purchase Agreement, dated as of August 22, 2011, by and between PTC Columbus, LLC and DDR PTC LLC.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:           November 1, 2011