Form 10-K
period 2011-12-31
GLIMCHER REALTY TRUST
filed 2012-02-24
CIK 912898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12482

GLIMCHER REALTY TRUST
(Exact name of registrant as specified in its charter)
Maryland	31-1390518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 East Broad Street	43215
Columbus, Ohio	(Zip Code)
Registrant’s telephone number, including area code: (614) 621-9000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicated by check mark if the Registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One):  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of February 23, 2012, there were 116,233,116 Common Shares of Beneficial Interest outstanding, par value $0.01 per share. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant's Common Shares of Beneficial Interest as quoted on the New York Stock Exchange on June 30, 2011, was $996,441,368.

Documents Incorporated By Reference

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated by reference into Part III of this Report.

PART 1.

Glimcher Realty Trust ("GRT" or the "Registrant"), Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”) and entities directly or indirectly owned or controlled by GRT, on a consolidated basis, are hereinafter referred to as the “Company,” “we,” “us,” or “our company.”

Special Note Regarding Forward Looking Statements

This Form 10-K, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.  Statements that do not relate strictly to historical or current facts are forward-looking and are generally identifiable by the use of forward-looking terminology such as “may”, “will”, “should”, “potential”, “intend”, “expect”, “endeavor”, “seek”, “anticipate”, “estimate”, “overestimate”, “underestimate”, “believe”, “plans”, “could”, “project”, “predict”, “continue”, “trend”, “opportunity”, “pipeline”, “comfortable”, “current”, “position”, “assume”, “outlook”, “remain”, “maintain”, “sustain”, “achieve”, “would” or other similar words or expressions.  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

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

Item 1.   Business

(a)          General Development of Business

GRT is a fully-integrated, self-administered and self-managed Maryland REIT which was formed on September 1, 1993 to continue the business of The Glimcher Company (“TGC”) and its affiliates, of owning, leasing, acquiring, developing and operating a portfolio of retail properties consisting of regional and super regional malls, and community shopping centers.  Enclosed regional and super regional malls and open-air lifestyle centers in which we hold an ownership position (including joint venture interests) are referred herein to as “Malls” and community shopping centers in which we hold an ownership position (including joint venture interests) are referred to herein as “Community Centers.”  The Malls and Community Centers may from time to time be individually referred to herein as a “Property” and collectively referred to herein as the “Properties.”  On January 26, 1994, GRT consummated an initial public offering (the “IPO”) of 18,198,000 of its common shares of beneficial interest (the “Common Shares” or “Common Stock”) including 2,373,750 over allotment option shares.  The net proceeds of the IPO were used by GRT primarily to acquire (at the time of the IPO) an 86.2% interest in the Operating Partnership, a Delaware limited partnership, of which Glimcher Properties Corporation (“GPC”), a Delaware corporation and a wholly-owned subsidiary of GRT, is sole general partner.  At December 31, 2011, GRT held a 97.5% interest in the Operating Partnership.  GRT has completed several secondary public offerings of Common Shares since the IPO.

The Company does not engage or pay a REIT advisor.  Management, leasing, accounting, legal, design and construction supervision and expertise is provided through its own personnel, or, where appropriate, through outside professionals.

(b)          Narrative Description of Business

General:  The Company is a recognized leader in the ownership, management, acquisition and development of malls, which includes enclosed regional malls and open-air lifestyle centers as well as community centers.  At December 31, 2011, the Properties consisted of 24 Malls (19 wholly-owned and five partially owned through joint ventures) containing an aggregate of 21.2 million square feet of gross leasable area (“GLA”) and three Community Centers (two wholly-owned and one partially owned through a joint venture) containing an aggregate of 336,000 square feet of GLA.

For purposes of computing occupancy statistics, anchors are defined as occupants whose space is equal to or greater than 20,000 square feet of GLA. This definition is consistent with the industry’s standard definition determined by the International Council of Shopping Centers (“ICSC”).  All tenant spaces less than 20,000 square feet and all outparcels are considered to be non-anchor.  The Company computes occupancy on an economic basis, which means only those spaces where the store is open and/or the tenant is paying rent are considered occupied, excluding all tenants with leases having an initial term of less than one year.  The Company includes GLA in its occupancy statistics for certain anchors and outparcels that are owned by third parties.  Mall anchors, which are owned by third parties and are open and/or are obligated to pay the Company charges, are considered occupied when reporting occupancy statistics.  Community Center anchors owned by third parties are excluded from the Company’s GLA.  These differences in treatment between Malls and Community Centers are consistent with industry practice.  Outparcels at both Community Center and Mall Properties are included in GLA if the Company owns the land or building.  The outparcels where a third party owns the land and building, but contributes only nominal ancillary charges are excluded from GLA.

As of December 31, 2011, the occupancy rate for all of the Properties was 94.8% of GLA.  The occupied GLA was leased at 81.8%, 9.5%, and 8.7% to national, regional, and local retailers, respectively.  The Company's focus is to maintain high occupancy rates for the Properties by capitalizing on management's long-standing relationships with national and regional tenants and its extensive experience in marketing to local retailers.

As of December 31, 2011, the Properties had annualized minimum rents of $237.9 million.  Approximately 76.2%, 7.4%, and 16.4% of the annualized minimum rents of the Properties as of December 31, 2011 were derived from national, regional, and local retailers, respectively.  No single tenant represented more than 2.3% of the aggregate annualized minimum rents of the Properties as of December 31, 2011.

Malls:  The Malls provide a broad range of shopping alternatives to serve the needs of customers in all market segments.  Each Mall is anchored by multiple department stores such as Belk's, The Bon-Ton, Boscov's, Dick's Sporting Goods, Dillard's, Elder-Beerman, Herberger's, JCPenney, Kohl's, Macy's, Nordstrom, Saks, Sears, and Von Maur.  Mall stores, most of which are national retailers, include Abercrombie & Fitch, American Eagle Outfitters, Apple, Banana Republic, Barnes & Noble, Bath & Body Works, Finish Line, Foot Locker, Forever 21, Gap, H&M, Hallmark, Kay Jewelers, The Limited, Express, Old Navy, Pacific Sunwear and Victoria's Secret.  To provide a complete shopping, dining and entertainment experience, the Malls generally have at least one restaurant, a food court which offers a variety of fast food alternatives, and, in certain Malls multiple screen movie theaters, fitness centers and other entertainment and leisure activities.  Our largest operating Mall has approximately 1.6 million square feet of GLA and approximately 176 stores, while our smallest has approximately 415,000 square feet of GLA and approximately 69 stores.  The Malls also have additional restaurants and retail businesses, such as Benihana, Cheesecake Factory, P.F. Chang's, and Red Lobster, located along the perimeter of the parking areas.

As of December 31, 2011, the Malls accounted for 98.4% of the total GLA, 99.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 94.8%.

Community Centers:  The Company's Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of discount department stores or supermarkets which attract shoppers to each center's smaller shops.  The tenants at the Company's Community Centers typically offer day-to-day necessities and value-oriented merchandise.  Many of the Community Centers have retail businesses or restaurants located along the perimeter of the parking areas.

As of December 31, 2011, Community Centers accounted for 1.6% of the total GLA, 1.0% of the aggregate annualized minimum rents of the Properties, and had an overall occupancy rate of 90.2%.

Growth Strategies and Operating Policies:  Management of the Company believes per share growth in both net income and funds from operations (“FFO”) are important factors in enhancing shareholder value.  The Company believes that the presentation of FFO provides useful information to investors and a relevant basis for comparison among REITs.  Specifically, the Company believes that FFO is a supplemental measure of the Company's operating performance as it is a recognized standard in the real estate industry, in particular, REITs.  The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders (computed in accordance with Generally Accepted Accounting Principles (“GAAP”)), excluding gains or losses from sales of depreciable property, it also excludes impairment adjustments associated with depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company's FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net loss to common shareholders is provided in Item 7 of this Form 10-K.

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

Financing Strategies:  At December 31, 2011, the Company had a total-debt-to-total-market-capitalization ratio of 47.7% based upon the closing price of the Common Shares on the New York Stock Exchange (“NYSE”).  This ratio does not include our pro-rata share of indebtedness related to unconsolidated joint ventures. The Company also looks at other metrics to assess overall leverage levels including debt to total asset value and total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.  The Company expects that it may, from time to time, re-evaluate its strategy with respect to leverage in light of the current economic conditions; relative costs of debt and equity capital; market values of its Properties; acquisition, development and expansion opportunities; and other factors, including meeting the taxable income distribution requirement for REITs under the Code in the event the Company has taxable income without receipt of cash sufficient to enable the Company to meet such distribution requirements.  The Company’s preference is to obtain fixed rate, long-term debt for its Properties.  At December 31, 2011, 85.0% of total Company debt was fixed rate debt.  Shorter term and variable rate debt typically is employed for Properties that we expect to redevelop or expand.

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

Employees:  At December 31, 2011, the Company had 1,088 employees, of which 403 were part-time.

Seasonality:  The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season when retailer occupancy and retail sales are typically at their highest levels.  In addition, shopping malls achieve a substantial portion of their specialty (temporary retailer) rents during the holiday season.

Tax Status:  GRT believes it has been organized and operated in a manner that qualifies for taxation as a REIT and intends to continue to be taxed as a REIT under Sections 856 through 860 of the Code.  As such, GRT generally will not be subject to federal income tax to the extent it distributes at least 90.0% of its REIT ordinary taxable income to its shareholders.  Additionally, GRT must satisfy certain requirements regarding its organization, ownership and certain other conditions, such as a requirement that its shares be transferable.  Moreover, GRT must meet certain tests regarding its income and assets.  At least 75.0% of GRT’s gross income must be derived from passive income closely connected with real estate activities.  In addition, 95.0% of GRT’s gross income must be derived from these same sources, plus dividends, interest and certain capital gains. To meet the asset test, at the close of each quarter of the taxable year, at least 75.0% of the value of the total assets must be represented by real estate assets, cash and cash equivalent items (including receivables), and government securities.  Additionally, to qualify as a REIT, there are several rules limiting the amount and type of securities that GRT can own, including a requirement that not more than 25.0% of the value of its total assets can be represented by securities.  If GRT fails to meet the requirements to qualify for REIT status, GRT may cease to qualify as a REIT and may be subject to certain penalty taxes. If GRT fails to qualify as a REIT in any taxable year, then it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  As a qualified REIT, GRT is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income.

Intellectual Property:  GRT, by and through its affiliates, holds service marks registered with the United States Patent and Trademark Office for the term GLIMCHER® (expiration date January 2019), certain of its Property names such as Scottsdale Quarter® (expiration date November 2019), and Polaris Fashion Place® (expiration date July 2012), and other marketing terms, phrases, and materials it uses to promote its business, services, and Properties.

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

Item 1A. Risk Factors

A number of factors affect our business and the results of our operations, many of which are beyond our control.  The following is a description of the most significant factors that present a risk of adversely impacting our actual results of operations in future periods in a manner that would cause such results to differ materially from those currently expected, desired, or expressed in any forward looking statement made by us or on our behalf.

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

●               our ability to provide adequate maintenance to our properties; and

●               unanticipated fluctuations in real estate taxes, insurance, and other operating costs.

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

Our insurance policies include coverage for acts of terrorism by foreign or domestic agents. The United States ("U.S.")government provides reinsurance coverage to insurance companies following a declared terrorism event under the Terrorism Risk Insurance Program Reauthorization Act (the “Act”) which extended the effectiveness of the Terrorism Risk Insurance Extension Act of 2005. The Act is designed to reinsure the insurance industry from declared terrorism events that cause or create in excess of $100 million in damages or losses. The U.S. government could terminate its reinsurance of terrorism, thus increasing the risk of uninsured exposure to the Company for such acts.

Some of our Properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

At December 31, 2011, our three largest tenants were Gap, Inc., Limited Brands, Inc., and Foot Locker, Inc. representing 2.3%, 2.2%, and 1.9% of our annualized minimum rents, respectively.  No other tenant represented more than 1.9% of the aggregate annualized minimum rents of our properties as of such date. The ability of anchor tenants to attract customers to a property has a significant effect on the ability of the property to attract tenants and, consequently, on the revenue generated by the property. In recent years, the retail industry has experienced consolidation, and retailers that serve as anchor tenants have experienced or are currently experiencing operational changes and other ownership and leadership changes. The closure of an anchor store or a large number of anchor stores might have a negative effect on a property, on our portfolio and on our results of operations. In addition, for anchors that lease their space, the loss of any rental payments from an anchor, a lease termination by an anchor for any reason, a failure by that anchor to occupy the premises, or any other cessation of operations by an anchor could result in lease terminations or reductions in rent by other tenants of the same property whose leases permit cancellation or rent reduction if an anchor's lease is terminated or the anchor otherwise ceases occupancy or operations. In that event, we might be unable to re-lease the vacated space of the anchor or in-line store in a timely manner, or at all. In addition, the leases of some anchors might permit the anchor to transfer its lease, including any attendant approval rights, to another retailer. The transfer to a new anchor could cause customer traffic in the property to decrease or to be composed of different types of customers, which could reduce the income generated by that property. A transfer of a lease to a new anchor also could allow other tenants to make reduced rental payments or to terminate their leases at the property, which could adversely affect our results of operations.

Our financial position, operating results, and ability to make distributions may also be adversely affected by the bankruptcy, insolvency or general downturn in the business of any such tenant as well as requests from such tenants for significant rent relief or other lease concessions, or if any such tenant should elect to close locations at any of our properties before the expiration of their leases or choose not to renew any such leases at our properties as they expire.

Bankruptcy of our tenants or downturns in our tenants' businesses may reduce our cash flow.

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

A continued downturn in the U.S. economy, including continued levels of unemployment, on a regional or national level, and reduced consumer spending could continue to impact our tenants' ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space, negotiate lease terms, and maintain favorable rents could also be negatively impacted by continued and prolonged periods of high unemployment, extended instability, volatility, or weakness in consumer spending, and the overall U.S. economy.  Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during additional downturns in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

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

The failure to fully recover cost reimbursements for common area maintenance, real estate taxes and insurance from tenants could adversely affect our operating results.

The computation of cost reimbursements from tenants for CAM, insurance and real estate taxes is complex and involves numerous judgments including interpretation of lease terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items.  After the end of the calendar year, we compute each tenant's final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year.  The billed amounts could be disputed by the tenant(s) or become the subject of a tenant audit or even litigation.  Final adjustments for the year ended December 31, 2011 have not yet been determined.  At December 31, 2011, our recorded accounts receivable reflected $2.5 million of 2011 costs that we expect to recover from tenants during the first six months of 2012.  There can be no assurance that we will collect all or substantially all of this amount.

The results of operations for our properties depend on the economic conditions of the regions of the United States in which they are located.

Our results of operations and distributions to our shareholders will generally be subject to economic conditions in the regions in which our properties are located.  For the year ended December 31, 2011, approximately 26.3% of annualized minimum rents came from our properties located in Ohio.

We may be unable to successfully redevelop, develop or operate our properties.

As a result of economic and other conditions and required approvals from governmental entities, lenders, or our joint venture partners, development projects may not be pursued or may be completed later or at higher costs than anticipated.  In the event of an unsuccessful development project, our loss could exceed our investment in the project.  Development and redevelopment activities involve significant risks, including:

●	the expenditure of funds on and devotion of time to projects which may not come to fruition;

●	increased construction costs that may make the project economically unattractive;

●	an inability to obtain construction financing and permanent financing on favorable terms;

●	occupancy rates and rents not sufficient to make a project profitable; and

●	provisions within our corporate financing or other agreements that may prohibit or significantly limit the use of capital proceeds for development or redevelopment projects.

We could incur significant costs related to environmental issues.

Under some environmental laws, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of on real property, may be liable for the costs of investigating and remediating these substances on or under the property.  In connection with the ownership or operation of our properties, we could be liable for such costs, which could be substantial and even exceed the value of such property or the value of our aggregate assets.  We could incur such costs or be liable for such costs during a period after we dispose of or transfer a property.  The failure to remediate toxic substances may adversely affect our ability to sell or rent any of our properties or to borrow funds.  In addition, existing or future environmental laws or regulations may require us to expend substantial sums in order to use our properties or operate our business. Lastly, in connection with certain mortgage loans encumbering our properties, GPLP, singly, or together with certain affiliates has executed environmental indemnification agreements to indemnify the respective lender(s) for those loans against losses or costs to remediate damage to the mortgaged property caused by the presence or release of hazardous materials. The costs of investigating, perhaps litigating, or remediating these substances on or under the property in question could be substantial and even exceed the value of such property, the unpaid balance of the mortgage, or the value of our aggregate assets.

We have established a contingency reserve for one environmental matter as noted in Note 15 of our consolidated financial statements.

Our assets may be subject to impairment charges that may materially affect our financial results.

We evaluate our real estate assets and other assets for impairment indicators whenever events or changes in circumstances indicate that recoverability of our investment in the asset is not reasonably assured.  This evaluation is conducted periodically, but no less frequently than quarterly.  Our determination of whether a particular held-for-use asset is impaired is based upon the undiscounted projected cash flows used for the impairment analysis and our determination of the asset's estimated fair value, that in turn are based upon our plans for the respective asset and our views of market and economic conditions.  With respect to assets held-for-sale, our determination of whether such an asset is impaired is based upon market and economic conditions.  If we determine that a significant impairment has occurred, then we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the accounting period in which the adjustment is made.  By way of example, for the year ended December 31, 2011, the Company recognized its proportionate share of a $17.2 million impairment loss resulting from the marketing of the Tulsa Promenade Property as described below under “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of Properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our shareholders.

We may incur significant costs of complying with the Americans with Disabilities Act and similar laws.

We may be required to expend significant sums of money to comply with the Americans with Disabilities Act of 1990, as amended (“ADA”), and other federal and local laws in order for our properties to meet requirements related to access and use by physically challenged persons. Additionally, unanticipated costs and expenses may be incurred in connection with defending lawsuits not covered by our liability insurance.

Our failure to qualify as a REIT would have serious adverse consequences.

GRT believes that it has qualified as a REIT under the Code since 1994, but cannot be sure that it will remain so qualified.  Qualification as a REIT involves the application of highly technical and complex Code provisions, and the determination of various factual matters and circumstances not entirely within GRT's control that may impact GRT's ability to qualify as a REIT under the Code.  In addition, GRT cannot be sure that new laws, regulations and judicial decisions will not significantly change the tax laws relating to REITs, or the federal income tax consequences of REIT qualification.

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

Some of our property interests and other investments are made or held through entities in which we have an interest (the “Subsidiary Partnerships”).  The tax risks of this type of ownership include possible challenge by the Internal Revenue Service ("IRS") of allocations of income and expense items which could affect the computation of our taxable income, a challenge to the status of any such entities as partnerships (as opposed to associations taxable as corporations) for federal income tax purposes, and the possibility of action being taken by tax regulators or the entities themselves could adversely affect GRT's qualification as a REIT, for example, by requiring the sale by such entity of a property.  We believe that the entities in which we have an interest have been and will be treated for tax purposes as partnerships (and not treated as associations taxable as corporations).  If our ownership interest in any entity taxable as a corporation exceeded 10% (in terms of vote or value) of such entity's outstanding securities (unless such entity were a “taxable REIT subsidiary,” or a “qualified REIT subsidiary,” as those terms are defined in the Code) or the value of interest in any such entity exceeded 5% of the value of our assets, then GRT would cease to qualify as a REIT; distributions from any of these entities would be treated as dividends, to the extent of earnings and profits, and we would not be able to deduct our share of losses, if any, generated by such entity in computing our taxable income.

We may not have access to other sources of funds necessary to meet our REIT distribution requirements.

In order to qualify to be taxed as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income (determined by excluding any net capital gain).  The amount available for distribution will be affected by a number of factors, including the operation of our properties.  We have sold a number of assets and may in the future sell additional selected non-core assets or monetize all or a portion of our investment in our other properties.  The loss of rental income associated with our properties sold will in turn affect net income and FFO.  In order to maintain REIT status, we may be required to make distributions in excess of net income and FFO.  In such a case, it may be necessary to arrange for short or long term borrowings, to sell assets, or to issue common or preferred stock or other securities in order to raise funds, which may not be possible due to unsatisfactory market conditions or other factors beyond our control.

Debt financing could adversely affect our performance.

As of December 31, 2011, we had $1.3 billion of total indebtedness outstanding, including $78 million borrowed from our $250 million secured credit facility.  A number of our outstanding loans will require lump sum or “balloon” payments for the outstanding principal balance at maturity, and we may finance future investments that may be structured in the same manner.  Our ability to repay indebtedness at maturity, or otherwise, may depend on our ability to either refinance such indebtedness or to sell certain properties.  Additionally, our ability to repay any indebtedness secured by properties the maturity of which is accelerated upon any default may adversely affect our ability to obtain debt financing for such properties or to own such properties.  If we are unable to repay any of our debt at or before maturity, then we may have to borrow from our credit facility, to the extent it has availability thereunder, to make such repayments.  In addition, a lender could foreclose on one or more of our properties to collect its debt.  This could cause us to lose part or all of our investment, which could reduce the value of the Common Shares or preferred shares and the distributions payable to our shareholders. Furthermore, we have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our consolidated indebtedness, then we could also be declared in default on our derivative obligations and would be required to settle our derivative obligations under the agreements at their termination value.

Volatility, uncertainty, or instability in the credit markets could adversely affect our ability to fund our development projects and cause us to seek financing from alternative sources.

The state of the credit markets and requirements to obtain credit may negatively impact our ability to access capital or to finance our future expansions of existing properties as well as future acquisitions, development activities, and redevelopment projects. A prolonged downturn in the credit markets or overly stringent or restrictive requirements to obtain credit may cause us to seek alternative sources of potentially less attractive financing from non-traditional lending entities that may be subject to greater market risk and may require us to adjust our business plan(s) or financing objectives accordingly. Weakness in the credit markets may also negatively affect the credit ratings of our securities and promote a perceived decline in the value of our properties based on deteriorating general and retail economic conditions which could adversely affect the amount and type of financing available for our properties and operations as well as the terms of such financing.

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

Our existing credit facility is the most restrictive of our financing arrangements.  Accordingly, at December 31, 2011, the aggregate amount that, based upon the restrictive covenants in the credit facility, may be borrowed through financing arrangements is $171.7 million.  Additional amounts could be borrowed as long as we maintain a ratio of total-debt-to-total-asset value, as defined in the credit agreement, that complies with the restrictive covenants of the credit facility.  We would also be required to maintain certain coverage covenants on a prospective basis which could impact our ability to borrow these additional amounts.  Management believes we are in compliance with all covenants under our financing arrangements at December 31, 2011.

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

Extreme volatility and instability in the U.S. and global equity and credit markets could result in significant price volatility and liquidity disruptions causing the market prices of stocks to fluctuate substantially and the credit spreads on prospective debt financings to widen considerably. These circumstances could have a significantly negative impact on liquidity in the financial markets, making terms for certain financings less attractive or unavailable to us. Prolonged uncertainty in the equity and credit markets would negatively impact our ability to access additional financing at reasonable terms or at all. With respect to debt financing, our cost of borrowing in the future will likely be significantly higher than historical levels. In the case of a common equity financing, the disruptions in the financial markets could continue to have a material adverse effect on the market value of our Common Shares, potentially requiring us to issue more shares than we would otherwise have issued with a higher market value for our Common Shares. These financial market circumstances will negatively affect our ability to make acquisitions, undertake new development projects and refinance our debt. These circumstances have also made it more difficult for us to sell properties (including outparcels) and may adversely affect the price we receive for properties that we do sell, as prospective buyers are experiencing increased costs of financing and difficulties in obtaining financing. There is a risk that government responses to the disruptions in the financial markets will not restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

A weakened national and regional economy can also adversely affect many of our tenants and their businesses, including their ability to pay rents when due, or pay rents that are set at levels competitive with the market. Tenants may also involuntarily terminate or stop paying on leases prior to the lease termination date due to bankruptcy. Tenants may decide not to renew leases and we may not be able to re-let the space the tenant vacates. The terms of renewals, including the cost of required improvements or concessions, may be less favorable than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our shareholders could be adversely affected.

Our variable rate debt obligations may impede our operating performance and put us at a competitive disadvantage, as well as adversely affect our ability to pay distributions to you.

Required repayments of debt and related interest can adversely affect our operating performance.  As of December 31, 2011, approximately $188.6 million of our indebtedness bears interest at variable rates.  An increase in interest rates on our existing variable rate indebtedness would increase interest expense, which could adversely affect our cash flow and ability to pay distributions as well as the amount of any distributions.  For example, if market rates of interest on our variable rate debt outstanding as of December 31, 2011 increased by 100 basis points, the increase in interest expense on our existing variable rate debt would decrease future earnings and cash flows by approximately $1.9 million annually which could impact our earnings and financial results.

Our corporate structure imposes no limit on the amount of debt we may incur or authority to increase the amount of debt that we may incur.

The Board of Trustees (the “Board”) determines our financing objectives and the amount of the indebtedness that we may incur. We may make revisions to these objectives at any time without a vote of our shareholders.  Although the Board has no present intention to change these objectives, revisions could result in a more highly leveraged company with an increased risk of default on indebtedness, an increase in debt service charges, and the addition of new financial covenants that restrict our business.

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

Our Amended and Restated Declaration of Trust (the “Declaration of Trust”) authorizes the Board to, among other things, issue additional common or preferred shares or securities convertible or exchangeable into equity securities without shareholder approval. We may issue such additional equity or convertible securities to raise additional capital. The issuance of any additional common or preferred shares or convertible securities could be substantially dilutive to our common shareholders. Moreover, to the extent that we issue restricted share units, share appreciation rights, performance shares, options, or warrants to purchase our Common Shares in the future and those share appreciation rights, options, or warrants are exercised or the restricted share units and performance shares vest, our common shareholders may experience further dilution. Holders of our Common Shares have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our common shareholders. Furthermore, the resale by shareholders of our Common Shares in the public market following any secondary offering could have the effect of depressing the market price for our Common Shares.

The return on our investment in Scottsdale Quarter® may be adversely impacted by inherent risks related to financing, new tenant leasing, new competing developments or operations, and the condition of the local and regional economy.

Our development at Scottsdale Quarter, a premium retail and office complex consisting of approximately 526,000 square feet of gross leasable area, in Scottsdale, Arizona, is our most significant real estate development project at December 31, 2011.  We commenced development of the project and have financed construction through a construction loan for which we, through the Operating Partnership, provided a limited payment and performance guaranty of $75.0 million.  Leasing delays, especially to specialty, boutique or small tenant operators, can also adversely impact our return on our investment, the operation of the development, and its profitability.  Additionally, the development is located in a growing part of the state of Arizona and subject to the economic trends of the area.  If the economic condition of the area materially deteriorates, then the ability of retailers and other tenants to meet their lease obligations due to reduced consumer spending, poor operating results, diminished liquidity, unavailability of inventory financing, or other reasons could decrease the revenue generated by the development or its value which could increase the impairment risk with respect to the property and adversely impact our return on our investment in the development as well as its profitability.

Clauses in leases with certain tenants of our recent development properties, such as Scottsdale Quarter®, frequently include reduced rent that can reduce our rents and funds from operations. As a result, these development properties are more likely to achieve lower returns during their stabilization periods than our development properties historically have.

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

The market price of our common and preferred shares may fluctuate widely as a result of a number of factors, many of which are outside our control or influence. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common and preferred shares. Among the factors that could adversely affect the market price of our common and preferred shares are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition;

●
changes in our FFO, revenue, or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

●	negative speculation or information in the media or investment community;

●	any changes in our distribution or dividend policy;

●	any sale or disposal of properties within our portfolio;

●	any future issuances of equity securities;

●	increases in leverage, mortgage debt financing, or outstanding borrowings;

●	strategic actions by our Company or our competitors, such as acquisitions, joint ventures, or restructurings;

●	general market conditions and, in particular, developments related to market conditions for the real estate industry;

●	proposed or adopted regulatory or legislative changes or developments; or

●	anticipated or pending investigations, proceedings, or litigation that involves or affect us.

We may change the dividend policy for our Common Shares in the future.

IRS revenue procedure allows us to satisfy our REIT distribution requirement with respect to a taxable year ending on or before December 31, 2012 by distributing up to 90% of our dividends in common shares in lieu of paying dividends entirely in cash. Although we reserve the right to utilize this procedure with respect to a taxable year ending on or before December 31, 2012, we have not done so and do not currently have any intention to do so with respect to any of our regular quarterly dividends. The issuance of common shares in lieu of paying dividends in cash could have a dilutive effect on our earnings per share and FFO per share and could result in the resale by shareholders of our Common Shares in the public market following such a distribution, which could have the effect of depressing the market price for our Common Shares.

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

The decision to declare and pay dividends on our Common Shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Board and will depend on our earnings, FFO, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness, the distribution requirement necessary for us to both maintain our REIT qualification under the Code, and avoid (and/or minimize) the income and/or excise tax liability that we would otherwise incur under the rules applicable to REITs on our taxable income and gains in the event we do not distribute, state law and such other factors as the Board deems relevant. Any change to our dividend policy for our Common Shares could have a material adverse effect on the market price of our Common Shares.

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

Our ownership of properties through partnership or joint venture investments may involve risks not otherwise present for wholly-owned properties. These risks include the possibility that our partners or co-venturers might become bankrupt, might have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy to maintain our qualification as a REIT. We may need the consent of our partners for major decisions affecting properties that are partially-owned. Joint venture agreements may also contain provisions that could cause us to sell all or a portion of our interest in, or buy all or a portion of our partners' interests in, such entity or property. These provisions may be triggered at a time when it is not advantageous for us to either buy our partners' interests or sell our interest. Additionally, if we serve as the managing member of a property-owning joint venture, we may have certain fiduciary responsibilities to the other participants in such entity. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures; however, covenants of our credit facility limit the amount of capital that we may invest in joint ventures at any one time.

Our charter, bylaws and the laws of the state of our formation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide shareholders with the opportunity to realize a premium over the then-prevailing market price for our Common Shares.

In order to maintain GRT's qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding Common Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the taxable year.  Additionally, 100 or more persons must beneficially own the outstanding Common Shares during the last 335 days of a taxable year of 12 months or during a proportionate part of a shorter tax year.

To ensure that GRT will not fail to qualify as a REIT under this test, GRT's organizational documents authorize the Board to take such action as may be required to preserve GRT's qualification as a REIT and to limit any person, other than entities or persons approved by the Board, to direct or indirect ownership exceeding a certain percentage. Despite these provisions, GRT cannot be sure that there will not be five or fewer individuals who will own more than 50% in value of its outstanding Common Shares, thereby causing GRT to fail to qualify as a REIT.  The ownership limits may also discourage a change in control in GRT.

The members of the Board are currently divided into three equal classes whose terms expire in 2012, 2013 and 2014, respectively. Each year one class of trustees is elected by GRT's shareholders to hold office for three years.  The staggered terms for Board members may affect the ability of GRT shareholders to change control of GRT even if a change in control were in the interests of the shareholders.

GRT's Declaration of Trust authorizes the Board to establish one or more series of preferred shares, in addition to those currently outstanding, and to determine the preferences, rights and other terms of any series.  The Board could authorize GRT to issue other series of preferred shares that could deter or impede a merger, tender offer or other transaction that some, or a majority, of GRT shareholders might believe to be in their best interest or in which GRT shareholders might receive a premium for their shares over the prevailing market price of such shares.

The Declaration of Trust and our Amended and Restated Bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interests of GRT's shareholders. As a Maryland REIT, GRT is subject to the provisions of the Maryland REIT law which imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur, thus delaying or preventing offers to acquire GRT or increasing the difficulty of completing an acquisition of GRT, even if the acquisition is in the best interests of GRT's shareholders.

Risks associated with information systems may interfere with our operations or ability to maintain adequate records.

We are continuing to implement new information systems and problems with the design or implementation of these new systems could interfere with our operations or ability to maintain adequate records.

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

Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit.  The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand.  Restricted lending practices could impact our ability to obtain financings or refinancings for our properties and our tenants' ability to obtain credit.  Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

Item 1B.    Unresolved Staff Comments

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

Item 2.   Properties

The Company’s headquarters are located at 180 East Broad Street, Columbus, Ohio 43215, and its telephone number is 614.621.9000.  In addition, the Company maintains management offices at each of its Malls.

At December 31, 2011, the Company managed and leased a total of 27 Properties in which the Company had an ownership interest (21 wholly-owned and 6 partially owned through joint ventures).  The Properties are located in 15 states as follows:  Ohio (8), West Virginia (3), Arizona (2), California (2), Florida (2), Hawaii (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).

(a)          Malls

Twenty-four of the Properties are Malls that range in size from approximately 415,000 square feet of GLA to 1.6 million square feet of GLA.  Seven of the Malls are located in Ohio and 17 are located throughout the country in the states of California (2), Florida (2), West Virginia (2), Arizona (1), Hawaii (1), Kansas (1), Kentucky (1), Minnesota (1), New Jersey (1), Oklahoma (1), Oregon (1), Pennsylvania (1), Tennessee (1) and Washington (1).  The location, general character and anchor information are set forth below.

Summary of Operating Malls at December 31, 2011

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Held for Investment Wholly-Owned
Ashland Town Center
Ashland, KY	226,640	188,034	414,674	100.0	97.4	$411	Belk Belk Home Store JCPenney (7) TJ Maxx	01/31/15 01/31/25 07/31/28 05/31/20

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Colonial Park Mall
Harrisburg, PA	504,446	236,528	740,974	100.0	92.4	$265	The Bon-Ton Boscov’s Sears	01/31/15 (6) (6)
Dayton Mall
Dayton, OH	910,797	506,341	1,417,138	97.5	90.3	$316	DSW Shoe Warehouse Elder-Beerman JCPenney Linens N More Macy’s Sears	07/31/12 (6) 03/31/16 09/30/20 (6) (6)
Eastland Mall
Columbus, OH	726,534	272,924	999,458	69.4	89.9	$335	JCPenney (7) Macy’s Sears	01/31/18 (6) (6)
Grand Central Mall
City of Vienna, WV	531,788	314,570	846,358	100.0	88.0	$339	Belk Dunham’s Sports Elder-Beerman (7) JCPenney Regal Cinemas Sears	03/31/18 01/31/20 01/31/33 09/30/12 01/31/17 09/25/17
Indian Mound Mall
Heath, OH	389,589	167,488	557,077	79.5	94.4	$230	Crown Cinema Dick's Sporting Goods Elder-Beerman JCPenney Sears (7)	12/31/14 01/31/22 01/31/14 10/31/16 09/23/27
Jersey Gardens
Elizabeth, NJ	661,522	634,925	1,296,447	100.0	99.0	$685
Bed Bath & Beyond
Burlington
  Coat Factory
Cohoes Fashions
Daffy’s
Forever 21
Gap Outlet, The
Group USA
H & M
Jeepers!
Last Call
Loew’s Theaters
Marshalls
Modell’s
  Sporting Goods
Nike Factory Store
Off 5th Saks Fifth Ave
  Outlet
Old Navy
VF Outlet
								01/31/15 01/31/15 01/31/15 01/31/15 01/31/21 01/31/15 12/31/18 01/31/21 (15) 11/30/14 12/31/20 01/31/15 01/31/17 01/31/16 10/31/14 05/31/15 08/31/15

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Mall at Fairfield Commons, The
Beavercreek, OH	768,284	370,019	1,138,303	100.0	96.1	$341	Dick’s Sporting Goods Elder-Beerman For Her Elder-Beerman Home Store JCPenney Macy’s (7) Sears	01/31/21 01/31/14 01/31/15 10/31/13 01/31/15 10/26/13
Mall at Johnson City, The
Johnson City, TN	393,797	175,712	569,509	100.0	97.4	$416	Belk for Her (7) Belk Home Store Dick’s Sporting Goods Forever 21 JCPenney Sears	10/31/17 06/30/16 01/31/18 08/31/19 09/30/18 03/09/16
Merritt Square Mall
Merritt Island, FL	542,648	265,019	807,667	100.0	77.8	$309	Cobb Theatres Dillard’s JCPenney Macy’s Sears	05/31/24 (6) 07/31/15 (6) (6)
Morgantown Mall
Morgantown, WV	396,361	161,167	557,528	94.8	97.6	$328	Belk Carmike Cinemas Elder-Beerman JCPenney Sears	03/15/14 10/31/25 01/31/16 09/30/15 09/30/15
New Towne Mall
New Philadelphia, OH	360,195	152,065	512,260	100.0	89.3	$247	Elder-Beerman Elder-Beerman Home JCPenney JoAnn Fabrics Kohl’s Regal Cinemas Sears Super Fitness Center	01/31/14 01/31/14 09/30/13 01/31/22 01/31/27 03/31/12 10/31/13 02/28/14
Northtown Mall
Blaine, MN	449,182	245,165	694,347	100.0	79.2	$355	Becker Furniture Best Buy Burlington Coat Factory Herberger’s Home Depot (7) LA Fitness	12/31/20 01/31/20 09/30/15 01/31/24 01/31/27 11/30/23

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Polaris Fashion Place (13)
Columbus, OH	951,141	613,586	1,564,727	100.0	99.3	$508	Barnes & Noble Forever 21 Great Indoors, The JCPenney Macy’s Saks Fifth Avenue Sears Von Maur	01/31/19 03/31/19 (6) (6) (6) (6) (6) (6)
River Valley Mall
Lancaster, OH	316,947	257,393	574,340	74.8	94.0	$323	Dick’s Sporting Goods Elder-Beerman JCPenney Regal Cinemas Sears	01/31/21 02/02/13 09/30/17 (15) 10/31/14
Scottsdale Quarter
Scottsdale, AZ	124,970	400,754	525,724	100.0	73.9	$1,366	H&M iPic Theaters Starwood Hotels	01/31/20 12/31/25 02/28/27
SuperMall of the Great Northwest
Auburn, WA	516,693	415,902	932,595	95.7	88.3	$210	Bed Bath & Beyond Burlington Coat Factory Marshalls Nordstrom Sam’s Club Sports Authority Vision Quest	01/31/18 01/31/16 01/31/17 08/31/15 05/31/19 01/31/16 11/30/18
Town Center Plaza
Leawood, KS	151,233	285,959	437,192	100.0	90.9	$428	Barnes & Noble Macy's	07/31/16 (6)
Weberstown Mall
Stockton, CA	602,817	254,938	857,755	100.0	100.0	$393	Barnes & Noble Dillard's JCPenney (7) Sears (7)	01/31/14 (6) 03/31/14 01/31/13
Subtotal – Malls Held for Investment – Wholly-Owned	9,525,584	5,918,489	15,444,073	95.3%	91.5%	$415

Property/Location	Anchors GLA	Stores GLA(1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Store Sales Per Square Ft. (4)	Anchors	Lease Expiration (5)
Malls Held in Joint Ventures
Lloyd Center (10)
Portland, OR	713,038	762,673	1,475,711	100.0	95.1	$330	Apollo College Barnes & Noble Lloyd Center Ice Rink (8) Lloyd Mall Cinemas Macy’s Marshalls Nordstrom Ross Dress for Less Sears	11/30/18 01/31/12 12/31/14 01/31/12 01/31/16 01/31/14 (6) 01/31/15 (6)
Pearlridge Center (11)
Aiea, HI	438,516	706,093	1,144,609	100.0	99.5	$492	INspiration Integrated Renal Care Longs Drug Store Macy’s Pearlridge Mall Theaters Sears	(6) 08/31/18 02/28/21 08/31/14 11/30/12 06/30/29
Puente Hills Mall (12)
City of Industry, CA	754,464	349,370	1,103,834	100.0	84.7	$242	24 Hour Fitness AMC 20 Theaters Burlington Coat Factory Forever 21 Macy’s Ross Dress for Less Round 1 Sears Toys "R" Us Warehouse Furniture Outlet	01/31/14 04/30/17 10/31/13 01/31/19 (6) 01/31/15 08/31/20 (6) 01/31/22 04/30/13
Tulsa Promenade (12) (14)
Tulsa, OK	690,235	236,221	926,456	100.0	86.8	$277	Dillard’s Hollywood Theaters JCPenney Macy’s MDS Realty II, LLC	(6) 01/31/19 03/31/16 (6) (6)(9)
WestShore Plaza (10)
Tampa, FL	764,968	306,745	1,071,713	100.0	94.5	$419	AMC Theatres	01/31/21
							JCPenney Macy’s Old Navy Saks Fifth Avenue Sears	09/30/17 (6) 01/31/16 11/30/18 09/30/17

Subtotal - Malls Held in Joint Ventures	3,361,221	2,361,102	5,722,323	100.0%	94.0%	$371
Total Mall Portfolio	12,886,805	8,279,591	21,166,396	96.5%	92.2%	$404

(1)	Includes outparcels.
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

(4)	Average 2011 store sales per square foot for in-line stores of less than 10,000 square feet.
(5)	Lease expiration dates do not contemplate or include options to renew.
(6)	The land and building are owned by the anchor store or other third party.
(7)	This is a ground lease by a GRT affiliate to the tenant. A GRT affiliate owns the land, but not the building.
(8)	Managed by Ohio Entertainment Corporation, a wholly-owned subsidiary of Glimcher Development Corporation.
(9)	Anchor vacated the store, but continues to pay ancillary charges through the expiration date.
(10)	The Operating Partnership has a joint venture investment in this Mall of 40%. The Company is responsible for management and leasing services and receives fees for providing these services.
(11)	The Operating Partnership has a joint venture investment in this Mall of 20%. The Company is responsible for management and leasing services and receives fees for providing these services.
(12)	The Operating Partnership has a joint venture investment in this Mall of 52%. The Company is responsible for management and leasing services and receives fees for providing these services.
(13)	Property consists of both the enclosed regional mall, Polaris Fashion Place, as well as the separate open-air lifestyle center known as Polaris Lifestyle Center.
(14)	Property is currently classified as held-for-sale.
(15)	Tenant is currently month-to-month.

(b)	Community Centers

Three of the Properties are Community Centers ranging in size from approximately 18,000 to 231,000 square feet of GLA.  They are located in three states as follows: Arizona (1), Ohio (1), and West Virginia (1).  The location, general character and major tenant information are set forth below.

Summary of Community Centers at December 31, 2011

Property/Location	Anchors GLA	Stores GLA (1)	Total GLA	% of Anchors Occupied (2)	% of Stores Occupied (3)	Anchors	Lease Expiration (4)
Morgantown Commons
Morgantown, WV	200,187	30,656	230,843	100.0	79.3	Gabriel Brothers Kmart	01/31/17 02/28/21
Ohio River Plaza
Gallipolis, OH	—	87,378	87,378	N/A	79.6
Town Square at Surprise (5)
Surprise, AZ	—	17,755	17,755	N/A	51.7
Total	200,187	135,789	335,976	100.0%	75.9%

(1)	Includes outparcels.

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

(4)	Lease expiration dates do not contemplate options to renew.

(5)	The Operating Partnership has a joint venture investment in this Community Center of 50%.

(c)	Lease Expiration and Rent Per Square Foot

Our lease expirations, total number of tenants whose leases will expire (shown by No. of Leases), the total area in square feet covered by such leases, the annual base rental (“Base Rent”), and the percentage of gross annual rents represented by such leases (% of Total Base Rent) for the next ten years for our total portfolio of Properties (including wholly-owned as well as joint venture Properties) are disclosed in the chart below:

Expiration Year	No. of Leases	Square Feet	Annual Base Rent	% of Total Base Rent
2012	719	2,063,141	$41,938,500	17.6%
2013	403	1,779,599	$26,009,395	10.9%
2014	330	1,783,474	$27,758,132	11.7%
2015	235	2,122,339	$26,773,477	11.3%
2016	193	1,752,161	$20,740,594	8.7%
2017	165	1,406,958	$18,275,640	7.7%
2018	129	1,121,832	$17,794,475	7.5%
2019	113	730,484	$13,736,688	5.8%
2020	101	755,712	$14,016,121	5.9%
2021	101	905,491	$15,686,380	6.6%

The average base rent per square foot for tenants at December 31, 2011 for the Company’s portfolio of Properties (including wholly-owned Properties as well as joint venture Properties) is $6.99 per square foot for anchor stores and $27.29 per square foot for non-anchor stores.

(d)	Significant Properties

Jersey Gardens in Elizabeth, New Jersey, Polaris Fashion Place in Columbus, Ohio (“Polaris”), and Scottsdale Quarter in Scottsdale, Arizona each have a net book value of more than 10% of the Company’s total assets.  Jersey Gardens and Polaris also contribute in excess of 10% of the Company’s consolidated revenue.

(e)	Properties Subject to Indebtedness

At December 31, 2011, 20 of the Properties, consisting of 19 Malls (14 wholly-owned and 5 partially owned through a joint venture) and one Community Center, (owned through a joint venture) were encumbered by mortgage loans. One wholly-owned Property was secured by a collateral assignment to the lender of 100% of GPLP’s equity interest. Six of the Properties, consisting of four wholly-owned Malls, two wholly-owned Community Centers and Polaris Lifestyle Center (a component of our Polaris Fashion Place Property) are encumbered with first lien mortgages as part of the collateral for the Company's corporate credit facility.

The total Joint Venture Properties below represents our proportionate ownership share of the encumbered property. Our unencumbered Properties and developments had a net book value of $7.5 million at December 31, 2011. To facilitate the funding of working capital requirements, and to finance the acquisition of additional properties and the development of the Properties, GPLP has entered into a secured revolving line of credit with several financial institutions.

Various Mortgage and Term Loans

The following table sets forth certain information regarding the mortgages and term loans which encumber various Properties. All of the mortgages are first mortgage liens on the Properties. The information is as of December 31, 2011 (dollars in thousands).
Encumbered Property/Borrower	Fixed/ Variable Interest Rate	Interest Rate	Loan Balance		Annual Debt Service	Balloon Payment	Maturity
Dayton Mall, The	Fixed	8.27%	$50,529		$5,556	$49,864	07/11/12	(1)
Polaris Fashion Place	Fixed	5.24%	128,570		$9,928	$124,572	04/11/13
Jersey Gardens	Fixed	4.83%	143,846		$10,424	$135,194	06/08/14
Mall at Fairfield Commons, The	Fixed	5.45%	99,551		$7,724	$92,762	11/01/14
SuperMall of the Great Northwest	Fixed	7.54%	54,309		$5,412	$49,969	02/11/15	(1)
Merritt Square Mall	Fixed	5.35%	55,999		$3,820	$52,914	09/01/15
Scottsdale Quarter Fee Interest	Fixed	4.91%	68,829		$4,463	$64,577	10/01/15
River Valley Mall	Fixed	5.65%	48,097		$3,463	$44,931	01/11/16
Weberstown Mall	Fixed	5.90%	60,000		$3,590	$60,000	06/08/16
Eastland Mall	Fixed	5.87%	41,388		$3,049	$38,057	12/11/16
Mall at Johnson City, The	Fixed	6.76%	54,153		$4,287	$47,768	05/06/20
Grand Central Mall	Fixed	6.05%	44,277		$3,255	$38,307	07/06/20
Ashland Town Center	Fixed	4.90%	41,833		$2,680	$34,569	07/06/21
Total fixed rate notes			$891,381

Town Center Plaza	Variable	3.30%	70,000		$2,342	$70,000	03/05/12	(10)
Colonial Park Mall	Variable	3.41%	40,000		$1,383	$40,000	04/23/12	(4)
Scottsdale Quarter	Variable	2.86%	140,633		$4,078	$140,633	05/29/12	(3)
Scottsdale Quarter Phase III Fee Interest	Variable	3.20%	15,000		$487	$15,000	06/01/12	(5)
Total variable rate notes			$265,633

Total Wholly-Owned Properties:			$1,157,014	(2)

Joint Venture Properties – Pro Rata Share
Town Square at Surprise	Variable	5.50%	$2,327		$130	$2,327	01/01/12	(7)
Tulsa Promenade (9)	Variable	5.25%	14,419		$768	$14,419	03/14/12	(6)
Puente Hills Mall	Fixed	2.74%	23,037		$864	$22,929	06/01/12
WestShore Plaza	Fixed	5.09%	34,484		$2,603	$33,930	09/09/12
Lloyd Center	Fixed	5.42%	48,417		$3,782	$46,769	06/11/13	(8)
Pearlridge Center	Fixed	4.60%	35,000		$1,632	$33,279	11/01/15
Total Joint Venture Properties - Pro Rata Share			$157,684

(1)	Optional prepayment date (without penalty) is shown. Loan matures at a later date as disclosed in Note 4 in our Consolidated Financial Statements.
(2)
This total differs from the amounts reported in the financial statements due to $19,000 in tax exempt borrowings which are not secured by a mortgage and fair value adjustments to debt instruments as required by Accounting Standards Codification ("ASC") Topic 805 - "Business Combinations."

(3)	The Company has one, one-year option that would extend the maturity date of the loan to May 29, 2013.
(4)	The Company has one, one-year option that would extend the maturity date of the loan to April 23, 2013.
(5)	The Company has one, six-month option that would extend the maturity date of the loan to December 1, 2012.
(6)	The venture executed a loan modification for this property in August 2011 that extended the maturity date to March 14, 2012. The interest rate is the greater of 5.25% or LIBOR plus 4.25% per annum.
(7)
The venture executed a loan modification for this property in October 2011 that extended the maturity date to January 1, 2012. The interest rate is the greater of 5.50% or LIBOR plus 4.00% per annum. The Company is in discussions with the lender regarding an extension and modification of the existing loan.

(8)	Optional prepayment date (without penalty) is shown. Loan matures December 11, 2033.
(9)	This property is listed as held-for-sale.
(10)	The term loan associated with this Property was not secured by a mortgage but a collateral pledge of GPLP's equity interest in the borrower and was repaid on January 17, 2012.

Item 3.   Legal Proceedings

The Company is involved in lawsuits, claims and proceedings which arise in the ordinary course of business. The Company is not presently involved in any material litigation. In accordance with ASC Topic 450 – “Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Item 4.   Mine Safety Disclosures

None.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

The Common Shares are currently listed and traded on the NYSE under the symbol “GRT.”  On February 23, 2012, the last reported sales price of the Common Shares on the NYSE was $9.97. The following table shows the high and low sales prices for the Common Shares on the NYSE for the 2011 and 2010 quarterly periods indicated as reported by the NYSE Composite Tape and the cash distributions per Common Share paid by GRT with respect to such period:

Quarter Ended	High	Low	Distributions Per Share
March 31, 2011	$9.45	$8.17	$0.10
June 30, 2011	$10.38	$8.63	$0.10
September 30, 2011	$10.42	$7.05	$0.10
December 31, 2011	$9.40	$6.24	$0.10

March 31, 2010	$5.72	$2.72	$0.10
June 30, 2010	$7.32	$4.50	$0.10
September 30, 2010	$6.93	$5.11	$0.10
December 31, 2010	$9.00	$6.12	$0.10

For 2011 and 2010, the Common Share dividends declared in December and paid in January are reported in the 2012 and 2011 tax years, respectively.

(b)	Holders

The number of holders of record of the Common Shares was 722 as of February 23, 2012.

(c)	Distributions

Future distributions paid by GRT on the Common Shares will be at the discretion of the GRT Board of Trustees and will depend upon the actual cash flow of GRT, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the GRT Board of Trustees deem relevant.

GRT has implemented a Distribution Reinvestment and Share Purchase Plan under which its shareholders or Operating Partnership unit holders may elect to purchase additional Common Shares at fair value and/or automatically reinvest their distributions in Common Shares at fair value.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  As of December 31, 2011, 2,100,000 Common Shares were authorized, of which 429,840 Common Shares have been issued.

Item 6.   Selected Financial Data

The following table sets forth Selected Financial Data for the Company.  This information should be read in conjunction with the consolidated financial statements of the Company and Management's Discussion and Analysis of the Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data (in thousands, except per share amounts): (1)
Total revenues	$267,877	$267,444	$301,466	$312,969	$295,392
Operating income	$65,295	$74,270	$85,397	$97,087	$98,293
Interest expense	$70,115	$75,776	$77,201	$79,377	$85,002
Gain (loss) on disposition of properties, net	$27,800	$(215)	$(288)	$1,244	$47,349
(Loss) income from continuing operations	$(9,759)	$(285)	$4,595	$18,178	$15,073
Net income attributable to Glimcher Realty Trust	$19,557	$5,853	$4,581	$16,769	$38,357
Preferred stock dividends	$24,548	$22,236	$17,437	$17,437	$17,437
Net (loss) income available to common shareholders	$(4,991)	$(16,383)	$(12,856)	$(668)	$20,920
(Loss) income from continuing operations per share common (diluted)	$(0.32)	$(0.23)	$(0.26)	$0.01	$(0.02)
Per common share data: (Loss) earnings per share (diluted)	$(0.05)	$(0.22)	$(0.28)	$(0.02)	$0.56
Distributions (per common share)	$0.4000	$0.4000	$0.4000	$1.2800	$1.9232

Balance Sheet Data (in thousands):
Investment in real estate, net	$1,754,149	$1,688,199	$1,669,761	$1,761,033	$1,710,003
Total assets	$1,861,099	$1,792,348	$1,849,912	$1,876,313	$1,830,947
Total long-term debt	$1,253,053	$1,397,312	$1,571,897	$1,659,953	$1,552,210
Total equity	$543,929	$331,767	$207,414	$130,552	$189,090

Other Data:
Cash provided by operating activities (in thousands)	$79,000	$70,751	$96,047	$93,706	$102,656
Cash (used in) provided by investing activities (in thousands)	$(162,987)	$(162,910)	$(42,651)	$(127,954)	$65,895
Cash provided by (used in) financing activities (in thousands)	$83,618	$16,397	$13,877	$29,835	$(158,155)
Funds from operations (2) (5) (in thousands)	$56,402	$58,105	$69,801	$83,126	$55,395
Number of Properties (3) (4)	27	27	25	27	27
Total GLA (in thousands) (3) (4)	21,502	21,275	19,863	21,694	21,598
Occupancy rate % (3)	94.8%	94.6%	93.3%	92.8%	95.2%

(1)	Operating data for the years ended December 31, 2010, 2009, 2008 and 2007 are restated to reflect the reclassification of properties held-for-sale and discontinued operations.

(2)
FFO as defined by NAREIT is used by the real estate industry and investment community as a supplemental measure of the performance of real estate companies. NAREIT defines FFO as net income (loss) available to common shareholders (computed in accordance with GAAP), excluding gains or losses from sales of depreciable property, it also excludes impairment adjustments associated with depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other REITs.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.  A reconciliation of FFO to net loss to common shareholders is provided in Item 7 of this Form 10-K.

(3)
Number of Properties and GLA include Properties which are both wholly-owned by the Company or by a joint venture in which the Company has a joint venture interest.  Occupancy of the Properties is defined as any space where a store is open or a tenant is paying rent at the date.

(4)
The number of Properties owned by joint ventures in which the Company has an interest and the GLA of those Properties included in the table are as follows: 2011 includes 5.7 million square feet of GLA (6 Properties); 2010 includes 5.7 million square feet of GLA (6 Properties); 2009 includes 2.0 million square feet of GLA (3 Properties); 2008 includes 2.1 million square feet of GLA (3 Properties); and 2007 includes 2.1 million square feet of GLA (2 Properties).

(5)	Amounts previously reported may have changed due to the exclusion of impairments of depreciable real estate assets in the calculation of FFO.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Glimcher Realty Trust ("GRT") is a self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed regional malls, super regional malls, and open-air lifestyle centers (“Malls”) and community shopping centers (“Community Centers”).  As of December 31, 2011, we owned interests in and managed 27 Properties located in 15 states, consisting of 24 Malls (five of which are partially owned through joint ventures) and three Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 94.8% was occupied at December 31, 2011.

Our primary business objective is to achieve growth in net income and Funds From Operations (“FFO”) by developing and acquiring retail properties, improving the operating performance and value of our existing portfolio through selective expansion and renovation of our Properties, maintaining high occupancy rates, increasing minimum rents per square foot of GLA, and aggressively controlling costs.

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

●	Establish and capitalize on strategic joint venture relationships to maximize capital resource availability;

●	Utilize our team-oriented management approach to increase productivity and efficiency;

●	Hold Properties for long-term investment and emphasize regular maintenance, periodic renovation and capital improvements to preserve and maximize value;

●	Selectively dispose of assets we believe have achieved long-term investment potential and redeploy the proceeds;

●	Strategic acquisitions of high quality retail properties subject to market conditions and availability of capital;

●	Capitalize on opportunities to raise additional capital on terms consistent with the Company’s long-term objectives as market conditions may warrant;

●	Control operating costs by utilizing our employees to perform management, leasing, marketing, finance, accounting, construction supervision, legal and information technology services;

●	Renovate, reconfigure or expand Properties and utilize existing land available for expansion and development of outparcels to meet the needs of existing or new tenants; and

●	Utilize our development capabilities to develop quality properties at low cost.

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

Revenue Recognition

The Company’s revenue recognition policy relating to minimum rents does not require the use of significant estimates.  Minimum rents are recognized on an accrual basis over the term of the related leases on a straight-line basis.  Percentage rents, tenant reimbursements, and components of other revenue include estimates.

Percentage Rents

Percentage rents, which are based on tenants’ sales as reported to the Company, are recognized once the sales reported by such tenants exceed any applicable breakpoints as specified in the tenants’ leases.  The percentage rents are recognized based upon the measurement dates specified in the leases which indicate when the percentage rent is due.

Tenant Reimbursements

Estimates are used to record cost reimbursements from tenants for CAM, real estate taxes, utilities and insurance.  We recognize revenue based upon the amounts to be reimbursed from our tenants for these items in the same period these reimbursable expenses are incurred.   Differences between estimated cost reimbursements and final amounts billed are recognized in the subsequent year.  Leases are not uniform in dealing with such cost reimbursements and variations exist in computations between Properties and tenants.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, CAM and insurance for each of its Properties by comparing actual reimbursements versus actual expenses.  Adjustments are also made throughout the year to these receivables and the related cost reimbursement income based upon the Company’s best estimate of the final amounts to be billed and collected.  Final billings to tenants for CAM, real estate taxes, utilities and insurance in 2010 and 2009, which were billed in 2011 and 2010, respectively, did not vary significantly as compared to the estimated receivable balances.  If management’s estimate of the percent of recoverable expenses that can be billed to the tenants in 2011 differs from actual amounts billed by 1%, the amount of income recorded during 2011 would increase or decrease by approximately $900,000.

Outparcel Sales

The Company may sell outparcels at its various Properties.  The estimated cost used to calculate the margin from these sales involves a number of estimates.  The estimates made are based either upon assigning a proportionate value based upon historical cost paid for the total parcel to the portion of the parcel that is sold, or by incorporating the relative sales value method.  The proportionate share of actual cost is derived through consideration of numerous factors.  These factors include items such as ease of access to the parcel, visibility from high traffic areas, acreage of the parcel as well as other factors that may differentiate the desirability of the particular section of the parcel that is sold.

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

Impairment Evaluation

Management evaluates the recoverability of its investment in real estate assets as required by ASC Topic 360 - “Property, Plant and Equipment.”   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the investment in the asset is not reasonably assured.

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows from the use and eventual disposition of the property are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The Company evaluates each Property that has material reductions in occupancy levels and/or net operating income performance and conducts a detailed evaluation of the Properties.  The evaluations consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties as well as recent sales data for comparable properties in comparable markets.  Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its real estate each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset as well as initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment. If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  During the three months ended December 31, 2011, the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, we have classified this land as held-for-sale.

On occasion, the Company will receive unsolicited offers from third parties to buy individual Properties.  Under these circumstances, the Company will classify the particular Property as held-for-sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Sale of Real Estate Assets

The Company records sales of operating properties and outparcels using the full accrual method at closing when both of the following conditions are met: (a) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (b) the earnings process is virtually complete, meaning that, the seller is not obligated to perform significant activities after the sale to earn the profit.  Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

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

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether a variable interest entity (“VIE”) exists are all considered in determining if the arrangement qualifies for consolidation. We evaluate our investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

We have determined that we are the primary beneficiary in one VIE, and have consolidated it as disclosed in Note 13 “Investment in Joint Ventures - Consolidated.”

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

The Company periodically reviews its investment in unconsolidated real estate entities for other than temporary declines in market value. Any decline that is not considered temporary will result in the recording of an impairment charge to the investment. During the three months ended June 30, 2011, the Company determined that it was more likely than not, that the joint venture that owns Tulsa Promenade ("Tulsa") would market the Property for sale.  Accordingly, the joint venture recorded a $15.1 million impairment loss. During the fourth quarter of 2011, the joint venture that owns Tulsa entered into a contingent contract to sell the Property at a sale price lower than the reduced carrying value, and recorded an additional impairment loss of $2.1 million, for a total impairment loss of $17.2 million for the year ended December 31, 2011. The contract was terminated on February 21, 2012 during the contingency period. The Company's proportionate share of this impairment loss amounted to $9.0 million for the year ended December 31, 2011.

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

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative; whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Also, derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC Topic 815 - “Derivatives and Hedging.”

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, it also excludes impairment adjustments associated with depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts.  FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table illustrates the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009 (1)
Net loss to common shareholders	$(4,991)	$(16,383)	$(12,856)
Add back (less):
Real estate depreciation and amortization	67,767	67,548	78,935
Pro-rata share of consolidated joint venture depreciation	—	(1,337)	—
Equity in loss (income) of unconsolidated entities	6,380	(31)	3,191
Pro-rata share of unconsolidated entities funds from operations	15,258	9,331	2,363
Noncontrolling interest in Operating Partnership	(212)	(691)	(821)
Gain on the disposition of real estate assets, net	(27,800)	(332)	(1,011)
Funds from operations	$56,402	$58,105	$69,801

(1) Amounts have changed from numbers previously reported due to the prior exclusion of $183 of impairment losses.

FFO – Comparison of Year Ended December 31, 2011 to December 31, 2010

FFO decreased by $1.7 million, or 2.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. During the year ended December 31, 2011, we received $2.3 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and impairment losses. This decrease was primarily driven by the conveyance of both Lloyd Center located in Portland, Oregon (“Lloyd”) and WestShore Plaza located in Tampa, Florida (“WestShore”) to a new entity and related sale of a 60% interest in the entity to an affiliate of The Blackstone Group (“Blackstone”) to form a new joint venture (“Blackstone Venture”) late in the first quarter of 2010. We also recorded during 2011 a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio. During the second quarter of 2011, as part of our quarterly review to prepare our financial statements, we determined that it was more likely than not that the land would not be developed and accordingly reduced its carrying value to its estimated net realizable value. Lastly, we incurred $2.3 million in additional preferred share dividends as a result of issuing an additional 3.5 million shares of 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) during April 2010 (the “April Offering”).

Offsetting these decreases to FFO, we experienced $5.7 million less in interest expense. This decrease can be attributed to lower average borrowings during fiscal year 2011 as compared to 2010. Our average loan balance decreased due to the conveyance of mortgage debt to the Blackstone Venture in March 2010 as well as reductions to outstanding borrowings on our corporate credit facility resulting from the application of net proceeds received from the April Offering, a common stock offering completed in July 2010 (the "July Offering"), and common shares issued throughout 2011, as well as proceeds generated from the conveyance of Lloyd and WestShore. We also received $5.9 million more in FFO from our investment in unconsolidated entities. This increase can be attributed to positive contributions we received from our investment in the joint venture that owns Pearlridge Center (“Pearlridge Venture”), a regional mall located in Aiea, Hawaii as well as full year contributions from the malls that comprise the Blackstone Venture.

FFO – Comparison of Year Ended December 31, 2010 to December 31, 2009

FFO decreased by $11.7 million, or 16.8%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  During the year ended December 31, 2010, we received $21.0 million less in operating income excluding real estate depreciation, gains on the sale of operating assets, adjustments for consolidated joint ventures and the write off of a note receivable.  This decrease was primarily a result of the conveyance of both Lloyd and WestShore to a new entity and the related sale of a 60% interest in that entity to an affiliate of Blackstone in connection with the formation the Blackstone Venture, late in the first quarter of 2010.  We also incurred an additional $4.8 million in preferred share dividends as a result of the April Offering during the second quarter of 2010.  Finally, during the year ended December 31, 2009, we recorded a $1.6 million gain on the embedded derivative liability associated with undeveloped land in Vero Beach, Florida. During the fourth quarter of 2009 as part of our normal quarterly review, the Company determined that any future development of this land by the Company was unlikely which resulted in a decrease in the fair value of the embedded derivative liability.  Accordingly, we recorded this decrease in fair value and recorded a gain of $1.6 million in connection with making this adjustment.

Offsetting these decreases to FFO, we experienced an increase in our proportionate share of FFO from our unconsolidated entities of $7.0 million.  This increase was primarily due to our joint venture investment share of the Blackstone Venture.  Also, during 2009, we incurred approximately $3.4 million in impairment losses related to a non-cash impairment loss attributed to the recorded carrying value of the undeveloped land in Vero Beach, Florida referenced above.  We did not record any impairment losses during the year ended December 31, 2010. During 2009 however, we incurred a $5.0 million charge to fully reserve against the note receivable we received as part of the consideration in connection with our $144.0 million sale of University Mall, located in Tampa, Florida, in July 2007.  Lastly, we incurred $1.2 million less in interest expense.  This decrease can be attributed to the conveyance of Lloyd and WestShore to the Blackstone Venture and the decrease in the outstanding balance on our corporate credit facility resulting from the net proceeds generated from the preferred and common stock offerings completed during 2009 and 2010.  Offsetting these decreases to interest expense were higher borrowing costs resulting from the LIBOR floor that was implemented when the credit facility was amended in March 2010.

Results of Operations - Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Total revenues increased 0.2%, or $433,000, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Of this amount, minimum rents increased $121,000, percentage rents increased $1.7 million, tenant reimbursements decreased $2.7 million, and other income increased $1.3 million.

Minimum Rents

Minimum rents increased 0.1%, or $121,000, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Minimum rents increased $6.0 million at Scottsdale Quarter. This increase was primarily driven by new tenant openings. We also experienced a $1.2 million increase at Jersey Gardens related to expansions by certain tenants as well as new tenants opening their stores. Lastly, we experienced a $617,000 increase related to the acquisition of Town Center Plaza (“Town Center”) located in Leawood, Kansas. Offsetting these increases, we experienced a decrease in minimum rents of $7.8 million due to the conveyance of both Lloyd and WestShore to the Blackstone Venture which occurred in the first quarter of 2010.

Percentage Rents

Percentage rents increased by $1.7 million, or 36.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective breakpoints.

Tenant Reimbursements

Tenant reimbursements decreased 3.3%, or $2.7 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We experienced a $3.5 million decrease associated with the conveyance of both Lloyd and WestShore to the Blackstone Venture. Offsetting this decrease, we received a $913,000 increase in tenant reimbursements from Scottsdale Quarter related to additional tenant openings.

Other Revenues

Other revenues increased 5.6%, or $1.3 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2011	2010	Inc. (Dec.)
Licensing agreement income	$8,830	$9,215	$(385)
Outparcel sales	1,050	—	1,050
Sale of an operating asset	—	547	(547)
Sponsorship income	1,846	2,023	(177)
Fee and service income	8,575	6,272	2,303
Other	3,723	4,683	(960)
Total	$24,024	$22,740	$1,284

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  We experienced a $385,000 decrease in licensing agreement income in 2011.  Of this decrease, $326,000 can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  The remaining Properties in the portfolio experienced an aggregate decrease of $59,000.  During the year ended December 31, 2011, we sold an outparcel at Ashland Town Center ("Ashland"), located in Ashland, Kentucky for $1.1 million. We had no outparcel sales during the year ended December 31, 2010. We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture for the year ended December 31, 2010.  Fee and service income increased $2.3 million during the year ended December 31, 2011 compared to the same period ended December 31, 2010.  This increase primarily relates to fees earned from the Pearlridge Venture and the Blackstone Venture. The decrease in other revenues can be primarily attributed to the closing of a theater that we previously operated at a Mall we sold in 2007.

Expenses

Total expenses increased 4.9%, or $9.4 million, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Property operating expenses increased $332,000, real estate taxes increased $114,000, the provision for doubtful accounts decreased $245,000, other operating expenses decreased $1.4 million, depreciation and amortization increased $730,000, general and administrative costs increased $867,000 and impairment loss increased by $9.0 million.

Property Operating Expenses

Property operating expenses increased $332,000, or 0.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We experienced $2.6 million in additional costs related to Scottsdale Quarter.  This increase is associated with the incremental costs related to additional tenant openings at this development. The remaining increase of $243,000 can be attributed to various Properties throughout our portfolio. Offsetting this growth was a decrease of $2.5 million in property operating expenses attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Real Estate Taxes

Real estate taxes increased $114,000, or 0.3%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.  We experienced $924,000 in additional costs related to Scottsdale Quarter.  This increase can be primarily attributed to expensing real estate taxes that were previously capitalized as part of the development of this center.  Also, Northtown Mall ("Northtown") experienced a $570,000 increase in taxes. The increase at Northtown can be attributed to a successful, multi-year real estate tax appeal in which the benefits were recognized during the year ended December 31, 2010. Offsetting this growth was a decrease of $1.2 million as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.4 million for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010. The provision represents 1.3% and 1.4% of total revenues for the year ended December 31, 2011 and 2010, respectively. During 2011, our provision included a $1.0 million expense related to the adjustment of a note receivable from Tulsa Promenade REIT, LLC ("Tulsa REIT"), an affiliate holding company in the joint venture that owns Tulsa. The recorded value of this note was reduced to the estimated amount we anticipate receiving upon the sale of the Property.

Other Operating Expenses

Other operating expenses decreased 11.2%, or $1.4 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  During the year ended December 31, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter.  Following our purchase of the fee simple interest in Scottsdale Quarter in September 2010, the ground lease expense associated with Scottsdale Quarter for the year ended December 31, 2011 was eliminated in consolidation.  Also, during the year ended December 31, 2010, we incurred $1.1 million in costs related to a theater we previously operated at a Mall we sold in 2007.  Offsetting these decreases were $1.1 million of additional costs to provide services to our unconsolidated entities for year ended December 31, 2011 as compared to the year ended December 31, 2010. We also incurred an additional $285,000 of legal fees associated with various tenant matters throughout the portfolio during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Lastly, we expensed $499,000 in costs related to the sale of an outparcel at Ashland.  We did not sell any outparcels during the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2011 by $730,000, or 1.1%, as compared to the year ended December 31, 2010.  We experienced a $6.6 million increase in depreciation expense associated with Scottsdale Quarter. This increase can be primarily attributed to an increase in the level of investment placed in service at this development.  Offsetting this increase, we experienced a $3.3 million decrease attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.  Also, we experienced a $2.3 million decrease in depreciation expense associated with Eastland Mall, a regional mall located in Columbus, Ohio. This decrease can be attributed to tenant improvements for anchor tenants that were fully depreciated during the second half of 2010.

General and Administrative

General and administrative expenses were $20.3 million and $19.4 million for the years ended December 31, 2011 and 2010, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to compensation and travel related expenses. Offsetting these increases, we experienced a decrease in tax expense, primarily associated with Jersey Gardens, and decreased legal fees.

Impairment Loss – Real Estate Assets, Continuing Operations

During the three months ended June 30, 2011, the Company’s management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales. The Company did not record any impairment losses during the year ended December 31, 2010.

Interest Income

Interest income increased 21.1%, or $251,000, for the year ended December 31, 2011 compared with interest income for the year ended December 31, 2010. This increase is primarily attributed to interest accrued on a note receivable from Tulsa REIT.

Interest Expense/Capitalized Interest

Interest expense decreased 7.5%, or $5.7 million, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The summary below identifies the decrease by its various components (dollars in thousands).

	For the Years Ended December 31,
	2011	2010	Inc. (Dec.)
Average loan balance	$1,238,518	$1,369,439	$(130,921)
Average rate	5.39%	5.75%	(0.36)%

Total interest	$66,756	$78,743	$(11,987)
Amortization of loan fees	6,042	6,416	(374)
Swap termination fees	819	—	819
Capitalized interest	(5,201)	(10,970)	5,769
Defeasance costs	727	589	138
Other	972	998	(26)
Interest expense	$70,115	$75,776	$(5,661)

The decrease in interest expense was due to decreases in the average loan balance, average rate and amortization of loan fees.  The average loan balance decreased due primarily to our use of proceeds from the Company's common stock offering completed in January 2011, along with proceeds from the “at the market” equity offering program instituted in May 2011, to reduce the outstanding borrowings under our corporate credit facility. The average rate has decreased due to the refinancing of mortgages and the removal of the LIBOR floor in our corporate credit facility that was part of the modification completed in March 2011. Amortization of loan fees decreased due to the Scottsdale Quarter loan fees being fully amortized in May 2011 and to the write-off of loan fees associated with the payoff of the loan agreements for Morgantown Mall ("Morgantown"), Northtown and Polaris Lifestyle Center in connection with the modification as well as fees related to the corporate credit facility. These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net contains results from our investments in a venture that owns both Puente Hills Mall (“Puente”), and Tulsa (the "ORC Venture") as well as the venture that owns Town Square at Surprise (“Surprise”).  The results of Lloyd and WestShore are also included beginning March 26, 2010. Lastly, the results from Pearlridge Center are included beginning November 1, 2010. Net (loss) income from unconsolidated entities was $(11.7) million and $41,000 for the years ended December 31, 2011 and 2010, respectively.  Our proportionate share of the (loss) income was $(6.4) million and $31,000 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, the ORC Venture entered into a contingent contract to sell Tulsa. The contract was terminiated on February 21, 2012 during the contingency period. The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a total of $17.2 million in impairment losses. The Company’s proportionate share of this impairment loss amounts to $9.0 million. Offsetting this decline, we experienced a $2.0 million increase in equity income related to Lloyd and WestShore.

Discontinued Operations

The net income from discontinued operations during the year ended December 31, 2011 and 2010 was $29.1 million and $665,000, respectively.  This variance in income can be primarily attributable to the disposal of Polaris Towne Center which was sold for a gain of $27.8 million during December 2011. During the year ended December 31, 2010, we recorded an adjustment of $215,000 to a Property that was sold in a prior period.

Total revenues from discontinued operations were $7.2 million compared to $7.3 million for the years ended December 31, 2011 and 2010, respectively. Income from operations was $1.3 million compared to $880,000 for the year ended December 31, 2011 and 2010, respectively.

Allocation to Noncontrolling Interests

The allocation of the loss to noncontrolling interests was $212,000 and $5.5 million for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the allocation to noncontrolling interest represents only the aggregate partnership interest within the Operating Partnership that is held by certain limited partners ("Unit Holder Interest"). Of the allocation to noncontrolling interest during the year ended December 31, 2010, $691,000 represents an allocation to Unit Holder Interest and $4.8 million represents 50% of the net loss to the then existing joint venture that owned Scottsdale Quarter (the “Scottsdale Venture”) that was allocated to our former noncontrolling joint venture partner for activity during the period January 1, 2010 through October 14, 2010. The loss in the Scottsdale Venture is driven primarily by our pro-rata share of non-cash items including $1.4 million of depreciation expense and $796,000 of straight-line expense associated with the ground lease as well as interest expense of $2.2 million.

Results of Operations - Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Total revenues decreased 11.3%, or $34.0 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Of this amount, minimum rents decreased $19.7 million, percentage rents decreased $862,000, tenant reimbursements decreased $10.7 million, and other income decreased $2.7 million.

Minimum Rents

Minimum rents decreased 11.0%, or $19.7 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we experienced a decrease in minimum rents of $25.1 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture. Offsetting this decrease, we experienced increases in minimum rents from our Malls throughout our portfolio totaling $5.4 million. Of this amount, $3.0 million can be attributed to the consolidation of Scottsdale Quarter.

Percentage Rents

Percentage rents decreased by $862,000, or 15.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we experienced a decrease in percentage rents of $672,000 attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture.

Tenant Reimbursements

Tenant reimbursements decreased 11.8%, or $10.7 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The conveyance of both Lloyd and WestShore to the Blackstone Venture caused an $11.1 million decrease in tenant reimbursement revenue. Offsetting this decrease were increases in tenant reimbursements from our remaining Properties totaling $405,000. This increase is primarily attributable to higher recoverable operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other Revenues

Other revenues decreased 10.6%, or $2.7 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The components of other revenues are shown below (in thousands):

	For the Years Ended December 31,
	2010	2009	Inc. (Dec.)
Licensing agreement income	$9,215	$10,655	$(1,440)
Outparcel sales	—	1,675	(1,675)
Sale of an operating asset	547	1,482	(935)
Sponsorship income	2,023	1,971	52
Fee and service income	6,272	4,655	1,617
Other	4,683	5,007	(324)
Total	$22,740	$25,445	$(2,705)

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months. We experienced a $1.4 million decrease in licensing agreement income in 2010. Of this decrease, $1.6 million can be attributed to the conveyance of both Lloyd and WestShore to the Blackstone Venture. The remaining Properties in the portfolio experienced an aggregate increase of $113,000. During the year ended December 31, 2009, we sold two outparcels for $1.7 million. There were no outparcel sales for the year ended December 31, 2010. We also recorded a $547,000 gain when we sold 60% of both Lloyd and WestShore to an affiliate of Blackstone in connection with the formation of the Blackstone Venture during the year ended December 31, 2010. During 2009, we sold a medical office building at Grand Central Mall, located in City of Vienna, West Virginia, for approximately $4.6 million net of costs of $3.1 million for a gain of approximately $1.5 million. Fee and service income increased $1.6 million during the year ended December 31, 2010 compared to the same period ended December 31, 2009. This increase primarily relates to services provided at both Lloyd and WestShore.

Expenses

Total expenses decreased 10.6%, or $22.9 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Property operating expenses decreased $7.4 million, real estate taxes decreased $2.5 million, the provision for doubtful accounts decreased $1.9 million, other operating expenses increased $2.6 million, depreciation and amortization decreased $11.4 million, general and administrative costs increased $1.1 million and impairment loss decreased by $3.4 million.

Property Operating Expenses

Property operating expenses decreased $7.4 million, or 11.6%, for the year December 31, 2010 compared to the year ended December 31, 2009. We experienced a decrease of $10.5 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture. Offsetting this decrease was the additional $1.8 million of Property operating expenses associated with the consolidation of Scottsdale Quarter in 2010.

Real Estate Taxes

Real estate taxes decreased $2.5 million, or 7.0%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. We experienced a decrease of $3.8 million attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture. This decrease was partially offset by taxes attributable to Scottsdale Quarter which is included in our consolidated results beginning in 2010, as well as increases in real estate taxes at Jersey Gardens and Dayton Mall.

Provision for Doubtful Accounts

The provision for doubtful accounts was $3.7 million for the year ended December 31, 2010 compared to $5.6 million for the year ended December 31, 2009. The provision represents 1.4% and 1.9% of total revenues for the years ended December 31, 2010 and 2009, respectively. We experienced a $747,000 reduction in the provision for doubtful accounts as a result of the conveyance of both Lloyd and WestShore to the Blackstone Venture. The remaining improvement relates primarily to lower tenant bankruptcy activity and other tenant credit issues for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other Operating Expenses

Other operating expenses increased 26.3%, or $2.6 million, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010, we incurred $2.6 million in ground lease expense associated with Scottsdale Quarter. The ground lease expense for Scottsdale Quarter relates to the period January 1, 2010 through September 8, 2010. We purchased the fee simple interest in Scottsdale Quarter in September 2010. Of this expense, $1.6 million relates to non-cash straight-line adjustments. Additionally, we incurred $1.4 million more in costs to provide services to our unconsolidated joint ventures during the year ended December 31, 2010 as compared to the same period ending December 31, 2009. Offsetting these increases, we incurred $1.1 million in expenses associated with the sale of outparcels during the year ended December 31, 2009. We did not sell any outparcels during the year ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased for the year ended December 31, 2010 by $11.4 million, or 14.3%, as compared to the same period ended December 31, 2009. We experienced a $10.7 million decrease in depreciation and amortization attributable to the conveyance of both Lloyd and WestShore to the Blackstone Venture. Also, during 2009, we wrote off improvements primarily related to a major tenant vacating in 2009 who had multiple locations. Offsetting these decreases was a $4.4 million increase associated with the consolidation of Scottsdale Quarter in 2010.

General and Administrative

General and administrative expenses were $19.4 million and $18.3 million for the years ended December 31, 2010 and 2009, respectively. The increase in expenses can be attributed to the reinstatement of salaries and trustees’ fees that were reduced during 2009 as part of our corporate cost saving initiatives. Also, we incurred increased information technology costs due to the addition of new positions as well as higher software costs. Lastly, in 2010 we incurred due diligence costs relating to the Pearlridge Venture acquisition of Pearlridge Center in Aiea, Hawaii.

Impairment Loss – Real Estate Assets, Continuing Operations

During the fourth quarter of 2009, as part of our normal quarterly review, we recognized a $3.4 million non-cash impairment charge on land owned in Vero Beach, Florida. We determined that it was unlikely that the land would be developed. As land values have declined in Florida, we assessed comparable land values in the market through an independent appraisal. This value was used to determine the impairment adjustment. We are not currently committed to sell the land.

Interest Income

Interest income decreased 59.4%, or $1.7 million, for the year ended December 31, 2010 compared with interest income for the year ended December 31, 2009. This decrease is primarily attributed to interest earned on preferred contributions made to the then existing Scottsdale Venture that owned Scottsdale Quarter. During the year ended December 31, 2009, the Scottsdale Venture was recorded as an unconsolidated joint venture. As of January 1, 2010, we consolidated the Scottsdale Venture resulting in the elimination of this inter-company interest income. In addition, the joint venture interest of our former joint venture partner was acquired in the fourth quarter of 2010 which resulted in the termination of the Scottsdale Venture.

Interest Expense/Capitalized Interest

Interest expense decreased 1.8%, or $1.4 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The summary below identifies the decrease by its various components (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	Inc. (Dec.)
Average loan balance	$1,369,439	$1,562,519	$(193,080)
Average rate	5.75%	5.03%	0.72%

Total interest	$78,743	$78,595	$148
Amortization of loan fees	6,416	2,638	3,778
Capitalized interest	(10,970)	(5,364)	(5,606)
Defeasance costs	589	(10)	599
Other	998	1,342	(344)
Interest expense	$75,776	$77,201	$(1,425)

The decrease in interest expense was primarily attributable to a significant decrease in the average loan balance which offset an increase in average borrowing costs.  The average loan balance decreased in 2010 compared to 2009 due to the conveyance of debt to the Blackstone Venture as well as reductions to outstanding borrowings on our existing corporate credit facility resulting from proceeds generated from the conveyance of Lloyd and WestShore to the Blackstone Venture, the April Offering and the July Offering. These decreases were partially offset by an increase in the average loan balance due to the consolidation of the Scottsdale Venture in 2010.  The Company's average borrowing costs increased as a result of the LIBOR floor that was implemented when our corporate credit facility was amended in March 2010.  The increase in loan fee amortization was driven by the consolidation of the Scottsdale Venture, fees related to our corporate credit facility, and other deferred financing fees.  The increase in capitalized interest was due to the consolidation of the Scottsdale Venture.

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

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net contains results from our investments in Puente, Tulsa, and Surprise . The results for Scottsdale Quarter are included from January 1, 2009 through December 31, 2009. The results of Lloyd and WestShore are also included for the period of March 26, 2010 through December 31, 2010. Lastly, the results from Pearlridge Center are included from November 1, 2010 through December 31, 2010. Net income (loss) from unconsolidated entities was $41,000 and $(6.3) million for the years ended December 31, 2010 and 2009, respectively. Our proportionate share of the income (loss) was $31,000 and $(3.2) million for the years ended December 31, 2010 and 2009, respectively. The improvement in performance can be primarily attributed to the addition of Lloyd and WestShore as unconsolidated entities during 2010.

Discontinued Operations

The net income (loss) from discontinued operations during the years ended December 31, 2010 and 2009 was $665,000 and $(835,000), respectively. During the year ended December 31, 2010, we recorded a $215,000 loss on the disposition of a property that was sold in a prior period. During the year ended December 31, 2009, we experienced a $288,000 loss on the disposal of a property and a $183,000 net impairment loss. These items relate to the divesture of Eastland Mall in Charlotte, North Carolina in September 2009, as well as The Great Mall of the Great Plains (“Great Mall”) in January 2009.

Total revenues for discontinued operations were $7.3 million compared to $10.3 million for the years ended December 31, 2010 and 2009, respectively. Income (loss) from operations was $880,000 compared to $(364,000) for the year ended December 31, 2010 and 2009, respectively.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuance of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions, development and redevelopment projects. Also as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving capital and debt markets, we have remained focused on addressing our near-term debt maturities.  In March 2011, GPLP completed amendments to its previous $200 million partially secured credit facility (the “Prior Facility”).  Under the amended facility (the “March Facility”) the total borrowing availability increased from $200 million to $250 million.  The March Facility provided the opportunity to increase the total borrowing availability to $300 million by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments.  The March Facility provided two one-year options to extend the maturity date in December 2011 to December 2013, subject to the satisfaction of certain conditions.  The facility was modified from being partially secured to being fully secured and we added Morgantown, Northtown, and Polaris Lifestyle Center as additional collateral to the facility's collateral pool.  The March Facility is secured by perfected first mortgage liens with respect to four of the Company's Mall Properties, two Community Center Properties, Polaris Lifestyle Center, and certain other assets.  In order to add the additional properties to the collateral pool, we repaid the existing mortgage loans on Morgantown, Northtown and Polaris Lifestyle Center.  The March Facility eliminated the 1.5% LIBOR floor under the Prior Facility.  The March Facility eased restrictions on GPLP's use of proceeds from facility borrowings and our ability to make certain investments using the facility.  GPLP's total availability under the facility is subject to certain quarterly collateral coverage tests.

On October 12, 2011, we completed amendments to the March Facility to provide the Company with additional term and more favorable pricing. Under these most recent amendments (the “October Facility” and together with the Prior Facility and the March Facility, the “Credit Facility”), the maturity date was extended to October 12, 2014 with one option to extend the maturity date an additional year to October 12, 2015. The interest rate for the Credit Facility was lowered from LIBOR plus 3.50% to LIBOR plus 2.375%, subject to further adjustment based upon the quarterly measurement of our consolidated debt outstanding as a percentage of our total asset value. The October Facility increases from $300 million to $400 million the maximum amount to which GPLP may increase the Credit Facility's total borrowing availability by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment. The October Facility revised certain property valuation, leverage, and debt service coverage thresholds and terms pertaining to the Credit Facility's borrowing availability limits and establishes criteria and conditions in which certain properties can be released as facility collateral. No limitations on availability exist as of December 31, 2011 nor were any created by the amendments. The Credit Facility contains customary covenants, representations, warranties and events of default. Management believes GPLP is in compliance with all covenants of the Credit Facility as of December 31, 2011.

On January 11, 2011, we completed an underwritten secondary public offering of 14,822,620 Common Shares at a price of $8.30 per share (the “January Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $116.7 million. GRT used the proceeds from the January Offering to reduce the outstanding principal amount under the Prior Facility.

On April 8, 2011, an affiliate of the Company executed an amendment (the “Amendment”) to the construction loan for Scottsdale Quarter (the "Scottsdale Construction Loan"). The Amendment decreases the total borrowing availability from $220.0 million to $165.0 million and limits the current borrowing availability to $143.6 million. The Amendment also provides the opportunity to increase the loan's borrowing availability up to $165.0 million subject to Scottsdale Quarter achieving certain appraised value and debt service coverage thresholds. No increases to the loan's borrowing availability can occur after May 29, 2012. During the second quarter of 2011, we exercised our option to extend the loan's maturity date from May 29, 2011 to May 29, 2012. We have an additional option to extend the loan to May 29, 2013 subject to certain conditions.

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100 million in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”). Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company. GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares. On December 20, 2011, GRT completed an amendment to the GRT ATM Program to increase the aggregate sale price of the Common Shares that may be offered and sold from $100 million to $200 million.

During the twelve months ended December 31, 2011, GRT issued 15,591,033 Common Shares under the GRT ATM Program at a weighted average issue price of $9.15 per Common Share generating net proceeds of $139.7 million after deducting $3.1 million of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of December 31, 2011, GRT had $57.3 million available for issuance under the GRT ATM Program. In January 2012, the Company issued an additional 225,000 Common Shares that were sold during December 2011 generating net proceeds of $2.0 million after deducting $42,000 of offering costs. With these shares issued in January 2011, GRT has $55.2 million available for issuance under the GRT ATM Program.

On December 6, 2011, we purchased an open-air mall, Town Center, in Leawood, Kansas and sold one of our Community Centers, Polaris Towne Center, in Columbus, Ohio.  Both transactions involved affiliates of DDR Corp. (formerly known as Developers Diversified Realty Corporation ) (“DDR”).  Polaris Towne Center was sold for approximately $80.0 million and the $45.2 million mortgage on the Property was assumed by DDR.  Town Center was purchased by an affiliate of the Company for approximately $138.3 million and is an approximately 437,000 square-foot open-air mall anchored by Macy's, and features Anthropologie and Pottery Barn.  Town Center has tenant sales of more than $400 per square foot and was 95% occupied as of the purchase date.  The purchase price of Town Center was funded by a combination of a bridge loan on the Property of approximately $70.0 million, $33.8 million in excess proceeds from the Polaris Towne Center sale, and the balance from the Credit Facility.

On January 17, 2012, we completed a $77.0 million mortgage loan secured by Town Center.  We used $70.0 million of the loan proceeds to repay the existing bridge loan with the remainder of the proceeds being used to reduce the outstanding principal amount under the Credit Facility.

At December 31, 2011, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 50.6%, compared to 60.4% at December 31, 2010.  We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated businesses.

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

Capital Resource Availability

On February 25, 2011, we filed an automatically effective universal shelf registration statement on Form S-3 with the SEC, registering debt securities, preferred shares, Common Shares, warrants, units, rights to purchase our Common Shares, purchase contracts, and any combination of the foregoing. This universal shelf registration statement has a three year term and is not limited in the amount of securities that can be issued for subsequent registered debt or equity offerings.

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

At December 31, 2011, the aggregate borrowing availability on the Credit Facility was $250.0 million and the outstanding balance was $78.0 million. Additionally, $327,000 represents a holdback on the available balance for letters of credit issued under the Credit Facility. As of December 31, 2011, the unused balance of the Credit Facility available to the Company was $171.7 million and the average interest rate on the outstanding balance was 2.71% per annum.

At December 31, 2011, our Credit Facility was collateralized by first mortgage liens on six Properties having a net book value of $135.7 million and other assets with a net book value of $76.7 million. Our mortgage notes payable and term loans were collateralized by first mortgage liens, or collateral assignments of equity interests, on fifteen of our Properties having a net book value of $1,385.0 million. We have other corporate assets that have a net book value of $7.5 million.

Cash Activity

For the Year Ended December 31, 2011

Net cash provided by operating activities was $79.0 million for the year ended December 31, 2011.  (See also “Results of Operations Year Ended December 31, 2011 compared to Year Ended December 31, 2010” for descriptions of 2011 and 2010 transactions affecting operating cash flow.)

Net cash used in investing activities was $163.0 million for the year ended December 31, 2011.  We spent $54.4 million on our investments in real estate.  Of this amount, $21.1 million related to the development of Scottsdale Quarter.  We also spent $12.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Jersey Gardens, The Mall at Johnson City, Merritt Square Mall, New Towne Mall, Polaris Fashion Place, and Weberstown Mall. In addition, $6.9 million was spent on operational capital expenditures.  We spent $98.7 million on the acquisition of Town Center.  Offsetting these uses of cash, we received $1.1 million from the sale of an outparcel at Ashland.

Net cash provided by financing activities was $83.6 million for the year ended December 31, 2011.  We made $153.3 million in principal payments on existing mortgage debt.  Of this amount, $137.0 million was primarily used to repay the existing mortgages on Polaris Lifestyle Center, Morgantown, Northtown, and Ashland.  Additionally, regularly scheduled principal payments of $16.3 million were made on various loan obligations.  Also, $65.7 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  Throughout 2011 we reduced our outstanding indebtedness under the Credit Facility by $75.6 million.  Offsetting the decreases to cash were proceeds we received from the issuance of Common Shares, a mortgage refinancing and additional borrowings.  We issued additional Common Shares as part of the January Offering, that raised net proceeds of $116.7 million.  We raised net proceeds of $139.7 million as part of the GRT ATM Program.  Finally, we received $129.5 million in proceeds from the issuance of mortgage notes payable.  Of this amount, $70.0 million was received for the term loan associated with the acquisition of Town Center, $42.1 million was received for the mortgage associated with Ashland, and $15.0 million was received for the mortgage associated with the Phase III land at Scottsdale Quarter.  The remaining amount is the result of additional borrowings from the Scottsdale Quarter construction loan.

For the Year Ended December 31, 2010

Net cash provided by operating activities was $70.8 million for the year ended December 31, 2010.  (See also “Results of Operations Year Ended December 31, 2010 compared to Year Ended December 31, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash used in investing activities was $162.9 million for the year ended December 31, 2010.  We spent $199.8 million on our investments in real estate.  Of this amount, $44.6 million was spent on development and redevelopment projects.  The amount spent on development and redevelopment projects includes $40.7 million related to the development of Scottsdale Quarter. We spent $15.4 million to re-tenant existing spaces, with the most significant expenditures occurring at Ashland, Jersey Gardens, Polaris Fashion Place, River Valley Mall, and Polaris Towne Center. An additional $5.9 million was spent on operational capital expenditures.  In addition, we spent $121.5 million towards the purchase of the fee interest in the real estate underlying Scottsdale Quarter.  Lastly, we made $15.0 million in investments in our unconsolidated real estate entities.  Of this amount, $14.9 million relates to the Company's 20% investment in the Pearlridge Venture's acquisition of Pearlridge Center with Blackstone.  Offsetting these decreases to cash, we received $60.1 million in proceeds from the sale of a 60% interest in both Lloyd and WestShore to the Blackstone Venture.

Net cash provided by financing activities was $16.4 million for the year ended December 31, 2010.  We received $146.0 million in proceeds from the refinancing of Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City as well as receiving $95.8 million of proceeds from new mortgage notes relating to the purchase of the fee interest in the real estate underlying Scottsdale Quarter and draws under the Scottsdale Construction Loan.  Finally, we issued additional Series G Preferred Shares as part of the April Offering, raising net proceeds of $72.6 million, as well as additional Common Shares as part of the July Offering, raising net proceeds of $95.6 million.  Offsetting these increases to cash, we made $136.2 million in principal payments on existing mortgage debt.  Of this amount, $120.3 million was primarily used to repay the existing mortgages on Polaris Towne Center, Grand Central Mall, and The Mall at Johnson City.  In addition, regularly scheduled principal payments of $15.9 million were made on various loan obligations.  Also, $51.3 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, we reduced our outstanding indebtedness under the Prior Facility by $193.4 million.  Lastly, the Company incurred $13.0 million in financing costs, mainly related to the modification of the Prior Facility in March 2010.

For the Year Ended December 31, 2009

Net cash provided by operating activities was $96.0 million for the year ended December 31, 2009.  (See also “Results of Operations - Year Ended December 31, 2010 compared to year ended December 31, 2009” for descriptions of 2010 and 2009 transactions affecting operating cash flow.)

Net cash used in investing activities was $42.7 million for the year ended December 31, 2009.  We spent $43.7 million on our investments in real estate.  Of this amount, $18.8 million was spent on redevelopment projects.  We completed the Polaris Lifestyle Center with expenditures of $7.7 million during the year ended December 31, 2009.  Also, we spent $5.9 million at Lloyd for the addition of a LA Fitness, $1.0 million at Northtown relating to the addition of Herberger's, and $1.6 million for redevelopment at The Mall at Johnson City.  We also spent $13.0 million to re-tenant existing spaces, with the most significant expenditures occurring at Grand Central Mall, Polaris Fashion Place, Jersey Gardens, The Mall at Johnson City, Northtown, Ohio River Plaza, and Weberstown Mall.  The remaining amounts were spent on operational capital expenditures.  We invested $34.1 million in our unconsolidated real estate entities.  This investment primarily related to the funding of construction activity for Scottsdale Quarter.  Lastly, we invested $5.0 million through a note receivable from Tulsa REIT during August of 2009, the proceeds of which Tulsa REIT used to pay down the existing mortgage loan on Tulsa.  Offsetting these decreases to cash, we received $24.0 million from the sale of certain Properties.  These proceeds were largely attributable to the sale of Great Mall and a medical office building at Grand Central Mall.  We also received $17.7 million from our joint ventures.  This amount primarily relates to the return of a portion of our preferred investment in the Scottsdale Venture.

Net cash provided by financing activities was $13.9 million for the year ended December 31, 2009.  We received $63.4 million in combined loan proceeds from the mortgage loan on Grand Central Mall and the mortgage loan on the Polaris Lifestyle Center.  The net proceeds to the Company from the secondary offering of Common Shares in September 2009 were approximately $108.9 million.  Offsetting these increases to cash, we made $93.9 million in principal payments on existing mortgage debt.  Of this amount $46.1 million was paid to extinguish the mortgage on Grand Central Mall in connection with its refinancing, a $30.0 million mortgage was repaid on Great Mall in connection with its sale, and regularly scheduled principal payments of $17.8 million were made on various loan obligations.  Also, $45.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  Additionally, the Company made payments of $15.2 million to reduce the outstanding balance under the Prior Facility.

Financing Activity - Consolidated

Total debt decreased by $144.3 million during 2011. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
December 31, 2010	$1,243,759	$153,553	$1,397,312
New mortgage debt	129,529	—	129,529
Repayment of debt	(136,961)	—	(136,961)
Assumption of debt	(45,247)	—	(45,247)
Debt amortization payments	(16,289)	—	(16,289)
Amortization of fair value adjustments	262	—	262
Net payments, facilities	—	(75,553)	(75,553)
December 31, 2011	$1,175,053	$78,000	$1,253,053

On March 31, 2011, we repaid the mortgage debt on Morgantown, Northtown and Polaris Lifestyle Center in connection with the modification of the Prior Facility. On June 21, 2011, a GRT affiliate borrowed $42.1 million (the “Ashland Loan”). The Ashland Loan is evidenced by a promissory note secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Ashland. The Ashland Loan is non-recourse and has an interest rate of 4.90% per annum and a maturity date of July 6, 2021. The Ashland Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Ashland Loan were applied toward the defeasance and extinguishment of the previous $22.1 million loan on Ashland that was scheduled to mature on November 1, 2011, with the remainder being used to reduce outstanding borrowings on the Credit Facility. In connection with the previous loan's defeasance and extinguishment, we incurred $739,000 in defeasance fees and related costs. On November 7, 2011, we paid off the existing $3.5 million (Junior Loan) and the $12.5 million (Senior Loan) secured by mortgages on the Phase III land at Scottsdale. On December 1, 2011, a GRT affiliate borrowed $15.0 million (the “SDQ III Fee Loan”). The SDQ III Fee Loan is evidenced by a promissory note, deed of trust and loan agreement. It is fully guaranteed by GPLP, has an interest rate of LIBOR plus 2.90% per annum and a maturity date of June 1, 2012 with an option to extend the maturity for six months. The SDQ III Fee Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the SDQ III Fee Loan were used to reduce outstanding borrowings on the Credit Facility. On December 6, 2011, a GRT affiliate borrowed $70.0 million (the “Leawood TCP Loan”). The Leawood TCP Loan is evidenced by a promissory note and secured by a collateral assignment of GPLP's equity interest in the borrower. As further security, the Leawood TCP Loan requires the borrower to also collaterally assign the proceeds from subsequent permanent mortgage financing obtained prior to the maturity date. The Leawood TCP Loan is fully guaranteed by GPLP, has an interest rate of LIBOR plus 3.00% per annum and a maturity date of March 5, 2012. The Leawood TCP Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Leawood TCP Loan were applied toward the purchase of Town Center. On December 6, 2011, the buyer assumed the $45.2 million loan in connection with the sale of Polaris Towne Center. The Leawood TCP Loan was subsequently refinanced on January 17, 2012.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $6.8 million during 2011. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
December 31, 2010	$465,715	$160,642
Repayment of debt	(580)	(302)
Debt amortization payments	(6,198)	(2,656)
December 31, 2011	$458,937	$157,684

During December 2011, an agreement was reached that extended the maturity date to January 1, 2012 for the loan on Surprise (the "Surprise Loan"). The Surprise Loan requires the borrower to make periodic payments of interest only and has an interest rate of LIBOR plus 4.0% or 5.50%, whichever is greater. The venture is currently in discussions with the lender and expects to close on an additional modification and extension to the loan during the first quarter of 2012. As of December 31, 2011, $4.7 million (of which $2.3 million represents GRT's 50% share) was drawn under the loan.

During March 2011, an affiliate of the ORC Joint Venture executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011. The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%. During April 2011, an affiliate of the ORC Joint Venture executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011. During September 2011, an affiliate of the ORC Joint Venture executed a modification agreement for the Tulsa Loan that further extended the maturity date to March 14, 2012. However, as required by the Tulsa loan, the ORC Venture was required to market the Property for sale in order to extend the maturity date. During the three months ended June 30, 2011, as part of the quarterly impairment evaluation, the ORC Joint Venture determined that it was more likely than not, that it would market Tulsa for sale. The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. During the three months ended December 31, 2011 the ORC Venture entered into a contingent contract to sell Tulsa. The contract was terminated on February 21, 2012 during the contingency period. The ORC Venture recorded an additional impairment loss of $2.1 million related to this offer. The loan modification requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The ORC Venture is currently in discussions with the lender regarding the upcoming maturity of the Tulsa Loan. There are a range of possible outcomes, some of which may result in additional impairment and other related charges.

At December 31, 2011, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $212.4 million. At December 31, 2011, the construction note payable was collateralized with a first mortgage lien on one Property having a net book value of $7.6 million. At December 31, 2011, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $296.1 million. At December 31, 2011, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of $250.6 million.

Consolidated Obligations and Commitments

The following table shows the Company’s contractual obligations and commitments as of December 31, 2011 related to our consolidated operations (in thousands):

Consolidated Obligations and Commitments:	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt (includes interest payments)	$1,466,112	$385,162	$533,830	$355,445	$191,675
Distribution obligations	18,013	18,013	—	—	—
OP Unit redemptions	25,689	25,689	—	—	—
Lease obligations	4,040	885	1,298	1,100	757
Tenant allowances	6,736	6,736	—	—	—
Purchase obligations	9,261	9,261	—	—	—
Total consolidated obligations and commitments	$1,529,851	$445,746	$535,128	$356,545	$192,432

Long-term debt obligations including both scheduled interest and principal payments are disclosed in Note 4 - “Mortgage Notes Payable” and Note 5 - "Notes Payable" to the consolidated financial statements.

At December 31, 2011, we had the following obligations relating to dividend distributions.  In the fourth quarter of 2011 the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $11.9 million, to be paid during the first quarter of 2012.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and the Series G Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.5 million per year.  The distribution obligation at December 31, 2011 for Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million, which represent the dividends declared but not paid as of December 31, 2011, respectively.

At December 31, 2011, there were approximately 2.8 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2011 is $25.7 million based upon a per unit value of $9.21 at December 31, 2011 (based upon a five-day average of the Common Stock price from December 22, 2011 to December 29, 2011).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at December 31, 2011 was $4.0 million.

At December 31, 2011, we had executed leases committing to $6.7 million in tenant allowances.  The leases will generate gross rents of approximately $35.1 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $9.3 million at December 31, 2011.

Commercial Commitments

The Credit Facility terms as of December 31, 2011, are discussed in Note 5 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

The following table shows the Company's pro-rata share of our contractual obligations and commitments as of December 31, 2011 with unconsolidated real estate entities (in thousands):

Pro-rata Share of Joint Venture Obligations:	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt (includes interest payments)	$169,400	$81,127	$52,434	$35,839	$—
Tenant allowances	797	797	—	—	—
Ground lease obligations	56,069	952	1,914	1,513	51,690
Purchase obligations	1,755	1,755	—	—	—
Total pro-rata share of joint venture obligations	$228,021	$84,631	$54,348	$37,352	$51,690

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $797,000 for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $3.5 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $1.8 million at December 31, 2011.

The Company currently has two ground lease obligations relating to its joint ventures.  The ground lease obligations relate to our pro-rata share of the ground leases at Pearlridge Center and Puente.  The ground lease at Pearlridge Center provides for scheduled rent increases every five years.  The ground lease at Pearlridge Center expires in 2058 with two ten-year extension options that are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal with the next re-appraisal due in 2014. Accordingly, our pro-rata share of this obligation is included in the above table through 2013.  The ground lease at Puente expires in 2059.

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

The table below provides the amount we spent on our capital expenditures (amounts in thousands) during the year ended December 31, 2011:

	Capital Expenditures for the Year Ended December 31, 2011
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$21,577	$—	$21,577
Redevelopment projects	$3,738	$59	$3,797
Renovation with no incremental GLA	$4,296	$28	$4,324
Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,892	$948	$2,840
Non-anchor stores	10,508	2,019	12,527
Operational capital expenditures	6,903	994	7,897
Total Property Capital Expenditures	$19,303	$3,961	$23,264

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Expansion, Renovation and Development Activity

We continue to be active in expansion, renovation and development activities.  Our business strategy is to enhance the quality of the Company's assets in order to improve cash flow and increase shareholder value.

Expansions and Renovations

We maintain a strategy of selective expansions and renovations in order to improve the operating performance and the competitive position of our existing portfolio.  We also engage in an active redevelopment program, with the objective of attracting innovative retailers, which we believe will enhance the operating performance of the Properties. We anticipate funding our expansion and renovation projects with the net cash provided by operating activities, the funds available under the Credit Facility, proceeds from the GRT ATM Program, construction financing, long-term mortgage debt, and proceeds from the sale of assets or other equity offerings.

We have started redevelopment projects to update our two outlet Properties, Jersey Gardens in Elizabeth, New Jersey and SuperMall of the Great Northwest in Auburn, Washington ("SuperMall"). We anticipate investing approximately $50 - $60 million during the next 12 - 18 months to renovate, re-brand, and enhance the tenant mix of these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at the properties.

Our renovation expenditures in 2011 relate primarily to our interior and food court renovation project at River Valley Mall in Lancaster, Ohio and the outlet redevelopment projects at Jersey Gardens and SuperMall.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the year ended December 31, 2011 primarily relates to our investment in Scottsdale Quarter. The first two phases of Scottsdale Quarter are completed with approximately 526,000 square feet of GLA consisting of approximately 353,000 square feet of retail space with approximately 173,000 square feet of office space above the retail units. Over 75% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have and will be funded primarily by the proceeds from the Scottsdale Loan discussed in our financing activities as well as additional equity contributions. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have approximately 94% of Phase I and II retail space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, iPic Theater, Industrie Denim, lululemon athletica, Nike, Pottery Barn, Republic of Couture, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, more than 90% of the office tenants have now moved in.  The first two phases of Scottsdale Quarter will require a net investment in hard costs of approximately $325 million with a stabilized return ranging between approximately 6.0% and 6.5%. The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments. In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes. As of December 31, 2011, we have invested approximately $320 million in hard costs in the first two phases of the project.

Scottsdale Quarter was previously subject to a long-term ground lease for property on which the project was constructed. We previously owned a 50% common interest in a joint venture that owned Scottsdale Quarter. Our former joint venture partner marketed the ground lease for sale, and we had the option to match the best offer. In September 2010, we purchased the fee interest in the land subject to the ground lease for $96 million. The purchase was partially funded by a $70 million mortgage loan secured by the ground lease with the remaining funds coming from proceeds available under our Prior Facility. As a result of the acquisition of the land subject to the ground lease, the expense associated with the ground lease is eliminated in consolidation. We listed two parcels on the Phase III land with a broker. The middle parcel of Phase III may be anchored by a luxury department store and the corner parcels will likely be residential with ground floor retail.

We also continue to work on a pipeline of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such development is increasing.

Portfolio Data

Tenant Sales

Average store sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”) for the twelve months ended December 31, 2011 were $404 per square foot, an 8.9% increase from the $371 per square foot reported for the twelve months ended December 31, 2010.  Comparable Mall Store Sales, which include only those stores open for the twelve months ended December 31, 2011 and the same period of 2010, increased approximately 5.0%.

Property Occupancy

Portfolio occupancy statistics by property type are summarized below:

	Occupancy (1)
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
Core Mall Portfolio (2) (3):
Mall Anchors	96.5%	96.1%	96.1%	95.7%	95.7%
Mall Non-Anchor	92.2%	91.4%	89.7%	91.5%	92.8%
Total Occupancy	94.8%	94.3%	93.6%	94.1%	94.6%
Mall Portfolio – excluding Joint Ventures:
Mall Anchors	95.3%	94.7%	94.7%	94.6%	94.6%
Mall Non-Anchor	91.5%	91.0%	88.6%	90.8%	92.0%
Total Occupancy	93.9%	93.3%	92.4%	93.2%	93.6%
Community Centers:
Community Center Anchors	100.0%	100.0%	100.0%	100.0%	100.0%
Community Center Non-Anchor	75.9%	88.3%	83.7%	90.2%	86.8%
Total Occupancy	90.2%	95.0%	93.0%	96.1%	94.7%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.
(2)
The Company placed the square footage for the completed phases of our Scottsdale Quarter project in service during the second quarter of 2011. Excluding the impact of Scottsdale Quarter, non-anchor occupancy and total occupancy for Core Malls were 93.2% and 95.2% during the fourth quarter of 2011, respectively.

(3)	Includes the Company’s joint venture Malls.

Mall non-anchor occupancy, including non-anchor occupancy of our Malls held in joint ventures, decreased to 92.2% at December 31, 2011 from 92.8% at December 31, 2010. The non-anchor decrease relates to bringing Scottsdale Quarter on-line in 2011, the non-anchor occupancy excluding Scottsdale Quarter increased by 40 basis points. Core Mall anchor occupancy increased to 96.5% at December 31, 2011 from 95.7% at December 31, 2010. The increase within our portfolio of anchor occupancy primarily relate to the openings of Dick's Sporting Goods at Indian Mound Mall, Jo-Ann Fabrics at New Towne Mall, and Toys "R" Us at Puente.

Accounting Pronouncements

During June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Upon adoption, this update will not have a material impact on our financial statements.

During December 2011, the FASB issued ASU No. 2011-10, “Derecognition of In-substance Real Estate – a Scope Clarification" which clarifies current guidance found in ASC Topic 810 - "Consolidation" as to how to account when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Upon adoption, this update will not have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At December 31, 2011, approximately 85.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.4 years and a weighted-average interest rate of approximately 5.4%.  At December 31, 2010, approximately 85.5% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.9 years, and a weighted-average interest rate of approximately 5.9%.  The remainder of our debt at December 31, 2011 and December 31, 2010, bears interest at variable rates with weighted-average interest rates of approximately 3.0% and 5.1%, respectively.

At December 31, 2011, the fair value of our debt (excluding borrowings under our Facilities) was $1,205.0 million, compared to its carrying amount of $1,175.1 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at December 31, 2011, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.9 million per year.  Also, the fair value of our debt would decrease by approximately $28.3 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.6 million per year and increase the fair value of our debt by approximately $29.7 million.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 8 "Derivative Financial Instruments" to the consolidated financial statements).

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Columbus, Ohio

We have audited Glimcher Realty Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glimcher Realty Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Glimcher Realty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glimcher Realty Trust as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Chicago, Illinois
February 24, 2012

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

Item 9B.   Other Information

None.

PART III

Item 10.   Trustees, Executive Officers and Corporate Governance

Information regarding trustees, board committee members, corporate governance and the executive officers of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

Information regarding executive compensation of the Company’s executive officers is incorporated herein by reference to the Registrant’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding the Company’s equity compensation plans in effect as of December 31, 2011 is as follows:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,827,839	$16.136	1,140,254
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Additional information regarding security ownership of certain beneficial owners and management of the Registrant is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions, and Trustee Independence

Information regarding certain relationships, related transactions and trustee independence of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Shareholders.

Item 14.   Principal Accountant Fees and Services

Information regarding principal accountant fees and services of the Company is incorporated herein by reference to GRT’s definitive proxy statement to be filed with the SEC within 120 days after the end of the year covered by this Form 10-K with respect to the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.   Exhibits and Financial Statements

(1)	Financial Statements	Page Number
	Report of Independent Registered Public Accounting Firm	65
	Glimcher Realty Trust Consolidated Balance Sheets as of December 31, 2011 and 2010	66
	Glimcher Realty Trust Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	67
	Glimcher Realty Trust Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009	68
	Glimcher Realty Trust Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	69
	Notes to Consolidated Financial Statements	70

(2)	Financial Statement Schedules
	Schedule III - Real Estate and Accumulated Depreciation	102
	Notes to Schedule III	105

(3)	Exhibits

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

3.1	Amended and Restated Declaration of Trust of Glimcher Realty Trust. (1)
3.2	Articles of Amendment to Glimcher Realty Trust Amended and Restated Declaration of Trust. (30)
3.3	Articles of Amendment to Glimcher Realty Trust Amended and Restated Declaration of Trust. (37)
3.4	Amendment to the Company's Amended and Restated Declaration of Trust. (2)
3.5	Amended and Restated Bylaws. (4)
3.6	Articles Supplementary classifying 2,800,000 Shares of Beneficial Interest as 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant. (10)
3.7
Articles Supplementary Classifying 6,900,000 Shares of Beneficial Interest as 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of the Registrant, par value $0.01 per share. (11)

3.8	Articles Supplementary Classifying and Designating an additional 3,500,000 preferred shares as 8.125% Series G Cumulative Redeemable Preferred Shares, par value $.01 per share. (31)
4.1	Specimen Certificate for Common Shares of Beneficial Interest. (1)
4.2	Specimen Certificate for evidencing 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest. (10)
4.3	Specimen Certificate for evidencing 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest. (11)
4.4	Form of Senior Debt Indenture. (26)
4.5	Form of Subordinated Debt Indenture. (26)
10.01	Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.02	Amendment to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 30, 1993. (24)
10.03	Amendment No. 1 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 1, 1994. (24)

10.04	Amendment No. 2 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 26, 1996. (24)
10.05	Amendment No. 3 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of November 12, 1997. (24)
10.06	Amendment No. 4 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of December 4, 1997. (24)
10.07	Amendment No. 5 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of March 9, 1998. (24)
10.08	Amendment No. 6 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of April 24, 2000. (24)
10.09	Amendment No. 7 to Limited Partnership Agreement of Glimcher Properties Limited Partnership dated August 7, 2003. (24)
10.10	Amendment No. 8 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of January 22, 2004. (24)
10.11	Amendment No. 9 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated as of May 9, 2008. (24)
10.12	Amendment No. 10 to Limited Partnership Agreement of Glimcher Properties Limited Partnership, dated and effective as of April 28, 2010. (31)
10.13	Glimcher Realty Trust 1997 Incentive Plan. (3)
10.14	Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan. (12)
10.15	2011 Glimcher Long-Term Incentive Compensation Plan. (35)
10.16
Form of Performance Share Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan and 2011 Glimcher Long-Term Incentive Compensation Plan (replaces Exhibit 10.130 of Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011).

10.17	Form of Amendment to Severance Benefits Agreement by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and certain named executives of Glimcher Realty Trust. (35)
10.18	Severance Benefits Agreement dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Michael P. Glimcher. (3)
10.19	Severance Benefits Agreement, dated June 11, 1997, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and George A. Schmidt. (3)
10.20	Severance Benefits Agreement, dated June 26, 2002, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Thomas J. Drought, Jr. (14)
10.21	Severance Benefits Agreement, dated June 28, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Lisa A. Indest. (16)
10.22	Severance Benefits Agreement, dated May 16, 2005, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Marshall A. Loeb. (18)
10.23	Severance Benefits Agreement, dated August 30, 2004, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership and Mark E. Yale. (8)
10.24	Severance Benefits Agreement, dated as of June 15, 2010, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Armand Mastropietro. (34)
10.25	First Amendment to the Severance Benefits Agreement, dated September 8, 2006, by and among Glimcher Realty Trust, Glimcher Properties Limited Partnership, and Mark E. Yale. (6)
10.26	Offer Letter of Employment to Marshall A. Loeb, dated April 26, 2005. (17)
10.27
Comprehensive Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2010, between Glimcher Properties Limited Partnership, KeyBank National Association, and certain other banks, financial institutions, and other entities. (32)

10.28
Second Amendment to Amended and Restated Credit Agreement, dated as of April 27, 2010, by and among Glimcher Properties Limited Partnership, KeyBank National Association, and the several participating banks, financial institutions, and other entities. (33)

10.29
Amended and Restated Limited Liability Company Agreement of GRT Mall JV LLC, dated as March 26, 2010 (pertains to the joint venture between The Blackstone Group and Glimcher Properties Limited Partnership). (32)

10.30
Second Amended and Restated Credit Agreement, dated as of March 31, 2011, among Glimcher Properties Limited Partnership, KeyBank National Association, and certain other participating banks, financial institutions, and other entities. (35)

10.31
Second Amended and Restated Credit Agreement, dated as of March 31, 2011, among Glimcher Properties Limited Partnership, KeyBank National Association, and certain other participating banks, financial institutions, and other entities. (35)

10.32
Amended and Restated Subsidiary Guaranty, dated as of March 31, 2011, by Morgantown Commons Limited Partnership and several of its affiliated entities for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement, dated as of March 31, 2011. (35)

10.33
Third Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of April 1, 2011, by and among KeyBank National Association, Kierland Crossing, LLC and Glimcher Properties Limited Partnership, and certain other participating banks and financial institutions. (35)

10.34	Loan Agreement, dated as of June 21, 2011, between ATC Glimcher, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.35	Promissory Note, dated June 21, 2011, for forty-two million seventy-five thousand dollars ($42,075,000) issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.36
Mortgage, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, effective as of June 21, 2011, issued by ATC Glimcher, LLC to Goldman Sachs Commercial Mortgage Capital, L.P. (36)

10.37	Guaranty, dated as of June 21, 2011, by Glimcher Properties Limited Partnership for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.38	Environmental Indemnity Agreement, dated June 21, 2011, issued by Glimcher Properties Limited Partnership and ATC Glimcher, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (36)
10.39	Purchase Agreement, dated as of August 22, 2011, by and between Town Center Plaza, L.L.C. and Leawood TCP, LLC. (5)
10.40
Third Amended and Restated Credit Agreement, dated as of October 12, 2011, by and between Glimcher Properties Limited Partnership, Glimcher Realty Trust, and KeyBank National Association, Bank of America, N.A., Wells Fargo Bank, N.A., U.S. Bank National Association, Huntington National Bank, Goldman Sachs Bank USA, and PNC Bank, National Association.

10.41	Promissory Note, dated December 6, 2011, issued by Glimcher Properties Limited Partnership and Leawood TCP, LLC in the amount of $70 million (relates to Leawood bridge financing).
10.42
Amended and Restated Subsidiary Guaranty, dated as of October 12, 2011, by Morgantown Commons Limited Partnership, Morgantown Mall Associates Limited Partnership, Glimcher Northtown Venture, LLC, GB Northtown, LLC, Polaris Lifestyle Center, LLC, EM Columbus, III, Fairfield Village, LLC, Glimcher JB Urban Renewal, Inc., Jersey Gardens Center, LLC, Polaris Mall, LLC, RV Boulevard Holdings, LLC, and Weberstown Mall, LLC for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement, dated as of October 12, 2011.

10.43
Amended and Restated Parent Guaranty, dated as of October 12, 2011, by Glimcher Realty Trust and Glimcher Properties Corporation for the benefit of KeyBank National Association, individually and as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement, dated as of October 12, 2011.

10.44
Promissory Note, dated January 17, 2012, issued by Leawood TCP, LLC in the amount of seventy-seven million dollars ($77,000,000) (issued in connection with $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza).

10.45
Mortgage, Security Agreement, Financing Statement and Fixture Filing, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza).

10.46
Assignment of Leases and Rents, dated January 17, 2012, issued by Leawood TCP, LLC to ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza).

10.47
Limited Guaranty, dated January 17, 2012, by Glimcher Properties Limited Partnership in favor of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza).

10.48
Environmental Indemnification Agreement, dated January 17, 2012, by Glimcher Properties Limited Partnership for benefit of ING Life Insurance and Annuity Company (relates to $77 million mortgage loan to Leawood TCP, LLC from ING Life Insurance and Annuity Company for Town Center Plaza).

10.49	Loan Agreement, as amended, dated as of April 8, 2010, between Glimcher MJC, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.50	Promissory Note, dated April 8, 2010, issued by Glimcher MJC, LLC in the amount of fifty-five million dollars ($55,000,000). (33)

10.51
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, as amended, effective as of April 8, 2010, by Glimcher MJC, LLC. (33)

10.52	Guaranty (unfunded obligations), executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.53	Guaranty, executed as of April 8, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Glimcher MJC, LLC). (33)
10.54	Environmental Indemnity Agreement, dated April 8, 2010, by Glimcher Properties Limited Partnership and Glimcher MJC, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.55	Loan Agreement, dated as of June 30, 2010, between Grand Central Parkersburg, LLC and Goldman Sachs Commercial Mortgage Capital, L.P. (33)
10.56	Promissory Note, dated June 30, 2010, issued by Grand Central Parkersburg, LLC in the amount of forty-five million dollars ($45,000,000). (33)
10.57	Environmental Indemnity Agreement, dated June 30, 2010, by Glimcher Properties Limited Partnership and Grand Central Parkersburg, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P. (34)
10.58	Loan Agreement, dated as of September 9, 2010, between SDQ Fee, LLC and German American Capital Corporation. (33)
10.59	Guaranty of Recourse Obligations, dated as of September 9, 2010, by Glimcher Properties Limited Partnership for the benefit of German American Capital Corporation. (34)
10.60	Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing, dated September 9, 2010, by SDQ Fee, LLC. (34)
10.61	Promissory Note, dated September 9, 2010, issued by SDQ Fee, LLC in the amount of Seventy Million Dollars ($70,000,000). (34)
10.62
Real Property Purchase and Sale Agreement and Escrow Instructions, dated as of August 25, 2010, by and between Sucia Scottsdale, LLC, as seller, Kierland Crossing, LLC, as buyer, and Fidelity National Title Insurance Corporation, as escrow agent. (33)

10.63	Guaranty, executed as of June 30, 2010, by Glimcher Properties Limited Partnership (relates to the mortgage loan to Grand Central Parkersburg, LLC). (33)
10.64
Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing, executed as of June 30, 2010, by Grand Central Parkersburg, LLC. (33)

10.65	Loan Agreement, dated as of April 23, 2008, among Catalina Partners, L.P. and U.S. Bank National Association, as administrative agent and lender. (24)
10.66
Open-End Fee Mortgage, Leasehold Mortgage Assignment of Rents and Security Agreement and Fixture Filing, dated as of April 22, 2008, made by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.67
Unconditional Guaranty of Payment and Performance, dated as of April 22, 2008, by Catalina Partners L.P. for the benefit of U.S. Bank National Association (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.68
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of five million dollars ($5,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.69
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of ten million dollars ($10,000,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.70
Note, dated April 23, 2008, issued by Catalina Partners, L.P. in the amount of twenty-seven million two hundred and fifty thousand dollars ($27,250,000) (issued in connection with $42.25 million dollar loan to Catalina Partners, L.P. from U.S. Bank National Association). (24)

10.71
First Modification of Notes, Open-End Fee Mortgage, Leasehold Mortgage, Assignment of Rents and Security Agreement and Fixture Filing and Loan Agreement, dated as of April 30, 2010, by and between U.S. Bank National Association, Catalina Partners, L.P., and Glimcher Properties Limited Partnership. (34)

10.72	Loan Agreement, dated as of June 3, 2008, by and between Puente Hills Mall, LLC and Eurohypo AG, New York Branch as administrative agent and lender. (24)
10.73
Assignment of Leases and Rents, dated as of June 3, 2008, from Puente Hills Mall, LLC to Eurohypo AG, New York Branch, as administrative agent (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.74
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

10.75
Limited Guaranty, dated as of June 3, 2008, by Glimcher Properties Limited Partnership in favor of Eurohypo AG, New York Branch (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.76
Promissory Note, dated as of June 3, 2008, issued by Puente Hills Mall, LLC in the amount of ninety million dollars ($90,000,000) (issued in connection with $90 million dollar loan to Puente Hills Mall, LLC from Eurohypo AG, New York Branch). (24)

10.77
Consent Agreement, dated as of October 9, 2007, by and among LaSalle Bank National Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11, Thor MS, LLC, Thor Merritt Square, LLC, Glimcher MS, LLC, Glimcher Merritt Square, LLC, Thor Urban Operating Fund, L.P., and Glimcher Properties Limited Partnership. (28)

10.78
Substitution of Guarantor, dated as of October 9, 2007, by Glimcher Properties Limited Partnership, Thor Urban Operating Fund, L.P., and LaSalle National Bank Associations, as trustee for Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-IQ11. (28)

10.79
Second Modification of Loan Documents, dated as of July 13, 2009, by and among Tulsa Promenade, LLC, Charter One Bank, N.A. (a/k/a RBS Citizens, National Association d/b/a Charter One) and JP Morgan Chase Bank, N.A. (27)

10.80	Completion and Payment Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.81
Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of November 30, 2007, by Kierland Crossing, LLC for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.82
Limited Payment and Performance Guaranty dated as of November 30, 2007, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association (relates to Scottsdale construction financing). (23)

10.83
Construction, Acquisition and Interim Loan Agreement, dated as of November 30, 2007, by and among Kierland Crossing, LLC, KeyBank National Association, as lender, each signing lender, and KeyBank National Association, as administrative agent (relates to Scottsdale construction financing). (23)

10.84	Assignment of Leases and Rents, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.85
Collateral Assignment of Construction Documents, Contracts, Licenses and Permits, dated as of November 30, 2007, between Kierland Crossing, LLC in favor of KeyBank National Association (related to Scottsdale construction financing). (23)

10.86
Collateral Assignment of Joint Development Agreement and Purchase Agreement and Escrow Instructions, dated as of November 30, 2007, by Kierland Crossing, LLC in favor of KeyBank National Association, as Administrative Agent (relates to Scottsdale construction financing). (23)

10.87	Non-Recourse Exception Guaranty, dated as of November 30, 2007, by Glimcher Properties Limited Partnership in favor of KeyBank National Association (relates to Scottsdale construction financing). (23)
10.88
Form of Promissory Notes for Scottsdale Construction Loan with respect to KeyBank National Association, Eurohypo AG, New York Branch, The Huntington National Bank, U.S. Bank National Association, National City Bank, and PNC Bank, National Association, as lenders. (23)

10.89
Second Amendment to Construction, Acquisition and Interim Loan Agreement and to Guaranties, dated as of October 15, 2010 with KeyBank National Association, as administrative agent, Kierland Crossing, LLC, Glimcher Properties Limited Partnership, and certain other financial institutions as signatories. (35)

10.90	Loan Agreement, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.91	Promissory Note A1, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.92	Promissory Note A2, dated May 25, 2006, issued by WTM Glimcher, LLC in the principal amount of thirty million dollars ($30,000,000) (relates to Weberstown Mall). (13)
10.93	Deed of Trust and Security Agreement, dated May 25, 2006, by and among WTM Glimcher, LLC, Chicago Title Insurance Company, and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.94	Assignment of Leases and Rents, dated as of May 25, 2006, by and between WTM Glimcher, LLC and Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.95	Guaranty of Recourse Obligations, dated as of May 25, 2006, by Glimcher Properties Limited Partnership in favor of Morgan Stanley Credit Corporation (relates to Weberstown Mall). (13)
10.96	Amended and Restated Promissory Note 1, dated as of June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)
10.97	Amended and Restated Promissory Note 2, dated June 30, 2003, issued by LC Portland, LLC in the amount of seventy million dollars ($70,000,000.00). (15)

10.98	Operating Agreement for OG Retail Holding Co., LLC, dated as of December 29, 2005 (pertains to joint venture between Glimcher Properties Limited Partnership and Oxford Properties Group). (19)
10.99	First Amendment to Limited Liability Agreement of OG Retail Holding Co., LLC, dated August 22, 2008. (25)
10.100	Promissory Note A1, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of sixty six million dollars ($66,000,000). (7)
10.101	Promissory Note A2, dated as of August 27, 2003, issued by Glimcher WestShore, LLC in the amount of thirty four million dollars ($34,000,000). (7)
10.102	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of August 27, 2003, by Glimcher WestShore, LLC to Morgan Stanley Mortgage Capital Inc. (7)
10.103	Guaranty by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital, Inc., dated as of August 27, 2003, relating to WestShore Plaza. (7)
10.104	Promissory Note A1, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of eighty-five million dollars ($85,000,000). (9)
10.105	Promissory Note A2, dated October 17, 2003, issued by MFC Beavercreek, LLC in the amount of twenty-eight million five hundred thousand dollars ($28,500,000). (9)
10.106
Open End Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated October 17, 2003, between MFC Beavercreek, LLC and KeyBank National Association, relating to the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.107
Key Principal's Guaranty Agreement, dated October 17, 2003, between Glimcher Properties Limited Partnership and KeyBank National Association, relating to the loan on the Mall at Fairfield Commons in Beavercreek, Ohio. (9)

10.108	Open End Mortgage, Assignment of Rents and Security Agreement, dated November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.109	Assignment of Leases and Rents, dated as of November 20, 2006, by EM Columbus II, LLC to Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.110	Loan Agreement, dated November 20, 2006, by and between EM Columbus II, LLC, and Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.111	Guaranty, dated November 20, 2006, by and between Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB (relating to Eastland Ohio). (22)
10.112	Promissory Note, dated November 20, 2006, by EM Columbus II, LLC in favor of Lehman Brothers Bank, FSB in the principal amount of $43,000,000 (relating to Eastland Ohio). (22)
10.113	Open-End Mortgage and Security Agreement, dated May 17, 2000, between Polaris Center, LLC and First Union National Bank, relating to Polaris Towne Center. (9)
10.114	Amended and Restated Promissory Note A, dated May 22, 2003, issued by PFP Columbus, LLC, for $135,000,000. (9)
10.115	Amended and Restated Promissory Note B, dated May 22, 2003, issued by PFP Columbus, LLC, for $24,837,623. (9)
10.116	Mortgage, Assignment of Leases and Rents and Security Agreement, dated April 1, 2003, from PFP Columbus, LLC to UBS Warburg Real Estate Investments Inc., relating to Polaris Fashion Place. (9)
10.117	Loan Agreement, dated as of April 1, 2003, between PFP Columbus, LLC, as borrower, and UBS Warburg Real Estate Investments Inc., as lender. (9)
10.118
Loan Agreement, dated as of June 9, 2004, between N.J. METROMALL Urban Renewal, Inc., JG Elizabeth, LLC and Morgan Stanley Mortgage Capital Inc. relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.119	Promissory Note A1, dated June 9, 2004, issued by N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $85,000,000. (16)
10.120	Promissory Note A2, dated June 9, 2004, between N.J. METROMALL Urban Renewal, Inc. and JG Elizabeth, LLC in the amount of $80,000,000. (16)
10.121
Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 9, 2004 among N.J. METROMALL Urban Renewal Inc, JG Elizabeth, LLC and Morgan Stanley Mortgage Capital, Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)

10.122	Guaranty, dated June 9, 2004, by Glimcher Properties Limited Partnership to Morgan Stanley Mortgage Capital Inc., relating to Jersey Gardens Mall in Elizabeth, New Jersey. (16)
10.123	Loan Agreement, dated as of October 8, 2008, between Morgantown Mall Associates Limited Partnership and First Commonwealth Bank. (29)
10.124
Term Note, dated as of October 8, 2008, issued by Morgantown Mall Associates Limited Partnership to First Commonwealth Bank in the principal amount of $40,000,000 relating to Morgantown Mall located in Morgantown, WV. (29)

10.125	Deed of Trust and Security Agreement, effective as of October 14, 2008, by Morgantown Mall Associates Limited Partnership for the benefit of First Commonwealth Bank. (29)

10.126	Limited Guaranty and Suretyship Agreement, dated as of October 8, 2008, by Glimcher Properties Limited Partnership to and for the benefit of First Commonwealth Bank. (29)
10.127
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of KeyBank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.128	Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein. (29)
10.129
Mortgage, Assignment of Rents, Security Agreement, and Fixture Filing, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (29)

10.130
Limited Payment Guaranty, dated as of October 22, 2008, by Glimcher Properties Limited Partnership to and for the benefit of KeyBank National Association, and the other lenders named in the Term Loan Agreement relating to Northtown Mall in Blaine, MN. (29)

10.131
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of Huntington National Bank (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.132
Promissory Note, dated as of October 22, 2008, issued by Glimcher Northtown Venture, LLC and GB Northtown, to the order of U.S. Bank National Association (relates to Term Loan Agreement, dated as of October 22, 2008, between Glimcher Northtown Venture, LLC, GB Northtown, KeyBank National Association, and the other lenders named therein). (29)

10.133	Loan Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.134	Open-End Mortgage and Security Agreement, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.135	Assignment of Leases and Rents, dated as of December 15, 2005, between RVM Glimcher, LLC and Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)
10.136
Guaranty of Recourse Obligations, dated December 15, 2005, by Glimcher Properties Limited Partnership to and for the benefit of Lehman Brothers Bank, FSB, relating to River Valley Mall in Lancaster, Ohio. (19)

10.137	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Extended Vesting). (20)
10.138	Term Loan Agreement, dated as of December 6, 2011, amends Leawood TCP, LLC, Glimcher Properties Limited Partnership, KeyBank National Association and other vested lenders.
10.139	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Incentive Stock Options). (23)
10.140	Form Option Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive compensation Plan (Non-Qualified Stock Options). (23)
10.141	Form Restricted Stock Award Agreement for the Glimcher Realty Trust Amended and Restated 2004 Incentive Compensation Plan (Extended Vesting/Anti-Dilution/Grant Date Valuation). (21)
10.142	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2004 Incentive Compensation Plan (Trustee Awards). (24)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Company's CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company's CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-11, SEC File No. 33-69740.
(2)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 21, 1995.
(3)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.
(4)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on December 13, 2007.
(5)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 1, 2011.

(6)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on September 8, 2006.
(7)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on September 8, 2003.
(8)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on August 31, 2004.
(9)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on January 20, 2004.
(10)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on August 22, 2003.
(11)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form 8-A12B, SEC File No. 001-12482, filed with the Securities and Exchange Commission on February 20, 2004.
(12)	Incorporated by reference to Appendix A of Glimcher Realty Trust's Schedule 14A Proxy Statement, filed with the Securities and Exchange Commission on March 30, 2007.
(13)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed with the Securities and Exchange Commission on July 28, 2006.
(14)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 13, 2002.
(15)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2003, filed with the Securities and Exchange Commission on August 12, 2003.
(16)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the Securities and Exchange Commission on August 13, 2004.
(17)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed with the Securities and Exchange Commission on April 29, 2005.
(18)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 17, 2005.
(19)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on February 24, 2006.
(20)	Incorporated by reference to Glimcher Realty Trust's Form 8-K, filed with the Securities and Exchange Commission on May 9, 2006.
(21)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-8, SEC File No. 333-143237, filed with the Securities and Exchange Commission on May 24, 2007.
(22)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2006, filed with the Securities and Exchange Commission on February 23, 2007.
(23)	Incorporated by reference to Glimcher Realty Trust's Form 10-K, for the period ended December 31, 2007, filed with the Securities and Exchange Commission on February 22, 2008.
(24)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission on July 25, 2008.
(25)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission on October 24, 2008.
(26)	Incorporated by reference to Glimcher Realty Trust's Registration Statement on Form S-3ASR, SEC File No. 333-172462, filed with the Securities and Exchange Commission on February 25, 2011.
(27)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange Commission on October 30, 2009.
(28)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the Securities and Exchange Commission on October 26, 2007.
(29)	Incorporated by reference to Glimcher Realty Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 24, 2009.
(30)	Incorporated by reference to Appendix A of Glimcher Realty Trust's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on May 14, 2010.
(31)	Incorporated by reference to Glimcher Realty Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(32)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Securities and Exchange Commission on May 6, 2010.
(33)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on July 23, 2010.
(34)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on October 29, 2010.
(35)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on April 29, 2011.
(36)	Incorporated by reference to Glimcher Realty Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on July 28, 2011.
(37)	Incorporated by reference to Appendix A of Glimcher Realty Trust's Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on March 25, 2011.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLIMCHER REALTY TRUST /s/ Mark E. Yale
Mark E. Yale Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)
February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael P. Glimcher	Chairman of the Board and	February 24, 2012
Michael P. Glimcher	Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Yale	Executive Vice President,	February 24, 2012
Mark E. Yale	Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

/s/ Herbert Glimcher	Chairman Emeritus	February 24, 2012
Herbert Glimcher	of the Board of Trustees

/s/ David M. Aronowitz	Member, Board of Trustees	February 24, 2012
David M. Aronowitz

/s/ Richard F. Celeste	Member, Board of Trustees	February 24, 2012
Richard F. Celeste

/s/ Wayne S. Doran	Member, Board of Trustees	February 24, 2012
Wayne S. Doran

/s/ Howard Gross	Member, Board of Trustees	February 24, 2012
Howard Gross

/s/ Timothy J. O’Brien	Member, Board of Trustees	February 24, 2012
Timothy J. O’Brien

/s/ Niles C. Overly	Member, Board of Trustees	February 24, 2012
Niles C. Overly

/s/ Alan R. Weiler	Member, Board of Trustees	February 24, 2012
Alan R. Weiler

/s/ William S. Williams	Member, Board of Trustees	February 24, 2012
William S. Williams

Report of the Independent Registered Public Accounting Firm

Board of Trustees and Shareholders
Glimcher Realty Trust
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Glimcher Realty Trust as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glimcher Realty Trust at December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Glimcher Realty Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control−Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
February 24, 2012

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
	December 31,
	2011	2010
ASSETS
Investment in real estate:
Land	$312,496	$250,408
Buildings, improvements and equipment	1,876,048	1,657,154
Developments in progress	46,530	210,797
	2,235,074	2,118,359
Less accumulated depreciation	634,279	588,351
Property and equipment, net	1,600,795	1,530,008
Deferred costs, net	24,505	19,997
Real estate assets held-for-sale	4,056	—
Investment in and advances to unconsolidated real estate entities	124,793	138,194
Investment in real estate, net	1,754,149	1,688,199
Cash and cash equivalents	8,876	9,245
Restricted cash	18,820	17,037
Tenant accounts receivable, net	26,873	25,342
Deferred expenses, net	15,780	14,828
Prepaid and other assets	36,601	37,697
Total assets	$1,861,099	$1,792,348

LIABILITIES AND EQUITY
Mortgage notes payable	$1,175,053	$1,243,759
Notes payable	78,000	153,553
Other liabilities associated with property held-for-sale	127	—
Accounts payable and accrued expenses	45,977	48,328
Distributions payable	18,013	14,941
Total liabilities	1,317,170	1,460,581
Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 115,975,420 and 85,052,740 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	1,160	851
Additional paid-in capital	1,016,188	763,951
Distributions in excess of accumulated earnings	(766,571)	(718,529)
Accumulated other comprehensive loss	(483)	(3,707)
Total Glimcher Realty Trust shareholders’ equity	532,368	324,640
Noncontrolling interest	11,561	7,127
Total equity	543,929	331,767
Total liabilities and equity	$1,861,099	$1,792,348

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(dollars in thousands, except per share amounts)
	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Minimum rents	$160,384	$160,263	$179,992
Percentage rents	6,320	4,627	5,489
Tenant reimbursements	77,149	79,814	90,540
Other	24,024	22,740	25,445
Total revenues	267,877	267,444	301,466
Expenses:
Property operating expenses	57,180	56,848	64,282
Real estate taxes	32,841	32,727	35,178
Provision for doubtful accounts	3,448	3,693	5,605
Other operating expenses	10,960	12,345	9,774
Depreciation and amortization	68,877	68,147	79,526
General and administrative	20,281	19,414	18,282
Impairment loss	8,995	—	3,422
Total expenses	202,582	193,174	216,069
Operating income	65,295	74,270	85,397
Interest income	1,441	1,190	2,934
Interest expense	70,115	75,776	77,201
Other expenses, net	—	—	3,344
Equity in (loss) income of unconsolidated real estate entities, net	(6,380)	31	(3,191)
(Loss) income from continuing operations	(9,759)	(285)	4,595
Discontinued operations:
Gain (loss) on disposition of properties	27,800	(215)	(288)
Impairment loss, net	—	—	(183)
Income (loss) from operations	1,304	880	(364)
Net income	19,345	380	3,760
Add: allocation to noncontrolling interest	212	5,473	821
Net income attributable to Glimcher Realty Trust	19,557	5,853	4,581
Less: Preferred share dividends	24,548	22,236	17,437
Net loss to common shareholders	$(4,991)	$(16,383)	$(12,856)

Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.32)	$(0.22)	$(0.26)
Discontinued operations	$0.27	$0.01	$(0.02)
Net loss to common shareholders	$(0.05)	$(0.22)	$(0.28)
EPS (diluted):
Continuing operations	$(0.32)	$(0.23)	$(0.26)
Discontinued operations	$0.27	$0.01	$(0.02)
Net loss to common shareholders	$(0.05)	$(0.22)	$(0.28)
Weighted average common shares outstanding	104,220	75,738	46,480
Weighted average common shares and common share equivalent outstanding	107,101	78,724	49,466
Cash distribution declared per common share of beneficial interest	$0.40	$0.40	$0.40
Net income	$19,345	$380	$3,760
Other comprehensive income on derivative instruments, net	3,320	6,578	3,144
Comprehensive income	22,665	6,958	6,904
Comprehensive income attributable to noncontrolling interest	(96)	(169)	(187)
Comprehensive income attributable to Glimcher Realty Trust	$22,569	$6,789	$6,717

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands, except share, par value and unit amounts)

	Series F	Series G				Distributions	Accumulated
	Cumulative	Cumulative	Common Shares of		Additional	In Excess of	Other
	Preferred	Preferred	Beneficial Interest		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Shares	Shares	Amount	Capital	Earnings	(Loss) Income	Interest	Total
Balance, December 31, 2008	$60,000	$150,000	37,808,639	$378	$564,098	$(637,148)	$(6,776)	$—	$130,552
Distributions declared, $0.4000 per share						(21,347)		(1,194)	(22,541)
Distribution Reinvestment and Share Purchase Plan			62,952	—	169				169
Restricted stock grant			180,666	2	(2)				—
Amortization of restricted stock					753				753
Preferred stock dividends						(17,437)			(17,437)
Net income						4,581		(821)	3,760
Other comprehensive income on derivative instruments							3,144		3,144
Stock option expense					157				157
Issuance of common stock			30,666,667	307	114,693				115,000
Stock issuance costs					(6,143)				(6,143)
Transfer to noncontrolling interest in partnership					(7,236)		(187)	7,423	—
Balance, December 31, 2009	60,000	150,000	68,718,924	687	666,489	(671,351)	(3,819)	5,408	207,414
Distributions declared, $0.4000 per share						(30,795)		(1,194)	(31,989)
Distribution Reinvestment and Share Purchase Plan			34,482	1	179				180
Exercise of stock options			18,668	—	26				26
Restricted stock grant			180,666	2	(2)				—
Amortization of restricted stock					897				897
Preferred stock dividends						(22,236)			(22,236)
Net income						5,853		(5,473)	380
Other comprehensive income on derivative instruments							6,409	169	6,578
Stock option expense					171				171
Issuance of Series G Cumulative Preferred stock		74,751							74,751
Series G Cumulative Preferred stock issuance costs		(2,677)							(2,677)
Issuance of common stock			16,100,000	161	100,464				100,625
Stock issuance costs					(5,010)				(5,010)
Adjustments related to consolidation of a previously unconsolidated entity							(6,297)	8,954	2,657
Acquisition of noncontrolling interest in partnership					4,174			(4,174)	—
Transfer to noncontrolling interest in partnership					(3,437)			3,437	—
Balance, December 31, 2010	60,000	222,074	85,052,740	851	763,951	(718,529)	(3,707)	7,127	331,767
Distributions declared, $0.4000 per share						(43,051)		(1,146)	(44,197)
Distribution Reinvestment and Share Purchase Plan			16,534	—	143				143
Exercise of stock options			39,698	—	106				106
Restricted stock grant			255,886	3	(3)				—
OP unit conversion			196,909	2					2
Amortization of performance stock					212				212
Amortization of restricted stock					1,035				1,035
Preferred stock dividends						(24,548)			(24,548)
Net income						19,557		(212)	19,345
Other comprehensive income on derivative instruments							3,224	96	3,320
Stock option expense					415				415
Issuance of common stock			30,413,653	304	265,454				265,758
Stock issuance costs					(9,429)				(9,429)
Transfer to noncontrolling interest in partnership					(5,696)			5,696	—
Balance, December 31, 2011	$60,000	$222,074	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929

The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$19,345	$380	$3,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,547	3,754	6,156
Charge to fully reserve note receivable	—	—	4,966
Depreciation and amortization	69,921	69,543	80,962
Amortization of financing costs	6,119	6,488	2,694
Equity in loss (income) of unconsolidated real estate entities, net	6,380	(31)	3,191
Distributions from unconsolidated real estate entities	7,062	1,925	520
Capitalized development costs charged to expense	100	241	243
Gain on the fair market value adjustment of derivative	—	—	(1,622)
Impairment losses, net	8,995	—	3,605
Gain on sale of operating real estate assets	—	(547)	(1,482)
Gain on sale of outparcels	(551)	—	(530)
(Gain) loss on disposition of properties	(27,800)	215	288
Stock compensation expense	1,662	1,068	910
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(7,527)	(6,276)	532
Prepaid and other assets	(4,754)	(3,222)	(7,501)
Accounts payable and accrued expenses	(3,499)	(2,787)	(645)
Net cash provided by operating activities	79,000	70,751	96,047
Cash flows from investing activities:
Additions to investment in real estate	(54,362)	(199,804)	(43,683)
Acquisition of property	(98,692)	—	—
Additions to investment in unconsolidated real estate entities	(41)	(15,028)	(34,130)
Proceeds from sale of properties	—	60,070	23,979
Proceeds from sale of outparcels	1,050	—	1,607
(Additions to) withdrawals from restricted cash	(2,393)	(5,984)	1,708
Additions to deferred costs and other	(8,549)	(7,463)	(4,832)
Distributions from unconsolidated real estate entities	—	—	17,700
Net increase in cash from previously unconsolidated real estate entity	—	5,299	—
Issuance of notes receivable to unconsolidated real estate entities	—	—	(5,000)
Net cash used in investing activities	(162,987)	(162,910)	(42,651)
Cash flows from financing activities:
Payments to revolving line of credit, net	(75,553)	(193,353)	(15,191)
Payments of deferred financing costs	(8,015)	(12,971)	(3,626)
Proceeds from issuance of mortgages and other notes payable	129,529	241,816	63,400
Principal payments on mortgages and other notes payable	(153,250)	(136,176)	(93,870)
Net proceeds from issuance of common shares	256,329	95,615	108,857
Net proceeds from issuance of preferred shares	—	72,608	—
Proceeds received from dividend reinvestment and exercise of stock options	249	206	169
Cash distributions	(65,671)	(51,348)	(45,862)
Net cash provided by financing activities	83,618	16,397	13,877
Net change in cash and cash equivalents	(369)	(75,762)	67,273
Cash and cash equivalents, at beginning of year	9,245	85,007	17,734
Cash and cash equivalents, at end of year	$8,876	$9,245	$85,007
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.          Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed, Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed regional, super regional malls, and open-air lifestyle centers (“Malls”) and community shopping centers (“Community Centers”).  At December 31, 2011, GRT both owned interests in and managed 27 Properties, consisting of 24 Malls (19 wholly-owned and 5 partially owned through joint ventures) and 3 Community Centers (two wholly-owned and one partially owned through a joint venture).   The “Company” refers to GRT and Glimcher Properties Limited Partnership (the “Operating Partnership,” “OP” or “GPLP”), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of December 31, 2011, GRT was a limited partner in GPLP with a 97.5% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation (“GPC”), was GPLP’s sole general partner, with a 0.2% interest in GPLP. GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE’s”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 - "Consolidation."  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Subsequent events that have occurred since December 31, 2011 that require recognition or disclosure in these financial statements are presented in Note 27 "Subsequent Events."

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

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred.  The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Final billings to tenant’s for real estate taxes, insurance and other shopping center operating expenses in 2010 and 2009 which were billed in 2011 and 2010, respectively, did not vary significantly as compared to the estimated receivable balances.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, licensing agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

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

In connection with the Company's quarterly impairment evaluation for the three months ended June 30, 2011, the Company’s management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC Topic 360 – “Property, Plant and Equipment,” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

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

During the three months ended December 31, 2011 the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, we have classified this land as held-for-sale.

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

	Years Ended December 31,
	2011	2010	2009
Interest expense	$64,073	$69,360	$74,563
Amortization of loan fees	6,042	6,416	2,638
Total interest expense	70,115	75,776	77,201
Interest capitalized	5,201	10,970	5,364
Total interest costs	$75,316	$86,746	$82,565

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation.  The percentage interest in the joint venture, evaluation of control and whether the joint venture is a VIE are all considered in determining if the arrangement qualifies for consolidation. The Company evaluates our investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

That Company has determined that it is the primary beneficiary in one VIE, and has consolidated it as disclosed in Note 13 “Investment in Joint Ventures - Consolidated.”

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

Advertising Costs

The Company promotes its Properties on behalf of its tenants through various media. Advertising is expensed as incurred and the majority of the advertising expense is recovered from the tenants through lease obligations. Advertising expense was $4,098, $4,577, and $5,321 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Company’s subsidiary, GDC, has elected taxable REIT subsidiary status under Section 856(l) of the Code.  GPLP wholly-owns GDC.  For federal income tax purposes, GDC is treated as a separate entity and taxed as a C-Corporation.  As required by ASC Topic 740 – “Income Taxes,” deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards of GDC.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Noncontrolling Interest

Noncontrolling interests represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.  As of December 31, 2011 and 2010, noncontrolling interest includes only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of of Non-Cash Operating, Investing, and Financing Activities

During March 2011, the Company reclassified $(1,466) in receivables to land upon completion of a foreclosure action against a tenant and the recapture of the leasehold interest in land located at Jersey Gardens.

The Company's other non-cash activities accounted for changes in the following areas:  a) investment in real estate - $83,968, b) deferred costs and other - $1,964, c) tenant accounts receivable - $(982), d) deferred financing costs - $(705), e) prepaid and other assets - $(5,562), f) mortgage notes payable $44,985, g) accounts payable and accrued liabilities - $(1,372), h) accumulated other comprehensive loss - $(3,223), and i) restricted cash - $(609).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Share distributions of $11,597 and $8,505 were declared, but not paid as of December 31, 2011 and December 31, 2010, respectively.  Operating Partnership distributions of $279 and $299 were declared, but not paid as of December 31, 2011 and December 31, 2010, respectively.  Distributions for GRT's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of December 31, 2011 and December 31, 2010.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared, but not paid as of December 31, 2011 and December 31, 2010.

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

New Accounting Pronouncements

During June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which companies present comprehensive income. Under ASU No. 2011-05, companies may present comprehensive income, which is net income adjusted for the components of other comprehensive income, either in a single continuous statement of comprehensive income or by using two separate but consecutive statements. Regardless of the alternative chosen, companies must display adjustments for items reclassified from other comprehensive income into net income within the presentation of both net income and other comprehensive income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Upon adoption, this update will not have a material impact on the Company's financial statements.

During December 2011, the FASB issued ASU No. 2011-05, “Derecognition of In-substance Real Estate – a Scope Clarification" which clarifies current guidance found in ASC Topic 810 “Consolidation” as to how to account when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Upon adoption, this update will not have a material impact on the Company's financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

3.          Tenant Accounts Receivable, Net

The Company’s tenant accounts receivable is comprised of the following components:

	December 31,
	2011	2010
Billed receivables	$6,071	$7,179
Straight-line receivables	17,287	14,805
Unbilled receivables	7,249	8,099
Less: allowance for doubtful accounts	(3,734)	(4,741)
Tenant accounts receivable, net	$26,873	$25,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

4.          Mortgage Notes Payable as of December 31, 2011 and December 31, 2010 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
Mortgage Notes Payable	2011	2010	2011	2010
Fixed Rate:
Dayton Mall Venture, LLC	$50,529	$51,789	8.27%	8.27%	(i)	(a)	$49,864	(e)
PFP Columbus, LLC	128,570	131,581	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	143,846	147,138	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	99,551	101,709	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	54,309	55,518	7.54%	7.54%	(i)	(a)	$49,969	(f)
Glimcher Merritt Square, LLC	55,999	56,815	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	68,829	69,838	4.91%	4.91%		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	48,097	48,784	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,388	41,958	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	54,153	54,706	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,277	44,799	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,833	—	4.90%	—		(a)	$34,569	July 6, 2021
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	910,381	883,635
Variable Rate:
Leawood TCP, LLC	70,000	—	3.30%	—	(l)	(b)	$70,000	(p)
Catalina Partners, LP	40,000	40,000	3.41%	3.54%	(j)	(b)	$40,000	(g)
Kierland Crossing, LLC	140,633	138,179	2.86%	5.94%	(h)	(b)	$140,633	(d)
SDQ III Fee, LLC	15,000	—	3.20%	—	(m)	(b)	$15,000	(n)
	265,633	178,179
Other:
Fair value adjustments	(961)	(1,223)
Extinguished debt	—	183,l68		(o)
Mortgage Notes Payable	$1,175,053	$1,243,759

(a)	The loan requires monthly payments of principal and interest.
(b)	The loan requires monthly payments of interest only.
(c)	The loan requires semi-annual payments of interest.
(d)	The loan matures on May 29, 2012; however, the Company has a one-year extension option that would extend the maturity date of the loan to May 29, 2013.
(e)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.
(f)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.
(g)	The loan matures on April 23, 2012; however, the Company has a one-year extension option that would extend the maturity date of the loan to April 23, 2013.
(h)
Interest rate of LIBOR plus 2.5%. $125,000 was fixed through a swap agreement at a rate of 2.86% at December 31, 2011 and the full loan amount was fixed through a swap agreement at a rate of 5.94% at December 31, 2010.

(i)	Interest rate escalates after optional prepayment date.
(j)	Interest rate of LIBOR plus 3.0%. $30,000 has been fixed through a swap agreement at a rate of 3.45% at December 31, 2011 and 3.64% at December 31, 2010.
(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rate of LIBOR plus 3.0%.
(m)	Interest rate of LIBOR plus 2.9%.
(n)	The loan matures on June 1, 2012, however, the Company has a six-month extension option that would extend the maturity date of the loan to December 1, 2012.
(o)	Interest rates ranging from 3.76% to 7.25% at December 31, 2010.
(p)
Loan was secured by a collateral assignment of GPLP's equity interest in the Property. The loan was scheduled to mature on March 5, 2012, however it was refinanced in January 2012 as disclosed in Note 27 "Subsequent Events."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized either directly or indirectly by certain Properties (owned by the respective entities) with net book values of $1,384,982 and $1,448,558 at December 31, 2011 and December 31, 2010, respectively.  Certain of the loans contain financial covenants regarding minimum net operating income and coverage ratios.  Management believes the Company’s affiliate borrowers are in compliance with all covenants at December 31, 2011.  Additionally, $193,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens, have been guaranteed by GRT as of December 31, 2011.

Principal maturities (excluding extension options) on mortgage notes payable during each of the five years subsequent to December 31, 2011 and thereafter, are as follows:

December 31,	Amount
2012	$330,944
2013	137,833
2014	238,449
2015	172,578
2016	145,888
Thereafter	149,361
Total	$1,175,053

5.          Notes Payable

In March 2011, GPLP completed amendments to its corporate credit facility (the “March Facility”) to increase the facility's borrowing availability from $200,000 to $250,000, to provide two one-year options to extend the facility's current maturity date in December 2011 to December 2013, subject to satisfaction of certain conditions, and to modify the facility from being partially secured to fully secured. The March Facility amended the $200,000 credit facility that was due to expire in December 2011 (the “Prior Facility”). The amendment provided GPLP with the opportunity to increase the total borrowing availability to $300,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitments. To fully secure the March Facility, the Company added Morgantown Mall located in Morgantown, West Virginia (“Morgantown”), Northtown Mall located in Blaine, Minnesota (“Northtown”), and Polaris Lifestyle Center located in Columbus, Ohio (the “Center”) as additional collateral to the facility's collateral pool. The March Facility is secured by perfected first mortgage liens with respect to four of the Company's Mall Properties, two Community Center Properties, the Center and certain other assets. In order to add the additional properties to the collateral pool, the Company repaid the existing mortgage loans on Morgantown, Northtown, and the Center and incurred $1,207 in additional interest expense associated with these loan repayments. The March Facility no longer has a LIBOR floor. The amendment eased restrictions on GPLP's use of proceeds from borrowings and GPLP's ability to make certain investments using funds from the March Facility.

On October 12, 2011, GPLP completed amendments to the March Facility to provide the Company with additional term and more favorable pricing.  Under these most recent amendments (the “October Facility” and together with the Prior Facility and the March Facility, the “Credit Facility”), the maturity date was extended to October 12, 2014 with one option to extend the maturity date an additional year to October 12, 2015.  The interest rate for the Credit Facility was lowered from LIBOR plus 3.50% to LIBOR plus 2.375%, subject to further adjustment based upon the quarterly measurement of the Company's consolidated debt outstanding as a percentage of total asset value.  The October Facility increases the maximum amount to which GPLP may increase the Credit Facility's total borrowing availability from $300,000 to $400,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment.  The October Facility revised certain property valuation, leverage, and debt service coverage thresholds and terms pertaining to the Credit Facility's borrowing availability limits and establishes criteria and conditions in which certain properties can be released as facility collateral.  No limitations on availability exist as of December 31, 2011, nor were any created by the amendments.  The Credit Facility contains customary covenants, representations, warranties and events of default.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of December 31, 2011.

At December 31, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $78,000.  Additionally, there is a $327 holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2011, the unused balance of the Credit Facility available to the Company was $171,673 and the average interest rate on the outstanding balance was 2.71% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

At December 31, 2010, the commitment level on the Prior Facility was $200,000 and the outstanding balance on the Prior Facility was $153,553.  Additionally, there was a $1,771 holdback on the available balance for letters of credit issued under the Prior Facility.  As of December 31, 2010, the unused balance of the Prior Facility available to the Company was $44,676 and the average interest rate on the outstanding balance was 5.58% per annum.

6.          Income Taxes

The following table reconciles the Company’s net income to taxable income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income attributable to Glimcher Realty Trust	$19,557	$5,853	$4,581
Add: Net loss of taxable REIT subsidiaries	8,568	2,211	2,053
Net income from REIT operations (1)	28,125	8,064	6,634
Add: Book depreciation and amortization	86,585	79,028	79,979
Less: Tax depreciation and amortization	(59,392)	(54,406)	(57,931)
Book gain from capital transactions and impairments	(33,424)	(319)	(1,442)
Tax gain (loss) from capital transactions	20,737	(10,207)	(66,660)
Stock options	1,004	598	560
Executive compensation	—	—	(204)
Intangible assets	32	(775)	(1,679)
Other book/tax differences, net	6,647	(343)	2,448
Taxable income (loss) subject to 90% requirement	$50,314	$21,640	$(38,295)

(1)	Adjustments to “Net income from REIT operations” are net of amounts attributable to noncontrolling interest and taxable REIT subsidiaries.

At December 31, 2011, GRT has a tax loss carryforward of $40,326.  This net operating loss can be used in future years to reduce taxable income.  The tax loss carryforward will expire in 2029.

Reconciliation Between Cash Dividends Paid and Dividends Paid Deduction:

The following table reconciles cash dividends paid with the dividends paid deduction for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Cash dividends paid	$64,506	$50,153	$44,011
Less: Dividends designated to prior year	—	—	(4,359)
Less: Portion designated return of capital	(14,192)	(28,513)	(39,652)
Dividends paid deduction	$50,314	$21,640	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Characterization of Distributions:

The following table characterizes distributions paid per common share for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Ordinary income	$0.2574	64.35%	$0.0089	2.23%	$—	—%
Return of capital	0.1426	35.65	0.3911	97.77	0.6200	100.00
	$0.4000	100.00%	$0.4000	100.00%	$0.6200	100.00%

For 2011, 2010, and 2009 the Common Share dividends declared in December and paid in January are reported in the 2012, 2011, and 2010 tax years, respectively.

The following table characterizes distributions paid per Series F Preferred Share for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.1876	100.00%	$2.1876	100.00%	$—	—%
Return of capital	—	—	—	—	1.6407	100.00
	$2.1876	100.00%	$2.1876	100.00%	$1.6407	100.00%

For 2011, 2010 and 2009, the Series F Preferred dividends declared in December and paid in January are reported in the 2012, 2011 and 2010 tax years, respectively.

The following table characterizes distributions paid per Series G Preferred Share for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Ordinary income	$2.0312	100.00%	$2.0312	100.00%	$—	—%
Return of capital	—	—	—	—	1.5234	100.00
	$2.0312	100.00%	$2.0312	100.00%	$1.5234	100.00%

For 2011, 2010 and 2009, the Series G Preferred dividends declared in December and paid in January are reported in the 2012, 2011 and 2010 tax years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities of GDC.  Deferred tax assets (liabilities) include the following:

	2011	2010	2009
Investment in partnership	$27	$78	$129
Capitalized development costs	(1,148)	(1,148)	(1,148)
Depreciation and amortization	47	76	(69)
Charitable contributions	22	22	22
Accrued bonuses	174	140	232
Interest expense	3,907	4,075	3,911
Other	(1,248)	(1,261)	(3)
Net operating losses	6,144	5,759	4,723
Net deferred tax asset	7,925	7,741	7,797
Valuation allowance	(7,925)	(7,741)	(7,797)
Net deferred tax asset after valuation allowance	$—	$—	$—

The gross tax loss carryforwards for GDC total $15,361 at December 31, 2011 and will begin to expire in 2018.

The income tax provision consisted of $6, $4, and $4 in 2011, 2010 and 2009, respectively, related to current state and local taxes.  Net deferred tax expense for each of the years was $0.  The income tax expense reflected in Consolidated Statements of Operations and Comprehensive Income differs from the amount determined by applying the federal statutory rate of 34% to the income before taxes of the Company’s taxable REIT subsidiaries, as a result of state income taxes and the utilization of tax loss carryforwards.  A full valuation allowance had previously been provided against the tax loss carryforwards utilized.

In 2011, the Company continued to maintain a valuation allowance for the Company’s net deferred tax assets, which consisted primarily of tax loss carryforwards and non-deductible interest expense.  The valuation allowance was determined in accordance with the provisions of ASC Topic 740 – “Income Taxes” which requires the recording of a valuation allowance when it is more likely than not that any or all of the deferred tax assets will not be realized.  In the absence of favorable factors, application of Topic 740 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years.  The Company’s cumulative loss within GDC represented negative evidence sufficient to require a full valuation allowance under the provisions of Topic 740.  The Company intends to maintain a full valuation allowance for its net deferred tax asset until sufficient positive evidence exists to support reversal of the reserve.  Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2011.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011.  The Company has no interest or penalties relating to income taxes recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2011 or in the Consolidated Balance Sheets as of December 31, 2011.  As of December 31, 2011, returns for the calendar years 2008 through 2010 remain subject to examination by U.S. in various state tax jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

7.           Preferred Shares

GRT’s Amended and Restated Declaration of Trust authorizes GRT to issue up to an aggregate 250,000,000 shares in GRT, consisting of Common Shares and/or one or more series of preferred shares of beneficial interest.

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

On April 28, 2010, GRT completed a $75,285 public offering of 3,500,000 shares of Series G Preferred Shares, which included accrued dividends of $534.  GRT incurred $2,677 in issuance costs in connection with the Series G Preferred Shares.  Aggregate net proceeds received from the offering were $72,608.   GRT generally may redeem the Series G Preferred Shares anytime at a redemption price of $25.00 per share, plus accrued and unpaid distributions .  The offering represented a re-opening of GRT’s original issuance of Series G Preferred Shares.  At December 31, 2011, GRT has 9,500,000 Series G Preferred Shares outstanding.

8.          Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash payments related to the Company's borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has elected to designate all interest rate swaps as cash flow hedging relationships.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011 and 2010, the Company reflected $60 and $(60) of hedge ineffectiveness in earnings, respectively. The Company recorded no hedge ineffectiveness in earnings during the year ended December 31, 2009.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $2 will be reclassified as a decrease to interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

During the twelve months ended December 31, 2011, the Company incurred $819 of fees associated with the early termination of the interest rate protection agreements that were hedging the loans for the Center and Northtown. The interest rate protection agreements were terminated due to the repayment of the loans in connection with a modification of the Credit Facility. The fees were recognized as an increase to interest expense.

As of December 31, 2011, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $155,000. Both the derivative instruments were interest rate swaps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011, 2010 and 2009.

	Liability Derivatives
	As of December 31,
		2011	2010	2009
	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Accounts Payable and Accrued Expenses	$(2)	$3,378	$3,599

The derivative instruments were reported at their fair value of $(2), $3,378 and $3,599 in accounts payable and accrued expenses at December 31, 2011, 2010 and 2009, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest participation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009:

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)			Location of Gain or (Loss) Reclassified Accumulated OCL from Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)
Hedging Relationships	Years ending December 31,				Years ending December 31,
	2011	2010	2009		2011	2010	2009
Interest Rate Products	$2,826	$(2,344)	$(3,024)	Interest expense	$(494)	$(8,922)	$(6,168)

Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Years ending December 31,
	2011	2010	2009
Interest expense	$60	$(60)	—

During the year ended December 31, 2011, the Company recognized additional other comprehensive income of $3,320 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2011, net of $494 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $96 of other comprehensive income to noncontrolling interest participation during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company recognized additional other comprehensive income of $6,578 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2010, net of $8,922 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $169 of other comprehensive income to noncontrolling interest participation during the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

During the year ended December 31, 2009, the Company recognized additional other comprehensive income of $3,144 to adjust the carrying amount of the interest rate swaps to fair values at December 31, 2009, net of $6,168 in reclassifications to earnings for interest rate swap settlements during the period.  The Company allocated $187 of other comprehensive income to noncontrolling interest participation during the year ended December 31, 2009.  The interest rate swap settlements were offset by a corresponding adjustment in interest expense related to the interest payments being hedged.

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

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13. As of December 31, 2011, the Company has not posted any collateral related to these agreements. The Company is not in default with any of the above provisions. If the Company had breached any of these provisions at December 31, 2011, 2010 and 2009, it would have been required to settle its obligations under the agreements at their termination value of $13, $3,978 and $4,049, respectively.

9.          Fair Value Measurements

The Company measures and discloses its fair value measurements in accordance with ASC Topic 820 - “Fair Value Measurements and Disclosure” (“Topic 820”). Topic 820 guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  The fair value hierarchy, as defined by Topic 820, contains three levels of inputs that may be used to measure fair value as follows:

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

●	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity's own assumptions, as there is little, if any, related market activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company has derivatives that must be measured under the fair value standard. The Company does not currently have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

To comply with the provisions of Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments using significant other observable inputs (Level 2).

Nonrecurring Valuations

As of December 31, 2011, the Company has identified one fair value measurement using significant unobservable inputs (Level 3). In connection with the quarterly impairment evaluation described in Note 2 - “Summary of Significant Accounting Policies,” the Company's management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC Topic 360 - “Property, Plant and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Developments in progress	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative instruments, net	$—	$3,378	$—	$3,378

10.          Rentals Under Operating Leases

The Company receives rental income from the leasing of retail shopping center space under operating leases with expiration dates through the year 2035.  The minimum future base rentals for each of the next five years and thereafter under non-cancelable operating leases as of December 31, 2011 are as follows:

Year Ending December 31,	Amount
2012	$146,949
2013	131,592
2014	114,701
2015	95,133
2016	80,930
Thereafter	266,035
Total	$835,340

Minimum future base rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of real estate taxes and property operating expenses.  Minimum rents contain straight-line adjustments which caused rental revenue to increase (decrease) by $3,051, $836, and $(1,039), for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2011, 2010, and 2009, no tenant collectively accounted for more than 10.0% of rental income.  The tenant base includes national, regional and local retailers, and consequently the credit risk is concentrated in the retail industry.

11.          Purchase of Joint Venture Interests

In 2006, a GPLP subsidiary entered into a joint venture (“Scottsdale Venture”) with an affiliate of the Wolff Company (“Wolff”).  The purpose of the Scottsdale Venture is to build a premium retail and office complex. When all phases are completed, it will consist of approximately 600,000 square feet of gross leasable space in Scottsdale, Arizona (“Scottsdale Quarter”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

Prior to January 1, 2010, the Company’s interest in this venture was accounted for using the equity method of accounting in accordance with ASC Topic 323 – “Investments-Equity Method and Joint Ventures.”

As a result of the adoption of SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which was primarily codified into ASC Topic 810 – “Consolidation,” the Company evaluated the key control activities that could potentially provide a substantial impact to the entity’s overall economic performance.  After analyzing all of these key control activities, the Company determined it had the power to control as well as the obligation to absorb losses and the rights to receive benefits significant to the Scottsdale Venture.  Accordingly, the Company began reporting the Scottsdale Venture as a consolidated joint venture on a prospective basis effective January 1, 2010.

The Scottsdale Venture is the tenant under a ground lease for a portion of the ground at Scottsdale Quarter.  On September 9, 2010, a GPLP subsidiary purchased the fee interest in the ground from an affiliate of Wolff for $96,000 and became the landlord under the ground lease.

On October 15, 2010, a GPLP subsidiary purchased Wolff's 50% joint venture interest in the Scottsdale Venture. With this purchase, the GPLP subsidiary acquired all of the equity interests in Scottsdale Quarter. As of October 15, 2010, the Scottsdale Venture was dissolved, and accordingly, Scottsdale Quarter is now being reported as a consolidated property.

12.          Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of December 31, 2011 consisted of an investment in four separate joint venture arrangements (the “Ventures”).  The Company has analyzed each of the Ventures under ASC Topic 810 and has determined that they are not VIE's. A description of each of the Ventures is provided below:

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

●     ORC Venture

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In connection with the second quarter of 2011 quarterly impairment evaluation, as described above in Note 2 - “Summary of Significant Accounting Policies,” the Company determined that it was more likely than not, that the ORC Venture would market the Tulsa Promenade property for sale. In accordance with ASC Topic 360 - “Property, Plant and Equipment,” the ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15,149 impairment loss. The ORC Venture used a recent independent appraisal to determine the Property's fair market value. During the fourth quarter of 2011, the ORC Venture entered into a contingent contract to sell Tulsa at a sale price lower than the reduced carrying value and recorded an additional impairment loss of $2,097 for a total of $17,246 for the year ended December 31, 2011. The contract was terminated during the contingency period. The Company's proportionate share of this impairment loss amounts to $8,967 for the year ended December 31, 2011 and is reflected in the 2011 Consolidated Statement of Operations and Comprehensive Income within "Equity in (loss) income of unconsolidated real estate entities, net." The Company also reduced the carrying value of a note receivable it made with an affiliate of the ORC Venture. The recorded value of this note was reduced by $1,019 to the estimated amount the Company anticipates receiving upon the sale of Tulsa and is reflected in the Consolidated Statement of Operations and Comprehensive Income as "Provision for doubtful accounts."

●     Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) formed in September 2006 with the former landowner of the property that was developed.  The Surprise Venture constructed the Town Square at Surprise, a 25,000 square foot community center on a five-acre site located in an area northwest of Phoenix, Arizona.

The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing and legal services for a fee to each of the Ventures described above.  Each individual agreement specifies which services the Company is to provide.  The Company recognized fee income of $8,575, $6,272 and $4,655 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Scottsdale Venture's financial position and operating results are reported in the Statements of Operations for the year ended December 31, 2009 listed below.  Effective January 1, 2010, the Scottsdale Venture was consolidated and therefore excluded from the December 31, 2010 joint venture Balance Sheet and Statements of Operations.

With the transfer of its interest in both Lloyd and WestShore to the Blackstone Joint Venture on March 26, 2010, the assets, liabilities and equity for both of these properties are included in the December 31, 2010 joint venture Balance Sheet.  As of December 31, 2009, both Lloyd and WestShore were consolidated properties and are excluded from the Statements of Operations for the year ended December 31, 2009. The Statement of Operations for the year ended December 31, 2010 includes the results of operations for the Blackstone Joint Venture for the period March 26, 2010 through December 31, 2010.

With the purchase of its interest in Pearlridge Center by the Pearlridge Venture on November 1, 2010, the assets, liabilities and equity for this Property are included in the December 31, 2010 joint venture Balance Sheet.  The Pearlridge Venture is not included in the Statements of Operations for the year ended December 31, 2009.  The Statement of Operations for the year ended December 31, 2010 includes the results of operations for the Pearlridge Venture for the period November 1, 2010 through December 31, 2010.

The joint venture Balance Sheets and Statements of Operations, in each period reported, include both the ORC Venture and Surprise Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The net income or loss for each joint venture is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Company's investment in unconsolidated entities, accounted for using the equity method, is presented below:

Balance Sheets	December 31,
	2011	2010
Assets:
Investment properties at cost, net	$726,390	$760,144
Construction in progress	10,485	9,934
Intangible assets (1)	29,919	38,465
Other assets	46,802	44,308
Total assets	$813,596	$852,851
Liabilities and Members’ Equity:
Mortgage notes payable	$458,937	$465,715
Notes payable (2)	5,000	5,000
Intangibles (3)	26,496	30,586
Other liabilities	17,615	13,226
	508,048	514,527
Members’ equity	305,548	338,324
Total liabilities and members’ equity	$813,596	$852,851
GPLP’s share of members’ equity	$124,229	$138,238

(1)	Includes value of acquired in-place leases.
(2)	Amount represents a note payable to GPLP.
(3)
Includes the net value of $4,432 and $5,767 for above-market acquired leases as of December 31, 2011 and December 31, 2010, respectively, and $30,928 and $36,353 for below-market acquired leases as of December 31, 2011 and December 31, 2010, respectively.

	December 31,
	2011	2010
GPLP’s share of members’ equity	$124,229	$138,238
Advances and additional costs	564	(44)
Investment in and advances to unconsolidated entities	$124,793	$138,194

	For the Years Ended December 31,
Statements of Operations	2011	2010	2009
Total revenues	$129,235	$75,440	$30,811
Operating expenses	61,970	36,180	19,148
Depreciation and amortization	36,944	22,251	10,893
Impairment loss	17,246	—	—
Operating income	13,075	17,009	770
Other expenses, net	379	908	31
Interest expense, net	24,327	16,029	7,006
Net (loss) income	(11,631)	72	(6,267)
Preferred dividend	31	31	31
Net (loss) income from the Company's unconsolidated real estate entities	$(11,662)	$41	$(6,298)
GPLP’s share of (loss) income from the Company’s unconsolidated real estate entities	$(6,380)	$31	$(3,191)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

13.          Investment in Joint Ventures - Consolidated

As of December 31, 2011, the Company has an interest in a consolidated joint venture, the VBF Venture (defined below), which qualifies as a VIE under ASC Topic 810.  The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE's economic performance and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

●     VBF Venture

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

The Company did not provide any additional financial support to the VBF Venture during the twelve months ended December 31, 2011.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

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

The Company also has an embedded derivative liability associated with this development that had a fair value of $1,622 at December 31, 2008.  During the fourth quarter of 2009, the Company determined that any future development of this land by the Company was unlikely.  Accordingly, the Company recorded this decrease in value of the embedded derivative and recorded a gain which is reflected in the Consolidated Statement of Operations and Comprehensive Income within “Other expenses, net.”

The carrying amounts and classification of the VBF Venture's total assets at December 31, 2011 and December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,658	$3,668

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

14.          Related Party Transactions

Huntington Insurance, Inc. (successor-in-interest of the Archer-Meek-Weiler Insurance Agency)

The Company has engaged Huntington Insurance, Inc. (f/k/a Sky Insurance) as its agent for the purpose of obtaining property, liability, directors and officers, and employee practices liability insurance coverage. Sky Insurance, Inc., a subsidiary of Huntington Bancshares Corporation and known now as Huntington Insurance, Inc., acquired The Archer-Meek-Weiler Insurance Agency (“Archer-Meek-Weiler”), our previous insurance agent, in October 2007. Mr. Alan R. Weiler, a Class II Trustee, currently serves as Senior Vice President of Huntington Insurance, Inc. In connection with serving as an insurance agent for the Company and securing the above-described insurance coverage, Huntington Insurance, Inc. received commissions and fees of $330, $340, and $360 for years ended December 31, 2011, 2010, and 2009, respectively. The stock of Archer-Meek-Weiler was owned by a trust for the benefit of Mr. Weiler's children and the children of his brother, Robert J. Weiler, until October 2007 when it was purchased by Sky Insurance, Inc. (n/k/a Huntington Insurance, Inc.).

Leasing Activity

Herbert Glimcher, the Company's Chairman Emeritus and a Class III Trustee, has a 33.3% interest in a limited liability company that has executed a commercial lease for one location in one of the Company's regional mall properties. Rents or other lease charges received by the Company for the aforementioned lease during the year ended December 31, 2011 totaled $39.  During the second quarter of 2011, the Company completed construction on the store and had expended approximately $18 on such construction.  The lease has a ten year initial term with annual base rents of approximately $78 per year.  The base rent, percentage rent, and other lease related charges for such location were negotiated and are customary for the respective location.

Mayer Glimcher, a brother of Herbert Glimcher, owns a company that currently leases five store locations in the Company's Properties. Rents totaled $437, $364, and $400 for the years ended December 31, 2011, 2010, and 2009, respectively.

15.          Commitments and Contingencies

The Operating Partnership leases office and parking space for its corporate headquarters under two operating leases that have initial terms of ten years and five years, respectively, commencing in 2008.  Future minimum rental payments for each of the next five years and thereafter, as of December 31, 2011, are as follows:

Year Ending December 31,	Office and Parking Leases
2012	$653
2013	541
2014	534
2015	534
2016	534
Thereafter	758
Total	$3,554

Office rental and parking expenses including reimbursement for common area maintenance costs for the years ended December 31, 2011, 2010 and 2009 were $1,217, $1,188 and $1,151, respectively.

At December 31, 2011, there were 2.8 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at December 31, 2011 is $25,689 based upon a per unit value of $9.21 at December 31, 2011 (based upon a five-day average of the Common Stock price from December 22, 2011 to December 29, 2011).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

In July 1998, the New Jersey Economic Development Authority issued approximately $140,500 of Economic Development Bonds.  On May 29, 2002, the New Jersey Economic Development Authority refunded certain of the Economic Development Bonds issued in 1998 and issued approximately $108,940 of replacement Economic Development Bonds.  The Company began making quarterly Payment In Lieu of Taxes (“PILOT”) payments commencing May 2001 and terminating on the date of the final payment of the bonds.  Such PILOT payments are treated as real estate tax expense in the consolidated statements of operations.  The amount of the annual PILOT payments beginning with the bond year ended April 1, 2001 was $8,925 and increases 10.0% every five years until the final payment is made.  The Company has provided a limited guarantee of franchise tax payments to be received by the city until franchise tax payments achieve $5,600 annually.  The guarantee agreement does allow the Company to recover payments made under the guaranty plus interest at LIBOR plus 2% per annum.  The reimbursement will occur from any excess assessments collected by the city above specified annual levels over the Franchise Assessment period of 30 years. Through December 31, 2011, the Company has made $17,560 in payments under this guarantee agreement.  Of these payments, $15,032 is included in “Prepaid and other assets” in the Consolidated Balance Sheets as of December 31, 2011 and 2010, that the Company anticipates recovering from excess franchise assessments collected by the city.  During 2010, the Company was relieved from its limited guarantee of franchise taxes.

The Company has reserved $118 in relation to a contingency associated with the sale of Loyal Plaza, a community center sold in 2002, for environmental assessment and monitoring matters.

The Company is involved in lawsuits, claims and proceedings, which arise in the ordinary course of business.  The Company is not presently involved in any material litigation.  In accordance with SFAS No. 5, “Accounting for Contingencies,” which was primarily codified into ASC Topic 450 - “Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Although the outcome of any litigation is uncertain, the Company does not expect any such legal actions to have a material adverse effect on the Company's consolidated financial condition or results of operations taken as a whole.

16.          Stock-Based Compensation

Restricted Common Stock

Shares of restricted Common Stock are granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”).  Restricted Common Shares issued to GRT's senior executive officers for the years ended December 31, 2011, 2010, and 2009 vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date.  Restricted Common Shares issued for the year ended December 31, 2011 to non-employee members of GRT's Board of Trustees vest in one-third installments over a period of three (3) years beginning on the one year anniversary of the grant date. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date.  As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods.

The related compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 was $1,035, $897, and $753, respectively.  The amount of compensation expense related to unvested restricted shares that we expect to recognize in future periods is $2,797 over a weighted average period of 3.5 years.  During the years ended December 31, 2011, 2010 and 2009 the aggregate intrinsic value of shares that vested was $1,184, $854, and $464, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

A summary of the status of restricted Common Stock at December 31, 2011, 2010 and 2009 and changes during the years ending on those dates are presented below:

	Activity for the Years Ending December 31,
	2011		2010		2009
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	498,447	$6.623	350,056	$9.544	187,165	$18.977
Shares granted	255,886	$9.340	180,666	$4.510	180,666	$1.400
Shares vested	(62,391)	$18.977	(32,275)	$26.474	(17,775)	$26.100
Shares outstanding	691,942	$6.514	498,447	$6.623	350,056	$9.544

Long Term Incentive Awards

During the year ended December 31, 2011, GRT allocated 103,318 performance shares to certain of its executive officers under the 2011 Glimcher Long-Term Incentive Compensation Plan (the “Incentive Plan”). The Incentive Plan was created and approved by GRT's Board of Trustees and its Executive Compensation Committee in February 2011. Under the terms of the Incentive Plan, an Incentive Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2011 to December 31, 2013 (the “Performance Period”) as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented real estate investment trusts.

The compensation expense recorded for the Incentive Plan was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.” The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized as compensation expense over the Performance Period. The fair value of the performance shares allocated under the Incentive Plan was determined to be $8.64 per share for a total compensation amount of $893 to be recognized over the Performance Period. The assumptions used to calculate the fair value were as follows: three year risk free rate of 1.00%; volatility of 45.6% and a dividend yield of 5.45%. The amount of compensation expense related to the Incentive Plan for the year ended December 31, 2011 was $212. The Company did not record any compensation expense during the years ended December 31, 2010 and 2009 relating to the Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

17.          Stock Option Plans

GRT has established the 1997 Incentive Plan (the “1997 Plan”) and the 2004 Plan for the purpose of attracting and retaining the Company’s trustees, executives and other employees (the 1997 Plan and the 2004 Plan are collectively referred to as the “Plans”).  There are 409,447 options outstanding under the 1997 Plan which are all exercisable; and 1,418,392 options outstanding under the 2004 Plan, of which 914,126 are exercisable.

Options granted under the Plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period. Compensation expense recorded related to the Company’s stock option plans was $415, $171, and $157 for the years ended December 31, 2011, 2010 and 2009, respectively.  The amount of compensation expense related to stock options that we expect to recognize in future periods is $952 over a weighted average period of 2.1 years.

A summary of the status of the Company’s Plans at December 31, 2011, 2010 and 2009, and changes during the years ending on those dates, are presented below:

Option Plans:	Options	2011 Weighted Average Exercise Price	Options	2010 Weighted Average Exercise Price	Options	2009 Weighted Average Exercise Price
Outstanding at beginning of year	1,676,936	$16.685	1,677,441	$19.275	1,425,843	$23.044
Granted	246,500	$9.380	297,766	$4.490	299,266	$1.428
Exercised	(43,198)	$2.723	(18,668)	$1.400	—	$—
Forfeited	(52,399)	$12.985	(279,603)	$20.255	(47,668)	$19.982
Outstanding at end of year	1,827,839	$16.136	1,676,936	$16.685	1,677,441	$19.275
Exercisable at end of year	1,323,573	$19.883	1,198,587	$21.847	1,279,258	$23.628

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes options pricing mode.  The weighted average per share value of options granted as well as the assumptions used to value the grants is listed below:

	2011	2010	2009
Weighted average per share value of options granted	$4.93	$1.68	$0.11
Weighted average risk free rates	2.2%	2.4%	1.8%
Expected average lives in years	6	5	5
Annual dividend rates	$0.40	$0.40	$0.40
Weighted average volatility	84.6%	82.8%	70.6%

The Company uses the following methods to determine its significant assumptions as it relates to calculating the fair value of options: the weighted average risk free rates are derived from the treasury notes that corresponds to the estimated life of the options; the expected lives are calculated by using historical activity from options granted to the end of the previous year; the annual dividend rates are calculated based upon the Company’s current annual dividend; and the weighted average volatility percentage is primarily calculated by using a rolling five year period ending on the date of the new options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

The following table summarizes information regarding the options outstanding at December 31, 2011 under the Plans:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$17.61	62,503	0.2	$17.61	62,503	0.2	$17.61
$18.93 – $22.36	151,754	1.2	$18.97	151,754	1.2	$18.97
$19.56 – $26.69	257,333	2.3	$25.36	257,333	2.3	$25.36
$24.74 – $25.67	214,500	3.2	$25.56	214,500	3.2	$25.56
$25.22	239,417	4.3	$25.22	239,417	4.3	$25.22
$21.45 – $27.28	105,500	5.2	$26.99	105,500	5.2	$26.99
$10.94	84,500	6.2	$10.94	84,500	6.2	$10.94
$1.40 – $3.07	220,800	7.2	$1.41	134,873	7.2	$1.40
$3.30 - $4.51	251,032	8.2	$4.49	73,193	8.2	$4.51
$9.38	240,500	9.3	$9.38	—	—	$—
	1,827,839	5.2	$16.14	1,323,573	3.9	$19.88

All options granted under the Plans primarily are exercisable over a three-year period.  The three-year period vests with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the date of grant and will remain exercisable through the tenth anniversary of such date.  Exceptions to this vesting schedule are options that are exercisable immediately and will remain exercisable through the tenth anniversary of date granted.  There were no options that were exercisable immediately granted during the years ended December 31, 2011, 2010 and 2009.  The aggregate intrinsic value of those options outstanding as of December 31, 2011 was $2,901.  The intrinsic value of options exercisable at December 31, 2011 was $1,395.

The following table summarizes the intrinsic value of options exercised and fair value of options vested for the three years ended December 31, 2011, 2010 and 2009:

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Aggregate intrinsic value of options exercised	$278	$101	$—
Aggregate fair value of options vested	$179	$133	$210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

18.          Employee Benefit Plan – 401(k) Plan

In January 1996, the Company established a qualified retirement savings plan under IRC Section 401(k) for eligible employees, which contains a cash or deferred arrangement which currently permits participants to defer up to a maximum 75% of their compensation, subject to certain limitations.  Employees 21 years old or above who have been employed by the Company for at least six months are eligible to participate.  In May 2009, the Company suspended the matching provision on qualifying compensation, thus suspending the safe harbor provision of the 401(k) plan.  In January 2011, the Company reinstated the matching provision of the 401(k) plan which qualified it again as a safe harbor plan. Participants' salary deferrals of qualified compensation were matched as follows: the first 3% of qualified compensation were matched at 100% and qualified compensation of between 4% and 5% were matched at 50%. The Company contributed $819, $0, and $340 to the plan in 2011, 2010, and 2009, respectively.

19.          Distribution Reinvestment and Share Purchase Plan

The Company has a Distribution Reinvestment and Share Purchase Plan under which its shareholders may elect to purchase additional Common Shares and/or automatically reinvest their distributions in Common Shares.  In order to fulfill its obligations under the plan, GRT may purchase Common Shares in the open market or issue Common Shares that have been registered and authorized specifically for the plan.  During the year ended December 31, 2011, GRT received $143 in proceeds from the Distribution Reinvestment and Share Purchase Plan. As of December 31, 2011, there were 2,100,000 Common Shares authorized specifically for the plan, of which 429,840 Common shares have been issued.

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

On May 5, 2011, the GRT Board of Trustees approved the issuance of up to $100,000 in Common Shares under an “at-the-market” equity offering program (the “GRT ATM Program”). Actual sales under the GRT ATM Program will depend on a variety of factors and conditions, including, but not limited to, market conditions, the trading price of the Common Stock, and determinations of the appropriate sources of funding for the Company. GRT expects to continue to offer, sell, and issue Common Shares under the GRT ATM Program from time to time based on various factors and conditions, although GRT is not under an obligation to sell any Common Shares. On December 20, 2011, GRT completed an amendment to the GRT ATM Program to increase the aggregate sale price of Common Shares that may be offered and sold under the GRT ATM Program from $100,000 to $200,000.

During the year ended December 31, 2011, GRT has issued 15,591,033 Common Shares under the GRT ATM Program at a weighted average issue price of $9.15 per Common Share generating net proceeds of $139,672 after deducting $3,058 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of December 31, 2011, GRT had $57,270 available for issuance under the GRT ATM Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

21.          Earnings Per Share

The presentation of primary EPS and diluted EPS is summarized in the table below (shares in thousands):

	For the Years Ended December 31,
	2011			2010			2009
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
(Loss) income from continuing operations	$(9,759)			$(285)			$4,595
Less: Preferred stock dividends	(24,548)			(22,236)			(17,437)
Noncontrolling interest adjustments (1)	992			5,499			769
Loss from continuing operations	$(33,315)	104,220	$(0.32)	$(17,022)	75,738	$(0.22)	$(12,073)	46,480	$(0.26)
Income (loss) from discontinued operations	$29,104			$665			$(835)
Noncontrolling interest adjustments (1)	(780)			(26)			52
Income (loss) from discontinued operations	$28,324	104,220	$0.27	$639	75,738	$0.01	$(783)	46,480	$(0.02)
Net loss to common shareholders	$(4,991)	104,220	$(0.05)	$(16,383)	75,738	$(0.22)	$(12,856)	46,480	$(0.28)
Diluted EPS
(Loss) income from continuing operations	$(9,759)	104,220		$(285)	75,738		$4,595	46,480
Less: Preferred stock dividends	(24,548)			(22,236)			(17,437)
Noncontrolling interest adjustments (2)	—			4,782			—
Operating Partnership Units		2,881			2,986			2,986
Loss from continuing operations	$(34,307)	107,101	$(0.32)	$(17,739)	78,724	$(0.23)	$(12,842)	49,466	$(0.26)
Income (loss) from discontinued operations	$29,104	107,101	$0.27	$665	78,724	$0.01	$(835)	49,466	$(0.02)
Net loss to common shareholders before noncontrolling interest	$(5,203)	107,101	$(0.05)	$(17,074)	78,724	$(0.22)	$(13,677)	49,466	$(0.28)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Stock equivalents have been excluded from the respective computation of EPS because to do so would have been antidilutive. The Company has issued restricted shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and have been included in the weighted average outstanding share amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

22.           Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.89% to 6.25% per annum at December 31, 2011 and from 3.63% to 6.33% at December 31, 2010), the fair value of GRT's mortgage notes payable is estimated at $1,205,046 and $1,262,591 at December 31, 2011 and December 31, 2010, respectively, compared to its carrying amounts of $1,175,053 and $1,243,759, respectively.  The fair value of the debt instruments considers, in part, the credit of GRT as an entity and not just the individual entities and Properties owned by GRT. Fair value of debt was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, the Company employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions.

23.          Intangible Assets Associated with Acquisitions

Intangibles assets as of December 31, 2011 and 2010, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, and Merritt Square Mall in Merritt Island, Florida. During 2011, the Company purchased Town Center Plaza located in Leawood, Kansas. The intangibles associated with this purchase are included as of the acquisition date. Intangibles associated with Polaris Towne Center are included as of December 31, 2010. During 2011, the Company sold Polaris Towne Center.

The gross intangibles are comprised of an asset for acquired above-market leases of $7,514, a liability for acquired below-market leases of $15,242, an asset for tenant relationships of $2,689 and an asset for in-place leases for $11,875.  The intangibles related to above and below-market leases are primarily amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of nine years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over an estimated remaining life of five years.  Amortization of the in-place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.5 years.

Net amortization for all of the acquired intangibles is an increase to net income in the amount of $255, $33, and $459 for the years December 31, 2011, 2010, and 2009, respectively. The table below identifies the account balances of the intangible assets as well as their location on the Consolidated Balance Sheets as of December 31, 2011 and 2010.

		Balance as of December 31,
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	2011	2010
Above Market Leases	Accounts payable and accrued expenses	$4,327	$1,659
Below Market Leases	Accounts payable and accrued expenses	$(5,548)	$(3,134)
Tenant Relationships	Prepaid and Other Assets	$1,034	$1,852
In-Place Leases	Building, improvements, and equipment	$7,272	$1,140

The table below shows the net amortization of intangibles as a decrease to net income over the next five years:

Year Ending December 31,	Amount
2012	$1,632
2013	1,131
2014	985
2015	794
2016	563
Total	$5,105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

24.          Discontinued Operations

Financial results of Properties the Company sold are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income.  The table below summarizes key financial results for these discontinued operations:

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$7,208	$7,321	$10,341
Operating expenses	(2,936)	(3,325)	(6,626)
Operating income	4,272	3,996	3,715
Interest expense, net	(2,968)	(3,116)	(4,079)
Net income (loss) from operations	1,304	880	(364)
Gain (loss) on disposition of properties	27,800	(215)	(288)
Impairment loss, net	—	—	(183)
Net income (loss) from discontinued operations	$29,104	$665	$(835)

The reduction in revenue, operating expenses and interest expense for the year ended December 31, 2010 and 2009 relate primarily to Eastland Mall in Charlotte, North Carolina (“Eastland Charlotte”) which was disposed of during the third quarter of 2009, and the sale of The Great Mall of the Great Plains located in Olathe, Kansas, and the related repayment of the mortgage debt on the property in January of 2009.

The gain on disposition of property during the year ended December 31, 2011 relates to the sale of Polaris Towne Center. The loss on disposition of properties during the year ended December 31, 2010 relates to a litigation settlement pertaining to one of the Company's sold properties.

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

25.          Acquisition of Property

On December 8, 2011 the Company sold Polaris Towne Center, a community center located in Columbus, Ohio ("Polaris TC"), for $79,555 and purchased Town Center Plaza, an open-air mall located in Leawood, Kansas, for $138,348. Both transactions were with the same party. These transactions were accounted for under guidance in ASC Topic 845 - “Nonmonetary Transactions.” Given the significance of the cash paid and the fact that the configuration of the future cash flows from Town Center Plaza differs significantly from Polaris TC, the transaction was determined to have commercial substance and, accordingly, was measured at fair value. Upon the disposal of Polaris TC, the Company recorded a gain of $27,800.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(dollars in thousands, except share and unit amounts)

26.           Interim Financial Information (unaudited)

The following presents a summary of the unaudited financial information for the years ended December 31, 2011 and 2010:

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$64,094	$64,839	$66,938	$72,006
Total revenues as previously reported	$66,021	$66,737	$66,938	$72,006
Operating income	$17,387	$8,559	$16,827	$22,522
Operating income as previously reported	$18,334	$9,598	$16,827	$22,522
Net income (loss) attributable to Glimcher Realty Trust	$160	$(16,239)	$1,481	$34,155
Net (loss) income to common shareholders	$(5,977)	$(22,376)	$(4,656)	$28,018
(Loss) earnings per share (diluted)	$(0.06)	$(0.22)	$(0.04)	$0.26

Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$73,991	$62,169	$62,924	$68,360
Total revenues as previously reported	$75,767	$63,935	$62,924	$70,259
Operating income	$20,010	$15,802	$16,674	$21,784
Operating income as previously reported	$20,877	$16,822	$16,674	$22,913
Net income (loss) attributable to Glimcher Realty Trust	$712	$(1,307)	$1,534	$4,914
Net loss to common shareholders	$(3,647)	$(6,910)	$(4,603)	$(1,223)
Loss per share (diluted)	$(0.05)	$(0.10)	$(0.06)	$(0.01)

Total revenues and operating income for 2011 and 2010 are restated to reflect guidance from ASC Topic 360 - "Property, Plant and Equipment." Net (loss) income to common shareholders reflects the net gains and losses associated with the sale of discontinued operations. It also reflects the income and loss from discontinued operations.

27.          Subsequent Events

Subsequent to December 31, 2011, GRT issued 225,000 Common Shares that were sold during 2011 under the GRT ATM Program at a weighted average issue price of $9.14 per Common Share generating net proceeds of $2,015 after deducting $42 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. With these shares issued subsequent to December 31, 2011, GRT has $55,213 available for issuance under the GRT ATM Program.

On January 17, 2012, the Company closed on a $77,000 mortgage loan secured by Town Center Plaza. The Company used $70,000 of the loan proceeds to repay the existing bridge loan with the remainder of the proceeds being used to reduce the outstanding principal amount under the Credit Facility. The nonrecourse loan has an interest rate of 5.0% per annum and a 15 year term based on a call date of February 1, 2027.

GLIMCHER REALTY TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2011
(dollars in thousands)
		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation in Latest
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Statement of Operations is Computed
MALL PROPERTIES
Ashland Town Center
Ashland, KY	$41,833	$3,866	$21,454	$17,819	$3,823	$39,316	$43,139	$17,533	1989		[e]
Colonial Park Mall
Harrisburg, PA	$40,000	9,765	43,770	2,557	9,704	46,388	56,092	21,351		2003	[e]
Dayton Mall
Dayton, OH	$50,529	9,068	90,676	37,735	8,710	128,769	137,479	48,725		2002	[e]
Eastland Mall
Columbus, OH	$41,388	12,570	17,794	30,507	12,555	48,316	60,871	20,462		2003	[e]
Grand Central Mall
Parkersburg, WV	$44,277	3,961	41,135	37,451	3,760	78,787	82,547	34,664		1993	[e]
Indian Mound Mall
Newark, OH	$—	892	19,497	15,218	773	34,834	35,607	20,762	1986		[e]
Jersey Gardens Mall
Elizabeth, NJ	$143,846	32,498	206,478	42,768	36,419	245,325	281,744	100,080	2000		[e]
The Mall at Fairfield Commons
Beavercreek, OH	$99,551	5,438	102,914	21,299	7,194	122,457	129,651	59,393	1993		[e]
The Mall at Johnson City
Johnson City, TN	$54,153	4,462	39,439	39,272	10,146	73,027	83,173	22,603		2000	[e]
Merritt Square
Merritt Island, FL	$55,999	14,460	70,810	(808)	14,460	70,002	84,462	11,163		2007	[e]
Morgantown Mall
Morgantown, WV	$—	1,273	40,484	7,973	1,381	48,349	49,730	26,322	1990		[e]
New Towne Mall
New Philadelphia, OH	$—	1,190	23,475	9,110	1,107	32,668	33,775	19,393	1988		[e]
Northtown Mall
Blaine, MN	$—	13,264	40,988	39,321	15,527	78,046	93,573	28,218		1998	[e]
Polaris Fashion Place
Columbus, OH	$128,570	36,687	167,251	11,845	38,850	176,933	215,783	61,548		2004	[e]
Polaris Lifestyle Center
Columbus, OH	$—	5,382	52,638	2,335	5,382	54,973	60,355	7,087	2009		[e]

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation in Latest
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Statement of Operations is Computed
River Valley Mall
Lancaster, OH	$48,097	875	26,910	29,162	2,228	54,719	56,947	27,529	1987		[e]
Scottsdale Quarter
Scottsdale, AZ	$209,462	49,824	127,395	177,380	98,050	256,549	354,599	13,377		2010	[e]
Supermall of Great NW
Auburn, WA	$54,309	1,058	104,612	2,719	7,548	100,841	108,389	49,483		2002	[e]
Town Center Plaza
Leawood, KS	$70,000	31,055	104,476	50	31,055	104,526	135,581	592		2011	[e]
Weberstown Mall
Stockton, CA	$60,000	3,237	23,479	13,479	3,298	36,897	40,195	19,747		1998	[e]

COMMUNITY CENTERS
Morgantown Commons
Morgantown, WV	$—	$175	$7,549	$13,514	$175	$21,063	$21,238	$10,093	1991		[e]
Ohio River Plaza
Gallipolis, OH	$—	502	6,373	1,365	351	7,889	8,240	4,592	1989		[e]

CORPORATE ASSETS
Corporate Investment in Real Estate Assets
Columbus, OH	$—	—	1,780	13,218	—	14,998	14,998	9,313			[e]
Lloyd Ice Rink
OEC	$—	—	—	376	—	376	376	249			[e]
		$241,502	$1,381,377	$565,665	$312,496	$1,876,048	$2,188,544	$634,279

DEVELOPMENTS IN PROGRESS
Eastland Mall Redevelopment
Columbus, OH	$—	—	—	4,396	3,272	1,124	4,396
Georgesville Square
Columbus, OH	$—	—	—	363	300	63	363
Jersey Gardens Mall
Elizabeth, NJ	$—	—	—	1,804	—	1,804	1,804
Scottsdale Quarter
Scottsdale, AZ	$15,000	—	—	31,559	27,603	3,956	31,559
Vero Beach Fountains
Vero Beach, FL	$—	—	—	3,658	3,658	—	3,658

		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at Close of Period						Life Upon Which Depreciation in Latest
Description and Location of Property	Encumbrances [d]	Land	Buildings and Improvements [a]	Improvements and Adjustments	Land [b]	Buildings and Improvements [c]	Total [b] [c]	Accumulated Depreciation	Date Construction Was Completed	Date Acquired	Statement of Operations is Computed
Other Developments	$—	—	—	4,750	—	4,750	4,750	—	—	—	—
		$—	$—	$46,530	$34,833	$11,697	$46,530

ASSET HELD FOR SALE
Vacant Land
Cincinnati, OH	$—	$—	$—	$4,056	$4,056	$—	$4,056

Total		$241,502	$1,381,377	$616,251	$351,385	$1,887,745	$2,239,130	$634,279

GLIMCHER REALTY TRUST
NOTES TO SCHEDULE III
(dollars in thousands)

(a)	Initial cost for constructed and acquired property is cost at end of first complete calendar year subsequent to opening or acquisition.

(b)	The aggregate gross cost of land as of December 31, 2011.

(c)	The aggregate gross cost of building, improvements and equipment as of December 31, 2011.

(d)	See description of debt in Note 4 of Notes to Consolidated Financial Statements.

(e)	Depreciation is computed based upon the following estimated weighted average composite lives: Buildings and improvements-40 years; equipment and fixtures-3 to 10 years.

Reconciliation of Real Estate

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,118,359	$2,136,277	$2,118,204
Additions:
Improvements (1)	43,562	42,090	47,049
Acquisitions (2)	135,534	347,743	—
Deductions	(62,381)	(407,751)	(28,976)
Balance at close of year	$2,235,074	$2,118,359	$2,136,277

Reconciliation of Accumulated Depreciation

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$588,351	$624,165	$565,894
Depreciation expense and other (3)	69,921	69,543	77,960
Deductions	(23,993)	(105,357)	(19,689)
Balance at close of year	$634,279	$588,351	$624,165

(1)	2009 Improvements include a $7,743 transfer in of assets from Ohio River Plaza that was previously classified as held-for-sale.

(2)	2011 Acquisitions relate to the purchase of Town Center Plaza. 2010 Acquisitions include the consolidation of Scottsdale Quarter, and the purchases of SDQ Fee and SDQ Fee III.

(3)	2009 Depreciation expense and other include a $3,004 transfer in of accumulated depreciation from Ohio River Plaza that was previously classified held-for-sale.