Form 10-Q
period 2012-03-31
GLIMCHER REALTY TRUST
filed 2012-04-26
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 25, 2012, there were 139,454,681 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	March 31, 2012
ASSETS	(unaudited)	December 31, 2011
Investment in real estate:
Land	$308,476	$312,496
Buildings, improvements and equipment	1,890,367	1,876,048
Developments in progress	51,534	46,530
	2,250,377	2,235,074
Less accumulated depreciation	645,372	634,279
Property and equipment, net	1,605,005	1,600,795
Deferred costs, net	23,812	24,505
Real estate assets held-for-sale	9,379	4,056
Investment in and advances to unconsolidated real estate entities	120,007	124,793
Investment in real estate, net	1,758,203	1,754,149

Cash and cash equivalents	134,793	8,876
Non-real estate assets associated with property held-for-sale	131	—
Restricted cash	15,406	18,820
Tenant accounts receivable, net	22,611	26,873
Deferred expenses, net	14,527	15,780
Prepaid and other assets	34,961	36,601
Total assets	$1,980,632	$1,861,099
LIABILITIES AND EQUITY
Mortgage notes payable	$1,177,949	$1,175,053
Notes payable	—	78,000
Other liabilities associated with property held-for-sale	143	127
Accounts payable and accrued expenses	41,970	45,977
Distributions payable	20,354	18,013
Total liabilities	1,240,416	1,317,170
Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 139,439,471 and 115,975,420 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,395	1,160
Additional paid-in capital	1,234,953	1,016,188
Distributions in excess of accumulated earnings	(791,871)	(766,571)
Accumulated other comprehensive loss	(515)	(483)
Total Glimcher Realty Trust shareholders’ equity	726,036	532,368
Noncontrolling interest	14,180	11,561
Total equity	740,216	543,929
Total liabilities and equity	$1,980,632	$1,861,099
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Minimum rents	$42,750	$38,598
Percentage rents	1,382	1,333
Tenant reimbursements	20,445	18,923
Other	5,251	5,133
Total revenues	69,828	63,987
Expenses:
Property operating expenses	14,461	14,446
Real estate taxes	8,842	7,343
Provision for doubtful accounts	4,142	964
Other operating expenses	2,665	2,709
Depreciation and amortization	19,556	16,226
General and administrative	5,497	4,954
Total expenses	55,163	46,642

Operating income	14,665	17,345
Interest income	2	330
Interest expense	16,688	18,104
Equity in (loss) income of unconsolidated real estate entities, net	(3,474)	265
Loss from continuing operations	(5,495)	(164)
Discontinued operations:
Income from operations	13	142
Net loss	(5,482)	(22)
Add: allocation to noncontrolling interest	263	182
Net (loss) income attributable to Glimcher Realty Trust	(5,219)	160
Less: Preferred share dividends	6,137	6,137
Net loss to common shareholders	$(11,356)	$(5,977)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.10)	$(0.06)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.10)	$(0.06)

EPS (diluted):
Continuing operations	$(0.10)	$(0.06)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.10)	$(0.06)
Weighted average common shares outstanding	117,517	98,234
Weighted average common shares and common share equivalents outstanding	120,271	101,220

Cash distributions declared per common share of beneficial interest	$0.10	$0.10

Net loss	$(5,482)	$(22)
Other comprehensive (loss) income on derivative instruments, net	(33)	2,374
Comprehensive (loss) income	(5,515)	2,352
Comprehensive loss (income) attributable to noncontrolling interest	1	(30)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(5,514)	$2,322
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2012
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
			Shares	Amount				Noncontrolling Interest	Total
Balance, December 31, 2011	$60,000	$222,074	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929
Distributions declared, $0.10 per share						(13,944)		(273)	(14,217)
Distribution reinvestment and share purchase plan			3,220	—	27				27
Exercise of stock options			12,500	—	39				39
Cancellation of restricted stock grant			(35,174)	—	—				—
OP unit conversion			61,305	1	—				1
Amortization of performance stock					79				79
Amortization of restricted stock					264				264
Preferred stock dividends						(6,137)			(6,137)
Net loss						(5,219)		(263)	(5,482)
Other comprehensive loss on derivative instruments							(32)	(1)	(33)
Stock option expense					133				133
Issuances of common stock			23,422,200	234	231,498				231,732
Stock issuance costs					(10,119)				(10,119)
Transfer to noncontrolling interest in partnership					(3,156)			3,156	—
Balance, March 31, 2012	$60,000	$222,074	139,439,471	$1,395	$1,234,953	$(791,871)	$(515)	$14,180	$740,216
 The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,482)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	4,172	1,074
Depreciation and amortization	19,576	16,667
Amortization of financing costs	985	2,159
Equity in loss (income) of unconsolidated real estate entities, net	3,474	(265)
Distributions from unconsolidated real estate entities	1,312	1,720
Capitalized development costs charged to expense	126	—
Gain on sale of outparcel	(146)	—
Stock compensation expense	476	276
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	3,282	2,073
Prepaid and other assets	(1,735)	(2,144)
Accounts payable and accrued expenses	(3,109)	(6,004)
Net cash provided by operating activities	22,931	15,534
Cash flows from investing activities:
Additions to investment in real estate	(28,106)	(16,691)
Additions to investment in unconsolidated real estate entities	—	(24)
Proceeds from sale of outparcel	210	—
Withdrawals from restricted cash	3,414	2,150
Additions to deferred costs and other	(1,240)	(1,495)
Net cash used in investing activities	(25,722)	(16,060)
Cash flows from financing activities:
(Payments to) proceeds from revolving line of credit, net	(78,000)	2,499
Payments of deferred financing costs	(755)	(2,642)
Refund of previously paid financing costs	963	—
Proceeds from issuance of mortgages and other notes payable	77,000	—
Principal payments on mortgages and other notes payable	(74,169)	(103,180)
Net proceeds from issuances of common shares	221,613	116,657
Proceeds received from dividend reinvestment and exercise of stock options	66	88
Cash distributions	(18,010)	(14,941)
Net cash provided by (used in) financing activities	128,708	(1,519)
Net change in cash and cash equivalents	125,917	(2,045)
Cash and cash equivalents, at beginning of year	8,876	9,245
Cash and cash equivalents, at end of period	$134,793	$7,200
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”) consisting of enclosed and open-air regional malls, super regional malls (“Malls”), and community shopping centers (“Community Centers”).  At March 31, 2012, GRT both owned interests in and managed 27 Properties, consisting of 24 Malls (19 wholly-owned and five partially owned through joint ventures) and three Community Centers (two wholly-owned and one partially owned through a joint venture). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has an interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of March 31, 2012, GRT was a limited partner in GPLP with a 97.9% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive (Loss) Income, Statement of Equity, and Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2011.

No material subsequent events have occurred since March 31, 2012 that required recognition or disclosure in these financial statements.

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

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amount of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods.  The Company’s policy is to record a periodic provision for doubtful accounts based on total revenues.  The Company also periodically reviews specific tenant and other receivable balances and determines whether an additional allowance is necessary.  In recording such a provision, the Company considers a tenant’s or other party's creditworthiness, ability to pay, probability of collections and consideration of the retail sector in which the tenant operates.  The allowance for doubtful accounts is reviewed and adjusted periodically based upon the Company’s historical experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company evaluates the recoverability of its investments in real estate assets to be held and used each quarter and records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income and conducts a detailed evaluation of the respective property.  The evaluation considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition requirements of ASC Topic 718 - “Compensation-Stock Compensation.”  ASC 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  The cost of the share award is expensed over the requisite service period (usually the vesting period).

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815 - “Derivative and Hedging.”  The objective is to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under this guidance; and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether the joint venture is a VIE are all considered in determining if the arrangement qualifies for consolidation. The Company evaluates our investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

The Company has determined that it is the primary beneficiary in one VIE, and has consolidated it as disclosed in Note  4 - “Investment in Joint Ventures - Consolidated.”

The Company accounts for its investments in unconsolidated real estate entities using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of equity in net income or loss beginning on the date of acquisition and reduced by distributions received.  The income or loss of each joint venture investor is allocated in accordance with the provisions of the applicable operating agreements.  The allocation provisions in these agreements may differ from the ownership interest held by each investor.  Any differences between the carrying amount of the Company’s investment in the respective joint venture and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets as applicable.

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

Noncontrolling Interest

Noncontrolling interest at March 31, 2012 and December 31, 2011, represents the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).

Income or loss allocated to noncontrolling interest related to the Unit Holders ownership percentage of the Operating Partnership is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders by the total number of OP Units outstanding at the time of the determination.  The issuance of additional common shares of beneficial interest of GRT (the “Common Shares,” “Shares,” “Share,” or “Stock”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying Consolidated Balance Sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities accounted for changes in the following areas:  a) investment in real estate - $(916), b) mortgage notes payable $(65), c) accounts payable and accrued liabilities - $885, and d) accumulated other comprehensive loss - $32.

Share distributions of $13,944 and $11,597 were declared, but not paid as of March 31, 2012 and December 31, 2011, respectively.  Operating Partnership distributions of $273 and $279 were declared, but not paid as of March 31, 2012 and December 31, 2011, respectively.  Distributions for GRT's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of March 31, 2012 and December 31, 2011.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared, but not paid as of March 31, 2012 and December 31, 2011.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Statements of Operations and Comprehensive (Loss) Income required by ASC Topic 205 - “Presentation of Financial Statements” have been made in the financial statements, in order to conform to the 2012 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  During the fourth quarter of 2011, the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, this land is classified as held-for-sale as of March 31, 2012 and December 31, 2011. During the first quarter of 2012, the Company entered into a contract to sell an outparcel located at Northtown Mall. Accordingly, this outparcel is classified as held-for-sale as of March 31, 2012.  The financial results for these assets are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The net book value of the assets and liabilities associated with these assets are reflected as held-for-sale in the Consolidated Balance Sheets.  The table below provides information on the held-for-sale assets:

	March 31, 2012	December 31, 2011
Real estate assets held-for-sale	$9,379	$4,056
Non-real estate assets associated with Property held-for-sale	$131	$—

4.	Investment in Joint Ventures – Consolidated

As of March 31, 2012, the Company has an interest in a consolidated joint venture; the VBF Venture (defined below), which qualifies as a VIE under ASC Topic 810. The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

•	VBF Venture

On October 5, 2007, an affiliate of the Company entered into an agreement with Vero Venture I, LLC to form Vero Beach Fountains, LLC (the “VBF Venture”).  The VBF Venture is evaluating a potential retail development in Vero Beach, Florida.  The Company contributed $5,000 in cash for a 50% interest in the VBF Venture.  The economics of the VBF Venture require the Company to receive a preferred return and 75% of the distributions from the VBF Venture until such time as the capital contributed by the Company is returned.

The Company did not provide any additional financial support to the VBF Venture during the three months ended March 31, 2012.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the VBF Venture’s total assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Investment in real estate, net	$3,658	$3,658
Total Assets	$3,658	$3,658
Total Liabilities	$2	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities as of March 31, 2012 consisted of investments in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture with Blackstone ("Blackstone") the (“Blackstone Joint Venture”) that owns and operates both Lloyd Center located in Portland, Oregon and WestShore Plaza located in Tampa, Florida. The Blackstone Joint Venture was formed in March 2010.

•	Pearlridge Venture

This investment consists of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The Pearlridge Venture owns and operates Pearlridge Center which is located in Aiea, Hawaii.

In March of 2012, the Company executed a contract to purchase the 80% indirect ownership interest in Pearlridge Venture from affiliates of Blackstone. The purchase price for this ownership interest will be approximately $289,400, which includes Blackstone's pro-rata share of the $175,000 mortgage debt currently encumbering the Property, which will remain in place after the closing, resulting in a cash purchase price for Blackstone's interest of $149,400. The transaction is expected to close during the second quarter of 2012.

•	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, owns and operates two Mall Properties - Puente Hills Mall in City of Industry, California and Tulsa Promenade ("Tulsa") in Tulsa, Oklahoma.

During the fourth quarter of 2011, the ORC Venture entered into a contingent contract to sell Tulsa. In connection with entering into this contract, the ORC Venture reduced Tulsa's carrying value at December 31, 2011 to an amount consistent with the sales price per the contract. In February of 2012, the contract was terminated during the contingency period. In connection with the first quarter of 2012 quarterly impairment evaluation, as described above in Note 2 - “Summary of Significant Accounting Policies,” the ORC Venture determined a further reduction in the value of Tulsa was warranted due to the uncertainty associated with the terminated sales contract. The Company's proportionate share of this additional impairment loss amounts to $3,932 for the quarter ended March 31, 2012, and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive (Loss) Income within "Equity in (loss) income of unconsolidated real estate entities, net." The Company also reduced the carrying value of a note receivable it made to an affiliate of the ORC Venture. The recorded value of this note was reduced by $3,322 to its estimated net recoverable amount, which is reflected in the Consolidated Statement of Operations and Comprehensive (Loss) Income within "Provision for doubtful accounts."

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property. The Surprise Venture, formed in 2006, owns and operates Town Square at Surprise, a 25,000 square foot community shopping center located in Surprise, Arizona.

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to the Ventures described above.  The Company recognized fee and service income of $2,177 and $2,065 for the three months ended March 31, 2012 and 2011, respectively.

The following Balance Sheets and Statements of Operations, for each period reported, include the Blackstone Joint Venture, Pearlridge Venture, ORC Venture, and the Surprise Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss generated by the Ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Ventures accounted for using the equity method is presented below:

Balance Sheets	March 31, 2012	December 31, 2011
Assets:
Investment properties at cost, net	$715,672	$726,390
Construction in progress	11,309	10,485
Intangible assets (1)	27,740	29,919
Other assets	43,905	46,802
Total assets	$798,626	$813,596
Liabilities and members’ equity:
Mortgage notes payable	$457,125	$458,937
Notes payable (2)	5,000	5,000
Intangibles (3)	25,466	26,496
Other liabilities	17,159	17,615
	504,750	508,048
Members’ equity	293,876	305,548
Total liabilities and members’ equity	$798,626	$813,596
GPLP’s share of members’ equity	$119,366	$124,229

(1)	Includes value of acquired in-place leases.

(2)	Amount represents a note payable to GPLP.

(3)
Includes the net value of $4,096 and $4,432 for above-market acquired leases as of March 31, 2012 and December 31, 2011, respectively, and $29,562 and $30,928 for below-market acquired leases as of March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012	December 31, 2011
Members’ equity	$119,366	$124,229
Advances and additional costs	641	564
Investment in and advances to unconsolidated real estate entities	$120,007	$124,793

	For the Three Months Ended March 31,
Statements of Operations	2012	2011
Total revenues	$30,570	$30,900
Operating expenses	15,160	14,975
Depreciation and amortization	9,259	9,447
Impairment loss	7,562	—
Operating (loss) income	(1,411)	6,478
Other expenses, net	159	99
Interest expense, net	5,694	6,148
Net (loss) income	(7,264)	231
Preferred dividend	8	8
Net (loss) income from the Company’s unconsolidated real estate entities	$(7,272)	$223
GPLP’s share of (loss) income from unconsolidated real estate entities	$(3,474)	$265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable, net – Assets Held-for-Investment:	March 31, 2012	December 31, 2011
Billed receivables	$4,499	$6,071
Straight-line receivables	17,762	17,287
Unbilled receivables	4,500	7,249
Less: allowance for doubtful accounts	(4,150)	(3,734)
Tenant accounts receivable, net	$22,611	$26,873

Accounts Receivable, net – Assets Held-for-Sale (1):	March 31, 2012	December 31, 2011
Billed receivables	$—	$—
Straight-line receivables	131	—
Unbilled receivables	—	—
Less: allowance for doubtful accounts	—	—
Tenant accounts receivable, net	$131	$—

(1)Included in non-real estate assets associated with Property held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of March 31, 2012 and December 31, 2011 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2012	2011	2012	2011
Fixed Rate:
Dayton Mall Venture, LLC	$50,194	$50,529	8.27%	8.27%	(i)	(a)	$49,864	(e)
PFP Columbus, LLC	127,787	128,570	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	142,993	143,846	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	98,989	99,551	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	53,990	54,309	7.54%	7.54%	(i)	(a)	$49,969	(f)
Glimcher Merritt Square, LLC	55,800	55,999	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	68,566	68,829	4.91%	4.91%		(a)	$64,577	October 1, 2015
RVM Glimcher, LLC	47,917	48,097	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,239	41,388	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	54,007	54,153	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,140	44,277	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,681	41,833	4.90%	4.90%		(a)	$34,569	July 6, 2021
Leawood TCP, LLC	76,908	—	5.00%	—		(a)	$52,465	(o)
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	983,211	910,381
Variable Rate:
Catalina Partners, LP	40,000	40,000	3.40%	3.41%	(j)	(n)	$40,000	(g)
Kierland Crossing, LLC	140,633	140,633	2.85%	2.86%	(h)	(b)	$140,633	(d)
SDQ III Fee, LLC	15,000	15,000	3.14%	3.20%	(l)	(b)	$15,000	(m)
	195,633	195,633
Other:
Fair value adjustments	(895)	(961)
Extinguished debt	—	70,000		3.30%
Mortgage Notes Payable	$1,177,949	$1,175,053

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest.

(d)	The loan matures on May 29, 2012; however, the Company has a one-year extension option that would extend the maturity date of the loan to May 29, 2013.

(e)	The loan matures in July 2027, with an optional prepayment (without penalty) date on July 11, 2012.

(f)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(g)
The loan matured on April 23, 2012; however, the Company exercised its option to extend the maturity date of the loan to April 23, 2013. In April 2012, the Company reduced the loan amount by $6,200 to a balance of $33,800.

(h)	Interest rate of LIBOR plus 2.50%. $125,000 was fixed through a swap agreement at a rate of 2.86% at March 31, 2012 and December 31, 2011.

(i)	Interest rate escalates after optional prepayment date.

(j)
Interest rate of LIBOR plus 3.0% and increasing to LIBOR plus 3.5% during the extension period.  $30,000 has been fixed through a swap agreement at a rate of 3.45% at March 31, 2012 and December 31, 2011.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of the Jersey Gardens Mall site.  Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rate of LIBOR plus 2.9%.

(m)	The loan matures on June 1, 2012; however, the Company has a six-month extension option that would extend the maturity date of the loan to December 1, 2012.

(n)	The loan requires monthly payments of interest only through the maturity date. During the extension period, monthly payments of principal and interest are required.

(o)	The loan has a 15-year term based on a call date of February 1, 2027.

All mortgage notes payable are collateralized by the respective Properties having net book values of $1,395,230 and $1,384,982 at March 31, 2012 and December 31, 2011, respectively. Certain loans listed above contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company's affiliate borrowers are in compliance with all covenants at March 31, 2012. Additionally, $123,000 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of Jersey Gardens remain guaranteed by GRT as of March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.	Note Payable

GPLP's secured credit facility (the “Credit Facility”) has a total borrowing availability of $250,000. GPLP may increase the total borrowing availability to $400,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment.  The Credit Facility matures on October 12, 2014 and contains an option to extend the maturity date an additional year to October 12, 2015. The interest rate ranges from LIBOR plus 2.00% to LIBOR plus 2.75% based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of March 31, 2012 is LIBOR plus 2.25%. The Credit Facility is secured by perfected first mortgage liens with respect to four of the Company's Mall Properties, two Community Center Properties, and certain other assets. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of March 31, 2012.

At March 31, 2012, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $0.  Additionally, $327 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of March 31, 2012, and accounting for the aforementioned holdback, the unused balance of the Credit Facility available to the Company was $249,673.

At December 31, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $78,000.  Additionally, $327 represented a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2011, the unused balance of the Credit Facility available to the Company was $171,673 and the average interest rate on the outstanding balance was 2.71% per annum.

9.	Equity Offerings

On March 27, 2012, GRT completed a secondary public offering of 23,000,000 Common Shares at a price of $9.90 per share, which included 3,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $217,726.

During the three months ended March 31, 2012, GRT issued 422,200 Common Shares under an at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $9.55 per Common Share, generating net proceeds of $3,887 after deducting $145 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of March 31, 2012, GRT had $53,238 available for issuance under the GRT ATM Program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recognized $0 and $32 of hedge ineffectiveness in earnings during the three months ended March 31, 2012 and 2011, respectively.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $31 will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had two outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $155,000. Both derivative instruments were interest rate swaps.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

	Liability Derivatives
	As of March 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$31	Accounts Payable & Accrued Expenses	$(2)

The derivative instruments were reported at their fair value of $31 and $(2) in accounts payable and accrued expenses at March 31, 2012 and December 31, 2011, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,			March 31,			March 31,
	2012	2011		2012	2011		2012	2011
Interest Rate Products	$(76)	$376	Interest expense	$(43)	$(1,998)	Interest expense	$—	$32

During the three months ended March 31, 2012, the Company recognized additional other comprehensive income of $(33), to adjust the carrying amount of the interest rate swaps to their fair values at March 31, 2012, net of $43 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(1) of OCL to the noncontrolling interest during the three months ended March 31, 2012.

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

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $49. As of March 31, 2012, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $49.

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

The Company has derivatives that must be measured under the fair value standard.  The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

In connection with the quarterly impairment evaluation described in Note 2 – “Summary of Significant Accounting Policies,” management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  In accordance with ASC 360 – “Property Plant and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss during the year ended December 31, 2011.  The Company valued the parcel based upon an independent review of comparable land sales.

The table below presents the Company’s assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Liabilities:
Derivative instruments, net	$—	$31	$—	$31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Developments in progress	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

12.	Stock-Based Compensation

Restricted Common Shares

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

The compensation expense for all restricted Common Shares for the three months ended March 31, 2012 and 2011 was $264 and $231, respectively.  The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.3 years, is $2,533 as of March 31, 2012.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  Compensation expense recorded for the Company’s share option plans was $133 and $45 for the three months ended March 31, 2012 and 2011, respectively.

Performance Shares

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

The compensation expense recorded for the Incentive Plan was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.”   The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.  The fair value of the performance shares allocated under the Incentive Plan was determined to be $8.64 per share for a total compensation amount of $893 to be recognized over the Performance Period.  The amount of compensation expense related to the Incentive Plan for the three months ended March 31, 2012 was $79.  As the performance shares were issued after March 31, 2011, the Company did not record any compensation expense during the three months ended March 31, 2011 relating to the Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Commitments and Contingencies

At March 31, 2012, there were 2.7 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2012 is $27,716 based upon a per unit value of $10.16 at March 31, 2012 (based upon a five-day average closing price of the Common Stock from March 23, 2012 to March 29, 2012).

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the table below:

	For the Three Months Ended March 31,
	2012			2011
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Loss from continuing operations	$(5,495)			$(164)
Less: preferred stock dividends	(6,137)			(6,137)
Noncontrolling interest adjustments (1)	263			186
Loss from continuing operations	$(11,369)	117,517	$(0.10)	$(6,115)	98,234	$(0.06)

Income from discontinued operations	$13			$142
Noncontrolling interest adjustments (1)	—			(4)
Income from discontinued operations	$13	117,517	$0.00	$138	98,234	$0.00
Net loss to common shareholders	$(11,356)	117,517	$(0.10)	$(5,977)	98,234	$(0.06)
Diluted EPS:
Loss from continuing operations	$(5,495)	117,517		$(164)	98,234
Less: preferred stock dividends	(6,137)			(6,137)
Operating partnership units		2,754			2,986
Loss from continuing operations	$(11,632)	120,271	$(0.10)	$(6,301)	101,220	$(0.06)
Income from discontinued operations	$13	120,271	$0.00	$142	101,220	$0.00
Net loss to common shareholders before noncontrolling interest	$(11,619)	120,271	$(0.10)	$(6,159)	101,220	$(0.06)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

All Common Share equivalents have been excluded as of March 31, 2012 and 2011.  GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and are included in the weighted average outstanding share amounts.

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

Financial results of Properties sold or classified as held-for-sale by the Company are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income.  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended March 31,
	2012	2011
Revenues	$107	$2,034
Operating expenses	(95)	(1,101)
Operating income	12	933
Interest income (expense), net	1	(791)
Net income from discontinued operations	$13	$142

The reduction in revenues, operating expenses and interest expense for the three months ended March 31, 2012 as compared to March 31, 2011 relate primarily to Polaris Towne Center, which was sold during the fourth quarter of 2011.

16.	Intangible Assets Associated with Acquisitions

Intangibles assets as of March 31, 2012, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, Merritt Square Mall in Merritt Island, Florida, and Town Center Plaza located in Leawood, Kansas.

Gross intangibles are comprised of an asset for acquired above-market leases of $7,514, a liability for acquired below-market leases of $15,242, an asset for tenant relationships of $2,689, and an asset for in-place leases for $11,875.  Intangibles related to above and below-market leases are primarily amortized as a net increase to minimum rents on a straight-line basis over the lives of the leases with a remaining weighted average amortization period of 8.9 years.  Amortization of the tenant relationships is recorded as amortization expense on a straight-line basis over an estimated remaining life of 4.8 years.  Amortization of the in-place leases is being recorded as amortization expense over the life of the leases to which they pertain with a remaining weighted amortization period of 6.7 years.

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $492 and $24 for the three months ended March 31, 2012 and 2011, respectively. The amortization for the three months ended March 31, 2011 also includes activity from Polaris Towne Center which was sold during December 2011. The table below identifies the account balances of the intangible assets as well as their location on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

		Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	March 31, 2012	December 31, 2011
Above-Market Leases	Accounts payable and accrued expenses	$4,184	$4,327
Below-Market Leases	Accounts payable and accrued expenses	$(5,261)	$(5,548)
Tenant Relationships	Prepaid and other assets	$983	$1,034
In-Place Leases	Building, improvements, and equipment	$6,687	$7,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 2.85% to 6.00% per annum at March 31, 2012 and from 2.89% to 6.25% at December 31, 2011), the fair value of GRT's mortgage notes payable is estimated at $1,212,854 and $1,205,046 at March 31, 2012 and December 31, 2011, respectively, compared to its carrying amounts of $1,177,949 and $1,175,053, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity and not just the individual entities and Properties owned by GRT.

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

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”) consisting of enclosed and open-air regional malls, super regional malls (“Malls”), and community shopping centers (“Community Centers”).  As of March 31, 2012, we owned interests in and managed 27 Properties located in 15 states, consisting of 24 Malls (five of which are partially owned through joint ventures) and three Community Centers (one of which is partially owned through a joint venture).  The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 93.8% was occupied at March 31, 2012.

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

Our strategy is to be a leading REIT focusing on enclosed malls and other anchored retail properties located primarily in the top 100 metropolitan statistical areas by population.  We expect to continue investing in select development opportunities and in strategic acquisitions of mall and other anchored retail properties that provide growth potential while disposing of non-strategic assets.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that are reasonably likely to occur could materially impact the financial statements.  No material changes to our critical accounting policies have occurred since the fiscal year ended December 31, 2011.

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, impairment adjustments associated with depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net loss to common shareholders	$(11,356)	$(5,977)
Add back (less):
Real estate depreciation and amortization	19,054	16,145
Equity in loss (income) of unconsolidated entities, net	3,474	(265)
Pro-rata share of unconsolidated entities funds from operations	3,564	3,484
Noncontrolling interest in operating partnership	(263)	(182)
Funds From Operations	$14,473	$13,205

FFO increased by $1.3 million, or 9.6%, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  During the three months ended March 31, 2012, we experienced a $4.2 million increase in minimum rents when compared to the three months ended March 31, 2011. This increase in minimum rents was primarily driven by our December 2011 acquisition of Town Center Plaza ("Town Center") located in Leawood, Kansas and by new tenant openings during the period at Scottsdale Quarter. Also, we experienced a $1.4 million decrease in interest expense. This decrease was driven by lower outstanding borrowings. Also contributing to the decrease in interest were charges related to the termination of interest rate protection agreements during the three months ended March 31, 2011, which we did not incur during the three months ended March 31, 2012.

Offsetting these increases to FFO, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the venture (the "ORC Venture") that owns Tulsa Promenade (“Tulsa”), by $3.3 million that was recorded as a provision for doubtful accounts. During the three months ended March 31, 2012, the sales contract for Tulsa was terminated during the contingency period. Based upon the current marketing efforts ongoing to sell Tulsa, the ORC Venture reduced the estimated sales value of the property and determined that the estimated proceeds from the sale would not be sufficient to pay the note receivable that the Company held from Tulsa REIT. Accordingly, we reduced the value of the note receivable from Tulsa REIT to its estimated net recoverable amount.

Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Total revenues increased 9.1%, or $5.8 million, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Of this amount, minimum rents increased $4.2 million, percentage rents increased $49,000, tenant reimbursements increased $1.5 million, and other income increased $118,000.

Minimum Rents

Minimum rents increased 10.8%, or $4.2 million, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  During the three months ended March 31, 2012, we experienced a $2.3 million increase in minimum rents associated with our acquisition of Town Center. We also experienced a $1.7 million increase from Scottsdale Quarter located in Scottsdale, Arizona. This increase can be attributed to new tenant openings.

Percentage Rents

Percentage rents increased by 3.7% or $49,000, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 8.0%, or $1.5 million, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Of the increase, $1.1 million is a result of our acquisition of Town Center. The remaining increase can be primarily attributed to an overall increase in property operating expenses for the remaining properties of $467,000.

Other Revenues

Other revenues increased 2.3%, or $118,000, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Inc. (Dec.)
Licensing agreement income	$1,567	$1,682	$(115)
Outparcel sale	215	—	215
Sponsorship income	379	345	34
Fee and service income	2,177	2,065	112
Other	913	1,041	(128)
Total	$5,251	$5,133	$118

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended March 31, 2012, we sold an outparcel at Grand Central Mall, located in City of Vienna, West Virginia for $215,000.  We had no outparcel sales during the three months ended March 31, 2011.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 18.3%, or $8.5 million, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Property operating expenses increased $15,000, real estate taxes increased $1.5 million, the provision for doubtful accounts increased $3.2 million, other operating expenses decreased $44,000, depreciation and amortization increased $3.3 million, and general and administrative costs increased $543,000.

Property Operating Expenses

Property operating expenses increased $15,000, or 0.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We experienced an increase of $385,000 in costs related to our acquisition of Town Center. Also, we experienced a $291,000 increase in salaries and benefits. Furthermore, we experienced a $125,000 increase in insurance costs related to property liability insurance. Offsetting these increases was an $838,000 decrease in snow removal expenses.

Real Estate Taxes

Real estate taxes increased $1.5 million, or 20.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Of this increase, $674,000 can be attributed to various Properties located in Ohio. We also experienced an additional $662,000 in real estate taxes associated with the purchase of Town Center. The remaining portion of the increase can be attributed to various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $4.1 million for the three months ended March 31, 2012, compared to $964,000 for the three months ended March 31, 2011.  The provision for the three months ended March 31, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT. During the three months ended March 31, 2012, the sales contract for Tulsa was terminated during the contingency period. Based upon the current marketing efforts ongoing to sell Tulsa, the ORC Venture reduced the estimated sales value of the property. Accordingly, the value of the note receivable from Tulsa REIT was reduced by $3.3 million to its estimated net recoverable amount.

Other Operating Expenses

Other operating expenses decreased 1.6%, or $44,000, for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  We incurred $434,000 less in professional fees associated with tenant related collection matters.  Offsetting this decrease, we expensed $126,000 in costs related to a project that we no longer continue to pursue. Also, we experienced $69,000 in costs associated with the sale of an outparcel at Grand Central Mall. During the three months ended March 31, 2011, we did not have any outparcel sales. Lastly, we incurred $70,000 in additional costs for services we provide to our joint ventures.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.3 million, or 20.5%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  We experienced a $1.8 million increase in depreciation expense associated with Scottsdale Quarter.  This change can be primarily attributed to an increase in the level of assets placed in service at this development.  We also experienced a $1.7 million increase due to our acquisition of Town Center.

General and Administrative

General and administrative expenses were $5.5 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to compensation and legal fees.  Offsetting these increases, we experienced a decrease in expenses related to business travel.

Interest Income

Interest income was $2,000 for the three months ended March 31, 2012 compared with interest income of $330,000 for the three months ended March 31, 2011. This decrease is primarily attributed to interest that is no longer being accrued on a note receivable due from Tulsa REIT.

Interest expense/capitalized interest

Interest expense decreased 7.8%, or $1.4 million, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The summary below identifies the decrease by its various components (dollars in thousands).

	For the Three Months Ended March 31,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,254,175	$1,258,869	$(4,694)
Average rate	5.09%	5.68%	(0.59)%
Total interest	$15,959	$17,876	$(1,917)
Amortization of loan fees	985	2,138	(1,153)
Capitalized interest	(489)	(2,962)	2,473
Swap termination fees	—	819	(819)
Other	233	233	—
Interest expense	$16,688	$18,104	$(1,416)

The decrease in interest expense was due to decreases in the average loan balance, average rate, termination fees for interest rate protection agreements, and loan fee amortization.  The average loan balance decreased due primarily to our use of proceeds from the at-the-market equity offering program ("GRT ATM Program") instituted in May 2011 to reduce the outstanding borrowings under our corporate credit facility. The average rate has decreased due to the refinancing of mortgages and the removal of the LIBOR floor in our corporate credit facility as part of the modification completed in March 2011. Amortization of loan fees decreased due to the Scottsdale Quarter construction loan fees being fully amortized in May 2011 and to the write-off of loan fees associated with the payoff of the loan agreements in connection with the March 2011 modification of the credit facility. The termination fees for interest rate protection agreements incurred during the first quarter of 2011 were also related to the payoff of debt in connection with the modification of the credit facility that was completed in March 2011. These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net in both periods contain results from our investments in the ORC Venture that owns both Puente Hills Mall (“Puente”) and Tulsa, the joint venture that owns the Town Square at Surprise (“Surprise”), the joint venture (the "Blackstone Venture") that owns Lloyd Center ("Lloyd") and WestShore Plaza ("Westshore"), and the joint venture ("Pearlridge Venture") that owns Pearlridge Center ("Pearlridge").  Net (loss) income of the unconsolidated entities was $(7.3) million and $223,000 for the three months ended March 31, 2012 and 2011, respectively.  Our proportionate share of this activity was a (loss) income of $(3.5) million and $265,000 for the three months ended March 31, 2012 and 2011, respectively.

In February 2012, the contract to sell Tulsa was terminated during the contingency period. The ORC Venture determined a further reduction in the carrying value of Tulsa was warranted due to the uncertainty associated with the terminated sales contract and planned sale of Tulsa. Accordingly, the ORC Venture recorded a $7.6 million impairment loss, of which our proportionate share amounts to $3.9 million.
Discontinued Operations

Total revenues from discontinued operations were $107,000 and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.  The net income from discontinued operations during the three months ended March 31, 2012 and 2011 was $13,000 and $142,000, respectively.  The activity in discontinued operations primarily relates to the operating results of Polaris Towne Center, which was sold during the fourth quarter of 2011.

Allocation to Noncontrolling Interest

The allocation of loss to noncontrolling interest was $(263,000) and $(182,000) for the three months ended March 31, 2012 and 2011, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuances of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions and development projects. Also, as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving debt and equity markets, we have remained focused on addressing our near-term debt maturities.  On January 17, 2012, we completed a $77.0 million mortgage loan secured by Town Center.  We used $70.0 million of the loan proceeds to repay the existing bridge loan with the remainder of the proceeds being used to reduce the outstanding principal amount under the credit facility.

On March 21, 2012 we executed a contract to purchase the 80% indirect ownership interest in Pearlridge ("Pearlridge Acquisition") from an affiliate of The Blackstone Group (“Blackstone”). The purchase price for this ownership interest will be approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt currently encumbering the Property, which will remain in place after the closing and will be included with our other long term indebtedness for consolidated real estate properties, resulting in a cash purchase price for Blackstone's interest of approximately $149.4 million. The Company anticipates that the acquisition will be funded through the net proceeds from the March Offering ( as defined below) and available funds from our credit facility.

On March 27, 2012, we completed an underwritten secondary public offering of 23,000,000 Common Shares, at a price of $9.90 per share (the “March Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses were $217.7 million. GRT used a portion of the proceeds from this secondary public offering to reduce the outstanding principal amount under the credit facility and expects to use a portion of the remaining proceeds to fund the Company's acquisition of the aforementioned interest in Pearlridge.

During the three months ended March 31, 2012, GRT issued 422,200 Common Shares under the GRT ATM Program at a weighted average issue price of $9.55 per Common Share, generating net proceeds of $3.9 million after deducting $145,000 of offering related costs and commissions. Of this total, 225,000 Common Shares were sold at an average price of $9.14 per share at the end of the fourth quarter of 2011, but settled in the first quarter of 2012.  The remaining 197,200 Common Shares were sold and issued during the first quarter at an average price of $10.02 per share, generating net proceeds of $1.9 million.  GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the credit facility. As of March 31, 2012, GRT had $53.2 million available for issuance under the GRT ATM Program.

At March 31, 2012, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 43.5%, compared to 50.6% at December 31, 2011.  We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated operations.

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

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's Amended and Restated Declaration of Trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000. At the annual meeting of our shareholders to be held in May 2012, the holders of our Common Shares will be asked to consider and vote upon certain amendments to the Declaration of Trust, including an amendment to increase the number of authorized shares of beneficial interest from 250,000,000 to 350,000,000. This proposal will enhance our flexibility to issue additional equity in the form of common or preferred shares as market conditions may warrant.

At March 31, 2012, the aggregate borrowing availability on the credit facility was $250.0 million, and the outstanding balance was $0. However, $0.3 million represents a holdback on the available balance for letters of credit issued under the credit facility. As of March 31, 2012, the unused balance of the credit facility available to the Company was $249.7 million.

At March 31, 2012, our credit facility was collateralized by first mortgage liens on six Properties having a net book value of $134.7 million and other assets with a net book value of $76.5 million. Our mortgage notes payable were collateralized by first mortgage liens on fifteen of our Properties having a net book value of $1,395.2 million. We have other corporate assets that have a net book value of $7.5 million.

Cash Activity

For the three months ended March 31, 2012

Net cash provided by operating activities was $22.9 million for the three months ended March 31, 2012.  (See also “Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow.)

Net cash used in investing activities was $25.7 million for the three months ended March 31, 2012.  We spent $28.1 million on our investments in real estate.  Of this amount, $14.9 million represents a non-refundable deposit for the Pearlridge Acquisition and $3.7 million related to the development of Scottsdale Quarter.  We also spent $4.0 million to re-tenant existing spaces, with the most significant expenditures occurring at Dayton Mall, Polaris Fashion Place and River Valley Mall.  The remaining amount was spent on operational capital expenditures.

Net cash provided by financing activities was $128.7 million for the three months ended March 31, 2012. We issued additional Common Shares as part of the March Offering, raising net proceeds of $217.7 million.  Additionally, we raised net proceeds of $3.9 million as part of the GRT ATM Program.  We received $77.0 million in proceeds from the issuance of a mortgage note payable secured by Town Center. Offsetting the increases to cash, we made $74.2 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center.  Additionally, regularly scheduled principal payments of $4.2 million were made on various loan obligations.  Also, $18.0 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  Lastly, we reduced our outstanding indebtedness under the credit facility by $78.0 million.

For the three months ended March 31, 2011

Net cash provided by operating activities was $15.5 million for the three months ended March 31, 2011. (See also “Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow.)

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

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2011. We issued additional Common Shares as part of a secondary stock offering in January of 2011, raising net proceeds of $116.7 million. Additionally, we borrowed a net $2.5 million under our credit facility. Offsetting the increases to cash was $103.2 million in principal payments on existing mortgage debt. Of this amount, $23.4 million, $38.5 million, and $37.0 million was used to repay the existing mortgages on Polaris Lifestyle Center, Morgantown Mall and Northtown Mall, respectively. Additionally, regularly scheduled principal payments of $4.3 million were made on various loan obligations. Also, $14.9 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares. Lastly, the Company paid $2.6 million in costs related to the re-financing of the credit facility in March 2011.

Financing Activity - Consolidated

Total debt decreased by $75.1 million during the first three months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2011	$1,175,053	$78,000	$1,253,053
New mortgage debt	77,000	—	77,000
Repayment of debt	(70,000)	—	(70,000)
Debt amortization payments	(4,169)	—	(4,169)
Amortization of fair value adjustment	65	—	65
Net payments, facilities	—	(78,000)	(78,000)
Balance at March 31, 2012	$1,177,949	$—	$1,177,949

On January 17, 2012, a GRT affiliate borrowed $77.0 million (the “Leawood TCP Loan”). The Leawood TCP Loan is evidenced by a promissory note and secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Town Center. The Leawood TCP Loan is non-recourse and has an interest rate of 5.00% per annum and a maturity date of February 1, 2027. The Leawood TCP Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Leawood TCP Loan were used to payoff the existing short term loan that was due on March 5, 2012.

During April 2012, we reduced the balance of the mortgage loan on Colonial Park Mall (the “Colonial Loan”) by $6.2 million to a balance of $33.8 million. We also exercised our option to extend the maturity date of the loan to April 23, 2013. During the extension period, the Colonial Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The interest rate on the Colonial Loan will increase from LIBOR plus 3.0% to LIBOR plus 3.5% per annum during the extension period.

Financing Activity – Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $1.8 million during the first three months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2011	$458,937	$157,684
Repayment of debt	(153)	(79)
Debt amortization payments	(1,659)	(715)
Balance at March 31, 2012	$457,125	$156,890

During December 2011, an agreement was reached that extended the maturity date to January 1, 2012 for the loan on Surprise (the "Surprise Loan"). During January 2012, the venture closed on an additional loan modification that extended the maturity date to June 1, 2012, with two extension options that would move the final maturity date to December 31, 2013, subject to certain conditions. The Surprise Loan requires the borrower to make periodic payments of principal and interest and has an interest rate of LIBOR plus 4.0% or 5.5%, whichever is greater. As of March 31, 2012, $4.6 million (of which $2.3 million represents GRT's 50% share) was drawn under the loan.

During March 2011, an affiliate of the ORC Venture executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011. The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%. During April 2011, an affiliate of the ORC Venture executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011. During September 2011, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan modification that further extended the maturity date to March 14, 2012. However, as required by the Tulsa loan, the ORC Venture was required to market the Property for sale in order to extend the maturity date beyond March 2012. In 2011, the ORC Venture entered into a contingent contract to sell Tulsa and the carrying value of Tulsa was reduced to reflect the sales price of that contract. The contract was terminated on February 21, 2012 during the contingency period. The Tulsa Loan matured on March 14, 2012 and is currently in default. The lender has not initiated any adverse legal action against the Property or Property owner. The ORC Venture is engaged in active discussions with the lender regarding an extension of the Tulsa Loan for six months while continuing to market Tulsa for sale.

At March 31, 2012, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $205.4 million. At March 31, 2012, the Surprise Loan was collateralized with a first mortgage lien on one Property having a net book value of $7.6 million. At March 31, 2012, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $294.7 million. At March 31, 2012, the mortgage notes payable associated with the Property held by the Pearlridge Venture is collateralized with first mortgage liens on one Property having a net book value of $247.0 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Note Payable" to the consolidated financial statements.

At March 31, 2012, we had the following obligations relating to dividend distributions.  In the first quarter of 2012 the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.2 million, to be paid during the second quarter of 2012.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and our 8.125% Series G Cumulative Redeemable Preferred Shares (the "Series G Preferred Shares") pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.5 million per year.  The distribution obligation at March 31, 2012 for Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million, which represent the dividends declared but not paid as of March 31, 2012, respectively.

At March 31, 2012, there were approximately 2.7 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at March 31, 2012 is $27.7 million based upon a per unit value of $10.16 at March 31, 2012 (based upon a five-day average of the Common Stock price from March 23, 2012 to March 29, 2012).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at March 31, 2012 was $3.8 million.

At March 31, 2012, we had executed leases committing to $8.7 million in tenant allowances.  The leases will generate gross rents of approximately $72.1 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various items such as development contractors and other miscellaneous commitments.  These obligations totaled $11.4 million at March 31, 2012.

Commercial Commitments

The terms of our corporate credit facility as of March 31, 2012, are discussed in Note 8 - “Note Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures are as follows:

We have a pro-rata obligation for tenant allowances in the amount of $712,000 for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $1.6 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various items such as development contractors and other miscellaneous commitments.  These obligations totaled $354,000 at March 31, 2012.

The Company currently has two ground lease obligations relating to its Pearlridge and Puente joint ventures.  The ground lease at Pearlridge provides for scheduled rent increases every five years.  The ground lease at Pearlridge expires in 2058, with two ten-year extension options that are exercisable at the option of the Pearlridge Venture.  The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal.  The ground lease at Puente expires in 2059. Our current annual pro-rata share of these obligations, in which we hold a 20% common interest in Pearlridge, and a 52% common interest in Puente, are as follows:  2012 - $714,000, 2013-2014 - $1.9 million, 2015-2016 - $1.5 million, and $51.7 million thereafter.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of March 31, 2012:

	Developments in Progress (dollars in thousands) As of March 31, 2012
	Consolidated Properties	Unconsolidated Proportionate Share	Total
Land for future development	$7,297	$—	$7,297
Scottsdale Quarter land and improvements	31,195	—	31,195
Redevelopment and development	6,006	3,867	9,873
Tenant improvements and tenant allowances	5,369	473	5,842
Other	1,667	155	1,822
Total	$51,534	$4,495	$56,029

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the assets.  The $31.2 million associated with Scottsdale Quarter includes $2.6 million of internal costs.  These costs include items such as interest and wages.

The table below summarizes the amounts spent on capital expenditures for the first quarter of 2012 (dollars in thousands):

	Capital Expenditures for the Three Months Ended March 31, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$4,429	$—	$4,429
Redevelopment and renovation projects	$1,453	$17	$1,470

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$1,323	$1,313	$2,636
Non-anchor stores	2,716	453	3,169
Operational capital expenditures	1,304	294	1,598
Total Property Capital Expenditures	$5,343	$2,060	$7,403

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements and tenant construction allowances, based upon the economics of the lease terms and cash available for making such expenditures.  Our redevelopment expenditures in the first quarter of 2012 relate primarily to new Dick's Sporting Goods stores at Indian Mound Mall in Heath, Ohio and the Dayton Mall in Dayton, Ohio. Our anchor store tenant improvements include improvements for a new Restoration Hardware at Scottsdale Quarter, a new DSW at Dayton Mall, a new Toys 'R' Us store and Burlington Coat renewal at Puente and two new H&M stores at Polaris Fashion Place in Columbus, Ohio and Lloyd.

The tenant improvements for non-anchor stores include stores such as Ulta Cosmetics at River Valley Mall in Lancaster, Ohio, rue21 store at Dayton Mall in Dayton, Ohio and Madewell at Town Center. Tenant improvements for non-anchor stores at the joint venture properties relate primarily to a new Buffalo Wild Wings at Puente.

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

We have started redevelopment projects to update our two outlet Properties, Jersey Gardens in Elizabeth, New Jersey and SuperMall of the Great Northwest in Auburn, Washington ("SuperMall"). We anticipate investing approximately $55 - $65 million during the next 12 - 18 months to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at the Properties.

Our redevelopment and renovation expenditures in 2012 relate primarily to our interior and food court renovation project at River Valley Mall in Lancaster, Ohio and the outlet redevelopment project at Jersey Gardens.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the quarter ended March 31, 2012 primarily relates to our investment in Scottsdale Quarter. The first two phases of Scottsdale Quarter are completed with approximately 519,000 square feet of GLA consisting of approximately 346,000 square feet of retail space with approximately 173,000 square feet of office space above the retail units. Over 80% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have approximately 94% of Phase I and II space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Express, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, iPic Theater, Industrie Denim, lululemon athletica, Nike, Pottery Barn, Republic of Couture, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, more than 90% of the office tenants have now moved in.  The first two phases of Scottsdale Quarter required a net investment in hard costs of approximately $325 million with an expected stabilized return ranging between approximately 6.0% and 6.5%. The hard costs include land, construction and design costs, tenant improvements, third party leasing commissions, and ground lease payments. In addition to the hard costs, we capitalize certain internal leasing costs, development fees, interest and real estate taxes. As of March 31, 2012, we have invested approximately $325 million in hard costs in the first two phases of the project.

With respect to Phase III of Scottsdale Quarter, our goal in 2012 is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the project. In addition to retail, a portion of Phase III of Scottsdale Quarter could be for various uses including residential, lodging or office. A portion of the Phase III real estate has been formally listed by a broker and negotiations with several interested parties continue, but at this point no contract has been executed.

We also continue to actively pursue a variety of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended March 31, 2012 were $414 compared to $376 for the twelve month period ended March 31, 2011.  Mall Store Sales include only those stores open for the twelve months ended March 31, 2012 and 2011.

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

Portfolio occupancy statistics, by property type, are summarized below:

	Occupancy (1)
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011

Total Occupancy
Core Malls (2) (3)	93.8%	94.8%	94.3%	93.6%	94.1%
Mall Portfolio – Excluding Joint Ventures	92.9%	93.9%	93.3%	92.4%	93.2%
Total Community Center Portfolio	90.7%	90.2%	95.0%	93.0%	96.1%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	The Company placed the square footage for the completed phases of Scottsdale Quarter in service during the second quarter of 2011.

(3)	Includes the Company’s joint venture Malls.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At March 31, 2012, approximately 96.6% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.8 years and a weighted-average interest rate of approximately 5.4%.  At December 31, 2011, approximately 85.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.4 years, and a weighted-average interest rate of approximately 5.4%.  The remainder of our debt at March 31, 2012 and December 31, 2011, bears interest at variable rates with weighted-average interest rates of approximately 3.1% and 3.0%, respectively.

At March 31, 2012, the fair value of our debt (excluding borrowings under our credit facility) was $1,212.9 million, compared to its carrying amount of $1,177.9 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at March 31, 2012, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $0.4 million per year.  Also, the fair value of our debt would decrease by approximately $33.3 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $0.1 million per year and increase the fair value of our debt by approximately $35.4 million.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10 - "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the first quarter of 2012 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

There are no material changes to any of the risk factors as previously disclosed in Item 1A to Part I of the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.143	Purchase and Sale Agreement, dated as of March 20, 2012, by and between BRE/Pearlridge Member LLC and GRT Pearlridge, LLC.
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:          April 26, 2012