Form 10-Q
period 2012-06-30
GLIMCHER REALTY TRUST
filed 2012-07-27
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 140,141,943 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

	June 30, 2012
ASSETS	(unaudited)	December 31, 2011
Investment in real estate:
Land	$340,438	$312,496
Buildings, improvements and equipment	2,334,277	1,876,048
Developments in progress	58,932	46,530
	2,733,647	2,235,074
Less accumulated depreciation	664,142	634,279
Property and equipment, net	2,069,505	1,600,795
Deferred costs, net	29,002	24,505
Real estate assets held-for-sale	9,384	4,056
Investment in and advances to unconsolidated real estate entities	101,482	124,793
Investment in real estate, net	2,209,373	1,754,149

Cash and cash equivalents	15,271	8,876
Non-real estate assets associated with property held-for-sale	137	—
Restricted cash	12,865	18,820
Tenant accounts receivable, net	27,453	26,873
Deferred expenses, net	15,303	15,780
Prepaid and other assets	33,347	36,601
Total assets	$2,313,749	$1,861,099
LIABILITIES AND EQUITY
Mortgage notes payable	$1,335,653	$1,175,053
Notes payable	133,000	78,000
Other liabilities associated with property held-for-sale	166	127
Accounts payable and accrued expenses	83,416	45,977
Distributions payable	20,381	18,013
Total liabilities	1,572,616	1,317,170
Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 2,400,000 shares issued and outstanding	60,000	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 9,500,000 shares issued and outstanding	222,074	222,074
Common Shares of Beneficial Interest, $0.01 par value, 140,123,872 and 115,975,420 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,401	1,160
Additional paid-in capital	1,236,175	1,016,188
Distributions in excess of accumulated earnings	(790,380)	(766,571)
Accumulated other comprehensive loss	(1,045)	(483)
Total Glimcher Realty Trust shareholders’ equity	728,225	532,368
Noncontrolling interest	12,908	11,561
Total equity	741,133	543,929
Total liabilities and equity	$2,313,749	$1,861,099
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended June 30,
	2012	2011
Revenues:
Minimum rents	$46,926	$40,052
Percentage rents	1,771	1,017
Tenant reimbursements	22,653	18,855
Other revenues	5,721	4,807
Total revenues	77,071	64,731
Expenses:
Property operating expenses	16,680	13,798
Real estate taxes	9,439	8,270
Provision for doubtful accounts	564	685
Other operating expenses	6,820	2,521
Depreciation and amortization	22,362	16,838
General and administrative	6,032	5,109
Impairment loss	—	8,995
Total expenses	61,897	56,216

Operating income	15,174	8,515
Interest income	63	367
Interest expense	17,377	18,092
Gain on remeasurement of equity method investment	25,068	—
Equity in loss of unconsolidated real estate entities, net	(1,111)	(7,901)
Income (loss) from continuing operations	21,817	(17,111)
Discontinued operations:
Income from operations	97	254
Net income (loss)	21,914	(16,857)
Add: allocation to noncontrolling interest	(274)	618
Net income (loss) attributable to Glimcher Realty Trust	21,640	(16,239)
Less: Preferred share dividends	6,137	6,137
Net income (loss) to common shareholders	$15,503	$(22,376)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.11	$(0.22)
Discontinued operations	$0.00	$0.00
Net income (loss) to common shareholders	$0.11	$(0.22)

EPS (diluted):
Continuing operations	$0.11	$(0.22)
Discontinued operations	$0.00	$0.00
Net income (loss) to common shareholders	$0.11	$(0.22)
Weighted average common shares outstanding	139,832	102,406
Weighted average common shares and common share equivalents outstanding	142,833	105,351

Net income (loss)	$21,914	$(16,857)
Other comprehensive (loss) income on derivative instruments, net	(539)	851
Comprehensive income (loss)	21,375	(16,006)
Comprehensive loss (income) attributable to noncontrolling interest	9	(64)
Comprehensive income (loss) attributable to Glimcher Realty Trust	$21,384	$(16,070)
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Six Months Ended June 30,
	2012	2011
Revenues:
Minimum rents	$89,676	$78,650
Percentage rents	3,153	2,350
Tenant reimbursements	43,098	37,778
Other revenues	10,972	9,940
Total revenues	146,899	128,718
Expenses:
Property operating expenses	31,141	28,244
Real estate taxes	18,281	15,613
Provision for doubtful accounts	4,706	1,649
Other operating expenses	9,485	5,230
Depreciation and amortization	41,918	33,064
General and administrative	11,529	10,063
Impairment loss	—	8,995
Total expenses	117,060	102,858

Operating income	29,839	25,860
Interest income	65	697
Interest expense	34,065	36,196
Gain on remeasurement of equity method investment	25,068	—
Equity in loss of unconsolidated real estate entities, net	(4,585)	(7,636)
Income (loss) from continuing operations	16,322	(17,275)
Discontinued operations:
Income from operations	110	396
Net income (loss)	16,432	(16,879)
Add: allocation to noncontrolling interest	(11)	800
Net income (loss) attributable to Glimcher Realty Trust	16,421	(16,079)
Less: Preferred share dividends	12,274	12,274
Net income (loss) to common shareholders	$4,147	$(28,353)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$0.03	$(0.29)
Discontinued operations	$0.00	$0.00
Net income (loss) to common shareholders	$0.03	$(0.28)

EPS (diluted):
Continuing operations	$0.03	$(0.29)
Discontinued operations	$0.00	$0.00
Net income (loss) to common shareholders	$0.03	$(0.28)
Weighted average common shares outstanding	128,675	100,316
Weighted average common shares and common share equivalents outstanding	131,763	103,282

Net income (loss)	$16,432	$(16,879)
Other comprehensive (loss) income on derivative instruments, net	(572)	3,225
Comprehensive income (loss)	15,860	(13,654)
Comprehensive loss (income) attributable to noncontrolling interest	10	(94)
Comprehensive income (loss) attributable to Glimcher Realty Trust	$15,870	$(13,748)
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2012
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
			Shares	Amount				Noncontrolling Interest	Total
Balance, December 31, 2011	$60,000	$222,074	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929
Distributions declared, $0.20 per share						(27,956)		(505)	(28,461)
Distribution reinvestment and share purchase plan			5,731	—	48				48
Exercise of stock options			50,632	—	144				144
Restricted stock grant			239,133	2	(2)				—
Cancellation of restricted stock grant			(35,174)	—	—				—
OP unit conversion			465,930	5	—				5
Amortization of performance stock					262				262
Amortization of restricted stock					583				583
Preferred stock dividends						(12,274)			(12,274)
Net income						16,421		11	16,432
Other comprehensive loss on derivative instruments							(562)	(10)	(572)
Stock option expense					327				327
Issuances of common stock			23,422,200	234	231,498				231,732
Stock issuance costs					(11,022)				(11,022)
Transfer to noncontrolling interest in partnership					(1,851)			1,851	—
Balance, June 30, 2012	$60,000	$222,074	140,123,872	$1,401	$1,236,175	$(790,380)	$(1,045)	$12,908	$741,133
 The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$16,432	$(16,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	4,836	1,835
Depreciation and amortization	41,938	33,955
Amortization of financing costs	1,883	3,522
Equity in loss of unconsolidated real estate entities, net	4,585	7,636
Distributions from unconsolidated real estate entities	1,243	4,107
Discontinued development expense	3,348	—
Impairment loss	—	8,995
Gain on sale of outparcels	(561)	—
Gain on remeasurement of equity method investment	(25,068)	—
Stock compensation expense	1,172	699
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(2,630)	1,051
Prepaid and other assets	511	(3,725)
Accounts payable and accrued expenses	(3,192)	(8,051)
Net cash provided by operating activities	44,497	33,145
Cash flows from investing activities:
Additions to investment in real estate net of cash acquired	(266,283)	(25,174)
Additions to investment in unconsolidated real estate entities	—	(41)
Proceeds from sale of outparcels	710	—
Withdrawals from (additions to) restricted cash	7,270	(7,995)
Additions to deferred costs and other	(2,624)	(3,892)
Distribution from unconsolidated real estate entities	5,200	—
Net cash used in investing activities	(255,727)	(37,102)
Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	55,000	(61,553)
Payments of deferred financing costs, net	(1,526)	(3,997)
Proceeds from issuance of mortgages and other notes payable	77,000	44,529
Principal payments on mortgages and other notes payable	(95,384)	(129,157)
Net proceeds from issuances of common shares	220,710	182,779
Proceeds received from dividend reinvestment and exercise of stock options	192	164
Cash distributions	(38,367)	(31,365)
Net cash provided by financing activities	217,625	1,400
Net change in cash and cash equivalents	6,395	(2,557)
Cash and cash equivalents, at beginning of year	8,876	9,245
Cash and cash equivalents, at end of period	$15,271	$6,688
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of open-air centers, enclosed regional malls, outlet centers, and community shopping centers.  At June 30, 2012, GRT both owned interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has an ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP and Glimcher Development Corporation (“GDC”).  As of June 30, 2012, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.  These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Statement of Equity, and Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States of America (“U.S.”).  The consolidated financial statements should be read in conjunction with the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2011.

Material subsequent events that have occurred since June 30, 2012 that require disclosure in these financial statements are presented in Note 19 - “Subsequent Events.”

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

The amounts to be capitalized as a result of acquisitions and developments and the periods over which the assets are depreciated or amortized are determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets. The Company capitalizes direct and indirect costs that are clearly related to the development, construction, or improvement of Properties including internal costs such as interest, taxes and qualifying payroll related expenditures. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method over the estimated useful lives for buildings and improvements using a weighted average composite life of forty years and three to ten years for equipment and fixtures.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances paid in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles.  These intangibles are amortized over the period the retailer is required to operate their store.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income and conducts a detailed evaluation of the respective property.  The evaluation considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Accounting for Acquisitions

The value of the real estate acquired is allocated to acquired tangible assets, consisting of land, buildings and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, acquired in-place leases and the value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, buildings and tenant improvements) is determined by valuing the property as if it were vacant, based on management’s determination of the relative fair values of these assets.  Management determines the fair value of an acquired property using a variety of methods to estimate the fair value of the tangible assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company considers fixed-rate renewal options in its calculation of the fair value of below-market lease intangibles. The Company compares the contractual lease rates to the projected market lease rates and makes a determination as to whether or not to include the fixed-rate renewal option into the calculation of the fair value of below market leases. The determination of the likelihood that a fixed-rate renewal option will be exercised is approached from both a quantitative and qualitative perspective.

From a quantitative perspective, the Company determines if the fixed-rate renewal option is economically compelling to the tenant. The Company also considers qualitative factors such as: overall tenant sales performance, the industry the tenant operates in, the tenant's commitment to the concept, and other information the Company may have knowledge of relating to the particular tenant. This quantitative and qualitative information is then used, on a case-by-case basis, to determine if the fixed rate renewal option should be included in the fair value calculation.

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

Deferred Costs

The Company capitalizes initial direct costs of leases and amortizes these costs over the initial lease term.  The initial direct costs primarily include salaries, commissions and travel of the Company’s leasing and legal personnel.  The costs are capitalized upon the execution of the lease and the amortization period begins the earlier of the store opening date or the date the tenant’s lease obligation begins.

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition requirements of ASC Topic 718 - “Compensation-Stock Compensation.”  ASC Topic 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  The cost of the share award is expensed over the requisite service period (usually the vesting period).

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

Deferred Expenses

Deferred expenses consist principally of fees associated with obtaining financing.  These costs are amortized as interest expense over the terms of the respective agreements.  Deferred expenses in the accompanying Consolidated Balance Sheets are shown net of accumulated amortization.

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

Noncontrolling Interest

Noncontrolling interest at June 30, 2012 and December 31, 2011, represents the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”).

Income or loss allocated to noncontrolling interest related to the Unit Holders' ownership percentage of the Operating Partnership is determined by dividing the number of Operating Partnership Units (“OP Units”) held by the Unit Holders' by the total number of OP Units outstanding at the time of the determination.  The issuance of additional common shares of beneficial interest of GRT (the “Common Shares,” “Shares,” “Share,” or “Stock”) or OP Units changes the percentage ownership in the OP Units of both the Unit Holders and the Company.  Because an OP Unit is generally redeemable for cash or Shares at the option of GPLP, it is deemed to be equivalent to a Share.  Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and noncontrolling interest in the accompanying Consolidated Balance Sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the six months ended June 30, 2012 accounted for changes in the following areas:  a) investment in real estate - $237,358, b) cash in escrow - $1,315, c) investment in joint venture - $(12,283), d) accounts receivable - $2,923, e) deferred costs - $5,582, f) prepaid and other assets - $(2,640), g) mortgage notes payable $(178,985), h) accounts payable and accrued liabilities - $(40,666), and i) accumulated other comprehensive loss - $562.

Share distributions of $14,012 and $11,597 were declared, but not paid as of June 30, 2012 and December 31, 2011, respectively.  Operating Partnership distributions of $232 and $279 were declared, but not paid as of June 30, 2012 and December 31, 2011, respectively.  Distributions for GRT's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of June 30, 2012 and December 31, 2011.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,824 were declared but not paid as of June 30, 2012 and December 31, 2011.

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

Reclassifications

Certain reclassifications of prior period amounts, including the presentation of the Consolidated Statements of Operations and Comprehensive Income (Loss) required by ASC Topic 205 - “Presentation of Financial Statements,” have been made in the financial statements in order to conform to the 2012 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

3.	Real Estate Assets Held-for-Sale

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  During the fourth quarter of 2011, the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, this land is classified as held-for-sale as of June 30, 2012 and December 31, 2011. During the first quarter of 2012, the Company entered into a contract to sell an outparcel located at Northtown Mall. Accordingly, this outparcel is classified as held-for-sale as of June 30, 2012.  The financial results for these assets are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The net book value of the assets and liabilities associated with these assets are reflected as held-for-sale in the Consolidated Balance Sheets.  The table below provides information on the held-for-sale assets:

	June 30, 2012	December 31, 2011
Real estate assets held-for-sale	$9,384	$4,056
Non-real estate assets associated with Property held-for-sale	$137	$—

4.	Investment in Joint Ventures – Consolidated

As of June 30, 2012, the Company has an interest in a consolidated joint venture; the VBF Venture (defined below), which qualifies as a VIE under ASC Topic 810. The Company is the primary beneficiary of the joint venture as it has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and it has the obligation to absorb losses of the VIE or rights to receive benefits from the VIE that could potentially be significant.

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

The Company did not provide any additional financial support to the VBF Venture during the six months ended June 30, 2012.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification of the VBF Venture’s total assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Investment in real estate, net	$3,658	$3,658
Total assets	$3,658	$3,658
Total liabilities	$5	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

5.	Investment in and Advances to Unconsolidated Real Estate Entities

Investment in unconsolidated real estate entities during the three months ended June 30, 2012 consisted of investments in four separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group® ("Blackstone") that owns and operates both Lloyd Center, located in Portland, Oregon, and WestShore Plaza, located in Tampa, Florida. The Blackstone Joint Venture was formed in March 2010.

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

During the fourth quarter of 2011, the ORC Venture entered into a contingent contract to sell Tulsa. In connection with entering into this contract, the ORC Venture reduced Tulsa's carrying value at December 31, 2011 to an amount consistent with the sales price per the contract. In February of 2012, the contract was terminated during the contingency period. In connection with the first quarter of 2012 quarterly impairment evaluation, as described above in Note 2 - “Summary of Significant Accounting Policies,” the ORC Venture determined a further reduction in the value of Tulsa was warranted due to the uncertainty associated with the terminated sales contract. The Company's proportionate share of this additional impairment loss amounted to $3,932 for the quarter ended March 31, 2012, and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss) within "Equity in loss of unconsolidated real estate entities, net." The Company also reduced the carrying value of a note receivable it made to an affiliate of the ORC Venture. The recorded value of this note was reduced by $3,322 to its estimated net recoverable amount, which is reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss) within "Provision for doubtful accounts." As of June 30, 2012, the ORC Venture continues to market the property for sale.

•	Surprise Venture

This investment consists of a 50% interest held by a GPLP subsidiary in a joint venture (the “Surprise Venture”) with the former landowner of the real property. The Surprise Venture, formed in 2006, owns and operates Town Square at Surprise (“Surprise”), a 25,000 square foot community shopping center located in Surprise, Arizona.

During the second quarter of 2012, in connection with the quarterly impairment evaluation described above in Note 2 - “Summary of Significant Accounting Policies,” the Surprise Venture determined that it was more likely than not, that the Surprise Venture will market Surprise for sale. In accordance with ASC Topic 360 - “Property, Plant, and Equipment,” the Surprise Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $3,100 impairment loss. The Company's proportionate share of this impairment loss amounts to $1,550 and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss) within "Equity in loss of unconsolidated real estate entities, net."

•	Pearlridge Venture - through May 8, 2012

This investment consisted of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The Pearlridge Venture owned and operated Pearlridge Center which is located in Aiea, Hawaii.

On May 9, 2012, a GRT affiliate purchased the remaining 80% ownership interest in Pearlridge Venture from affiliates of Blackstone. The details of this transaction are further discussed in Note 18 - "Acquisition of Properties." After the purchase, the Pearlridge Venture was dissolved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Individual agreements specify which services the Company is to provide to each Venture. The Company, through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to the Ventures described above.  The Company recognized fee and service income of $2,075 and $2,008 for the three months ended June 30, 2012 and 2011, respectively, and fee income of $4,252 and $4,073 for the six months ended June 30, 2012 and 2011, respectively.

With the purchase of Blackstone's interest in Pearlridge Center by the Company on May 9, 2012, the assets, liabilities and equity for this Property are no longer included in the combined joint venture Balance Sheet as of June 30, 2012 and are now reported within the Consolidated Balance Sheet.  The Pearlridge Venture is included in the December 31, 2011 joint venture Balance Sheet.  The joint venture Statements of Operations noted below for the three months and the six months ended June 30, 2012 and 2011 includes the results of operations for the Pearlridge Venture for the period from January 1, 2011 through May 8, 2012.

The following Balance Sheets and Statements of Operations, for each period reported, include the Blackstone Joint Venture, ORC Venture, and the Surprise Venture.

The net income or loss generated by the Ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the Ventures accounted for using the equity method is presented below:

Balance Sheets	June 30, 2012	December 31, 2011
Assets:
Investment properties at cost, net	$490,028	$726,390
Construction in progress	3,672	10,485
Intangible assets (1)	8,045	29,919
Other assets	33,133	46,802
Total assets	$534,878	$813,596
Liabilities and members’ equity:
Mortgage notes payable	$296,110	$458,937
Notes payable (2)	5,000	5,000
Intangibles (3)	4,058	26,496
Other liabilities	9,245	17,615
	314,413	508,048
Members’ equity	220,465	305,548
Total liabilities and members’ equity	$534,878	$813,596
GPLP’s share of members’ equity	$100,774	$124,229

(1)	Includes value of acquired in-place leases.

(2)	Amount represents a note payable to GPLP.

(3)
Includes the net value of $1,126 and $4,432 for above-market acquired leases as of June 30, 2012 and December 31, 2011, respectively, and $5,184 and $30,928 for below-market acquired leases as of June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012	December 31, 2011
GPLP's share of members’ equity	$100,774	$124,229
Advances and additional costs	708	564
Investment in and advances to unconsolidated real estate entities	$101,482	$124,793

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Three Months Ended June 30,
Statements of Operations	2012	2011
Total revenues	$23,625	$30,906
Operating expenses	11,838	15,121
Depreciation and amortization	6,326	9,797
Impairment loss	3,100	15,149
Operating income (loss)	2,361	(9,161)
Other expenses, net	70	104
Interest expense, net	4,463	6,055
Net loss	(2,172)	(15,320)
Preferred dividend	8	8
Net loss from the Company’s unconsolidated real estate entities	$(2,180)	$(15,328)
GPLP’s share of loss from unconsolidated real estate entities	$(1,111)	$(7,901)

	For the Six Months Ended June 30,
Statements of Operations	2012	2011
Total revenues	$54,196	$61,808
Operating expenses	26,998	30,094
Depreciation and amortization	15,586	19,247
Impairment loss	10,662	15,149
Operating income (loss)	950	(2,682)
Other expenses, net	230	203
Interest expense, net	10,156	12,204
Net loss	(9,436)	(15,089)
Preferred dividend	16	16
Net loss from the Company’s unconsolidated real estate entities	$(9,452)	$(15,105)
GPLP’s share of loss from unconsolidated real estate entities	$(4,585)	$(7,636)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

6.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

Accounts Receivable, net – Assets Held-for-Investment:	June 30, 2012	December 31, 2011
Billed receivables	$5,530	$6,071
Straight-line receivables	18,551	17,287
Unbilled receivables	8,305	7,249
Less: allowance for doubtful accounts	(4,933)	(3,734)
Tenant accounts receivable, net	$27,453	$26,873

Accounts Receivable, net – Assets Held-for-Sale (1):	June 30, 2012	December 31, 2011
Billed receivables	$—	$—
Straight-line receivables	137	—
Unbilled receivables	—	—
Less: allowance for doubtful accounts	—	—
Tenant accounts receivable, net	$137	$—

(1)Included in non-real estate assets associated with Property held-for-sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of June 30, 2012 and December 31, 2011 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2012	2011	2012	2011
Fixed Rate:
Dayton Mall Venture, LLC	$49,864	$50,529	8.27%	8.27%		(a)	$49,864	(d)
PFP Columbus, LLC	127,013	128,570	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	142,148	143,846	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	98,434	99,551	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	53,676	54,309	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	55,599	55,999	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	68,310	68,829	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	175,000	—	4.60%	—		(m)	$169,999	November 1, 2015
RVM Glimcher, LLC	47,742	48,097	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	41,094	41,388	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	53,868	54,153	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	44,008	44,277	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,532	41,833	4.90%	4.90%		(a)	$34,569	July 6, 2021
Leawood TCP, LLC	76,627	—	5.00%	—		(a)	$52,465	(j)
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,153,915	910,381
Variable Rate:
SDQ III Fee, LLC	15,000	15,000	3.15%	3.20%	(l)	(b)	$15,000	December 1, 2012
Catalina Partners, LP (f)	33,714	40,000	3.75%	3.41%	(g)	(a)	$33,283	April 23, 2013
Kierland Crossing, LLC	130,000	140,633	3.29%	2.86%	(h)	(b)	$130,000	(n)
	178,714	195,633
Other:
Fair value adjustments	3,024	(961)
Extinguished debt	—	70,000		3.30%
Mortgage Notes Payable	$1,335,653	$1,175,053

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)
The loan matures in July 2027, however it was repaid at the optional prepayment date (July 11, 2012). See Note 19 - "Subsequent Events" for further details on repayment of the loan. The Company has executed a term sheet to refinance this debt with a new loan maturing in 2022.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	In April 2012, the Company reduced the loan amount by $6,200 to a balance of $33,800.

(g)	Interest rate of LIBOR plus 3.50%.

(h)
$105,000 was fixed through a swap agreement at a rate of 3.14% at June 30, 2012 and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%. $125,000 was fixed through a swap agreement at a rate of 2.86% at December 31, 2011.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loan has a 15 year term based on a call date of February 1, 2027.

(k)
The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of The Outlet Collection™ - Jersey Gardens site. Although not secured by the Property, the loan is fully guaranteed by GRT.

(l)	Interest rate of LIBOR plus 2.90%.

(m)	The loan requires monthly payments of interest only until November 2013. Thereafter, monthly payments of principal and interest are required.

(n)	The loan matures May 22, 2015, however, a portion of the loan ($107,000) may be extended for one year subject to certain loan extension fees and conditions.

All mortgage notes payable are collateralized by the respective Properties having net book values of $1,760,734 and $1,384,982 at June 30, 2012 and December 31, 2011, respectively. Certain loans listed above contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company's affiliate borrowers are in compliance with all covenants at June 30, 2012. Additionally, $175,800 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of The Outlet Collection - Jersey Gardens remain guaranteed by GRT as of June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

8.	Note Payable

GPLP's secured credit facility (the “Credit Facility”) has a total borrowing availability of $250,000. GPLP may increase the total borrowing availability to $400,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment.  The Credit Facility matures on October 12, 2014 and contains an option to extend the maturity date an additional year to October 12, 2015. The interest rate ranges from LIBOR plus 2.00% to LIBOR plus 2.75% based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of June 30, 2012 is LIBOR plus 2.25%. The Credit Facility is secured by perfected first mortgage liens with respect to four of the Company's Mall Properties, two Community Center Properties, and certain other assets. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  The Credit Facility also includes borrowing availability limits based upon collateral valuation and debt service coverage. No limitation on availability exists as of June 30, 2012. Management believes GPLP is in compliance with all covenants of the Credit Facility as of June 30, 2012.

At June 30, 2012, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $133,000.  Additionally, $517 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of June 30, 2012, the unused balance of the Credit Facility available to the Company was $116,483 and the average interest rate on the outstanding balance was 2.53% per annum.

At December 31, 2011, the commitment level on the Credit Facility was $250,000 and the outstanding balance was $78,000.  Additionally, $327 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2011, the unused balance of the Credit Facility available to the Company was $171,673 and the average interest rate on the outstanding balance was 2.71% per annum.

9.	Equity Offerings

On March 27, 2012, GRT completed a secondary public offering of 23,000,000 Common Shares at a price of $9.90 per share, which included 3,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $216,823.

During the six months ended June 30, 2012, GRT issued 422,200 Common Shares under an at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $9.55 per Common Share, generating net proceeds of $3,887 after deducting $145 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of June 30, 2012, GRT had $53,238 available for issuance under the GRT ATM Program.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had $0 and $28 of hedge ineffectiveness in earnings during the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company had $0 and $(60) of hedge ineffectiveness included in earnings, respectively.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $360 will be reclassified as an increase to interest expense.

As of June 30, 2012, the Company had one outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk with a notional value of $105,000. The derivative instrument was an interest rate swap.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Liability Derivatives
	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$570	Accounts Payable & Accrued Expenses	$(2)

The derivative instruments were reported at their fair value of $570 and $(2) in accounts payable and accrued expenses at June 30, 2012 and December 31, 2011, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2012	2011		2012	2011		2012	2011
Interest Rate Products	$(569)	$(146)	Interest expense	$(30)	$(997)	Interest expense	$—	$28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

During the three months ended June 30, 2012, the Company recognized additional other comprehensive income of $(539), to adjust the carrying amount of the interest rate swaps to their fair values at June 30, 2012, net of $30 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(9) of OCL to the noncontrolling interest during the three months ended June 30, 2012.

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

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,			June 30,			June 30,
	2012	2011		2012	2011		2012	2011
Interest Rate Products	$(645)	$529	Interest expense	$(73)	$(2,697)	Interest expense	$—	$60

During the six months ended June 30, 2012, the Company recognized additional other comprehensive income of $(572) to adjust the carrying amount of the interest rate swaps to fair values at June 30, 2012, net of $73 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(10) of other comprehensive income to noncontrolling interest participation during the six months ended June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

As of June 30, 2012, the fair value of derivative in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to this agreement was $635. As of June 30, 2012, the Company has not posted any collateral related to this agreement. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $635.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

As of June 30, 2012, the Company has identified one fair value measurement using significant unobservable inputs (Level 3). In June 2011, the Company's management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC Topic 360 - “Property, Plant, and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

The table below presents the Company's assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Liabilities:
Derivative instruments, net	$—	$570	$—	$570

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Developments in progress	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

12.	Stock-Based Compensation

Restricted Common Shares

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”) and, commencing during the three month period ending June 30, 2012, the GRT 2012 Incentive Compensation Plan (the "2012 Plan"). Restricted Common Shares issued to GRT's senior executive officers primarily vest in one-third installments over a period of five (5) years beginning on the third anniversary of the grant date. Restricted Common Shares issued for the year ended December 31, 2011 to non-employee members of GRT's Board of Trustees vest in one-third installments over a period of three (3) years beginning on the one year anniversary of the grant date. The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. During the six months ended June 30, 2012, the Company granted 239,133 restricted Common Shares. Of this amount, 193,629 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date and 45,504 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date. During the six months ended June 30, 2011, the Company granted 255,886 restricted Common Shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The compensation expense for all restricted Common Shares was $319 and $274 for the three months ended June 30, 2012 and 2011, respectively and $583 and $505 for the six months ended June 30, 2012 and 2011, respectively. The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 3.8 years, is $4,588 as of June 30, 2012.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the six months ended June 30, 2012 and 2011, the Company issued 297,000 and 246,500 options, respectively. The fair value of each option granted in 2012 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.03%, expected life of six years, annual dividend rates of $0.40, and weighted average volatility of 79.4%. The weighted average fair value of options issued during the six months ended June 30, 2012 was $4.99 per share. Compensation expense recorded for the Company’s share option plans was $194 and $95 for the three months ended June 30, 2012 and 2011, respectively, and $327 and $140 for the six months ended June 30, 2012 and 2011, respectively.

Performance Shares

During the three months ended June 30, 2012, GRT allocated 193,629 performance shares to certain of its executive officers under the 2012 Plan.  Under the terms of the 2012 Plan, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2012 to December 31, 2014 (the “Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail oriented real estate investment trusts.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.”  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.  The fair value of the performance shares allocated under the 2012 Plan was determined to be $8.54 per share for a total compensation amount of $1,654 to be recognized over the Performance Period.  The amount of compensation expense related to all outstanding performance shares was $183 and $54 for the three months ended June 30, 2012 and 2011, respectively, and $262 and $54 for the six months ended June 30, 2012 and 2011, respectively.

13.	Commitments and Contingencies

At June 30, 2012, there were 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2012 is $22,629 based upon a per unit value of $9.74 at June 30, 2012 (based upon a five-day average closing price of the Common Stock from June 22, 2012 to June 28, 2012).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended June 30,
	2012			2011
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income (loss) from continuing operations	$21,817			$(17,111)
Less: preferred stock dividends	(6,137)			(6,137)
Noncontrolling interest adjustments (1)	(272)			625
Income (loss) from continuing operations	$15,408	139,832	$0.11	$(22,623)	102,406	$(0.22)

Income from discontinued operations	$97			$254
Noncontrolling interest adjustments (1)	(2)			(7)
Income from discontinued operations	$95	139,832	$0.00	$247	102,406	$0.00
Net income (loss) to common shareholders	$15,503	139,832	$0.11	$(22,376)	102,406	$(0.22)
Diluted EPS:
Income (loss) from continuing operations	$21,817	139,832		$(17,111)	102,406
Less: preferred stock dividends	(6,137)			(6,137)
Operating Partnership Units		2,492			2,945
Options/Performance Shares		509			—
Income (loss) from continuing operations	$15,680	142,833	$0.11	$(23,248)	105,351	$(0.22)
Income from discontinued operations	$97	142,833	$0.00	$254	105,351	$0.00
Net income (loss) to common shareholders before noncontrolling interest	$15,777	142,833	$0.11	$(22,994)	105,351	$(0.22)

	For the Six Months Ended June 30,
	2012			2011
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income (loss) from continuing operations	$16,322			$(17,275)
Less: preferred stock dividends	(12,274)			(12,274)
Noncontrolling interest adjustments (1)	(9)			811
Income (loss) from continuing operations	$4,039	128,675	$0.03	$(28,738)	100,316	$(0.29)

Income from discontinued operations	$110			$396
Noncontrolling interest adjustments (1)	(2)			(11)
Income from discontinued operations	$108	128,675	$0.00	$385	100,316	$0.00
Net income (loss) to common shareholders	$4,147	128,675	$0.03	$(28,353)	100,316	$(0.28)
Diluted EPS:
Income (loss) from continuing operations	$16,322	128,675		$(17,275)	100,316
Less: preferred stock dividends	(12,274)			(12,274)
Operating Partnership Units		2,623			2,966
Options/Performance Shares		465			—
Income (loss) from continuing operations	$4,048	131,763	$0.03	$(29,549)	103,282	$(0.29)
Income from discontinued operations	$110	131,763	$0.00	$396	103,282	$0.00
Net income (loss) to common shareholders before noncontrolling interest	$4,158	131,763	$0.03	$(29,153)	103,282	$(0.28)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Options with exercise prices greater than the average share prices for the periods presented were excluded from the respective computations of diluted EPS as of June 30, 2012 because to do so would have been antidilutive. The number of such options was 1,142. All Common Share equivalents have been excluded as of June 30, 2011.  GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance.  These shares are considered participating securities and are included in the weighted average outstanding share amounts.

15.	Discontinued Operations

Financial results of Properties sold or classified as held-for-sale by the Company are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended June 30,
	2012	2011
Revenues	$255	$2,006
Operating expenses	(158)	(953)
Operating income	97	1,053
Interest expense, net	—	(799)
Net income from discontinued operations	$97	$254

	For the Six Months Ended June 30,
	2012	2011
Revenues	$362	$4,040
Operating expenses	(253)	(2,054)
Operating income	109	1,986
Interest income (expense), net	1	(1,590)
Net income from discontinued operations	$110	$396

The reduction in revenues, operating expenses and interest expense for the three and six months ended June 30, 2012 as compared to three and six months ended June 30, 2011, respectively, relate primarily to Polaris Towne Center, which was sold during the fourth quarter of 2011.

16.	Intangibles Assets and Liabilities Associated with Acquisitions

Intangibles assets and liabilities as of June 30, 2012, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, Merritt Square Mall in Merritt Island, Florida, Town Center Plaza and One Nineteen, both located in Leawood, Kansas.

During the second quarter of 2012, the Company acquired the remaining 80% of the Pearlridge Center located in Aeia, Hawaii and the entire asset is now included on the balance sheet. The Company also acquired One Nineteen during the second quarter of 2012 . The intangibles associated with these purchases are included as of the acquisition date. The intangibles associated with Pearlridge Center and One Nineteen were based upon management's best available information at the time of the preparation of the financial statements. The Company acquired Malibu Lumber Yard during the second quarter of 2012 but has not recorded any intangible assets associated with this purchase. However, the business acquisition accounting for these assets and liabilities are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date for each respective Property that was acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $10,447 in which the Company is the lessor, a liability for acquired below-market leases of $64,001 in which the Company is the lessor, an asset of $13,252 for acquired below-market leases in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $15,064.

The intangibles related to above and below-market leases in which the Company is the lessor are primarily amortized to minimum rents on a straight-line basis over the estimated life of the lease. The below-market lease in which the Company is the lessee is amortized to other operating expenses over the life of the non-cancelable lease term. Tenant relationships are amortized to depreciation expense over the remaining estimated useful life of the tenant relationship. In-place leases are amortized to depreciation expense over the life of the leases to which they pertain.

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $284 and $30 for the three months ended June 30, 2012 and 2011, respectively, and $777 and $54 for the six months ended June 30, 2012 and 2011, respectively.

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheet, their weighted average amortization period, and their book value as of June 30, 2012 and December 31, 2011:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	June 30, 2012	December 31, 2011
Above-Market Leases - Company is lessor	Accounts payable and accrued expenses	1.1	$6,887	$4,327
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	9.9	$(52,574)	$(5,548)
Below-Market Lease - Company is lessee	Accounts payable and accrued expenses	31.1	$13,181	$—
Tenant Relationships	Prepaid and other assets	4.5	$931	$1,034
In-Place Leases	Building, improvements, and equipment	6.5	$9,271	$7,272

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.00% to 6.00% per annum at June 30, 2012 and from 2.89% to 6.25% at December 31, 2011), the fair value of GRT's mortgage notes payable is estimated at $1,370,314 and $1,205,046 at June 30, 2012 and December 31, 2011, respectively, compared to its carrying amounts of $1,335,653 and $1,175,053, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

18.	Acquisition of Properties

On May 9, 2012, the Company purchased the remaining 80% indirect ownership interest in the Pearlridge Venture from an affiliate of Blackstone. The purchase price amounted to $289,400, which included the assumption of Blackstone's pro-rata share of the $175,000 mortgage debt encumbering Pearlridge Center, which remained in place after the closing, and a cash payment of $149,400. The Company determined that the purchase price represented the fair value of the additional ownership interest in Pearlridge Center that was acquired. Accordingly, the Company also determined that the fair value of the acquired ownership interest in Pearlridge Center equaled the fair value of the Company's existing ownership interest. The Company determined the fair value of its original 20% equity interest in Pearlridge Center was $37,350 and recorded a $25,068 gain as it relates to the remeasurement of its initial equity investment. This gain is the result of the Company applying applicable accounting standards which require a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

On May 24, 2012, the Company purchased One Nineteen, an approximately 164,000 square foot outdoor retail center located in Leawood, Kansas for $67,500. One Nineteen is adjacent to Town Center Plaza, which was purchased during the fourth quarter of 2011.

On June 26, 2012, the Company acquired the ground leasehold interest and improvements at Malibu Lumber Yard, an approximately 31,000 square foot outdoor retail center which is located in Malibu, California for $35,500.

As of June 30, 2012, the Company has estimated the purchase price allocation for Pearlridge Center, One Nineteen, and Malibu Lumber Yard (the "Acquisitions") based upon management's best available information at the time of the preparation of the financial statements contained herein. Items such as land, building, improvements and equipment, deferred costs, fair value of mortgage notes payable, above-below market lease intangibles, and in-place lease intangibles were recorded at their provisional amounts. The Company is in the process of obtaining a third party valuation for the fair value of these items for the Acquisitions and was not complete by the time the Company issued its financial statements for the three and six months ended June 30, 2012. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date for each respective Property that comprised the Acquisitions.

As of their respective acquisition dates, Pearlridge Center had revenues of $6,952 and both One Nineteen and Malibu Lumber Yard had combined revenues totaling $557 during the three months ended June 30, 2012. The Acquisitions had a net loss of $56 during the three months ended June 30, 2012.

The following table summarizes the consideration paid for the Acquisitions and the amounts of the assets acquired and liabilities assumed at the respective acquisition date for each Property included in the Acquisitions. The amounts listed below for land, buildings, improvement and equipment, deferred costs, mortgage notes payable, and accounts payable and accrued expenses are recorded at provisional amounts.

	Pearlridge Center	Combined One Nineteen and Malibu Lumber Yard	Total
Cash consideration paid for acquisitions (1)	$139,519	$99,807	$239,326
Fair Value of Company's interest in Pearlridge Center before acquisition.	37,350	—	37,350
Fair value of net assets acquired	$176,869	$99,807	$276,676

Recognized amounts of identifiable assets acquired and liabilities assumed
Land	$16,894	$15,152	$32,046
Buildings, improvements and equipment	368,044	86,475	454,519
Deferred costs	4,046	1,535	5,581
Restricted cash	1,315	—	1,315
Tenant accounts receivable	(222)	(177)	(399)
Prepaid and other assets	683	—	683
Mortgage notes payable	(179,046)	—	(179,046)
Accounts payable and accrued expenses (2)	(34,845)	(3,178)	(38,023)
Total amount of identifiable assets acquired and liabilities assumed	$176,869	$99,807	$276,676

(1) Amount shown is net of the $9,881 in cash the Company received from the acquisition of Pearlridge Center.
(2) Amount includes $32,736 in estimated above-below market leases, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Pearlridge Center acquisition had occurred on January 1, 2011. Amortization of the estimated above/below market lease intangibles and the fair value adjustment to the carrying value of the mortgage, as well as the depreciation of the buildings, improvements and equipment, have been reflected in the pro-forma information based upon the provisional values described above. Certain expenses such as property management fees and other costs not directly related to the future operations of Pearlridge Center have been excluded. The acquisitions of One Nineteen and Malibu Lumber Yard have not been included in the pro-forma information presented below as their results do not have a material effect on revenues or earnings.

	For the three months ended June 30,
	2012				2011
	As Reported	Pro-Forma Adjustments		Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$77,071	$4,623	(1)	$81,694	$64,731	$11,771	(1)	$76,502
Net income (loss)	$21,914	$(329)	(2)	$21,585	$(16,857)	$(119)	(2)	$(16,976)
Net income (loss) attributable to Glimcher Realty Trust	$21,640	$(323)		$21,317	$(16,239)	$(115)		$(16,354)

Earnings per share - (basic)	$0.11			$0.11	$(0.22)			$(0.22)
Earnings per share - (diluted)	$0.11			$0.11	$(0.22)			$(0.22)

	For the six months ended June 30,
	2012				2011
	As Reported	Pro-Forma Adjustments		Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$146,899	$16,155	(1)	$163,054	$128,718	$23,167	(1)	$151,885
Net income (loss)	$16,432	$(821)	(2)	$15,611	$(16,879)	$(407)	(2)	$(17,286)
Net income (loss) attributable to Glimcher Realty Trust	$16,421	$(804)		$15,617	$(16,079)	$(395)		$(16,474)

Earnings per share - (basic)	$0.03			$0.03	$(0.28)			$(0.29)
Earnings per share - (diluted)	$0.03			$0.03	$(0.28)			$(0.29)

Pro-Forma earnings per share basic and diluted are calculated with an appropriate adjustment to noncontrolling interest expense for the difference in pro-forma income.

(1)
Represents the estimated revenues for Pearlridge Center which takes into consideration adjustments for: fees previously earned by the Company for the management and the leasing of Pearlridge Center and the estimated amortization of above-below market leases.

(2)
Includes the adjustments in (1) in addition to the following adjustments: estimated above market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, and estimated depreciation expense.

19.    Subsequent Events

On July 11, 2012, GRT affiliates executed a $50,000 term loan (the “Dayton Term Loan”) for Dayton Mall, an enclosed regional mall located in Dayton, Ohio.  The Dayton Term Loan is evidenced by a promissory note and secured by a collateral assignment of the membership interests in a GRT affiliate that are owned by one of the borrowers and an affiliate. The Dayton Term Loan is fully guaranteed by GRT, has an interest rate of LIBOR plus 3.00% per annum, and a maturity date of October 11, 2012. The Dayton Term Loan requires the borrowers to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Dayton Term Loan were used to repay the prior mortgage loan on Dayton Mall.

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

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties”). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of June 30, 2012, we owned interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 21.6 million square feet of gross leasable area (“GLA”) of which approximately 93.5% was occupied at June 30, 2012.

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

Our strategy is to be a leading REIT focusing on retail properties such as open-air centers, enclosed regional malls, and outlet properties located primarily in the top 100 metropolitan statistical areas by population.  We expect to continue investing in select development opportunities and in strategic acquisitions of quality retail properties that provide growth potential while disposing of non-strategic assets.

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

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net income (loss) to common shareholders for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,
	2012	2011
Net income (loss) to common shareholders	$15,503	$(22,376)
Add back (less):
Real estate depreciation and amortization	21,855	16,744
Equity in loss of unconsolidated entities, net	1,111	7,901
Pro-rata share of unconsolidated entities funds from operations	2,937	3,415
Noncontrolling interest in operating partnership	274	(618)
Gain on remeasurement of equity investment	(25,068)	—
Funds From Operations	$16,612	$5,066

	For the Six Months Ended June 30,
	2012	2011
Net income (loss) to common shareholders	$4,147	$(28,353)
Add back (less):
Real estate depreciation and amortization	40,909	32,889
Equity in loss of unconsolidated entities, net	4,585	7,636
Pro-rata share of unconsolidated entities funds from operations	6,501	6,899
Noncontrolling interest in operating partnership	11	(800)
Gain on remeasurement of equity investment	(25,068)	—
Funds From Operations	$31,085	$18,271

FFO increased by $12.8 million, or 70.1%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we experienced an $11.0 million increase in minimum rents when compared to the six months ended June 30, 2011. This increase in minimum rents was primarily driven by recent acquisitions. During December 2011, we acquired Town Center Plaza located in Leawood, Kansas. During May 2012, we purchased our former joint venture partner's 80% interest in Pearlridge Center, a regional mall located in Aiea, Hawaii ("Pearlridge"). Also, during May 2012, we purchased the retail center adjacent to Town Center Plaza, One Nineteen (collectively, with Town Center Plaza, referred to herein as “Town Center”). Lastly, during June 2012, we purchased Malibu Lumber Yard, located in Malibu, California ("Malibu"). These recent acquisitions contributed $9.0 million in additional minimum rents. Also, Scottsdale Quarter® experienced a $2.4 million increase in minimum rents which was driven by an increase in the number of tenants open, operating, and paying rent. During the six months ended June 30, 2011, we recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  During the second quarter of 2011, as part of our quarterly review to prepare our financial statements, we determined that it was more likely than not that the land would not be developed and accordingly reduced the carrying value of the land to its estimated net realizable value. We did not have similar charges for the six months ended June 30, 2012.

Offsetting these increases to FFO, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the venture (the "ORC Venture") that owns Tulsa Promenade (“Tulsa”), by $3.3 million that was recorded as a provision for doubtful accounts. During the six months ended June 30, 2012, the sales contract for Tulsa was terminated during the contingency period. Based upon the current marketing efforts ongoing to sell Tulsa, the ORC Venture reduced the estimated sales value of the property and determined that the estimated proceeds from the sale would not be sufficient to pay the note receivable that the Company held from Tulsa REIT. Accordingly, we reduced the value of the note receivable from Tulsa REIT to its estimated net recoverable amount. Also, during the six months ended June 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Lastly, we incurred $1.1 million in ground lease expense associated with Pearlridge.

Comparable Net Operating Income (NOI)

Management considers comparable NOI to be a relevant indicator of property performance, and NOI is also used by industry analysts and investors. NOI represents total property revenues less property operating and maintenance expenses. Accordingly, NOI excludes certain expenses included in the determination of net income such as corporate general and administrative expenses and other indirect operating expenses, interest expense, impairment charges, depreciation and amortization expense. These items are excluded from NOI in order to provide results that are more closely related to a property's results of operations. In addition, the Company's computation of same mall NOI excludes property straight-line adjustments of minimum rents, amortization of above-below market intangibles, termination income, and income from outparcel sales. The Company also adjusts for other miscellaneous items in order to enhance the comparability of results from one period to another. The reconciliation of the Company's NOI to GAAP operating income is provided in the table below (in thousands):

Net Operating Income Growth for Comparable Properties (including pro-rata share of joint venture properties)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2012	2011	Variance	2012		2011	Variance
Operating income	$15,174	$8,515	$6,659	$29,839		$25,860	$3,979

Depreciation and amortization (1)	22,362	17,288	5,074	41,938		33,955	7,983
General and administrative (1)	6,034	5,129	905	11,544		10,114	1,430
Proportionate share of joint venture comparable NOI	5,224	5,420	(196)	10,508		10,725	(217)
Non-comparable properties (2)	(6,946)	(1,325)	(5,621)	(10,844)		(2,329)	(8,515)
Termination and outparcel net income	(521)	(616)	95	(996)		(624)	(372)
Straight-line rents (1)	(796)	(800)	4	(1,401)	`	(1,534)	133
Non-recurring, non-cash items (3)	—	8,995	(8,995)	3,322		8,995	(5,673)
Other (4)	1,387	(649)	2,036	271		(1,391)	1,662
Comparable NOI	$41,918	$41,957	$(39)	$84,181		$83,771	$410

Comparable NOI percentage change			(0.1)%				0.5%

(1)	Amounts include both continued and discontinued operations.
(2) Community Centers, Scottsdale Quarter, Town Center, Malibu, and partial quarter of Pearlridge at 100% ownership.

(3)	Amounts include impairment and write-down of Tulsa note receivable.

(4)	Other adjustments include fee income, discontinued development costs, non-property income and expenses, intangible amortization of above/below market leases and other non-recurring income or expenses.

Results of Operations – Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Total revenues increased 19.1%, or $12.3 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Of this amount, minimum rents increased $6.9 million, percentage rents increased $754,000, tenant reimbursements increased $3.8 million, and other revenues increased $914,000.

Minimum Rents

Minimum rents increased 17.2%, or $6.9 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  During the three months ended June 30, 2012, we experienced a $4.0 million increase in minimum rents associated with our acquisition of Pearlridge. We also experienced a $2.6 million increase in minimum rents associated with our acquisition of Town Center. Lastly, we experienced a $672,000 increase in minimum rents from Scottsdale Quarter located in Scottsdale, Arizona which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased by 74.1% or $754,000, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 20.1%, or $3.8 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  This increase is primarily attributed to the acquisitions of Town Center and Pearlridge.

Other Revenues

Other revenues increased 19.0%, or $914,000, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended June 30,
	2012	2011	Inc.
Licensing agreement income	$1,861	$1,684	$177
Outparcel sale	545	—	545
Sponsorship income	414	337	77
Fee and service income	2,075	2,008	67
Other	826	778	48
Total	$5,721	$4,807	$914

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended June 30, 2012, we sold an outparcel at Grand Central Mall, located in City of Vienna, West Virginia for $545,000.  We had no outparcel sales during the three months ended June 30, 2011.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 10.1%, or $5.7 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Property operating expenses increased $2.9 million, real estate taxes increased $1.2 million, the provision for doubtful accounts decreased $121,000, other operating expenses increased $4.3 million, depreciation and amortization increased $5.5 million, general and administrative costs increased $923,000 and impairment losses decreased by $9.0 million.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $2.9 million, or 20.9%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was primarily driven by an increase in property operating expenses of $2.1 million and $475,000, which were associated with the acquisitions of Pearlridge and Town Center, respectively.

Real Estate Taxes

Real estate taxes increased $1.2 million, or 14.1%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase can be primarily attributed to a $466,000 and an $805,000 increase associated with the acquisitions of Pearlridge and Town Center, respectively. The remaining variance can be attributed to various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $564,000 for the three months ended June 30, 2012 compared to $685,000 for the three months ended June 30, 2011.  The provision represented 0.7% and 1.1% of revenue for the three months ended June 30, 2012 and 2011, respectively.

Other Operating Expenses

Other operating expenses are expenses that relate indirectly to the operations of the Properties. These expenses include, but are not limited to: costs related to providing services to our unconsolidated real estate entities, expenses incurred by the Company for vacant spaces, legal fees related to tenant collection matters or other tenant related litigation, and costs associated with wages and benefits related to short-term leasing. These expenses may also include costs associated with discontinued projects or sale of outparcels, as applicable.

Other operating expenses increased $4.3 million, or 170.5%, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  During the three months ended June 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Also, we incurred $130,000 related to the sale of an outparcel located at Grand Central Mall. During the three months ended June 30, 2011, we did not have costs associated with discontinued development or outparcel sales. Lastly, we incurred an increase in ground lease expense associated with Pearlridge of $1.1 million.

Depreciation and Amortization

Depreciation and amortization expense increased by $5.5 million, or 32.8%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. We experienced a $1.4 million increase in depreciation expense associated with Scottsdale Quarter. This change can be primarily attributed to an increase in the level of assets placed in service at this Property. We also experienced a $2.3 million and $1.9 million increase associated with the acquisitions of Pearlridge and Town Center, respectively.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to: wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $6.0 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to executive compensation. Also we incurred $258,000 in professional fees and other costs relating to the acquisitions of Pearlridge, One Nineteen, and Malibu.

Impairment Loss

During the three months ended June 30, 2011, the Company's management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses for its consolidated Properties during the three months ended June 30, 2012.

Interest Income

Interest income was $63,000 for the three months ended June 30, 2012 compared with interest income of $367,000 for the three months ended June 30, 2011. This decrease is primarily attributed to interest that is no longer being accrued on a note receivable due from Tulsa REIT.

Gain on remeasurement of equity method investment

During the three months ended June 30, 2012, we recorded a gain of $25.1 million as it relates to the remeasurement of our equity investment in Pearlridge. This gain is the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Interest expense/capitalized interest

Interest expense decreased 4.0%, or $715,000, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The summary below identifies the decrease by its various components (dollars in thousands):

	For the Three Months Ended June 30,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,314,058	$1,243,460	$70,598
Average rate	5.18%	5.47%	(0.29)%
Total interest	$17,001	$17,004	$(3)
Amortization of loan fees	898	1,342	(444)
Capitalized interest	(563)	(1,213)	650
Defeasance costs	—	727	(727)
Other	41	232	(191)
Interest expense	$17,377	$18,092	$(715)

The decrease in interest expense was due to decreases in the average rate, amortization of loan fees and defeasance costs.  The average rate has decreased due to the refinancing of mortgages and loan rates acquired on financing for acquired properties. Amortization of loan fees decreased due to the Scottsdale Quarter loan fees being fully amortized in May 2011. The decrease in defeasance costs were due to costs incurred with the refinancing of the loan for Ashland Town Center in June 2011. These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net in both periods contain results from our investments in the ORC Venture that owns both Puente Hills Mall (“Puente”) and Tulsa, the joint venture that owns the Town Square at Surprise (“Surprise”), and the joint venture (the "Blackstone Venture") that owns both Lloyd Center ("Lloyd") and WestShore Plaza ("WestShore").  The results from Pearlridge are also included from January 1, 2011 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in the property and we now own all of the equity interest in this Property.  Net loss of the unconsolidated entities was $2.2 million and $15.3 million for the three months ended June 30, 2012 and 2011, respectively.  Our proportionate share of the loss was $1.1 million and $7.9 million for the three months ended June 30, 2012 and 2011, respectively.

In connection with the quarterly impairment evaluation for the second quarter of 2012, it was determined that it was more likely than not that Surprise would be marketed for sale.  Accordingly, the carrying value of this Property was reduced to its estimated net realizable value and we recorded a $3.1 million impairment loss.  The Company's proportionate share of this impairment loss amounts to $1.6 million. The Company used estimated capitalization rates for similarly priced assets and a recent offer received from an unaffiliated perspective buyer of undeveloped land at Surprise to determine the Property's fair market value.

In connection with the quarterly impairment evaluation during the three months ended June 30, 2011, the Company determined that it was more likely than not, that the ORC Venture will market Tulsa for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. The Company's proportionate share of this impairment loss amounts to $7.9 million.  The ORC Venture used an independent appraisal to determine the Property's fair market value.

Discontinued Operations

Total revenues from discontinued operations were $255,000 and $2.0 million for the three months ended June 30, 2012 and 2011, respectively.  Income from discontinued operations during the three months ended June 30, 2012 and 2011 was $97,000 and $254,000, respectively. The variance for both revenues and income from discontinued operations can primarily be attributed to Polaris Towne Center which was sold during the fourth quarter of 2011.

Allocation to Noncontrolling Interest

The allocation of income (loss) to noncontrolling interest was $274,000 and $(618,000) for the three months ended June 30, 2012 and 2011, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Total revenues increased 14.1%, or $18.2 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Of this amount, minimum rents increased $11.0 million, percentage rents increased $803,000, tenant reimbursements increased $5.3 million, and other revenues increased $1.0 million.

Minimum Rents

Minimum rents increased 14.0%, or $11.0 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we experienced a $4.0 million increase in minimum rents associated with the acquisition of Pearlridge. We also experienced a $4.9 million increase in minimum rents associated with our acquisition of Town Center and a $2.4 million increase from Scottsdale Quarter primarily due to new tenant openings.

Percentage Rents

Percentage rents increased 34.2%, or $803,000, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 14.1%, or $5.3 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Of the increase, $4.9 million relates to the acquisitions of Town Center and Pearlridge. The remaining increase can be attributed to an overall increase in property operating expenses and real estate taxes.

Other Revenues

Other revenues increased 10.4%, or $1.0 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The components of other revenues are shown below (in thousands):

	For the Six Months Ended June 30,
	2012	2011	Inc. (Dec.)
Licensing agreement income	$3,427	$3,366	$61
Outparcel sale	760	—	760
Sponsorship income	793	682	111
Fee and service income	4,252	4,073	179
Other	1,740	1,819	(79)
Total	$10,972	$9,940	$1,032

Licensing agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the six months ended June 30, 2012, we sold two outparcels at Grand Central Mall, located in City of Vienna, West Virginia, for $760,000.  We had no outparcel sales during the six months ended June 30, 2011.  Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 13.8%, or $14.2 million, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Property operating expenses increased $2.9 million, real estate taxes increased $2.7 million, the provision for doubtful accounts increased $3.1 million, other operating expenses increased $4.3 million, depreciation and amortization increased $8.9 million, general and administrative costs increased $1.5 million and impairment losses decreased by $9.0 million.

Property Operating Expenses

Property operating expenses increased $2.9 million, or 10.3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The increase was primarily driven by an increase in property operating expenses of $2.1 million and $861,000, which were associated with the acquisitions of Pearlridge and Town Center, respectively.

Real estate taxes

Real estate taxes increased $2.7 million, or 17.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The increase can be primarily attributed to a $466,000 and a $1.5 million increase associated with the acquisitions of Pearlridge and Town Center, respectively. The remaining variance can be attributed to various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $4.7 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011.  The provision represented 3.2% and 1.3% of revenue for the six months ended June 30, 2012 and 2011, respectively.

The provision for the six months ended June 30, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT. During the six months ended June 30, 2012, the sales contract for Tulsa was terminated during the contingency period. Based upon the current marketing efforts to sell Tulsa, the ORC Venture reduced the estimated sales value of the property. Accordingly, the value of the note receivable from Tulsa REIT was reduced by $3.3 million to its estimated net recoverable amount.

Other Operating Expenses

Other operating expenses increased $4.3 million or 81.4%, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Also, we incurred $199,000 related to the sale of two outparcels, both located at Grand Central Mall. During the six months ended June 30, 2011, we did not have costs associated with either discontinued development or outparcel sales. Lastly, we incurred $1.1 million in ground lease expense associated with Pearlridge.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.9 million, or 26.8%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. We experienced a $3.4 million increase in depreciation expense associated with Scottsdale Quarter. This change can be primarily attributed to an increase in the level of assets placed in service at this Property. We also experienced a $2.3 million and $3.7 million increase associated with the acquisitions of Pearlridge and Town Center, respectively.

General and Administrative

General and administrative expenses were $11.5 million and $10.1 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to executive compensation. Also we incurred $312,000 in professional fees and other costs relating to the acquisitions of Pearlridge, Town Center, and Malibu.

Impairment Loss

During the six months ended June 30, 2011, the Company's management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses for its consolidated Properties during the six months ended June 30, 2012.

Interest Income

Interest income was $65,000 for the six months ended June 30, 2012 compared with interest income of $697,000 for the six months ended June 30, 2011. This decrease is primarily attributed to interest that is no longer being accrued on a note receivable due from Tulsa REIT.

Gain on remeasurement of equity method investment

During the six months ended June 30, 2012, we recorded a gain of $25.1 million as it relates to the remeasurement of our equity investment in Pearlridge. This gain is the result of the Company applying applicable accounting standards which requires a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Interest expense/capitalized interest

Interest expense decreased 5.9%, or $2.1 million, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The summary below identifies the decrease by its various components (dollars in thousands):

	For the Six Months Ended June 30,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,272,547	$1,249,434	$23,113
Average rate	5.18%	5.58%	(0.40)%
Total interest	$32,959	$34,859	$(1,900)
Amortization of loan fees	1,883	3,480	(1,597)
Capitalized interest	(1,052)	(4,175)	3,123
Swap termination fees	—	819	(819)
Defeasance costs	—	727	(727)
Other	275	486	(211)
Interest expense	$34,065	$36,196	$(2,131)

The decrease in interest expense was due to decreases in the average rate, swap termination fees, defeasance costs and amortization of loan fees.  The average rate has decreased due to the refinancing of mortgages, lower rates achieved on financing for acquired properties, and the removal of the LIBOR floor in our corporate credit facility that was included in the modification completed in March 2011. Amortization of loan fees decreased due to the Scottsdale Quarter construction loan fees being fully amortized in May 2011 and to the write-off of loan fees associated with the payoff of the loan agreements in connection with the modification of the credit facility that was completed in March 2011. The swap termination fees incurred during the first quarter of 2011 were also related to the payoff of debt in connection with the modification of the credit facility that was completed in March 2011. The decrease in defeasance costs was due to costs incurred in connection with the mortgage refinancing for Ashland Town Center in June 2011. These cost savings were partially offset by a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net in both periods contain results from our investments in Puente, Tulsa, Surprise, Lloyd, and WestShore.  The results from Pearlridge are also included from January 1, 2011 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in the Property and we now own all of the equity interest within this Property.  Net loss of the unconsolidated entities was $9.5 million and $15.1 million for the six months ended June 30, 2012 and 2011, respectively.  Our proportionate share of the loss was $4.6 million and $7.6 million for the six months ended June 30, 2012 and 2011, respectively.

In connection with the quarterly impairment evaluation for the second quarter of 2012, it was determined that it was more likely than not that Surprise would be marketed for sale.  Accordingly, the carrying value of this Property was reduced to its estimated net realizable value and we recorded a $3.1 million impairment loss.  The Company's proportionate share of this impairment loss amounts to $1.6 million. The Company used estimated capitalization rates for similarly priced assets and a recent offer received from a perspective buyer of undeveloped land at Surprise to determine the Property's fair market value. In February 2012, the contract to sell Tulsa was terminated during the contingency period. The ORC Venture determined a further reduction in the carrying value of Tulsa was warranted due to the uncertainty associated with the terminated sales contract and planned sale of Tulsa. Accordingly, the ORC Venture recorded a $7.6 million impairment loss, of which our proportionate share amounts to $3.9 million.

In connection with the quarterly impairment evaluation during the six months ended June 30, 2011, the Company determined that it was more likely than not, that the ORC Venture would market Tulsa for sale.  The ORC Venture reduced the carrying value of this Property to its estimated net realizable value and recorded a $15.1 million impairment loss. The Company's proportionate share of this impairment loss amounts to $7.9 million.  The ORC Venture used an independent appraisal to determine the Property's fair market value.

Discontinued Operations

Total revenues from discontinued operations were $362,000 and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.  Income from discontinued operations during the six months ended June 30, 2012 and 2011 was $110,000 and $396,000, respectively. The variance for both revenues and income from discontinued operations can primarily be attributed to Polaris Towne Center which was sold during the fourth quarter of 2011.

Allocation to Noncontrolling Interest

The allocation of income (loss) to noncontrolling interest was $11,000 and $(800,000) for the six months ended June 30, 2012 and 2011, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuances of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions and development projects. Also, as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

In light of the improving debt and equity markets, we have remained focused on addressing our near-term debt maturities.  On January 17, 2012, we completed a $77.0 million mortgage loan secured by Town Center Plaza.  We used $70.0 million of the loan proceeds to repay the existing bridge loan with the remainder of the proceeds being used to reduce the outstanding principal amount under the credit facility.

On March 27, 2012, we completed an underwritten secondary public offering of 23,000,000 Common Shares, at a price of $9.90 per share (the “March Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $216.8 million. GRT used the proceeds from this secondary public offering to fund the Pearlridge Acquisition (as defined below) and the acquisition of One Nineteen.

On May 9, 2012, we closed on the purchase of the 80% indirect ownership interest in Pearlridge from an affiliate of Blackstone ("Pearlridge Acquisition"). The purchase price for this ownership interest was approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt which currently encumbers the Property. The indebtedness remained in place after the closing and is included with our other long term indebtedness for consolidated real estate Properties, resulting in a cash purchase price for Blackstone's interest of approximately $149.4 million. The cash portion of the Pearlridge Acquisition price was funded with the net proceeds from the March Offering and available funds from our credit facility.

On May 24, 2012, we closed on the purchase of One Nineteen, an outdoor retail center located in Leawood, Kansas. One Nineteen is adjacent to Town Center Plaza and adds approximately 164,000 square feet of leasable retail space to our portfolio (“One Nineteen Acquisition”). The purchase price for this acquisition was approximately $67.5 million and was funded with the net proceeds from the March Offering and available funds from our credit facility.

On June 26, 2012, we closed on the purchase of the ground leasehold interest and improvements of Malibu. Malibu is a two-story, approximately 31,000 square foot specialty retail center located along the Pacific Coast Highway. The purchase price for this acquisition was approximately $35.5 million and was funded with available funds from our credit facility.

During the six months ended June 30, 2012, GRT issued 422,200 Common Shares under the GRT at-the-market equity offering program (the "ATM Program") at a weighted average issue price of $9.55 per Common Share generating net proceeds of $3.9 million after deducting $0.1 million of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the credit facility. As of June 30, 2012, GRT had $53.2 million available for issuance under the GRT ATM Program.

At June 30, 2012, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 47.9%, compared to 50.6% at December 31, 2011.  We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated operations.

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

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's declaration of trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000. As of June 30, 2012, we have approximately 84.2 million shares of beneficial interest of GRT available for issuance.

At June 30, 2012, the aggregate borrowing availability on the credit facility was $250.0 million and the outstanding balance was $133.0 million. Additionally, $517,000 represents a holdback on the available balance for letters of credit issued under the credit facility. As of June 30, 2012, the unused balance of the credit facility available to the Company was $116.5 million.

At June 30, 2012, our credit facility was collateralized by first mortgage liens on six Properties having a net book value of $133.1 million and other assets with a net book value of $76.0 million. Our mortgage notes payable were collateralized by first mortgage liens on sixteen of our Properties having a net book value of $1,760.7 million. We have two unencumbered assets and other corporate assets that have a combined net book value of $108.6 million.

Cash Activity

For the six months ended June 30, 2012

Net cash provided by operating activities was $44.5 million for the six months ended June 30, 2012.  (See also “Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow.)

Net cash used in investing activities was $255.7 million for the six months ended June 30, 2012.  We spent $266.3 million on our investments in real estate. Of this amount, $239.3 million was attributable to the Pearlridge Acquisition, the One Nineteen Acquisition, and the acquisition of Malibu. We also spent $11.2 million toward development projects in which Scottsdale Quarter accounted for $4.9 million. We also spent $11.6 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection - Jersey Gardens, Polaris Fashion Place and Scottsdale Quarter.  The remaining amount was spent on operational capital expenditures. Offsetting these decreases in cash, we received $5.2 million in a distribution from an unconsolidated real estate entity.

Net cash provided by financing activities was $217.6 million for the six months ended June 30, 2012. We issued additional Common Shares as part of the March Offering which raised net proceeds of $216.8 million.  Additionally, we raised net proceeds of $3.9 million as part of the GRT ATM Program.  We received $77.0 million in proceeds from the issuance of a mortgage note payable secured by Town Center Plaza. We increased our outstanding indebtedness under the credit facility by $55.0 million. Offsetting the increases to cash, we made $95.4 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center Plaza. Also, we paid down a total of $16.8 million towards the reduction of Colonial Park Mall and Scottsdale Quarter mortgages.  Additionally, regularly scheduled principal payments of $8.6 million were made on various loan obligations.  Also, $38.4 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.

For the six months ended June 30, 2011

Net cash provided by operating activities was $33.1 million for the six months ended June 30, 2011.  (See also “Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow.)

Net cash used in investing activities was $37.1 million for the six months ended June 30, 2011.  We spent $25.2 million on our investments in real estate.  Of this amount, $12.2 million related to the development of Scottsdale Quarter.  We also spent $6.7 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection - Jersey Gardens, The Mall at Johnson City, and Merritt Square Mall.  The remaining amounts were spent on operational capital expenditures. During June 2011, we funded $8.0 million to restricted cash for equity requirements.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2011.  We issued additional Common Shares as part of a secondary offering in January 2011, raising net proceeds of $116.7 million.  During the second quarter of 2011, we raised net proceeds of $66.1 million as part of the GRT ATM program.  We received $44.5 million in proceeds from the refinancing of Ashland Town Center of $42.1 million and additional borrowings from the Scottsdale Quarter construction loan of $2.4 million.  Offsetting the increases to cash was $129.2 million in principal payments on existing mortgage debt.  Of this amount, $121.0 million was primarily used to repay the existing mortgages on the Polaris Lifestyle Center, Morgantown Mall, Northtown Mall, and Ashland Town Center.  Additionally, regularly scheduled principal payments of $8.2 million were made on various loan obligations.  Also, $31.4 million in dividend payments were made to holders of our Common Shares, OP units, and preferred shares.  We reduced our outstanding indebtedness under our then existing credit facility by $61.6 million.  Lastly, the Company paid $4.0 million in costs related to the March 2011 modification of our then existing credit facility.

Financing Activity - Consolidated

Total debt increased by $215.6 million during the first six months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2011	$1,175,053	$78,000	$1,253,053
New mortgage debt	77,000	—	77,000
Repayment of debt	(86,833)	—	(86,833)
Consolidation of Pearlridge	175,000	—	175,000
Estimated Pearlridge fair value adjustment	4,046	—	4,046
Debt amortization payments	(8,551)	—	(8,551)
Amortization of fair value adjustment	(62)	—	(62)
Net borrowings, facilities	—	55,000	55,000
Balance at June 30, 2012	$1,335,653	$133,000	$1,468,653

On January 17, 2012, a GRT affiliate borrowed $77.0 million (the “Leawood TCP Loan”). The Leawood TCP Loan is evidenced by a promissory note and secured by a mortgage, assignment of rents and leases, collateral assignment of property agreements, security agreement and fixture filing on Town Center Plaza. The Leawood TCP Loan is non-recourse and has an interest rate of 5.00% per annum and a maturity date of February 1, 2027. The Leawood TCP Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The proceeds of the Leawood TCP Loan were used to payoff the existing short term loan that was due on March 5, 2012.

During April 2012, we reduced the balance of the mortgage loan on Colonial Park Mall (the “Colonial Loan”) by $6.2 million to a balance of $33.8 million. We also exercised our option to extend the maturity date of the loan to April 23, 2013. During the extension period, the Colonial Loan requires the borrower to make periodic payments of principal and interest with all outstanding principal and accrued interest being due and payable at the maturity date. The interest rate on the Colonial Loan increased from LIBOR plus 3.0% to LIBOR plus 3.5% per annum.

On May 9, 2012, we closed on the Pearlridge Acquisition. The purchase price for this ownership interest was approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt currently encumbering the Property, which remains in place after the closing and is included with our other long term indebtedness for consolidated real estate properties, resulting in a cash purchase price for Blackstone's interest of approximately $149.4 million. The Pearlridge Acquisition was funded with the net proceeds from the March Offering and available funds from our credit facility.

On May 23, 2012, we executed an Amended and Restated Loan Agreement for Scottsdale Quarter (the “Scottsdale Loan”). The Scottsdale Loan converts the prior construction loan from a credit facility to a term loan with a loan amount of $130.0 million. The Scottsdale Loan is evidenced by promissory notes and is secured by an amended mortgage for Phases I and II of Scottsdale Quarter. The Scottsdale Loan is fully recourse to the borrower and has an average interest rate of 3.29% per annum as of June 30, 2012. We fixed the interest rate on $105.0 million of the loan amount at a rate of 3.14% per annum through an interest rate protection agreement and the remaining $25.0 million incurs interest at an average rate of LIBOR plus 3.65% per annum. The maturity date of the Scottsdale Loan is May 22, 2015 with an option to extend the maturity on a portion of the loan ($107.0 million) for one additional year, subject to certain conditions. The Scottsdale Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The Scottsdale Loan requires additional principal payments to be made if the debt service coverage ratio for the property is below a targeted ratio.  The prior $140.6 million construction loan was repaid using proceeds from the Scottsdale Loan and available funds from our credit facility.

On July 11, 2012, we executed a $50.0 million term loan (the “Dayton Term Loan”) for Dayton Mall, an enclosed regional mall located in Dayton, Ohio.  The Dayton Term Loan is evidenced by a promissory note and secured by a collateral assignment of interests by an affiliate of the borrowers. The Dayton Term Loan is fully guaranteed by GPLP, has an interest rate of LIBOR plus 3.00% per annum, and a maturity date of October 11, 2012. The Dayton Term Loan requires the borrowers to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Dayton Term Loan were used to repay the prior mortgage loan on Dayton Mall. We have executed a term sheet on long term financing for Dayton Mall. This transaction is expected to close and will replace the Dayton Term Loan.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our unconsolidated real estate entities decreased by $162.8 million during the first six months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2011	$458,937	$157,684
New mortgage debt	60,000	31,200
Repayment of debt	(44,206)	(22,987)
Consolidation of Pearlridge	(175,000)	(35,000)
Debt amortization payments	(3,621)	(1,589)
Balance at June 30, 2012	$296,110	$129,308

During January 2012, an agreement was reached that extended the maturity date to June 30, 2012 for the loan on Surprise (the "Surprise Loan").  The loan is past its maturity date, however the venture is in discussions with the lender regarding a modification and extension of the Surprise Loan.  The Surprise Loan requires the borrower to make periodic payments of principal and interest and has an interest rate of LIBOR plus 4.0% or 5.5%, whichever is greater.  As of June 30, 2012, $4.6 million (of which $2.3 million represents GRT's 50% pro-rata share) was drawn under the loan.

During March 2011, an affiliate of the ORC Venture executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011. The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%. During April 2011, an affiliate of the ORC Venture executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011. During September 2011, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that further extended the maturity date to March 14, 2012. However, as required by the Tulsa loan, the ORC Venture was required to market the Property for sale in order to extend the maturity date. In 2011, the ORC Venture entered into a contingent contract to sell Tulsa and the carrying value of Tulsa was reduced to reflect the sales price of that contract. The contract was terminated on February 21, 2012 during the contingency period. The Tulsa Loan matured on March 14, 2012 and was in default, however during June 2012, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that cured the existing default and extended the maturity date to September 30, 2012. The ORC Venture is continuing to market Tulsa for sale.

On May 9, 2012, we purchased Blackstone's 80% interest in Pearlridge. As a result of the consolidation, we are now including the mortgage debt associated with Pearlridge in our consolidated financial statements.

On June 21, 2012, an affiliate of the ORC Venture borrowed $60.0 million to refinance the loan for Puente (the “Puente Loan”). The Puente Loan is evidenced by a promissory note secured by a mortgage and assignment of rents and leases on Puente. The Puente Loan is non-recourse and has an interest rate of 4.50% per annum and a maturity date of July 1, 2017. The Puente Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The majority of the proceeds of the Puente Loan were applied toward the extinguishment of the previous $45.0 million loan on Puente that matured on June 1, 2012, $10.0 million of the proceeds were distributed to the partners as a return of capital, and the remainder is being held in the ORC Venture to fund future obligations.

At June 30, 2012, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $204.0 million. At June 30, 2012, the Surprise Loan was collateralized with a first mortgage lien on one Property having a net book value of $4.5 million. At June 30, 2012, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $293.3 million.

Consolidated Obligations and Commitments

Long-term debt obligations, including both scheduled interest and principal payments, are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Note Payable" to the consolidated financial statements.

At June 30, 2012, we had the following obligations relating to dividend distributions.  In the second quarter of 2012 the Company declared distributions of $0.10 per Common Share and OP Units, which totaled $14.2 million, to be paid during the third quarter of 2012.  Our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series F Preferred Shares”) and the 8.125% Series G Preferred Shares of Beneficial Interest ("Series G Preferred Shares") pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.5 million per year.  The distribution obligation at June 30, 2012 for Series F Preferred Shares and Series G Preferred Shares is $1.3 million and $4.8 million, which represent the dividends declared but not paid as of June 30, 2012, respectively.

At June 30, 2012, there were approximately 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at June 30, 2012 is $22.6 million based upon a per unit value of $9.74 at June 30, 2012 (based upon a five-day average of the Common Stock price from June 22, 2012 to June 28, 2012).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at June 30, 2012 was $3.6 million.

At June 30, 2012, we had executed leases committing to $9.5 million in tenant allowances.  The leases will generate gross rents of approximately $80.7 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $42.8 million at June 30, 2012.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058 with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options. Our obligations under the aforementioned ground leases are as follows:  2012 - $2.2 million, 2013-2014 - $9.1 million, 2015-2016 - $9.5 million, and $293.3 million thereafter.

Commercial Commitments

The terms of our corporate credit facility as of June 30, 2012, are discussed in Note 8 - “Note Payable” to the consolidated financial statements.

Pro-rata share of Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $2.2 million for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $6.3 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $1.2 million at June 30, 2012.

The Company currently has one ground lease obligation relating to its joint venture. The ground lease obligation relates to our pro-rata share of the ground lease at Puente. The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal and expires in 2059. Our current pro-rata share of this obligation, through the next revaluation date, is as follows: 2012 - $137,000 and 2013-2014 - $479,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of June 30, 2012:

	Developments in Progress as of June 30, 2012 (dollars in thousands)
	Consolidated Properties	Unconsolidated Proportionate Share	Total
Land for future development	$7,293	$—	$7,293
Scottsdale Quarter land and improvements	35,098	—	35,098
Redevelopment and development	4,396	1,194	5,590
Tenant improvements and tenant allowances	10,084	155	10,239
Other	2,061	129	2,190
Total	$58,932	$1,478	$60,410

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the assets.  Included within Development in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $1.3 million for the six months ended June 30, 2012.

The tables below summarizes the amounts spent on capital expenditures for the three and six months ended June 30, 2012 (dollars in thousands):

	Capital Expenditures for the Three Months Ended June 30, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$1,369	$—	$1,369
Redevelopment and renovation projects	$3,931	$28	$3,959

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$4,361	$562	$4,923
Non-anchor stores	3,231	122	3,353
Operational capital expenditures	866	67	933
Total Property Capital Expenditures	$8,458	$751	$9,209

	Capital Expenditures for the Six Months Ended June 30, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$5,798	$—	$5,798
Redevelopment and renovation projects	$5,384	$45	$5,429

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$5,684	$1,875	$7,559
Non-anchor stores	5,947	575	6,522
Operational capital expenditures	2,170	361	2,531
Total Property Capital Expenditures	$13,801	$2,811	$16,612

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for making such expenditures.  Our anchor store tenant improvements include improvements for a new Restoration Hardware at Scottsdale Quarter, a new H&M store at Polaris Fashion Place in Columbus, Ohio and a new HH Gregg at Grand Central Mall in City of Vienna, West Virginia. Tenant improvements for anchor stores at the joint venture properties relate primarily to two new H&M stores at Lloyd and WestShore.

The tenant improvements for non-anchor stores include stores such as Ecko Unlimited and Tommy Hilfiger at The Outlet Collection - Jersey Gardens, Zumiez at the Mall at Johnson City in Johnson City, Tennessee, rue21 and Maurices stores at the Mall at Fairfield Commons in Dayton, Ohio and Madewell at Town Center.

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

We have started redevelopment projects to update our two outlet Properties, The Outlet Collection - Jersey Gardens in Elizabeth, New Jersey and The Outlet Collection - Seattle in Auburn, Washington ("Seattle"). We anticipate investing approximately $55 - $65 million during the next 12 - 18 months to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at the Properties. The Company has spent $2.5 million through the second quarter of 2012 on The Outlet Collection™ redevelopment and anticipates the projects to open in the second half of 2013. The yield expected on the redevelopment is between 7% - 9%.

Our redevelopment and renovation expenditures in 2012 relate primarily to the outlet redevelopment project at The Outlet Collection - Jersey Gardens and Seattle. It also includes amounts relating to the new Dick's Sporting Goods store at the Dayton Mall in Dayton, Ohio and a new Applebee's restaurant at The Outlet Collection - Jersey Gardens.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the quarter ended June 30, 2012 primarily relates to our investment in Scottsdale Quarter.

The first two phases of Scottsdale Quarter are completed with approximately 519,000 square feet of GLA consisting of approximately 346,000 square feet of retail space with approximately 173,000 square feet of office space above the retail units. Over 84% of the retailers in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have approximately 93% of Phases I and II space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Express, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, Industrie Denim, iPic Theater, lululemon athletica, Nike, Pottery Barn, Republic of Couture, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, more than 90% of the office tenants have now moved in.  The first two phases of Scottsdale Quarter are completed and we expect a stabilized return ranging between approximately 6.0% and 6.5%.

With respect to Phase III of Scottsdale Quarter, our goal in 2012 is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the project. In addition to retail, a portion of Phase III of Scottsdale Quarter could be developed for various uses including residential, lodging or office. A portion of the Phase III real estate has been formally listed with a broker and negotiations with several interested parties continue, but at this point no contract has been executed.

We also continue to actively pursue a variety of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended June 30, 2012 were $434 compared to $393 for the twelve month period ended June 30, 2011.  Mall Store Sales include only those stores open for the twelve months ended June 30, 2012 and 2011.

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

Portfolio occupancy statistics, by property type, are summarized below:

	Occupancy (1)
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011

Total Occupancy
Core Malls (2)	93.6%	93.8%	94.8%	94.3%	93.6%
Mall Portfolio – Excluding Joint Ventures	92.9%	92.9%	93.9%	93.3%	92.4%
Total Community Center Portfolio	88.9%	90.7%	90.2%	95.0%	93.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s joint venture Malls.

Leasing Results

We evaluate our leasing results by anchor and non-anchor as well as new deals versus renewals of existing tenants' leases. Anchor stores are those stores of 20,000 square feet or more and non-anchor stores are stores that are less than 20,000 square feet and outparcels. We report our leasing results for the leases we refer to as permanent leases, which exclude our specialty tenant activity that has a shorter term in nature. Permanent leases have terms in excess of 35 months, while specialty deals have terms ranging from 13 - 35 months. The tenant allowances on the permanent leasing deals signed in 2012 are in-line with historical levels and typically have a reimbursement time horizon of 12-24 months based upon the base rent amount in the respective lease.

The following table summarizes our new and renewal leasing activity for the six months ending June 30, 2012:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	84,700	113,553	198,253	$39.49	$11.78	$17.98
Mall non-anchor	173,789	443,369	617,158	$38.36	$30.92	$33.12

The following table summarizes the new and renewal lease activity and the comparative prior rents for the three and six months ended June 30, 2012, for only those leases where the space was occupied in the previous 24 months:

	GLA Analysis					Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Three months ended June 30, 2012:
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchor	60,896	188,413	249,309	$56.57	$50.32	$34.84	$31.65	$40.15	$36.21	11%

Six months ended June 30, 2012:
Mall anchors	—	58,159	58,159	$—	$—	$11.78	$11.78	$11.78	$11.78	—%
Mall non-anchor	120,601	343,182	463,783	$43.18	$37.88	$33.07	$30.83	$35.70	$32.67	9%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At June 30, 2012, approximately 85.9% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.0 years and a weighted-average interest rate of approximately 5.4%.  At December 31, 2011, approximately 85.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.4 years, and a weighted-average interest rate of approximately 5.4%.  The remainder of our debt at June 30, 2012 and December 31, 2011, bears interest at variable rates with weighted-average interest rates of approximately 2.9% and 3.0%, respectively.

At June 30, 2012, the fair value of our debt (excluding borrowings under our credit facility) was $1,370.3 million, compared to its carrying amount of $1,335.7 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at June 30, 2012, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $2.1 million per year.  Also, the fair value of our debt would decrease by approximately $31.8 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $1.0 million per year and increase the fair value of our debt by approximately $33.8 million.  We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10- "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the second quarter of 2012 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

10.144
Amended and Restated Loan Agreement, dated as of May 23, 2012, among Kierland Crossing, LLC, Glimcher Properties Limited Partnership, KeyBank National Association, KeyBanc Capital Markets, PNC Bank National Association, and the several lenders party to the agreement from time to time.

10.145
First Amendment to Leasehold Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 23, 2012, by Kierland Crossing, LLC for the benefit of KeyBank National Association, as administrative agent.

10.146	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $26,750,000.
10.147	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to The Huntington National Bank in the principal amount of $26,750,000.
10.148	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $26,750,000.
10.149	Tranche A Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $26,750,000.
10.150	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to KeyBank National Association in the principal amount of $5,750,000.
10.151	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to The Huntington National Bank in the principal amount of $5,750,000.
10.152	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to U.S. Bank National Association in the principal amount of $5,750,000.
10.153	Tranche B Note, dated May 23, 2012, issued by Glimcher Properties Limited Partnership and Kierland Crossing, LLC to PNC Bank, National Association in the principal amount of $5,750,000.
10.154	Loan Agreement, dated June 21, 2012, by and between Puente Hills Mall, LLC and Midland National Life Insurance Company.
10.155	Deed of Trust, Security Agreement and Fixture Filing, dated as of June 21, 2012, by Puente Hills Mall, LLC for the benefit of Midland National Life Insurance Company.

10.156	Assignment of Leases and Rents, dated as of June 21, 2012, by Puente Hills Mall, LLC to Midland National Life Insurance Company.
10.157	Environmental Indemnity Agreement, dated as of June 21, 2012, by Puente Hills Mall, LLC and Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company.
10.158	Guaranty Agreement, dated as of June 21, 2012, by Glimcher Properties Limited Partnership in favor of Midland National Life Insurance Company.
10.159	Promissory Note, dated as of June 21, 2012, issued by Puente Hills Mall, LLC to Midland National Life Insurance Company in the principal amount of $60,000,000.
10.160	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Trustee Awards).
10.161	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Executive Awards).
10.162	Form Performance Share Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan.
10.163	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Incentive Stock Options).
10.164	Form Stock Option Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Non-Qualified Stock Options).
10.165
Term Loan Agreement, dated July 11, 2012, among Dayton Mall Venture, LLC, Glimcher Properties Limited Partnership, KeyBank National Association and the several lenders party to the agreement from time to time.

10.166	Note, dated July 11, 2012, issued from Dayton Mall Venture, LLC and Glimcher Properties Limited Partnership to KeyBank National Association in the principal amount of $50,000,000.
10.167	Collateral Assignment of Interests, dated July 11, 2012, by Glimcher Properties Limited Partnership and Glimcher Dayton Mall, Inc. to KeyBank National Association.
10.168	Parent Guaranty, dated July 11, 2012, by Glimcher Realty Trust in favor of KeyBank National Association.

31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:         July 27, 2012