Form 10-Q
period 2012-09-30
GLIMCHER REALTY TRUST
filed 2012-10-26
CIK 912898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, there were 142,012,958 Common Shares of Beneficial Interest outstanding, par value $0.01 per share.

GLIMCHER REALTY TRUST
FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

GLIMCHER REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

ASSETS	September 30, 2012 (unaudited)	December 31, 2011
Investment in real estate:
Land	$352,105	$312,496
Buildings, improvements and equipment	2,348,776	1,876,048
Developments in progress	69,715	46,530
	2,770,596	2,235,074
Less accumulated depreciation	687,531	634,279
Property and equipment, net	2,083,065	1,600,795
Deferred costs, net	30,172	24,505
Real estate assets held-for-sale	4,056	4,056
Investment in and advances to unconsolidated real estate entities	96,699	124,793
Investment in real estate, net	2,213,992	1,754,149

Cash and cash equivalents	7,567	8,876
Restricted cash	20,358	18,820
Tenant accounts receivable, net	29,979	26,873
Deferred expenses, net	15,294	15,780
Prepaid and other assets	58,232	40,928
Total assets	$2,345,422	$1,865,426
LIABILITIES AND EQUITY
Mortgage notes payable	$1,368,639	$1,175,053
Notes payable	108,000	78,000
Other liabilities associated with property held-for-sale	99	127
Accounts payable and accrued expenses	110,198	50,304
Distributions payable	19,669	18,013
Total liabilities	1,606,605	1,321,497
Glimcher Realty Trust shareholders’ equity:
Series F Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 0 and 2,400,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	60,000
Series G Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 8,300,000 and 9,500,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	192,412	222,074
Series H Cumulative Preferred Shares of Beneficial Interest, $0.01 par value, 4,000,000 and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	96,564	—
Common Shares of Beneficial Interest, $0.01 par value, 142,010,789 and 115,975,420 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,421	1,160
Additional paid-in capital	1,252,203	1,016,188
Distributions in excess of accumulated earnings	(814,944)	(766,571)
Accumulated other comprehensive loss	(1,369)	(483)
Total Glimcher Realty Trust shareholders’ equity	726,287	532,368
Noncontrolling interest	12,530	11,561
Total equity	738,817	543,929
Total liabilities and equity	$2,345,422	$1,865,426
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Three Months Ended September 30,
	2012	2011
Revenues:
Minimum rents	$52,915	$39,743
Percentage rents	2,956	1,650
Tenant reimbursements	26,631	19,283
Other revenues	4,827	6,155
Total revenues	87,329	66,831
Expenses:
Property operating expenses	20,316	14,819
Real estate taxes	10,368	8,223
Provision for doubtful accounts	713	341
Other operating expenses	4,413	3,129
Depreciation and amortization	28,420	18,137
General and administrative	6,005	5,398
Total expenses	70,235	50,047

Operating income	17,094	16,784
Interest income	2	355
Interest expense	18,159	16,945
Equity in (loss) income of unconsolidated real estate entities, net	(83)	618
(Loss) income from continuing operations	(1,146)	812
Discontinued operations:
Income from operations	638	547
Net (loss) income	(508)	1,359
Add: allocation to noncontrolling interest	196	122
Net (loss) income attributable to Glimcher Realty Trust	(312)	1,481
Less: Preferred share dividends	6,605	6,137
Less: Write-off of issuance costs related to preferred share redemptions	3,446	—
Net loss to common shareholders	$(10,363)	$(4,656)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.07)	$(0.04)

EPS (diluted):
Continuing operations	$(0.08)	$(0.05)
Discontinued operations	$0.00	$0.00
Net loss to common shareholders	$(0.07)	$(0.04)
Weighted average common shares outstanding	140,641	107,444
Weighted average common shares and common share equivalents outstanding	142,964	110,252

Net (loss) income	$(508)	$1,359
Other comprehensive (loss) income on derivative instruments, net	(329)	78
Comprehensive (loss) income	(837)	1,437
Comprehensive loss (income) attributable to noncontrolling interest	5	(2)
Comprehensive (loss) income attributable to Glimcher Realty Trust	$(832)	$1,435
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(dollars and shares in thousands, except per share and unit amounts)

	For the Nine Months Ended September 30,
	2012	2011
Revenues:
Minimum rents	$142,591	$118,393
Percentage rents	6,109	4,000
Tenant reimbursements	69,729	57,061
Other revenues	15,799	16,095
Total revenues	234,228	195,549
Expenses:
Property operating expenses	51,457	43,063
Real estate taxes	28,649	23,836
Provision for doubtful accounts	5,419	1,990
Other operating expenses	13,898	8,359
Depreciation and amortization	70,338	51,201
General and administrative	17,534	15,461
Impairment loss	—	8,995
Total expenses	187,295	152,905

Operating income	46,933	42,644
Interest income	67	1,052
Interest expense	52,224	53,141
Gain on remeasurement of equity method investment	25,068	—
Equity in loss of unconsolidated real estate entities, net	(4,668)	(7,018)
Income (loss) from continuing operations	15,176	(16,463)
Discontinued operations:
Income from operations	748	943
Net income (loss)	15,924	(15,520)
Add: allocation to noncontrolling interest	185	922
Net income (loss) attributable to Glimcher Realty Trust	16,109	(14,598)
Less: Preferred share dividends	18,879	18,411
Less: Write-off of issuance costs related to preferred share redemptions	3,446	—
Net loss to common shareholders	$(6,216)	$(33,009)
Earnings Per Common Share (“EPS”):
EPS (basic):
Continuing operations	$(0.05)	$(0.33)
Discontinued operations	$0.01	$0.01
Net loss to common shareholders	$(0.05)	$(0.32)

EPS (diluted):
Continuing operations	$(0.05)	$(0.33)
Discontinued operations	$0.01	$0.01
Net loss to common shareholders	$(0.05)	$(0.32)
Weighted average common shares outstanding	132,692	102,752
Weighted average common shares and common share equivalents outstanding	135,214	105,664

Net income (loss)	$15,924	$(15,520)
Other comprehensive (loss) income on derivative instruments, net	(901)	3,303
Comprehensive income (loss)	15,023	(12,217)
Comprehensive loss (income) attributable to noncontrolling interest	15	(96)
Comprehensive income (loss) attributable to Glimcher Realty Trust	$15,038	$(12,313)
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2012
(unaudited)
(dollars in thousands, except share, par value and unit amounts)

	Series F Cumulative Preferred Shares	Series G Cumulative Preferred Shares	Series H Cumulative Preferred Shares	Common Shares of Beneficial Interest		Additional Paid-In Capital	Distributions In Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss
				Shares	Amount				Noncontrolling Interest	Total
Balance, December 31, 2011	$60,000	$222,074	$—	115,975,420	$1,160	$1,016,188	$(766,571)	$(483)	$11,561	$543,929
Distributions declared, $0.30 per share							(42,157)		(737)	(42,894)
Distribution reinvestment and share purchase plan				8,084	—	69				69
Exercise of stock options				94,005	1	280				281
Restricted stock grant				898,224	9	(9)				—
Cancellation of restricted stock grant				(35,174)	—	—				—
OP unit conversion				465,930	5	—				5
Amortization of performance stock						518				518
Amortization of restricted stock						946				946
Preferred stock dividends							(18,879)			(18,879)
Net income							16,109		(185)	15,924
Other comprehensive loss on derivative instruments								(886)	(15)	(901)
Stock option expense						572				572
Issuances of common stock				24,604,300	246	243,873				244,119
Stock issuance costs						(11,391)				(11,391)
Issuance of Series H Cumulative Preferred Shares			100,000							100,000
Series H Cumulative Preferred Shares issuance costs			(3,436)							(3,436)
Redemption of Cumulative Preferred Shares	(60,000)	(30,000)								(90,000)
Issuance costs related to preferred share redemptions		338				3,108	(3,446)			—
Adjustments related to consolidation of a previously unconsolidated entity									(45)	(45)
Transfer to noncontrolling interest in partnership						(1,951)			1,951	—
Balance, September 30, 2012	$—	$192,412	$96,564	142,010,789	$1,421	$1,252,203	$(814,944)	$(1,369)	$12,530	$738,817
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$15,924	$(15,520)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	5,549	2,089
Depreciation and amortization	70,841	52,410
Amortization of financing costs	2,940	4,684
Equity in loss of unconsolidated real estate entities, net	4,668	7,018
Distributions from unconsolidated real estate entities	2,177	5,988
Discontinued development costs charged to expense	3,345	27
Impairment loss	—	8,995
Gain on sale of outparcels	(1,979)	(551)
Gain on remeasurement of equity method investment	(25,068)	—
Stock compensation expense	2,036	1,214
Net changes in operating assets and liabilities:
Tenant accounts receivable, net	(5,699)	(1,036)
Prepaid and other assets	(2,264)	(5,683)
Accounts payable and accrued expenses	1,436	(3,145)
Net cash provided by operating activities	73,906	56,490
Cash flows from investing activities:
Additions to investment in real estate	(303,568)	(41,766)
Additions to investment in unconsolidated real estate entities	(5,761)	(41)
Proceeds from sale of outparcels	7,050	1,050
Additions to restricted cash	(223)	(4,318)
Additions to deferred costs and other	(4,468)	(6,862)
Distributions from unconsolidated real estate entities	15,200	—
Net cash used in investing activities	(291,770)	(51,937)
Cash flows from financing activities:
Proceeds from (payments to) revolving line of credit, net	30,000	(51,553)
Payments of deferred financing costs	(2,634)	(4,041)
Proceeds from issuance of mortgages and other notes payable	209,000	44,529
Principal payments on mortgages and other notes payable	(199,336)	(133,092)
Net proceeds from issuance of common shares	232,728	184,776
Net proceeds from issuance of preferred shares	96,564	—
Redemption of preferred shares	(90,000)	—
Proceeds received from dividend reinvestment and exercise of stock options	350	213
Cash distributions	(60,117)	(48,507)
Net cash provided by (used in) financing activities	216,555	(7,675)
Net change in cash and cash equivalents	(1,309)	(3,122)
Cash and cash equivalents, at beginning of year	8,876	9,245
Cash and cash equivalents, at end of period	$7,567	$6,123
The accompanying notes are an integral part of these consolidated financial statements.

GLIMCHER REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

1.	Organization and Basis of Presentation

Organization

Glimcher Realty Trust (“GRT”) is a fully-integrated, self-administered and self-managed Maryland real estate investment trust (“REIT”), which owns, leases, manages and develops a portfolio of retail properties (the “Property” or “Properties”). The Properties consist of open-air centers, enclosed regional malls, outlet centers, and community shopping centers.  At September 30, 2012, GRT both owned interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures). The "Company" refers to GRT and Glimcher Properties Limited Partnership (the "Operating Partnership," "OP" or "GPLP"), a Delaware limited partnership, as well as entities in which the Company has an ownership or financial interest, collectively.

Basis of Presentation

The consolidated financial statements include the accounts of GRT, GPLP, and Glimcher Development Corporation (“GDC”).  As of September 30, 2012, GRT was a limited partner in GPLP with a 98.2% ownership interest and GRT’s wholly-owned subsidiary, Glimcher Properties Corporation, was GPLP’s sole general partner, with a 0.1% interest in GPLP.  GDC, a wholly-owned subsidiary of GPLP, provides development, construction, leasing and legal services to the Company’s affiliates and is a taxable REIT subsidiary.  The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with other parties, as well as variable interest entities (“VIE”) in which it is deemed to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC”) Topic 810 – “Consolidation.”  The equity method of accounting is applied to entities in which the Company has more than a nominal interest. These entities are reflected on the Company’s consolidated financial statements as “Investment in and advances to unconsolidated real estate entities.”  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  The information furnished in the accompanying Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Statement of Equity, and Statements of Cash Flows reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair statement of the aforementioned financial statements for the interim period.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Material subsequent events that have occurred since September 30, 2012 that require disclosure in these financial statements are presented in Note 19 - “Subsequent Events.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Recoveries from tenants for real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period that the applicable costs are incurred.  The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year.  Other revenues primarily consist of fee income which relates to property management services and other related services and is recognized in the period in which the service is performed, license agreement revenues which are recognized as earned, and the proceeds from sales of development land which are generally recognized at the closing date.

Tenant Accounts Receivable

The allowance for doubtful accounts reflects the Company’s estimate of the amount of the recorded accounts receivable at the balance sheet date that will not be recovered from cash receipts in subsequent periods.  The Company’s policy is to record a periodic provision for doubtful accounts based on a percentage of total revenues.  The Company also periodically reviews specific tenant and other receivable balances and determines whether an additional allowance is necessary.  In recording such a provision, the Company considers a tenant’s or other party's creditworthiness, ability to pay, probability of collection and consideration of the retail sector in which the tenant operates.  The allowance for doubtful accounts is reviewed and adjusted periodically based upon the Company’s historical experience.

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

Depreciation and Amortization

Depreciation expense for real estate assets is computed using a straight-line method over the estimated useful lives for buildings and improvements using a weighted average composite life of forty years and three to ten years for equipment and fixtures.  Expenditures for leasehold improvements and construction allowances paid to tenants are capitalized and amortized over the initial term of each lease.  Cash allowances paid to tenants that are used for purposes other than improvements to the real estate are amortized as a reduction to minimum rents over the initial lease term.  Maintenance and repairs are charged to expense as incurred.  Cash allowances or other consideration given, in return for operating covenants from retailers who own their real estate are capitalized as contract intangibles.  These intangibles are amortized over the period the tenant is required to operate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company records an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective asset(s) and the Company’s views of market and economic conditions.  The Company evaluates each property that has material reductions in occupancy levels and/or net operating income and conducts a detailed evaluation of the respective property.  The evaluation also considers factors such as current and historical rental rates, occupancies for the respective properties and comparable properties, sales contracts for certain land parcels and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or its views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

Investment in Real Estate – Held-for-Sale

The Company evaluates the held-for-sale classification of its consolidated real estate assets each quarter.  Assets that are classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.  Management evaluates the fair value less cost to sell each quarter and records impairment charges as required.  An asset is generally classified as held-for-sale once management commits to a plan to sell its entire interest in a particular Property which results in no continuing involvement in the asset and initiates an active program to market the asset for sale.  In instances where the Company may sell either a partial or entire interest in a Property and has commenced marketing of the Property, the Company evaluates the facts and circumstances of the potential sale to determine the appropriate classification for the reporting period.  Based upon management’s evaluation, if it is expected that the sale will be for a partial interest, the asset is classified as held for investment.  If during the marketing process it is determined the asset will be sold in its entirety, the period of that determination is the period the asset would be reclassified as held-for-sale.  The results of operations for these real estate Properties that are classified as held-for-sale are reflected as discontinued operations in all periods reported.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The Company considers fixed-rate renewal options in its calculation of the fair value of below-market lease intangibles. The Company compares the contractual lease rates to the projected market lease rates and makes a determination as to whether or not to include the fixed-rate renewal option into the calculation of the fair value of below-market leases. The determination of the likelihood that a fixed-rate renewal option will be exercised is approached from both a quantitative and qualitative perspective.

From a quantitative perspective, the Company determines if the fixed-rate renewal option is economically compelling to the tenant. The Company also considers qualitative factors such as: overall tenant sales performance, the industry the tenant operates in, the tenant's commitment to the concept, and other information the Company may have knowledge of relating to the particular tenant. This quantitative and qualitative information is then used, on a case-by-case basis, to determine if the fixed-rate renewal option should be included in the fair value calculation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, all highly liquid investments purchased with original maturities of three months or less are considered to be cash equivalents.  Cash and cash equivalents primarily consists of short term securities and overnight purchases of debt securities.  The carrying amounts approximate fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Topic 815 - “Derivative and Hedging.”  The objective is to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments; b) how derivative instruments and related hedged items are accounted for under this guidance; and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  It also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Investment in and Advances to Unconsolidated Real Estate Entities

The Company evaluates all joint venture arrangements for consolidation. The percentage interest in the joint venture, evaluation of control and whether the joint venture is a VIE are all considered in determining if the arrangement qualifies for consolidation. The Company evaluates its investments in joint ventures to determine whether such entities may be a VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to; the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

The Company has determined that it is the primary beneficiary in two VIEs, and has consolidated each as disclosed in Note 4 - “Investment in Joint Ventures - Consolidated.”

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

Noncontrolling Interest

Noncontrolling interest represents both the aggregate partnership interest in the Operating Partnership held by the Operating Partnership limited partner unit holders (the “Unit Holders”) as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures. During the three and nine months ended September 30, 2012, noncontrolling interest allocated to the partner in the joint venture that owns Town Square at Surprise amounted to $25. As of December 31, 2011, noncontrolling interest included only the aggregate partnership interest in the Operating Partnership held by the Unit Holders.

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

Supplemental Disclosure of Non-Cash Operating, Investing, and Financing Activities

The Company's other non-cash activities for the nine months ended September 30, 2012 accounted for changes in the following areas:  a) investment in real estate - $232,578, b) cash in escrow - $1,315, c) investment in joint venture - $(11,810), d) accounts receivable - $2,956, e) deferred costs - $7,344, f) prepaid and other assets - $15,188, g) mortgage notes payable $(183,922), h) accounts payable and accrued liabilities - $(58,420), and i) accumulated other comprehensive loss - $885.

Share distributions of $14,201 and $11,597 were declared, but not paid as of September 30, 2012 and December 31, 2011, respectively.  Operating Partnership distributions of $232 and $279 were declared, but not paid as of September 30, 2012 and December 31, 2011, respectively.  Distributions for GRT's 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series F Preferred Shares”) of $1,313 were declared, but not paid as of December 31, 2011.  Distributions for GRT's 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series G Preferred Shares”) of $4,215 and $4,824 were declared, but not paid as of September 30, 2012 and December 31, 2011, respectively. Distributions for GRT's 7.50% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series H Preferred Shares”) of $1,333 were declared, but not paid as of September 30, 2012, $1,021 of which relates to the three months ended September 30, 2012.

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

As required by ASC Topic 360 - “Property, Plant, and Equipment,” long-lived assets to be disposed of by sale are measured at the lower of the carrying amount for such assets or fair value less cost to sell.  During the fourth quarter of 2011, the Company entered into a contract to sell a sixty-nine acre parcel of vacant land located near Cincinnati, Ohio. Accordingly, this land is classified as held-for-sale as of September 30, 2012 and December 31, 2011. The financial results for this asset are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The net book value of the asset is reflected as held-for-sale in the Consolidated Balance Sheets.  The table below provides information on the held-for-sale asset:

	September 30, 2012	December 31, 2011
Real estate assets held-for-sale	$4,056	$4,056

4.	Investment in Joint Ventures – Consolidated

As of September 30, 2012, the Company has an interest in two consolidated joint ventures; the Surprise Venture and the VBF Venture (both defined below). Each qualify as a VIE under ASC Topic 810. The Company is the primary beneficiary of both of these joint ventures.

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

During the third quarter of 2012, the Surprise Venture extended the mortgage loan ("Surprise Loan") that encumbers Surprise. As part of the extension, the Surprise Venture made a partial pay down of the principal balance on the loan. In connection with this principal reduction, GPLP made a loan of $1,250 to the Surprise Venture, which was used primarily to reduce the principal balance of the Surprise Loan. The extension of the Surprise Loan was deemed to be a reconsideration event and it was determined that the Surprise Venture was now a VIE.

After evaluating several key control activities that could potentially provide a substantial impact to the entity's overall economic performance, and evaluating which member of the Surprise Venture has the ability to receive the primary benefit or risk of loss, it was determined that the Company was the primary beneficiary of the Surprise Venture. Effective July 20, 2012, the Company began reporting the Surprise Venture as a consolidated real estate entity on a prospective basis.

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

The Company did not provide any additional financial support to the VBF Venture during the nine months ended September 30, 2012.  Furthermore, the Company does not have any contractual commitments or obligations to provide additional financial support to the VBF Venture.

The carrying amounts and classification on the Company's Consolidated Balance Sheets of the total assets and liabilities of both the Surprise Venture and the VBF Venture at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Investment in real estate, net (1)	$8,402	$5,215
Total assets	$8,570	$5,215
Mortgage note payable	$3,607	$—
Total liabilities	$5,217	$—

(1)	During the year ended December 31, 2011, the Company's investment in the Surprise Venture of $1,557 was classified as an "Investment in unconsolidated subsidiaries, net."

Both the Surprise Venture and the VBF Venture are separate legal entities, and are not liable for the debts of the Company.  All of the assets in the table above are restricted for settlement of the joint venture obligations.  Accordingly, creditors of the Company may not satisfy their debts from the assets of the Surprise Venture or the VBF Venture except as permitted by applicable law or regulation, or by agreement.  Also, creditors of the Surprise Venture or VBF Venture may not satisfy their debts from the assets of the Company except as permitted by applicable law or regulation, or by agreement.

5.	Investment in and Advances to Unconsolidated Real Estate Entities

The Company's investment in material unconsolidated real estate entities at September 30, 2012 consisted of investments in two separate joint venture arrangements (the “Ventures”).  A description of each of the Ventures is provided below:

•	Blackstone Joint Venture

This investment consists of a 40% interest held by a GPLP subsidiary in a joint venture (the “Blackstone Joint Venture”) with an affiliate of The Blackstone Group® ("Blackstone") that owns and operates both Lloyd Center, located in Portland, Oregon, and WestShore Plaza, located in Tampa, Florida. The Blackstone Joint Venture was formed in March 2010.

•	ORC Venture

This investment consists of a 52% economic interest held by GPLP in a joint venture (the “ORC Venture”) with an affiliate of Oxford Properties Group (“Oxford”), which is the global real estate platform for the Ontario (Canada) Municipal Employees Retirement System, a Canadian pension plan.  The ORC Venture, formed in December 2005, owns and operates two Mall Properties - Puente Hills Mall located in City of Industry, California and Tulsa Promenade ("Tulsa") located in Tulsa, Oklahoma.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

In connection with the first quarter of 2012 quarterly impairment evaluation, the ORC Venture determined a further reduction in the value of Tulsa was warranted due to the uncertainty associated with a terminated sales contract. The Company's proportionate share of this additional impairment loss amounted to $3,932 for the quarter ended March 31, 2012, and is reflected in the 2012 Consolidated Statements of Operations and Comprehensive Income (Loss) within "Equity in loss of unconsolidated real estate entities, net." The Company also reduced the carrying value of a note receivable it made to an affiliate of the ORC Venture. The recorded value of this note was reduced by $3,322 to its estimated net recoverable amount, which is reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) within "Provision for doubtful accounts."

During the third quarter of 2012 the ORC Venture entered into a contract, subject to due diligence, to sell Tulsa at an amount less than its carrying value. Accordingly, the ORC Venture recorded an additional impairment of $697. The Company's proportionate share of impairment loss related to Tulsa amounted to $363 and $4,295 for the three and nine months ended September 30, 2012, respectively.

•	Pearlridge Venture - through May 8, 2012

This investment consisted of a 20% interest held by a GPLP subsidiary in a joint venture (the “Pearlridge Venture”) formed in November 2010 with Blackstone.  The Pearlridge Venture owned and operated Pearlridge Center which is located in Aiea, Hawaii.

On May 9, 2012, a GRT affiliate purchased the remaining 80% ownership interest in Pearlridge Venture from affiliates of Blackstone. The details of this transaction are further discussed in Note 18 - "Acquisition of Properties." After the purchase, the Pearlridge Venture was terminated.

Individual agreements specify which services the Company is to provide to each Venture. The Company, primarily through its affiliates GDC and GPLP, provides management, development, construction, leasing, legal, housekeeping, and security services for a fee to each Venture described above.  The Company recognized fee and service income of $1,695 and $2,184 for the three months ended September 30, 2012 and 2011, respectively, and fee and service income of $5,947 and $6,256 for the nine months ended September 30, 2012 and 2011, respectively.

As a result of the Company's determination that the Surprise Venture should be reported as a consolidated real estate entity as of July 20, 2012, the assets, liabilities and equity for this Property are no longer included in the combined joint venture Balance Sheets as of September 30, 2012 that follows and are now reported within the Consolidated Balance Sheets. The Surprise Venture is included in the December 31, 2011 combined joint venture Balance Sheet. The combined joint venture Statements of Operations noted below for the three and the nine months ended September 30, 2012 and 2011 include the results of operations for the Surprise Venture for the period January 1, 2011 through July 19, 2012.

With the purchase of Blackstone's interest in Pearlridge Center by the Company on May 9, 2012, the assets, liabilities and equity for this Property are no longer included in the combined joint venture Balance Sheet as of September 30, 2012 and are now reported within the Consolidated Balance Sheets.  The Pearlridge Venture is included in the December 31, 2011 combined joint venture Balance Sheet.  The combined joint venture Statements of Operations for the three months and the nine months ended September 30, 2012 and 2011 include the results of operations for the Pearlridge Venture for the period from January 1, 2011 through May 8, 2012.

The following combined Balance Sheets and Statements of Operations, for each period reported, include the Blackstone Joint Venture and ORC Venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The net income or loss generated by the Company's joint ventures is allocated in accordance with the provisions of the applicable operating agreements.  The summary financial information for the ventures discussed above accounted for using the equity method is presented below:

Combined Balance Sheets	September 30, 2012	December 31, 2011
Assets:
Investment properties at cost, net	$480,647	$726,390
Construction in progress	6,407	10,485
Intangible assets (1)	8,688	34,351
Other assets	47,425	46,802
Total assets	$543,167	$818,028
Liabilities and members’ equity:
Mortgage notes payable	$327,800	$458,937
Note payable (2)	5,000	5,000
Intangible liabilities	4,823	30,928
Other liabilities	11,041	17,615
Total liabilities	348,664	512,480
Members’ equity	194,503	305,548
Total liabilities and members’ equity	$543,167	$818,028

(1)	Includes value of acquired in-place leases and intangible lease assets.

(2)	Amount represents a note payable to GPLP.

	September 30, 2012	December 31, 2011
GPLP's share of members’ equity in all unconsolidated real estate entities	$96,063	$124,229
Advances and additional costs	636	564
Investment in and advances to unconsolidated real estate entities	$96,699	$124,793

	For the Three Months Ended September 30,
Combined Statements of Operations	2012	2011
Total revenues	$19,131	$32,334
Operating expenses	8,946	15,961
Depreciation and amortization	5,224	8,853
Impairment loss	697	—
Operating income	4,264	7,520
Other expenses, net	91	54
Interest expense, net	4,156	6,058
Net income	17	1,408
Preferred dividend	8	8
Net income from the Company’s unconsolidated real estate entities	$9	$1,400
GPLP’s share of (loss) income from all unconsolidated real estate entities	$(83)	$618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
Combined Statements of Operations	2012	2011
Total revenues	$73,326	$94,141
Operating expenses	35,945	46,055
Depreciation and amortization	20,809	28,099
Impairment loss	11,359	15,149
Operating income	5,213	4,838
Other expenses, net	321	257
Interest expense, net	14,312	18,263
Net loss	(9,420)	(13,682)
Preferred dividend	23	23
Net loss from the Company’s unconsolidated real estate entities	$(9,443)	$(13,705)
GPLP’s share of loss from all unconsolidated real estate entities	$(4,668)	$(7,018)

6.	Tenant Accounts Receivable, net

The Company’s accounts receivable is comprised of the following components:

	September 30, 2012	December 31, 2011
Billed receivables	$5,962	$6,071
Straight-line receivables	19,463	17,287
Unbilled receivables	9,922	7,249
Less: allowance for doubtful accounts	(5,368)	(3,734)
Tenant accounts receivable, net	$29,979	$26,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

7.	Mortgage Notes Payable

Mortgage notes payable as of September 30, 2012 and December 31, 2011 consist of the following:

Description/Borrower	Carrying Amount of Mortgage Notes Payable		Interest Rate		Interest Terms	Payment Terms	Payment at Maturity	Maturity Date
	2012	2011	2012	2011
Fixed Rate:
PFP Columbus, LLC	$126,228	$128,570	5.24%	5.24%		(a)	$124,572	April 11, 2013
JG Elizabeth, LLC	141,293	143,846	4.83%	4.83%		(a)	$135,194	June 8, 2014
MFC Beavercreek, LLC	97,871	99,551	5.45%	5.45%		(a)	$92,762	November 1, 2014
Glimcher Supermall Venture, LLC	53,356	54,309	7.54%	7.54%	(i)	(a)	$49,969	(e)
Glimcher Merritt Square, LLC	55,474	55,999	5.35%	5.35%		(a)	$52,914	September 1, 2015
SDQ Fee, LLC	68,050	68,829	4.91%	4.91%		(a)	$64,577	October 1, 2015
BRE/Pearlridge, LLC	175,000	—	4.60%	—		(m)	$169,999	November 1, 2015
RVM Glimcher, LLC	47,565	48,097	5.65%	5.65%		(a)	$44,931	January 11, 2016
WTM Glimcher, LLC	60,000	60,000	5.90%	5.90%		(b)	$60,000	June 8, 2016
EM Columbus II, LLC	40,947	41,388	5.87%	5.87%		(a)	$38,057	December 11, 2016
Glimcher MJC, LLC	53,727	54,153	6.76%	6.76%		(a)	$47,768	May 6, 2020
Grand Central Parkersburg, LLC	43,874	44,277	6.05%	6.05%		(a)	$38,307	July 6, 2020
ATC Glimcher, LLC	41,381	41,833	4.90%	4.90%		(a)	$34,569	July 6, 2021
Dayton Mall II, LLC	82,000	—	4.57%	—		(d)	$75,241	September 1, 2022
Leawood TCP, LLC	76,344	—	5.00%	—		(a)	$52,465	(j)
Tax Exempt Bonds (k)	19,000	19,000	6.00%	6.00%		(c)	$19,000	November 1, 2028
	1,182,110	859,852
Variable Rate:
SDQ III Fee, LLC	15,000	15,000	3.12%	3.20%	(l)	(b)	$15,000	December 1, 2012
Catalina Partners, LP (f)	33,585	40,000	3.72%	3.41%	(g)	(a)	$33,283	April 23, 2013
Surprise Peripheral Venture, LLC (p)	3,607	—	5.50%	—	(q)	(a)	$3,571	(r)
Kierland Crossing, LLC	130,000	140,633	3.28%	2.86%	(h)	(b)	$130,000	(n)
	182,192	195,633
Other:
Fair value adjustments	4,337	(961)
Extinguished debt	—	120,529		(o)
Mortgage Notes Payable	$1,368,639	$1,175,053

(a)	The loan requires monthly payments of principal and interest.

(b)	The loan requires monthly payments of interest only.

(c)	The loan requires semi-annual payments of interest only.

(d)	The loan requires monthly payments of interest only until October 2017. Thereafter, monthly payments of principal and interest are required.

(e)	The loan matures in September 2029, with an optional prepayment (without penalty) date on February 11, 2015.

(f)	In April 2012, the Company reduced the loan amount by $6,200 to a balance of $33,800.

(g)	Interest rate of LIBOR plus 3.50%.

(h)
$105,000 was fixed through a swap agreement at a rate of 3.14% at September 30, 2012 and the remaining $25,000 incurs interest at an average rate of LIBOR plus 3.65%. $125,000 was fixed through a swap agreement at a rate of 2.86% at December 31, 2011.

(i)	Interest rate escalates after optional prepayment date.

(j)	The loan has a 15 year term based on a call date of February 1, 2027.

(k)	The bonds were issued by the New Jersey Economic Development Authority as part of the financing for the development of The Outlet Collection | Jersey Gardens site.

(l)	Interest rate of LIBOR plus 2.90%.

(m)	The loan requires monthly payments of interest only until November 2013. Thereafter, monthly payments of principal and interest are required.

(n)	The loan matures May 22, 2015, however, a portion of the loan ($107,000) may be extended for one year subject to payment of certain loan extension fees and satisfaction of other conditions.

(o)	Interest rates ranging from 3.30% to 8.27% at December 31, 2011.

(p)	Beginning in July 2012, the Surprise Venture is being included in the Company's consolidated results. It was previously classified as an unconsolidated entity.

(q)	Interest rate is the greater of 5.50% or LIBOR plus 4.00%.

(r)	The loan matures June 30, 2013, however, the loan may be extended for eighteen months subject to payment of certain loan extension fees and satisfaction of other conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

All mortgage notes payable are collateralized by certain Properties (owned by the respective entities) with net book values of $1,756,368 and $1,384,982 at September 30, 2012 and December 31, 2011, respectively. Certain loans listed above contain financial covenants regarding minimum net operating income and coverage ratios. Management believes the Company's affiliate borrowers are in compliance with all covenants at September 30, 2012. Additionally, $175,755 of mortgage notes payable relating to certain Properties, including $19,000 of tax exempt bonds issued as part of the financing for the development of The Outlet Collection | Jersey Gardens, have been guaranteed by the Company as of September 30, 2012.

8.	Notes Payable

GPLP's secured credit facility (the “Credit Facility”) has a maximum borrowing capacity of $250,000, subject to quarterly availability tests. GPLP may increase the total borrowing capacity up to $400,000 by providing additional collateral and adding new financial institutions as facility lenders or obtaining the agreement from the existing lenders to increase their lending commitment.  The Credit Facility matures on October 12, 2014 and contains an option to extend the maturity date an additional year to October 12, 2015. The interest rate ranges from LIBOR plus 2.00% to LIBOR plus 2.75% based upon the quarterly measurement of our consolidated debt outstanding as a percentage of total asset value. The applicable interest rate as of September 30, 2012 is LIBOR plus 2.25%. The Credit Facility is secured by perfected first mortgage liens with respect to four of the Company's Mall Properties, two Community Center Properties, and certain other assets. The Credit Facility contains customary covenants, representations, warranties and events of default, including maintenance of a specified net worth requirement; a consolidated debt outstanding as a percentage of total asset value ratio; an interest coverage ratio; a fixed charge ratio; and a total recourse debt outstanding as a percentage of total asset value ratio.  Management believes GPLP is in compliance with all covenants of the Credit Facility as of September 30, 2012.

At September 30, 2012, the availability level on the Credit Facility, based upon quarterly availability tests, was $214,346 and the outstanding balance was $108,000.  Additionally, $517 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of September 30, 2012, the unused balance of the Credit Facility available to the Company was $105,829 and the average interest rate on the outstanding balance was 2.47% per annum.

At December 31, 2011, the availability level on the Credit Facility was $250,000 and the outstanding balance was $78,000.  Additionally, $327 represents a holdback on the available balance for letters of credit issued under the Credit Facility.  As of December 31, 2011, the unused balance of the Credit Facility available to the Company was $171,673 and the average interest rate on the outstanding balance was 2.71% per annum.

9.	Equity Offerings

On March 27, 2012, GRT completed a secondary public offering of 23,000,000 Common Shares at a price of $9.90 per share, which included 3,000,000 Common Shares issued and sold upon the full exercise of the underwriters' option to purchase additional Common Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $216,807.

During the nine months ended September 30, 2012, GRT issued 1,604,300 Common Shares under its at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $10.23 per Common Share, generating net proceeds of $15,921 after deducting $499 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the Credit Facility. As of September 30, 2012, GRT had $40,850 available for issuance under the GRT ATM Program.

On August 10, 2012, GRT completed a $100,000 public offering of 4,000,000 of its 7.50% Series H Preferred Shares. The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts, and offering expenses, were $96,564. The proceeds were used to redeem all 2,400,000 of its 8.75% Series F Preferred Shares outstanding at $25 per share, as well as 1,200,000 of its 8.125% Series G Preferred Shares outstanding at $25 per share, and used the remainder to repay a portion of the amount outstanding under the Credit Facility. In connection with the redemptions, the Company recorded a $3,446 write off of previously incurred issuance costs associated with the Series F Preferred Shares and Series G Preferred Shares.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” (“OCL”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with our existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company had $0 of hedge ineffectiveness in earnings during the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, the Company had $0 and $(60) of hedge ineffectiveness included in earnings, respectively.

Amounts reported in OCL related to derivatives that will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $455 will be reclassified as an increase to interest expense.

As of September 30, 2012, the Company had one outstanding interest rate swap that was designated as a cash flow hedge of interest rate risk with a notional value of $105,000.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	Liability Derivatives
	As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Products	Accounts Payable & Accrued Expenses	$900	Accounts Payable & Accrued Expenses	$(2)

The derivative instruments were reported at their fair value of $900 and $(2) in "Accounts payable and accrued expenses" at September 30, 2012 and December 31, 2011, respectively, with a corresponding adjustment to OCL for the unrealized gains and losses (net of noncontrolling interest allocation). Over time, the unrealized gains and losses held in OCL will be reclassified to earnings. This reclassification will correlate with the recognition of the hedged interest payments in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
Interest Rate Products	$(440)	$(7)	Interest expense	$(111)	$(85)	Interest expense	$—	$—

During the three months ended September 30, 2012, the Company recognized additional other comprehensive loss of $(329), to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2012, net of $111 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(5) of OCL to the noncontrolling interest during the three months ended September 30, 2012.

During the three months ended September 30, 2011, the Company recognized additional other comprehensive income of $78, to adjust the carrying amount of the interest rate swaps to their fair values at September 30, 2011, net of $85 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $2 of other comprehensive income to the noncontrolling interest during the three months ended September 30, 2011.

The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCL on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,			September 30,			September 30,
	2012	2011		2012	2011		2012	2011
Interest Rate Products	$(1,085)	$2,860	Interest expense	$(184)	$(443)	Interest expense	$—	$60

During the nine months ended September 30, 2012, the Company recognized additional other comprehensive income of $(901) to adjust the carrying amount of the interest rate swaps to fair values at September 30, 2012, net of $184 in reclassifications to earnings for interest rate swap settlements during the period. The Company allocated $(15) of other comprehensive income to noncontrolling interest participation during the nine months ended September 30, 2012.

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

As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $968. As of September 30, 2012, the Company has not posted any collateral related to these agreements. The Company is not in default with any of these provisions. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $968.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Recurring Valuations

The Company values its derivative instruments, net using significant other observable inputs (Level 2).

Nonrecurring Valuations

As of December 31, 2011, the Company had identified one fair value measurement using significant unobservable inputs (Level 3). In connection with the quarterly impairment evaluation described in Note 2 - “Summary of Significant Accounting Policies,” the Company's management determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned. In accordance with ASC 360 - “Property, Plant, and Equipment” the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an $8,995 impairment loss. The Company valued the parcel based upon an independent review of comparable land sales.

The table below presents the Company's assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Liabilities:
Derivative instruments, net	$—	$900	$—	$900

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets:
Developments in progress	$—	$—	$4,056	$4,056
Liabilities:
Derivative instruments, net	$—	$(2)	$—	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

12.	Stock-Based Compensation

Restricted Common Shares

Outstanding shares of restricted Common Stock have been granted pursuant to GRT’s 2004 Amended and Restated Incentive Compensation Plan (the “2004 Plan”) and, for the three month period ending September 30, 2012, the GRT 2012 Incentive Compensation Plan (the "2012 Plan"). The restricted Common Stock value is determined by the Company’s closing market share price on the grant date. As restricted Common Stock represents an incentive for future periods, the Company recognizes the related compensation expense ratably over the applicable vesting periods. During the nine months ended September 30, 2012, the Company granted 898,224 restricted Common Shares. Of this amount, 193,629 restricted Common Shares vest in one-third installments over a period of five years beginning on the third anniversary of the grant date, 659,091 restricted Common Shares vest on the fifth anniversary of the date of the grant, and 45,504 restricted Common Shares vest in one-third installments over a period of three years beginning on the first anniversary of the grant date. During the nine months ended September 30, 2011, the Company granted 255,886 restricted Common Shares.

The compensation expense for all restricted Common Shares was $363 and $296 for the three months ended September 30, 2012 and 2011, respectively, and $946 and $801 for the nine months ended September 30, 2012 and 2011, respectively. The amount of compensation expense related to unvested restricted shares that the Company expects to expense in future periods, over a weighted average period of 4.5 years, is $11,475 as of September 30, 2012.

Share Option Plans

Options granted under the Company’s share option plans generally vest over a three-year period, with options exercisable at a rate of 33.3% per annum beginning with the first anniversary of the grant date.  The options generally expire on the tenth anniversary of the grant date.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes options pricing model and is amortized over the requisite vesting period.  During the nine months ended September 30, 2012 and 2011, the Company issued 297,000 and 246,500 options, respectively. The fair value of each option granted in 2012 was calculated on the date of the grant with the following assumptions: weighted average risk free interest rate of 1.03%, expected life of six years, annual dividend rates of $0.40, and weighted average volatility of 79.4%. The weighted average fair value of options issued during the nine months ended September 30, 2012 was $4.99 per share. Compensation expense recorded for the Company’s share option plans was $245 and $134 for the three months ended September 30, 2012 and 2011, respectively, and $572 and $274 for the nine months ended September 30, 2012 and 2011, respectively.

Performance Shares

During the nine months ended September 30, 2012, GRT allocated 193,629 performance shares to certain executive officers under the 2012 Plan.  Under the terms of the 2012 Plan, a 2012 Plan participant’s allocation of performance shares are convertible into Common Shares as determined by the outcome of GRT’s relative total shareholder return (“TSR”) for its Common Shares during the period of January 1, 2012 to December 31, 2014 (the “Performance Period”), as compared to the TSR for the common shares of a selected group of twenty-four retail-oriented real estate investment trusts.

The compensation expense recorded for performance shares was calculated in accordance with ASC Topic 718 - “Compensation-Stock Compensation.”  The fair value of the unearned portion of the performance share awards was determined utilizing the Monte Carlo simulation technique and will be amortized to compensation expense over the Performance Period.  The fair value of the performance shares allocated under the 2012 Plan was determined to be $9.26 per share for a total compensation amount of $1,793 to be recognized over the Performance Period.  The amount of compensation expense related to all outstanding performance shares was $256 and $85 for the three months ended September 30, 2012 and 2011, respectively, and $518 and $139 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

13.	Commitments and Contingencies

At September 30, 2012, there were 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: a) cash for each OP unit at a price equal to the fair market value of one Common Share of GRT or b) one Common Share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2012 is $24,720 based upon a per unit value of $10.64 at September 30, 2012 (based upon a five-day average closing price of the Common Stock from September 21, 2012 to September 27, 2012).

14.	Earnings Per Common Share (shares in thousands)

The presentation of basic EPS and diluted EPS is summarized in the tables below:

	For the Three Months Ended September 30,
	2012			2011
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
(Loss) income from continuing operations	$(1,146)			$812
Less: preferred stock dividends	(6,605)			(6,137)
Less: preferred stock redemption costs	(3,446)			—
Noncontrolling interest adjustments (1)	206			136
Loss from continuing operations	$(10,991)	140,641	$(0.08)	$(5,189)	107,444	$(0.05)

Income from discontinued operations	$638			$547
Noncontrolling interest adjustments (1)	(10)			(14)
Income from discontinued operations	$628	140,641	$0.00	$533	107,444	$0.00
Net loss to common shareholders	$(10,363)	140,641	$(0.07)	$(4,656)	107,444	$(0.04)
Diluted EPS:
(Loss) income from continuing operations	$(1,146)	140,641		$812	107,444
Less: preferred stock dividends	(6,605)			(6,137)
Less: preferred stock redemption costs	(3,446)			—
Non controlling interest adjustments (2)	25			—
Operating Partnership Units		2,323			2,808
Loss from continuing operations	$(11,172)	142,964	$(0.08)	$(5,325)	110,252	$(0.05)
Income from discontinued operations	$638	142,964	$0.00	$547	110,252	$0.00
Net loss to common shareholders before operating partnership noncontrolling interest	$(10,534)	142,964	$(0.07)	$(4,778)	110,252	$(0.04)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2012			2011
Basic EPS:	Income	Shares	Per Share	Income	Shares	Per Share
Income (loss) from continuing operations	$15,176			$(16,463)
Less: preferred stock dividends	(18,879)			(18,411)
Less: preferred stock redemption costs	(3,446)			—
Noncontrolling interest adjustments (1)	199			948
Loss from continuing operations	$(6,950)	132,692	$(0.05)	$(33,926)	102,752	$(0.33)

Income from discontinued operations	$748			$943
Noncontrolling interest adjustments (1)	(14)			(26)
Income from discontinued operations	$734	132,692	$0.01	$917	102,752	$0.01
Net loss to common shareholders	$(6,216)	132,692	$(0.05)	$(33,009)	102,752	$(0.32)
Diluted EPS:
Income (loss) from continuing operations	$15,176	132,692		$(16,463)	102,752
Less: preferred stock dividends	(18,879)			(18,411)
Less: preferred stock redemption costs	(3,446)			—
Noncontrolling interest adjustments (2)	25			—
Operating Partnership Units		2,522			2,912
Loss from continuing operations	$(7,124)	135,214	$(0.05)	$(34,874)	105,664	$(0.33)
Income from discontinued operations	$748	135,214	$0.01	$943	105,664	$0.01
Net loss to common shareholders before operating partnership noncontrolling interest	$(6,376)	135,214	$(0.05)	$(33,931)	105,664	$(0.32)

(1)
The noncontrolling interest adjustment reflects the allocation of noncontrolling interest expense to continuing and discontinued operations for appropriate allocation in the calculation of the earnings per share.

(2)	Amount represents the amount of noncontrolling interest expense associated with consolidated joint ventures.

All Common Share equivalents have been excluded as of September 30, 2012 and 2011. GRT has issued restricted Common Shares which have non-forfeitable rights to dividends immediately after issuance. These shares are considered participating securities and are included in the weighted average outstanding share amounts.

15.	Discontinued Operations

Financial results of Properties sold or classified as held-for-sale by the Company are reflected in discontinued operations for all periods reported in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The table below summarizes key financial results for these discontinued operations:

	For the Three Months Ended September 30,
	2012	2011
Revenues	$6,377	$2,078
Operating expenses	(5,740)	(726)
Operating income	637	1,352
Interest income (expense), net	1	(805)
Net income from discontinued operations	$638	$547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the Nine Months Ended September 30,
	2012	2011
Revenues	$6,739	$6,118
Operating expenses	(5,993)	(2,780)
Operating income	746	3,338
Interest income (expense), net	2	(2,395)
Net income from discontinued operations	$748	$943

The increase in revenues and operating expenses for the three months ended September 30, 2012 as compared to three months ended September 30, 2011 relate primarily to the sale of an outparcel at Northtown Mall ("Northtown Mall Outparcel Sale") located in Blaine, Minnesota during the third quarter of 2012.

The revenues and operating expenses for the nine months ended September 30, 2012 primarily relate to the Northtown Mall Outparcel Sale. The revenues and expenses for the nine months ended September 30, 2011 primarily relate to Polaris Towne Center, located in Columbus, Ohio, which was sold during the three months ended December 31, 2011.

16.	Intangibles Assets and Liabilities Associated with Acquisitions

Intangibles assets and liabilities as of September 30, 2012, which were recorded at the respective acquisition dates, are associated with acquisitions of Eastland Mall in Columbus, Ohio, Polaris Fashion Place in Columbus, Ohio, Merritt Square Mall in Merritt Island, Florida, Town Center Plaza and One Nineteen ("One Nineteen"), both located in Leawood, Kansas, Pearlridge Center in Aeia, Hawaii, and Malibu Lumber Yard in Malibu, California.

During the second quarter of 2012, the Company acquired the remaining 80% of the Pearlridge Center and the entire asset is now included in the Consolidated Balance Sheets. The Company also acquired One Nineteen and Malibu Lumber Yard during the second quarter of 2012. The intangibles associated with these purchases are included as of the respective acquisition dates. The intangibles associated with Pearlridge Center, One Nineteen and Malibu Lumber Yard were based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for these assets and liabilities are not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date for each respective Property that was acquired.

The gross intangibles recorded as of their respective acquisition dates are comprised of an asset for acquired above-market leases of $14,357 in which the Company is the lessor, a liability for acquired below-market leases of $58,997 in which the Company is the lessor, an asset of $12,678 for an acquired below-market lease in which the Company is the lessee, a liability of $8,102 for an acquired above-market lease in which the Company is the lessee, an asset for tenant relationships of $2,689, and an asset for in-place leases for $46,450.

The intangibles related to above and below-market leases in which the Company is the lessor are amortized to minimum rents on a straight-line basis over the estimated life of the lease. The above and below-market lease in which the Company is the lessee is amortized to other operating expenses over the life of the non-cancelable lease terms. Tenant relationships are amortized to depreciation expense over the remaining estimated useful life of the tenant relationship. In-place leases are amortized to depreciation expense over the life of the leases to which they pertain.

Net amortization for all of the acquired intangibles is a decrease to net income in the amount of $1,995 and $14 for the three months ended September 30, 2012 and 2011, respectively, and $2,843 and $67 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

The table below identifies the type of intangible assets, their location on the Consolidated Balance Sheets, their weighted average amortization period, and their book value, which is net of amortization, as of September 30, 2012 and December 31, 2011:

			Balance as of
Intangible Asset/Liability	Location on the Consolidated Balance Sheets	Weighted Average Remaining Amortization (in years)	September 30, 2012	December 31, 2011
Above-Market Leases - Company is lessor	Prepaid and other assets	8.3	$10,596	$4,327
Below-Market Leases - Company is lessor	Accounts payable and accrued expenses	11.7	$45,535	$5,548
Below-Market Lease - Company is lessee	Prepaid and other assets	31.2	$12,169	$—
Above-Market Lease - Company is lessee	Accounts payable and accrued expenses	50.2	$7,955	$—
Tenant Relationships	Prepaid and other assets	4.3	$879	$1,034
In-Place Leases	Building, improvements, and equipment	6.7	$36,542	$7,272

17.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, tenant accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments.  The carrying value of the Credit Facility is also a reasonable estimate of its fair value because it bears variable rate interest at current market rates.  Based on the discounted amount of future cash flows using rates currently available to GRT for similar liabilities (ranging from 3.08% to 6.00% per annum at September 30, 2012 and from 2.89% to 6.25% at December 31, 2011), the fair value of GRT's mortgage notes payable is estimated to be $1,402,416 and $1,205,046 at September 30, 2012 and December 31, 2011, respectively, compared to its carrying amounts of $1,368,639 and $1,175,053, respectively.  The fair value of the debt instruments considers in part the credit of GRT as an entity, and not just the individual entities and Properties owned by GRT.

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

On May 24, 2012, the Company purchased One Nineteen, an approximately 164,000 square foot outdoor retail center, for $67,500. One Nineteen is adjacent to Town Center Plaza, which was purchased during the fourth quarter of 2011.

On June 26, 2012, the Company acquired the ground leasehold interest and improvements at Malibu Lumber Yard, an approximately 31,000 square foot outdoor retail center which is located in Malibu, California, for $35,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

As of September 30, 2012, the Company has estimated the purchase price allocation for Pearlridge Center, One Nineteen, and Malibu Lumber Yard (the "Acquisitions") based upon management's best available information at the time of the preparation of the financial statements contained herein. Items such as land, building, improvements and equipment, deferred costs, fair value of mortgage notes payable, above-below market lease intangibles, and in-place lease intangibles were recorded at their provisional amounts. The Company is in the process of obtaining a third party valuation for the fair value of these items for the Acquisitions which were not complete by the time the Company issued its financial statements for the three and nine months ended September 30, 2012. Therefore, the provisional measurements of fair value reflected in the financial statements contained herein are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition date for each respective Property that comprised the Acquisitions.

Since their respective acquisition dates, Pearlridge Center had revenues of $13,042 and $19,994 for the three and nine months ended September 30, 2012, respectively. One Nineteen and Malibu Lumber Yard had combined revenues totaling $3,162 and $3,718 during the three and nine months ended September 30, 2012, respectively. The Acquisitions had a net loss of $848 and $905 during the three and nine months ended September 30, 2012, respectively.

The following table summarizes the consideration paid for the Acquisitions and the amounts of the assets acquired and liabilities assumed at the respective acquisition date for each Property included in the Acquisitions. The amounts listed below for land, buildings, improvement and equipment, deferred costs, mortgage notes payable, and accounts payable and accrued expenses reflect provisional amounts that are updated as information becomes available.

	Pearlridge Center	Combined One Nineteen and Malibu Lumber Yard	Total
Cash consideration paid for Acquisitions (1)	$139,519	$99,807	$239,326
Fair Value of Company's interest in Pearlridge Center before acquisition	37,350	—	37,350
Fair value of net assets acquired	$176,869	$99,807	$276,676

Recognized amounts of identifiable assets acquired and liabilities assumed
Land	$17,354	$12,499	$29,853
Buildings, improvements and equipment	354,605	99,062	453,667
Deferred costs	4,572	2,628	7,200
Restricted cash	1,315	—	1,315
Tenant accounts receivable	(222)	(177)	(399)
Prepaid and other assets (2)	17,354	2,394	19,748
Mortgage notes payable	(180,790)	—	(180,790)
Accounts payable and accrued expenses (3)	(37,319)	(16,599)	(53,918)
Total amount of identifiable assets acquired and liabilities assumed	$176,869	$99,807	$276,676

(1)	Amount shown is net of the $9,881 in cash the Company received from the acquisition of Pearlridge Center.

(2)	Amount relates to above-market leases and a below-market ground lease.

(3)	Amount relates to below-market leases and an above-market ground lease.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and unit amounts)

	For the three months ended September 30,
	2012			2011
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$87,329	$—	$87,329	$66,831	$12,417	(1)	$79,248
Net (loss) income	$(508)	$—	$(508)	$1,359	$(1,192)	(2)	$167
Net (loss) income attributable to Glimcher Realty Trust	$(312)	$—	$(312)	$1,481	$(1,159)		$322

Earnings per share - (basic)	$(0.07)		$(0.07)	$(0.04)			$(0.05)
Earnings per share - (diluted)	$(0.07)		$(0.07)	$(0.04)			$(0.05)

	For the nine months ended September 30,
	2012				2011
	As Reported	Pro-Forma Adjustments		Pro-Forma	As Reported	Pro-Forma Adjustments		Pro-Forma

Revenues	$234,228	$15,972	(1)	$250,200	$195,549	$35,310	(1)	$230,859
Net income (loss)	$15,924	$(1,509)	(2)	$14,415	$(15,520)	$(3,181)	(2)	$(18,701)
Net income (loss) attributable to Glimcher Realty Trust	$16,109	$(1,481)		$14,628	$(14,598)	$(3,094)		$(17,692)

Earnings per share - (basic)	$(0.05)			$(0.06)	$(0.32)			$(0.35)
Earnings per share - (diluted)	$(0.05)			$(0.06)	$(0.32)			$(0.35)

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

(2)
Includes the adjustments in (1) in addition to the following adjustments: estimated above market ground lease amortization, management fees, estimated amortization of the fair value adjustment to the carrying value of the mortgage, estimated depreciation expense, and previously recorded Equity in income or loss of unconsolidated real estate entities.

19.    Subsequent Events

In October of 2012 the Company closed a $38,000 loan with respect to One Nineteen.  The interest rate is 4.25% per annum and the loan has a term of approximately fourteen years based on a call date of February 1, 2027. Proceeds from the loan were used to repay a portion of the outstanding balance under the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements of Glimcher Realty Trust (“GRT” or the “Company”) including the respective notes thereto, all of which are included in this Form 10-Q.

This Form 10-Q, together with other statements and information publicly disseminated by GRT, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements.  Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, changes in political, economic or market conditions generally and the real estate and capital markets specifically; impact of increased competition; availability of capital and financing; tenant or joint venture partner(s) bankruptcies; failure to increase mall store occupancy and same-mall operating income; rejection of leases by tenants in bankruptcy; financing and development risks; construction and lease-up delays; cost overruns; the level and volatility of interest rates; the rate of revenue increases as compared to expense increases; the financial stability of tenants within the retail industry; the failure of the Company to make additional investments in regional mall properties and to redevelop properties; failure of the Company to comply or remain in compliance with the covenants in our debt instruments, including, but not limited to, the covenants under our corporate credit facility; defaults by the Company under its debt instruments; failure to complete proposed or anticipated acquisitions; the failure to sell properties as anticipated and to obtain estimated sale prices; the failure to upgrade our tenant mix; restrictions in current financing arrangements; the failure to fully recover tenant obligations for common area maintenance, insurance, taxes and other property expense; the impact of changes to tax legislation and, generally, our tax position; the failure of GRT to qualify as a real estate investment trust (“REIT”); the failure to refinance debt at favorable terms and conditions; inability to exercise available extension options on debt instruments; impairment charges with respect to Properties (defined herein) as well as additional impairment charges with respect to Properties for which there has been a prior impairment charge; loss of key personnel; material changes in GRT’s dividend rates on its securities or the ability to pay its dividend on its common shares or other securities; possible restrictions on our ability to operate or dispose of any partially-owned Properties; failure to achieve earnings/funds from operations targets or estimates; conflicts of interest with existing joint venture partners; failure to achieve projected returns on development or investment properties; changes in generally accepted accounting principles ("GAAP") or interpretations thereof; terrorist activities and international hostilities, which may adversely affect the general economy, domestic and global financial and capital markets, specific industries and us; the unfavorable resolution of legal proceedings; the impact of future acquisitions and divestitures; significant costs related to environmental issues; bankruptcies of lending institutions participating in the Company’s construction loans and corporate credit facility; as well as other risks listed from time to time in the Company’s Form 10-K and in the Company’s other reports and statements filed with the Securities and Exchange Commission (“SEC”).

Overview

GRT is a fully-integrated, self-administered and self-managed REIT which commenced business operations in January 1994 at the time of its initial public offering.  The “Company,” “we,” “us” and “our” are references to GRT, Glimcher Properties Limited Partnership (“GPLP” or “Operating Partnership”), as well as entities in which the Company has an interest.  We own, lease, manage and develop a portfolio of retail properties (“Properties” or "Property"). The Properties consist of open-air centers, enclosed regional malls, outlet centers and community shopping centers. As of September 30, 2012, we owned interests in and managed 28 Properties (23 wholly-owned and five partially owned through joint ventures) which are located in 15 states. The Properties contain an aggregate of approximately 21.5 million square feet of gross leasable area (“GLA”) of which approximately 94.7% was occupied at September 30, 2012.

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

FFO is defined by the National Association of Real Estate Investment Trusts, or “NAREIT,” as net income (or loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, impairment adjustments associated with depreciable real estate, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO may not be directly comparable to similarly titled measures reported by other real estate investment trusts. FFO does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following tables illustrate the calculation of FFO and the reconciliation of FFO to net loss to common shareholders for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,
	2012	2011
Net loss to common shareholders	$(10,363)	$(4,656)
Add back (less):
Real estate depreciation and amortization	28,393	17,912
Pro-rata share of consolidated joint venture depreciation	(19)	—
Equity in loss (income) of unconsolidated entities, net	83	(618)
Pro-rata share of joint venture funds from operations	2,541	3,614
Noncontrolling interest in operating partnership	(171)	(122)
Funds From Operations	$20,464	$16,130

	For the Nine Months Ended September 30,
	2012	2011
Net loss to common shareholders	$(6,216)	$(33,009)
Add back (less):
Real estate depreciation and amortization	69,302	50,801
Pro-rata share of consolidated joint venture depreciation	(19)	—
Equity in loss of unconsolidated entities, net	4,668	7,018
Pro-rata share of joint venture funds from opeations	9,042	10,513
Noncontrolling interest in operating partnership	(160)	(922)
Gain on remeasurement of equity investment	(25,068)	—
Funds From Operations	$51,549	$34,401

FFO increased by $17.1 million, or 49.8%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we experienced a $24.2 million increase in minimum rents. This increase in minimum rents can be associated in part with our recent acquisitions. During December 2011, we acquired Town Center Plaza located in Leawood, Kansas. During May 2012, we purchased our former joint venture partner's 80% interest ("Pearlridge Acquisition") in Pearlridge Center ("Pearlridge"), a regional mall located in Aiea, Hawaii. Also, during May 2012, we purchased the retail center adjacent to Town Center Plaza, One Nineteen ("One Nineteen") (collectively, with Town Center Plaza, referred to herein as “Town Center”). Lastly, during June 2012, we purchased Malibu Lumber Yard, located in Malibu, California ("Malibu"). These recent acquisitions contributed $21.0 million in additional minimum rents. Also, Scottsdale Quarter® located in Scottsdale, Arizona experienced a $3.7 million increase in minimum rents which was attributable to an increase in the number of tenants open, operating, and paying rent. During the nine months ended September 30, 2011, we recorded a $9.0 million impairment charge associated with approximately sixty-nine acres of undeveloped land located near Cincinnati, Ohio.  During the second quarter of 2011, as part of our quarterly review to prepare our financial statements, we determined that it was more likely than not that the land would not be developed and accordingly reduced the carrying value of the land to its estimated net realizable value. We did not have similar charges for the nine months ended September 30, 2012.

Offsetting these increases to FFO, we reduced the carrying amount of a note receivable from Tulsa Promenade REIT, LLC (“Tulsa REIT”), an affiliate of the joint venture (the "ORC Venture") that owns Tulsa Promenade (“Tulsa”), located in Tulsa, Oklahoma, by $3.3 million that was recorded as a provision for doubtful accounts after we determined that the estimated proceeds from the sale of Tulsa would not be sufficient to pay the Tulsa REIT note receivable. Also, during the nine months ended September 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. We also incurred $3.2 million in ground lease expense associated with Pearlridge and Malibu. General and administrative expenses were $2.1 million higher for the nine months ended September 30, 2012 as compared to the same period ending in 2011. This increase relates primarily to an increase in share-based executive compensation as well as an increase in professional fees. The increase in professional fees can primarily be attributed to the acquisitions of Pearlridge, One Nineteen and Malibu. Finally, we expensed $3.4 million in previously incurred issuance costs associated with the redemption of our 8.75% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series F Preferred Shares") and the partial redemption of our 8.125% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series G Preferred Shares").

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

Net Operating Income Growth for Comparable Properties (including pro-rata share of unconsolidated joint venture properties)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Operating income	$17,094	$16,784	$310	$46,933	$42,644	$4,289

Depreciation and amortization (1)	28,903	18,455	10,448	70,841	52,410	18,431
General and administrative (1)	6,005	5,414	591	17,549	15,528	2,021
Proportionate share of unconsolidated joint venture comparable NOI	5,321	5,562	(241)	15,829	16,287	(458)
Non-comparable properties (2)	(9,220)	(849)	(8,371)	(20,063)	(3,179)	(16,884)
Termination and outparcel net income	(1,704)	(808)	(896)	(2,699)	(1,432)	(1,267)
Straight-line rents (1)	(633)	(963)	330	(2,035)	(2,497)	462
Non-recurring, non-cash items (3)	—	—	—	3,322	8,995	(5,673)
Other (4)	(2,783)	(692)	(2,091)	(2,517)	(2,083)	(434)
Comparable NOI	$42,983	$42,903	$80	$127,160	$126,673	$487

Comparable NOI percentage change			0.2%			0.4%

(1)	Amounts include both continued and discontinued operations.

(2)	Amounts include Community Centers, Scottsdale Quarter, Town Center, Malibu, and 80% of Pearlridge.

(3)	Amounts include impairment and write-down of Tulsa REIT note receivable.

(4)	Other adjustments include fee income, discontinued development costs, non-property income and expenses, intangible amortization of above/below market leases and other non-recurring income or expenses.

Results of Operations – Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Total revenues increased 30.7%, or $20.5 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Of this amount, minimum rents increased $13.2 million, percentage rents increased $1.3 million, tenant reimbursements increased $7.3 million, and other revenues decreased $1.3 million.

Minimum Rents

Minimum rents increased 33.1%, or $13.2 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  During the three months ended September 30, 2012, we experienced a $7.2 million increase in minimum rents associated with our acquisition of Pearlridge. We also experienced an increase in minimum rents of $3.7 million and $1.2 million associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $1.3 million increase in minimum rents from Scottsdale Quarter which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased by 79.2% or $1.3 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 38.1%, or $7.3 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase is primarily attributed to the acquisitions of Town Center, Pearlridge and Malibu.

Other Revenues

Other revenues decreased 21.6%, or $1.3 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The components of other revenues are shown below (in thousands):

	For the Three Months Ended September 30,
	2012	2011	Inc.
License agreement income	$1,957	$1,868	$89
Outparcel sale	—	1,050	(1,050)
Sponsorship income	387	407	(20)
Fee and service income	1,695	2,184	(489)
Other	788	646	142
Total	$4,827	$6,155	$(1,328)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the three months ended September 30, 2011, we sold an outparcel at Ashland Town Center, located in Ashland, Kentucky, for $1.1 million.  We had no outparcel sales in continuing operations during the three months ended September 30, 2012.  The decrease in fee and service income can be primarily attributed to Pearlridge, which the Company purchased the remaining 80% interest during the second quarter of 2012. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 40.3%, or $20.2 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Property operating expenses increased $5.5 million, real estate taxes increased $2.1 million, the provision for doubtful accounts increased $372,000, other operating expenses increased $1.3 million, depreciation and amortization increased $10.3 million, and general and administrative costs increased $607,000.

Property Operating Expenses

Property operating expenses are expenses directly related to the operations of the Properties. The expenses include, but are not limited to: wages and benefits for Property personnel, utilities, marketing and insurance. Numerous leases with our tenants contain provisions that permit the Company to be reimbursed for these expenses.

Property operating expenses increased $5.5 million, or 37.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase was primarily driven by an increase of $4.1 million, $620,000, and $170,000 associated with the acquisitions of Pearlridge, Town Center, and Malibu, respectively.

Real Estate Taxes

Real estate taxes increased $2.1 million, or 26.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This increase can be primarily attributed to increased real estate tax expense of $821,000, $997,000 and $115,000 which were associated with the acquisitions of Pearlridge, Town Center, and Malibu, respectively. We also experienced a $278,000 increase associated with Scottsdale Quarter. The remaining variance can be attributed to various other Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $713,000 for the three months ended September 30, 2012 compared to $341,000 for the three months ended September 30, 2011.  The provision represented 0.8% and 0.5% of revenue for the three months ended September 30, 2012 and 2011, respectively.

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

Other operating expenses increased $1.3 million, or 41.0%, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  During the three months ended September 30, 2012, we incurred $2.1 million in ground lease expense associated with Pearlridge and Malibu. During the three months ended September 30, 2011, we incurred $499,000 of costs associated with an outparcel sale at Ashland Town Center. During the three months ended September 30, 2012 we did not have any costs associated with outparcel sales expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $10.3 million, or 56.7%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. We experienced increases of $6.2 million, $2.3 million and $557,000 due to the acquisitions of Pearlridge, Town Center and Malibu, respectively.

General and Administrative

General and administrative expenses relate primarily to the overall corporate related costs of the Company. These costs include, but are not limited to: wages and benefits, travel, third party professional fees, and occupancy costs that relate to our executive, legal, leasing, accounting, and information technology departments.

General and administrative expenses were $6.0 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to share-based executive compensation.

Interest Income

Interest income was $2,000 for the three months ended September 30, 2012 compared with interest income of $355,000 for the three months ended September 30, 2011. This decrease was primarily attributed to interest that is no longer being accrued on a note receivable due from the Tulsa REIT.

Interest expense/capitalized interest

Interest expense increased 7.2%, or $1.2 million, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The summary below identifies the increase by its various components (dollars in thousands):

	For the Three Months Ended September 30,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,435,277	$1,210,744	$224,533
Average rate	5.03%	5.32%	(0.29)%

Total interest	$18,049	$16,103	$1,946
Amortization of loan fees	1,057	1,141	(84)
Capitalized interest	(644)	(551)	(93)
Fair value adjustments	(432)	65	(497)
Other	129	187	(58)
Interest expense	$18,159	$16,945	$1,214

The increase in interest expense was due to an increase in the average loan balance. The average loan balance increased due to the consolidation of Pearlridge, the new mortgage loan placed on Town Center Plaza in January 2012, and the refinancing of Dayton Mall in Dayton, Ohio in August 2012.  This increase was partially offset by decreases in interest expense due to a decrease in the average rate from the refinancing of mortgages. In addition, the consolidation of Pearlridge resulted in a larger fair value adjustment which lowered interest expense during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Equity in (Loss) Income of Unconsolidated Real Estate Entities, Net

Equity in (loss) income of unconsolidated real estate entities, net in both periods primarily contain results from our investments in the ORC Venture that owns both Puente Hills Mall (“Puente”) and Tulsa, the joint venture ("Surprise Venture") that owns the Town Square at Surprise (“Surprise”), and the joint venture (the "Blackstone Venture") that owns both Lloyd Center ("Lloyd") and WestShore Plaza ("WestShore").  The results from Pearlridge are also included from January 1, 2011 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's interest in Pearlridge and we now own all of the equity interest in this Property. Net income of the unconsolidated entities was $9,000 and $1.4 million for the three months ended September 30, 2012 and 2011, respectively.  Our proportionate share of the income was $(83,000) and $618,000 for the three months ended September 30, 2012 and 2011, respectively.

The decrease in Equity in (loss) income from unconsolidated real estate entities, net relates primarily to impairment charges on Tulsa. In the third quarter of 2012, the ORC Venture accepted a non-binding offer to sell Tulsa at a price lower, after deducting customary closing costs, than the net book value of Tulsa. Accordingly, the ORC Venture recorded an impairment charge of $697,000 of which our proportionate share amounted to $363,000.

Discontinued Operations

Total revenues from discontinued operations were $6.4 million and $2.1 million for the three months ended September 30, 2012 and 2011, respectively.  Income from discontinued operations during the three months ended September 30, 2012 and 2011 was $638,000 and $547,000, respectively. The revenues in 2012 are primarily attributed to the sale of an outparcel at Northtown Mall. Revenues for 2011 relate primarily to Polaris Towne Center, which was sold during 2011.

Allocation to Noncontrolling Interest

The allocation of loss to noncontrolling interest was $196,000 and $122,000 for the three months ended September 30, 2012 and 2011, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.

Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Total revenues increased 19.8%, or $38.7 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Of this amount, minimum rents increased $24.2 million, percentage rents increased $2.1 million, tenant reimbursements increased $12.7 million, and other revenues decreased $296,000.

Minimum Rents

Minimum rents increased 20.4%, or $24.2 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we experienced an $11.2 million increase in minimum rents associated with our acquisition of Pearlridge. We also experienced increases in minimum rents of $8.6 million and $1.2 million associated with our acquisitions of Town Center and Malibu, respectively. Lastly, we experienced a $3.7 million increase in minimum rents from Scottsdale Quarter which can primarily be attributed to new tenant openings.

Percentage Rents

Percentage rents increased 52.7%, or $2.1 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  This increase is primarily the result of increased sales productivity from certain tenants whose sales exceeded their respective lease breakpoints.

Tenant Reimbursements

Tenant reimbursements increased 22.2%, or $12.7 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  This increase is primarily attributed to the acquisitions of Town Center, Pearlridge, and Malibu.

Other Revenues

Other revenues decreased 1.8%, or $296,000, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The components of other revenues are shown below (in thousands):

	For the Nine Months Ended September 30,
	2012	2011	Inc. (Dec.)
License agreement income	$5,385	$5,234	$151
Outparcel sale	760	1,050	(290)
Sponsorship income	1,180	1,089	91
Fee and service income	5,947	6,256	(309)
Other	2,527	2,466	61
Total	$15,799	$16,095	$(296)

License agreement income relates to our tenants with rental agreement terms of less than thirteen months.  During the nine months ended September 30, 2012, we sold two outparcels at Grand Central Mall, located in City of Vienna, West Virginia, for $760,000.  During the nine months ended September 30, 2011 we sold one outparcel at Ashland Town Center for $1.1 million. Fee and service income primarily relates to fee and service income earned from our joint ventures. These fees are calculated in accordance with each specific joint venture arrangement.

Expenses

Total expenses increased 22.5%, or $34.4 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Property operating expenses increased $8.4 million, real estate taxes increased $4.8 million, the provision for doubtful accounts increased $3.4 million, other operating expenses increased $5.5 million, depreciation and amortization increased $19.1 million, general and administrative costs increased $2.1 million and impairment losses decreased by $9.0 million.

Property Operating Expenses

Property operating expenses increased $8.4 million, or 19.5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase was primarily driven by an increase in property operating expenses of $6.3 million and $1.5 million, which were associated with the acquisitions of Pearlridge and Town Center, respectively. We also experienced a $1.2 million increase at Scottsdale Quarter which can be primarily attributed to new tenant openings.

Real estate taxes

Real estate taxes increased $4.8 million, or 20.2%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The increase can be primarily attributed to a $1.3 million and $2.5 million increase associated with the acquisitions of Pearlridge and Town Center, respectively. The remaining variance can be attributed to increases in real estate taxes for various Properties throughout our portfolio.

Provision for Doubtful Accounts

The provision for doubtful accounts was $5.4 million for the nine months ended September 30, 2012 compared to $2.0 million for the nine months ended September 30, 2011.  The provision represented 2.3% and 1.0% of revenue for the nine months ended September 30, 2012 and 2011, respectively.

The provision for doubtful accounts for the nine months ended September 30, 2012 includes a $3.3 million charge to reduce the value of a note receivable from Tulsa REIT. Following the acceptance by the ORC Venture of an offer to purchase Tulsa for a price lower than Tulsa's net book value, the ORC Venture reduced the estimated sales value of the Property. Accordingly, the value of the note receivable from Tulsa REIT was reduced by $3.3 million to its estimated net recoverable amount.

Other Operating Expenses

Other operating expenses increased $5.5 million, or 66.3%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we incurred $3.2 million in discontinued development costs associated with a potential development in Panama City, Florida that we no longer intend to pursue. Also, we incurred $199,000 related to the sale of two outparcels, both located at Grand Central Mall. During the nine months ended September 30, 2011, we expensed $499,000 in costs related to the sale of an outparcel located in Ashland, Kentucky. Lastly, during the nine months ended September 30, 2012 we incurred $3.2 million in ground lease expense associated with Pearlridge and Malibu. Offsetting these increases to expenses we experienced a $707,000 decrease in professional fees primarily related to tenant collection matters for the nine month period ending September 30, 2012 when compared to the nine month period ending September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expense increased by $19.1 million, or 37.4%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We experienced an increase of $8.5 million, $5.9 million, and $557,000 related to the acquisitions of Pearlridge, Town Center and Malibu, respectively. We also experienced an increase of $4.0 million at Scottsdale Quarter which relates to more assets being placed into service.

General and Administrative

General and administrative expenses were $17.5 million and $15.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase in general and administrative expenses can be attributed to increased costs relating to share-based executive compensation. Also, we incurred $312,000 in professional fees and other costs relating to the acquisitions of Pearlridge, Town Center, and Malibu.

Impairment Loss

During the nine months ended September 30, 2011, the Company's management, in connection with the quarterly impairment evaluation, determined that it was more likely than not that a planned retail project on a sixty-nine acre parcel located near Cincinnati, Ohio would not be developed as previously planned.  Accordingly, the Company reduced the carrying value of the asset to its estimated net realizable value and recorded an impairment loss of $9.0 million. The Company valued the parcel based upon an independent review of comparable land sales.  The Company did not record any impairment losses for its consolidated Properties during the nine months ended September 30, 2012.

Interest Income

Interest income was $67,000 for the nine months ended September 30, 2012 compared with interest income of $1,052,000 for the nine months ended September 30, 2011. This decrease is primarily attributed to interest that is no longer being accrued on a note receivable due from Tulsa REIT.

Interest expense/capitalized interest

Interest expense decreased 1.7%, or $917,000, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The summary below identifies the decrease by its various components (dollars in thousands):

	For the Nine Months Ended September 30,
	2012	2011	Inc. (Dec.)
Average loan balance	$1,331,584	$1,236,395	$95,189
Average rate	5.11%	5.50%	(0.39)%

Total interest	$51,033	$51,001	$32
Amortization of loan fees	2,940	4,621	(1,681)
Capitalized interest	(1,696)	(4,726)	3,030
Fair value adjustments	(492)	196	(688)
Swap termination fees	—	819	(819)
Defeasance costs	—	727	(727)
Other	439	503	(64)
Interest expense	$52,224	$53,141	$(917)

The decrease in interest expense was due to decreases in the average rate, swap termination fees, defeasance costs, fair value adjustments and amortization of loan fees.  The average rate has decreased due to the refinancing of mortgages, lower rates achieved on financing for acquired properties, and the removal of the LIBOR floor in our corporate credit facility that was included in the modification completed in March 2011. Amortization of loan fees decreased due to the Scottsdale Quarter construction loan fees being fully amortized in May 2011 and to the write-off of loan fees associated with the payoff of the loan agreements in connection with the modification of the credit facility that was completed in March 2011. The swap termination fees incurred during the first quarter of 2011 were also related to the payoff of debt in connection with the modification of the credit facility that was completed in March 2011. The decrease in defeasance costs was due to costs incurred in connection with the mortgage refinancing for Ashland Town Center in June 2011. In addition, the consolidation of Pearlridge resulted in a larger fair value adjustment which lowered interest expense during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. These cost savings were partially offset by an increase in the average loan balance and a decrease in capitalized interest due to placing the completed phases of Scottsdale Quarter into service. The average loan balance increased due to the Pearlridge Acquisition, the new mortgage loan placed on Town Center Plaza in January 2012, and the refinancing of Dayton Mall in August 2012.

Gain on remeasurement of equity method investment

During the nine months ended September 30, 2012, we recorded a gain of $25.1 million as it relates to the remeasurement of our equity investment in Pearlridge. This gain is the result of the application of accounting standards that require a company to re-measure its previously held equity interest in the acquired asset at its acquisition-date fair value and recognize the resulting gain in earnings for an acquisition achieved in stages.

Equity in Loss of Unconsolidated Real Estate Entities, Net

Equity in loss of unconsolidated real estate entities, net in both periods contain results from our investments in Puente, Tulsa, Surprise, Lloyd, and WestShore.  The results from Pearlridge are also included from January 1, 2011 through May 8, 2012. On May 9, 2012, we purchased our former joint venture partner's 80% interest in the Property and we now own all of the equity interest for this Property. Net loss of the unconsolidated entities was $9.4 million and $13.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Our proportionate share of the loss was $4.7 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The improvement in Equity in loss of unconsolidated real estate entities, net primarily relates to the decrease in our proportionate share of impairment losses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Discontinued Operations

Total revenues from discontinued operations were $6.7 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively.  Income from discontinued operations during the nine months ended September 30, 2012 and 2011 was $748,000 and $943,000, respectively. The revenues in 2012 are primarily attributed to the sale of an outparcel at Northtown Mall. Revenues for 2011 relate primarily to Polaris Towne Center, which was sold during 2011.

Allocation to Noncontrolling Interest

The allocation of loss to noncontrolling interest was $185,000 and $922,000 for the nine months ended September 30, 2012 and 2011, respectively.  Noncontrolling interest represents the aggregate partnership interest within the Operating Partnership that is held by certain limited partners as well as the underlying equity held by unaffiliated third parties in consolidated joint ventures.

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

Our long-term (greater than one year) liquidity requirements include scheduled debt maturities, capital expenditures to maintain, renovate and expand existing assets, property acquisitions, dispositions, redevelopment, and development projects. Management anticipates that net cash provided by operating activities, the funds available under our credit facility, construction financing, long-term mortgage debt, contributions from strategic joint ventures, issuances of preferred and common shares of beneficial interest, and proceeds from the sale of assets will provide sufficient capital resources to carry out our business strategy. Our business strategy includes focusing on possible growth opportunities such as pursuing strategic investments and acquisitions (including joint venture opportunities), property acquisitions, redevelopment, and development projects. Also, as part of our business strategy, we regularly assess the debt and equity markets for opportunities to raise additional capital on favorable terms as market conditions may warrant.

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

On March 27, 2012, we completed an underwritten secondary public offering of 23,000,000 Common Shares, at a price of $9.90 per share (the “March Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $216.8 million. GRT used the proceeds from this secondary public offering to fund the Pearlridge Acquisition and the acquisition of One Nineteen.

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

On June 26, 2012, we closed on the purchase of the ground leasehold interest and improvements of Malibu. Malibu is a two-story, approximately 31,000 square foot specialty retail center located in California along the Pacific Coast Highway. The purchase price for this acquisition was approximately $35.5 million and was funded with available funds from our credit facility.

On July 11, 2012, we completed a $50.0 million term loan (the “Dayton Term Loan”) secured by Dayton Mall, an enclosed regional mall located in Dayton, Ohio.  The proceeds were used to repay the prior mortgage loan on Dayton Mall. The Dayton Term Loan was repaid with proceeds from the Dayton Loan (as defined below).

On August 10, 2012, we completed an underwritten secondary public offering of 4,000,000 million shares of our 7.5% Series H Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series H Preferred Shares") (the “August Offering”). The net proceeds to GRT from the offering, after deducting underwriting commissions, discounts and offering expenses, were $96.6 million. GRT used the proceeds from this secondary public offering to redeem all 2,400,000 of Series F Preferred Shares as well as 1,200,000 of Series G Preferred Shares, and used the remainder to repay a portion of the principal amount outstanding under its corporate credit facility.

On August 22, 2012, we completed an $82.0 million loan (the “Dayton Loan”) secured by Dayton Mall.  The proceeds of the Dayton Loan were used to repay the Dayton Term Loan and to reduce outstanding borrowings on our credit facility.

During the nine months ended September 30, 2012, GRT issued 1,604,300 Common Shares under the GRT at-the-market equity offering program (the "GRT ATM Program") at a weighted average issue price of $10.23 per Common Share generating net proceeds of $15.9 million after deducting $499,000 of offering related costs and commissions. GRT used the proceeds from the GRT ATM Program to reduce the outstanding balance under the credit facility. As of September 30, 2012, GRT had $40.8 million available for issuance under the GRT ATM Program.

At September 30, 2012, the Company's total-debt-to-total-market capitalization, including our pro-rata share of joint venture debt, was 47.1%, compared to 50.6% at December 31, 2011.  We also look at the Company's debt-to-EBITDA ratio and other metrics to assess overall leverage levels.  EBITDA represents our share of the earnings before interest, income taxes, and depreciation and amortization of our consolidated and unconsolidated operations.

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

At the annual meeting of our shareholders held in May 2011, holders of our Common Shares approved an amendment to GRT's declaration of trust to increase the number of authorized shares of beneficial interest that GRT may issue from 150,000,000 to 250,000,000. As of September 30, 2012, we have approximately 83.2 million shares of beneficial interest of GRT available for issuance.

At September 30, 2012, the aggregate borrowing availability on the credit facility, based upon quarterly availability tests, was $214.3 million and the outstanding balance was $108.0 million. Additionally, $517,000 represents a holdback on the available balance for letters of credit issued under the credit facility. As of September 30, 2012, the unused balance of the credit facility available to the Company was $105.8 million.

At September 30, 2012, our credit facility was collateralized by first mortgage liens on six Properties having a net book value of $125.2 million and other assets with a net book value of $75.1 million. Our mortgage notes payable were collateralized by first mortgage liens on seventeen of our Properties having a net book value of $1,756.4 million. We have two unencumbered assets and other corporate assets that have a combined net book value of $130.5 million.

Cash Activity

For the nine months ended September 30, 2012

Net cash provided by operating activities was $73.9 million for the nine months ended September 30, 2012 (See also “Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow).

Net cash used in investing activities was $291.8 million for the nine months ended September 30, 2012.  We spent $303.6 million on our investments in real estate. Of this amount, $239.3 million was attributable to the Pearlridge Acquisition, the One Nineteen Acquisition, and the acquisition of Malibu. We also spent $31.4 million toward development projects. Of this amount, $7.8 million relates to the renovation of The Outlet Collection | Jersey Gardens, $9.5 million at Polaris Fashion Place to acquire the Great Indoors Store, $3.6 million at Dayton Mall, and Scottsdale Quarter accounted for $5.9 million. We also spent $20.8 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection | Jersey Gardens, Polaris Fashion Place, and Scottsdale Quarter.  The remaining amount was spent on operational capital expenditures. Offsetting these decreases in cash, we received $15.2 million in distributions from unconsolidated real estate entities. We also received $7.1 million from the sale of two outparcels at Grand Central Mall and another outparcel at Northtown Mall.

Net cash provided by financing activities was $216.6 million for the nine months ended September 30, 2012. We issued additional Common Shares as part of the March Offering which raised net proceeds of $216.8 million.  Additionally, we raised net proceeds of $15.9 million as part of the GRT ATM Program.  We received $159.0 million in proceeds from the issuance of mortgage notes payable of which $77.0 million was secured by Town Center Plaza and $82.0 million secured by Dayton Mall. We also received $50.0 million associated with the bridge loan for Dayton Mall. We increased our outstanding indebtedness under the credit facility by $30.0 million. Furthermore, the Company issued Series H Preferred Shares in August 2012, raising net proceeds of $96.6 million. This amount was offset by the redemption of the Series F Preferred Shares and Series G Preferred Shares totaling $60.0 million and $30.0 million, respectively. Offsetting the other increases to cash, we made $199.3 million in principal payments on existing mortgage debt.  Of this amount, $70.0 million was used to repay the existing bridge loan associated with the 2011 purchase of Town Center Plaza and $50.0 million was used to repay the existing bridge loan associated with the refinancing of the Dayton Mall. We paid down a total of $66.7 million towards the reduction of Colonial Park Mall, Dayton Mall and Scottsdale Quarter mortgages.  Additionally, regularly scheduled principal payments of $12.6 million were made on various loan obligations.  Also, $60.1 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.
For the nine months ended September 30, 2011

Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 2011 (See also “Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011” for descriptions of 2012 and 2011 transactions affecting operating cash flow).

Net cash used in investing activities was $51.9 million for the nine months ended September 30, 2011.  We spent $41.8 million on our investments in real estate.  Of this amount, $16.1 million related to the development of Scottsdale Quarter.  We also spent $9.9 million to re-tenant existing spaces, with the most significant expenditures occurring at The Outlet Collection | Jersey Gardens, The Mall at Johnson City, Merritt Square Mall, New Towne Mall, and Weberstown Mall.  The remaining amount was spent on operational capital expenditures.  As of September 30, 2011, we funded $4.3 million to restricted cash.  This amount was almost entirely driven from Scottsdale Quarter equity requirements.  Offsetting these decreases to cash, we received $1.1 million from the sale of an outparcel at Ashland Town Center.

Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2011.  We made $133.1 million in principal payments on existing mortgage debt.  Of this amount, $121.0 million was primarily used to repay the existing mortgages on the Polaris Lifestyle Center, Morgantown Mall, Northtown Mall, and Ashland Town Center.  Additionally, regularly scheduled principal payments of $12.1 million were made on various loan obligations.  Also, $48.5 million in dividend payments were made to holders of our Common Shares, OP Units, and preferred shares.  We reduced our outstanding indebtedness under the Company's credit facility by $51.6 million.  The Company paid $4.0 million in costs primarily related to the March 2011 modification of the Company's credit facility.  Offsetting the decreases to cash were proceeds we received from the issuance of Common Shares, a mortgage refinancing and additional borrowings.  We issued additional Common Shares as part of an offering in January of 2011, raising net proceeds of $116.7 million.  During the second and third quarters of 2011, we raised net proceeds of $68.1 million as part of the GRT ATM Program.  We received $44.5 million in proceeds from the issuance of mortgage notes payable.  Of this amount, $42.1 million was received for the mortgage associated with Ashland Town Center.  The remaining amount is the result of additional borrowings from the Scottsdale Quarter construction loan.

Financing Activity - Consolidated

Total debt increased by $223.6 million during the first nine months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	Notes Payable	Total Debt
Balance at December 31, 2011	$1,175,053	$78,000	$1,253,053
New mortgage debt	209,000	—	209,000
Repayment of debt	(186,697)	—	(186,697)
Consolidation of Pearlridge	175,000	—	175,000
Pearlridge fair value adjustment	5,790	—	5,790
Consolidation of Surprise	3,625	—	3,625
Debt amortization payments	(12,639)	—	(12,639)
Amortization of fair value adjustment	(493)	—	(493)
Net borrowings, facilities	—	30,000	30,000
Balance at September 30, 2012	$1,368,639	$108,000	$1,476,639

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

On May 9, 2012, we closed on the Pearlridge Acquisition. The purchase price for this ownership interest was approximately $289.4 million, including Blackstone's pro-rata share of the $175.0 million mortgage debt currently encumbering the Property, which remains in place after the closing and is included with our other long term indebtedness for consolidated real estate properties.

On May 23, 2012, we executed an Amended and Restated Loan Agreement for Scottsdale Quarter (the “Scottsdale Loan”). The Scottsdale Loan converts the prior construction loan from a credit facility to a term loan with a loan amount of $130.0 million. The Scottsdale Loan is evidenced by promissory notes and is secured by an amended mortgage for Phases I and II of Scottsdale Quarter. The Scottsdale Loan is fully recourse to the borrower and has an average interest rate of 3.28% per annum as of September 30, 2012. We fixed the interest rate on $105.0 million of the loan amount at a rate of 3.14% per annum through an interest rate protection agreement and the remaining $25.0 million incurs interest at an average rate of LIBOR plus 3.65% per annum. The maturity date of the Scottsdale Loan is May 22, 2015 with an option to extend the maturity on a portion of the loan ($107.0 million) for one additional year, subject to certain conditions. The Scottsdale Loan requires the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The Scottsdale Loan requires additional principal payments to be made if the debt service coverage ratio for the property is below a targeted ratio.  The prior $140.6 million construction loan was repaid using proceeds from the Scottsdale Loan and available funds from our credit facility.

On July 11, 2012, we completed the $50.0 million Dayton Term Loan.  The Dayton Term Loan was evidenced by a promissory note and secured by a collateral assignment of interests by an affiliate of the borrowers. The Dayton Term Loan was fully guaranteed by GPLP, had an interest rate of LIBOR plus 3.00% per annum, and a maturity date of October 11, 2012. The Dayton Term Loan required the borrowers to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Dayton Term Loan were used to repay the prior mortgage loan on Dayton Mall. The Dayton Term Loan was repaid with proceeds from the Dayton Loan on August 22, 2012.

Beginning July 20, 2012, we began reporting the Surprise Venture as a consolidated entity in our financial statements. Previously, it was recorded as an unconsolidated joint venture; therefore, the mortgage loan on Surprise is now recorded as part of our consolidated mortgage notes payable in our financial statements.

On August 22, 2012, we completed the $82.0 million Dayton Loan.  The Dayton Loan is evidenced by a promissory note and secured by a first mortgage lien on Dayton Mall. The Dayton Loan is non-recourse and has an interest rate of 4.57% per annum and a maturity date of September 1, 2022. The Dayton Loan requires the borrowers to make periodic payments of interest only during the first five years of the loan and payments of principal and interest for the remainder of the term with all outstanding principal and accrued interest being due and payable on the maturity date. The proceeds of the Dayton Loan were used to repay the Dayton Term Loan and to reduce outstanding borrowings on our credit facility.

Financing Activity - Unconsolidated Real Estate Entities

Total debt related to our material unconsolidated real estate entities decreased by $131.1 million during the first nine months of 2012. The change in outstanding borrowings is summarized as follows (in thousands):

	Mortgage Notes	GRT Share
Balance at December 31, 2011	$458,937	$157,684
New mortgage debt	182,500	80,200
Repayment of debt	(130,030)	(57,417)
Consolidation of Pearlridge	(175,000)	(35,000)
Consolidation of Surprise	(3,625)	(1,812)
Debt amortization payments	(4,982)	(2,169)
Balance at September 30, 2012	$327,800	$141,486

During January 2012, an agreement was reached that extended the maturity date to June 30, 2012 for the mortgage on Surprise ("Surprise Loan").  On July 20, 2012, the loan was further extended to June 2013, with an option to extend the maturity date to December 31, 2014, subject to certain conditions. In connection with this extension, the borrower agreed to make a principal reduction payment of $1.0 million.  The Surprise Loan also requires the borrower to make periodic payments of principal and interest and has an interest rate of LIBOR plus 4.0% or 5.5% per annum, whichever is greater.  Beginning July 20, 2012, we began reporting the Surprise Venture as a consolidated entity in our financial statements. Previously, it was recorded as an unconsolidated joint venture; therefore, the Surprise Loan is now recorded as part of our consolidated mortgage notes payable in our financial statements.

During March 2011, an affiliate of the ORC Venture executed a modification agreement for the loan for Tulsa (the “Tulsa Loan”) that extended the maturity date to April 14, 2011. The loan modification decreased the interest rate to the greater of 5.25% or LIBOR plus 4.25%. During April 2011, an affiliate of the ORC Venture executed an additional modification agreement for the Tulsa Loan that extended the maturity date to September 14, 2011. During September 2011, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that further extended the maturity date to March 14, 2012. However, as required by the Tulsa Loan, the ORC Venture was required to market the Property for sale in order to extend the maturity date. In 2011, the ORC Venture entered into a contingent contract to sell Tulsa and the carrying value of Tulsa was reduced to reflect the sales price of that contract. The contract was terminated on February 21, 2012 during the contingency period. The Tulsa Loan matured on March 14, 2012 and was in default, however during June 2012, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that cured the existing default and extended the maturity date to September 30, 2012. In October 2012, the ORC Venture entered into another contingent contract to sell Tulsa which calls for the closing to occur during December 2012. The Tulsa Loan matured on September 30, 2012, however during October 2012, an affiliate of the ORC Venture executed a modification agreement for the Tulsa Loan that extended the maturity date to December 2012.

On May 9, 2012, we completed the Pearlridge Acquisition. As a result of the consolidation, we are now including the mortgage debt associated with Pearlridge in our consolidated financial statements.

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

On September 7, 2012, affiliates of the Blackstone Venture borrowed $122.5 million to refinance the loan for WestShore consisting of a $102.5 million mortgage loan (the “WestShore Mortgage Loan”) and a $20.0 million mezzanine loan (the “WestShore Mezz Loan” and together with the WestShore Mortgage Loan, the “WestShore Loans”). The WestShore Mortgage Loan is evidenced by a promissory note secured by a mortgage and assignment of rents and leases on WestShore. The WestShore Mezz Loan is evidenced by a mezzanine loan agreement and promissory note. The WestShore Loans are non-recourse and have an average interest rate equal to the greater of 3.65% per annum or LIBOR plus 3.15% per annum. The WestShore Loans have a maturity date of October 1, 2015, with two successive one-year extension options available, subject to certain conditions. The WestShore Loans require the borrower to make periodic payments of interest only with all outstanding principal and accrued interest being due and payable at the maturity date. The majority of the proceeds of the WestShore Loans were applied toward the extinguishment of the previous $84.8 million loan on WestShore, $25.0 million of the proceeds were distributed to the Blackstone Venture partners as a return of capital, and the remainder is being held in the Blackstone Venture to fund future obligations.

At September 30, 2012, the mortgage notes payable associated with Properties held in the ORC Venture were collateralized with first mortgage liens on two Properties having a net book value of $204.0 million. At September 30, 2012, the mortgage notes payable associated with Properties held in the Blackstone Venture were collateralized with first mortgage liens on two Properties having a net book value of $290.7 million.

Consolidated Obligations and Commitments

Long-term debt obligations including both scheduled interest and principal payments are disclosed in Note 7 - “Mortgage Notes Payable” and Note 8 - "Notes Payable" to the consolidated financial statements.

At September 30, 2012, we had the following obligations relating to dividend distributions.  In the third quarter of 2012, the Company declared distributions of $0.10 per outstanding Common Shares and OP Units, which totaled $14.4 million, to be paid during the fourth quarter of 2012. Our Series G Preferred Shares and Series H Preferred Shares pay cumulative dividends and therefore the Company is obligated to pay the dividends for these shares in each fiscal period in which the shares remain outstanding.  This obligation is $24.4 million per year.  The distribution obligation at September 30, 2012 for Series G Preferred Shares and Series H Preferred Shares is $4.2 million and $1.3 million, which represent the dividends declared but not paid as of September 30, 2012, respectively.

At September 30, 2012, there were approximately 2.3 million OP Units outstanding.  These OP Units are redeemable, at the option of the holders, beginning on the first anniversary of their issuance.  The redemption price for an OP Unit shall be, at the option of GPLP, payable in the following form and amount: (i) cash at a price equal to the fair market value of one Common Share of the Company or (ii) Common Shares at the exchange ratio of one share for each OP Unit.  The fair value of the OP Units outstanding at September 30, 2012 is $24.7 million based upon a per unit value of $10.64 at September 30, 2012 (based upon a five-day average of the Common Share stock price from September 21, 2012 to September 27, 2012).

Our lease obligations are for office space, office equipment, computer equipment and other miscellaneous items.  The obligation for these leases at September 30, 2012 was $3.4 million.

At September 30, 2012, we had executed leases committing to $11.4 million in tenant allowances.  The leases will generate gross rents of approximately $55.4 million over the original lease term.

Other purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $42.3 million at September 30, 2012.

The Company currently has two ground lease obligations relating to Pearlridge and Malibu.  The ground lease at Pearlridge provides for scheduled rent increases every five years and expires in 2058 with two ten-year extension options that are exercisable at our option.  The ground lease at Malibu provides for scheduled rent increases every five years. Beginning in 2023, the increases will be determined by the consumer price index and will be a minimum of 5% and a maximum of 20%. The ground lease at Malibu expires in 2047 with three five-year extension options. Our obligations under the aforementioned ground leases are as follows:  2012 - $1.1 million, 2013-2014 - $9.1 million, 2015-2016 - $9.5 million, and $293.3 million thereafter.

Commercial Commitments

The credit facility terms as of September 30, 2012, are discussed in Note 8 - “Notes Payable” to the consolidated financial statements.

Pro-rata share of Unconsolidated Joint Venture Obligations and Commitments

Our pro-rata share of the long-term debt obligation for scheduled payments of both principal and interest related to loans at Properties owned through unconsolidated joint ventures.

We have a pro-rata obligation for tenant allowances in the amount of $1.6 million for tenants who have signed leases at the joint venture Properties.  The leases will generate pro-rata gross rents of approximately $5.6 million over the original lease term.

Other pro-rata share of purchase obligations relate to commitments to vendors for various matters such as development contractors and other miscellaneous commitments.  These obligations totaled $1.8 million at September 30, 2012.

The Company currently has one ground lease obligation relating to its unconsolidated joint ventures. The ground lease obligation relates to our pro-rata share of the ground lease at Puente. The ground lease at Puente is set to fair market value every ten years as determined by independent appraisal. The ground lease at Puente expires in 2059. Our current annual pro-rata share of this obligation in which we hold a 52% common interest is: 2012 - $68,000 and 2013-2014 - $479,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Developments in Progress

The table below summarizes the classification of “Developments in Progress” as it relates to our Consolidated Balance Sheet as of September 30, 2012:

	Developments in Progress as of September 30, 2012 (dollars in thousands)
	Consolidated Properties	Unconsolidated Proportionate Share	Total
Land for future development	$7,293	$—	$7,293
Scottsdale Quarter land and improvements	36,880	—	36,880
Redevelopment and development	11,468	1,216	12,684
Tenant improvements and tenant allowances	8,998	1,424	10,422
Other	5,076	150	5,226
Total	$69,715	$2,790	$72,505

Capital expenditures are generally accumulated within a project and classified as “Developments in Progress” on the Consolidated Balance Sheets until such time as the project is completed and placed in service.  At the time the project is completed, the dollars are transferred to the appropriate category on the Consolidated Balance Sheets and are depreciated on a straight-line basis over the useful life of the assets.  Included within Development in Progress is the capitalization of internal costs such as wages and benefits of which we capitalized $2.0 million for the nine months ended September 30, 2012.

The tables below summarizes the amounts spent on capital expenditures for the three and nine months ended September 30, 2012 (dollars in thousands):

	Capital Expenditures for the Three Months Ended September 30, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$1,140	$—	$1,140
Redevelopment and renovation projects	$18,999	$31	$19,030

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$4,084	$1,269	$5,353
Non-anchor stores	5,081	21	5,102
Operational capital expenditures	2,480	56	2,536
Total Property Capital Expenditures	$11,645	$1,346	$12,991

	Capital Expenditures for the Nine Months Ended September 30, 2012
	Consolidated Properties	Unconsolidated Joint Venture Proportionate Share	Total
Development Capital Expenditures:
Development projects	$6,938	$—	$6,938
Redevelopment and renovation projects	$24,505	$76	$24,581

Property Capital Expenditures:
Tenant improvements and tenant allowances:
Anchor stores	$9,768	$3,144	$12,912
Non-anchor stores	10,906	596	11,502
Operational capital expenditures	4,650	417	5,067
Total Property Capital Expenditures	$25,324	$4,157	$29,481

Property Capital Expenditures

We plan capital expenditures by considering various factors such as return on investment, our five-year capital plan for major facility expenditures such as roof and parking lot improvements, and tenant construction allowances, based upon the economics of the lease terms and cash available for making such expenditures.  Our anchor store tenant improvements include improvements for a new Restoration Hardware at Scottsdale Quarter, a new DSW Shoe Warehouse at Dayton Mall and a new h.h. gregg at Grand Central Mall. Tenant improvements for anchor stores at the joint venture properties relate primarily to two new H&M stores at Lloyd and WestShore.

The tenant improvements for non-anchor stores include stores such as Disney and True Religion at The Outlet Collection |Jersey Gardens, lululemon athletica at Polaris Fashion Place in Columbus, Ohio, Victoria's Secret at Pearlridge, Paladin Academy at Northtown Mall and Express and Brooks Brothers at Town Center Plaza.

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

We continue to make significant progress on our redevelopment projects to update our two outlet Properties, The Outlet Collection | Jersey Gardens in Elizabeth, New Jersey and The Outlet Collection | Seattle in Auburn, Washington ("Seattle"). We anticipate investing approximately $55 - $65 million during the next 12 - 18 months to renovate, re-brand, and enhance the tenant mix at these outlet Properties. Plans include remodeled corridors, entrances, food courts, restrooms and the introduction of premier outlet retail brands to compliment the existing retailers at the Properties. The Company has spent $9.0 million through the third quarter of 2012 on The Outlet Collection™ redevelopment and anticipates the projects to open in the second half of 2013. The yield expected on the redevelopment is between 7% - 9%.

Our redevelopment and renovation expenditures in 2012 relate primarily to the outlet redevelopment project at The Outlet Collection | Jersey Gardens and Seattle, as well as the purchase of the Great Indoors store at Polaris Fashion Place. It also includes amounts relating to the new Dick's Sporting Goods at the Dayton Mall in Dayton, Ohio and a new Applebee's restaurant at The Outlet Collection | Jersey Gardens.

Developments

One of our objectives is to enhance portfolio quality by developing new retail properties. Our management team has developed numerous retail properties nationwide and has significant experience in all phases of the development process including site selection, zoning, design, pre-development leasing, construction financing, and construction management.

Our development spending for the quarter ended September 30, 2012 primarily relates to our investment in Scottsdale Quarter.

The first two phases of Scottsdale Quarter are completed with approximately 519,000 square feet of GLA consisting of approximately 346,000 square feet of retail space with approximately 173,000 square feet of office space above the retail units. Approximately 88% of the tenants in the first two phases are now open and Scottsdale Quarter has become a dynamic, outdoor urban environment featuring sophisticated architectural design, comfortable pedestrian plazas, an open park space, and a variety of upscale shopping, dining and entertainment options. Scottsdale Quarter's improvements have been funded by the proceeds from the mortgage loan on Scottsdale Quarter as well as proceeds from our credit facility. We are pleased with the tenant mix and overall leasing progress made to date on Scottsdale Quarter.  Between signed leases and letters of intent, we have approximately 93% of Phases I and II space addressed. Apple, Armani Exchange, Brio, Dominick's Steakhouse, Express, Free People, Gap, Gap Kids, Grimaldi's Pizzeria, H&M, iPic Theater, lululemon athletica, Nike, Pottery Barn, Sephora, Stingray Sushi, True Food, and West Elm have opened their stores.  Also, all of the office space is now leased.  The first two phases of Scottsdale Quarter are completed and we expect a stabilized return ranging between approximately 6.0% and 6.5%.

With respect to Phase III of Scottsdale Quarter, our goal in 2012 is to finalize our plans for this phase and we anticipate that the retail component of Phase III will be the cornerstone of that portion of the project. In addition to retail, a portion of Phase III of Scottsdale Quarter could be developed for various uses including residential, lodging, or office. A portion of the Phase III real estate is in contract and the buyer has plans to develop luxury apartment units on the north parcel of the land. The contract is subject to completion of the buyer's due diligence and is expected to close in 2013.

We also continue to actively pursue a variety of other prospective development opportunities.  With the continued improvement in overall economic market conditions, management believes the possibility of moving forward with such opportunities is increasing.

Portfolio Data

Tenant Sales

Average sales for tenants in stores less than 10,000 square feet, including our joint venture Malls (“Mall Store Sales”), for the twelve month period ended September 30, 2012 were $429 compared to $396 for the twelve month period ended September 30, 2011.  Mall Store Sales include only those stores open for the twelve months ended September 30, 2012 and 2011.

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

Portfolio occupancy statistics, by property type, are summarized below:

	Occupancy (1)
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011

Total Occupancy
Core Malls (2)	94.7%	93.6%	93.8%	94.8%	94.3%
Mall Portfolio – Excluding Joint Ventures	94.2%	92.9%	92.9%	93.9%	93.3%
Total Community Center Portfolio	94.6%	88.9%	90.7%	90.2%	95.0%

(1)	Occupied space is defined as any space where a tenant is occupying the space or paying rent at the date indicated, excluding all tenants with leases having an initial term of less than one year.

(2)	Includes the Company’s material joint venture Malls.

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

The following table summarizes our new and renewal leasing activity for the nine months ending September 30, 2012:

	GLA Analysis			Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Renewal Leases	Total
Mall anchors	84,700	113,553	198,253	$39.49	$11.78	$17.98
Mall non-anchors	309,022	598,417	907,439	$33.13	$31.75	$32.22

The following table summarizes the new and renewal lease activity and the comparative prior rents for the three and nine months ended September 30, 2012, for only those leases where the space was occupied in the previous 24 months:

	GLA Analysis					Average Annualized Base Rents
Property Type	New Leases	Renewal Leases	Total	New Leases	Prior Tenants	Renewal Leases	Prior Rent	Total New/ Renewal	Total Prior Tenants/ Rent	Percent Change in Base Rent
Three months ended September 30, 2012:
Mall anchors	—	—	—	$—	$—	$—	$—	$—	$—	—%
Mall non-anchors	66,104	93,827	159,931	$26.01	$24.83	$41.59	$37.66	$35.15	$32.36	9%

Nine months ended September 30, 2012:
Mall anchors	—	58,159	58,159	$—	$—	$11.78	$11.78	$11.78	$11.78	—%
Mall non-anchors	186,705	441,965	628,670	$37.10	$33.26	$34.72	$32.24	$35.43	$32.54	9%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk.  We use interest rate protection agreements or swap agreements to manage interest rate risks associated with long-term, floating rate debt.  At September 30, 2012, approximately 87.4% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 4.2 years and a weighted-average interest rate of approximately 5.2%.  At December 31, 2011, approximately 85.0% of our debt, after giving effect to interest rate protection agreements, bore interest at fixed rates with a weighted-average maturity of 3.4 years, and a weighted-average interest rate of approximately 5.4%.  The remainder of our debt at September 30, 2012 and December 31, 2011, bears interest at variable rates with weighted-average interest rates of approximately 3.0%.

At September 30, 2012, the fair value of our debt (excluding borrowings under our credit facility) was $1,402.4 million, compared to its carrying amount of $1,368.6 million.  Fair value was estimated using cash flows discounted at current market rates, as estimated by management. When determining current market rates for purposes of estimating the fair value of debt, we employed adjustments to the original credit spreads used when the debt was originally issued to account for current market conditions. Our combined future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR.  Based upon consolidated indebtedness and interest rates at September 30, 2012, a 100 basis point increase in the market rates of interest would decrease both future earnings and cash flows by $1.9 million per year.  Also, the fair value of our debt would decrease by approximately $29.9 million.  A 100 basis point decrease in the market rates of interest would increase future earnings and cash flows by $399,000 per year and increase the fair value of our debt by approximately $31.8 million. The savings in interest expense noted above resulting from a 100 basis point decrease in market rates is limited due to the current LIBOR rate, which was 0.22% as of September 30, 2012.   We have entered into certain swap agreements which impact this analysis at certain LIBOR rate levels (see Note 10- "Derivative Financial Instruments" to the consolidated financial statements).

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

(b) Changes in Internal Controls Over Financial Reporting.  There were no changes in our internal controls over financial reporting during the third quarter of 2012 that have materially affected, or reasonably likely to materially affect, our internal controls over financial reporting.

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

(c)    Redemption of Series F Preferred Shares and Series G Preferred Shares

The following sets forth certain information relating to the redemption by GRT of its Series F Preferred Shares and Series G Preferred Shares during the three months ended September 30, 2012:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	—	—	—	—
August 1through August 31	—	—	—	—
September 1 through September 30	2,400,000(1)	$25.3896	2,400,000	—
	1,200,000(2)	$25.3617	1,200,000	—

(1)    On September 4, 2012, GRT redeemed all of its 2.4 million issued and outstanding Series F Preferred Shares. The Series F Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions to but excluding the aforementioned redemption date in an amount equal to $0.3896 per share, for a total payment of $25.3896 per share.

(2)    On September 4, 2012, GRT redeemed 1.2 million of the 9.5 million issued and outstanding Series G Preferred Shares. The Series G Preferred Shares were redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid distributions to but excluding the aforementioned redemption date in an amount equal to $0.3617 per share, for a total payment of $25.3617 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

10.169	Loan Agreement, dated as of August 22, 2012, by and between Dayton Mall II, LLC and Wells Fargo Bank, National Association.
10.170	Promissory Note, dated August 22, 2012, issued by Dayton Mall II, LLC to Wells Fargo Bank, National Association in the principal amount of $82,000,000.
10.171	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of August 22, 2012, by Dayton Mall II, LLC for the benefit of Wells Fargo Bank, National Association.
10.172	Guaranty of Recourse Obligations, dated as of August 22, 2012, by Dayton Mall II, LLC in favor of Wells Fargo Bank, National Association.
10.173	Form Restricted Stock Award Agreement for Glimcher Realty Trust's 2012 Incentive Compensation Plan (Executive Awards - Five Year Cliff Vesting).
31.1	Certification of the Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

Dated:    October 26, 2012